Form 10-Q
period 2000-09-30
COACH INC
filed 2000-11-14
CIK 1116132

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               --------------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number              1-16153
                       ------------------------------------------
                                    Coach, Inc.
               -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                    52-2242751
-------------------------------                      -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


              516 West 34th Street, New York, NY  10001
-----------------------------------------------------------------------
              (Address of principal executive offices)
                            (Zip Code)

                    (212) 594-1850
-----------------------------------------------------------------------
       (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
    --------           -------

       On November 14, 2000, the Registrant had 43,513,333 outstanding shares of common stock, which is the Registrant's only class of common stock.

              The document contains 27 pages excluding exhibits.

                                   COACH, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                   Page Number
                                                                                                 -----------

ITEM 1.           FINANCIAL STATEMENTS -
                           Preface                                                                        3

                           Condensed Consolidated and Combined Balance Sheets -
                                    For Pro Forma as Adjusted September 30, 2000,
                                    and at September 30, 2000 and July 1, 2000                            4

                           Condensed Consolidated and Combined Statements of Income -
                                    For the thirteen weeks ended
                                    September 30, 2000 and October 2, 1999                                5

                           Consolidated and Combined Statements of Common
                           Stockholders' Equity -
                                    For the period July 3, 1999 to September 30, 2000                     6

                           Consolidated and Combined Statements of Cash Flows -
                                    For the thirteen weeks ended
                                    September 30, 2000 and October 2, 1999                                7

                           Notes to Consolidated and Combined Financial Statements                        8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                               15

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              23


PART II -         OTHER INFORMATION AND SIGNATURES

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     24


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                        25


SIGNATURE                                                                                                 27

EXHIBIT 2.4       Employee Matters Agreement

EXHIBIT 27        Financial Data Schedule

ITEM 1.

                          COACH, INC. AND SUBSIDIARIES

                                     PREFACE


The consolidated financial statements for the thirteen weeks ended September 30, 2000 and October 2, 1999 and the balance sheet as of September 30, 2000 included herein have not been audited by independent public accountants, but, in the opinion of Coach, Inc. ("Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and the results of operations and the cash flows for the periods presented herein have been made. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for the thirteen weeks ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2001.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form S-1 for the fiscal year ended July 1, 2000.

                                   COACH, INC.
               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                     At September 30, 2000 and July 1, 2000
                                 (IN THOUSANDS)


                                                   PRO FORMA
                                                  AS ADJUSTED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,                   JULY 1,
                                                      2000                              2000                        2000
                                             -----------------------           -----------------------      ----------------------
                                                  (unaudited)                       (unaudited)
ASSETS

Cash                                         $                  164            $                  164       $                 162
Receivables                                                  24,855                            24,855                      15,567
Inventories                                                 119,397                           119,397                     102,097
Other current assets                                         17,047                            17,047                      15,862
                                             -----------------------           -----------------------      ----------------------

Total current assets                                        161,463                           161,463                     133,688

Receivable from Sara Lee                                          -                                 -                      63,783
Property, net                                                66,314                            66,314                      65,184
Trademarks and other assets                                  33,718                            33,718                      33,998
                                             -----------------------           -----------------------      ----------------------

Total assets                                 $              261,495            $              261,495       $             296,653
                                             =======================           =======================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts                              $                5,408            $                5,408       $               4,940
Accounts payable                                              4,999                             4,999                       2,926
Accrued liabilities                                          82,948                            78,662                      71,693
Revolving credit facility                                     5,671                             9,957                           -
Long-term debt due within one year                               40                                40                          40
                                             -----------------------           -----------------------      ----------------------

Total current liabilities                                    99,066                            99,066                      79,599

Long-term debt                                               71,735                             3,735                       3,735
Other liabilities                                             2,158                             2,158                         511
Common stockholders' equity                                  88,536                           156,536                     212,808
                                             -----------------------           -----------------------      ----------------------

Total liabilities and stockholders' equity   $              261,495            $              261,495       $             296,653
                                             =======================           =======================      ======================

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
            CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
       FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2,1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THIRTEEN WEEKS ENDED
                                                     -------------------------------------------------------
                                                           SEPTEMBER 30,                    OCTOBER 2,
                                                               2000                            1999
                                                     ------------------------         ----------------------
Net sales                                            $               134,552          $             118,032

Cost of sales                                                         49,564                         54,727
                                                     ------------------------         ----------------------

Gross profit                                                          84,988                         63,305
Selling, general and administrative expenses                          68,246                         60,256
Reorganization costs                                                   4,950                              -
                                                     ------------------------         ----------------------

Operating income                                                      11,792                          3,049
Interest expense, net                                                    113                             97
                                                     ------------------------         ----------------------

Income before income taxes                                            11,679                          2,952
Provision for income taxes                                             4,088                            903
                                                     ------------------------         ----------------------

Net income                                           $                 7,591          $               2,049
                                                     ========================         ======================


Pro forma as adjusted basic net income per share     $                  0.17
                                                     ========================

Shares used in computing pro forma as adjusted
     basic net income per share                                       43,513
                                                     ========================

Pro forma as adjusted diluted net income per share   $                  0.17
                                                     ========================

Shares used in computing pro forma as adjusted
     diluted net income per share                                     43,670
                                                     ========================

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
       CONSOLIDATED AND COMBINED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                FOR THE PERIOD JULY 3, 1999 TO SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    ACCUMULATED
                                                                     SARA LEE          OTHER
                                                                     CORPORATION    COMPREHENSIVE    COMPREHENSIVE
                                                   TOTAL             EQUITY         INCOME (LOSS)    INCOME (LOSS)
                                                   --------------------------------------------------------------------
Balances at July 3, 1999                            $ 203,162       $ 203,966        $   (804)

     Net income                                         2,049           2,049               -        $       2,049
     Translation adjustments                               55               -              55                   55
                                                                                                    ---------------
     Comprehensive income                                                                            $       2,104
                                                                                                    ===============

                                                   -----------     -----------      ----------
Balances at October 2, 1999                           205,266         206,015            (749)

     Net income                                        36,554          36,554               -               36,554
     Equity distribution                              (29,466)        (29,466)              -                    -
     Translation adjustments                               97               -              97                   97
     Minimum pension liability                            357               -             357                  357
                                                                                                    ---------------
     Comprehensive income                                                                           $       37,008
                                                                                                    ===============

                                                   -----------     -----------      ----------
Balances at July 1, 2000                              212,808         213,103            (295)

     Net income                                         7,591           7,591               -                7,591
     Capitalization of receivable from Sara Lee       (63,783)        (63,783)                                   -
     Translation adjustments                              (80)              -             (80)                 (80)
                                                                                                    ---------------
     Comprehensive income                                                                            $       7,511
                                                                                                    ===============

                                                   -----------     -----------      ----------
Balances at September 30, 2000                       $ 156,536       $ 156,911        $   (375)
                                                   ===========     ===========      ==========

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
       FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2,1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THIRTEEN WEEKS ENDED
                                                          --------------------------------------------------------
                                                                SEPTEMBER 30,                    OCTOBER 2,
                                                                    2000                            1999
                                                          ------------------------         ----------------------
OPERATING ACTIVITIES
Net Income                                                $                 7,591          $               2,049
Adjustments for noncash charges included in net income:
     Depreciation                                                           5,397                          5,059
     Amortization of intangibles                                              221                            324
     Reorganization costs                                                   4,950                              -
     (Increase) in deferred taxes                                          (1,732)                        (2,085)
     Other noncash credits, net                                             1,626                            (82)
     Changes in current assets and liabilities:
           (Increase) in trade accounts receivable                         (9,288)                        (9,086)
           (Increase) in inventories                                      (17,300)                        (2,726)
           Decrease in other current assets                                   547                            531
           Increase (decrease) in accounts payable                          2,073                         (4,342)
           Increase in accrued liabilities                                  3,016                          1,118
           Decrease in receivable from Sara Lee                             4,144                          1,918
                                                          ------------------------         ----------------------

     Net cash from (used in) operating activities                           1,245                         (7,322)
                                                          ------------------------         ----------------------

INVESTMENT ACTIVITIES
Purchases of property and equipment                                        (7,573)                        (5,622)
Dispositions of property and equipment                                         49                          1,362
                                                          ------------------------         ----------------------

     Net cash (used in) investment activities                              (7,524)                        (4,260)
                                                          ------------------------         ----------------------

FINANCING ACTIVITIES
     Borrowings from Sara Lee                                             139,363                        127,124
     Repayments to Sara Lee                                              (133,550)                      (116,172)
     Bank overdrafts                                                          468                            636
                                                          ------------------------         ----------------------

     Net cash from financing activities                                     6,281                         11,588
                                                          ------------------------         ----------------------

Increase in cash and equivalents                                                2                              6
Cash and equivalents at beginning of period                                   162                            148
                                                          ------------------------         ----------------------
Cash and equivalents at end of period                     $                   164          $                 154
                                                          ========================         ======================

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1      BASIS OF PRESENTATION

       Coach was formed in 1941 and was acquired by Sara Lee Corporation ("Sara Lee") in July 1985 in a transaction accounted for as a purchase. Coach has operated as a division in the United States and as subsidiaries in foreign countries.

       On May 30, 2000, Sara Lee announced its plan to create an independent publicly traded company, Coach, Inc. ("Coach", "the Company") comprised of Sara Lee's branded leathergoods and accessories business. On June 1, 2000, Coach was incorporated under the laws of the State of Maryland. On October 2, 2000, Coach began to operate as a wholly owned subsidiary of Sara Lee.

       As described in Note 8 (Subsequent Events), during October 2000 Coach completed an initial public offering of 8,487 shares of common stock. This reduced Sara Lee's ownership to 80.5%.

       The historical financial statements have been prepared using Sara Lee's historical basis in the assets and liabilities and the results of Coach's business.

2      INVENTORIES

       Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventory cost includes material and conversion costs.

       Components of inventories are as follows:

                                                   SEPTEMBER 30,            JULY 1,
                                                        2000                  2000
                                               ---------------------    ---------------
                     Finished Goods               $     113,800         $      95,446
                     Work in process                      1,230                   677
                     Materials and supplies               4,367                 5,974
                                               ----------------         -------------
                                                  $     119,397         $     102,097
                                               ================         =============


                                   COACH, INC.

           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3      REVOLVING CREDIT FACILITY/LONG TERM DEBT

       Coach participates in a cash concentration system that requires that cash balances be deposited with Sara Lee which are netted against any borrowings or billings that are provided by Sara Lee. On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing from Sara Lee permitted under this facility is $75,000 which will accrue interest at US dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility will accrue interest at US dollar LIBOR minus 20 basis points. When Sara Lee owns less than 50% of Coach's outstanding capital stock, this facility will terminate and become due. The credit facility contains certain covenants including a requirement that Coach maintain an interest coverage ratio of at least 1.75, and restrictions on mergers, significant property disposals, dividends, additional secured debt, sale and leaseback transactions or lease obligations in excess of amounts approved by Sara Lee. As of September 30, 2000 we are in compliance with all note covenants. We are required to repay these borrowings from cash provided by operations as reduced by capital expenditures.

       As described in Note 8 (Subsequent Events), Coach has completed an equity restructuring which resulted in the assumption of $190,000 of long-term debt payable to a subsidiary of Sara Lee. The net proceeds of the initial stock offering were used to partially repay this loan, resulting in a remaining balance of $68,000.

       This long-term debt has a maturity date of September 30, 2002 and will accrue interest at U.S. dollar LIBOR plus 30 basis points while Sara Lee owns greater than a majority of Coach's common stock, and U.S. dollar LIBOR plus 250 basis points when Sara Lee owns less than 80% of Coach's capital stock. Coach intends to repay this note using cash generated from future operations. The note contains certain covenants, including a requirement that Coach maintain an interest coverage ratio of at least 1.75, and restrictions on mergers, significant property disposals, dividends, additional secured debt, sale and leaseback transactions or lease obligations in excess of amounts approved by Sara Lee. Primarily all cash flows from operations less capital expenditures after debt service payments under the cash concentration system are required as payments under this note.

                                   COACH, INC.

           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

4      REORGANIZATION COSTS

       In the first quarter of fiscal year 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involves the termination of 362 manufacturing, warehousing and management employees at the Medley, Florida facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers.

       Coach has recognized a reorganization cost of $4,950 in the first quarter of fiscal year 2001. This reorganization cost includes $3,168 for worker separation costs, $785 for lease termination costs, and $997 for the write down of long-lived assets to their estimated net realizable values.

       The composition of the reorganization reserves is set forth in the table below. We expect that these reorganization actions will be completed by the end of this fiscal year.

                                                                WRITE-DOWN OF
                                             ORIGINAL           LONG-LIVED ASSETS                      REORGANIZATION
                                             REORGANIZATION     TO NET REALIZABLE        CASH          RESERVES AS OF
                                             RESERVES           VALUE                    PAYMENTS      SEPTEMBER 30, 2000
                                             ----------------------------------------------------------------------------
        Worker's separation costs            $      3,168                  -             $     (24)    $       3,144
        Lease termination costs                       785                  -                    (6)              779
        Anticipated losses on
           disposal of fixed assets                   997       $       (997)                    -                 -
                                             ------------       ------------             ---------     -------------
        Total reorganization reserve         $      4,950       $       (997)            $     (30)    $       3,923
                                             ============       ============             =========     =============

       During 1999, Coach closed the Carlstadt, New Jersey warehouse and distribution center and the Italian manufacturing operation and reorganized the Medley, Florida manufacturing facility. As contemplated in the original plan, a portion of the Carlstadt facility remains in use for product development. Related to these facility closures and the reorganization activities, 737 employees were terminated. At July 1, 2000, these reorganization actions were complete and certain worker's separation costs remained to be paid subject to the separation agreements with each employee. During the quarter, workers' separation costs of $63 were paid. The remaining balance of $79 will be paid by December 2000.

                                   COACH, INC.

           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

5      EARNINGS PER SHARE

       Prior to October 2, 2000, Coach operated as a division of Sara Lee and did not have any shares outstanding. Therefore, earnings per share for the thirteen weeks ended September 30, 2000 are calculated on a pro forma as adjusted basis. Pro forma as adjusted basic net income per share is computed by dividing net income by the assumed number of shares outstanding. This share amount is calculated on a pro forma as adjusted basis assuming that the 35,025.333 to 1.0 common stock dividend had occurred and that 8,487 shares were sold in the initial public offering in October 2000. Pro forma as adjusted diluted net income per share reflects the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock. The following is a reconciliation of the assumed shares outstanding for purposes of calculating pro forma as adjusted basic and diluted net income per share.

                                                                                   THIRTEEN WEEKS ENDED
                                                                                        SEPTEMBER 30,
                                                                                             2000
                                                                                   --------------------
        Net income                                                                      $      7,591
                                                                                        ============

        Shares used in computing pro forma
           as adjusted basic net income per share                                             43,513

        Dilutive effect of stock award plans based
           on the initial offering price                                                         157

                                                                                        ------------
        Shares used in computing pro forma as
           adjusted diluted net income per share                                              43,670
                                                                                        ============

        Pro forma as adjusted basic net income
           per share                                                                    $       0.17
                                                                                        ============

        Pro forma as adjusted diluted net income
           per share                                                                    $       0.17
                                                                                        ============

                                   COACH, INC.

           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

       As described in Note 8 (Subsequent Events), Coach issued options representing 3,171 shares of common stock at the offering price and our employees converted Sara Lee options into Coach options representing 1,204 shares of common stock. Both the newly granted stock options and the converted Sara Lee stock options are non-dilutive in the pro forma as adjusted disclosures based upon the initial public offering price.

6      SEGMENT INFORMATION

       The Company operates its business in two reportable segments: Direct to Consumer and Wholesale. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company owned retail and factory stores, the Coach catalog and the Internet constitute the Direct to Consumer segment. Wholesale refers to sales of Coach products to other retailers. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

                                                 DIRECT TO                         CORPORATE
THIRTEEN WEEKS ENDED SEPT. 30, 2000               CONSUMER      WHOLESALE         UNALLOCATED           TOTAL
-------------------------------------------------------------------------------------------------------------
Net Sales                                          $80,508        $54,044                  -        $ 134,552
Operating income                                    20,052         22,126           $(30,386)          11,792
Interest income                                          -              -                  29              29
Interest expense                                         -              -                 142             142
Income before taxes                                 20,052         22,126            (30,499)          11,679
Depreciation and amortization                        3,067            394               2,157           5,618
Total assets                                       139,412         68,765              53,318         261,495
Additions to long-lived assets                       6,238            899                 436           7,573

                                                 DIRECT TO                         CORPORATE
THIRTEEN WEEKS ENDED OCT. 2, 1999                 CONSUMER      WHOLESALE         UNALLOCATED           TOTAL
-------------------------------------------------------------------------------------------------------------
Net sales                                         $ 70,361        $47,671                   -        $118,032
Operating income                                    14,755         16,474            $(28,180)          3,049
Interest income                                          -              -                   8               8
Interest expense                                         -              -                 105             105
Income before taxes                                 14,755         16,474            (28,277)           2,952
Depreciation and amortization                        2,513            377               2,493           5,383
Total assets                                       120,428         59,995             101,179         281,602
Additions to long-lived assets                       2,889            355               2,378           5,622

                                   COACH, INC.

           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

The following is a summary of the common costs not allocated in the determination of segment performance.

                                                             THIRTEEN WEEKS ENDED
                                                             --------------------
                                                     SEPT. 30, 2000           OCT. 2, 1999
                                                     --------------           ------------
Manufacturing variances                                     $(383)                $(6,989)
Advertising, marketing and design                          (8,928)                 (7,780)
Administration and information systems                    (10,276)                 (7,595)
Distribution and customer service                          (5,849)                 (5,816)
Reorganization costs                                       (4,950)                       -
                                                      ------------            ------------

Total corporate unallocated                              $(30,386)               $(28,180)
                                                      ============            ============

7      RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for derivative and hedging activities. Coach adopted SFAS No. 133, as amended, as of July 2, 2000. Coach does not hold or use derivative instruments, hence this adoption had no effect on Coach's operating income or financial position.

8      SUBSEQUENT EVENTS

       In October 2000, Coach completed an initial public offering of common stock. In conjunction with this offering, the following transactions occurred:

              On July 2, 2000, the receivable from Sara Lee was capitalized into stockholders' net investment. No cash was paid or collected by either party.

              On October 2, 2000, Coach assumed $190,000 of indebtedness to a subsidiary of Sara Lee resulting in a reduction in equity.

              Coach declared and paid a 35,025.333 to 1.0 common stock dividend.

                                   COACH, INC.

           THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

              Coach sold 8,487 shares of common stock in an initial public offering at a price of $16.00 per share. After deducting the underwriting discount and estimated offering expenses, net proceeds of $122,000 were received.

              The net offering proceeds were used to repay a portion of the indebtedness to a subsidiary of Sara Lee resulting in a remaining obligation of $68,000.

              Coach issued options to purchase 3,171 shares of our common stock at the offering price.

              Coach employees elected to convert previously held Sara Lee options into options to purchase 1,204 shares of our common stock.

              Coach employees elected to convert previously held Sara Lee service-based restricted stock units into 34 Coach service-based restricted stock units.

              Coach employees elected to convert previously held Sara Lee restricted stock under deferred compensation agreements, into 123 shares of Coach restricted stock.

9      PRO FORMA BALANCE SHEET INFORMATION

       Pro forma amounts give effect to the following actions as though these actions had been taken as of September 30, 2000:

              On October 2, 2000, Coach assumed $190,000 of indebtedness to a subsidiary of Sara Lee resulting in a reduction in equity.

              Coach declared and paid a 35,025.333 to 1.0 common stock dividend.

              Coach sold 8,487 shares of common stock in an initial public offering at a price of $16.00 per share. After deducting the underwriting discount and estimated offering expenses, net proceeds of $122,000 were received.

              The net offering proceeds were used to repay a portion of the indebtedness to a subsidiary of Sara Lee resulting in a remaining obligation of $68,000.

              Estimated costs and expenses of the common stock offering of $4,286 have been accrued. The offsetting amount has been applied to the revolving credit facility, pending cash payment of these expenditures.

ITEM 2.

                                   COACH, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
       Coach was founded in 1941 and was acquired by Sara Lee Corporation in 1985. Coach is a designer, producer and marketer of quality, modern, American classic accessories and gifts. Our primary product offerings include handbags, women's and men's accessories, business cases, luggage and travel accessories, personal planning products, leather outerwear, gloves and scarves.

       On May 30, 2000, Sara Lee announced a plan to narrow its focus on a smaller number of global branded consumer packaged goods businesses by, among other things, initiating plans to dispose of some of its non-core businesses. The plan included the initial public offering of up to 19.5% of our common stock to be followed by a later distribution of our remaining common stock by Sara Lee. As of September 30, 2000, we were a wholly owned subsidiary of Sara Lee. On October 5, 2000, the Company was listed on the New York Stock Exchange and sold
7.4 million shares of stock in an initial public offering, representing 17.4% of the outstanding shares. On October 17, 2000, the underwriters exercised their over-allotment option and purchased an additional 1.1 million shares of our stock. In total we sold 8.5 million shares of our common stock, representing 19.5% of the outstanding shares. The net proceeds of these transactions were used to repay 64.2% of the indebtedness owed to a subsidiary of Sara Lee Corporation.

       This management's discussion and analysis should be read in conjunction with Coach's Consolidated and Combined Financial Statements and accompanying footnotes thereto along with the cautionary statement of risk factors at the end of this section.

FIRST QUARTER FISCAL 2001 COMPARED TO FIRST QUARTER FISCAL 2000

       The following is a discussion of the results of operations for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 and a discussion of the changes in financial condition during the first quarter of fiscal 2001.

       Net sales by business segment in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 are as follows:



                                                                        THIRTEEN WEEKS ENDED
                                    ----------------------------------------------------------------------------------------

                                                       NET SALES                              PERCENTAGE OF TOTAL NET SALES
                                    ---------------------------------------------------       ------------------------------
                                                      (UNAUDITED)

                                    SEPT. 30,          OCT. 2,                                    SEPT. 30,          OCT. 2,
                                         2000             1999        RATE OF INCREASE                 2000             1999
                                         ----             ----        -----------------                ----             ----
                                         (DOLLARS IN MILLIONS*)

Direct to Consumer                     $80.5             $70.4                    14.4%              59.8%            59.6%
Wholesale                               54.0              47.7                    13.4%              40.2             40.4
                                      ------            ------                                      ------           ------
Total Net Sales                       $134.6            $118.0                    14.0%             100.0%           100.0%
                                      ======            ======                                      ======           ======

       *Components do not add to total due to rounding.

       Combined statements of income for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 are as follows:

                                                                             THIRTEEN WEEKS ENDED
                                                      -----------------------------------------------------------------
                                                          (DOLLARS IN MILLIONS, EXCEPT FOR EARNINGS PER SHARE)

                                                              SEPT. 30, 2000                      OCT. 2, 1999
                                                              --------------                      ------------
                                                               (UNAUDITED)                        (UNAUDITED)

                                                           $         % TO NET SALES           $          % TO NET SALES
                                                           -         --------------           -          --------------
Net sales                                               $134.0            99.6%            $117.6             99.7%
Licensing revenue                                          0.6             0.4                0.4              0.3
                                                      --------          ------           --------          -------
Total net sales                                          134.6           100.0              118.0            100.0
                                                      --------          ------           --------          -------
Gross profit                                              85.0            63.2               63.3             53.6
Selling, general and administrative expenses              68.2            50.7               60.3             51.1
                                                      --------          ------           --------          -------
Operating income before reorganization costs              16.8            12.5                3.0              2.5
Reorganization costs                                       5.0             3.7                  -                -
                                                      --------          ------           --------          -------
Operating income                                          11.8             8.8                3.0              2.5
Net interest expense                                       0.1             0.1                0.1                -
                                                      --------          ------           --------          -------
Income before taxes                                       11.7             8.7                2.9              2.5
Income taxes                                               4.1             3.1                0.9              0.8
                                                      --------          ------           --------          -------
Net income                                                $7.6             5.6%              $2.0              1.7%
                                                      ========          ========         ========          =======


Pro forma as adjusted net income per share:
         Basic                                           $0.17
         Diluted                                         $0.17

Pro forma as adjusted weighted average number of common shares:
         Basic                                          43,513
         Diluted                                        43,670

FIRST QUARTER FISCAL 2001 COMPARED TO FIRST QUARTER FISCAL 2000

NET SALES
       Net sales increased by 14.0% to $134.6 million in the first quarter of fiscal 2001 from $118.0 million during the first quarter of fiscal 2000. These results reflect increased volume in both the direct to consumer and wholesale channels.

       Direct to Consumer. Net sales increased 14.4% to $80.5 million during the first quarter of fiscal 2001 from $70.4 million during the comparable period for fiscal 2000. This sales increase was primarily due to new store openings, store renovations and expansions and comparable stores sales growth. Since the end of the first quarter of fiscal 2000, Coach has opened eight new retail stores and two new factory stores. In addition, 22 retail stores and one factory store were remodeled while five retail stores and three factory stores were expanded. Comparable store sales growth for the first quarter of fiscal 2001 for the entire U.S. store base was 5.5%. Comparable store sales growth for the first quarter of fiscal 2001 for retail stores and factory stores open for one full year was 3.8% and 6.7%, respectively. Coach also closed three retail stores and one factory store since the end of the first quarter of fiscal 2000.

       Wholesale. Net sales attributable to domestic and international wholesale shipments increased 13.4% to $54.0 million in the first quarter of fiscal 2001 from $47.7 million during the comparable quarter of fiscal 2000. This increase was driven by increased demand for new products in our U.S. and international wholesale channels. Licensing revenue increased 35.5% to $0.6 million in the first quarter of fiscal 2001 from $0.4 million during the first quarter of fiscal 2000 caused primarily by expanded distribution of licensed footwear product.

GROSS PROFIT
       Gross profit increased 34.3% to $85.0 million in the first quarter of fiscal 2001 from $63.3 million in the first quarter of fiscal 2000. Gross margin increased 953 basis points to 63.2% in the first quarter of fiscal 2001 from 53.6% in the first quarter of fiscal 2000. These increases were primarily due to the continuing impact of manufacturing and sourcing cost reductions realized during fiscal 2001 from the reorganization that commenced in 1999, as well as from increased shipments to international distributors. Gross profit also increased due to the reduction of low margin disposition shipments as compared to the comparable quarter in fiscal 2000.

       The following chart illustrates the gross margin performance which the Company has experienced over the last five quarters.

                           FISCAL YEAR ENDED JULY 1, 2000              FISCAL YEAR ENDING JUNE 30, 2001
                           ------------------------------              --------------------------------

                           Q1       Q2      Q3       Q4                Q1
                           --       --      --       --                --
                                     (UNAUDITED)                      (UNAUDITED)
                           ------------------------------              --------------------------------
Gross Margin               53.6%    62.1%   61.0%    61.5%             63.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
       SG&A expenses increased 13.3% to $68.2 million in the first quarter of fiscal 2001 from $60.3 million in the first quarter of fiscal 2000. As a percentage of net sales, SG&A expenses during the first quarter of fiscal 2001 were 50.7% compared to 51.1% during the first quarter of fiscal 2000.

       Selling expenses increased by 12.5% to $41.5 million in the first quarter of fiscal 2001 from $36.9 million during the comparable quarter in fiscal 2000. As a percentage of sales, selling costs were 30.8% in the first quarter of fiscal 2001 versus 31.2% in the first quarter of fiscal 2000. The selling expense increase was primarily due to $2.2 million of operating costs associated with stores that were not open during the first quarter of fiscal 2000. Eight new retail stores and two new factory stores that were operating during the first quarter of fiscal 2001 were not open in the first quarter of fiscal 2000. Two stores were temporarily closed during the first quarter of fiscal 2000, reducing our expenses for that period. Additionally, four stores were permanently closed since the end of the first quarter of fiscal 2000. The remaining selling expense increase was caused by volume related costs in our wholesale segment.

       Advertising, marketing, and design costs increased by 9.2% to $10.0 million in the first quarter of fiscal 2001, from $9.2 million during the same period in fiscal 2000. As a percentage of sales, advertising, marketing and design costs were 7.5% in the first quarter of fiscal 2001, versus 7.8% in the comparable quarter of fiscal 2000. The dollar increase in expenses was primarily due to the timing of advertising media and production expenses along with increased design costs.

       Distribution and customer service costs declined by $0.2 million to $6.4 million, in the first quarter of fiscal 2001, compared to $6.6 million in the first quarter of fiscal 2000. As a percentage of sales, distribution and customer service costs represented 4.8% in the first quarter of fiscal 2001 versus 5.6% in the first quarter of fiscal 2000. The decrease in distribution and customer service expenses reflected continued efficiency gains associated with the consolidation of warehouse and customer service activities into our Jacksonville, Florida facility.

       Administrative expenses increased by 35.3% to $10.3 million in the first quarter of fiscal 2001 from $7.6 million during the same period in fiscal 2000 as a result of increased occupancy, corporate governance and staffing costs. As a percentage of sales, administrative expenses were 7.6% in the first quarter of fiscal 2001, versus 6.4% during the comparable period in fiscal 2000. Higher occupancy costs were associated with the lease renewal of our New York City corporate headquarters location and incremental expenses were incurred to support new corporate governance activities relating to the Company becoming publicly owned.

REORGANIZATION COSTS
       In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involves the termination of 362 manufacturing, warehousing and management employees at the Medley, Florida facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach has recorded a reorganization cost of approximately $5.0 million in the first quarter of fiscal year 2001. This reorganization cost includes $3.2 million for worker separation costs, $0.8 million for lease termination costs and $1.0 million for the write down of long-lived assets to estimated net realizable value.

OPERATING INCOME
       Operating Income increased 287% to $11.8 million in the first quarter of fiscal 2001 from $3.0 million in the first quarter of fiscal 2000. Before the impact of reorganization costs in the first quarter of fiscal 2001, operating income increased 449% to $16.7 million from $3.0 million during the same period in fiscal 2000. This increase resulted from higher sales and improved gross margins, partially offset by an increase in SG&A expenses.

INCOME TAXES
       The effective tax rate increased to 35.0% in the first quarter of fiscal 2001 from 30.6% in the first quarter of fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

NET INCOME
       Net income increased 270% to $7.6 million in the first quarter of fiscal 2001 from $2.0 million in the first quarter of fiscal 2000. Before the impact of reorganization costs in the first quarter of fiscal 2001, net income increased 428% to $10.8 million from $2.0 million during the same period in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
       Sara Lee manages cash on a centralized basis for Coach and its other businesses. Cash receipts associated with our business have been transferred directly to Sara Lee on a daily basis and Sara Lee has provided funds to cover our disbursements. In accordance with the Separation Agreement, Sara Lee transferred to Coach an intercompany note payable of $190 million to a Sara Lee subsidiary on October 2, 2000. Net proceeds from the stock offering of $122 million were used to partially repay this note, resulting in a remaining balance of $68 million.

       Cash provided by operating activities, defined as net income plus depreciation and amortization and the change in working capital, was $1.2 million for the first quarter of fiscal 2001. Cash used by operating activities was $7.3 million in the same period of fiscal 2000. The $8.6 million year-to-year increase in cash provided from operating activities was the result of higher first quarter earnings partially offset by increased working capital requirements.

       Capital expenditures amounted to $7.6 million in the first quarter of fiscal 2001, compared to $5.6 million in the first quarter of fiscal 2000 and related primarily to new and renovated retail stores. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

       On July 2, 2000, we entered into a revolving credit facility with Sara Lee under which we may borrow up to $75 million. At September 30, 2000 we had accessed $10.0 million of this credit facility. The revolving credit facility is available to fund general corporate purposes and terminates when Sara Lee no longer holds 50% of our outstanding capital stock. We anticipate that at or prior to such time we will enter into a revolving credit facility with a banking institution.

       At the time of the IPO, we assumed $190 million of indebtedness in the form of a term note which matures on September 30, 2002, which was partially repaid with the net proceeds of the IPO amounting to $122 million. Each of the revolving credit facility and the term note covenants require us to maintain an interest coverage ratio of at least 1.75 to 1.0, and contains restrictions on liens, mergers and consolidations, significant property disposals, payment of dividends, transactions with affiliates (other than Sara Lee), sale and leaseback transactions and lease obligations in excess of amounts approved by Sara Lee. As of September 30, 2000 we are in compliance with all note covenants. We are required to repay these borrowings from cash provided by operations as reduced by capital expenditures.

       We plan to open at least 15 new retail stores in fiscal year 2001, of which one was opened at the end of the first quarter. We also expect to continue our store renovations program in fiscal 2001. We expect that fiscal 2001 capital expenditures for new retail stores will be approximately $10 million to $12 million and that capital expenditures for store renovations will be approximately $11 million. We intend to finance these investments from internally generated cash flow or by using funds from our revolving credit facility. Historically, new store opening costs are expensed as incurred and have not been significant to our results.

       We experience significant seasonal variations in our working capital requirements. During the first fiscal quarter we build inventory for the holiday selling season, open new retail stores and increase trade receivables. In the second fiscal quarter our working capital requirements are reduced substantially as we generate consumer sales and collect wholesale accounts receivable. In the first quarter of fiscal 2001, we purchased approximately $70 million of inventory which was funded by operating cash flow and by borrowings under our revolving credit facility. As of September 30, 2000, our borrowings under the revolving credit facility were $10.0 million. We expect to repay the borrowing under the revolving credit facility in the second fiscal quarter. We believe that our operating cash flow, together with our revolving credit facility, will provide sufficient capital to fund our operations for the foreseeable future.

       Until Sara Lee effects a distribution of its Coach stock, we have agreed not to cause Sara Lee's ownership of our outstanding capital stock to fall below 80%. As a result, we may be required to purchase shares of our common stock on the open market as options are exercised and use the repurchased shares to satisfy options exercised and the vesting of restricted stock units. We believe that our operating cash flow, together with our revolving credit facility, will provide sufficient funds for any required share repurchases.

       Currently, Sara Lee is a guarantor or a party to many of our store leases. We have agreed to make efforts to remove Sara Lee from all of our existing leases and Sara Lee will not guarantee or be a party to any new or renewed leases that we enter into after our separation from Sara Lee, which occurred on October 2, 2000. We have agreed to obtain a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to us by Sara Lee but for which Sara Lee retains contingent liability. We are required to obtain this letter of credit as of the date Sara Lee no longer is allowed to consolidate our results of operations and financial position, and to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. We currently expect the initial letter of credit to have a maximum amount of approximately $25.6 million and that we will be required to maintain the letter of credit for at least 10 years.

SUBSEQUENT EVENTS
       During October 2000 we entered into several transactions relating to the public offering of our common stock:
-   We assumed $190 million of indebtedness to a subsidiary of Sara Lee.
- We declared a stock dividend on the common stock held by Sara Lee resulting in 35,026,333 shares outstanding.
- In October 2000, we sold 8,487,000 shares of common stock in an initial public offering at a price of $16.00 per share. After deducting the underwriting discount and estimated offering expenses, net proceeds of $122 million were received.
- We used the net offering proceeds of $122 million from the IPO to make a partial paydown of the assumed indebtedness, resulting in a remaining indebtedness of $68 million.

SEASONALITY
       Because our products are frequently given as gifts, we have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year which includes the holiday months of November and December. We have sometimes experienced, and may continue to experience, reduced income or net losses in any or all of our first, third or fourth quarters. The higher sales in the second quarter typically result in higher operating profits and margins. This is due to higher gross profits, with no substantial corresponding increase in fixed costs related to operating retail stores and other administrative and selling costs, which remain fairly constant throughout the year. During the holiday season, these fixed costs are spread over higher sales, resulting in greater operating income expressed in both dollars and as a percentage of sales in the second quarter compared to the other three quarters. We anticipate that our sales and operating profit will continue to be seasonal in nature.

RISK FACTORS
       This Form 10-Q contains certain "forward-looking statements", based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management's current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will", "should," "expect," "intend", "estimate", or "continue", or the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends;
(iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products;
(viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other factors as set forth in the Company's Form S-1 which was declared effective on October 4, 2000. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE
       As of September 30, 2000, we are projecting that approximately 75% of our fiscal year 2001 non-licensed product needs will be purchased from independent manufacturers in other countries such as China, Costa Rica, Mexico, India, the Dominican Republic, Italy, Spain, Hungary and Turkey. Additionally, sales are made through international channels to third-party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged using any derivative instruments. We have not used foreign exchange instruments in the past nor do we expect to use them in the future.

INTEREST RATE
       We have fixed rate long-term debt related to the Jacksonville distribution center and use the sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At September 30, 2000, the effect of a 10% change in market interest rates would be approximately $0.2 million per annum. We do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

COMMODITY
       We buy tanned leather from various suppliers based upon fixed price purchase contracts that extend for periods up to six months. These purchases are not hedged with any derivative instrument. Due to the purchase contracts that are in place, we do not expect that a sudden short-term change in leather prices will have a significant effect on our operating results or cash flows. However, we use the sensitivity analysis technique to evaluate the change in fair value of the leather purchases based upon longer-term price trends. At September 30, 2000, we estimate that a 10% change in the underlying price of tanned leather would have a $1.6 million effect on the cost of sales for the fiscal year ending June 30, 2001.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       On June 29, 2000, Sara Lee Corporation, then our sole stockholder adopted a resolution in lieu of holding a special meeting approving: (i) 2000 Stock Incentive Plan, (ii) Performance-Based Annual Incentive Plan, (iii) Executive Deferred Compensation Plan, (iv) 2000 Non-Employee Director Stock Plan, (v) Non-Qualified Deferred Compensation Plan for Outside Directors, (vi) Severance Plan, and (vii) Severance Plan for A & B Players.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                            DESCRIPTION

    2.1 Master Separation Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.2 Tax Sharing Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.2 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.3 General Assignment and Assumption Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.3 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.4              Employee Matters Agreement between Sara Lee and
                     Coach filed herewith.
    2.5 Real Estate Matters Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.5 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.6 Master Transitional Services Agreement between Sara Lee and Coach, which is incorporated herein by reference from
                     Exhibit 2.6 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.7 Indemnification and Insurance Matters Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.7 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.8 Revolving Note, which is incorporated herein by reference from Exhibit 2.8 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.9 Form of Substitute Note, which is incorporated herein by reference from Exhibit 2.9 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    2.10 Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    3.1 Articles of Incorporation of Coach, which is incorporated herein by reference from Exhibit 3.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    3.2 Bylaws of Coach, which is incorporated herein by reference from Exhibit 3.2 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    4.1 Specimen Certificate for Common Stock, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).

    10.1 Coach, Inc. 2000 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    10.2 Coach, Inc. Executive Deferred Compensation Plan, which is incorporated herein by reference from Exhibit 10.2 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    10.3 Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Exhibit 10.3 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    10.4 Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.4 to Coach's Registration Statement on Form S-1 (Registration Statement on Form S-1 (Registration No. 333-39502).
    10.5 Coach, Inc. Non-Employee Directors' Deferred Compensation Plan, which is incorporated by reference from Exhibit 10.5 to Coach's Registration Statement on Form S-1 (Registration Statement on Form S-1 (Registration No. 333-39502).
    10.6 Jacksonville, FL lease agreements, which is incorporated herein by reference from Exhibit 10.6 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    10.7 New York, NY lease agreements, which is incorporated herein by reference from Exhibit 10.7 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    24.1 Power of Attorney, which is incorporated herein by reference from Exhibit 24.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502).
    27.1             Financial Data Schedule.

(b)    Reports on Form 8-K

       None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                   COACH, INC.
                                   (Registrant)


                                   By:   /s/ Richard P. Randall
                                        ------------------------------------
                                            Name:      Richard P. Randall
                                            Title:     Senior Vice President and
                                                       Chief Financial Officer

Dated:  November 14, 2000