Form 10-Q
period 2000-12-30
COACH INC
filed 2001-02-06
CIK 1116132

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______December 30, 2000______________


                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission file number 1-16153

                                   Coach, Inc.
             (Exact name of registrant as specified in its charter)


            Maryland                                             52-2242751
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    516 West 34th Street, New York, NY 10001
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 594-1850
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X____        No _______

         On December 30, 2000, the Registrant had 43,513,333 outstanding shares of common stock, which is the Registrant's only class of common stock.


               The document contains 27 pages excluding exhibits.

                                   COACH, INC.

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                   Page Number
                                                                                                 -----------
ITEM 1.           FINANCIAL STATEMENTS -

                           Preface                                                                        3

                           Condensed Consolidated and Combined Balance Sheets -
                                    At December 30, 2000 and July 1, 2000                                 4

                           Condensed Consolidated and Combined Statements of Income -
                                    For the thirteen  and twenty-six weeks ended
                                    December 30, 2000 and January 1, 2000                                 5

                           Consolidated and Combined Statements of Common
                           Stockholders' Equity -
                                    For the period July 3, 1999 to December 30, 2000                      6

                           Consolidated and Combined Statements of Cash Flows -
                                    For the twenty-six weeks ended
                                    December 30, 2000 and January 1, 2000                                 7

                           Notes to Consolidated and Combined Financial Statements                        8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                              16

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             25


PART II -         OTHER INFORMATION AND SIGNATURES


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                       26


SIGNATURE                                                                                                27


ITEM 1.

                          COACH, INC. AND SUBSIDIARIES

                                     PREFACE


The condensed consolidated and combined financial statements for the thirteen and twenty-six weeks ended December 30, 2000 and January 1, 2000 and the balance sheet as of December 30, 2000 included herein have not been audited by independent public accountants, but, in the opinion of Coach, Inc. ("Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 30, 2000 and the results of operations and the cash flows for the periods presented herein have been made. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for the thirteen and twenty-six weeks ended December 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2001.

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

                                   COACH, INC.
               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                      AT DECEMBER 30, 2000 AND JULY 1, 2000
                                 (IN THOUSANDS)



                                                     DECEMBER 30,       JULY 1,
                                                         2000             2000
                                                      ---------        ---------
                                                     (unaudited)
ASSETS

Cash                                                  $   5,331         $    162
Short term investments with Sara Lee                     31,895                -
Receivables                                              28,698           15,567
Inventories                                             101,373          102,097
Other current assets                                     18,794           15,862
                                                      ---------        ---------
Total current assets                                    186,091          133,688

Receivable from Sara Lee                                      -           63,783
Property, net                                            69,383           65,184
Trademarks and other assets                              28,558           33,998
                                                      ---------        ---------
Total assets                                          $ 284,032        $ 296,653
                                                      =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts                                       $  12,378        $   4,940
Accounts payable                                            756            2,926

Accrued liabilities                                      90,974           71,693

Revolving credit facility                                     -                -
Long-term debt, classified as current                    46,045               40
                                                      ---------        ---------
Total current liabilities                               150,153           79,599

Long-term debt                                            3,730            3,735

Other liabilities                                         2,275              511

Stockholders' equity                                    127,874          212,808
                                                      ---------        ---------
Total liabilities and stockholders' equity            $ 284,032        $ 296,653
                                                      =========        =========


The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
        CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                                  DECEMBER 30,        JANUARY 1,        DECEMBER 30,      JANUARY 1,
                                                                      2000              2000               2000               2000
                                                                  -----------         ---------         -----------       ---------

Net sales                                                          $214,158           $194,128           $348,710           $312,160
Cost of sales                                                        74,146             73,641            123,710            128,368
                                                                   --------           --------           --------           --------

Gross profit                                                        140,012            120,487            225,000            183,792
Selling, general and administrative                                  78,300             79,666            146,546            139,922
expenses
Reorganization costs                                                   --                 --                4,950               --
                                                                   --------           --------           --------           --------
Operating income                                                     61,712             40,821             73,504             43,870
Interest expense, net                                                 1,399                 97              1,512                194
                                                                   --------           --------           --------           --------
Income before income taxes                                           60,313             40,724             71,992             43,676
Provision for income taxes                                           21,109             12,462             25,197             13,365
                                                                   --------           --------           --------           --------
Net income                                                         $ 39,204           $ 28,262           $ 46,795           $ 30,311
                                                                   ========           ========           ========           ========

Net income per share                                               $   0.90           $   0.81           $   1.19           $   0.87
                                                                   ========           ========           ========           ========
Shares used in computing basic net income per                        43,513             35,026             39,270             35,026
   share                                                           ========           ========           ========           ========
Diluted net income per share                                       $   0.88           $   0.81           $   1.18           $   0.87
                                                                   ========           ========           ========           ========
Shares used in computing diluted net income per                      44,513             35,026             39,769             35,026
   share                                                           ========           ========           ========           ========


The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                  COACH, INC.

           CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD JULY 3, 1999 TO DECEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                ACCUMULATED
                                                              TOTAL            COMMON               OTHER
                                                          STOCKHOLDERS'     STOCKHOLDERS'       COMPREHENSIVE        COMPREHENSIVE
                                                            EQUITY             EQUITY           INCOME (LOSS)        INCOME (LOSS)
                                                          --------------------------------------------------------------------------
Balances at July 3, 1999                                  $ 203,162          $ 203,966          $    (804)

    Net income                                               30,311             30,311               --                    $  30,311
    Translation adjustments                                     111               --                  111                        111
                                                                                                                           ---------
    Comprehensive income                                                                                                   $  30,422
                                                                                                                           =========
                                                          ---------          ---------           ---------
Balances at January 1, 2000                                 233,584            234,277               (693)

    Net income                                                8,292              8,292               --                        8,292
    Equity distribution                                     (29,466)           (29,466)              --                          --
    Translation adjustments                                      41               --                   41                         41
    Minimum pension liability                                   357               --                  357                        357
                                                                                                                           ---------
    Comprehensive income                                                                                                   $   8,690
                                                                                                                           =========
                                                          ---------          ---------           ---------
Balances at July 1, 2000                                    212,808            213,103               (295)

    Net income                                               46,795             46,795               --                       46,795
    Capitalization of receivable from                       (63,783)           (63,783)              --                          --
    Sara Lee
    Assumption of long-term debt                           (190,000)          (190,000)              --
    Issuance of common stock, net                           122,000            122,000               --
    Translation adjustments                                    54                --                  54                           54

    Comprehensive income                                                                                                   ---------
                                                                                                                           $  46,849
                                                                                                                           =========
                                                          ---------          ---------           ---------
Balances at December 30, 2000                             $ 127,874          $ 128,115          $    (241)
                                                          =========          =========           =========


The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
      FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           TWENTY-SIX WEEKS ENDED
                                                          ------------------------
                                                          DECEMBER 30,   JANUARY 1,
                                                             2000          2000
                                                          ------------  ----------
OPERATING ACTIVITIES
Net Income                                                $  46,795    $  30,311
Adjustments for noncash charges included in net income:
    Depreciation                                             11,002       10,262
    Amortization of intangibles                                 445          448
    Reorganization costs                                      4,950         --
    Decrease (increase) in deferred taxes                       494       (6,412)
    Other noncash credits, net                                   52          111
    Changes in current assets and
    liabilities:
       (Increase) in trade accounts                         (13,131)      (8,881)
       receivable
       Decrease in inventories                                  724       10,128
       Decrease in other current assets                       1,569        1,125
       (Decrease) in accounts payable                        (2,170)      (8,095)
       Increase in accrued liabilities                       17,092       28,696
       Decrease in receivable from Sara Lee                  11,304        5,042
                                                          ---------    ---------

    Net cash from operating activities                       79,126       62,735
                                                          ---------    ---------
INVESTMENT ACTIVITIES
Purchases of property and equipment                         (17,003)     (13,089)
Dispositions of property and equipment                          807        1,541
                                                          ---------    ---------
    Net cash (used in) investment activities                (16,196)     (11,548)
                                                          ---------    ---------

FINANCING ACTIVITIES
    Issuance of common stock,net                            122,000         --
    Repayment of long-term debt                            (144,000)        --
    Borrowings from Sara Lee                                319,043      264,004
    Repayments to Sara Lee                                 (362,242)    (317,098)
    Bank overdrafts                                           7,438        1,917
                                                          ---------    ---------
    Net cash (used in) financing activities                 (57,761)     (51,177)
                                                          ---------    ---------
Increase in cash and equivalents                              5,169           10
Cash and equivalents at beginning of period                     162          148
                                                          ---------    ---------
Cash and equivalents at end of period                     $   5,331    $     158
                                                          =========    =========


The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

                                  COACH, INC.
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
   THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1       BASIS OF PRESENTATION

        Coach was formed in 1941 and was acquired by Sara Lee Corporation ("Sara Lee") in July 1985 in a transaction accounted for as a purchase. Coach has operated as a division in the United States and as subsidiaries in foreign countries.

         On May 30, 2000, Sara Lee announced its plan to create an independent publicly traded company, Coach, Inc. ("Coach", the "Company") comprised of Sara Lee's branded leathergoods and accessories business. On June 1, 2000, Coach was incorporated under the laws of the State of Maryland. On October 2, 2000, Coach began to operate as a wholly owned subsidiary of Sara Lee.

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

        Components of inventories are as follows:

                                                    DECEMBER 30,             JULY 1,
                                                        2000                  2000
                                                      --------              --------
                  Finished Goods                      $ 98,287              $ 95,446
                  Work in process                          666                   677
                  Materials and supplies                 2,420                 5,974
                                                      --------              --------
                                                      $101,373              $102,097
                                                      ========              ========

                                   COACH, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


3       REVOLVING CREDIT FACILITY/LONG TERM DEBT

        Coach participates in a cash concentration system that requires that cash balances be deposited with Sara Lee which are netted against any borrowings or billings that are provided by Sara Lee. On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing from Sara Lee permitted under this facility is $75,000 which accrues interest at US dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility earns interest at US dollar LIBOR minus 20 basis points. When Sara Lee owns less than 50% of Coach's outstanding capital stock this facility will terminate and become due. The credit facility contains certain covenants including a requirement that Coach maintain an interest coverage ratio of at least 1.75, and restrictions on mergers, significant property disposals, dividends, additional secured debt, sale and leaseback transactions or lease obligations in excess of amounts approved by Sara Lee. As of December 30, 2000 we are in compliance with all note covenants. We are required to repay these borrowings from cash provided by operations as reduced by capital expenditures.

        During October 2000, Coach completed an equity restructuring which resulted in the assumption of $190,000 of long-term debt payable to a subsidiary of Sara Lee. The net proceeds of the initial public offering were used to partially repay this loan resulting in a balance of $68,000.

        This long-term debt has a maturity date of September 30, 2002 and accrues interest at U.S. dollar LIBOR plus 30 basis points while Sara Lee owns greater than a majority of Coach's common stock, and U.S. dollar LIBOR plus 250 basis points when Sara Lee owns less than 80% of Coach's capital stock. The note contains certain covenants, including a requirement that Coach maintain an interest coverage ratio of at least 1.75, and restrictions on mergers, significant property disposals, dividends, additional secured debt, sale and leaseback transactions or lease obligations in excess of amounts approved by Sara Lee. Primarily all cash flows from operations less capital expenditures after debt service payments under the cash concentration system are required as payments under this note. During the second quarter additional payments were made in the amount of $22,000 reducing the balance to $46,000 at December 30, 2000. In January 2001, this loan was fully paid off by the Company, by redeeming the short-term investments with Sara Lee and drawing down on the revolving credit facility.

                                  COACH, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


4       REORGANIZATION COSTS

         In the first quarter of fiscal year 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000, (the "Medley reorganization"). This reorganization involves the termination of 362 manufacturing, warehousing and management employees at the Medley, Florida facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers.

         Coach recognized a reorganization cost of $4,950 in the first quarter of fiscal year 2001. This reorganization cost includes $3,168 for worker separation costs, $785 for lease termination costs, and $997 for the write down of long-lived assets to their estimated net realizable values.

         The composition of the reorganization reserves is set forth in the table below. We expect that the Medley reorganization actions will be completed by the end of this fiscal year.

                                                                    WRITE-DOWN OF
                                                   ORIGINAL       LONG-LIVED ASSETS                             REORGANIZATION
                                                REORGANIZATION    TO NET REALIZABLE            CASH             RESERVES AS OF
                                                   RESERVES              VALUE                PAYMENTS         DECEMBER 30, 2000
                                                   -------              -------               -------               -------
         Workers' separation costs                 $ 3,168                 --                 $(1,964)              $ 1,204
         Lease termination costs                       785                 --                    (126)                  659
         Anticipated losses on
            disposal of fixed assets                   997              $  (997)                 --                    --
                                                   -------              -------               -------               -------
         Total reorganization reserve              $ 4,950              $  (997)              $(2,090)              $ 1,863
                                                   =======              =======               =======               =======

        During 1999, Coach closed its Carlstadt, New Jersey warehouse and distribution center, and its Italian manufacturing operation and reorganized its Medley, Florida manufacturing facility, (the "Carlstadt reorganization"). As contemplated in the original plan, a portion of the Carlstadt facility remains in use for product development. Related to these facility closures and the reorganization activities, 737 employees were terminated. At July 1, 2000, these reorganization actions were complete and certain workers' separation costs remained to be paid subject to the separation agreements with each employee. During the first half, workers' separation costs of $142 were paid. The Carlstadt reorganization is now complete.

                                  COACH, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


5       EARNINGS PER SHARE

        Prior to October 2, 2000, Coach operated as a division of Sara Lee and did not have any shares outstanding. The initial capitalization of Coach, Inc. was 1 share. Subsequently, a stock dividend was declared resulting in 35,026 shares held by Sara Lee. The number of shares outstanding has been restated to reflect the effect of this stock dividend for all periods presented. During October 2000, the initial public offering of our common stock was accomplished resulting in the issuance of an additional 8,487 shares. Following the offering, 43,513 shares are outstanding. Dilutive securities include share equivalents held in employee benefit programs and the impact of stock option programs. The following is a reconciliation of shares outstanding:

                                                               THIRTEEN WEEKS ENDED
                                                         ---------------------------------
                                                         DEC. 30, 2000        JAN. 1, 2000
                                                             ------              ------
         Shares held by Sara Lee                             35,026              35,026
         Shares held by the public                            8,487                --
                                                             ------              ------
         Total basic shares                                  43,513              35,026

         Dilutive securities
         Employee benefit and stock award plans                 165                --
         Stock option programs                                  835                --
                                                             ------              ------
         Total diluted shares                                44,513              35,026
                                                             ======              ======

                                                              TWENTY-SIX WEEKS ENDED
                                                         ---------------------------------
                                                         DEC. 30, 2000        JAN. 1, 2000
                                                             ------              ------
         Shares held by Sara Lee                             35,026              35,026
         Shares held by the public                            4,244                --
                                                             ------              ------
         Total basic shares                                  39,270              35,026

         Dilutive securities
         Employee benefit and stock award plans                  82                --
         Stock option programs                                  417                --
                                                             ------              ------
         Total diluted shares                                39,769              35,026
                                                             ======              ======

                                COACH, INC. INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


6       SEGMENT INFORMATION

         The Company operates its business in two reportable segments: Direct to Consumer and Wholesale. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company owned retail and factory stores, the Coach catalogue and the internet constitute the Direct to Consumer segment. Wholesale refers to sales of Coach products to other retailers. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

                                          DIRECT TO                               CORPORATE
THIRTEEN WEEKS ENDED DEC. 30, 2000        CONSUMER            WHOLESALE          UNALLOCATED            TOTAL
---------------------------------------------------------------------------------------------------------------
Net Sales                                 $145,732            $ 68,426                --               $214,158
Operating income  (loss)                    59,216              29,868            $(27,372)              61,712
Interest income                               --                  --                     5                    5
Interest expense                              --                  --                 1,404                1,404
Income (loss) before taxes                  59,216              29,868             (28,771)              60,313
Depreciation and amortization                3,443                 376               2,010                5,829
Total assets                               136,702              64,230              83,100              284,032
Additions to long-lived assets               7,713                 683               1,034                9,430

                                          DIRECT TO                               CORPORATE
THIRTEEN WEEKS ENDED JAN. 1, 2000         CONSUMER           WHOLESALE           UNALLOCATED            TOTAL
---------------------------------------------------------------------------------------------------------------
Net sales                                $ 134,814           $  59,314                --              $ 194,128
Operating income (loss)                     51,915              22,637           $ (33,731)              40,821
Interest income                               --                  --                     8                    8
Interest expense                              --                  --                   105                  105
Income (loss) before taxes                  51,915              22,637             (33,828)              40,724
Depreciation and amortization                2,473                 375               2,479                5,327
Total assets                               121,035              56,269             157,724              335,028
Additions to long-lived assets               6,337                 333                 797                7,467

                                   COACH, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                          DIRECT TO                               CORPORATE
TWENTY-SIX WEEKS ENDED DEC. 30, 2000      CONSUMER            WHOLESALE          UNALLOCATED            TOTAL
---------------------------------------------------------------------------------------------------------------
Net Sales                                 $226,240            $122,470                --               $348,710
Operating income (loss)                     79,268              51,994            $(57,758)              73,504
Interest income                               --                  --                    13                   13
Interest expense                              --                  --                 1,525                1,525
Income (loss) before taxes                  79,268              51,994             (59,270)              71,992
Depreciation and amortization                6,510                 770               4,167               11,447
Total assets                               136,702              64,230              83,100              284,032
Additions to long-lived assets              13,951               1,582               1,470               17,003

                                          DIRECT TO                               CORPORATE
TWENTY-SIX WEEKS ENDED JAN. 1, 2000       CONSUMER            WHOLESALE          UNALLOCATED            TOTAL
---------------------------------------------------------------------------------------------------------------
Net sales                                $ 205,175           $ 106,985                --              $ 312,160
Operating income  (loss)                    66,670              39,111           $ (61,911)              43,870
Interest income                               --                  --                    16                   16
Interest expense                              --                  --                   210                  210
Income (loss) before taxes                  66,670              39,111             (62,105)              43,676
Depreciation and amortization                4,986                 752               4,972               10,710
Total assets                               121,035              56,269             157,724              335,028
Additions to long-lived assets               9,226                 689               3,174               13,089

The following is a summary of the common costs not allocated in the determination of segment performance.

                                                     THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                                ---------------------------------        ----------------------------------
                                                DEC. 30, 2000        JAN. 1, 2000        DEC. 30, 2000         JAN. 1, 2000
                                                  --------             --------             --------             --------
Manufacturing variances                           $ (1,470)            $ (2,412)            $ (1,853)            $ (9,401)
Advertising, marketing and design                  (13,848)             (14,270)             (22,776)             (22,050)
Administration and information systems              (5,408)             (11,045)             (15,684)             (18,640)
Distribution and customer service                   (6,646)              (6,004)             (12,495)             (11,820)
Reorganization costs                                  --                   --                 (4,950)                --
                                                  --------             --------             --------             --------

Total corporate unallocated                       $(27,372)            $(33,731)            $(57,758)            $(61,911)
                                                  ========             ========             ========             ========

7           RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

                                   COACH, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


         SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133". These statements outline the accounting treatment for derivative and hedging activities. Coach adopted SFAS No. 133, as amended, as of July 2, 2000. Coach does not hold or use derivative instruments, hence this adoption had no effect on Coach's operating income or financial position.

8       PUBLIC OFFERING

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

                  Coach issued options to purchase 3,206 shares of our common stock at the offering price.

                  Coach employees elected to convert previously held Sara Lee options into options to purchase 1,204 shares of our common stock.

                  Coach employees elected to convert previously held Sara Lee service-based restricted stock units into 34 Coach service-based restricted stock units.

                  Coach employees elected to convert previously held Sara Lee restricted stock units under deferred compensation agreements, into 125 shares of Coach restricted stock units.

9       STOCK-BASED COMPENSATION

         Coach has established the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of our Board of Directors. The exercise price of each stock option equals 100% of the market price of Coach's stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.

Concurrent with the initial public offering in October 2000, Coach granted 3,191 options to essentially all full-time employees and 15 options to outside members of the Board of Directors at the initial public offering price of $16.

Certain employees with the tile of Director or above who held Sara Lee stock options at the initial public offering date were given the right to convert the Sara Lee options into Coach options. Any Sara Lee option converted into a Coach option generally may not be exercised until the earlier of one year following conversion, or that time that Sara Lee ceases to own at least 80% of Coach's outstanding capital stock, subject to the original vesting requirements. Coach employees converted at the initial public of offering date 1,204 Sara Lee options into the same number of Coach options while maintaining the same exercise price.

                                   COACH, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN AND TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


A summary of Coach options held by Coach employees follows:


                                                           WEIGHTED
                                                           AVERAGE
                                                           EXERCISE
(SHARES IN THOUSANDS)                 NUMBER OF OPTIONS     PRICE
---------------------                 -----------------    --------
Options granted at the initial
      public offering  date              3,206             $16.00
Sara Lee options converted               1,204             $24.12
Granted                                    186             $22.83
Canceled / Expired                         (79)            $16.48
Options outstanding at                   -------
   December 30, 2000                     4,517             $18.42
                                         =======


The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions for expected lives of 3 years, a risk free interest rate of 4.8%, expected volatility of 40% and no dividend yield.

The weighted average fair value of individual options granted during the quarter ended December 30, 2000 was $5.30. Under APB No. 25, no compensation cost is recognized for stock options under the Coach stock-based compensation plans. Had compensation cost for the grants for stock based compensation been determined consistent with SFAS No. 123, Coach's net income, net income per share basic and net income per share diluted would have been:

                        13 Weeks Ended          26 Weeks Ended
                        December 30, 2000       December 30, 2000
                       ------------------      -------------------
Net Income              $38,020                     $45,611
Net Income per share
- Basic                   $0.87                       $1.16
- Diluted                 $0.85                       $1.15

Sara Lee has announced its intent to divest its 80.5% ownership in Coach pursuant to an exchange offer to Sara Lee shareholders. Upon the completion of this exchange offer all remaining Sara Lee options held by Coach employees will convert into Coach options using a conversion ratio of Coach's stock price to Sara Lee's stock price immediately preceding the conversion. At December 30, 2000, Coach employees held 298 Sara Lee options with an average exercise price of $20.47. Of these options, 263 were excercisable at a weighted average excercise price of $20.17. Upon conversion into Coach options, these options will continue to vest based upon the original vesting schedule.



10       SUBSEQUENT EVENT

      On January 24, 2001, Sara Lee announced its intent to divest its 80.5% ownership in Coach, pursuant to an exchange offer to Sara Lee shareholders. On January 26, 2001, Coach filed a registration statement on Form S-4 with the Securities and Exchange Commission to begin the exchange offer process. The exchange offer is expected to be completed by the end of April 2001.

ITEM 2.
                                   COACH, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2001 compared to the second quarter and first six months of fiscal 2000, and a discussion of the changes in financial condition during the first six months of fiscal 2001.

         This Management's Discussion and Analysis should be read in conjunction with Coach's Consolidated and Combined Financial Statements and accompanying footnotes thereto, along with the cautionary statement of risk factors at the end of this section.

RESULTS OF OPERATIONS

SECOND  QUARTER FISCAL 2001 COMPARED TO SECOND QUARTER FISCAL 2000

         Net sales by business segment in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 are as follows:

                                                            THIRTEEN WEEKS ENDED
                             ----------------------------------------------------------------------------------
                                               NET SALES                          PERCENTAGE OF TOTAL NET SALES
                                              (UNAUDITED)

                             DEC. 30,           JAN. 1,                             DEC. 30,            JAN. 1,
                               2000              2000          RATE OF INCREASE       2000               2000
                              ------            ------         ----------------      ------             ------
                               (DOLLARS IN MILLIONS*)

Direct to Consumer            $145.7            $134.8               8.1%              68.0%              69.4%
Wholesale                       68.4              59.3              15.4%              32.0               30.6
                              ------            ------                               ------             ------
Total Net Sales               $214.2            $194.1              10.3%             100.0%             100.0%
                              ======            ======                               ======             ======

         Combined statements of income for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 are as follows:

                                                                                 THIRTEEN WEEKS ENDED
                                                             -------------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS*, EXCEPT FOR EARNINGS PER SHARE)

                                                                  DEC. 30, 2000                          JAN 1, 2000
                                                             ------------------------             ------------------------
                                                                   (UNAUDITED)                           (UNAUDITED)

                                                               $           % TO NET SALES           $           % TO NET SALES
                                                             ------            ------             ------            ------
Net sales                                                    $213.7              99.8%            $193.6              99.7%
Licensing revenue                                               0.5               0.2                0.5               0.3
                                                             ------            ------             ------            ------
Total net sales                                               214.2             100.0              194.1             100.0
                                                             ------            ------             ------            ------
Gross profit                                                  140.0              65.4              120.5              62.1
Selling, general and administrative expenses                   78.3              36.6               79.7              41.0
Operating income before reorganization costs                   61.7              28.8               40.8              21.0
Reorganization costs                                           --                --                 --                --
Operating income                                               61.7              28.8               40.8              21.0
Net interest expense                                            1.4               0.7                0.1              --
                                                             ------            ------             ------            ------
Income before taxes                                            60.3              28.2               40.7              21.0
Income taxes                                                   21.1               9.9               12.4               6.4
                                                             ------            ------             ------            ------
Net income                                                   $ 39.2              18.3%            $ 28.3              14.6%
                                                             ======            ======             ======            ======

*Components may not add to total due to rounding.

                                                          THIRTEEN WEEKS ENDED
                                                   ----------------------------------
                                                   DEC. 30, 2000         JAN. 1, 2000
                                                     ----------           ----------
Net income per share:
         Basic                                       $     0.90            $0.81(1)
         Diluted                                     $     0.88            $0.81(1)

Weighted average number of common shares:
         Basic                                           43,513            35,026
         Diluted                                         44,513            35,026

(1) $0.65 per share if common shares sold in October 2000 public offering had been outstanding for the prior periods.

NET SALES

         Net sales increased by 10.3% to $214.2 million in the second quarter of fiscal 2001 from $194.1 million during the second quarter of fiscal 2000. These results reflect increased volume in both the direct to consumer and wholesale channels.

         Direct to Consumer. Net sales increased 8.1% to $145.7 million during the second quarter of fiscal 2001 from $134.8 million during the same period in fiscal 2000. The increase was primarily due to new store openings, comparable stores sales growth, store renovations and store expansions. Since the end of the second quarter of fiscal 2000, Coach has opened thirteen new retail stores and three new factory stores. In addition, twenty-one retail stores and four factory stores were remodeled while five retail stores and one factory store were expanded. Coach also closed one factory store since the end of the second quarter of fiscal 2000.

         Wholesale. Net sales attributable to domestic and international wholesale shipments increased 15.4% to $68.4 million in the second quarter of fiscal 2001 from $59.3 million during the same period in fiscal 2000. The increase was primarily due to strong gains in the international division, highlighted by continued double-digit increases in comparable location sales to Japanese consumers worldwide. The net sales increase was also driven by increased demand for new products in both our U.S. and international wholesale channels.

GROSS PROFIT

         Gross profit increased 16.2% to $140.0 million in the second quarter of fiscal 2001 from $120.5 million during the same period in fiscal 2000. Gross margin increased 330 basis points to 65.4% in the second quarter of fiscal 2001 from 62.1% during the same period in fiscal 2000. These increases were primarily due to the continuing impact of manufacturing and sourcing cost reductions realized during fiscal 2001 from the reorganization that commenced in 1999, as well as increased demand for new higher margin products.

The following chart illustrates the gross margin performance which we have experienced over the last six quarters:

                                                FISCAL YEAR ENDED JULY 1, 2000
                   ----------------------------------------------------------------------------------------
                    Q1         Q2         1ST HALF         Q3            Q4         2ND HALF          TOTAL
                                                 (UNAUDITED)                                          YEAR
                   ----       ----          ----          ----          ----          ----            ----
Gross Margin       53.6%      62.1%         58.9%         61.0%         61.5%         61.3%           59.9%

                        FISCAL YEAR ENDING JUNE 30, 2001

                    Q1         Q2           1ST HALF
                               (UNAUDITED)
                   -------------------------------------------------
Gross Margin       63.2%      65.4%         64.5%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 1.7% to 78.3 million, or 36.6% of net sales, in the second quarter of fiscal 2001 from $79.7 million, or 41.0% of net sales, during the same period in fiscal 2000.

         Selling expenses increased by 13.7% to $48.6 million, or 22.7% of net sales, in the second quarter of fiscal 2001 from $42.7 million, or 22.0% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was primarily due to $2.5 million of operating costs associated with thirteen new retail stores and three new factory stores that were not open during the second quarter of fiscal 2000. Additionally, one store was permanently closed since the end of the second quarter of fiscal 2000. The remaining selling expense increase was caused by volume related costs in our wholesale segment.

         Advertising, marketing, and design expenses decreased by 11.0% to $17.1 million or 8.0% of net sales, in the second quarter of fiscal 2001 from $19.2 million, or 9.9% of net sales, during the same period in fiscal 2000. The dollar decrease in these expenses was primarily due to a reduction in catalogue circulation, timing of advertising media and production costs versus first quarter of fiscal 2001, as well as a shift from magazine and outdoor advertising to newspaper advertising.

         Distribution and customer service expenses increased by 8.0% to $7.2 million, or 3.4% of net sales, in the second quarter of fiscal 2001, from $6.7 million, or 3.4% of net sales, during the same period in fiscal 2000. The dollar increase was due to variable expenses to handle the increase in sales volume.

         Administrative expenses decreased to $5.4 million, or 2.5% of net sales, in the second quarter of fiscal 2001 from $11.0 million, or 5.7% of net sales, during the same period in fiscal 2000. The decrease in these expenses was due to lower fringe benefit costs and lower performance based compensation expenses, partially offset by higher occupancy costs associated with the lease renewal of our New York City corporate headquarters location and incremental expenses incurred to support new corporate governance activities relating to the Company becoming publicly owned.

OPERATING INCOME

         Operating Income increased 51.2% to $61.7 million, or 28.8% of net sales, in the second quarter of fiscal 2001 from $40.8 million, or 21.0% of net sales, during the same period in fiscal 2000. This increase resulted from higher sales and improved gross margins, and a decrease in selling, general and administrative expenses.

INCOME TAXES

         The effective tax rate increased to 35.0% in the second quarter of fiscal 2001 from 30.6% during the same period in fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

NET INCOME

         Net income increased 38.7% to $39.2 million, or 18.3% of net sales, in the second quarter of fiscal 2001 from $28.3 million, or 14.6% of net sales, during the same period in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for taxes.

EARNINGS PER SHARE

         Diluted net income per share was $0.88 in the second quarter of 2001. Prior year earnings per share were $0.81 for the second quarter because only the shares owned by Sara Lee are used in the calculation. Comparable earnings per share in 2000 would have been $0.65 if the common shares sold in the October 2000 public offering had been outstanding for the prior period.

FIRST SIX MONTHS FISCAL 2001 COMPARED TO FIRST SIX MONTHS OF FISCAL 2000

         Net sales by business segment in the first six months of fiscal 2001 compared to the first six months of fiscal 2000 are as follows:

                                                            TWENTY-SIX WEEKS ENDED
                             ----------------------------------------------------------------------------------
                                               NET SALES                          PERCENTAGE OF TOTAL NET SALES
                                              (UNAUDITED)

                             DEC. 30,           JAN. 1,                             DEC. 30,            JAN. 1,
                               2000              2000          RATE OF INCREASE       2000               2000
                              ------            ------         ----------------      ------             ------
                               (DOLLARS IN MILLIONS*)

Direct to Consumer            $226.2            $205.2              10.3%              64.9%              65.7%
Wholesale                      122.5             107.0              14.5%              35.1               34.3
                              ------            ------                               ------             ------
Total Net Sales               $348.7            $312.2              11.7%             100.0%             100.0%
                              ======            ======                               ======             ======

         Combined statements of income for the first six months of fiscal 2001 compared to the first six months of fiscal 2000 are as follows:

                                                                                  TWENTY-SIX WEEKS ENDED
                                                             -------------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS*, EXCEPT FOR EARNINGS PER SHARE)

                                                                  DEC. 30, 2000                          JAN 1, 2000
                                                             ------------------------             ------------------------
                                                                   (UNAUDITED)                           (UNAUDITED)

                                                               $           % TO NET SALES           $           % TO NET SALES
                                                             ------            ------             ------            ------
Net sales                                                    $347.6              99.7%            $311.3              99.7%
Licensing revenue                                               1.1               0.3                0.9               0.3
                                                             ------            ------             ------            ------
Total net sales                                               348.7             100.0              312.2             100.0
                                                             ------            ------             ------            ------
Gross profit                                                  225.0              64.5              183.8              58.9
Selling, general and administrative expenses                  146.5              42.0              139.9              44.8
                                                             ------            ------             ------            ------
Operating income before reorganization costs                   78.5              22.5               43.9              14.1
Reorganization costs                                            5.0               1.4               --                --
                                                             ------            ------             ------            ------
Operating income                                               73.5              21.1               43.9              14.1
Net interest expense                                            1.5               0.4                0.2               0.1
                                                             ------            ------             ------            ------
Income before taxes                                            72.0              20.6               43.7              14.0
Income taxes                                                   25.2               7.2               13.4               4.3
                                                             ------            ------             ------            ------
Net income                                                   $ 46.8              13.4%            $ 30.3               9.7%
                                                             ======            ======             ======            ======

         *Components may not add to total due to rounding

<CAPTION)
                                                        TWENTY-SIX WEEKS ENDED
                                                    ------------------------------
                                                    DEC. 30, 2000     JAN. 1, 2000
                                                    -------------     ------------
Net income per share:
         Basic                                          $1.19 (2)        $0.87 (4)
         Diluted                                        $1.18 (3)        $0.87 (4)

Weighted average number of common shares:
         Basic                                         39,270           35,026
         Diluted                                       39,769           35,026

(2) $1.15 per share after adding back the impact of the reorganization charge and if the common shares sold in October 2000 public offering had been outstanding for the entire six-month period.

(3) $1.14 per share after adding back the impact of the reorganization charge and if the common shares sold in October 2000 public offering had been outstanding for the entire six-month period.

(4) $0.70 per share if the common shares sold in October 2000 public offering had been outstanding for the prior periods.

NET SALES

         Net sales increased by 11.7% to $348.7 million in the first six months of fiscal 2001 from $312.2 million during the first six months of fiscal 2000. These results reflect increased volume in both the direct to consumer and wholesale channels.

         Direct to Consumer. Net sales increased 10.3% to $226.2 million during the first six months of fiscal 2001 from $205.2 million during the same period in fiscal 2000. The increase was primarily due to new store openings, comparable stores sales growth, store renovations and store expansions. Since the end of the first six months of fiscal 2000, Coach has opened thirteen new retail stores and three new factory stores. In addition, twenty-one retail stores and four factory stores were remodeled while five retail stores and one factory store were expanded. Coach also closed one factory store since the end of the first six months of fiscal 2000.

         Wholesale. Net sales attributable to domestic and international wholesale shipments increased 14.5% to $122.5 million in the first six months of fiscal 2001 from $107.0 million during the same period in fiscal 2000. The increase was primarily due to strong gains in the international wholesale channel, highlighted by continued double-digit increases in comparable location sales to Japanese consumers worldwide. Net sales also increased due to increased demand for new products in both our U.S. and international wholesale channels. Licensing revenue increased 17.2% to $1.1 million in the first six months of fiscal 2001 from $0.9 million during the first six months of fiscal 2000 caused primarily by expanded distribution of licensed footwear product.

GROSS PROFIT

         Gross profit increased 22.4% to $225.0 million in the first six months of fiscal 2001 from $183.8 million during the same period in fiscal 2000. Gross margin increased 560 basis points to 64.5% the first six months of fiscal 2001 from 58.9% during the same period in fiscal 2000. These increases were primarily due to the continuing impact of manufacturing and sourcing cost reductions realized during fiscal 2001 from the reorganization that commenced in 1999, as well as increased demand for new higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling general and administrative expenses increased 4.7% to $146.5 million, or 42.0% of net sales, in the first six months of fiscal 2001 from $139.9 million, or 44.8% of net sales, during the same period in fiscal 2000.

         Selling expenses increased by 13.1% to $90.1 million, or 25.8% of net sales, in the first six months of fiscal 2001 from $79.6 million, or 25.5% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was primarily due to $4.7 million of operating costs associated with thirteen new retail stores and three new factory stores that were not open during the first six months of fiscal 2000. Additionally, one store was permanently closed since the end of the first six months of fiscal 2000. The remaining selling expense increase was primarily caused by volume related costs in our wholesale segment.

         Advertising, marketing, and design expenses decreased by 4.4% to $27.1 million ,or 7.8% of net sales, in the first six months of fiscal 2001 from $28.4 million, or 9.1% of net sales, during the same period in fiscal 2000. The dollar decrease in these expenses was primarily due to a reduction in catalogue circulation, and a shift from magazine and outdoor advertising to newspaper advertising.

         Distribution and customer service expenses increased by 2.8% to $13.7 million, or 3.9% of net sales, in the first six months of fiscal 2001 from $13.3 million, or 4.3% of net sales, during the same period in fiscal 2000. The dollar increase was due to variable expenses to handle the increase in sales volume partially offset by efficiency gains associated with the consolidation of warehouse and customer service activities into our Jacksonville, Florida facility.

         Administrative expenses decreased to $15.7 million, or 4.5% of net sales, in the first six months of fiscal 2001 from $18.6 million, or 6.0% of net sales, during the same period in fiscal 2000. The decrease in these expenses was due to lower fringe benefit costs and lower performance based compensation expenses partially offset by higher occupancy costs associated with the lease renewal of our New York City corporate headquarters location and incremental expenses incurred to support new corporate governance activities relating to the Company becoming publicly owned.

REORGANIZATION COSTS

         In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involves the termination of 362 manufacturing, warehousing and management employees at the Medley, Florida facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. This reorganization cost includes $3.2 million for worker separation costs, $0.8 million for lease termination costs and $1.0 million for the write down of long-lived assets to estimated net realizable value. We expect that these reorganization actions will be completed by the end of this fiscal year.

OPERATING INCOME

         Operating income increased 67.5% to $73.5 million, or 21.1% of net sales, in the first six months of fiscal 2001 from $43.9 million, or 14.1% of net sales, during the same period in fiscal 2000. Before the impact of reorganization costs in the first six months of fiscal 2001, operating income increased 78.8% to $78.5 million from $43.9 million during the same period in fiscal 2000. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

INCOME TAXES

         The effective tax rate increased to 35.0% in the first six months of fiscal 2001 from 30.6% during the same period in fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

NET INCOME

         Net income increased 54.4% to $46.8 million, or 13.4% of net sales, in the first six months of fiscal 2001 from $30.3 million, or 9.7% of net sales, during the same period in fiscal 2000. Before the impact of reorganization costs in the first six months of fiscal 2001, net income increased 65% to $50.0 million from $30.3 million during the same period in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for taxes.

EARNINGS PER SHARE

         Diluted net income per share was $1.18 for the first six months of fiscal year 2001. This reflects a weighted average of the shares outstanding before and after the public offering of common stock in October 2000. If the common shares sold in the October 2000 Public Offering had been outstanding for the entire half, net income before the impact of reorganization costs per share would have been $1.14. Prior year diluted net income per diluted share was $0.87 since only the shares owned by Sara Lee are used in the calculation. Comparable net earnings per share in the first half of fiscal 2000 would have been $0.70 if the common shares sold in the October 2000 public offering had been outstanding for the prior period.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Sara Lee manages cash on a centralized basis for Coach and its other businesses. Cash receipts associated with our business are transferred directly to Sara Lee on a daily basis and Sara Lee provides funds to cover our disbursements.

         Cash provided by operating activities, defined as net income plus depreciation and amortization and the change in working capital, was $79.1 million for the first half of fiscal 2001. Cash provided by operating activities was $62.7 million in the same period of fiscal 2000. The $16.4 million year-to-year increase in cash provided from operating activities was the result of higher earnings.

         Capital expenditures amounted to $17.0 million in the first half of fiscal 2001, compared to $13.1 million in the first half of fiscal 2000 and in both periods related primarily to new and renovated retail stores. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

         On July 2, 2000, we entered into a revolving credit facility with Sara Lee under which we may borrow up to $75 million. At December 30, 2000 we had no outstanding balance on this credit facility. The revolving credit facility is available to fund general corporate purposes and terminates when Sara Lee no longer holds 50% of our outstanding capital stock. To provide funding for working capital for operations and general corporate purposes, on January 17, 2001, Coach entered into a commitment letter with Fleet National Bank under which Fleet will act as exclusive administrative agent with respect to syndicating a proposed senior unsecured revolving credit facility for up to $125 million. Coach expects this facility to be in effect by March 1, 2001.

           At the time of the IPO, we assumed $190 million of indebtedness in the form of a term note which matures on September 30, 2002, which was partially repaid with the $122 million net proceeds of the IPO resulting in a balance of $68 million. During the second quarter, this loan balance was reduced to $46 million as a result of payments made from free cash flow. In January 2001, we paid off this debt in its entirety by redeeming the short term investments with Sara Lee and drawing down on the revolving credit facility. Each of the revolving credit facility and the term note covenants require us to maintain an interest coverage ratio of at least 1.75 to 1.0, and contains restrictions on liens, mergers and consolidations, significant property disposals, payment of dividends, transactions with affiliates (other than Sara Lee), sale and leaseback transactions and lease obligations in excess of amounts approved by Sara Lee. As of December 30, 2000 we are in compliance with all note covenants. We are required to repay these borrowings from cash provided by operations as reduced by capital expenditures.

         We plan to open at least 15 new retail stores in fiscal year 2001, of which eight were opened during the first half. We also expect to continue our store renovations program in fiscal

2001. We expect that fiscal 2001 capital expenditures for new retail stores will be approximately $10 million to $12 million and that capital expenditures for store renovations will be approximately $11 million. We intend to finance these investments from internally generated cash flow or by using funds from our revolving credit facility.

         We experience significant seasonal variations in our working capital requirements. During the first fiscal quarter we build inventory for the holiday selling season, open new retail stores and increase trade receivables. In the second fiscal quarter our working capital requirements were reduced substantially as we generated consumer sales and collected wholesale accounts receivable. In the first six months of fiscal 2001, we purchased approximately $125 million of inventory which was funded by operating cash flow and by borrowings under our revolving credit facility. As of December 30, 2000, there were no outstanding borrowings under the revolving credit facility. We believe that our operating cash flow, together with our revolving credit facility, will provide sufficient capital to fund our operations for the foreseeable future.

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

         Currently, Sara Lee is a guarantor or a party to many of our store leases. We have agreed to make efforts to remove Sara Lee from all of our existing leases and Sara Lee will not guarantee or be a party to any new or renewed leases that we enter into after our separation from Sara Lee, which occurred on October 2, 2000. We have agreed to obtain a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to us by Sara Lee but for which Sara Lee retains contingent liability. We are required to obtain this letter of credit as of the date Sara Lee no longer is allowed to consolidate our results of operations and financial position, and to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. We currently expect the initial letter of credit to have a face amount of up to approximately $25.6 million and this amount will decrease annually as our guaranteed obligations are reduced. We expect that we will be required to maintain the letter of credit for at least 10 years.


PUBLIC OFFERING OF COMMON STOCK

         During October 2000 we entered into several transactions relating to the public offering of our common stock:

-    We assumed $190 million of indebtedness to a subsidiary of Sara Lee.

- We declared a stock dividend on the common stock held by Sara Lee resulting in 35,026,333 shares outstanding.

- We sold 8,487,000 shares of common stock in an initial public offering at a price of $16.00 per share. After deducting the underwriting discount and estimated offering expenses, net proceeds of $122 million were received.

- We used the net offering proceeds of $122 million from the IPO to make a partial paydown of the assumed indebtedness, resulting in a remaining indebtedness of $68 million. As of the end of the second quarter of fiscal 2001, the balance was reduced to $46 million. This debt has subsequently been repaid from operating cash flow.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

         As of December 30, 2000, we are projecting that approximately 75% of our fiscal year 2001 non-licensed product needs will be purchased from independent manufacturers in other countries such as China, Costa Rica, Mexico, India, the Dominican Republic, Italy, Spain, Hungary and Turkey. Additionally, sales are made through international channels to third-party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged using any derivative instruments. We have not used foreign exchange instruments in the past nor do we expect to use them in the future.

INTEREST RATE

         We have fixed rate long-term debt related to the Jacksonville distribution center and use the sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At December 30, 2000, the effect on the fair value of this debt of a 10% change in market interest rates would be approximately $0.2 million. We do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

COMMODITY

         We buy tanned leather from various suppliers based upon fixed price purchase contracts that extend for periods up to six months. These purchases are not hedged with any derivative instrument. Due to the purchase contracts that are in place, we do not expect that a sudden short-term change in leather prices will have a significant effect on our operating results or cash flows. However, we use the sensitivity analysis technique to evaluate the change in fair value of the leather purchases based upon longer-term price trends. At December 30, 2000, we estimate that a change in the underlying price of tanned leather would have no effect on the cost of sales for the fiscal year ending June 30, 2001, as we have obtained purchase commitments for all leather expected to be purchased between now and the end of our fiscal year.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         None

(b)      Reports on Form 8-K

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                       COACH, INC.
                                       (Registrant)

                                            /S/ RICHARD P. RANDALL
                                       By:  ------------------------------------
                                            Name:  Richard P. Randall
                                            Title: Senior Vice President and
                                                   Chief Financial Officer



Dated:  February 6, 2001