Form 10-Q
period 2001-03-31
COACH INC
filed 2001-05-09
CIK 1116132

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001


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

Yes /X/        No / /

         On March 31, 2001, the Registrant had 43,513,333 outstanding shares of common stock, which is the Registrant's only class of common stock.

              The document contains 31 pages excluding exhibits.

                                   COACH, INC.

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                              Page Number
                                                                            -----------
ITEM 1. FINANCIAL STATEMENTS -

        Preface                                                                  3

        Condensed Consolidated and Combined Balance Sheets -
                 At March 31, 2001 and July 1, 2000                              4

        Condensed Consolidated and Combined Statements of Income -
                 For the thirteen and thirty-nine weeks ended
                 March 31, 2001 and April 1, 2000                                5

        Condensed Consolidated and Combined Statements of
        Stockholders' Equity -
                 For the period from July 3, 1999 to March 31, 2001              6

        Condensed Consolidated and Combined Statements of Cash Flows -
                 For the thirty-nine weeks ended
                 March 31, 2001 and April 1, 2000                                7

        Notes to Condensed Consolidated and Combined Financial Statements        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                               16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              28


PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION                                                       29


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        30


SIGNATURE                                                                       31

ITEM 1.

                          COACH, INC. AND SUBSIDIARIES

                                     PREFACE


The condensed consolidated and combined financial statements for the thirteen and thirty-nine weeks ended March 31, 2001 and April 1, 2000 and the balance sheet as of March 31, 2001 included herein have not been audited by independent public accountants, but, in the opinion of Coach, Inc. ("Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and the results of operations and the cash flows for the periods presented herein have been made. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for the thirteen and thirty-nine weeks ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2001.

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

                                  COACH, INC.
               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                       AT MARCH 31, 2001 AND JULY 1, 2000
                                 (IN THOUSANDS)



                                                 MARCH 31,       JULY 1,
                                                   2001           2000
                                                 --------       --------
                                                 (unaudited)
ASSETS

Cash                                             $  7,241       $    162
Receivables, net                                   20,642         15,567
Inventories, net                                  104,183        102,097
Other current assets                               20,701         15,862
                                                 --------       --------

Total current assets                              152,767        133,688

Receivable from Sara Lee                               --         63,783
Property, net                                      70,609         65,184
Trademarks and other assets                        28,333         33,998
                                                 --------       --------

Total assets                                     $251,709       $296,653
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Outstanding checks                               $  7,774       $  4,940
Accounts payable                                    4,564          2,926
Accrued liabilities                                78,330         71,693
Revolving credit facility                          19,000             --
Long-term debt, classified as current                  45             40
                                                 --------       --------

Total current liabilities                         109,713         79,599

Long-term debt                                      3,690          3,735
Other liabilities                                   2,303            511
Stockholders' equity                              136,003        212,808
                                                 --------       --------

Total liabilities and stockholders' equity       $251,709       $296,653
                                                 ========       ========


The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
            CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                   --------------------------       -------------------------
                                                   MARCH 31,        APRIL 1,        MARCH 31,        APRIL 1,
                                                     2001             2000            2001            2000
                                                   ---------        ---------       ---------       ---------

Net sales                                          $ 130,598        $ 115,072       $ 479,308       $ 427,232

Cost of sales                                         45,272           44,835         168,982         173,203
                                                   ---------        ---------       ---------       ---------

Gross profit                                          85,326           70,237         310,326         254,029
Selling, general and administrative expenses          72,963           65,768         219,509         205,690
Reorganization costs                                    (363)              --           4,587              --
                                                   ---------        ---------       ---------       ---------

Operating income                                      12,726            4,469          86,230          48,339
Interest expense, net                                    430               97           1,942             291
                                                   ---------        ---------       ---------       ---------

Income before income taxes                            12,296            4,372          84,288          48,048
Provision for income taxes                             4,303            1,338          29,500          14,703
                                                   ---------        ---------       ---------       ---------

Net income                                         $   7,993        $   3,034       $  54,788       $  33,345
                                                   =========        =========       =========       =========


Net income per share                               $    0.18        $    0.09       $    1.35       $    0.95
                                                   =========        =========       =========       =========

Shares used in computing
    basic net income per share                        43,513           35,026          40,684          35,026
                                                   =========        =========       =========       =========

Diluted net income per share                       $    0.18        $    0.09       $    1.32       $    0.95
                                                   =========        =========       =========       =========

Shares used in computing
    diluted net income per share                      45,385           35,026          41,641          35,026
                                                   =========        =========       =========       =========


     The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
      CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD JULY 3, 1999 TO MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    ACCUMULATED                        SHARES
                                                        TOTAL          COMMON           OTHER                           OF
                                                    STOCKHOLDERS'   STOCKHOLDERS'   COMPREHENSIVE    COMPREHENSIVE     COMMON
                                                       EQUITY          EQUITY       INCOME (LOSS)    INCOME (LOSS)     STOCK
                                                    ------------    ------------    -------------    -------------    -------

Balances at July 3, 1999                             $ 203,162        $ 203,966           $ (804)

     Net income                                         30,311           30,311                -       $ 30,311
     Translation adjustments                               111                -              111            111
                                                                                                       ---------
     Comprehensive income                                                                              $ 30,422
                                                                                                       =========

                                                     ---------        ---------           ------
Balances at January 1, 2000                            233,584          234,277             (693)

     Net income                                          8,292            8,292                -          8,292
     Equity distribution                               (29,466)         (29,466)               -              -
     Translation adjustments                                41                -               41             41
     Minimum pension liability                             357                -              357            357
     Initial capitalization of Coach, Inc.                                                                                35,026
                                                                                                       ---------
     Comprehensive income                                                                               $ 8,690
                                                                                                       =========

                                                     ---------        ---------           ------                          ------
Balances at July 1, 2000                               212,808          213,103             (295)                         35,026

     Net income                                         54,788           54,788                -         54,788
     Capitalization of receivable from Sara Lee        (63,783)         (63,783)               -              -
     Assumption of long-term debt                     (190,000)        (190,000)               -
     Issuance of common stock, net                     122,000          122,000                -                           8,487
     Translation adjustments                               190                -              190            190
                                                                                                       ---------
     Comprehensive income                                                                              $ 54,978
                                                                                                       =========

                                                     ---------        ---------           ------                          ------
Balances at March 31, 2001                           $ 136,003        $ 136,108           $ (105)                         43,513
                                                     =========        =========           ======                          ======


The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

                                   COACH, INC.
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
        FOR THE THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THIRTY-NINE WEEKS ENDED
                                                                --------------------------
                                                                MARCH 31,        APRIL 1,
                                                                  2001             2000
                                                                ---------        ---------
OPERATING ACTIVITIES
Net Income                                                      $  54,788        $  33,345
Adjustments for noncash charges included in net income:
    Depreciation                                                   16,321           15,741
    Amortization of intangibles                                       671              672
    Reorganization costs                                            4,587               --
    Decrease (increase) in deferred taxes                             494            1,805
    Other noncash credits, net                                        190              165
    Changes in current assets and liabilities:
         (Increase) in trade accounts receivable                   (5,075)         (10,881)
         (Increase)/decrease in inventories                        (2,086)             753
         Decrease in other current assets and liabilities           1,453            1,922
         Increase/(decrease) in accounts payable                    1,638           (3,128)
         Increase in accrued liabilities                            2,684           13,676
         Decrease in receivable from Sara Lee                      31,437           21,231
                                                                ---------        ---------

    Net cash from operating activities                            107,102           75,301
                                                                ---------        ---------

INVESTMENT ACTIVITIES
Purchases of property and equipment                               (23,247)         (19,444)
Dispositions of property and equipment                                867            2,593
                                                                ---------        ---------

    Net cash (used in) investment activities                      (22,380)         (16,851)
                                                                ---------        ---------

FINANCING ACTIVITIES
    Issuance of common stock, net                                 122,000               --
    Repayment of long-term debt                                  (190,040)             (35)
    Borrowings from Sara Lee                                      451,534          384,390
    Repayments to Sara Lee                                       (482,971)        (441,008)
    Borrowings on Revolving Credit Facility                        40,000               --
    Repayments of Revolving Credit Facility                       (21,000)              --
    Outstanding checks                                              2,834           (1,781)
                                                                ---------        ---------

    Net cash (used in) financing activities                       (77,643)         (58,434)
                                                                ---------        ---------

Increase in cash and equivalents                                    7,079               16
Cash and equivalents at beginning of period                           162              148
                                                                ---------        ---------
Cash and equivalents at end of period                           $   7,241        $     164
                                                                =========        =========


The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part these statements.

                                   COACH, INC.
        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1        BASIS OF PRESENTATION

        Coach was formed in 1941 and was acquired by Sara Lee Corporation ("Sara Lee") in July 1985 in a transaction accounted for as a purchase. Coach was operated as a division in the United States and as subsidiaries in foreign countries.

        On May 30, 2000, Sara Lee announced its plan to create an independent publicly traded company, Coach, Inc. ("Coach", or the "Company") comprised of Sara Lee's branded leathergoods and accessories business. On June 1, 2000, Coach was incorporated under the laws of the State of Maryland. On October 2, 2000 (the "Separation Date"), Sara Lee transferred the assets and liabilities of the Coach business to Coach, Inc., including Coach's assumption of indebtedness in the form of a note payable to a subsidiary of Sara Lee. On this date, Coach began to operate as a wholly owned subsidiary of Sara Lee.

        During October 2000 Coach completed an initial public offering of 8,487 shares of common stock. This reduced Sara Lee's ownership to 80.5%.

        On January 24, 2001, Sara Lee announced its intent to divest its remaining 80.5% ownership in Coach, pursuant to an exchange offer to Sara Lee shareholders. On January 26, 2001, Coach filed a registration statement on Form S-4 with the Securities and Exchange Commission to begin the exchange offer process. On March 5, 2001, Sara Lee announced the terms of the exchange offer. The exchange offer period for stockholders to tender their Sara Lee common shares for Coach common shares concluded on April 4, 2001. The exchange offer was oversubscribed. The distribution was completed after the close of our third fiscal quarter.

        The historical financial statements have been prepared using Sara Lee's historical basis in the assets and liabilities and the results of Coach's business.

2       INVENTORIES

        Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventory cost includes material and conversion costs.

        Components of inventories are as follows:

                             MARCH 31,       JULY 1,
                              2001           2000
                             --------       --------

Finished Goods               $102,803       $ 95,446
Work in process                   580            677
Materials and supplies            800          5,974
                             --------       --------
                             $104,183       $102,097
                             ========       ========

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


3       REVOLVING CREDIT FACILITY/LONG TERM DEBT

        Coach had participated in a cash concentration system requiring that cash balances be deposited with Sara Lee which were netted against borrowings/billings provided by Sara Lee. On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing permitted under this facility was $75,000 which accrued interest at US dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility earned interest at US dollar LIBOR minus 20 basis points. The credit facility contained certain covenants including an interest coverage ratio, restrictions on mergers, significant property disposals, dividends, additional secured debt, sale and leaseback transactions or lease obligations in excess of amounts approved by Sara Lee, all of which were complied with. This facility was terminated on February 27, 2001.

        During October 2000, Coach completed an equity restructuring which included the assumption of $190,000 of long-term debt payable to a subsidiary of Sara Lee. The net proceeds of the initial public offering were used to partially repay this loan resulting in a balance of $68,000. This long-term debt had an original maturity date of September 30, 2002, accruing interest at U.S. dollar LIBOR plus 30 basis points while Sara Lee owned greater than a majority of Coach's common stock. The note contained certain covenants, consistent with the above mentioned revolving credit facility. In January 2001, this loan was fully paid off by the Company by redeeming the short-term investments with Sara Lee and drawing down on the Sara Lee revolving credit facility.

        On February 27, 2001, Coach, certain lenders and Fleet National Bank, as a lender and administrative agent, entered into a $100,000 senior unsecured revolving credit facility ("Fleet facility") to provide funding for working capital for operations and general corporate purposes. Indebtedness under this revolving credit facility bears interest calculated, at Coach's option, at either:

         - a rate of LIBOR plus 75 to 150 basis points based on a fixed charge coverage grid; or

         -      the prime rate announced by Fleet.

        The initial LIBOR margin under the facility is 125 basis points. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on a fixed charge coverage grid on any unborrowed amounts. The initial commitment fee is 30 basis points. This credit facility may be prepaid without penalty or premium.

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


        The Fleet facility contains various covenants and customary events of default, including:

         - Maintenance of a cash flow leverage ratio not greater than 1.5 to 1.0;

         - Maintenance of a fixed charge coverage ratio greater than 1.75 to 1.0 until March 30, 2002 and greater than 2.0 to 1.0 thereafter;

         - Annual paydown to $25,000 for 30 consecutive days during the period November 1st through June 30th; and

         - Restrictions on other indebtedness, liens, payment of dividends, mergers and acquisitions, dispositions, transactions with affiliates, and sale and leaseback transactions in excess of amounts approved by the lenders.

        As of March 31, 2001, we were in compliance with all covenants of the Fleet facility.

4       REORGANIZATION COSTS

        In the first quarter of fiscal year 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000, (the "Medley reorganization"). This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. The Medley facility is a cost center and separate profitability measures are not available. This facility was treated as a held for sale facility under SFAS No. 121 since the decision to dispose of it was made. Depreciation expense of $852 and $252 for fiscal year 2000 and the thirty-nine weeks ended March 31, 2001 respectively, was recognized for this facility.

        Coach recorded reorganization costs of $4,950 in the first quarter of fiscal year 2001. In the third quarter of fiscal year 2001, this charge was reduced to $4,587. This was due to the complete disposition of the fixed assets. The net proceeds from the disposition were greater than the estimate. These reorganization costs include $3,168 for worker separation costs, $785 for lease termination costs, and $634 for the write down of long-lived assets to their net realizable values. The $4,587 of Medley reorganization cost recognized in the financial statements for the thirty-nine weeks ended March 31, 2001 differs from management's earlier estimate of $6,300 included in the notes to the fiscal year 2000 financial statements. This change is attributable to management's continued negotiations with both the landlord and the employees at the facility and the resulting refinement of the cost estimates made prior to the finalization and recognition of this plan of reorganization.

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


        The composition of the reorganization reserve is set forth in the table below. By March 31, 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed. We expect the Medley reorganization actions will be completed by the end of this fiscal year.

                                                   WRITE-DOWN OF
                                  REVISED          LONG-LIVED ASSETS                           REORGANIZATION
                                  REORGANIZATION   TO NET REALIZABLE   CASH                    RESERVES AS OF
                                  RESERVES         VALUE               PAYMENTS                MARCH 31, 2001
                                  ---------------------------------------------------------------------------
Workers' separation costs          $ 3,168              --                $(2,369)                $   799
Lease termination costs                785              --                   (342)                    443
Losses on
   disposal of fixed assets            634         $  (634)                    --                      --
                                   -------         -------                -------                 -------
Total reorganization reserve       $ 4,587         $  (634)               $(2,711)                $ 1,242
                                   =======         =======                =======                 =======

        During 1999, Coach closed its Carlstadt, New Jersey warehouse and distribution center, and its Italian manufacturing operation and reorganized its Medley, Florida manufacturing facility (the "Carlstadt reorganization"). As contemplated in the original plan, a portion of the Carlstadt facility remains in use for product development. Related to these facility closures and the reorganization activities, 737 employees were terminated. At July 1, 2000, these reorganization actions were complete and certain workers' separation costs remained to be paid subject to the separation agreements with each employee. During the first thirty-nine weeks of fiscal 2001 workers' separation costs of $142 were paid. The Carlstadt reorganization is now complete and the reserve was fully utilized.

5       EARNINGS PER SHARE

        Prior to October 2, 2000, Coach operated as a division of Sara Lee and did not have any shares outstanding. The initial capitalization of Coach, Inc. was 1 share. On October 2, 2000, a stock dividend was declared resulting in 35,026 shares held by Sara Lee. The number of shares outstanding has been restated to reflect the effect of this stock dividend for all periods presented. During October 2000, the initial public offering of our common stock was accomplished resulting in the issuance of an additional 8,487 shares. Following the offering, 43,513 shares are outstanding. Dilutive securities include share equivalents held in employee benefit programs and the impact of stock option programs.

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


        The following is a reconciliation of shares outstanding:

                                                    THIRTEEN WEEKS ENDED
                                                 ---------------------------
                                                 MAR. 31, 2001  APR. 1, 2000
                                                 -------------  ------------
        Shares held by Sara Lee                      35,026       35,026
        Shares held by the public                     8,487           --
                                                     ------       ------
        Total basic shares                           43,513       35,026

        Dilutive securities
        Employee benefit and stock award plans          160           --
        Stock option programs                         1,712           --
                                                     ------       ------
        Total diluted shares                         45,385       35,026
                                                     ======       ======


                                           THIRTY-NINE WEEKS ENDED
                                         ---------------------------
                                         MAR. 31, 2001  APR. 1, 2000
                                         -------------  ------------
Shares held by Sara Lee                      35,026       35,026
Shares held by the public                     5,658           --
                                             ------       ------
Total basic shares                           40,684       35,026

Dilutive securities
Employee benefit and stock award plans          108           --
Stock option programs                           849           --
                                             ------       ------
Total diluted shares                         41,641       35,026

        On January 24, 2001, Sara Lee announced its intent to divest its remaining 80.5% ownership in Coach, pursuant to an exchange offer to Sara Lee shareholders. On January 26, 2001, Coach filed a registration statement on Form S-4 with the Securities and Exchange Commission to begin the exchange offer process. On March 5, 2001, Sara Lee announced the terms of the exchange offer. The exchange offer period for stockholders to tender their Sara Lee common shares for Coach common shares concluded on April 4, 2001. The exchange offer was oversubscribed. The distribution was completed after the close of our third fiscal quarter.

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

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

                                     DIRECT TO                     CORPORATE
THIRTEEN WEEKS ENDED MAR. 31, 2001   CONSUMER      WHOLESALE       UNALLOCATED       TOTAL
-------------------------------------------------------------------------------------------
Net Sales                            $ 76,967       $ 53,631             --        $130,598
Operating income  (loss)               16,300         21,917       $(25,491)         12,726
Interest income                            --             --            114             114
Interest expense                           --             --            544             544
Income (loss) before taxes             16,300         21,917        (25,921)         12,296
Depreciation and amortization           3,478            241          1,826           5,545
Total assets                          133,412         59,948         58,349         251,709
Additions to long-lived assets          4,374            153          1,717           6,244


                                     DIRECT TO                      CORPORATE
THIRTEEN WEEKS ENDED APR. 1, 2000    CONSUMER         WHOLESALE     UNALLOCATED        TOTAL
-----------------------------------------------------------------------------------------------
Net sales                            $  66,356       $  48,716              --        $ 115,072
Operating income (loss)                 13,508          17,179       $ (26,218)           4,469
Interest income                             --              --               8                8
Interest expense                            --              --             105              105
Income (loss) before taxes              13,508          17,179         (26,315)           4,372
Depreciation and amortization            2,722             382           2,599            5,703
Total assets                           123,706          57,240         143,384          324,330
Additions to long-lived assets           4,881             279           1,195            6,355


                                           DIRECT TO                     CORPORATE
THIRTY-NINE WEEKS ENDED MAR. 31, 2001      CONSUMER      WHOLESALE      UNALLOCATED        TOTAL
-------------------------------------------------------------------------------------------------
Net Sales                                  $303,207       $176,101             --        $479,308
Operating income (loss)                      95,568         73,911       $(83,249)         86,230
Interest income                                  --             --            268             268
Interest expense                                 --             --          2,210           2,210
Income (loss) before taxes                   95,568         73,911        (85,191)         84,288
Depreciation and amortization                 9,988          1,011          5,993          16,992
Total assets                                133,412         59,948         58,349         251,709
Additions to long-lived assets               18,325          1,735          3,187          23,247

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                            DIRECT TO                       CORPORATE
THIRTY-NINE WEEKS ENDED APR. 1, 2000        CONSUMER         WHOLESALE      UNALLOCATED       TOTAL
------------------------------------------------------------------------------------------------------
Net sales                                   $ 271,531       $ 155,701              --        $ 427,232
Operating income  (loss)                       80,178          56,290       $ (88,129)          48,339
Interest income                                    --              --              24               24
Interest expense                                   --              --             315              315
Income (loss) before taxes                     80,178          56,290         (88,420)          48,048
Depreciation and amortization                   7,708           1,134           7,571           16,413
Total assets                                  123,706          57,240         143,384          324,330
Additions to long-lived assets                 14,107             967           4,370           19,444



The following is a summary of the common costs not allocated in the determination of segment performance.

                                                 THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                          -----------------------------   -----------------------------
                                          MAR. 31, 2001    APR. 1, 2000   MAR. 31, 2001    APR. 1, 2000
                                          -------------    ------------   -------------    ------------

Manufacturing variances                      $  1,251        $    259        $   (602)       $ (9,143)
Advertising, marketing and design             (10,238)         (7,615)        (33,014)        (29,665)
Administration and information systems        (11,294)        (13,152)        (26,978)        (31,791)
Distribution and customer service              (5,573)         (5,710)        (18,068)        (17,530)
Reorganization costs                              363              --          (4,587)             --
                                             --------        --------        --------        --------
Total corporate unallocated                  $(25,491)       $(26,218)       $(83,249)       $(88,129)
                                             =========       =========       =========       =========



7           RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133". These statements outline the accounting treatment for derivative and hedging activities. Coach adopted SFAS No. 133, as amended, as of July 2, 2000. Coach does not hold or use derivative instruments, hence this adoption had no effect on Coach's operating income or financial position.

                                   COACH, INC.
  NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
      THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


8       PUBLIC OFFERING AND EXCHANGE OFFER

        In October 2000, Coach completed an initial public offering of common stock. In conjunction with this offering, the following transactions occurred:

         - On July 2, 2000, the receivable from Sara Lee was capitalized into stockholders' net investment. No cash was paid or collected by either party.

         - On October 2, 2000, Coach assumed $190,000 of indebtedness to a subsidiary of Sara Lee resulting in a reduction in equity.

         -      Coach declared and paid a 35,025 to 1 common stock dividend.

         - Coach sold 8,487 shares of common stock in an initial public offering at a price of $16.00 per share. After deducting the underwriting discount and estimated offering expenses, net proceeds of $122,000 were received and used to repay a portion of the indebtedness to a subsidiary of Sara Lee resulting in the then remaining obligation of $68,000. In January 2001, this loan was fully paid off by the Company from operating cash flow and drawings on the revolving credit facility.

         - Coach issued options to purchase 3,206 shares of our common stock to full time employees and outside members of the Board of Directors at the offering price.

         - Coach employees elected to convert previously held Sara Lee options into options to purchase 1,204 shares of our common stock.

         - Coach employees elected to convert previously held Sara Lee service-based restricted stock units into 34 Coach service-based restricted stock units.

         - Coach employees elected to convert previously held Sara Lee restricted stock units under deferred compensation agreements, into 125 shares of Coach restricted stock units.

        In January 2001, Sara Lee commenced an exchange offer to distribute its shares of Coach common stock.

         - On January 24, 2001, Sara Lee announced its intent to divest its remaining 80.5% ownership in Coach, pursuant to an exchange offer to Sara Lee shareholders.

         - On January 26, 2001, Coach filed a registration statement on Form S-4 with the Securities and Exchange Commission to begin the exchange offer process.

         - On March 5, 2001, Sara Lee announced the terms of the exchange offer.

         - The exchange offer period for stockholders to tender their Sara Lee common shares for Coach common shares concluded on April 4, 2001. The exchange offer was oversubscribed. The distribution was completed after the close of our third fiscal quarter.

ITEM 2.
                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2001 compared to the third quarter and first nine months of fiscal 2000, and a discussion of the changes in financial condition during the first nine months of fiscal 2001.

         This Management's Discussion and Analysis should be read in conjunction with Coach's Consolidated and Combined Financial Statements and accompanying footnotes thereto, along with the cautionary statement of risk factors at the end of this section.

RESULTS OF OPERATIONS

THIRD  QUARTER FISCAL 2001 COMPARED TO THIRD QUARTER FISCAL 2000

         Net sales by business segment in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 are as follows:

                                                     THIRTEEN WEEKS ENDED
                         ----------------------------------------------------------------------
                                     NET SALES                    PERCENTAGE OF TOTAL NET SALES
                         --------------------------------------   -----------------------------
                                     (UNAUDITED)

                         MAR. 31,      APR. 1,                         MAR. 31,     APR. 1,
                          2001          2000     RATE OF INCREASE       2001         2000
                         -------       ------    ----------------      -------      -------
                         (DOLLARS IN MILLIONS*)

Direct to Consumer       $   77.0     $   66.4         16.0%            58.9%        57.7%
Wholesale                    53.6         48.7         10.1             41.1         42.3
                         --------     --------         ----            -----        -----
Total Net Sales          $  130.6     $  115.1         13.5%           100.0%       100.0%
                         ========     ========         ====            =====        =====

         Combined statements of income for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 are as follows:

                                                                  THIRTEEN WEEKS ENDED
                                                   ------------------------------------------------------
                                                   (DOLLARS IN MILLIONS*, EXCEPT FOR EARNINGS PER SHARE)

                                                         MAR. 31, 2001               APR. 1, 2000
                                                         -------------               ------------
                                                          (UNAUDITED)                 (UNAUDITED)
                                                       $      % TO NET SALES       $       % TO NET SALES
                                                      ---     --------------      ---      --------------
Net sales                                          $  129.9         99.5%      $  114.7        99.7%
Licensing revenue                                       0.7          0.5            0.4         0.3
                                                   --------         ----       --------        ----
Total net sales                                       130.6        100.0          115.1       100.0
                                                   --------         ----       --------        ----
Gross profit                                           85.3         65.3           70.2        61.0
Selling, general and administrative expenses           73.0         55.9           65.8        57.2
                                                   --------         ----       --------        ----
Operating income before reorganization costs           12.4          9.5            4.5         3.9
Reorganization costs                                   (0.4)        (0.3)            --          --
                                                   --------         ----       --------        ----
Operating income                                       12.7          9.7            4.5         3.9
Net interest expense                                    0.4          0.3            0.1         0.1
                                                   --------         ----       --------        ----
Income before taxes                                    12.3          9.4            4.4         3.8
Income taxes                                            4.3          3.3            1.3         1.2
                                                   --------         ----       --------        ----
Net income                                         $    8.0          6.1%      $    3.0         2.6%
                                                   ========         ====       ========        ====

*Components may not add to total due to rounding.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)


                                                                   THIRTEEN WEEKS ENDED
                                                       -----------------------------------------
                                                       MAR. 31, 2001                 APR 1, 2000
                                                       -------------                 -----------
Net income per share:
         Basic                                            $0.18                         $0.09 (2)
         Diluted                                          $0.18 (1)                     $0.09 (2)

Weighted average number of common shares:
         Basic                                           43,513                        35,026

         Diluted                                         45,385                        35,026

(1)  $0.17 per share excluding the impact of the reorganization charge.

(2) $0.07 per share if common shares sold in October 2000 public offering had been outstanding for the prior periods.


NET SALES

         Net sales increased by 13.5% to $130.6 million in the third quarter of fiscal 2001 from $115.1 million during the same period of fiscal 2000. These results reflect increased volume in both the direct to consumer and wholesale channels.

         Direct to Consumer. Net sales increased 16.0% to $77.0 million during the third quarter of fiscal 2001 from $66.4 million during the same period in fiscal 2000. The increase was primarily due to new store openings, store renovations, store expansions and comparable stores sales growth. Since the end of the third quarter of fiscal 2000, Coach has opened ten new retail stores and four new factory stores. In addition, twenty-five retail stores and five factory stores were remodeled while six retail stores and one factory store were expanded.

         Wholesale. Net sales attributable to domestic and international wholesale shipments increased 10.1% to $53.6 million in the third quarter of fiscal 2001 from $48.7 million during the same period in fiscal 2000. The increase was primarily due to strong gains in the international division, highlighted by continued double-digit increases in comparable location sales to Japanese consumers worldwide and increased demand for new products. These new products also positively impacted our U.S. wholesale channel.

GROSS PROFIT

         Gross profit increased 21.5% to $ 85.3 million in the third quarter of fiscal 2001 from $70.2 million during the same period in fiscal 2000. Gross margin increased approximately 430 basis points to 65.3% in the third quarter of fiscal 2001 from 61.0% during the same period in fiscal 2000. These results were primarily due to increased demand for new higher margin leather and fabric products, the continuing impact of manufacturing and sourcing cost reductions realized during fiscal 2001 from the reorganization that commenced in 1999, and favorable channel mix.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GROSS PROFIT (CONTINUED)
         The following chart illustrates the gross margin performance which we have experienced over the last seven quarters:

                                                                 FISCAL YEAR ENDED JULY 1, 2000
                                -------------------------------------------------------------------------------------
                                 Q1         Q2         1ST HALF         Q3            Q4      2ND HALF          TOTAL
                                       (UNAUDITED)                                                               YEAR
                                ----------------------------------------------------------------------          -----
Gross Margin                    53.6%      62.1%         58.9%         61.0%         61.5%      61.3%           59.9%

                                     FISCAL YEAR ENDING JUNE 30, 2001
                               ----------------------------------------------
                                Q1         Q2         1ST HALF          Q3
                                                                   (UNAUDITED)
                               ----------------------------------------------
Gross Margin                   63.2%      65.4%         64.5%         65.3%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 10.9% to 73.0 million in the third quarter of fiscal 2001 from $65.8 million during the same period in fiscal 2000. Selling, general and administrative expenses decreased to 55.9% as percentage of net sales versus 57.2% in the comparable prior year quarter.

         Selling expenses increased by 18.7% to $44.0 million, or 33.7% of net sales, in the third quarter of fiscal 2001 from $37.1 million, or 32.2% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was primarily due to $5.1 million of operating costs associated with new retail and factory stores; store remodels and costs to support the additional stores. The remaining selling expense increase was caused by volume related costs in our wholesale segment.

         Advertising, marketing, and design expenses increased by 25.8% to $11.5 million or 8.8% of net sales, in the third quarter of fiscal 2001 from $9.2 million, or 8.0% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was primarily due to the timing of media and production costs versus the fiscal 2000 media calendar.

         Distribution and customer service expenses decreased by 3.5% to $6.2 million, or 4.7% of net sales, in the third quarter of fiscal 2001, from $6.4 million, or 5.5% of net sales, during the same period in fiscal 2000. The dollar decrease was due to lower customer service related expenses.

         Administrative expenses decreased to $11.3 million, or 8.6% of net sales, in the third quarter of fiscal 2001 from $13.2 million, or 11.4% of net sales, during the same period in fiscal 2000. The decrease in these expenses was due to lower fringe benefit costs and lower performance based compensation expenses, partially offset by higher occupancy costs associated with the lease renewal of our New York City corporate headquarters location and incremental expenses incurred to support new corporate governance activities relating to the Company becoming publicly owned.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING INCOME

         Before the impact of a small positive adjustment to reorganization costs, operating income increased 177% to $12.4 million or 9.5% of net sales in the third quarter of fiscal 2001 from $4.5 million, or 3.9% of net sales, during the same period in fiscal 2000. After the impact of the adjustment to reorganization costs in the third quarter operating income increased 185% to $12.7 million from $4.5 million during the same period in fiscal 2000. This increase resulted from higher sales, improved gross margins and a decrease in selling, general and administrative expenses as a percentage to sales.

INTEREST EXPENSE

Net interest expense increased 343% to $0.4 million, or 0.3% of net sales, in the third quarter of fiscal 2001 from $0.1 million or 0.1% of net sales, during the same period in fiscal 2000. This increase was due to interest expense on the note payable to an affiliate of Sara Lee that Coach assumed in October 2000 and interest expense on borrowings under the Fleet facility. There was no interest expense incurred on the facility provided by Sara Lee in the prior year.

INCOME TAXES

         The effective tax rate increased to 35.0% in the third quarter of fiscal 2001 from 30.6% during the same period in fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

NET INCOME

         Before the impact of a small positive adjustment to reorganization costs, net income increased 156% to $7.8 million, or 5.9% of net sales, in the third quarter of fiscal 2001 from $3.0 million, or 2.6% of net sales, during the same period in fiscal 2000. After the impact of the adjustment to reorganization cost in the third quarter of fiscal 2001, net income increased 163% to $8.0 million from $3.0 million during the same period in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for taxes and increased interest expense.

EARNINGS PER SHARE

         Before the impact of a small positive adjustment to reorganization costs diluted net income per share was $0.17 in the third quarter of 2001. After the impact of the adjustment to reorganization costs diluted net income per share was $0.18 in the third quarter of 2001. Prior year earnings per share were $0.09 for the third quarter because only the shares owned by Sara Lee are used in the calculation. Comparable earnings per share in 2000 would have been $0.07 if the common shares sold in the October 2000 public offering had been outstanding for the prior period.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FIRST NINE MONTHS FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL 2000

         Net sales by business segment in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 are as follows:

                                                                     THIRTY-NINE  WEEKS ENDED
                                      -----------------------------------------------------------------------------------------
                                                       NET SALES                                  PERCENTAGE OF TOTAL NET SALES
                                      ---------------------------------------------------         -----------------------------
                                                     (UNAUDITED)
                                      MAR. 31,          APR. 1,                                     MAR. 31,         APR. 1,
                                       2001              2000            RATE OF INCREASE            2001             2000
                                      -------           ------           ----------------           -------          -------
                                      (dollars in millions*)
Direct to Consumer                    $303.2            $271.5                    11.7%              63.3%            63.6%
Wholesale                              176.1             155.7                    13.1               36.7             36.4
                                      ------            ------                    ----              -----            -----
Total Net Sales                       $479.3            $427.2                    12.2%             100.0%           100.0%
                                      ======            ======                    ====              =====            =====

         Combined statements of income for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 are as follows:

                                                                               THIRTY-NINE  WEEKS ENDED
                                                          -------------------------------------------------------------
                                                          (dollars in millions*, except for earnings per   share)
                                                               MAR. 31, 2001                     APR.  1, 2000
                                                               -------------                     -------------
                                                               (UNAUDITED)                        (UNAUDITED)
                                                           $         % TO NET SALES           $          % TO NET SALES
                                                        ------       --------------        ------        --------------
Net sales                                               $477.5            99.6%            $425.9             99.7%
Licensing revenue                                          1.8             0.4                1.3              0.3
                                                        ------           -----             ------            ------
Total net sales                                          479.3           100.0              427.2            100.0
                                                        ------           -----             ------            ------
Gross profit                                             310.3            64.7              254.0             59.5
Selling, general and administrative expenses             219.5            45.8              205.7             48.1
                                                        ------           -----             ------            ------
Operating income before reorganization costs              90.8            18.9               48.3             11.3
Reorganization costs                                       4.6             1.0                 --               --
                                                        ------           -----             ------            ------
Operating income                                          86.2            18.0               48.3             11.3
Net interest expense                                       1.9             0.4                0.3              0.1
                                                        ------           -----             ------            ------
Income before taxes                                       84.3            17.6               48.0             11.2
Income taxes                                              29.5             6.2               14.7              3.4
                                                        ------           -----             ------            ------
Net income                                               $54.8            11.4%             $33.3              7.8%
                                                        ======           =====             ======             ====

*Components may not add to total due to rounding.

                                                                            THIRTY-NINE  WEEKS ENDED
                                                               -----------------------------------------------
                                                               MAR. 31, 2001                      APR. 1, 2000
                                                               -------------                      ------------
Net income per share:
         Basic                                                    $1.35 (3)                        $0.95 (5)
         Diluted                                                  $1.32 (4)                        $0.95 (5)

Weighted average number of common shares:
         Basic                                                    40,684                            35,026
         Diluted                                                  41,641                            35,026

(3) $1.33 per share after adding back the impact of the reorganization charge and if the common shares sold in October 2000 public offering had been outstanding for the entire nine month period.

(4) $1.30 per share after adding back the impact of the reorganization charge and if the common shares sold in October 2000 public offering had been outstanding for the entire nine month period.

(5) $0.77 per share if the common shares sold in October 2000 public offering had been outstanding for the prior periods.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET SALES

         Net sales increased by 12.2% to $479.3 million in the first nine months of fiscal 2001 from $427.2 million during the same period in fiscal 2000. These results reflect increased volume in both the direct to consumer and wholesale channels.

         Direct to Consumer. Net sales increased 11.7% to $303.2 million during the first nine months of fiscal 2001 from $271.5 million during the same period in fiscal 2000. The increase was primarily due to new store openings, store renovations, store expansions and comparable stores sales growth. Since the end of the first nine months of fiscal 2000, Coach has opened ten new retail stores and four new factory stores. In addition, twenty-five retail stores and five factory stores were remodeled while six retail stores and one factory store were expanded.

         Wholesale. Net sales attributable to domestic and international wholesale shipments increased 13.1% to $176.1 million in the first nine months of fiscal 2001 from $155.7 million during the same period in fiscal 2000. The increase was primarily due to strong gains in the international wholesale channel, highlighted by continued double-digit increases in comparable location sales to Japanese consumers worldwide and increased demand for new products. These new products also positively impacted our U.S. wholesale channel. Licensing revenue increased 40% to $1.8 million in the first nine months of fiscal 2001 from $1.3 million during the first nine months of fiscal 2000 caused primarily by expanded distribution of licensed footwear product.

GROSS PROFIT

         Gross profit increased 22.2% to $310.3 million in the first nine months of fiscal 2001 from $254.0 million during the same period in fiscal 2000. Gross margin increased approximately 530 basis points to 64.7% the first nine months of fiscal 2001 from 59.5% during the same period in fiscal 2000. These results were primarily due to increased demand for new higher margin leather and fabric products, the continuing impact of manufacturing and sourcing cost reductions realized during fiscal 2001 from the reorganization that commenced in 1999, and favorable channel mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling general and administrative expenses increased 6.7% to $219.5 million in the first nine months of fiscal 2001 from $205.7 million during the same period in fiscal 2000. Selling, general and administrative expenses decreased to 45.8% as a percentage of net sales versus 48.1% in fiscal in 2000.

         Selling expenses increased by 14.9% to $134.1 million, or 28.0% of net sales, in the first nine months of fiscal 2001 from $116.7 million, or 27.3% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was primarily due to $11.0 million of operating costs associated with new retail and factory stores; store remodels and costs to support the additional stores. The remaining selling expense increase was primarily caused by volume related costs in our wholesale segment.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

         Advertising, marketing, and design expenses increased by 2.9% to $38.7 million, or 8.1% of net sales, in the first nine months of fiscal 2001 from $37.5 million, or 8.8% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was primarily due to the timing of media and production costs versus the fiscal 2000 media calendar partially offset by a reduction in catalogue circulation, and a shift from magazine and outdoor advertising to newspaper advertising.

         Distribution and customer service expenses increased slightly to $19.8 million, or 4.1% of net sales, in the first nine months of fiscal 2001 from $19.7 million, or 4.6% of net sales, during the same period in fiscal 2000. The dollar increase in these expenses was due to higher sales volumes.

         Administrative expenses decreased to $27.0 million, or 5.6% of net sales, in the first nine months of fiscal 2001 from $31.8 million, or 7.4% of net sales, during the same period in fiscal 2000. The decrease in these expenses was due to lower fringe benefit costs and lower performance based compensation expenses partially offset by higher occupancy costs associated with the lease renewal of our New York City corporate headquarters location and incremental expenses incurred to support new corporate governance activities relating to the Company becoming publicly owned.

REORGANIZATION COSTS

         In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach expects to achieve cost savings of $2.7 million in the current fiscal year and $4.5 million in annual savings in future years from these actions. Coach recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. In the third quarter of fiscal year 2001, this charge was reduced to $4.6 million. This was due to the complete disposition of the fixed assets. The net proceeds from the disposition were greater than the estimate. This reorganization cost includes $3.2 million for worker separation costs, $0.8 million for lease termination costs and $0.6 million for the write down of long-lived assets to net realizable value. By March 31, 2001, production ceased at the Medley facility, disposition of the fixed assets has been accomplished and the termination of the 362 employees has been completed. We expect that these reorganization actions will be completed by the end of this fiscal year.

OPERATING INCOME

         Before the impact of reorganization costs operating income increased
87.9 % to $90.8 million, or 18.9% of net sales, in the first nine months of fiscal 2001 from $48.3 million, or 11.3% of net sales, during the same period in fiscal 2000. After the impact of reorganization costs in the first nine months of fiscal 2001, operating income increased 78.4% to $86.2 million from $48.3 million during the same period in fiscal 2000. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

         Net interest expense increased 567% to $1.9 million, or 0.4% of net sales, in the first nine months of fiscal 2001 from $0.3 million or 0.1% of net sales, during the same period in fiscal 2000. This increase was due to interest expense on the note payable to an affiliate of Sara Lee that Coach assumed in October 2000, and interest expense on borrowings against the Fleet facility. There was no interest expense incurred on the facility provided by Sara Lee in the prior year.

INCOME TAXES

         The effective tax rate increased to 35.0% in the first nine months of fiscal 2001 from 30.6% during the same period in fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

NET INCOME

         Before the impact of reorganization costs, net income increased 73.2% to $57.8 million, or 12.1% of net sales, in the first nine months of fiscal 2001 from $33.3 million, or 7.8% of net sales, during the same period in fiscal 2000. After the impact of reorganization costs in the first nine months of fiscal 2001, net income increased 64.3% to $54.8 million from $33.3 million during the same period in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for taxes and increased interest expense

EARNINGS PER SHARE

         Diluted net income per share was $1.32 for the first nine months of fiscal year 2001. This reflects a weighted average of the shares outstanding before and after the public offering of common stock in October 2000. If the common shares sold in the October 2000 Public Offering had been outstanding for the nine months, net income before the impact of reorganization costs per diluted share would have been $1.30. Prior year diluted net income per share was $0.95 since only the shares owned by Sara Lee are used in the calculation. Comparable net earnings per share in the first nine months of fiscal 2000 would have been $0.77 if the common shares sold in the October 2000 public offering had been outstanding for the prior period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Sara Lee managed cash on a centralized basis for Coach and its other businesses. Coach participated in this system until February 27, 2001. Cash receipts associated with our business were transferred directly to Sara Lee on a daily basis and Sara Lee provided funds to cover our disbursements.

         Cash provided by operating activities, defined as net income plus depreciation and amortization and the change in working capital, was $107.1 million for the first nine months of fiscal 2001, 42.2% higher than the $75.3 million provided in the same period of fiscal 2000. The $31.8 million year-to-year increase in cash provided from operating activities was primarily the result of higher earnings.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Capital expenditures amounted to $23.2 million in the first nine months of fiscal 2001, compared to $19.4 million in the first nine months of fiscal 2000 and in both periods related primarily to new and renovated retail stores. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

         On July 2, 2000, we entered into a revolving credit facility with Sara Lee under which Coach could borrow up to $75 million from Sara Lee. This facility was paid off and terminated on February 27, 2001.

         To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank, as a lender and administrative agent, entered into a $100 million senior unsecured revolving credit facility. Indebtedness under this revolving credit facility bears interest calculated, at Coach's option, at either:

         - a rate of LIBOR plus 70 to 150 basis points based on a fixed charge coverage grid; or

         -     the prime rate announced by Fleet.

The initial LIBOR margin under the facility is 125 basis points. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on a fixed charge coverage grid on any unborrowed amounts. The initial commitment fee is 30 basis points. This credit facility may be prepaid without penalty or premium.

         The Fleet facility contains various covenants and customary events of default, including:

         - Maintenance of a cash flow leverage ratio not greater than 1.5 to 1.0;

         -     Maintenance of a fixed charge coverage ratio greater than 1.75 to
               1.0 until March 30, 2002 and greater than 2.0 to 1.0 thereafter;

         - Annual paydown to $25,000 for 30 consecutive days during the period November 1st through June 30th; and

         - Restrictions on other indebtedness, liens, payment of dividends, mergers and acquisitions, dispositions, transactions with affiliates, and sale and leaseback transactions in excess of amounts approved by the lenders.

         As of March 31, 2001 we were in compliance with all covenants of the Fleet facility.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         We plan to open at least 15 new retail stores and four factory stores in fiscal year 2001, of which eleven were opened during the first nine months. We also expect to continue our store renovations program in fiscal 2001. We expect that fiscal 2001 capital expenditures for new retail stores will be approximately $10 million to $12 million and that capital expenditures for store renovations will be approximately $12 million. We intend to finance these investments from internally generated cash flow or by using funds from our revolving credit facility.

         We experience significant seasonal variations in our working capital requirements. During the first fiscal quarter we build inventory for the holiday selling season, open new retail stores and increase trade receivables. In the second fiscal quarter our working capital requirements are reduced substantially as we generate consumer sales and collect wholesale accounts receivable. In the first nine months of fiscal 2001, we purchased approximately $172 million of inventory, which was funded by operating cash flow and by borrowings under our revolving credit facilities. As of March 31, 2001, the outstanding borrowings under the revolving credit facility were $19 million. We believe that our operating cash flow, together with our revolving credit facility, will provide sufficient capital to fund our operations for the foreseeable future.

         Currently, Sara Lee is a guarantor or a party to many of our store leases. We have agreed to make efforts to remove Sara Lee from all of our existing leases and Sara Lee will not guarantee or be a party to any new or renewed leases. We have obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to us by Sara Lee but for which Sara Lee retains contingent liability. We are required to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit has a face amount of $20.6 million and we expect this amount to decrease annually as our guaranteed obligations are reduced. We expect that we will be required to maintain the letter of credit for at least 10 years.


PUBLIC OFFERING OF COMMON STOCK AND EXCHANGE OFFER

      In October 2000, Coach completed an initial public offering of common stock. In conjunction with this offering, the following transactions occurred:

         - On July 2, 2000, the receivable from Sara Lee was capitalized into stockholders' net investment. No cash was paid or collected by either party.

         - On October 2, 2000, Coach assumed $190 million of indebtedness to a subsidiary of Sara Lee resulting in a reduction in equity.

         - Coach declared and paid a 35 million to 1.0 common stock dividend.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PUBLIC OFFERING OF COMMON STOCK AND EXCHANGE OFFER (CONTINUED)

         - Coach sold 8.5 million shares of common stock in an initial public offering at a price of $16.00 per share. After deducting the underwriting discount and estimated offering expenses, net proceeds of $122 million were received and used to repay a portion of the indebtedness to a subsidiary of Sara Lee resulting in the then remaining obligation of $68 million. In January 2001, this loan was fully paid off by the Company from operating cash flow and drawings on the revolving credit facility.

         - Coach issued options to purchase 3.2 million shares of our common stock to full time employees and outside members of the Board of Directors at the offering price.

         - Coach employees elected to convert previously held Sara Lee options into options to purchase 1.2 million shares of our common stock.

         - Coach employees elected to convert previously held Sara Lee service-based restricted stock units into 0.03 million Coach service-based restricted stock units.

         - Coach employees elected to convert previously held Sara Lee restricted stock units under deferred compensation agreements, into 0.1 million shares of Coach restricted stock units.

        In January 2001, Sara Lee commenced an exchange offer to distribute its shares of Coach common stock.

         - On January 24, 2001, Sara Lee announced its intent to divest its remaining 80.5% ownership in Coach, pursuant to an exchange offer to Sara Lee shareholders.

         - On January 26, 2001, Coach filed a registration statement on Form S-4 with the Securities and Exchange Commission to begin the exchange offer process.

         - On March 5, 2001, Sara Lee announced the terms of the exchange offer.

         - The exchange offer period for stockholders to tender their Sara Lee common shares for Coach common shares concluded on April 4, 2001. The exchange offer was oversubscribed. The distribution was completed after the close of our third fiscal quarter.

SEASONALITY

         Because our products are frequently given as gifts, we have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year which includes the holiday months of November and December. We have sometimes experienced, and may continue to experience, reduced income or net losses in any or all of our first, third or fourth quarters. The higher sales in the second quarter typically result in higher operating profits and margins. This is due to higher gross profits, with no substantial corresponding increase in fixed costs related to operating retail stores and other administrative and selling costs which remain fairly constant throughout the year. During the holiday season these fixed costs are spread over higher sales, resulting in greater operating income expressed in both dollars and as a percentage of sales in the second quarter compared to the other three quarters. We anticipate that our sales and operating profit will continue to be seasonal in nature.

                                   COACH, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RISK FACTORS

         This Form 10-Q contains certain "forward-looking statements", based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management's current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will", "should," "expect," "intend", "estimate", or "continue", or the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends;
(iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products;
(viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other factors as set forth in the Company's Form S-4 which was declared effective on April 3, 2001, Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

         As of March 31, 2001, we project that approximately 75% of our fiscal year 2001 non-licensed product needs will be purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Spain, Turkey, Thailand, Mexico, Taiwan, Korea, Hungary, Singapore and the Dominican Republic. Additionally, sales are made through international channels to third-party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged using any derivative instruments. We have not used foreign exchange instruments in the past nor do we expect to use them in the future.

INTEREST RATE

         We have fixed rate long-term debt related to the Jacksonville distribution center and use the sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At March 31, 2001, the effect on the fair value of this debt of a 10% change in market interest rates would be approximately $0.2 million. We do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

COMMODITY

         We buy tanned leather from various suppliers based upon fixed price purchase contracts that extend for periods up to six months. These purchases are not hedged with any derivative instrument. Due to the purchase contracts that are in place, we do not expect that a sudden short-term change in leather prices will have a significant effect on our operating results or cash flows, for the current fiscal year. We use the sensitivity analysis technique to evaluate the change in fair value of the leather purchases based upon longer-term price trends. At March 31, 2001, we estimate that a change in the underlying price of tanned leather would have no effect on the cost of sales for the fiscal year ending June 30, 2001, as we have obtained purchase commitments for all leather expected to be purchased between now and the end of our fiscal year.

         In the longer term, prices for leather could increase due to European cattle diseases. We do not expect the recent events to have a significant impact on our costs for the following reasons:

-        Nearly 50% of Coach leather is procured in the United States.

-        We do not source any leather from the United Kingdom.

- Our rapidly growing use of mixed materials in our products has reduced our overall reliance on leather.

-        Hide prices represent only 15% of cost of goods sold.

                           ITEM 5 - OTHER INFORMATION


STOCKHOLDER PROPOSALS

         To be included in our proxy statement and form of proxy, proposals of stockholders intended to be presented at our Annual Meeting of Stockholders to be held November 8, 2001, must be received by us no later than August 1, 2001. Such proposals must comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals to be included in the proxy statement.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                       DESCRIPTION
----------                        -----------
10.1                       Revolving Credit Agreement by and between Coach, certain lenders and Fleet
                           National Bank, which is incorporated herein by reference from Exhibit 10.18 to
                           Coach's Registration Statement on Form S-4 (Registration No. 333-54402).

(b)      Reports on Form 8-K

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                 COACH, INC.
                                 (Registrant)


                                 By:  ____________________________________
                                      Name:   Richard P. Randall
                                      Title:  Senior Vice President and
                                              Chief Financial Officer
                                              (as principal financial officer
                                               and principal accounting officer
                                               of Coach)




Dated:  May 8, 2001