Form 10-K405
period 2001-06-30
COACH INC
filed 2001-09-21
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16153

COACH, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 West 34th Street, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 594-1850

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

      The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,582,500,000 as of August 31, 2001. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      On August 31, 2001, the Registrant had 43,783,142 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC. TABLE OF CONTENTS FORM 10-K
Item 1.Business of Coach, Inc.
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.Selected Financial Data (in thousands except for per share data)
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A -- Quantitative and Qualitative Disclosures about Market Risk
Item 8.Financial Statement and Supplementary Data
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
COACH, INC. CONSOLIDATED BALANCE SHEETS
COACH, INC. CONSOLIDATED STATEMENTS OF INCOME
COACH, INC.
Notes to Consolidated Financial Statements (dollars and shares in thousands, except per share data)
COACH, INC. Market and Dividend Information
EX-10.10: 2000 STOCK INCENTIVE PLAN
EX-10.11: EXECUTIVE DEFERRED COMPENSATION PLAN
EX-10.12: PERFORMANCE-BASED ANNUAL INCENTIVE PLAN
EX-10.13: 2000 NON-EMPLOYEE DIRECTOR STOCK PLAN
EX-10.14: NON-QUALIFIED DEFERRED COMPENSATION PLAN
EX-10.17: SECURED LOAN AGREEMENT
EX-10.18: PLEDGE, ASSIGNMENT AND SECURITY AGMT.
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF ARTHUR ANDERSEN LLP

COACH, INC.

TABLE OF CONTENTS FORM 10-K

		Page
		Number

PART I
Item 1.	Business of Coach, Inc. and Risk Factors	2
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17
PART II
Item 5.	Market for Registrant’s Common Equity and Related
	Shareholder Matters	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about
	Market Risk	29
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	29
PART III
Item 10.	Director and Executive Officers of the Registrant	29
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management	30
Item 13.	Certain Relationships and Related Transactions	30
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30
SIGNATURES		31

PART I

Item 1.     Business of Coach, Inc.

OVERVIEW

      Coach (“Coach” or the “Company”) is a designer, producer and marketer of high-quality, modern American classic accessories. Coach believes that it is one of the best recognized leather goods brands in the U.S. and is enjoying increased recognition in targeted international markets. Net sales were $616.1 million in the year ended June 30, 2001 (“fiscal 2001”), $548.9 million in the year ended July 1, 2000, (“fiscal 2000”) and $507.8 million in the year ended July 3, 1999 (“fiscal 1999”). Operating income before reorganization costs was $106.3 million in fiscal 2001, $56.0 million in fiscal 2000 and $19.5 million in fiscal 1999. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, luggage and travel accessories, leather outerwear, gloves, scarves and personal planning products. Together with its licensing partners, Coach also offers watches, footwear and home and office furniture with the Coach brand name. Coach’s products are sold through a number of direct to consumer channels, which at the end of fiscal 2001 included:

•	121 United States retail stores;

•	direct mail catalogs;

•	on-line store;

•	68 United States factory stores; and

•	Two United Kingdom retail stores

      Coach’s direct to consumer business represented approximately 64% of its total sales in fiscal 2001. Its remaining sales were generated from products sold through a number of indirect channels, which at the end of fiscal 2001 included:

•	approximately 1,400 department store and specialty retailer locations in the U.S.;

•	approximately 175 international department store, retail store and duty free shop locations in 18 countries; and

•	corporate sales programs.

      Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a premier accessories marketer in the U.S. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. By the 1980s, Coach had grown into a niche maker and marketer of traditionally styled, high-quality leather goods with expanding national brand recognition, selling its products through upscale department and specialty stores, its own retail stores and its direct mail catalog. Coach has built upon its national brand awareness, expanded into international sales, particularly in Japan and East Asia, diversified its product offerings beyond leather handbags, further developed its multi-channel distribution strategy and licensed products with the Coach brand name.

      Coach’s net sales grew at a compound annual growth rate of approximately 32%, from $19.0 million in 1985 to $540.4 million in fiscal year 1997. In fiscal years 1998 and 1999 Coach experienced sales declines of 3.4% and 2.8%, respectively. These declines were primarily the result of changes in consumer preferences from leather to mixed material and non-leather products, which some of Coach’s competitors offered, and diminished demand for Coach’s products due to the economic downturn in Asia. During fiscal years 1997 through 1999, Coach also experienced reduced profitability.

      During this period, Coach embarked on a fundamental transformation of its brand. Coach repositioned its image in a modern, fashionable direction to make it more appealing to consumers. Coach built upon its popular core categories by introducing new products in a broader array of materials and styles to respond to consumers’ demands for both fashion and function and it introduced new product categories. In 1999, Coach began renovating its retail stores, select U.S. department store locations and key international locations to create a modern environment to showcase its new product assortments and reinforce a consistent brand position. Over the last three years Coach also has been implementing a flexible, cost-effective manufacturing model in which independent manufacturers supply the majority of its products which allows Coach to bring its broader range of products to market more rapidly and efficiently.

      Coach believes that these strategic initiatives have succeeded in repositioning the Company as a modern lifestyle accessories brand. In fiscal 2001 net sales increased 12.2% and earnings from operations before reorganization costs increased 89.7% compared to fiscal 2000. In fiscal 2000, net sales increased 8.1% and earnings from operations before reorganization costs increased 110.7%, compared to fiscal 1999.

      Coach has developed a number of strengths including:

•	an established and growing brand franchise and a loyal consumer base reinforced by years of investment in effective marketing communications;

•	distinctive product attributes including a reputation for product quality, durability, function, premium leather and classic styling;

•	comprehensive internal creative direction that defines Coach’s image, delivers a consistent message and differentiates it from other brands;

•	a well-developed multi-channel presence allowing Coach to serve its customers wherever they choose to shop; and

•	recognition as a desirable resource for both personal and business gift-giving occasions.

      However, to remain competitive in its industry, Coach must also accurately anticipate consumer trends and tastes.

Growth Strategies

      Based on its established strengths Coach is pursuing the following strategies for future growth:

      Accelerate New Product Development. Coach is accelerating the development of new products, styles and product categories that support its image as a broader lifestyle accessories brand through:

•	seasonal variations of successful styles in new colors, leathers and fabrics that reflect current fashion trends;

•	new collections, product additions and line extensions that add to its existing product portfolio, such as its Coach Hamptons collection of handbags and accessories, which introduced new shapes, fabrics and detailing to Coach’s existing handbag and accessories portfolio and the Signature lifestyle collection, with a graphic logo design inspired by materials from our archives. This collection features a broad assortment of products including handbags, women’s accessories and shoes;

•	new categories of product offerings, such as electronic accessories and products for the home or the recently announced fine jewelry collection;

•	continual updates to its core collections, such as a classic briefcase in a lightweight travel twill, and

•	licensed products with the Coach brand name, such as watches, footwear and furniture, and the Company’s participation in co-marketing ventures with companies such as Lexus, Palm and Motorola.

      During fiscal 2001, approximately 68% of Coach’s net sales were generated from products introduced during this period, including new product categories and line extensions.

      Modernize Retail Presentation. Coach is modernizing its brand image by remodeling its retail stores to create a distinctive environment to showcase its new product assortments and reinforce a consistent brand position. These renovated retail stores have demonstrated significantly higher comparable store sales growth relative to unrenovated stores. Coach has recently expanded and rebuilt its New York and San Francisco flagship stores in this modern format. Coach expects that:

•	all of its retail stores will reflect the new store design by June 2002;

•	78 international locations were converted to, or opened with, the new store design by June 2001 and approximately 62 locations will be remodeled or opened in the new store design by June 2002;

•	24 leading U.S. department store locations were remodeled by June 2001 and approximately 25 additional locations will be remodeled by June 2002.

      Increase U.S. Retail Store Openings. Coach opened 15 new U.S. retail stores in fiscal year 2001 and eight in fiscal 2000. In each of the next two years, the Company plans to expand its network of 121 retail stores by opening at least 20 new stores per year located primarily in high volume markets. Coach believes that it has a successful retail store format that reinforces its brand image, generates strong sales per square foot and can be readily adapted to different location requirements. The modernized store environment, as exemplified by the Coach flagship store at 57th Street and Madison Avenue in Manhattan, has an open, loft-like feeling, with crisp white brick walls, ebony-stained wood floors and a timeless, uncluttered look. It generally takes four to six months from the time the Company takes possession of a store to open it.

      Further Penetrate International Markets. Coach is increasing its international distribution and targeting international consumers generally, and Japanese consumers in particular, to take advantage of substantial growth opportunities for the Company. Its current network of international distributors serves markets in Japan, Australia, the Caribbean, Korea, Hong Kong and Singapore. Coach has significant opportunities to increase sales through existing and new international distribution channels. Coach believes Japanese consumers represent a major growth opportunity because they spend substantially more on a per capita basis on handbags than U.S. consumers.

      In June 2001, Coach Japan, Inc. (“CJI”) was formed. This entity is a joint venture with Sumitomo Corporation and will manage the Coach business in Japan. Coach owns 50% of CJI and has appointed a majority of the Board of Directors. It will be accounted for as a consolidated subsidiary.

      CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations. There are currently a total of 76 Coach locations in Japan, including 62 department stores and 14 retail stores managed by two distributors.

      On July 31, 2001, CJI completed the purchase of 100% of the capital stock of PDC from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $7.2 million. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. With this acquisition, CJI will manage all locations currently operated by Mitsukoshi, who will remain a key retailer for the brand. Excess purchase price over fair market value of the underlying net assets was allocated to goodwill based on preliminary estimates of fair values, and is subject to adjustment. Goodwill will be reviewed annually for impairment. The fair value of assets acquired was $21.1 million and liabilities assumed was $15.4 million. Included in the liabilities is an assumption of debt of $13.4 million. Annual net sales of PDC for the fiscal year ended February 28, 2001 were approximately $48 million. In August 2001 operations commenced. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

      Improve Operational Efficiencies. Coach upgraded and reorganized its manufacturing, distribution and information systems over the past five years to allow the Company to bring new and existing products to market more efficiently. While maintaining its quality control standards, Coach has shifted the majority of its manufacturing processes from owned domestic factories to independent manufacturers in lower cost markets. As a result, Coach has increased its flexibility, improved its quality and lowered its costs. In fiscal 2001, Coach’s gross margin increased to 64.5% from 59.9% during fiscal 2000. Coach intends to continue to increase efficiencies in its sourcing, manufacturing and distribution processes by:

•	strengthening the coordination of design, merchandising, product development and manufacturing to streamline product introduction;

•	continue to improve the new product development process and timeline;

•	improving time-to-market capabilities and efficiencies;

•	integrating computer-assisted design into the product design and development processes;

•	establishing product development capabilities to test new materials and new design functionality;

•	expanding its organization to improve East Asian independent manufacturing capabilities. In April 2001, Coach opened a sourcing and quality control office in China;

•	introducing new business systems that use sales information and demographic data to tailor the mix of product offerings at different retail locations to consumer preferences at such locations;

•	shortening product lead times to improve inventory management, and

•	continuing implementation of a comprehensive supply chain management strategy.

      Promote Gift Purchases of its Products. Coach believes that a substantial amount of its U.S. sales are gift purchases because of the Company’s higher sales during the holiday season. Coach intends to further promote the Coach brand as an appealing resource for gift-giving occasions by developing new products well-suited for gift selection, such as coin purses, mirrors, notepad holders and card cases in new styles and designs. In addition, Coach’s marketing communication efforts, including advertising, catalog mailings and outbound e-mails, are timed to reach consumers before important holidays throughout the year.

      For holiday 2001, the Company will be introducing proprietary packaging designed to further enhance the experience of buying or receiving a gift from Coach.

      Capitalize on Growing Interest in e-Commerce. In October 1999 Coach launched its on-line store. Coach’s website meets growing consumer demand for the flexibility and convenience of shopping over the Internet by offering a selective array of its products. Coach views its website, like its catalogs, as a key communications vehicle for the brand that also promotes store traffic.

Coach’s Products

      Handbags. Coach’s original business was the design, manufacture and distribution of fine handbags, which accounted for approximately 57% of its net sales in fiscal 2001. Coach makes quarterly offerings of its handbag collections, featuring classically inspired designs as well as fashion trend designs. Typically, there are three to four collections per quarter and four to seven styles per collection, depending on the concept and opportunity.

      Accessories. Women’s accessories represented approximately 12% of Coach’s net sales in fiscal 2001 and consist of wallets, cosmetic cases, key fobs, belts and hair accessories. The Company recently completed a comprehensive updating in the design of the small leather goods collections to coordinate them with its popular handbag collections. Men’s accessories also represented approximately 7% of Coach’s net sales in fiscal 2001 and consist of belts, leather gift boxes and other small leather goods.

      Business Cases. Business cases represented approximately 6% of Coach’s net sales in fiscal 2001. The Company recently expanded this category to include nylon cases and computer bags.

      Luggage and Travel Accessories. The Coach luggage collection is comprised of cabin bags, duffels, suitcases, garment bags and a comprehensive collection of travel accessories. Luggage and travel accessories represented approximately 4% of Coach’s net sales in fiscal 2001.

      Outerwear, Gloves and Scarves. Primarily a cold weather category, the assortment is approximately 64% women’s and contains a fashion assortment in all three categories. In total, this category represented approximately 3% of Coach’s net sales in fiscal 2001.

      Personal Planning Products. A complement to Coach’s business cases and handbag collections, its personal planning assortment includes folios, planners and desk agendas in a variety of leathers and fabrics. The category represented approximately 2% of Coach’s net sales in fiscal 2001.

      Jewelry. Beginning in November 2001, Coach, in conjunction with Carolee Designs, Inc., will launch its first jewelry collection. The collection consists of pure sterling silver and leather combinations, some with a touch of brass. Select cuff bracelets will also be offered in a variety of colors of genuine crocodile.

      Watches. Movado Group, Inc. has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired by both the women’s and men’s collections. These watches are manufactured in Switzerland and are branded with the Coach name and logo.

      Footwear. Jimlar Corporation became the Company’s footwear licensee in 1999 after a three year relationship in which Coach previously purchased Coach shoes manufactured by Jimlar Corporation for sale. The footwear is developed and manufactured in Italy and is distributed through more than 200 locations in the U.S. including certain Coach stores and U.S. department stores. Approximately 81% of the business is in women’s footwear which coordinates with Coach handbags and employs fine materials including calf and suede.

      Furniture and Home Furnishings. Coach furniture was launched in the Spring of 1999 with Baker Knapp & Tubbs, Inc. as the licensee. The furniture collection is comprised of a range of leather and suede sofas, chairs and benches and includes Coach’s distinctive ebony wood and leather field chairs and ottomans. The collection is sold through Baker Knapp & Tubbs showrooms and select dealers across the U.S. The home furnishings collection was developed for Coach retail stores with an assortment of leather frames, mirrors, boxes, trays and pillows.

      Office/ Home Office. Coach office furniture will launch in the Fall of 2001 with Steelcase as the licensee. Steelcase and Coach will offer consumers high-end furniture products to outfit the home office and executive workplace.

Design and Merchandising

      Coach’s New York-based design team, led by its executive creative director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past 50 years which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products and edit, add and delete styles with the objective of profitable sales across channels. Three product category teams, each comprised of design, merchandising/product development and manufacturing specialists, help Coach execute design concepts that are consistent with the brand’s strategic direction.

      Coach’s merchandising team works in close collaboration with the Company’s licensing partners to ensure that the licensed products, such as watches, footwear and furniture, are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand. While the Company’s licensing partners employ their own designers, Coach oversees the development of their collection concepts and the design of licensed products. Licensed products are also subject to Coach’s quality control standards and it exercises final approval for all new licensed products prior to their sale.

Marketing

      Coach’s marketing strategy is to deliver a consistent message every time the consumer comes in contact with the Coach brand through all of its communications and visual merchandising. The Coach image is created and executed internally by the creative marketing, visual merchandising and public relations teams.

      In the U.S., Coach spent approximately $15 million, or 2% of net sales in fiscal 2001, for national, regional and local advertising, primarily print and outdoor advertising, in support of its major selling seasons. Coach catalogs and coach.com also serve as effective brand communications vehicles, driving store traffic as well as direct to consumer sales. Coach’s co-branding partners, including Lexus, Palm and Motorola, have together spent over $34 million in advertising relating to the Coach brand over the past five years, and through their programs have strengthened its brand cachet. Advertising by the co-branding partners provides important additional exposure of the Coach brand, although the revenues generated from the purchase of Coach products by the co-branding partners are not material to the Coach business. In fiscal 2001 Coach licensees spent an additional $6 million as part of an integrated campaign, in which Coach controls concept, design and execution. In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

      Coach also engages in a wide range of direct marketing activities, including catalogs and brochures, targeted to stimulate sales to consumers in their preferred shopping venue. As part of Coach’s direct marketing strategy, it uses its database consisting of approximately seven million U.S. households. Catalogs are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. In addition, the growing number of visitors to the www.coach.com online store provides an opportunity to increase the size of this database and to communicate with consumers to increase on-line and physical store sales and build brand awareness. Coach’s on-line store, like its catalogs and brochures, provides a showcase environment where consumers can browse through a strategic offering of the Company’s latest styles and colors.

      Coach also has a sophisticated consumer and market research capability, which helps the Company assess consumer attitudes and trends and gauge likelihood of success in the marketplace prior to product introduction.

Channels of Distribution

     Direct Channels

      Coach has four different channels that provide it with immediate, controlled access to consumers: retail stores, factory stores, e-commerce and direct mail. The direct to consumer business represented approximately 64% of Coach’s total sales in fiscal year 2001, with the balance generated through the indirect channels.

      Retail Stores. The company’s retail stores establish, reinforce and capitalize on the image of the Coach brand. Coach operates 121 retail stores in the United States that are located in upscale regional shopping centers and metropolitan areas. It operates eight flagship stores, which offer the broadest assortment of Coach products in high-visibility locations such as New York, Chicago and San Francisco. The following table shows the number of Coach retail stores and their total and average square footage:

	At end of fiscal year

	2001	2000	1999

Retail Stores	121	106	101
Increase vs. prior year	15	5	1
	14.2%	5.0%	1.0%
Retail Square Footage	251,136	209,059	196,494
Increase vs. prior year	42,077	12,565	5,991
	20.1%	6.4%	3.1%
Average Square Footage	2,076	1,972	1,945

Depending on their size and location, the stores present product lines that include handbags, business cases, wallets, footwear, watches, travel and related accessories. As of June 30, 2001 Coach has either remodeled or opened 77 stores to reflect the modern design. These stores represent approximately 80% of retail store sales volume. By June 2002, Coach expects to have remodeled all retail stores to reflect its modern design which creates a distinctive environment that showcases the various products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.

      Factory Stores. Coach’s 68 factory stores serve as an efficient means to sell discontinued and irregular inventory outside the retail channels. These stores operate under the Coach Factory name and are geographically positioned in established centers that are usually greater than 100 miles from major markets. The following table shows the number of Coach factory stores and their total and average square footage:

	At end of fiscal year

	2001	2000	1999

Factory Stores	68	63	62
Increase vs. prior year	5	1	—
	7.9%	1.6%	—
Factory Square Footage	198,924	182,510	175,588
Increase vs. prior year	16,414	6,922	1,960
	9.0%	3.9%	1.1%
Average Square Footage	2,925	2,897	2,832

      Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Prices are discounted from 15% to 50% below full retail prices. Through these factory stores, Coach primarily targets value oriented customers who would not otherwise buy the Coach brand.

      e-Commerce. Coach launched its e-commerce website in early October 1999 in anticipation of the holiday season. Approximately 5.2 million consumers have visited the site through June 30, 2001. Coach believes it is positioned to support strong near-term growth, with a simple, clean user interface and, based upon Coach direct mail expertise, excellent order fulfillment capabilities. Like Coach catalogs and brochures, the on-line store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

      Direct Mail. Coach mailed its first Coach catalog in 1980. In fiscal year 2001, it mailed at least one Coach catalog to 2.5 million strategically selected households, primarily from its database. While direct mail sales comprise a small portion of Coach’s net sales, Coach views its catalogs as a key communications vehicle for the brand that also promotes store traffic. As an integral component of its communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand position. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

Indirect Channels

      Coach began as a wholesaler to department and specialty retail stores. This distribution channel remains very important to its overall consumer reach. The Company has grown its wholesale business by working closely with its customers, both domestic and international, to ensure a clear and consistent product presentation. As part of Coach’s business transformation, selected shop-within-shop locations in major department stores are being renovated to achieve the same modern look and feel of the Coach retail stores. At the end of fiscal 2001, 24 U.S. department stores were renovated to reflect the new modern design.

      International Wholesale. Coach’s international business, which represented approximately 16% of total sales in fiscal 2001, is generated almost entirely through wholesale distributors and authorized retailers. Coach has developed relationships with a select group of distributors who market Coach products through specialty retailers, department stores, travel shopping locations, and freestanding Coach stores in 18 countries. Coach’s current network of international distributors serves markets such as Japan, Australia, the Caribbean, Korea, Hong Kong and Singapore. Coach has created image enhancing environments in these locations to increase brand appeal and stimulate growth. Within the international arena, the primary focus continues to be the Japanese consumer. Coach targets this consumer in Japan and in areas with significant levels of Japanese tourism. The importance of Japanese consumers is illustrated by a comparison of consumption levels: per capita spending on handbags in Japan is substantially greater than in the U.S. Coach’s more significant international wholesale customers include Dickson Concepts, Inc., Duty Free Shops, J. Osawa, Mitsukoshi and Unisia.

      In June 2001, Coach strengthened its Japanese focus by forming CJI. This entity is a joint venture with Sumitomo Corporation and will manage the Coach business in Japan. CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations. On July 31, 2001, CJI acquired PDC, a wholly owned subsidiary of Mitsukoshi. With this acquisition CJI will manage all locations currently operated by Mitsukoshi, who will remain a key retailer for the brand.

      The following table shows the number of international retail stores, international department store locations and other international locations at which Coach products are sold:

	At end of fiscal year

	2001	2000	1999

International Freestanding Stores	20	18	14
International Department Store Locations	131	130	136
Other International Locations	28	26	22

      U.S. Wholesale. Coach’s products are currently sold in the U.S. at approximately 1,400 wholesale locations. This channel represented approximately 13% of total sales in fiscal 2001. Recognizing the continued importance of U.S. department and specialty stores as a distribution channel for premier accessories, Coach is strengthening its longstanding relationships with its key customers through its products and styles and Coach’s renovation program. This channel offers access to Coach customers who prefer shopping at department and specialty stores or who live in geographic areas that are not large enough to support a Coach retail store. The company’s more significant U.S. wholesale customers include Federated (including Macy’s, Bloomingdale’s, Rich’s/ Lazarus, Burdine’s, and Bon Marche), May Co. (including Lord & Taylor, Foley’s, Hecht’s, Kaufman’s, Robinson’s/ May, Famous Barr, Filene’s and Meier & Frank), Dillard’s, Marshall Fields, Saks Inc., El Portal and Nordstrom.

      Business to Business. As part of the indirect channel of distribution, Coach sells some of its products in selected military locations and through corporate incentive and gift-giving programs.

      Licensing. In the Company’s licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships are as follows:

				License
	Licensing	Introduction		Expiration
Category	Partner	Date	Territory	Date

Watches	Movado	Spring ‘98	U.S. and Japan	2006
Footwear	Jimlar	Spring ‘99	U.S	2008
Furniture	Baker	Spring ‘99	U.S. and Canada	2008
Office furniture	Steelcase	Fall ‘01	U.S	2006

Products made under license are, in most cases, sold through all of the channels listed above and, with Coach’s approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, furniture through Baker’s own showrooms, and watches in jewelry stores. These venues provide additional, yet controlled, exposure of the Coach brand. Coach’s licensing partners pay the Company royalties on their sales of Coach branded products. However, such royalties currently comprise less than 1% of Coach revenues and are not material to the Coach business. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

Manufacturing

      Coach has refined its production capabilities in coordination with the repositioning of its brand. By shifting its production from owned domestic facilities to independent manufacturers in lower-cost markets, it can support a broader mix of product types, materials and a seasonal influx of new, more fashion-oriented styles. During fiscal year 2001, approximately 68% of Coach’s sales were generated from products introduced within the fiscal year. At the same time, the Company helps manage total inventory and limit its exposure to excess and obsolete inventory by designating a large number of the new styles as “limited editions” that are planned to be discontinued and replaced with fresh new products.

      Coach has developed a flexible model that meets shifts in marketplace demand and changes in consumer preferences. It uses three main sources to make Coach products: outsourcing with skilled partners, internal manufacturing and production by its licensing partners. All product sources must achieve and maintain Coach’s high quality standards which are an integral part of the Coach identity. The Company monitors compliance with the quality control standards through on-site quality inspections at all Coach-operated or independent manufacturing facilities. One of Coach’s keys to success lies in the rigorous selection of raw materials. Coach has long-standing relationships with purveyors of fine leathers and hardware. As it has shifted a significant portion of its production to external sources, Coach still insists that these same raw materials are used in all of its products, wherever they are made.

      Approximately 87% of Coach’s fiscal year 2001 non-licensed product requirements were supplied by independent manufacturers, measured as a percentage of total units produced. Coach buys independently manufactured products from a variety of countries including China, Costa Rica, Mexico, India, Italy, Spain, Hungary and Turkey. It operates a European Sourcing and Product Development organization based in Florence, Italy which works closely with the New York-based design team. This broad-based multi-country manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. No one vendor provides more than 20% of the Company’s total requirements. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. The Company believes that all of its manufacturing partners are in compliance with Coach integrity standards. Coach currently operates one manufacturing facility in leased premises. In fiscal year 2001, this 66,000 square foot facility in Lares, Puerto Rico produced about 11% of Coach’s requirements.

      As part of the strategy to shift production to independent manufacturers in lower-cost markets, Coach ceased operations at a Company facility, located in Medley, Florida, in October 2000. In fiscal year 2001, this 107,000 square foot facility contributed approximately 2% of production.

Distribution

      In July 1999 Coach consolidated its worldwide warehousing, distribution and repair functions into one location in Jacksonville, Florida. This highly automated, computerized, 560,000 square foot facility uses a bar code scanning warehouse management system. Coach’s distribution center employees use handheld optical scanners to read product bar codes which allows the Company to more accurately process and pack orders, track shipments, manage inventory and generally provide better service to its customers. Coach’s products are primarily shipped via United Parcel Service (“UPS”) and common carriers to Coach retail stores and wholesale customers and via UPS direct to consumers.

      The average order processing time is 2 to 3 days. During Coach’s peak season in the second quarter of fiscal year 2001, the Company shipped approximately 97% of all orders complete. Because of its 20 years of experience shipping orders to individual catalog customers, Coach believes it is well positioned to support the order fulfillment requirements of its growing business, including business generated through the website.

Management Information Systems

      The foundation of Coach’s information systems is its Enterprise Resource Planning (“ERP”) system. Implemented in 1997, this fully integrated system supports all aspects of finance and accounting, procurement, inventory control, sales and store replenishment, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand. The system functions as a central repository for all of Coach’s transactional information, resulting in increased efficiencies and greater inventory control. This system is fully scalable to accommodate rapid growth.

      Complementing its ERP system are several other newly-implemented system solutions, each of which, Coach believes, is well-suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports corporate sales and inventory functions, creating a monthly demand plan and reconciling production/procurement with financial plans. Product fulfillment is facilitated by Coach’s highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach’s catalog and Internet businesses are supported by the Company’s custom direct sales system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. All complementary systems are integrated with the central ERP system.

Trademarks and Patents

      Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. The Company owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Its major trademarks include Coach, Coach and lozenge design and Coach and tag design and it has applications pending for a proprietary “C” signature fabric design. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach’s products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

      Coach’s trademarks in the United States will remain in existence for as long as Coach continues to use and renew them on their expiration date. Coach has no material patents.

Employees

      As of June 30, 2001, Coach employed approximately 2,700 people, approximately 60 of which were covered by collective bargaining agreements. Of the total, approximately 1,400 are engaged in retail selling and administration positions and approximately 900 are engaged in manufacturing, sourcing or distribution functions. The remaining employees are engaged in other aspects of the Coach business. Coach believes that its relations with its employees are good, and it has never encountered a strike or significant work stoppage.

Government Regulation

      Many of Coach’s imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that the company may import into the U.S. and other countries or may impact the cost of such products. Coach has not been restricted by quotas in the operation of its business and customs duties have not comprised a material portion of the total cost of a majority of its products. In addition, Coach is subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign practices, with respect to its product sourcing and international sales operations.

RISK FACTORS

      You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with (1) the Business of Coach and (2) forward-looking information in this document. Please see “Special Note on Forward-Looking Information”.

If Coach is unable to successfully implement its growth strategies or manage its growing business, its future operating results will suffer.

      In fiscal years 1998 and 1999 Coach experienced a decline in sales as compared to prior years of 3.4% and 2.8%, respectively. In fiscal years 1997 through 1999 it also experienced reduced profitability. In response to these declines Coach implemented a number of strategic initiatives to increase demand for its products and Coach recently accelerated these initiatives. The success of each of these initiatives, alone or collectively, will depend on various factors, including the appeal of Coach’s new designs, products and retail presentation to consumers, competitive conditions and domestic and international economic conditions. If Coach is unsuccessful at implementing some or all of its strategies or initiatives, its future operating results may be adversely affected.

      Successful implementation of Coach’s strategies and initiatives will require it to manage its growth. To manage growth effectively, Coach will need to continue to increase its outsourced manufacturing while maintaining strict quality control. Coach will also need to continue to improve its operating systems to respond to any increased demand. It could suffer a loss of consumer goodwill and a decline in sales if its products do not continue to meet its quality control standards or if it is unable to adequately respond to increases in consumer demand for its products.

Coach’s inability to respond to changes in consumer demands and fashion trends in a timely manner could adversely affect its sales.

      Coach’s success depends on its ability to identify, originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Its products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Coach cannot assure that it will be able to continue to develop appealing styles or meet changing consumer demands in the future.

If Coach misjudges the demand for its products it may incur increased costs due to excess inventories.

      If Coach misjudges the market for its products it may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because Coach places orders for products with its manufacturers before it receives wholesale customers’ orders, it could experience higher excess inventories if wholesale customers order fewer products than Coach anticipated.

Competition in the markets in which Coach operates is intense and its competitors may develop products more popular with consumers.

      Coach faces intense competition in the product lines and markets in which it operates. Coach’s products compete with other brands of products within their product category and with private label products sold by retailers, including some of Coach’s wholesale customers. In its wholesale business, Coach competes with numerous manufacturers, importers and distributors of handbags, accessories and other products for the limited space available for the display of these products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which Coach operates, which may increase the number of competitors and adversely affect its competitive position and business. Some of Coach’s competitors have achieved significant recognition for their brand names or have substantially greater financial, distribution, marketing and other resources than it has.

A downturn in the economy may affect consumer purchases of discretionary luxury items which could adversely affect Coach’s sales.

      Many factors affect the level of consumer spending in the handbag and luxury accessories industry, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary luxury items, such as Coach products, tend to decline during recessionary periods when disposable income is lower. A downturn in the economies in which Coach sells its products, such as the economic downturn in Asia during 1997, may adversely affect Coach’s sales.

If Coach loses key management or design personnel or is unable to attract and retain the talent required for its business, its operating results could suffer.

      Coach’s performance depends largely on the efforts and abilities of its senior management and design teams. These executives and employees have substantial experience and expertise in Coach’s business and have made significant contributions to its growth and success. Coach does not have employment agreements with any of its key executives or design personnel. The unexpected loss of services of one or more of these individuals could have an adverse effect on Coach’s business. As the business grows, Coach will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level, sales and other employees. Coach cannot assure you that it will be able to attract and retain personnel as needed in the future.

Coach’s operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of its common stock.

      Because Coach products are frequently given as gifts, Coach has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results. Over the past two fiscal years approximately 35% of Coach’s annual sales and between 61% and 73% of its operating income were recognized in the second fiscal quarter, which includes the holiday months of November and December. In anticipation of increased sales activity during the second quarter, Coach incurs significant additional expenses. If, for any reason, Coach miscalculates the demand for its products during November and December, it could have significant excess inventory, which would have an adverse effect on its financial performance. In addition, because a substantial portion of Coach’s operating income is derived from second quarter sales, a significant shortfall in expected second quarter sales could have an adverse impact on the annual operating results. Coach has sometimes experienced and may continue to experience net losses in any or all of its first, third or fourth fiscal quarters.

      Coach’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things:

•	the timing of new store openings;

•	net sales and profits contributed by new stores;

•	increases or decreases in comparable store sales;

•	shifts in the timing of holidays;

•	changes in its merchandise mix; and

•	the timing of new catalog releases and new product introductions.

      As a result of these seasonal and quarterly fluctuations, Coach believes that comparisons of its sales and operating results between different quarters within a single fiscal year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of its future performance. Any seasonal or quarterly fluctuations that Coach reports in the future may not match the expectations of market analysts and investors. This could cause the trading price of Coach’s common stock to fluctuate significantly.

Coach’s gross profit may decrease if it becomes unable to obtain its products from, or sell its products in other countries due to adverse international events that are beyond its control.

      In order to lower its sourcing costs and increase its gross profit, Coach has shifted its production to independent non-U.S. manufacturers in lower-cost markets. Coach’s international manufacturers are subject to many risks, including foreign governmental regulations, political unrest, disruptions or delays in shipments, changes in local economic conditions and trade issues. These factors, among others, could influence the ability of these independent manufacturers to make or export Coach products cost-effectively or at all or to procure some of the materials used in these products. The violation of labor or other laws by any of Coach’s independent manufacturers, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical by Coach or others in the U.S., could damage Coach’s reputation and force it to locate alternative manufacturing sources. Currency exchange rate fluctuations could also make raw materials more expensive for these independent manufacturers, and they could pass these increased costs along to Coach, resulting in higher costs and decreased margins for its products. If any of these factors were to render a particular country undesirable or impractical as a source of supply, there could be an adverse effect on Coach’s business, including its gross profit.

      Coach’s failure to continue and increase sales of its products in international markets could adversely affect its gross profit. International sales are subject to many risks, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments to other nations and changes in local economic conditions. These factors, among others, could influence Coach’s ability to sell products successfully in international markets. Coach generally purchases raw materials and products from international manufacturers in U.S. dollars and sells these products in the U.S. and to its international wholesale customers in U.S. dollars. However, Coach’s international wholesale customers sell Coach products in the relevant local currencies, and currency exchange rate fluctuations could adversely affect the retail prices of the products and result in decreased international consumer demand.

Coach’s trademark and other proprietary rights could potentially conflict with the rights of others and it may be inhibited from selling some of its products. If Coach is unable to protect its trademarks and other proprietary rights, others may sell imitation brand products.

      Coach believes that its registered and common law trademarks and design patents are important to its ability to create and sustain demand for Coach products. Coach cannot assure you that it will not encounter trademark, patent or trade dress disputes in the future as it expands its product line and the geographic scope of its marketing. Coach also cannot assure that the actions taken by it to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products or infringement of its trademarks and proprietary rights by others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S. and it may be more difficult for Coach to successfully challenge the use of its proprietary rights by other parties in these countries.

Provisions in Coach’s charter and bylaws and Maryland law may delay or prevent an acquisition of Coach by a third party.

      Coach’s charter and bylaws and Maryland law contain provisions that could make it harder for a third party to acquire Coach without the consent of Coach’s Board of Directors. Coach’s charter permits its Board of Directors, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that Coach has the authority to issue. In addition, Coach’s Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although Coach’s Board of Directors has no intention to do so at the present time, it could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for Coach’s common stock or otherwise be in the best interest of Coach’s stockholders.

      On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock.

      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. The

Company is currently aware of two institutional shareholders whose common stock holdings exceed the 10% threshold established by the rights plan. Each of these holders has been given permission to increase its ownership in the company to a maximum of 15%, subject to certain exceptions, before triggering the provision of the rights plan.

      Coach’s bylaws can only be amended by Coach’s Board of Directors. Coach’s bylaws also provide that nominations of persons for election to Coach’s Board of Directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by Coach’s Board of Directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of Coach’s bylaws. Also, under Maryland law, business combinations, including issuances of equity securities, between Coach and any person who beneficially owns 10% or more of Coach’s common stock or an affiliate of such person are prohibited for a five-year period unless exempted in accordance with the statute. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless some conditions are met or the business combination is exempted by Coach’s Board of Directors. Coach’s Board has exempted any business combination with us or any of our affiliates from the five-year prohibition and the super-majority vote requirements.

      These and other provisions of Maryland law or Coach’s charter and bylaws could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for Coach’s common stock or otherwise be in the best interest of Coach’s stockholders.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

      This document and the documents incorporated by reference in this document contain forward-looking statements that involve risks and uncertainties. We use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements.

      Coach’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coach, Inc.”. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the forward-looking statements contained in this Form 10-K. Other unknown or unpredictable factors also could be materially harmful to Coach’s future results, including the following:

•	the financial impact of our decision to dispose of certain non-core businesses;

•	our ability to achieve forecasted savings, as well as improvements in productivity and efficiency from our business reshaping;

•	fluctuations in the cost or availability of raw materials;

•	fluctuations in foreign currency exchange ratios

•	competitive activity, including advertising, promotional and price competition;

•	market risk involved in new product introductions;

•	the ability to anticipate the tastes and demands of its consumers;

•	liability resulting from litigation;

•	changes in tax and other laws;

•	speculation about Coach’s or our business in the press or investment community;

•	changes in Coach’s sales or earnings estimates or the publication of research reports by analysts; and

•	a downturn in the economy generally.

Item 2.     Properties

      The following table sets forth the location, use and size of Coach’s manufacturing, distribution and corporate facilities as of June 30, 2001, all of which are leased. The leases expire at various times through 2015, subject to renewal options.

		Approximate
Location	Use	Square Footage

Jacksonville, Florida	Distribution and Customer Service	560,000
516 West 34th Street, New York	Corporate	140,000
Carlstadt, New Jersey	Corporate and Product Development	93,000
Lares, Puerto Rico	Manufacturing	66,000
Florence, Italy	Product Development	16,000
Shenzhen, Peoples Republic of China	Quality Control	1,600

Coach also occupies 121 retail and 68 factory leased retail stores located in the United States and 2 retail locations in the United Kingdom. Coach considers these properties to be in good condition generally and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

Item 3.     Legal Proceedings

      Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business. In the ordinary course of business, the Company is involved in the policing of its intellectual property rights. As part of its policing program, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforcability of certain of Coach’s intellectual properties. Coach believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Coach business or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Executive Officers and Directors

      The following table sets forth information regarding each of Coach’s executive officers and directors serving as of June 30, 2001:

Name	Age	Position(s)(1)

Lew Frankfort	55	Chairman, Chief Executive Officer and Director
Keith Monda	55	Executive Vice President, Chief Operating Officer and Director
David DeMattei	45	President, Retail Division
Reed Krakoff	37	President, Executive Creative Director
Richard Randall	63	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Carole Sadler	42	Senior Vice President, General Counsel and Secretary
Felice Schulaner	41	Senior Vice President, Human Resources
Joseph Ellis(2)(3)	59	Director
Paul Fulton(2)(3)	67	Director
Gary Grom(3)	54	Director
Irene Miller(3)	49	Director
Michael Murphy(2)(3)	64	Director

(1)	Coach’s executive officers serve indefinite terms and may be appointed and removed by Coach’s board of directors at any time. Coach’s directors are elected at the annual stockholders meeting and serve terms of one year.

(2)	Member of the audit committee.

(3)	Member of the compensation and employee benefits committee.

      Lew Frankfort has been involved with the Coach business in excess of 20 years. He has served as Chairman and Chief Executive Officer of Coach since November 1995. He has served as a member of Coach’s board of directors since June 1, 2000, the date of incorporation. Mr. Frankfort served as Senior Vice President of Sara Lee from January 1994 to October 2000. Mr. Frankfort was appointed President and Chief Executive Officer of the Sara Lee Champion, Intimates & Accessories group in January 1994, and held this position through November 1995. From September 1991 through January 1994, Mr. Frankfort held the positions of Executive Vice President, Sara Lee Personal Products and Chief Executive Officer of Sara Lee Accessories. Mr. Frankfort was appointed President of Coach in July 1985, after Sara Lee acquired Coach, and held this position through September 1991. Mr. Frankfort joined Coach in 1979 as Vice President of New Business Development. Prior to joining Coach, Mr. Frankfort held various New York City government management positions and served as Commissioner, New York City Agency for Child Development. Mr. Frankfort holds a Bachelor of Arts degree from Hunter College and an MBA in Marketing from Columbia University.

      Keith Monda was appointed Executive Vice President and Chief Operating Officer of Coach in June 1998. He has served as a member of Coach’s board of directors since June 1, 2000, the date of incorporation. Prior to joining Coach, Mr. Monda served as Senior Vice President, Finance & Administration and Chief Financial Officer of Timberland Company from December 1993 until May 1996, and was promoted to, and held the position of, Senior Vice President, Operations from May 1996 until January 1998. From May 1990 to

December 1993, Mr. Monda served as Executive Vice President, Finance and Administration of J. Crew. Mr. Monda holds Bachelor of Science and Master of Arts degrees from Ohio State University.

      David DeMattei joined Coach as President, Retail Division in July 1998. From June 1995 to April 1998, Mr. DeMattei served as Retail President of J. Crew, and from January 1994 to January 1995 he served as Chief Financial Officer of the Nature Company, a division of CML Group. From January 1993 to January 1994, he served as President of Banana Republic Retail Stores. From January 1983 through January 1993, Mr. DeMattei held various positions at Gap, Inc., including Chief Financial Officer. Mr. DeMattei holds a Bachelor of Science degree in Business Administration from the University of San Francisco.

      Reed Krakoff was appointed President, Executive Creative Director in September 1999 after joining Coach as Senior Vice President and Executive Creative Director in December 1996. Prior to joining Coach, Mr. Krakoff served as Senior Vice President, Marketing, Design & Communications from January 1993 until December 1996, and as Head Designer, Sportswear from April 1992 until January 1993 at Tommy Hilfiger USA, Inc. From July 1988 through April 1992, Mr. Krakoff served as a Senior Designer in Design and Merchandising for Polo/ Ralph Lauren. Mr. Krakoff holds an A.A.S. degree in Fashion Design from Parsons School of Design and a Bachelor of Arts degree in Economics and Art History from Tufts University.

      Richard Randall joined Coach as Senior Vice President and Chief Financial Officer in May 2000. Mr. Randall previously served as Senior Vice President and Chief Financial Officer of Lillian Vernon Corporation from September 1998 through April 2000. From October 1997 through March 1998, Mr. Randall served as Executive Vice President of Mondo, Inc. From 1979 through 1997, Mr. Randall served as Chief Financial Officer at Salant Corporation, Heron Communications, Chappell Music Publishers and Warner Cosmetics. Mr. Randall is a Certified Public Accountant and holds a Bachelor of Business Administration degree in accounting from City College of New York. Mr. Randall is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. In December 1998, fifteen months after his departure from Salant Corporation, Salant Corporation commenced bankruptcy proceedings which concluded in April 1999.

      Carole Sadler has served as Senior Vice President, General Counsel and Secretary since May 2000. She joined Coach as Vice President, Chief Counsel in March 1997. From April 1991 until February 1997, Ms. Sadler was Vice President and Associate General Counsel of Saks Fifth Avenue. From September 1984 until March 1991, Ms. Sadler practiced law as a litigation associate in New York City, most recently at the firm of White & Case, and prior to that at Paskus Gordon & Mandel and Mound Cotton & Wollan. Ms. Sadler holds a Juris Doctor degree from American University, Washington College of Law, and a Bachelor of Arts degree, cum laude, in American Studies from Smith College.

      Felice Schulaner joined Coach as Senior Vice President, Human Resources in January 2000. Prior to joining Coach, Ms. Schulaner served as Senior Vice President, Human Resources of Optimark Technologies from February 1999 through December 1999 and as Senior Vice President, Human Resources of Salant Corporation from July 1997 through February 1999. Ms. Schulaner was Vice President, Worldwide Recruitment & Selection at American Express from July 1996 until June 1997. From 1990 through 1996, she served in various other human resources positions at American Express, including Vice President, Human Resources Reengineering, and, from 1986 until 1990, Ms. Schulaner held human resources positions at Macy’s Northeast in New York City. Ms. Schulaner holds a Bachelor of Arts degree from New College of the University of South Florida. In December 1998, Salant Corporation commenced bankruptcy proceedings which concluded in April 1999.

      Joseph Ellis was elected to Coach’s Board of Directors on September 12, 2000. Mr. Ellis has served as a Limited Partner of Goldman, Sachs & Co. since 1994, and served as a General Partner from 1986 to 1994. Mr. Ellis served as senior retail-industry analyst from 1970 through 1994. Before joining Goldman Sachs in 1970, Mr. Ellis was Vice President and Investment Analyst with The Bank of New York. Mr. Ellis also serves as a director of The New York State Nature Conservancy, the National Retail Federation and Waterworks, Inc. He is a member of the Steering Committee of the Center for Environmental Research and Conservation of Columbia University and a trustee of CARE. Mr. Ellis holds a Bachelor of Arts degree from Columbia University.

      Paul Fulton was elected to Coach’s Board of Directors on September 12, 2000. Mr. Fulton serves as Chairman of the Board of Bassett Furniture Industries, Inc. and has served as its Chief Executive Officer and director from 1997 to 2000. From 1994 until 1997, he was Dean of The Kenan-Flagler Business School, The University of North Carolina at Chapel Hill. From 1981 to 1993, Mr. Fulton held various positions at Sara Lee, including President of Sara Lee and Executive Vice President of the Hanes Group. Mr. Fulton also serves as a director for Bank of America Corporation, Cata Corporation, Sonoco Products, Inc., and Lowe’s Companies, Inc. Mr. Fulton holds a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill.

      Gary Grom has served as Senior Vice President of Human Resources at Sara Lee since July 1992. He has served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. From June 1985 until June 1992, Mr. Grom held various human resource positions at Sara Lee, including Senior Vice President of Sara Lee Packaged Meats and Executive Director of Compensation, Benefits and Manpower Planning. Mr. Grom holds a Bachelor of Science degree in Business Administration from the University of Wisconsin — LaCrosse.

      Irene Miller was elected to Coach’s Board of Directors in May 2001. Ms. Miller is Chief Executive Officer of Akim, Inc., an investment management and consulting firm and, until June 1997, was Vice Chairman and Chief Financial Officer of Barnes and Noble, Inc., the world’s largest bookseller. She joined Barnes & Noble in 1991, became Chief Financial Officer in 1993 and Vice Chairman in1995. From 1986 to 1990 Ms. Miller was an investment banker at Morgan Stanley & Co. Incorporated, serving as Principal in her last position. Ms. Miller also serves as a director on the Boards of Barnes & Noble, Inc., Oakley, Inc., Inditex, S.A. and The Body Shop International PLC. Ms. Miller holds an M.S. from Cornell University and a B.S. from the University of Toronto.

      Michael Murphy was elected to Coach’s Board of Directors on September 12, 2000. From 1994 to 1997, Mr. Murphy served as Vice Chairman and Chief Administrative Officer of Sara Lee. Mr. Murphy also served as a director of Sara Lee from 1979 through October 1997. Mr. Murphy joined Sara Lee in 1979 as Executive Vice President and Chief Financial and Administrative Officer and, from 1993 until 1994, also served as Vice Chairman. Mr. Murphy is also a director of Bassett Furniture Industries, Inc., Civic Federation, Big Shoulders Fund, Chicago Cultural Center Foundation, Chicago’s Lyric Opera, GATX Corporation and Payless ShoeSource, Inc. He is also a member of the Board of Trustees of Northern Funds (a family of mutual funds). Mr. Murphy holds a Bachelor of Science degree in Business Administration from Boston College and an MBA degree in finance from the Harvard Business School.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Refer to the information regarding the market for the Company’s Common Stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included herein and the information under “Stock-Based Compensation” in Note 9 to the Consolidated Financial Statements included herein.

Item 6.     Selected Financial Data (in thousands except for per share data)

      The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 2001 have been derived from the Company’s audited Consolidated Financial Statements with exception of fiscal 1997 data which is unaudited. The financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended

	June 30,	July 1,	July 3,	June 27,	June 28,
	2001	2000	1999	1998	1997

Consolidated Statements of Income:(1)
Net sales	$616,079	$548,918	$507,781	$522,220	$540,366
Cost of sales	218,507	220,085	226,190	235,512	227,086

Gross profit	397,572	328,833	281,591	286,708	313,280
Selling, general and administrative expenses	291,315	272,816	255,008	261,695	269,011

Operating income before reorganization costs	106,257	56,017	26,583	25,013	44,269
Reorganization costs (2)	4,569	—	7,108	—	—

Operating income	101,688	56,017	19,475	25,013	44,269
Net interest expense	2,258	387	414	236	492
Minority interest	—	—	—	(66)	95

Income before provision for income taxes	99,430	55,630	19,061	24,843	43,682
Provision for income taxes	35,400	17,027	2,346	4,180	11,645

Net income	$64,030	$38,603	$16,715	$20,663	$32,037

Net income per share
Basic	$1.56(3)	$1.10(5)	$0.48(6)	$0.59	$0.91

Diluted	$1.52(4)	$1.10(5)	$0.48(6)	$0.59	$0.91

Shares used in computing net income per share(7)
Basic	40,930	35,026	35,026	35,026	35,026

Diluted	42,156	35,026	35,026	35,026	35,026

Consolidated Percentage of Net Sales Data:
Gross margin	64.5%	59.9%	55.4%	54.9%	58.0%
Selling, general and administrative expenses	47.3%	49.7%	50.2%	50.1%	49.8%
Operating income before reorganization costs	17.2%	10.2%	5.2%	4.8%	8.2%
Operating income	16.5%	10.2%	3.8%	4.8%	8.2%
Net income	10.4%	7.0%	3.3%	4.0%	5.9%

	Fiscal Year Ended

	June 30,	July 1,	July 3,	June 27,	June 28,
	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:
Working capital	$47,119	$54,089	$51,685	$95,554	$65,709
Total assets	258,711	296,653	282,088	257,710	252,929
Inventory	105,162	102,097	101,395	132,400	102,209
Receivable from Sara Lee	—	63,783	54,150	—	—
Payable to Sara Lee	—	—	—	11,088	8,300
Long term debt	3,690	3,775	3,810	3,845	3,845
Stockholders’ equity	148,314	212,808	203,162	186,859	165,361

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal year 1999 was a 53-week year, while fiscal years 1997, 1998, 2000 and 2001 were 52 week years.

(2)	During 1999, Coach committed to and completed a reorganization plan involving the closure of its Carlstadt, New Jersey warehouse and distribution center, the closure of its Italian manufacturing operation, and the reorganization of its Medley, Florida manufacturing facility. During 2001, Coach committed to and completed a reorganization plan involving the complete closure of its Medley, Florida manufacturing operation. These actions were intended to reduce costs, resulted in the transfer of production to lower cost third-party manufacturers and consolidation of all of its distribution functions at the Jacksonville, Florida distribution center.

(3)	$1.54 per share after adding back the impact of the reorganization charge and if the common share sold in the October 2000 initial public offering had been outstanding for the entire year.

(4)	$1.50 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding for the entire year.

(5)	$0.89 per share if the common shares sold in the October 2000 initial public offering had been outstanding for the prior periods.

(6)	$0.38 per share if the common shares sold in the October 2000 initial public offering had been outstanding for the prior periods.

(7)	The stock dividend issued in October 2000 was retroactively applied to all prior periods.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.

Overview

      Coach was founded in 1941 and was acquired by the Sara Lee Corporation (“Sara Lee”) in July 1985. In October 2000, Coach was listed on the New York Stock Exchange and sold 8.5 million shares of stock in an initial public offering. In April 2001, Sara Lee ended its ownership with a distribution of its remaining shares in Coach via an exchange offer. That exchange offer allowed Sara Lee stockholders to exchange Sara Lee common stock and options for Coach common shares and options.

      Coach is a designer, producer and marketer of high-quality, modern American classic accessories. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, luggage and travel accessories, personal planning products, leather outerwear, gloves and scarves.

      Coach generates revenue by selling its products directly to consumers and indirectly through wholesale customers and by licensing its brand name to select manufacturers. Direct to consumer sales consist of sales of Coach products through its 121 Company-operated U.S. retail stores, its direct mail catalogs, its e-commerce website and its 68 Company-operated U.S. factory stores. Indirect sales consist of sales of Coach products to approximately 1,400 department store and specialty retailer locations in the U.S., and approximately 175 international department store, retail store and duty free shop locations in 18 countries. In the U.S. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive rewards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select manufacturers for the sale of Coach branded watches, footwear and furniture.

      Coach’s cost of sales consists of the costs associated with manufacturing its products. Coach’s gross profit is dependent upon a variety of factors and may fluctuate from quarter to quarter. These factors include changes in the mix of products it sells, fluctuations in cost of materials and changes in the relative sales mix among its distribution channels. Direct to consumer sales generally generate higher gross margins than indirect sales, because Coach earns both the wholesale margin and the retail margin on these sales. International sales generate higher gross margins than U.S. wholesale sales because international retail prices are generally higher.

      Selling, general and administrative expenses are comprised of four categories of expenses: selling; advertising, marketing and design; distribution and customer service; and administration and information services. Selling expenses are comprised of store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation, international wholesale account rebates and mail order costs. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs as well as public relations and market research expenses. Distribution and customer services expenses are comprised of warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administration and information services expenses are comprised of compensation costs for the information systems, executive, finance, human resources and legal departments as well as consulting and software expenses. Selling, general and administrative expenses are affected by the number of stores Coach operates in any fiscal period and the relative proportions of retail and wholesale sales. Selling, general and administrative expenses increase as Coach operates more stores, although an increase in the number of stores generally enables it to spread the fixed portion of its selling, general and administrative expenses over a larger sales base.

      As part of the transformation of Coach’s business, Coach consolidated its distribution operations into its Jacksonville, Florida distribution facility in fiscal year 1999 to reduce costs and provide capacity for future unit growth. In addition, Coach significantly reduced manufacturing operations in its Carlstadt, New Jersey facility and transferred production to lower cost independent manufacturers, primarily outside the U.S. Coach continues to manufacture prototypes at the Carlstadt facility. The total cost of the reorganization of Coach’s distribution and manufacturing operations in fiscal year 1999 was $7.1 million, comprised of $5.7 million associated with the Carlstadt shutdown, $1.1 million associated with manufacturing reductions in Medley, Florida and $0.3 million associated with manufacturing reductions in Florence, Italy.

      In the first quarter of fiscal year 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. The total cost of the reorganization of Medley in fiscal 2001 was $4.6 million, comprised of $3.1 million for worker separation costs, $0.8 million for lease termination costs, and $0.6 million for the write down of long-lived assets to their net realizable values.

      Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal year 1999 consisted of 53 weeks and fiscal years 2000 and 2001 each consisted of 52 weeks.

Results of Operations

      The following is a discussion of the results of operations for fiscal 2001 compared to fiscal 2000, and fiscal 2000 compared to fiscal 1999 along with a discussion of the changes in financial condition during fiscal 2001.

      This Management’s Discussion and Analysis should be read in conjunction with Coach’s Consolidated Financial Statements and accompanying footnotes thereto.

      Net sales by business segment for fiscal 2001 compared to fiscal 2000 and fiscal 1999 are as follows:

	Fiscal Year Ended					Percentage of Total Net Sales

	June 30,	July 1,	July 3,			June 30,	July 1,	July 3,
	2001	2000	1999	Rate of Increase		2001	2000	1999

	(dollars in millions)			(2001 v. 2000)	(2000 v. 1999)
Direct	$391.8	$352.0	$336.5	11.3%	4.6%	63.6%	64.1%	66.3%
Indirect	224.3	196.9	171.3	13.9	15.0	36.4	35.9	33.7

Total net sales	$616.1	$548.9	$507.8	12.2%	8.1%	100.0%	100.0%	100.0%

      Consolidated statements of income for fiscal 2001 compared to fiscal 2000 and fiscal 1999 are as follows:

	Fiscal Year Ended

	June 30, 2001		July 1, 2000		July 3, 1999

	$	% of net sales	$	% of net sales	$	% of net sales

	(dollars in millions, except for earnings per share)
Net sales	$613.9	99.6%	$547.1	99.7%	$507.0	99.8%
Licensing revenue	2.2	0.4	1.8	0.3	0.8	0.2

Total net sales	616.1	100.0	548.9	100.0	507.8	100.0
Cost of sales	218.5	35.5	220.1	40.1	226.2	44.6

Gross profit	397.6	64.5	328.8	59.9	281.6	55.4
Selling, general and administrative expenses	291.3	47.3	272.8	49.7	255.0	50.2

Operating income before reorganization costs	106.3	17.2	56.0	10.2	26.6	5.2
Reorganization costs	4.6	0.7	—	—	7.1	1.4

Operating income	101.7	16.5	56.0	10.2	19.5	3.8
Net interest expense	2.3	0.4	0.4	0.1	0.4	—

Income before provision for income taxes	99.4	16.1	55.6	10.1	19.1	3.8
Provision for income taxes	35.4	5.7	17.0	3.1	2.4	0.5

Net income	$64.0	10.4%	$38.6	7.0%	$16.7	3.3%

	Fiscal Year Ended

	June 30, 2001		July 1, 2000		July 3, 1999

Net income per share:
Basic	$1.56	(1)	$1.10	(3)	$0.48	(4)
Diluted	$1.52	(2)	$1.10	(3)	$0.48	(4)
Weighted-average number of common shares:
Basic	40,930		35,026		35,026
Diluted	42,156		35,026		35,026

(1)	$1.54 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding for the entire year.

(2)	$1.50 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding for the entire year.

(3)	$0.89 per share if the common shares sold in the October 2000 initial public offering had been outstanding for the prior periods.

(4)	$0.38 per share if the common shares sold in the October 2000 initial public offering had been outstanding for the prior periods.

     Fiscal 2001 Compared to Fiscal 2000

      Net Sales

      Net sales increased by 12.2% to $616.1 million in fiscal 2001 from $548.9 million in fiscal 2000. These results reflect increased volume in both the direct to consumer and indirect channels.

      Direct. Net sales increased 11.3% to $391.8 million in fiscal 2001 from $352.0 million in fiscal 2000. The increase was primarily due to new store openings, store renovations, store expansions and comparable stores sales growth. Comparable store sales growth for retail stores and factory stores open for one full year was 2.1% and 4.3%, respectively. Since the end of fiscal 2000, Coach has opened 15 new retail stores and five new factory stores. In addition, 28 retail stores and five factory stores were remodeled, while three retail stores and one factory store were expanded. No stores were closed during fiscal 2001.

      Indirect. Net sales attributable to United States and international wholesale shipments increased 13.9% to $224.3 million in fiscal 2001 from $196.9 million in fiscal 2000. The increase was primarily due to strong gains in the international wholesale channel, highlighted by continued double-digit increases in comparable location sales to Japanese consumers worldwide and increased demand for new products. Licensing revenue increased 23.6% to $2.2 million in fiscal 2001 from $1.8 million in fiscal 2000 due primarily to expanded distribution of licensed footwear product.

      Gross Profit

      Gross profit increased 20.9% to $397.6 million in fiscal 2001 from $328.8 million in fiscal 2000. Gross margin increased approximately 460 basis points to 64.5% in fiscal 2001 from 59.9% in fiscal 2000. This improvement was driven by a shift in product mix, reflecting the continued diversification into non-leather fabrications with new and successful mixed-material collections. In addition, gross margin benefited from the continuing impact of sourcing cost reductions as well as channel mix, as the international channel continued to expand as a percentage of sales.

      The following chart illustrates the gross margin performance we have experienced over the last eight quarters:

	Fiscal Year Ended June 30, 2001
							Total
	Q1	Q2	1st Half	Q3	Q4	2nd Half	Year

	(unaudited)
Gross Margin	63.2%	65.4%	64.5%	65.3%	63.8%	64.5%	64.5%

	Fiscal Year Ended July 1, 2000
							Tota1
	Q1	Q2	1st Half	Q3	Q4	2nd Half	Year

	(unaudited)
Gross Margin	53.6%	62.1%	58.9%	61.0%	61.5%	61.3%	59.9%

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 6.8% to $291.3 million in fiscal 2001 from $272.8 million in fiscal 2000. Selling, general and administrative expenses decreased to 47.3% as a percentage of net sales versus 49.7% in fiscal 2000.

      Selling expenses increased by 14.8% to $178.3 million, or 28.9% of net sales, in fiscal 2001 from $155.4 million, or 28.3% of net sales, in fiscal 2000. The dollar increase in these expenses was primarily due to

$16.3 million of operating costs associated with new retail and factory stores; increased variable costs for comparable store sales; store remodels; costs to support the additional stores; and store sales promotions to enhance sales. The remaining selling expense increase was caused primarily by volume-related costs in our indirect sales channels.

      Advertising, marketing, and design expenses increased by 4.0% to $52.2 million, or 8.5% of net sales, in fiscal 2001 from $50.2 million, or 9.1% of net sales, in fiscal 2000. The dollar increase in these expenses was primarily due to increased staffing expenses of $1.0 million and increased advertising expenses of $0.6 million.

      Distribution and customer service expenses increased slightly to $25.8 million, or 4.2% of net sales, in fiscal 2001 from $25.3 million, or 4.6% of net sales, in fiscal 2000. The dollar increase in these expenses was due to higher sales volumes, partially offset by efficiency gains at our distribution and customer service facility.

      Administrative expenses decreased to $35.0 million, or 5.7% of net sales, in fiscal 2001 from $41.9 million, or 7.6% of net sales, in fiscal 2000. The decrease in these expenses was due to lower fringe benefit costs and lower performance based compensation expenses, partially offset by higher occupancy costs associated with the lease renewal of our New York City corporate headquarters location and incremental expenses incurred to support new corporate governance activities relating to the Company becoming publicly owned.

      Reorganization Costs

      In the first fiscal quarter of 2001 management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach achieved cost savings of $2.7 million in fiscal 2001 and expects $4.5 million in annual savings in future years from these actions. Coach recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. In the second half of fiscal year 2001, this charge was reduced to $4.6 million. This was due primarily to the complete disposition of the fixed assets, in which the proceeds exceeded original estimates by management. This reorganization cost includes $3.1 million for worker separation costs, $0.8 million for lease termination costs and $0.6 million for the write down of long-lived assets to net realizable value. By June 30, 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed.

      Operating Income

      Operating income increased 81.5% to $101.7 million from $56.0 million in fiscal 2000. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Before the impact of reorganization costs, operating income increased 89.7% to $106.3 million, or 17.2% of net sales, in fiscal 2001 from $56.0 million, or 10.2% of net sales, in fiscal 2000.

      Interest Expense

      Net interest expense increased 483% to $2.3 million, or 0.4% of net sales, in fiscal 2001 from $0.4 million or 0.1% of net sales, in fiscal 2000. The increase was due to interest expense on the note payable to an affiliate of Sara Lee that Coach assumed in October 2000 as part of the initial public offering and interest expense on borrowings on its new Fleet National Bank facility (“Fleet” facility), which replaced the facility previously provided by Sara Lee. There was no interest expense incurred on the facility provided by Sara Lee in the prior year.

      Income Taxes

      The effective tax rate increased to 35.6% in fiscal 2001 from 30.6% in fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to Company-owned offshore manufacturing, which is taxed at lower rates.

      Net Income

      Net income increased 65.9% to $64.0 million from $38.6 million in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for income taxes and increased interest expense. Before the impact of reorganization costs, net of related tax effect, net income increased 73.5% to $67.0 million, or 10.9% of net sales, in fiscal 2001 from $38.6 million, or 7.0% of net sales, in fiscal 2000.

      Earnings Per Share

      Diluted net income per share was $1.52 in fiscal 2001. This reflects a weighted average of the shares outstanding before and after the public offering of common stock in October 2000. If the common shares sold in the October 2000 initial public offering had been outstanding for the entire year, net income before the impact of reorganization costs per diluted share would have been $1.50. Prior year diluted net income per share was $1.10 since only the shares owned by Sara Lee are used in the calculation. Comparable net earnings per share in fiscal 2000 would have been $0.89 if the common shares sold in the October 2000 public offering had been outstanding for the prior period.

     Fiscal 2000 Compared to Fiscal 1999

      Net Sales

      Net sales increased by 8.1% to $548.9 million in fiscal 2000 from $507.8 million during fiscal 1999. These results reflect increased volume in the indirect channels and, to a lesser extent, in the direct channel.

      Direct. Net sales increased 4.6% to $352.0 million in fiscal 2000 from $336.5 million during fiscal 1999. This sales growth was primarily attributable to comparable store sales growth of 7.5% and the opening of eight new retail stores and two new factory stores. Comparable store sales growth for retail stores and factory stores open for one full year was 11.7% and 3.4%, respectively. Coach renovated 23 retail stores during fiscal 2000, which generated incremental sales growth after their renovation. This growth was partially offset by a $7.3 million reduction of warehouse sales events and employee sales, the closing of three retail stores and one factory store and the temporary closure of some stores for renovations.

      Indirect. Net sales increased 14.9% to $196.9 million in fiscal 2000 from $171.3 million during fiscal 1999. This increase resulted from increased demand for Coach’s new product assortments and the economic recovery in Asia. Licensing revenue increased 138% to $1.8 million in fiscal 2000. This increase reflects the full-year impact of the Coach footwear licensing arrangement and the introduction of the furniture licensing arrangement in the Spring of 1999.

      Gross Profit

      Gross profit increased 16.8% to $328.8 million in fiscal 2000 from $281.6 million in fiscal 1999. Gross margin increased to 59.9% in fiscal 2000 from 55.4% in fiscal 1999. This increase in gross margin was primarily due to manufacturing and sourcing-cost reductions realized during fiscal 2000 from Coach’s reorganization that commenced in 1999, as well as increased sales at Coach’s retail stores and increased shipments to international distributors. In fiscal 2000, approximately 74% of Coach’s total units produced were manufactured by independent manufacturers, compared to approximately 48% in fiscal 1999. Gross profit also increased as a result of the reduction of warehouse sales events and the reduction in employee sales, which have lower gross margins.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 7.0% to $272.8 million in fiscal 2000 from $255.0 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses were 49.7%, compared to 50.2% in fiscal 1999. Selling, general and administrative expenses in fiscal 2000 increased in dollars but decreased as a percentage of net sales.

      Selling expenses increased by $3.3 million in fiscal 2000 primarily because of $2.5 million in operating costs associated with eight new retail stores, two new factory stores and six store expansions.

      Advertising, marketing and design costs increased by $6.5 million in fiscal 2000 primarily as a result of increased advertising expenses of $3.2 million and increased staffing expenses of $2.2 million.

      Distribution and customer service costs declined by $1.4 million, reflecting the first full year impact of the consolidation of all of Coach’s distribution operations into its Jacksonville, Florida facility.

      Administrative expenses increased by $9.3 million in fiscal 2000. The increase in administrative expenses was the result of $11.3 million of incremental performance-based compensation versus fiscal 1999 due to improvements in operating income. Performance-based compensation is calculated utilizing preset financial targets. The compensation increase was partially offset by a $2.0 million reduction in salaries and consulting fees.

      Operating Income

      Operating income increased 187.2% to $56.0 million in fiscal 2000 from $19.5 million in fiscal 1999. Before the impact of reorganization costs in fiscal 1999, operating income increased 110.5% to $56.0 million in fiscal 2000 from $26.6 million in fiscal 1999. This increase resulted from the overall increase in sales and improved gross margin in fiscal 2000, which was partially offset by an increase in selling, general and administrative expenses.

      Income Taxes

      Coach’s effective tax rate increased to 30.6% in fiscal 2000 from 12.3% during fiscal 1999, due to a lower percentage of income attributable to Company-owned offshore manufacturing that is taxed at lower rates.

      Net Income

      Net income increased 131.1% to $38.6 million in fiscal 2000 from $16.7 million in fiscal 1999. This increase was the result of increased operating income partially offset by a higher provision for income taxes.

FINANCIAL CONDITION

     Liquidity and Capital Resources

      Net cash provided by operating and investing activities was $93.3 million in fiscal 2001, 51.4% higher than the $61.6 million provided in fiscal 2000. The $31.7 million year-to-year increase in cash provided from operating activities was primarily the result of higher earnings.

      Capital expenditures amounted to $31.9 million in fiscal 2001, compared to $26.1 million in fiscal 2000 and in both periods related primarily to new and renovated retail stores. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

      On July 2, 2000, the Company entered into a revolving credit facility with Sara Lee under which Coach could borrow up to $75 million from Sara Lee. This facility was paid off and terminated on February 27, 2001.

      To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, entered into a $100 million senior unsecured revolving credit facility. Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either:

•	a rate of LIBOR plus 70 to 150 basis points based on a rolling four-quarter fixed-charge coverage grid; or

•	the prime rate announced by Fleet.

      The initial LIBOR margin under the facility was 125 basis points. As of May 2001, the LIBOR margin was reduced to 100 basis points, reflecting an improvement in our fixed-charge coverage ratio, calculated quarterly in accordance with the pricing grid. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on any unused amounts, based on the same fixed-charge coverage grid. The initial commitment fee was 30 basis points. As of May 2001, the commitment fee was reduced to 25 basis points. This credit facility may be prepaid without penalty or premium.

      The Fleet facility contains various covenants and customary events of default, including:

•	Maintenance of a cash flow leverage ratio not greater than 1.5 to 1.0;

•	Maintenance of a fixed-charge coverage ratio greater than 1.75 to 1.0 until March 30, 2002 and greater than 2.0 to 1.0 thereafter;

•	Annual paydown to $25 million for 30 consecutive days during the period November 1 through June 30; and

•	Restrictions on other indebtedness, liens, payment of dividends, mergers and acquisitions, dispositions, transactions with affiliates, and sale and leaseback transactions in excess of amounts approved by the lenders.

      The Company has been in compliance with all covenants of the Fleet facility since its inception.

      The Company opened 15 new retail stores and five factory stores in fiscal year 2001. The Company expects to complete its store renovations program in fiscal 2002. The Company expects that fiscal 2002 capital expenditures for new retail stores will be approximately $16 million and that capital expenditures for store renovations will be approximately $11 million. The Company intends to finance these investments from internally generated cash flow or by using funds from its revolving credit facility.

      The Company experiences significant seasonal variations in working capital requirements. During the first fiscal quarter the Company builds up inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter working capital requirements are reduced substantially as the Company generates consumer sales and collects wholesale accounts receivable. In fiscal 2001, Coach purchased approximately $222 million of inventory, which was funded by operating cash flow and by borrowings under its revolving credit facilities. During fiscal 2001 the peak borrowings under the Sara Lee and Fleet revolving credit facilities were $37.7 million and $31.0 million, respectively. As of June 30, 2001, the outstanding borrowings under the Fleet facility were $7.7 million. Coach believes that its operating cash flow, together with the revolving credit facility, will provide sufficient capital to fund its operations for the foreseeable future.

      Currently, Sara Lee is a guarantor or a party to many of the Company’s store leases. The Company has agreed to make efforts to remove Sara Lee from all of its existing leases and Sara Lee is not a guarantor or a party to any new or renewed leases. The Company has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee but for which Sara Lee retains contingent liability. The Company is required to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit has a face amount of $20.6 million and the Company expects this amount to decrease annually as its guaranteed obligations are reduced. The Company expects that it will be required to maintain the letter of credit for at least 10 years.

     Seasonality

      Because its products are frequently given as gifts, the Company has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. The Company has sometimes experienced, and may continue to experience, reduced income or net losses in any or all of its first, third or fourth quarters. The higher sales in the second quarter typically result in higher operating profits and margins. This is due to higher gross profits, with no substantial corresponding increase in fixed costs related to operating retail stores and other administrative and selling costs which remain fairly constant throughout the year. During the holiday season these fixed costs are spread over higher sales, resulting in greater operating income expressed in both dollars and as a percentage of sales in the second quarter compared to the other three quarters. The Company anticipates that its sales and operating profit will continue to be seasonal in nature.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

     Foreign Exchange

      Approximately 75% of our fiscal year 2001 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Spain, Turkey, Thailand, Mexico, Taiwan, Korea, Hungary, Singapore and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by the Company using any derivative instruments. The Company has not used foreign exchange instruments in the past. As a result of the creation of CJI and its related acquisition in July 2001, the Company may enter into foreign currency hedging transactions in the future.

     Interest Rate

      The Company has a fixed rate long-term debt related to the Jacksonville distribution center, in the amount of $3.7 million as of June 30, 2001, and uses a sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At June 30, 2001, the effect on the fair value of this debt of a 10% change in market interest rates would be approximately $0.2 million. The Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

     Commodity

      The Company buys tanned leather from various suppliers based upon fixed price purchase contracts that extend for periods up to six months. These purchases are not hedged with any derivative instrument. Due to the purchase contracts that are in place, the Company does not expect that a sudden short-term change in leather prices will have a significant effect on its operating results or cash flows, for the current fiscal year. The Company uses a sensitivity analysis technique to evaluate the change in fair value of the leather purchases based upon longer-term price trends.

Item 8.	Financial Statement and Supplementary Data

      See the “Index to Financial Statements” which is located on page 38 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers of the registrant set forth in the proxy Statement for Coach’s 2001 annual meeting of stockholders is incorporated herein by reference, as is the text in Part I of this report under the caption “Executive Officers of the Registrant”.

      The proxy statement will be filed with the commission within 120 days after the end of the fiscal year covered by the form 10-K pursuant to regulation 14-A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

      The information set forth in the Proxy Statement for the 2001 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of management set forth in the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules See the “Index to Financial Statements” which is located on page 38 of this report.

(b) Exhibits. See the exhibit index which is included herein.

(c) Reports on Form 8-K Current Report on Form 8-K filed with the Commission on May 9, 2001, reporting the registrant’s adoption of a “poison pill” rights plan.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACH, INC.

By:

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 19, 2001.

Signature	Title

Lew Frankfort	Chairman, Chief Executive Officer and Director
Keith Monda	Executive Vice President, Chief Operating Officer and Director
Richard Randall	Senior Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
Joseph Ellis	Director
Paul Fulton	Director
Gary Grom	Director
Irene Miller	Director
Michael Murphy	Director

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS

For the Fiscal Year Ended June 30, 2001

COACH, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Number

Financial Statements
Report of Independent Public Accountants	33
Consolidated Balance Sheets — At June 30, 2001 and July 1, 2000	34
Consolidated Statements of Income — For Fiscal Years Ended June 30, 2001, July 1, 2000 and July 3, 1999	35
Consolidated Statement of Stockholders’ Equity — For Fiscal Years Ended June 30, 2001, July 1, 2000 and July 3, 1999	36
Consolidated Statements of Cash Flows — For Fiscal Years Ended June 30, 2001, July 1, 2000 and July 3, 1999	37
Notes to Consolidated Financial Statements	38
Market and Dividend Information	58
Financial Statement Schedules for the years ended June 30, 2001, July 1, 2000 and July 3, 1999:
Schedule II — Valuation and Qualifying Accounts	59

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coach, Inc:

      We have audited the accompanying consolidated balance sheets of Coach, Inc. (a Maryland corporation) as of June 30, 2001 and July 1, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coach, Inc. as of June 30, 2001 and July 1, 2000 and the results of its operations and its cash flows for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

New York, New York

July 26, 2001 (except

with respect to the
matter discussed in
Note 16, as to which the
date is July 31, 2001)

COACH, INC.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended

	June 30,	July 1,
	2001	2000

	(amounts in thousands)
ASSETS
Cash and cash equivalents	$3,691	$162
Trade accounts receivable, less allowances of $6,288 and $5,931, respectively	20,608	15,567
Inventories	105,162	102,097
Deferred income taxes	13,921	8,996
Prepaid expenses and other current assets	8,185	6,866

Total current assets	151,567	133,688
Receivable from Sara Lee	—	63,783
Intangibles and other assets, net	15,695	15,809
Property and equipment, net	72,388	65,184
Deferred income taxes	19,061	18,189

Total assets	$258,711	$296,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,313	$7,866
Accrued liabilities	82,390	71,693
Current portion of long term debt	45	40
Revolving credit facility	7,700	—

Total current liabilities	104,448	79,599
Long-term debt	3,690	3,735
Other liabilities	2,259	511

Total liabilities	110,397	83,845
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $.01 par value) none issued	—	—
Common stock: (authorized 125,000,000 and 100,000,000 shares, respectively; $0.01 par value) issued and outstanding — 43,685,992 and 35,026,333 shares, respectively	437	350
Capital in excess of par value	125,364	—
Retained earnings	23,000	212,753
Accumulated other comprehensive loss	(487)	(295)

Total stockholders’ equity	148,314	212,808

Total liabilities and stockholders’ equity	$258,711	$296,653

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999
	(52 weeks)	(52 weeks)	(53 weeks)

	(amounts in thousands, except per share data)
Net sales	$616,079	$548,918	$507,781
Cost of sales	218,507	220,085	226,190

Gross profit	397,572	328,833	281,591
Selling, general and administrative expenses	291,315	272,816	255,008
Reorganization costs	4,569	—	7,108

Operating income	101,688	56,017	19,475
Interest expense, net	2,258	387	414

Income before provision for income taxes	99,430	55,630	19,061
Provision for income taxes	35,400	17,027	2,346

Net income	$64,030	$38,603	$16,715

Net income per share
Basic	$1.56	$1.10	$0.48

Diluted	$1.52	$1.10	$0.48

Shares used in computing net income per share(1)
Basic	40,930	35,026	35,026

Diluted	42,156	35,026	35,026

(1)	The stock dividend issued in October 2000 was retroactively applied to the prior periods.

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Total	Preferred	Common	Capital in		Other		Shares of
	Stockholders’	Stockholders’	Stockholders’	Excess	Retained	Comprehensive	Comprehensive	Common
	Equity	Equity	Equity	of Par	Earnings	Income (loss)	Income (loss)	Stock

	(amounts in thousands)
Balances at June 27, 1998	$186,859	$—	$350	$—	$186,901	$(392)		35,026 (1)
Net income	16,715	—	—	—	16,715	—	16,715
Translation adjustments	(9)	—	—	—	—	(9)	(9)
Minimum pension liability	(403)	—	—	—	—	(403)	(403)

Comprehensive income							$16,303

Balances at July 3, 1999	$203,162	$—	$350	$—	$203,616	$(804)		35,026
Net income	38,603	—	—	—	38,603	—	38,603
Equity distribution	(29,466)	—	—	—	(29,466)	—	—
Translation adjustments	152	—	—	—	—	152	152
Minimum pension liability	357	—	—	—	—	357	357

Comprehensive income							$39,112

Balances at July 1, 2000	212,808	—	350	—	212,753	(295)		35,026
Net income	64,030	—	—	—	64,030	—	64,030
Capitalization of receivable from Sara Lee	(63,783)	—	—	—	(63,783)	—	—
Assumption of long-term debt	(190,000)	—	—	—	(190,000)	—
Issuance of common stock, net	122,000	—	85	121,915	—	—		8,487
Exercise of stock options	2,046	—	2	2,044	—	—		173
Tax benefit from exercise of stock options	1,405	—	—	1,405	—	—
Translation adjustments	338	—	—	—	—	338	338
Minimum pension liability	(530)	—	—	—	—	(530)	(530)

Comprehensive income							$63,838

Balances at June 30, 2001	$148,314	$—	$437	$125,364	$23,000	$(487)		43,686

(1)	Stock dividend issued in October 2000 was retroactively applied to the prior periods.

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,030	$38,603	$16,715
Adjustments for noncash charges included in net income:
Depreciation	23,231	21,729	21,339
Amortization of intangibles	900	899	917
Reorganization costs	4,569	—	7,108
Tax benefit from exercise of stock options	1,405	—	—
Other noncash credits, net	(192)	(1,688)	2,843
Changes in current assets and liabilities:
(Increase) decrease in trade accounts receivable	(5,041)	(3,751)	1,315
Decrease in receivable from Sara Lee	31,437	22,442	18,651
(Increase) decrease in inventories	(3,065)	(725)	30,977
(Increase) decrease in deferred taxes	(5,797)	2,661	(4,286)
Increase in other current assets and liabilities	(357)	(90)	(1,876)
Increase (decrease) in accounts payable	6,447	(6,279)	(3,918)
Increase in accrued liabilities	6,762	11,154	5,875

Net cash from operating activities	124,329	84,955	95,660

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchases of property and equipment	(31,868)	(26,060)	(13,519)
Acquisitions of minority interest	—	—	(896)
Dispositions of property and equipment	799	2,695	2,646

Net cash used in investment activities	(31,069)	(23,365)	(11,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	122,000	—	—
Repayment of long-term debt	(190,040)	(35)	(35)
Borrowings from Sara Lee	451,534	541,047	445,154
Repayments to Sara Lee	(482,971)	(573,122)	(529,043)
Equity distribution	—	(29,466)
Borrowings on Revolving Credit Facility	68,300	—	—
Repayments of Revolving Credit Facility	(60,600)	—	—
Proceeds from exercise of stock options	2,046	—	—

Net cash used in financing activities	(89,731)	(61,576)	(83,924)

Effect of changes in foreign exchange rates on cash	—	—	(2)
Increase (decrease) in cash and equivalents	3,529	14	(35)
Cash and equivalents at beginning of period	162	148	183

Cash and equivalents at end of period	$3,691	$162	$148

Cash paid for income taxes (1)	$35,664	$—	$—

Cash paid for interest	$2,349	$361	$297

(1)	In fiscal 2000 and fiscal 1999 the Company was a division of Sara Lee and did not pay income taxes.

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

1.  Basis of Presentation and Organization

      Coach (“Coach” or the “Company”) was formed in 1941 and was acquired by the Sara Lee Corporation (“Sara Lee”) in July 1985. Coach was operated as a division of Sara Lee in the United States and as a subsidiary in foreign countries until April 5, 2001. On June 1, 2000, Coach was incorporated under the laws of the State of Maryland. Pursuant to the Separation Agreements (as filed on June 16, 2000), Sara Lee transferred to Coach the assets and liabilities that related to the Coach business on October 2, 2000 (“the Separation Date”), prior to the date of completion of Coach’s initial public offering, as further discussed below.

      On October 5, 2000, Coach was listed on the New York Stock Exchange and sold 7,380 shares of common stock in an initial public offering, representing 17.4% of the outstanding shares. On October 17, 2000, the underwriters exercised their over-allotment option and purchased an additional 1,107 shares of Coach common stock. In total, Coach sold 8,487 shares of its common stock, representing 19.5% of the outstanding shares. In April 2001, Sara Lee completed a distribution of its ownership in Coach via an exchange offer. That exchange offer allowed Sara Lee stockholders to tender Sara Lee common stock for Coach common stock.

      Coach designs, manufactures, markets and sells primarily fine leather handbags and accessories. Coach products are manufactured by third-party suppliers as well as by Coach-operated manufacturing facilities. Coach markets products via Company operated retail stores, direct mail catalogs, an e-commerce website, factory stores, and via selected upscale department and specialty retailer locations and international department, retail and duty-free shop locations.

      The consolidated financial statements of Coach reflect the historical results of operations and cash flows of the Coach leather goods and accessories business of Sara Lee during each respective period until the Separation Date. Under Sara Lee’s ownership, Coach’s United States operations were a division of Sara Lee and not a separate legal entity, while Coach’s foreign operations were subsidiaries of Sara Lee. The historical financial statements have been prepared using Sara Lee’s historical basis in the assets and liabilities and the results of Coach’s business. The financial information included herein may not reflect the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of Coach in the future, or what they would have been had Coach been a separate, stand-alone entity during Sara Lee’s ownership. On the Separation Date, Coach began operating as a separate legal entity.

2.  Significant Accounting Policies

     Fiscal year

      The Company’s fiscal year ends on the Saturday closest to June 30. The fiscal year ended July 3, 1999 (“fiscal 1999”) was a 53-week year, while the fiscal year ended June 30, 2001 (“fiscal 2001”) and the fiscal year ended July 1, 2000 (“fiscal 2000”) were 52-week years. Unless otherwise stated, references to years in the financial statements relate to fiscal years.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances within the Company are eliminated in consolidation.

     Reclassifications

      Certain reclassifications have been made to the 2000 and 1999 statements to conform with the 2001 presentation.

     Cash and Cash Equivalents

      Cash consists of cash balances and short term investments with a maturity of less than 90 days.

     Inventories

      Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventory cost includes material and conversion costs.

     Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Machinery and equipment are depreciated over lives of five to seven years and furniture and fixtures are depreciated over lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

     Intangible Assets

      The excess of cost over fair market value of tangible net assets (goodwill) and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 5 to 40 years. Accumulated amortization of intangible assets at June 30, 2001 and July 1, 2000 was $10,503 and $9,603, respectively.

     Impairment of Long-Lived and Intangible Assets

      Long-lived assets primarily include property, identifiable intangible assets and goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” (“SFAS 121”), long-lived assets being retained for use by the Company are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during the period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance.

      Long-lived assets, which are to be disposed of, are reported at the lower of carrying value or fair value less cost to sell. Reductions in carrying value are recognized in the period in which management commits to a plan to dispose of the assets. No impairment loss was recognized in fiscal 2001, 2000 or 1999.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

     Revenue Recognition

      Sales are recognized at the “point of sale”, which occurs when merchandise is sold in an “over the counter” consumer transaction or upon shipment to a customer. The Company maintains a reserve for potential product returns and records its provision for estimated product returns based upon historical experience. The charge for estimated product returns is recorded against sales for the period. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee.

     Advertising

      Advertising costs, which include media and production, totaled $16,445, $15,764 and $12,598 for the fiscal years 2001, 2000 and 1999, respectively. Advertising costs are expensed when the advertising first appears.

     Shipping and Handling

      Shipping and handling expense is part of the distribution and customer service component of selling, general and administrative expense. These expenses were $6,039, $4,997 and $5,403 for fiscal years 2001, 2000 and 1999, respectively.

     Income Taxes

      The Company’s operating results have been included in Sara Lee’s consolidated U.S. and state income tax returns and in the tax returns of certain Sara Lee foreign operations, for periods where Sara Lee owned greater than 80% of the Company’s outstanding capital stock. During these periods, the provision for income taxes in the Company’s financial statements has been prepared as if the Company were a stand-alone entity and filed separate tax returns.

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases.

     Stock Based Compensation

      Employee stock options are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

     Fair Value of Financial Instruments

      The carrying amount of cash, trade accounts receivable, accounts payable and long-term debt approximated fair value as of July 1, 2000 and June 30, 2001. Coach uses the present value technique to estimate fair market value using discount rates which management believes are commensurate with the risks involved.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

     Foreign Currency

      The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of other comprehensive income within stockholders’ equity. Gains and losses from foreign currency transactions were not significant for fiscal 2001, 2000 and 1999.

     Recent Accounting Pronouncements

      Effective July 2, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The cumulative effect of adoption of SFAS 133 did not result in a material impact on the Company’s financial position, results of operations or cash flows. Substantially, all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged using any derivative instruments.

      In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, the Company has recorded these activities within selling, general and administrative expenses. The Company will adopt this consensus in the first quarter of fiscal 2002. The effect on adoption will result in a reclassification of $15,588, $11,224 and $6,837 from selling, general and administrative expenses to a reduction in net sales for 2001, 2000 and 1999, respectively.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective June 30, 2002. The Company is currently evaluating the effect adoption will have on its results of operations and financial position.

     Net Income Per Share

      Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards. For comparison purposes only, the weighted-average number of shares outstanding immediately following the completion of the initial public offering was considered to be outstanding in fiscal 2000. The difference between the basic and diluted weighted-average shares outstanding in fiscal 2001 is due to the dilutive effect of stock options and restricted stock awards issued under the Company’s stock option plans.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

3.     Balance Sheet Components

      The components of certain balance sheet accounts are as follows:

	Fiscal Year Ended

	June 30, 2001	July 1, 2000

Inventory
Finished goods	$104,326	$95,446
Work in process	257	677
Materials and supplies	579	5,974

Total inventory	$105,162	$102,097

Property and Equipment
Machinery and equipment	$9,849	$16,256
Furniture and fixtures	74,452	61,192
Leasehold improvements	108,077	89,448
Construction in progress	10,069	15,048
Less: Accumulated depreciation	(130,059)	(116,760)

Total property and equipment, net	$72,388	$65,184

Accrued Liabilities
Advertising and promotion	$4,283	$8,760
Income and other taxes	9,968	6,040
Payroll and benefits	34,139	37,994
Rent, utilities, insurance, interest and administrative	12,186	10,224
Product repairs	4,900	5,400
Accrued operating expenses	16,914	3,275

Total accrued liabilities	$82,390	$71,693

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

4.     Income Taxes

      The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended

	June 30, 2001		July 1, 2000		July 3, 1999

	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) before provision for income taxes:
United States	$92,163	92.7%	$43,527	78.2%	$8,919	46.8%
Puerto Rico	7,847	7.9	13,000	23.4	10,241	53.7
Foreign	(580)	(0.6)	(897)	(1.6)	(99)	(0.5)

	$99,430	100.0%	$55,630	100.0%	$19,061	100.0%

Tax expense at U.S. statutory rate:	$34,801	35.0%	$19,471	35.0%	$6,671	35.0%
State taxes, net of federal benefit	3,512	3.5	1,888	3.4	889	4.7
Difference between U.S. and Puerto Rican rates	(2,353)	(2.4)	(3,965)	(7.1)	(3,101)	(16.3)
Nondeductible amortization	103	0.1	315	0.6	187	1.0
Other, net	(663)	(0.7)	(682)	(1.3)	(2,300)	(12.1)

Taxes at effective worldwide tax rates	$35,400	35.6%	$17,027	30.6%	$2,346	12.3%

      Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended

	June 30, 2001		July 1, 2000		July 3, 1999

	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$34,686	$(5,042)	$10,876	$2,317	$4,680	$(3,643)
Puerto Rico	267	86	585	—	585	(102)
State	6,244	(841)	2,905	344	1,367	(541)

	$41,197	$(5,797)	$14,366	$2,661	$6,632	$(4,286)

      Following are the components of the deferred tax (benefits) provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Depreciation	$(2,909)	$—	$(1,852)
Employee benefits	(314)	1,843	(3,920)
Advertising accruals	(240)	—	52
Nondeductible reserves	113	1,076	3,788
Other, net	(2,447)	(258)	(2,354)

	$(5,797)	$2,661	$(4,286)

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The deferred tax assets at the respective year-ends were as follows:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Deferred tax assets
Reserves not deductible until paid	$3,224	$7,432	$7,245
Pension and other employee benefits	9,510	2,727	4,570
Property, plant and equipment	10,288	12,979	14,242
Other	9,960	4,047	3,789

Net deferred tax assets	$32,982	$27,185	$29,846

5.  Debt

      Until February 27, 2001, Coach participated in a cash concentration system requiring that cash balances be deposited with Sara Lee, which were netted against borrowings/billings provided by Sara Lee.

      On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing permitted under this facility was $75,000. Interest accrued at US dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility earned interest at US dollar LIBOR minus 20 basis points. The credit facility contained certain covenants, with which all were complied. This facility was terminated on February 27, 2001.

      During October 2000, Coach completed an equity restructuring which included the assumption of $190,000 of long-term debt payable to a subsidiary of Sara Lee. This long-term debt had an original maturity date of September 30, 2002, accruing interest at U.S. dollar LIBOR plus 30 basis points. The note contained certain covenants, consistent with the above mentioned revolving credit facility. The net proceeds of the initial public offering were used to partially repay this loan resulting in a balance of $68,000 at October 18, 2000. In January 2001, this loan was fully paid off by the Company by redeeming the short-term investments with Sara Lee and drawing down on the Sara Lee revolving credit facility.

      To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, entered into a $100,000 senior unsecured revolving credit facility. Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either:

•	a rate of LIBOR plus 70 to 150 basis points based on a rolling four quarter fixed-charge coverage grid; or

•	the prime rate announced by Fleet.

      The initial LIBOR margin under the facility was 125 basis points. As of May 2001, the LIBOR margin was reduced to 100 basis points reflecting an improvement in our fixed-charge coverage ratio, calculated quarterly in accordance with the pricing grid. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on any unused amounts, based on the same fixed- charge coverage grid. The initial commitment fee was 30 basis points. As of May 2001, the commitment fee was reduced to 25 basis points. This credit facility may be prepaid without penalty or premium.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The Fleet facility contains various covenants and customary events of default, including:

•	Maintenance of a cash flow leverage ratio not greater than 1.5 to 1.0;

•	Maintenance of a fixed-charge coverage ratio greater than 1.75 to 1.0 until March 30, 2002 and greater than 2.0 to 1.0 thereafter;

•	Annual paydown to $25,000 for 30 consecutive days during the period November 1 through June 30; and

•	Restrictions on other indebtedness, liens, payment of dividends, mergers and acquisitions, dispositions, transactions with affiliates, and sale and leaseback transactions in excess of amounts approved by the lenders.

      The Company has been in compliance with all covenants of the Fleet facility since its inception.

      During fiscal 2001 the peak borrowings under the Sara Lee and Fleet revolving credit facilities were $37,667 and $31,000, respectively. As of June 30, 2001, the outstanding borrowings under the Fleet facility were $7,700.

6.  Leases

      Coach, as a division of Sara Lee, leased certain office, distribution, retail and manufacturing facilities. Substantially, all previous existing leases were guaranteed by Sara Lee. All leases entered into after the Company’s separation from Sara Lee are in the name of Coach, Inc. with no connection to Sara Lee. The lease agreements, which expire at various dates through 2015, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and other incentives granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target, which triggers the related payment, are considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year

	2001	2000	1999

Minimum rentals	$28,929	$25,495	$26,191
Contingent rentals	2,902	2,869	2,163

Total rent expense	$31,831	$28,364	$28,354

      Future minimum rental payments under non-cancelable operating leases are as follows:

Fiscal Year	Amount

2002	$28,518
2003	28,161
2004	27,555
2005	26,897
2006	25,717
Subsequent to 2006	125,113

Total minimum future rental payments	$261,961

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Certain operating leases provide for renewal for periods of three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

7.  Commitments and Contingencies

      Currently, Sara Lee is a guarantor or a party to many of Coach’s store leases. The Company has agreed to make efforts to remove Sara Lee from all its existing leases and Sara Lee is not a guarantor or a party to any new or renewed leases. The Company has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to the Company by Sara Lee but for which Sara Lee retains contingent liability. The Company is required to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit has a face amount of $20.6 million and the Company expects this amount to decrease annually as its guaranteed obligations are reduced. The Company expects that it will be required to maintain the letter of credit for at least 10 years.

      Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s results of operations or financial position.

8.  Reorganization Costs

      In the first quarter of fiscal year 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000 (the “Medley reorganization”). This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions are intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. The Medley facility is a cost center and separate profitability measures are not available. This facility was treated as a held-for-sale facility under SFAS 121 since the decision to dispose of it was made. Depreciation expense of $252 and $852 for fiscal years 2001 and 2000, respectively, was recognized for this facility.

      Coach recorded reorganization costs of $4,950 in the first quarter of fiscal year 2001. In the second half of fiscal year 2001, this charge was reduced to $4,569. These reductions were primarily due to the complete disposition of the fixed assets. The net proceeds from the disposition were greater than the estimate. These reorganization costs include $3,103 for worker separation costs, $832 for lease termination costs, and $634 for the write down of long-lived assets to their net realizable values. The $4,569 of Medley reorganization cost recognized in the financial statements for fiscal year 2001 differs from management’s earlier estimate of $6,300 included in the notes to the fiscal year 2000 financial statements. This change is attributable to management’s continued negotiations with both the landlord and the employees at the facility and the resulting refinement of the cost estimates made prior to the finalization and recognition of this plan of reorganization.

      The composition of the reorganization reserve is set forth in the table below. By June 30, 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed. The Medley reorganization actions are complete and the reserve was fully utilized.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

		Write-down of
	Revised	Long-lived		Reorganization
	Reorganization	Assets to Net	Cash	Reserves as of
	Reserves	Realizable Value	Payments	June 30, 2001

Workers’ separation costs	$3,103	$—	$(3,103)	$—
Lease termination costs	832	—	(832)	—
Losses on disposal of fixed assets	634	(634)	—	—

Total reorganization reserve	$4,569	$(634)	$(3,935)	$—

      During 1999, Coach closed its Carlstadt, New Jersey warehouse and distribution center, and its Italian manufacturing operation and reorganized its Medley, Florida manufacturing facility (the “Carlstadt reorganization”). As contemplated in the original plan, a portion of the Carlstadt facility remains in use for product development. Related to these facility closures and the reorganization activities, 737 employees were terminated. At July 1, 2000, these reorganization actions were complete and certain workers’ separation costs remained to be paid subject to the separation agreements with each employee. During fiscal 2001 workers’ separation costs of $142 were paid. The Carlstadt reorganization is now complete and the reserve was fully utilized.

9.     Stock-Based Compensation

     Sara Lee Stock-Based Plans

      For the period through the completion of the exchange offer in April 2001, Coach employees participated in stock-based compensation plans of Sara Lee. Sara Lee maintains various stock option, employee stock purchase and stock award plans.

     Stock Options

      The exercise price of each stock option equals 100% of the market price of Sara Lee’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years. During 1998, Sara Lee instituted a broad-based stock option incentive program under which Sara Lee granted options, to essentially all full-time Coach employees, to purchase a total of approximately 449 shares of Sara Lee common stock. Under certain stock option plans, an active employee may receive a Sara Lee replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      A summary of options held by Coach employees and retirees under Sara Lee option plans follows:

	Number of	Weighted-		Weighted-
	Sara Lee	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
(shares in thousands)	Options	Price	Shares	Price

Outstanding at June 27, 1998	1,429	$22.43	246	$20.96
Granted	584	24.92
Exercised	(232)	17.74
Canceled/ Expired	(263)	22.63

Outstanding at July 3, 1999	1,518	22.63	603	23.02
Granted	563	22.69
Exercised	(167)	24.01
Canceled/ Expired	(216)	21.89
Transfers	111	19.26

Outstanding at July 1, 2000	1,809	23.06	935	23.44
Converted	(1,204)	24.11
Granted	6	19.87
Exercised	(67)	17.70
Canceled/ Expired	(240)	22.21

Outstanding at June 30, 2001	304	$20.21	298	$20.13

      The fair value of each Coach option grant under the Sara Lee plans is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Expected lives (years)	3.0	4.0	3.5
Risk-free interest rate	5.4%	5.9%	5.2%
Expected volatility	33.6%	27.0%	24.1%
Dividend yield	2.8%	2.6%	1.8%

The weighted-average fair value of individual options granted during 2001, 2000 and 1999 was $4.65, $4.96 and $4.73, respectively.

      Employee Stock Purchase Plan (“ESPP”). Sara Lee maintained an ESPP that permitted full-time Coach employees to purchase a limited number of Sara Lee common shares at 85% of market value. Under the plan, Sara Lee sold 57, 100 and 81 shares to Coach employees in fiscal years 2001, 2000 and 1999, respectively. Pro forma compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions include an expected life of   1/4 of a year and weighted-average risk-free interest rates of 5.4%, 5.4% and 4.6% in fiscal years 2001, 2000 and 1999, respectively. Other underlying assumptions are consistent with those used for the Sara Lee stock option plans described above.

      Stock Unit Awards. Restricted stock unit awards of Sara Lee stock are granted to Coach employees as performance awards and retention awards. The value of performance awards is determined assuming the employee meets the performance requirements and based upon the estimated fair value of the stock earned at the end of the performance cycle. The value is accrued through a charge to earnings as the award vests. The

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

vesting period is typically three years. The value of retention awards is determined assuming the employee meets the retention requirements and based upon the fair value of the Sara Lee stock at the grant date. The value is accrued through a charge to earnings over the retention period. The retention period is typically three years.

      All stock unit awards are restricted and subject to forfeiture and entitle the participant to dividends that are escrowed until the participant receives the shares. The expense related to these awards for fiscal years 2001, 2000 and 1999 was $1,043, $963 and $660, respectively.

      Coach Stock-Based Plans. Coach established the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.

      Concurrent with the initial public offering in October 2000, Coach granted 3,191 options to essentially all full-time employees and 15 options to outside members of the Board of Directors at the initial public offering price of $16.

      Certain employees with the title of Director or above who held Sara Lee stock options at the initial public offering date were given the right to convert the Sara Lee option into Coach options. Any Sara Lee option converted into a Coach option generally may not be exercised until the earlier of one year following conversion, or at the time Sara Lee ceases to own at least 80% of Coach’s outstanding capital stock, subject to the original vesting requirements. Coach employees, at the initial public offering date, converted 1,204 Sara Lee options into the same number of Coach options while maintaining the same exercise price.

      A summary of options held by Coach employees under Coach option plans follows:

	Number of	Weighted-		Weighted-
	Coach	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
(shares in thousands)	Options	Price	Shares	Price

Outstanding at July 1, 2000	—	—	—	—
Granted at the initial public offering	3,206	16.00
Sara Lee options converted	1,204	24.12
Granted	672	28.33
Exercised	(241)	18.11
Canceled/ Expired	(119)	17.66

Outstanding at June 30, 2001	4,722	19.81	875	$24.12

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

The following table summarizes information about stock options held by Coach employees under Coach option plans at June 30, 2001.

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2001	Life (Years)	Exercise Price	at June 30, 2001	Exercise Price

$16.00 – 20.00	2,943	8.6	$16.03	86	$16.59
$20.01 – 25.00	934	7.6	22.91	462	22.86
$25.01 – 37.10	845	6.5	29.56	327	27.89

	4,722	8.0	$19.81	875	$24.12

      The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the assumption for expected lives of three years, a risk free interest rate of 5.97%, expected volatility of 49% and no dividend yield.

      The weighted average fair value of individual options granted during fiscal 2001 was $6.67. Under APB 25, no compensation cost is recognized for stock options and replacement stock options under the stock-based compensation plans and shares purchased under ESPP. Had compensation cost for the grants for stock-based compensation been determined consistent with SFAS 123, net income and net income per share, basic and diluted, for fiscal 2001 would have been as follows:

	Fiscal Year Ended

	June 30, 2001	July 1, 2000	July 3, 1999

Net income	$58,884	$36,051	$14,615
Net income per share
Basic	$1.44	$1.03	$0.42
Diluted	$1.40	$1.03	$0.42

10.     Retirement Plans

      Coach sponsors a noncontributory defined benefit plan, The Coach Leatherware Company, Inc. Supplemental Pension Plan, for individuals who are a part of collective bargaining arrangements.

      Employees who meet certain eligibility requirements and are not part of a collective bargaining arrangement participate in defined benefit pension plans sponsored by Sara Lee through June 30, 2001. These defined benefit pension plans include employees from a number of domestic Sara Lee business units. The annual cost of the Sara Lee defined benefit plans is allocated to all of the participating businesses based upon a specific actuarial computation. All obligations pursuant to these plans are obligations of Sara Lee.

      The annual expense incurred by Coach for the defined benefit plans is as follows:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Coach Leatherware Company, Inc. Supplemental Pension Plan	$110	$173	$386
Participation in Sara Lee sponsored defined benefit plans	3,542	2,154	2,304

Total Expense	$3,652	$2,327	$2,690

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The components of the Coach Leatherware Company, Inc. Supplemental Pension Plan were:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Components of defined benefit net periodic pension cost (benefit):
Service cost	$183	$192	$436
Interest cost	337	314	282
Expected return on assets	(415)	(359)	(361)
Amortization of:
Net initial asset	(48)	(50)	(50)
Prior service cost	29	29	59
Net actuarial loss	24	47	20

Net periodic pension cost	$110	$173	$386

      The funded status of the Coach Leatherware Company, Inc. Supplemental Pension Plan at the respective year-ends was:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Projected benefit obligation:
Beginning of year	$5,289	$5,109	$4,583
Service cost	183	192	436
Interest cost	337	314	282
Benefits paid	(177)	(148)	(105)
Actuarial (gain)	(117)	(178)	(87)

Benefit obligation at end of year	$5,515	$5,289	$5,109

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Fair value of plan assets:
Beginning of year	$4,990	$4,306	$4,313
Actual return (loss) on plan assets	(208)	541	(99)
Employer contributions	—	291	197
Benefits paid	(177)	(148)	(105)

Fair value of plan assets at end of year	$4,605	$4,990	$4,306

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Funded Status	$(909)	$(299)	$(803)
Unrecognized:
Prior service cost	$1	$205	$234
Net actuarial loss	1,156	674	1,081
Net initial asset	—	(48)	(98)

Prepaid benefit cost recognized	$248	$532	$414

Amounts recognized on the consolidated balance sheets:
Other noncurrent assets	$1	$205	$234
Noncurrent benefit liability	(909)	(299)	(803)
Accumulated other comprehensive income	1,156	626	983

Prepaid benefit cost recognized	$248	$532	$414

Net pension expense for the Coach Leatherware Company, Inc. Plan is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year.

      The assumptions used at the respective year-ends were:

	Fiscal Year Ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Discount rate	6.50%	6.50%	6.25%
Long-term rate of return on plan assets	8.50%	8.25%	8.50%
Rate of compensation increase	5.50%	5.50%	4.50%

11.     Segment Information

      The Company operates its business in two reportable segments: Direct to Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-owned retail and factory stores, the Coach catalogue and the internet constitute the Direct to Consumer segment. Indirect refers to sales of Coach products to other retailers. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment at standard cost less direct expenses of the segment.

      Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

	Direct to		Corporate
Fiscal 2001	Consumer	Indirect	Unallocated	Total

Net Sales	$391,776	$224,303	$—	$616,079
Operating income (loss)	120,330	89,516	(108,158)	101,688
Interest expense, net	—	—	2,258	2,258
Income (loss) before provision for income taxes	120,330	89,516	(110,416)	99,430
Provision for income taxes	—	—	35,400	35,400
Depreciation and amortization	14,600	1,525	8,006	24,131
Total assets	135,760	60,374	62,577	258,711
Additions to long-lived assets	24,823	2,568	4,477	31,868

	Direct to		Corporate
Fiscal 2000	Consumer	Indirect	Unallocated	Total

Net sales	$352,006	$196,912	$—	$548,918
Operating income (loss)	103,161	68,011	(115,155)	56,017
Interest expense, net	—	—	387	387
Income (loss) before provision for income taxes	103,161	68,011	(115,542)	55,630
Provision for income taxes	—	—	17,027	17,027
Depreciation and amortization	10,952	1,585	10,091	22,628
Total assets	122,029	51,953	122,671	296,653
Additions to long-lived assets	18,930	1,202	5,928	26,060

	Direct to		Corporate
Fiscal 1999	Consumer	Indirect	Unallocated	Total

Net Sales	$336,506	$171,275	$—	$507,781
Operating income (loss)	80,615	53,193	(114,333)	19,475
Interest expense, net	—	—	414	414
Income (loss) before provision for income taxes	80,615	53,193	(114,747)	19,061
Provision for income taxes	—	—	2,346	2,346
Depreciation and amortization	9,876	2,153	10,227	22,256
Total assets	116,200	48,539	117,349	282,088
Additions to long-lived assets	6,308	434	6,777	13,519

      The following is a summary of the common costs not allocated in the determination of segment performance.

	Fiscal Year Ended

	June 30, 2001	July 1, 2000	July 3, 1999

Manufacturing variances	$(170)	$(10,230)	$(13,641)
Advertising, marketing and design	(44,837)	(40,336)	(32,514)
Administration and information systems	(35,011)	(41,928)	(35,187)
Distribution and customer service	(23,571)	(22,661)	(25,883)
Reorganization costs	(4,569)	—	(7,108)

Total corporate unallocated	$(108,158)	$(115,155)	$(114,333)

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Geographic Area Information

      As of June 30, 2001, Coach operates 121 retail stores and 68 factory stores in the United States, two retail locations in the United Kingdom, and operates five manufacturing, distribution, product development and quality control locations in the United States, Puerto Rico, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

			Other
	United States	Japan	International(1)	Total

Fiscal 2001
Net sales	$533,058	$45,596	$37,425	$616,079
Long-lived assets	86,871	572	338	87,781

			Other
	United States	Japan	International(1)	Total

Fiscal 2000
Net sales	$488,843	$31,443	$28,632	$548,918
Long-lived assets	80,382	—	611	80,993

			Other
	United States	Japan	International(1)	Total

Fiscal 1999
Net sales	$463,027	$25,166	$19,588	$507,781
Long-lived assets	77,272	—	677	77,949

Note (1) —	Other International sales reflect shipments to third-party distributors primarily in East Asia and sales from Coach-operated retail stores in the United Kingdom, Germany and Italy. The German stores and the Italian store were closed in 1999.

12.     Earnings Per Share

      Prior to October 2, 2000, Coach operated as a division of Sara Lee and did not have any shares outstanding. The initial capitalization of Coach, Inc. was one share. On October 2, 2000, a stock dividend was declared resulting in 35,026 shares held by Sara Lee. The number of shares outstanding has been restated to reflect the effect of this stock dividend for all periods presented prior to October 2, 2000. During October 2000, the initial public offering of the Company’s common stock was accomplished resulting in the issuance of an additional 8,487 shares. Following the offering, 43,513 shares were outstanding. Dilutive securities include share equivalents held in employee benefit programs and the impact of stock option programs.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The following is a reconciliation of the weighted-average shares outstanding:

	Fiscal Year Ended

	June 30, 2001	July 1, 2000	July 3, 1999

Shares held by Sara Lee(1)	26,943	35,026	35,026
Shares held by the public	13,987	—	—

Total basic shares	40,930	35,026	35,026
Dilutive securities
Employee benefit and stock award plans	122	—	—
Stock option programs	1,104	—	—

Total diluted shares	42,156	35,026	35,026

(1)	As of April 5, 2001, Sara Lee divested all its shares in Coach.

      Diluted net income per share was $1.52 in fiscal 2001. This reflects a weighted-average of the shares outstanding before and after the public offering of common stock in October 2000. If the common shares sold in the October 2000 initial public offering had been outstanding for the entire year, net income before the impact of reorganization costs per diluted share would have been $1.50. Prior years’ diluted net income per share was $1.10 and $0.48 for fiscal 2000 and 1999, respectively, since only the shares owned by Sara Lee are used in the calculation. Comparable net earnings per share would have been $0.89 and $0.38 for fiscal 2000 and 1999, respectively if the common shares sold in the October 2000 initial public offering had been outstanding for the prior periods.

13.  Relationship with Sara Lee

      For the periods presented, intercompany transactions and balances between Coach and Sara Lee consisted of the following:

	Fiscal Year Ended

	June 30,		July 1,	July 3,
	2001		2000	1999

(Receivable) payable balance at beginning of period	$(63,783)		$(54,150)	$11,088
Capitalization of intercompany balance	63,783		—	—
Cash collections from operations	(482,971	)(1)	(573,122)	(529,043)
Cash borrowings	451,534	(1)	541,047	445,154
Allocations of corporate expenses and charges	31,437		22,442	18,651

Receivable balance at end of period	$—		$(63,783)	$(54,150)

(1)	Activity through February 27, 2001.

      Three types of intercompany transactions were recorded in the Coach intercompany account with Sara Lee: cash collections from Coach’s operations that were deposited into the intercompany account; cash borrowings which were used to fund operations; and allocations of corporate expenses and charges. Cash collections included all cash receipts required to be deposited into the intercompany account as part of the Sara Lee cash concentration system. Cash borrowings made by Coach from the Sara Lee cash concentration system were used to fund operating expenses.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Allocations of corporate expenses and charges consisted of expenses for business insurance, medical insurance, employee benefit plan amounts, income, employment and other tax amounts and allocations from Sara Lee for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration.

14.     Shareholder Rights Plan

      On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock.

      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by Coach’s Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. The Company is currently aware of two institutional shareholders whose common stock holdings exceed the 10% threshold established by the rights plan. Each of these holders has been given permission to increase its ownership in the Company to a maximum of 15%, subject to certain exceptions, before triggering the provision of the rights plan.

15.     Formation of Coach Japan, Inc.

      In June 2001, Coach Japan, Inc. (“CJI”) was formed. This entity is a joint venture with Sumitomo Corporation and will manage the Coach business in Japan. Coach owns 50% of CJI and has appointed a majority of the Board of Directors. It will be accounted for as a consolidated subsidiary.

      CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations. There are currently a total of 76 Coach locations in Japan, including 62 department stores and 14 retail stores managed by two distributors.

16.     Subsequent Event

      On July 31, 2001, CJI completed the purchase of 100% of the capital stock of PDC from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $7,194. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. With this acquisition, CJI will manage all locations currently operated by Mitsukoshi, who will remain a key retailer for the brand. Excess purchase price over fair market value of the underlying net assets was allocated to goodwill based on preliminary estimates of fair values, and is subject to adjustment. Goodwill will be reviewed annually for impairment. The fair value of assets acquired was $21,042 and liabilities assumed was $15,394. Included in the liabilities is an assumption of debt of $13,430. Annual net sales of PDC in 2001 was $47,476 for the fiscal year ended February 28, 2001. In August 2001 operations commenced. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company. This acquisition does not violate the covenants of the Fleet facility.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

17.     Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2001
Net sales	$134,552	$214,158	$130,598	$136,771
Gross profit	84,988	140,012	85,326	87,246
Net income	7,591	39,204	7,993	9,242
Earnings per common shares:
Basic	$0.17	$0.90	$0.18	$0.21
Diluted	$0.17	$0.88	$0.18	$0.20
Fiscal 2000
Net sales	$118,032	$194,128	$115,072	$121,686
Gross profit	63,305	120,487	70,237	74,804
Net income	2,049	28,262	3,034	5,258
Earnings per common shares:
Basic	$0.05	$0.81	$0.09	$0.15
Diluted	$0.05	$0.81	$0.09	$0.15

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

COACH, INC.

Market and Dividend Information

      Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH”. Prior to our October 5, 2000 initial public offering, there was no public trading market for any of our securities. The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2001

	High		Low

Quarter ended
September 30, 2000	$—		$—
December 30, 2000	28.75		16.00
March 31, 2001	36.00		22.44
June 30, 2001	38.49		23.59
Closing price at June 29, 2001		$38.05

      Coach has never declared or paid any cash dividends on its common stock. Coach currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends in its common stock. The Fleet facility prohibits Coach from paying dividends while the credit facility is in place, with certain exceptions. Any future determination to pay cash dividends will be at the discretion of Coach’s Board of Directors and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended June 30, 2001, July 1, 2000 and July 3, 1999

		Provision
		Charged
	Balance at	to Costs	Write-offs/	Balance
	Beginning	and	Allowances	at End of
	of Year	Expenses	Taken	Year

	(amounts in thousands)
Fiscal 2001
Allowance for bad debts	$535	$355	$(114)	$776
Allowance for returns	5,396	3,048	(2,932)	5,512

Total	$5,931	$3,403	$(3,046)	$6,288

Fiscal 2000
Allowance for bad debts	$894	$(172)	$(187)	$535
Allowance for returns	5,225	13,760	(13,589)	5,396

Total	$6,119	$13,588	$(13,776)	$5,931

Fiscal 1999
Allowance for bad debts	$1,718	$(171)	$(653)	$894
Allowance for returns	7,242	13,860	(15,877)	5,225

Total	$8,960	$13,689	$(16,530)	$6,119

COACH, INC.

EXHIBITS TO FORM 10-K

For the Fiscal Year Ended June 30, 2001

Commission File No. 1-16153

      (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.1	Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated herein by reference from Exhibit 4 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank, which is incorporated herein by reference from Exhibit 10.18 to Coach’s Registration Statement on Form S-4 (Registration No. 333-54402).
10.2	Master Separation Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.3	Tax Sharing Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.2 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.4	General Assignment and Assumption Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.3 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.5	Employee Matters Agreement between Coach and Sara Lee, which is incorporated by reference herein from Exhibit 2.4 to Coach’s Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000
10.6	Real Estate Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.5 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.7	Master Transitional Services Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.8	Indemnification and Insurance Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.9	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.10	Coach, Inc. 2000 Stock Incentive Plan
10.11	Coach, Inc. Executive Deferred Compensation Plan
10.12	Coach, Inc. Performance-Based Annual Incentive Plan
10.13	Coach, Inc. 2000 Non-Employee Director Stock Plan
10.14	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors

Exhibit
No.	Description

10.15	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.16	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.17	Secured Loan Agreement dated July 26, 2001 between Coach and Reed Krakoff
10.18	Pledge, Assignment and Security Agreement dated July 26, 2001 between Coach and Reed Krakoff
21.1	List of Subsidiaries of Coach
23.1	Consent of Arthur Andersen LLP

(b)	Reports on Form 8-K

      Current Report on Form 8-K, filed with the Commission on May 9, 2001.