Form 10-K405/A
period 2001-06-30
COACH INC
filed 2001-09-26
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to
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

Explanatory Note

      This Amendment No. 1 to Form 10-K is filed solely to correct the Registrant’s Form 10-K (filed with the Commission on September 21, 2001), which omitted the conformed signatures of the Registrant’s officers and directors. All other substantive disclosure is unchanged.

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

COACH, INC.

By:	/s/ LEW FRANKFORT

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 26, 2001.

Signature	Title

/s/ LEW FRANKFORT Lew Frankfort	Chairman, Chief Executive Officer and Director
/s/ KEITH MONDA Keith Monda	Executive Vice President, Chief Operating Officer and Director
/s/ RICHARD RANDALL Richard Randall	Senior Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
/s/ JOSEPH ELLIS Joseph Ellis	Director
/s/ PAUL FULTON Paul Fulton	Director
/s/ GARY GROM Gary Grom	Director
/s/ IRENE MILLER Irene Miller	Director
/s/ MICHAEL MURPHY Michael Murphy	Director

COACH, INC.

EXHIBITS TO FORM 10-K

For the Fiscal Year Ended June 30, 2001

Commission File No. 1-16153

      (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.1	Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated herein by reference from Exhibit 4 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank, which is incorporated herein by reference from Exhibit 10.18 to Coach’s Registration Statement on Form S-4 (Registration No. 333-54402).
10.2	Master Separation Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.3	Tax Sharing Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.2 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.4	General Assignment and Assumption Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.3 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.5	Employee Matters Agreement between Coach and Sara Lee, which is incorporated by reference herein from Exhibit 2.4 to Coach’s Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000
10.6	Real Estate Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.5 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.7	Master Transitional Services Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.8	Indemnification and Insurance Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.9	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.10	Coach, Inc. 2000 Stock Incentive Plan*
10.11	Coach, Inc. Executive Deferred Compensation Plan*
10.12	Coach, Inc. Performance-Based Annual Incentive Plan*
10.13	Coach, Inc. 2000 Non-Employee Director Stock Plan*
10.14	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors*

Exhibit
No.	Description

10.15	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.16	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.17	Secured Loan Agreement dated July 26, 2001 between Coach and Reed Krakoff*
10.18	Pledge, Assignment and Security Agreement dated July 26, 2001 between Coach and Reed Krakoff*
21.1	List of Subsidiaries of Coach*
23.1	Consent of Arthur Andersen LLP*

*	Previously filed

(b)	Reports on Form 8-K

      Current Report on Form 8-K, filed with the Commission on May 9, 2001.