Form 10-Q
period 2001-09-29
COACH INC
filed 2001-11-13
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 29, 2001

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16153

COACH, INC. (Exact name of registrant as specified in charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2242751 (I.R.S. Employer Identification No.)

516 West 34th Street, New York, NY 10001 (Address of principal executive offices); (Zip Code)
(212) 594-1850 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X____ No _______

On November 1, 2001, the Registrant had 43,439,792 outstanding shares of common stock, which is the Registrant’s only class of common stock. The document contains 24 pages excluding exhibits.

PART I

Item 1. Financial Statements

Coach, Inc. and Subsidiaries

Preface

The condensed consolidated financial statements for the thirteen weeks ended September 29, 2001 and September 30, 2000 included herein have not been audited by independent public accountants, but, in the opinion of Coach, Inc. (the “Company”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 29, 2001 and the results of operations and the cash flows for the periods presented herein have been made. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for the thirteen weeks ended September 29, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 29, 2002.

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

COACH, INC. CONDENSED CONSOLIDATED BALANCE SHEETS At September 29, 2001 and June 30, 2001 (amounts in thousands)
	September 29, 2001 (unaudited)	June 30, 2000
ASSETS
Cash and cash equivalents	$ 4,733	$ 3,691
Trade accounts receivable, net	33,693	20,608
Inventories	132,469	105,162
Deferred income taxes	13,920	13,921
Prepaid expenses and other current assets	11,173	8,185

Total current assets	195,988	151,567
Intangibles and other assets, net	28,777	15,695
Property and equipment, net	76,598	72,388
Deferred income taxes	19,061	19,061

Total assets	$ 320,424	$258,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 16,888	$ 14,313
Accrued liabilities	85,411	82,390
Revolving credit facility	40,500	7,700
Current portion of long term debt	75	45

Total current liabilities	142,874	104,448
Long-term debt	3,615	3,690
Other liabilities	2,988	2,259
Minority interest	14,095	—

Total liabilities	163,572	110,397
Stockholders’ equity	156,852	148,314

Total liabilities and stockholders’ equity	$ 320,424	$258,711

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (amounts in thousands, except per share data) (unaudited)

	Thirteen Weeks Ended
	September 29, 2001	September 30, 2000
Net sales	$ 150,702	$ 131,495
Cost of sales	54,131	49,564

Gross profit	96,571	81,931
Selling, general and administrative expenses	77,101	65,189
Reorganization costs	—	4,950

Operating income	19,470	11,792
Interest expense, net	447	113
Minority interest	(268)	—

Income before provision for income taxes	19,291	11,679
Provision for income taxes	6,753	4,088

Net income	$ 12,538	$ 7,591

Net income per share
Basic	$ 0.29	$ 0.22

Diluted	$ 0.28	$ 0.22

Shares used in computing net
income per share
Basic	43,657	35,026

Diluted	45,100	35,026

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Period July 1, 2000 to September 29, 2001 (amounts in thousands) (unaudited)

	Total Stockholders’ Equity	Preferred Stockholders’ Equity	Common Stockholders’ Equity	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Shares of Common Stock
Balances at July 1, 2000	$ 212,808	$ —	$ 350	$ —	$ 212,753	$ (295)		35,026
Net income	7,591	—	—	—	7,591	—	7,591
Capitalization of receivable from Sara Lee	(63,783)	—	—	—	(63,783)	—	—
Translation adjustments	(80)	—	—	—	—	(80)	(80)

Comprehensive income							$ 7,511

Balances at September 30, 2000	156,536	—	350	—	156,561	(375)		35,026
Net income	56,439	—	—	—	56,439	—	56,439
Assumption of long-term debt	(190,000)	—	—	—	(190,000)	—
Issuance of common stock, net	122,000	—	85	121,915	—	—		8,487
Exercise of stock options	2,046	—	2	2,044	—	—		173
Tax benefit from exercise of stock options	1,405	—	—	1,405	—	—
Translation adjustments	418	—	—	—	—	418	418
Minimum pension liability	(530)	—	—	—	—	(530)	(530)

Comprehensive income							$ 56,327

Balances at June 30, 2001	$ 148,314	$ —	$ 437	$ 125,364	$ 23,000	$ (487)		43,686
Net income	12,538	—	—	—	12,538	—	12,538
Exercise of stock options	2,510	—	1	2,509	—	—		116
Tax benefit from exercise of stock options	570	—	—	570	—	—
Repurchase of common stock	(7,657)	—	(3)	(5,277)	(2,377)	—	—	(330)
Translation adjustments	577	—	—	—	—	577	577	—

Comprehensive income							$ 13,115

Balances at September 29, 2001	$ 156,852	$ —	$ 435	$ 123,166	$ 33,161	$ 90		43,472

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (amounts in thousands) (unaudited)

	Thirteen Weeks Ended
	September 29, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 12,538	$ 7,591
Adjustments for noncash charges included in net income:
Depreciation	5,744	5,397
Amortization of intangibles	191	221
Reorganization costs	—	4,950
Tax benefit from exercise of stock options	570	—
Other noncash credits, net	309	1,626
Changes in current assets and liabilities:
Increase in trade accounts receivable	(8,623)	(9,288)
Decrease in receivable from Sara Lee	—	4,144
Increase in inventories	(16,376)	(17,300)
Decrease (increase) in deferred taxes	330	(1,732)
(Increase) decrease in other current assets and liabilities	(1,727)	547
(Decrease) increase in accounts payable	(260)	2,541
(Decrease) increase in accrued liabilities	(1,850)	3,016

Net cash (used in) from operating activities	(9,154)	1,713

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchases of property and equipment	(9,685)	(7,573)
Acquisition of business, net of cash acquired	(9,013)	—
Dispositions of property and equipment	353	49

Net cash used in investment activities	(18,345)	(7,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	14,363	—
Repurchase of common stock	(7,657)	—
Proceeds from exercise of stock options	2,510	—
Repayment of long-term debt	(45)	—
Borrowings from Sara Lee	—	139,363
Repayments to Sara Lee	—	(133,550)
Borrowings on Revolving Credit Facility	75,900	—
Repayments of Revolving Credit Facility	(56,530)	—

Net cash provided from financing activities	28,541	5,813

Increase in cash and equivalents	1,042	2
Cash and equivalents at beginning of period	3,691	162

Cash and equivalents at end of period	$ 4,733	$ 164

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

1. Basis of Presentation

The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the interim periods may not be representative of results to be expected for a full fiscal year. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current period’s classifications.

The balance sheet at June 30, 2001 was obtained from audited financial statements previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (2001 Form 10-K). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2001 Form 10-K.

2. Inventories

U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first out method) or market. Inventory costs include material, conversion costs, freight and duties.

Components of inventories are as follows:

	September 29, 2001		June 30, 2001
Finished goods	$ 131,560	(1)	$104,326
Work in process	331		257
Materials and supplies	578		579

Total inventory	$ 132,469		$105,162

(1)	Included in finished goods inventory is $10,505 of Japanese inventory previously on the former distributor’s balance sheet.

3. Debt

The initial LIBOR margin under the Fleet National Bank facility (“Fleet” facility) was 125 basis points. For the quarter ended September 29, 2001, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the quarter ended September 29, 2001 the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued) Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

During first quarter of fiscal 2002 the peak borrowings under the Fleet revolving credit facility were $40,975. In first quarter of fiscal 2001 the peak borrowings under the Sara Lee credit facility were $10,241. As of September 29, 2001, the outstanding borrowings under the Fleet facility were $40,500.

The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since its inception.

4. Coach Japan, Inc.’s Acquisition of Primary Distributor

On July 31, 2001, Coach Japan, Inc. (“CJI”) completed the purchase of 100% of the capital stock of PDC from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $9,018. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. With this acquisition, CJI will manage all locations currently operated by Mitsukoshi, who will remain a key retailer for the brand. Excess purchase price over fair market value of the underlying net assets was allocated to goodwill based on preliminary estimates of fair values and is subject to adjustment. Goodwill will be reviewed annually for impairment. The fair value of assets acquired was $24,154 and liabilities assumed were $20,732. Annual net sales of PDC were $47,476 for its full fiscal year ended February 28, 2001.

There are currently a total of 78 Coach locations in Japan, including 63 department stores and 15 retail stores managed by two distributors. CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations.

CJI plans to acquire the remaining distributor, representing 15% of distribution in Japan, before the end of the fiscal year.

5. Earnings Per Share

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued) Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

The following is a reconciliation of the weighted-average shares outstanding:

	Thirteen Weeks Ended
	Sept. 29, 2001	Sept. 30, 2000
Total basic shares	43,657	35,026

Dilutive securities
Employee benefit and stock award plans	180	—
Stock option programs	1,263	—

Total diluted shares	45,100	35,026

Diluted net income per share was $0.28 in first quarter of fiscal 2002. This reflects a weighted-average of the shares outstanding during the first quarter of fiscal 2002. Comparable net earnings per share would have been $0.25 after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first quarter of fiscal 2001.

6. Segment Information

The Company operates its business in two reportable segments: Direct to Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company owned retail and factory stores, the Coach catalog and the Internet constitute the Direct to Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through the joint venture in Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued) Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

Operating income is the gross margin of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

Thirteen Weeks Ended September 29, 2001	Direct to Consumer	Indirect	Corporate Unallocated
				Total

Net sales	$ 86,176	$ 64,526	$ —	$ 150,702
Operating income	19,706	28,332	(28,568)	19,470
Interest expense, net	—	—	447	447
Minority interest	—	—	(268)	(268)
Income (loss) before provision for income taxes	19,706	28,332	(28,747)	19,291
Provision for income taxes	—	—	6,753	6,753
Depreciation and amortization	3,901	1,462	572	5,935
Total assets	151,203	101,298	67,923	320,424
Additions to long-lived assets	8,721	9,255	727	18,703
Thirteen Weeks Ended September 30, 2000	Direct to Consumer	Indirect	Corporate Unallocated

				Total

Net Sales	$ 80,508	$ 50,987	$ —	$ 131,495
Operating income	20,052	22,126	(30,386)	11,792
Interest expense, net	—	—	113	113
Minority interest	—	—	—	—
Income (loss) before provision for income taxes	20,052	22,126	(30,499)	11,679
Provision for income taxes	—	—	4,088	4,088
Depreciation and amortization	3,067	394	2,157	5,618
Total assets	139,412	68,765	53,318	261,495
Additions to long-lived assets	6,238	899	436	7,573

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued) Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance.

	Thirteen Weeks Ended
	Sept. 29, 2001	Sept. 30, 2000

Manufacturing variances	$ (1,453)	$ (383)
Advertising, marketing and design	(10,005)	(8,928)
Administration and information systems	(11,223)	(10,276)
Distribution and customer service	(5,887)	(5,849)
Reorganization costs	—	(4,950)

Total corporate unallocated	$(28,568)	$(30,386)

Geographic Area Information

As of September 29, 2001, Coach operates 123 retail stores and 71 factory stores in the United States, two retail locations in the United Kingdom, and operates five manufacturing, distribution, product development and quality control locations in the United States, Puerto Rico, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. In addition, through CJI, Coach operates 66 retail locations in Japan.

Thirteen Weeks Ended September 29, 2001	United States	Japan	Other International(1)	Total
Net sales	$118,846	$16,660	$15,196	$150,702
Long-lived assets	97,197	7,866	312	105,375

Thirteen Weeks Ended September 30, 2000	United States	Japan	Other International(1)	Total

Net sales	$113,408	$10,147	$7,940	$131,495
Long-lived assets	99,456	—	576	100,032

Note (1) - Other International sales reflect shipments to third-party distributors primarily in East Asia and sales from Coach-operated retail stores in the United Kingdom.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued) Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

7. Derivative Instruments and Hedging Activities

Effective July 2, 2000, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company had not used foreign exchange instruments in the past. The cumulative effect of adoption of SFAS 133 did not result in a material impact on the Company’s financial position, results of operations or cash flows. As a result of the creation of CJI and its related acquisition in July 2001, the Company (through CJI) has entered into foreign currency hedging transactions and will experience currency fluctuations between the U.S. dollar and the Japanese yen. These transactions were not significant for the quarter ended September 29, 2001.

8. Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, the Company has recorded these activities within selling, general and administrative expenses. The Company adopted this consensus in the first quarter of fiscal 2002. In connection with this adoption, prior period amounts have been reclassified to the current year presentation. The effect of the adoption resulted in a reclassification of $3,669 and $3,057 from selling, general and administrative expense to a reduction in net sales for the quarters ended September 29, 2001 and September 30, 2000, respectively.

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this consensus in the first quarter of fiscal 2002 resulting in no goodwill amortization expense in fiscal 2002. Goodwill amortization of $316 was recorded in fiscal year 2001; of which $75 was recorded in the quarter ended September 30, 2000.

9. Terrorist Attacks

Coach operated a retail store in the World Trade Center since 1995. During fiscal 2001, the store generated sales of $4,382. As a result of the September 11th attack, the store has been closed. Inventory of $180 and fixed assets of $353 have been removed from those accounts and recorded as a receivable. Coach has held preliminary discussions with its insurance carriers and expects to fully recover these amounts. Accordingly, no gain or loss has been recognized at this time.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued) Thirteen Weeks Ended September 29, 2001 and September 30, 2000 (dollars and shares in thousands, except per share data) (unaudited)

It is anticipated that insurance claims for these amounts as well as losses relating to the Company’s business interruption coverage will be filed with the insurers in the second quarter of fiscal 2002.

10. Stock Repurchase Program

On September 17, 2001 the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80,000 may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time. During the first quarter of fiscal 2002, the company repurchased 330 shares at an average cost of $23.20 per share.

As of September 30, 2001, the Company has approximately $72,000 remaining in stock repurchase authorization.

11. Related Party Transaction

On July 26, 2001, Coach made a loan to Reed Krakoff, its President, Executive Creative Director, in the principal amount of $2,000. The loan bears interest at a rate of 5.12% per annum, compounded annually. This loan amount and the applicable accrued interest is recorded as a component of prepaid expenses and other current assets in the accompanying balance sheet. Repayments of $400 principal must be made on or before each of July 26, 2003, 2004, 2005; the remaining $800 of principal, together with all accrued interest under the loan, must be paid on or before July 26, 2006. Mr. Krakoff may repay these amounts at any time. As collateral for the loan, Mr. Krakoff pledged to Coach his options to purchase 150 shares of Coach common stock at a price of $16.00 per share, including the shares of stock and any cash or other property he receives upon exercise of or in exchange for those options. Mr. Krakoff would be obligated to repay the loan in full immediately following certain events of default, including his failure to make payments under the loan as scheduled, his bankruptcy or the termination of his employment with Coach for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 and a discussion of the changes in financial condition during the first quarter of fiscal 2002.

Net sales by business segment in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 are as follows:

	Thirteen Weeks Ended
	Net Sales			Percentage of Total Net Sales

	(unaudited)			(unaudited)
	Sept. 29, 2001	Sept. 30, 2000	Rate of Increase	Sept. 29, 2001	Sept. 30, 2000
	(dollars in millions)
Direct to consumer	$ 86.2	$ 80.5	7.0%	57.2%	61.2%
Indirect	64.5	51.0	26.5%	42.8	38.8

Total net sales	$150.7	$131.5	14.6%	100.0%	100.0%

Consolidated statements of income for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 are as follows:
	Thirteen Weeks Ended (dollars in millions*, except for earnings per share)
	Sept. 29, 2001 (unaudited)		Sept. 30, 2000 (unaudited)
	$	% of net sales	$	% of net sales
Net sales	$ 149.9	99.4%	$130.9	99.6%
Licensing revenue	0.8	0.6	0.6	0.4

Total net sales	150.7	100.0	131.5	100.0

Gross profit	96.6	64.1	81.9	62.3
Selling, general and
administrative expenses	77.1	51.2	65.2	49.6

Operating income before
reorganization costs	19.5	12.9	16.8	12.7
Reorganization costs	—	—	5.0	3.8

Operating income	19.5	12.9	11.8	9.0
Net interest expense	0.4	0.3	0.1	0.1
Minority interest	(0.3)	(0.2)	—	—

Income before provision for
income taxes	19.3	12.8	11.7	8.9
Provision for income taxes	6.8	4.5	4.1	3.1

Net income	$ 12.5	8.3%	$ 7.6	5.8%

* Components may not add to total due to rounding

	Thirteen Weeks Ended
	Sept. 29, 2001	Sept. 30, 2000
Net income per share:
Basic	$ 0.29	$ 0.22	(1)
Diluted	$ 0.28	$ 0.22	(1)
Weighted-average number of common shares:
Basic	43,657	35,026
Diluted	45,100	35,026
(1)	$0.25 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first quarter of fiscal 2001.

First Quarter Fiscal 2002 Compared to First Quarter Fiscal 2001

Net Sales

Net sales increased by 14.6% to $150.7 million in the first quarter of fiscal 2002, from $131.5 million during the same period in fiscal 2001. These results reflect increased volume in both the direct to consumer and the indirect segments.

Direct to Consumer. Net sales increased 7.0% to $86.2 million during the first quarter of fiscal 2002, from $80.5 million during the same period for fiscal 2001. This increase was primarily due to new store openings and store renovations and expansions, partially offset by negative comparable store sales. Since the end of the first quarter of fiscal 2001, Coach has opened 18 new retail stores and eight new factory stores. In addition, 24 retail stores and four factory stores were remodeled while four retail stores were expanded. Coach also lost the store in the World Trade Center and closed one retail store since the end of the first quarter of fiscal 2001.

Indirect. Net sales primarily attributable to domestic and international shipments increased 26.5% to $64.5 million in the first quarter of fiscal 2002 from $51.0 million during the same period of fiscal 2001. This increase was driven by strong gains in the international division, highlighted by the continued double-digit increases in comparable location sales to Japanese consumers worldwide. Also contributing to the sales growth was the formation and consolidation of Coach Japan, Inc. (“CJI”). CJI sales to consumers are recorded at retail, versus sales to the former distributor which were recorded at wholesale value.

Gross Profit

Gross profit increased 17.9% to $96.6 million in the first quarter of fiscal 2002 from $81.9 million during the same period in fiscal 2001. Gross margin increased 180 basis points to 64.1% in the first quarter of fiscal 2002 from 62.3% during the same in period in fiscal 2001. This improvement was primarily driven by a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections and sourcing cost reductions. In addition, gross margin benefited from CJI’s acquisition of the former distributor on July 31, 2001.

The following chart illustrates the gross margin performance the Company has experienced over the last five quarters.

	Fiscal Year Ended June 30, 2001				Fiscal Year Ended June 29, 2002
	Q1	Q2 (unaudited)	Q3	Q4	Q1 (unaudited)

Gross Margin	62.3%	64.9%	64.0%	62.6%	64.1%

Selling, General and Administrative Expenses

Selling general and administrative expenses increased 18.3% to $77.1 million in the first quarter of fiscal 2002 from $65.2 million during the same period in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses during the first quarter of fiscal 2002 were 51.2% compared to 49.6% during the first quarter of fiscal 2001. The increase, in absolute dollars and as a percentage to sales, was caused primarily by the inclusion of CJI. In the prior year these costs were borne by the former distributor.

Selling expenses increased by 25.7% to $48.3 million, or 32.1% of net sales, in the first quarter of fiscal 2002 from $38.4 million, or 29.2% of net sales, during the same period in fiscal 2001. The increase was primarily due to operating costs associated with CJI and operating costs associated with stores that were not open until after the first quarter of fiscal 2001. 18 new retail stores and eight new factory stores that were operating during the first quarter of fiscal 2002 were not open in the first quarter of fiscal 2001. Additionally, 2 stores were permanently closed since the end of the first quarter of fiscal 2001.

Advertising, marketing, and design costs increased by 11.1% to $11.1 million, or 7.4% of net sales, in the first quarter of fiscal 2002, from $10.0 million, or 7.6% of net sales, during the same period in fiscal 2001. The dollar increase was primarily due to increased staffing costs.

Distribution and customer service costs of $6.4 million, in the first quarter of fiscal 2002, were flat versus the first quarter of fiscal 2001. As a percentage of sales, distribution and customer service costs represented 4.2% in the first quarter of fiscal 2002 versus 4.9% in the first quarter of fiscal 2001. The percentage decrease, in relation to sales, reflected continued efficiency gains at our distribution and customer service facility.

Administrative expenses increased by 9.2% to $11.2 million, or 7.4% of net sales, in the first quarter of fiscal 2002 from $10.3 million, or 7.8% of net sales, during the same period in fiscal 2001. The absolute dollar increase in these expenses was due to higher performance based compensation costs, partially offset by lower fringe benefit and employee staffing costs.

Reorganization Costs

In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley, Florida facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach had recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. This reorganization cost included $3.2 million for worker separation costs, $0.8 million for lease termination costs and $1.0 million for the write down of long-lived assets to estimated net realizable value. By the end of fiscal 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed.

Operating Income

Operating Income increased 65.1% to $19.5 million in the first quarter of fiscal 2002 from $11.8 million in the first quarter of fiscal 2001. Before the impact of reorganization costs in the first quarter of fiscal 2001, operating income increased 16.3% to $19.5 million from $16.7 million during the same period in fiscal 2001. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Expense

Net interest expense increased to $0.4 million, or 0.3% of net sales, in the first quarter of fiscal 2002 from $0.1 million or 0.1% of net sales, in first quarter of fiscal 2001. The increase was due to interest expense on borrowings under the Fleet National Bank facility (“Fleet” facility).

Minority Interest

Minority interest was $0.3 million in first quarter of fiscal 2002. Included in minority interest was the joint venture partner’s portion of the net loss generated from the operations of CJI.

Income Taxes

The effective tax rate increased to 35.5% in the first quarter of fiscal 2002 from 35.0% in the first quarter of fiscal 2001. This increase was caused by a lower percentage of income in fiscal 2002 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

Net Income

Net income increased 65.2% to $12.5 million in the first quarter of fiscal 2002 from $7.6 million in the first quarter of fiscal 2001. Before the impact of reorganization costs in the first quarter of fiscal 2001, net income increased 16.0% to $12.5 million from $10.8 million during the same period in fiscal 2001. This increase was the result of increased operating income partially offset by a higher provision for taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash used in operating and investing activities was $27.5 million for the first quarter of fiscal 2002. Net cash used in operating and investing activities was $5.8 million in the same period of fiscal 2001, a period not fully comparable since it represented our last quarter as a division of Sara Lee. The year-to-year increase was the result of increased working capital requirements due in large part to the Company’s joint venture in Japan and the acquisition of PDC, partially offset by higher first quarter earnings.

Capital expenditures amounted to $9.7 million in the first quarter of fiscal 2002, compared to $7.6 million in the first quarter of fiscal 2001 and in both periods related primarily to new and renovated retail stores. The Company’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash provided from financing activities was $28.5 million for the first quarter of fiscal 2002 as compared to $5.8 million in the comparable period of fiscal 2001. The year-to-year increase results from a net increase in borrowings under the Company’s revolving credit facility, proceeds received from its joint venture partner and proceeds from the exercise of stock options. These amounts were partially offset by funds expended to repurchase common stock.

On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing permitted under this facility was $75 million. Interest accrued at US dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility earned interest at US dollar LIBOR minus 20 basis points. The credit facility contained certain covenants, all of which were complied with. This facility was terminated on February 27, 2001.

To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, entered into a $100 million senior unsecured revolving credit facility. Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either a rate of LIBOR plus a margin or the prime rate announced by Fleet.

The initial LIBOR margin under the facility was 125 basis points. For the quarter ended September 29, 2001, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the quarter ended September 29, 2001 the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since its inception.

The Company plans to open at least 20 new U.S. retail stores in fiscal year 2002, of which four were opened at the end of the first quarter. The Company also expects to complete its store renovations program by the end of fiscal 2002. The Company expects that fiscal 2002 capital expenditures for new U.S. retail stores will be approximately $14 million and that capital expenditures for U.S. store renovations will be approximately $10 million. Coach intends to finance these investments from internally generated cash flow or by using funds from our revolving credit facility. Historically, new store opening costs are expensed as incurred and have not been significant to its results.

The Company experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as the Company generates consumer sales and collects wholesale accounts receivable. In the first quarter of fiscal 2002, the Company purchased approximately $70 million of inventory, which was funded by operating cash flow and by borrowings under its revolving credit facility. As of September 29, 2001, borrowings under the revolving credit facility were $40.5 million. The Company expects to repay the borrowings under the revolving credit facility in the second fiscal quarter. Coach believes that its operating cash flow, together with its revolving credit facility, will provide sufficient capital to fund its operations for the foreseeable future.

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

Risk Factors

This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, or “continue”, or the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other factors as set forth in the Company’s Form 10-K for the fiscal year ended June 30, 2001. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 29, 2001 the Company projects that approximately 81% of its fiscal year 2002 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Spain, Turkey, Thailand, Taiwan, Korea,

Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by the Company using any derivative instruments. The Company had not used foreign exchange instruments in the past. As a result of the creation of CJI and its related acquisition in July 2001, the Company (through CJI) has entered into foreign currency hedging transactions and will experience currency fluctuations between the U.S. dollar and the Japanese yen.

Interest Rate

The Company has a fixed rate long-term debt related to the Jacksonville distribution center, in the amount of $3.6 million as of September 29, 2001, and uses a sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At September 29, 2001, the effect on the fair value of this debt of a 10% change in market interest rates would be approximately $0.2 million. The Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

PART II

Item 4. Submission of Matters to a Vote of Security-Holders

In connection with the 2001 Annual Meeting of Stockholders held on November 7, 2001 (the “Meeting”), stockholders were asked to vote with respect to five proposals. A total of 38,201,516 votes were cast as follows:

Proposal Number 1 — Election of Directors — The following persons received that number of votes set forth beside their respective names:

Name	Votes For	Votes Withheld
Joseph Ellis	30,963,213	7,238,303
Lew Frankfort	25,535,876	12,665,640
Sally Frame Kasaks	31,871,472	6,330,044
Irene Miller	32,106,109	6,095,407
Keith Monda	31,888,811	6,312,705
Michael Murphy	32,105,042	6,096,474

Proposal Number 2 — Approval of the Coach, Inc. 2000 Stock Incentive Plan and the reservation of a total of 7,400,792 shares of common stock of the Company for issuance thereunder:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
22,842,925	11,164,571	278,326	3,915,694

Proposal Number 3 — Approval of the Coach, Inc. Non-Employee Director Stock Plan and the reservation of shares of common stock of the Company for issuance thereunder:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
30,964,200	3,034,204	287,418	3,915,694

Proposal Number 4 — Approval of the Coach, Inc. Performance-Based Annual Incentive Plan and the $2,000,000 maximum annual award for any individual thereunder:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
33,098,161	914,769	273,090	3,915,496

Proposal Number 5 — Approval of the Coach, Inc. 2001 Employee Stock Purchase Plan and the reservation of a total of 300,000 shares of common stock of the Company for issuance thereunder:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
33,502,425	515,837	267,758	3,915,496

Item 5. Exhibits and Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

COACH, INC. (Registrant)

By:	/s/ Richard P. Randall
Name: Richard P. Randall Title: Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: November 9, 2001

24