Form 10-Q
period 2001-12-29
COACH INC
filed 2002-02-06
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1–16153 COACH, INC. (Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

516 West 34thStreet, New York, NY 10001
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

Yes ___X____      No ________

On January 25, 2002, the Registrant had 44,128,833 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 28 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

2

PART I

Item 1.	Financial Statements

Coach, Inc. and Subsidiaries

Preface

     The condensed consolidated financial statements for the thirteen and twenty-six weeks ended December 29, 2001 and December 30, 2000 included herein have not been audited by independent public accountants, but, in the opinion of Coach, Inc. (the “Company”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 29, 2001 and the results of operations and the cash flows for the periods presented herein have been made. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for the twenty-six weeks ended December 29, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 29, 2002.

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

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS At December 29, 2001 and June 30, 2001 (amounts in thousands)

	December 29, 2001	June 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$ 66,523	$ 3,691
Trade accounts receivable, net	29,139	20,608
Inventories	115,424	105,162
Other current assets	31,362	22,106

Total current assets	242,448	151,567
Intangibles and other assets, net	25,501	15,695
Property and equipment, net	81,776	72,388
Deferred income taxes	19,061	19,061

Total assets	$368,786	$258,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 21,980	$ 14,313
Accrued liabilities	97,657	82,390
Revolving credit facilities	15,917	7,700
Current portion of long term debt	75	45

Total current liabilities	135,629	104,448

Long-term debt	3,615	3,690
Other liabilities	3,019	2,259
Minority interest	14,897	—

Total liabilities	157,160	110,397

Stockholders’ equity	211,626	148,314

Total liabilities and stockholders’ equity	$368,786	$258,711

See accompanying Notes to Condensed Consolidated Financial Statements. 4

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000 (amounts in thousands, except per share data) (unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
Net sales	$235,750	$211,028	$386,452	$342,523

Cost of sales	74,132	74,146	128,263	123,710

Gross profit	161,618	136,882	258,189	218,813
Selling, general and administrative
expenses	91,677	75,170	168,778	140,359
Reorganization costs	—	—	—	4,950

Operating income	69,941	61,712	89,411	73,504
Interest expense, net	221	1,399	668	1,512

Income before provision for
income taxes and minority interest	69,720	60,313	88,743	71,992
Provision for income taxes	24,752	21,109	31,505	25,197
Minority interest, net of tax	802	—	534	—

Net income	$ 44,166	$ 39,204	$ 56,704	$ 46,795

Net income per share
Basic	$ 1.01	$ 0.90	$ 1.30	$ 1.19

Diluted	$ 0.99	$ 0.88	$ 1.26	$ 1.18

Shares used in computing net
income per share
Basic	43,690	43,513	43,702	39,270

Diluted	44,707	44,513	44,932	39,769

See accompanying Notes to Condensed Consolidated Financial Statements. 5

COACH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Period July 3, 1999 to December 29, 2001 (amounts in thousands) (unaudited)

	Total Stockholders’ Equity	Preferred Stockholders’ Equity	Common Stockholders’ Equity	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Shares of Common Stock
Balances at July 3, 1999	$ 203,162	$ —	$ 350	$ —	$ 203,616	$(804)		35,026

Net income	38,603	—	—	—	38,603	—	38,603
Equity distribution	(29,466)	—	—	—	(29,466)	—	—
Translation adjustments	152	—	—	—	—	152	152
Minimum pension liability	357	—	—	—	—	357	357

Comprehensive income							$ 39,112

Balances at June 1, 2000	212,808	—	350	—	212,753	(295)		35,026

Net income	64,030	—	—	—	64,030	—	64,030
Capitalization of receivable from Sara Lee	(63,783)	—	—	—	(63,783)	—	—
Assumption of long-term debt	(190,000)	—	—	—	(190,000)	—	—
Issuance of common stock, net	122,000	—	85	121,915	—	—	—	8,487
Exercise of stock options	2,046	—	2	2,044	—	—	—	173
Tax benefit from exercise of stock options	1,405	—	—	1,405	—	—	—
Translation adjustments	338	—	—	—	—	338	338
Minimum pension liability	(530)	—	—	—	—	(530)	(530)

Comprehensive income							$ 63,838

Balances at June 30, 2001	$ 148,314	$ —	$ 437	$ 125,364	$ 23,000	$(487)		43,686

Net income	56,704	—	—	—	56,704	—	56,704
Exercise of stock options	11,918	—	8	11,910	—	—	—	781
Tax benefit from exercise of stock options	4,818	—	—	4,818	—	—	—
Repurchase of common stock	(9,848)	—	(4)	(6,876)	(2,968)	—	—	(430)
Translation adjustments	(280)	—	—	—	—	(280)	(280)

Comprehensive income							$ 56,424

Balances at December 29, 2001	$ 211,626	$ —	$ 440	$ 135,216	$ 76,736	$(767)		44,037

See accompanying Notes to Condensed Consolidated Financial Statements. 6

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000 (amounts in thousands) (unaudited)

	Twenty-Six Weeks Ended
	December 29, 2001	December 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 56,704	$ 46,795
Adjustments for noncash charges included in net income:
Depreciation	11,636	11,002
Amortization of intangibles	661	445
Reorganization costs	—	4,950
Tax benefit from exercise of stock options	4,818	—
Other noncash credits, net	249	52
Changes in current assets and liabilities:
(Increase) in trade accounts receivable	(4,069)	(13,131)
Decrease in receivable from Sara Lee	—	11,304
Decrease in inventories	669	724
(Increase) decrease in deferred taxes	(3)	494
(Increase) decrease in other current assets and liabilities	(4,826)	1,569
Increase in accounts payable	4,832	5,268
Increase in accrued liabilities	10,884	17,092

Net cash from operating activities	81,555	86,564

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(21,238)	(17,003)
Acquisition of business, net of cash acquired	(9,013)	—
Dispositions of property and equipment	353	807

Net cash used in investment activities	(29,898)	(16,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	14,363	—
Issuance of common stock	—	122,000
Repurchase of common stock	(9,848)	—
Proceeds from exercise of stock options	11,918	—
Repayment of long-term debt	(45)	(144,000)
Borrowings from Sara Lee	—	319,043
Repayments to Sara Lee	—	(362,242)
Borrowings on revolving credit facility agreements	152,277	—
Repayments of revolving credit facility agreements	(157,490)	—

Net cash provided from (used in) financing activities	11,175	(65,199)

Increase in cash and equivalents	62,832	5,169
Cash and equivalents at beginning of period	3,691	162

Cash and equivalents at end of period	$ 66,523	$ 5,331

See accompanying Notes to Condensed Consolidated Financial Statements. 7

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
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

     The balance sheet at June 30, 2001 was obtained from audited financial statements previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 Form 10-K”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2001 Form 10-K.

2.	Inventories

     U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventory costs include material, conversion costs, freight and duties.

     Components of inventories are as follows:

	December 29, 2001		June 30, 2001
Finished goods	$114,784	(1)	$104,326
Work in process	280		257
Materials and supplies	360		579

Total inventory	$115,424		$105,162

(1)	Included in finished goods inventory is $12,107 of Japanese inventory previously included on the former distributor’s balance sheet.

3.	Debt

The initial LIBOR margin under the Fleet National Bank facility (the “Fleet facility”) was 125 basis points. For the quarter ended December 29, 2001, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the quarter ended December 29, 2001, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

8

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

     During the first half of fiscal 2002 the peak borrowings under the Fleet facility were $46,850. In the first half of fiscal 2001 the peak borrowings under the Sara Lee credit facility were $14,130. As of December 29, 2001, the borrowings under the Fleet facility were fully repaid from operating cash flow. This facility remains available for seasonal working capital requirements or general corporate purposes.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since its inception.

     In order to provide funding for working capital, the acquisition of distributors and general corporate purposes, Coach Japan, Inc. (“CJI”), a 50% owned subsidiary, has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 5.7 billion yen or approximately $45,800. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These facilities contain various covenants and customary events of default. CJI has been in compliance with all covenants since their inception. Coach, Inc. is not a guarantor on any of these facilities.

     During the first half of fiscal 2002 the peak borrowings under the Japanese credit facilities were $15,917. As of December 29, 2001, the outstanding borrowings under the Japanese facilities were $15,917.

4.	Coach Japan, Inc.’s Acquisition of Primary Distributor

     On July 31, 2001, CJI completed the purchase of 100% of the capital stock of PDC from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $9,018. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. With this acquisition, CJI manages all locations currently operated by Mitsukoshi, who will remain a key retailer for the brand. Excess purchase price over fair market value of the underlying net assets was allocated to goodwill based on preliminary estimates of fair values and is subject to adjustment. Goodwill will be reviewed annually for impairment. The fair value of assets acquired was $24,154 and liabilities assumed were $20,732. Annual net sales of PDC were $47,476 for its full fiscal year ended February 28, 2001. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

     There are currently a total of 81 Coach locations in Japan, including 67 department stores and 14 retail stores managed by CJI and another distributor. CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

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

     The following is a reconciliation of the weighted-average shares outstanding:

	Thirteen Weeks Ended
	Dec. 29, 2001	Dec. 30, 2000
Total basic shares	43,690	43,513

Dilutive securities
Employee benefit and stock award plans	181	165
Stock option programs	836	835

Total diluted shares	44,707	44,513

	Twenty-Six Weeks Ended
	Dec. 29, 2001	Dec. 30, 2000
Total basic shares	43,702	39,270

Dilutive securities

Employee benefit and stock award plans	180	82
Stock option programs	1,050	417

Total diluted shares	44,932	39,769

     Diluted net income per share was $1.26 in first half of fiscal 2002. This reflects a weighted-average of the shares outstanding during the first half of fiscal 2002. Comparable net earnings per share would have been $1.14 after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first half of fiscal 2001.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

6.	Segment Information

     The Company operates its business in two reportable segments: Direct to Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company operated retail and factory stores, the Coach catalog and the Internet constitute the Direct to Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through the joint venture in Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments.

     Operating income is the gross profit of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

Thirteen Weeks Ended December 29, 2001	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$160,498	$75,252	$ —	$235,750
Operating income	63,669	32,047	(25,775)	69,941
Interest expense, net	—	—	221	221
Income (loss) before provision
for income taxes and minority interest	63,669	32,047	(25,996)	69,720
Provision for income taxes	—	—	24,752	24,752
Minority interest, net of tax	—	—	802	802
Depreciation and amortization	4,036	431	1,875	6,342
Total assets	150,367	94,299	124,120	368,786
Additions to long-lived assets	8,691	1,283	1,579	11,553

Thirteen Weeks Ended December 30, 2000	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$145,732	$65,296	$ —	$211,028
Operating income	59,216	29,868	(27,372)	61,712
Interest expense, net	—	—	1,399	1,399
Income (loss) before provision
for income taxes and minority interest	59,216	29,868	(28,771)	60,313
Provision for income taxes	—	—	21,109	21,109
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	3,443	376	2,010	5,829
Total assets	136,702	64,230	83,100	284,032
Additions to long-lived assets	7,713	683	1,034	9,430

11

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

Twenty-Six Weeks Ended December 29, 2001	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$246,674	$139,778	$ —	$386,452
Operating income	83,375	60,379	(54,343)	89,411
Interest expense, net	—	—	668	668
Income (loss) before provision
for income taxes and minority interest	83,375	60,379	(55,011)	88,743
Provision for income taxes	—	—	31,505	31,505
Minority interest, net of tax	—	—	534	534
Depreciation and amortization	7,938	967	3,392	12,297
Total assets	150,367	94,299	124,120	368,786
Additions to long-lived assets	17,412	10,539	2,305	30,256

Twenty-Six Weeks Ended December 30, 2000	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$226,240	$116,283	$ —	$342,523
Operating income	79,268	51,994	(57,758)	73,504
Interest expense, net	—	—	1,512	1,512
Income (loss) before provision
for income taxes and minority interest	79,268	51,994	(59,270)	71,992
Provision for income taxes	—	—	25,197	25,197
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	6,510	770	4,167	11,447
Total assets	136,702	64,230	83,100	284,032
Additions to long-lived assets	13,951	1,582	1,470	17,003

The following is a summary of the common costs not allocated in the determination of segment performance.

	Thirteen Weeks Ended
	Dec. 29, 2001	Dec. 30, 2000
Manufacturing variances	$ 1,501	$(1,470)
Advertising, marketing and design	(13,664)	(13,848)
Administration and information systems	(6,895)	(5,408)
Distribution and customer service	(6,717)	(6,646)
Reorganization costs	—	—

Total corporate unallocated	$(25,775)	$(27,372)

12

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

	Twenty-Six Weeks Ended
	Dec. 29, 2001	Dec. 30, 2000
Manufacturing variances	$ 48	$(1,853)
Advertising, marketing and design	(23,667)	(22,776)
Administration and information systems	(18,120)	(15,684)
Distribution and customer service	(12,604)	(12,495)
Reorganization costs	—	(4,950)

Total corporate unallocated	$(54,343)	$(57,758)

Geographic Area Information

     As of December 29, 2001, Coach operates 132 retail stores and 72 factory stores in the United States, two retail locations in the United Kingdom, and five manufacturing, distribution, product development and quality control locations in the United States, Puerto Rico, Italy and China. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through CJI, Coach operates 66 retail locations in Japan.

	United States	Japan	Other International(1)	Total
Thirteen Weeks Ended December 29, 2001
Net sales	$202,829	$27,026	$5,895	$235,750
Long-lived assets	101,997	5,021	259	107,277

	United States	Japan	Other International(1)	Total
Thirteen Weeks Ended December 30, 2000
Net sales	$189,883	$14,224	$6,921	$211,028
Long-lived assets	97,466	—	475	97,941

13

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

	United States	Japan	Other International(1)	Total
Twenty-Six Weeks Ended December 29, 2001
Net sales	$321,675	$43,686	$21,091	$386,452
Long-lived assets	101,997	5,021	259	107,277

	United States	Japan	Other International(1)	Total
Twenty-Six Weeks Ended December 30, 2000
Net sales	$303,291	$24,371	$14,861	$342,523
Long-lived assets	97,466	—	475	97,941

Note (1) —Other International sales reflect shipments to third-party distributors primarily in East Asia and sales from Coach-operated retail stores in the United Kingdom.

7.	Derivative Instruments and Hedging Activities

     Effective July 2, 2000, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The cumulative effect of adoption of SFAS 133 did not result in a material impact on the Company’s financial position, results of operations or cash flows. The Company had not used foreign exchange instruments prior to the formation of CJI.

     The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI. The Company enters into certain foreign currency derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. These transactions are in accordance with Company risk management policies. The Company does not enter into derivative transactions for trading purposes. The fair value of these instruments at December 29, 2001 was not material.

8.	Recent Accounting Pronouncements

     In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, the Company has recorded these activities within selling, general and administrative expenses. The Company adopted this consensus in the first quarter of fiscal 2002. In connection with this adoption, prior period amounts have been reclassified to conform with the current year’s presentation. The effect of the adoption resulted in a reclassification of $6,250 and $6,187 from selling, general and administrative expense to a reduction in net sales for the six months ended December 29, 2001 and December 30, 2000, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and No. 142, Goodwill and “Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this consensus in the first quarter of fiscal 2002 resulting in no goodwill amortization expense in fiscal 2002. Goodwill amortization of $158 was recorded in the six months ended December 30, 2000.

     In November 2001, the EITF reached consensus on Issue 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Related to their discussion of the topic, the EITF also reached consensus on Issue 01-13 “Income Statement Display of Business Interruption Insurance Recoveries”. These issues primarily relate to supplemental disclosure of the impact of the terrorist attacks and the recognition of business interruption insurance recoveries. Refer to Note 9 “Terrorist Attacks”, for discussion of the relevant impact on the Coach business and financial statements.

9.	Terrorist Attacks

     Coach operated a retail store in the World Trade Center since 1995. During fiscal 2001, the store generated sales of $4,382. As a result of the September 11th attack, the store has been closed. Inventory of $180 and fixed assets of $353 have been removed from those accounts and Coach has received a preliminary payment under its property insurance coverage.

     Preliminary losses relating to the Company’s business interruption coverage have been filed with the insurers. Coach has held preliminary discussions with its insurance carriers and expects to fully recover these losses. No gain or loss has been recognized at this time under the Company’s business interruption coverage.

10.	Stock Repurchase Program

     On September 17, 2001 the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80,000 may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time. During the first half of fiscal 2002, the Company repurchased 430 shares at an average cost of $22.90 per share.

     As of December 31, 2001, the Company has approximately $70,000 remaining in stock repurchase authorization.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
(dollars and shares in thousands, except per share data)
(unaudited)

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

12.	Subsequent Events

     On January 1, 2002, CJI completed the buyout of the distribution rights and assets from J. Osawa and Company, Ltd.. Excess purchase price over fair market value of the acquired assets will be allocated to goodwill based on preliminary estimates of fair values and is subject to adjustment. Goodwill will be reviewed annually for impairment. The fair value of the assets acquired was $5,550.

     On January 23, 2002, management of Coach announced a plan to cease production at the Lares, Puerto Rico manufacturing facility by the end of March 2002. This reorganization involves the termination of 397 manufacturing, warehousing and management employees at the Lares, Puerto Rico facility. These actions will reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach will record a reorganization cost of approximately $4,500 in the third quarter. The reorganization cost includes $2,300 for worker separation costs, $1,000 for lease termination costs and $1,200 for the write down of long-lived assets to estimated net realizable value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001 and a discussion of the changes in financial condition during the first six months of fiscal 2002.

Second Quarter Fiscal 2002 Compared to Second Quarter Fiscal 2001

     Net sales by business segment in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 are as follows:

	Thirteen Weeks Ended
	Net Sales			Percentage of Total Net Sales
	(unaudited)			(unaudited)
	Dec. 29, 2001	Dec. 30, 2000	Rate of Increase	Dec. 29, 2001	Dec. 30, 2000
	(dollars in millions)
Direct to consumer	$ 160.5	$ 145.7	10.1%	68.1%	69.1%
Indirect	75.3	65.3	15.3%	31.9	30.9

Total net sales	$ 235.8	$ 211.0	11.7%	100.0%	100.0%

Consolidated statements of income for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 are as follows:

	Thirteen Weeks Ended
	(dollars in millions *, except for earnings per share)
	Dec. 29, 2001		Dec. 30, 2000
	(unaudited)		(unaudited)
	$	% of total net sales	$	% of total net sales
Net sales	$ 235.0	99.7%	$ 210.5	99.8%
Licensing revenue	0.7	0.3	0.5	0.2

Total net sales	235.8	100.0	211.0	100.0

Gross profit	161.6	68.6	136.9	64.9
Selling, general and
administrative expenses	91.7	38.9	75.2	35.6

Operating income	69.9	29.7	61.7	29.2
Net interest expense	0.2	0.1	1.4	0.7

Income before provision for
income taxes and minority interest	69.7	29.6	60.3	28.6
Provision for income taxes	24.8	10.5	21.1	10.0
Minority interest, net of tax	0.8	0.3	—	—

Net income	$44.2	18.7%	$39.2	18.6%

* Components may not add to total due to rounding. 17

	Thirteen Weeks Ended
	Dec. 29, 2001	Dec. 30, 2000
Net income per share:
Basic	$ 1.01	$ 0.90
Diluted	$ 0.99	$ 0.88
Weighted-average number of common shares:
Basic	43,690	43,513
Diluted	44,707	44,513

Net Sales

     Net sales increased by 11.7% to $235.8 million in the second quarter of fiscal 2002, from $211.0 million during the same period in fiscal 2001. These results reflect increased volume in both the direct to consumer and the indirect segments.

     Direct to Consumer. Net sales increased 10.1% to $160.5 million during the second quarter of fiscal 2002, from $145.7 million during the same period for fiscal 2001. This increase was primarily due to new store openings, store renovations and expansions and modest comparable store sales growth. Since the end of the second quarter of fiscal 2001, Coach has opened 20 new retail stores and seven new factory stores. In addition, 19 retail stores and six factory stores were remodeled while three retail stores were expanded. Coach also lost the store in the World Trade Center and closed one retail store since the end of the second quarter of fiscal 2001.

     Indirect. Net sales increased 15.3% to $75.3 million in the second quarter of fiscal 2002 from $65.3 million during the same period of fiscal 2001. This increase was a result of both the consolidation of Coach Japan, Inc. (“CJI”) and continued double-digit increases in comparable store sales in Japan. CJI sales to consumers are recorded at retail, versus sales to the former distributor which were recorded at wholesale value.

Gross Profit

     Gross profit increased 18.1% to $161.6 million in the second quarter of fiscal 2002 from $136.9 million during the same period in fiscal 2001. Gross margin increased 370 basis points to 68.6% in the second quarter of fiscal 2002 from 64.9% during the same in period in fiscal 2001. This improvement was primarily driven by CJI’s acquisition of the former distributor on July 31, 2001 and sourcing cost initiatives.

     The following chart illustrates the gross margin performance the Company has experienced over the last six quarters.

	Fiscal Year Ended June 30, 2001				Fiscal Year Ending June 29, 2002
	Q1	Q2	Q3	Q4	Q1	Q2
	(unaudited)				(unaudited)
Gross Margin	62.3%	64.9%	64.0%	62.6%	64.1%	68.6%

18

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 22.0% to $91.7 million in the second quarter of fiscal 2002 from $75.2 million during the same period in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses during the second quarter of fiscal 2002 were 38.9% compared to 35.7% during the same period in fiscal 2001. The increase, in absolute dollars and as a percentage to sales, was caused primarily by the inclusion of CJI selling, general and administrative expenses. In the prior year these costs were borne by the former distributor.

     Selling expenses increased by 34.1% to $60.9 million, or 25.8% of net sales, in the second quarter of fiscal 2002 from $45.5 million, or 21.5% of net sales, during the same period in fiscal 2001. The increase was primarily due to operating costs associated with CJI and operating costs associated with U.S. stores that were not open until after the second quarter of fiscal 2001. Twenty new retail stores and seven new factory stores that were operating during the second quarter of fiscal 2002 were not open in the second quarter of fiscal 2001. Additionally, two stores were permanently closed since the end of the second quarter of fiscal 2001.

     Advertising, marketing, and design costs decreased by 0.3% to $16.6 million, or 6.8% of net sales, in the second quarter of fiscal 2002, from $17.1 million, or 8.1% of net sales, during the same period in fiscal 2001. The dollar decrease was primarily due to the leveraging of cost through focused media placements, partially offset by increased staffing costs.

     Distribution and customer service costs of $7.2 million,in the second quarter of fiscal 2002, were flat versus the second quarter of fiscal 2001. As a percentage of sales, distribution and customer service costs declined to 3.1% in the second quarter of fiscal 2002 versus 3.4% in the second quarter of fiscal 2001. The percentage decrease, in relation to sales, reflected continued efficiency gains at the distribution and customer service facility.

     Administrative expenses increased by 27.6% to $6.9 million, or 2.9% of net sales, in the second quarter of fiscal 2002 from $5.4 million, or 2.6% of net sales, during the same period in fiscal 2001. The absolute dollar increase in these expenses was primarily due to increased staffing costs and consulting services related to Coach becoming a stand-alone company.

Operating Income

     Operating income increased 13.3% to $69.9 million, or 29.7% of net sales, in the second quarter of fiscal 2002 from $61.7 million, or 29.2% of net sales, during the same period in fiscal 2001. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Expense

     Net interest expense decreased to $0.2 million, or 0.1% of net sales, in the second quarter of fiscal 2002 from $1.4 million or 0.7% of net sales, in second quarter of fiscal 2001. The dollar decrease was due to reduced borrowings in fiscal 2002.

Income Taxes

     The effective tax rate increased to 35.5% in the second quarter of fiscal 2002 from 35.0% during the same period in fiscal 2001. This increase was caused by a lower percentage of income in fiscal 2002 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

Minority Interest

     Minority interest, net of tax, was $0.8 million in the second quarter of fiscal 2002. Included in minority interest was the joint venture partner’s portion of the net income generated from the operations of CJI.

Net Income

     Net income increased 12.7% to $44.2 million, or 18.7% of net sales, in the second quarter of fiscal 2002 from $39.2 million, or 18.6% of net sales, during the same period in fiscal 2001. This increase was the result of increased operating income partially offset by a higher provision for taxes and minority interest.

First Six Months Fiscal 2002 Compared to First Six Months Fiscal 2001

     Net sales by business segment in the first half of fiscal 2002 compared to the first half of fiscal 2001 are as follows:

	Twenty-Six Weeks Ended
	Net Sales			Percentage of Total Net Sales
	(unaudited)			(unaudited)
	Dec. 29, 2001	Dec. 30, 2000	Rate of Increase	Dec. 29, 2001	Dec. 30, 2000
	(dollars in millions)
Direct to consumer	$ 246.7	$ 226.2	9.0%	63.8%	66.1%
Indirect	139.8	116.3	20.2%	36.2	33.9

Total net sales	$386.5	$342.5	12.8%	100.0%	100.0%

20

Consolidated statements of income for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 are as follows:

	Twenty-Six Weeks Ended
	(dollars in millions *, except for earnings per share)
	Dec. 29, 2001		Dec. 30, 2000
	(unaudited)		(unaudited)
	$	% of total net sales	$	% of total net sales
Net sales	$384.9	99.6%	$341.4	99.7%
Licensing revenue	1.6	0.4	1.1	0.3

Total net sales	386.5	100.0	342.5	100.0

Gross profit	258.2	66.8	218.8	63.9
Selling, general and
administrative expenses	168.8	43.7	140.4	41.0

Operating income before
reorganization costs	89.4	23.1	78.5	22.9
Reorganization costs	—	—	5.0	1.4

Operating income	89.4	23.1	73.5	21.5
Net interest expense	0.7	0.2	1.5	0.4

Income before provision for
income taxes and minority interest	88.7	23.0	72.0	21.0
Provision for income taxes	31.5	8.2	25.2	7.4
Minority interest, net of tax	0.5	0.1	—	—

Net income	$56.7	14.7%	$46.8	13.7%

*	Components may not add to total due to rounding.

	Twenty-Six Weeks Ended
	Dec. 29, 2001	Dec. 30, 2000
Net income per share:
Basic	$ 1.30	$ 1.19	(1)
Diluted	$ 1.26	$ 1.18	(2)
Weighted-average number of common shares:
Basic	43,702	39,270
Diluted	44,932	39,769

(1)	$1.15 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first half of fiscal 2001.

(2)	$1.14 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first half of fiscal 2001.

21

Net Sales

     Net sales increased by 12.8% to $386.5 million in the first half of fiscal 2002, from $342.5 million during the same period in fiscal 2001. These results reflect increased volume in both the direct to consumer and the indirect segments.

     Direct to Consumer. Net sales increased 9.0% to $246.7 million during the first half of fiscal 2002, from $226.2 million during the same period for fiscal 2001. This increase was primarily due to new store openings and store renovations and expansions; partially offset by a decrease in comparable store sales. Since the end of the first half of fiscal 2001, Coach has opened 20 new retail stores and seven new factory stores. In addition, 19 retail stores and six factory stores were remodeled while three retail stores were expanded. Coach closed two retail stores since the end of the first half of fiscal 2001.

     Indirect.Net sales increased 20.2% to $139.8 million in the first half of fiscal 2002 from $116.3 million during the same period of fiscal 2001. This increase was driven by the consolidation of Coach Japan, Inc. (“CJI”) and continued double-digit increases in comparable store sales in Japan. CJI sales to consumers are recorded at retail, versus sales to the former distributor which were recorded at wholesale value. In addition, higher sales were recorded to distributors in East Asia.

Gross Profit

     Gross profit increased 18.0% to $258.2 million in the first half of fiscal 2002 from $218.8 million during the same period in fiscal 2001. Gross margin increased 290 basis points to 66.8% in the first half of fiscal 2002 from 63.9% during the same in period in fiscal 2001. This improvement was primarily due to CJI’s acquisition of the former distributor on July 31, 2001, a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections and sourcing cost initiatives.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 20.2% to $168.8 million in the first half of fiscal 2002 from $140.4 million during the same period in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses during the first half of fiscal 2002 were 43.7% compared to 41.0% during the same period in fiscal 2001. The increase, in absolute dollars and as a percentage of sales, was caused primarily by the inclusion of CJI selling, general and administrative expenses. In the prior year these costs were borne by the former distributor.

     Selling expenses increased by 30.2% to $109.3 million, or 28.3% of net sales, in the first half of fiscal 2002 from $83.9 million, or 24.5% of net sales, during the same period in fiscal 2001. The increase was primarily due to operating costs associated with CJI and operating costs associated with U.S. stores that were not open until after the first half of fiscal 2001. Twenty new retail stores and seven new factory stores that were operating during the first half of fiscal 2002 were not open in the first half of fiscal 2001. Additionally, two stores were permanently closed since the end of the first half of fiscal 2001.

     Advertising, marketing, and design costs increased by 2.3% to $27.8 million, or 6.9% of net sales, in the first half of fiscal 2002, from $27.1 million, or 7.9% of net sales, during the same period in fiscal 2001. The dollar increase was primarily due to increased staffing costs, partially offset by the leveraging of cost through focused media placements.

     Distribution and customer service costs of $13.6 million, in the first half of fiscal 2002, were flat versus the first half of fiscal 2001. As a percentage of sales, distribution and customer service costs declined to 3.5% in the first half of fiscal 2002 versus 4.0% in the first half of fiscal 2001. The percentage decrease, in relation to sales, reflected continued efficiency gains at the distribution and customer service facility.

     Administrative expenses increased by 15.5% to $18.1 million, or 4.7% of net sales, in the first half of fiscal 2002 from $15.7 million, or 4.6% of net sales, during the same period in fiscal 2001. The absolute dollar increase in these expenses was primarily due to increased staffing costs and consulting services related to Coach becoming a stand-alone company.

Reorganization Costs

     In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at that facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. This reorganization cost included $3.2 million for worker separation costs, $0.8 million for lease termination costs and $1.0 million for the write down of long-lived assets to estimated net realizable value. By the end of fiscal 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed.

Operating Income

     Operating income increased 21.7% to $89.4 million in the first half of fiscal 2002, from $73.5 million in the first half of fiscal 2001. Before the impact of reorganization costs in the first half of fiscal 2001, operating income increased 14.0% to $89.4 million from $78.5 million during the same period in fiscal 2001. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Expense

     Net interest expense decreased to $0.7 million, or 0.2% of net sales, in the first half of fiscal 2002 from $1.5 million or 0.4% of net sales, during the same period in fiscal 2001. The dollar decrease was due to reduced borrowings in fiscal 2002.

Income Taxes

     The effective tax rate increased to 35.5% in the first half of fiscal 2002 from 35.0% during same period in fiscal 2001. This increase was caused by a lower percentage of income in fiscal 2002 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

Minority Interest

     Minority interest, net of tax was $0.5 million in the first half of fiscal 2002. Included in minority interest was the joint venture partner’s portion of the net income generated from the operations of CJI.

Net Income

     Net income increased 21.2% to $56.7 million, or 14.7% of net sales, in the first half of fiscal 2002 from $46.8 million, or 13.7% of net sales, during the same period in fiscal 2001. Before the impact of reorganization costs in the first half of fiscal 2001, net income increased 13.4% to $56.7 million from $50.0 million during the same period in fiscal 2001. This increase was the result of increased operating income partially offset by a higher provision for taxes and minority interest.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash provided from operating and investing activities was $51.7 million for the first half of fiscal 2002. Net cash provided from operating and investing activities was $70.4 million in the same period of fiscal 2001, a period not fully comparable since it represented the Company as a subsidiary of Sara Lee. The year-on-year decrease was the result of increased working capital requirements for the joint venture in Japan and its acquisition of PDC, partially offset by higher first half earnings.

     Capital expenditures amounted to $21.2 million in the first half of fiscal 2002, compared to $17.0 million in the first half of fiscal 2001 and in both periods related primarily to new and renovated retail stores. The Company’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash provided from financing activities was $11.2 million for the first half of fiscal 2002 as compared to a use of cash of $65.2 million in the comparable period of fiscal 2001. The year-to-year increase resulted from proceeds received from its joint venture partner and net proceeds from the exercise of stock options, offset by the repurchase of common stock. During the first half of fiscal 2001 the Company repaid a significant portion of the long-term debt payable that was assumed as part of the equity restructuring related to the initial public offering.

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

     The initial LIBOR margin under the facility was 125 basis points. For the quarter ended December 29, 2001, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach will pay a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the quarter ended December 29, 2001 the commitment fee was 25 basis points. During the first half of fiscal 2002 the peak borrowings under the Fleet facility were $46.9 million. In the first half of fiscal 2001 the peak borrowings under the Sara Lee credit facility were $14.1 million. As of December 29, 2001 the borrowings under the Fleet facility were fully repaid from operating cash flow. The facility remains available for seasonal working capital requirements or general corporate purposes.

     In order to provide funding for working capital, the acquisition of distributors and general corporate purposes, CJI has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 5.7 billion yen or approximately $45.8 million. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. CJI has been compliance with all covenants since their inception. Coach, Inc. is not a guarantor on these facilities.

     During the first half of fiscal 2002 the peak borrowings under the Japanese credit facilities were $15.9 million. As of December 29, 2001, borrowings under the Japanese revolving credit facility agreements were $15.9 million.

     The Company plans to open at least 20 new U.S. retail stores in fiscal year 2002, of which 13 were opened at the end of the first half. The Company also expects to complete its store renovations program by the end of fiscal 2002. The Company expects that fiscal 2002 capital expenditures for new U.S. retail stores will be approximately $14 million and that capital expenditures for U.S. store renovations will be approximately $10 million. Coach intends to finance these investments from internally generated cash flow or by using funds from our revolving credit facility. Historically, new store opening costs are expensed as incurred and have not been significant to its results.

     The Company experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as the Company generates consumer sales and collects wholesale accounts receivable. In the first half of fiscal 2002, the Company purchased approximately $130 million of inventory, which was funded by operating cash flow and by borrowings under its revolving credit facility. Coach believes that its operating cash flow, together with its revolving credit facility, will provide sufficient capital to fund its operations for the foreseeable future.

     Currently, Sara Lee is a guarantor or a party to many of the Company’s store leases. The Company has agreed to make efforts to remove Sara Lee from all of its existing leases and Sara Lee is not a guarantor or a party to any new or renewed leases. The Company has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee but for which Sara Lee retains contingent liability. The initial letter of credit has a face amount of $20.6 million and the Company expects this amount to decrease annually as the guaranteed obligations are reduced. The Company is required to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The Company expects that it will be required to maintain this letter of credit for at least 10 years.

Seasonality

     Because its products are frequently given as gifts, the Company has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. The Company has sometimes experienced, and may continue to experience, reduced income or net losses in any or all of its first, third or fourth quarters. The higher sales in the second quarter typically result in higher operating profits and margins. This is due to higher gross profits, with no substantial corresponding increase in fixed costs related to operating retail stores and other administrativeand selling costs which remain fairly constant throughout the year. During the holiday season these fixed costs are spread over higher sales, resulting in greater operating income expressed in both dollars and as a percentage of sales in the second quarter compared to the other three quarters. The Company anticipates that its sales and operating profit will continue to be seasonal in nature.

Risk Factors

     This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, or “continue”, or the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Form 10-K for the fiscal year ended June 30, 2001. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     As of December 29, 2001 the Company projects that approximately 81% of its fiscal year 2002 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by the Company using any derivative instruments. The Company has not historically used foreign exchange instruments.

     The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI. The Company enters into certain foreign currency derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. These transactions are in accordance with Company risk management policies. The Company does not enter into derivative transactions for trading purposes. The fair value of these instruments at December 29, 2001 was not material.

Interest Rate

     The Company has a fixed rate long-term debt related to the Jacksonville distribution center, in the amount of $3.7 million as of December 29, 2001, and uses a sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At December 29, 2001, the effect on the fair value of this debt of a 10% change in market interest rates would be approximately $0.2 million. The Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

PART II

Item 4.	Submission of Matters to a Vote of Security-Holders

See Item 4 in the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2001.

Item 5.	Exhibits and Reports on Form 8-K

None

26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

COACH, INC. (Registrant) By: /s/ Michael F. Devine III —————————————— Michael F. Devine III Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 6, 2002 27