Form 10-Q
period 2002-03-30
COACH INC
filed 2002-04-30
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16153

COACH, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2242751 (I.R.S. Employer Identification No.)

516 West 34th Street, New York, NY (Address of principal executive offices);	10001 (Zip Code)

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

Yes [x] No [ ]

On April 19, 2002, the Registrant had 44,352,422 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 31 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

PART I

Item 1.	Financial Statements

Coach, Inc. and Subsidiaries

Preface

             The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended March 30, 2002 and March 31, 2001 included herein have not been audited by independent public accountants, but, in the opinion of Coach, Inc. (the “Company”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 30, 2002 and the results of operations and the cash flows for the periods presented herein have been made. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for the thirty-nine weeks ended March 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 29, 2002.

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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
At March 30, 2002 and June 30, 2001
(amounts in thousands)

	March 30, 2002	June 30, 2001

	(unaudited)
ASSETS
Cash and cash equivalents	$76,278	$3,691
Trade accounts receivable, net	25,563	20,608
Inventories	131,783	105,162
Other current assets	27,244	22,106

Total current assets	260,868	151,567

Goodwill, net	4,924	4,924
Unallocated purchase price	5,248	—
Intangible assets	9,078	9,389
Other non current assets	15,146	1,382
Property and equipment, net	84,295	72,388
Deferred income taxes	19,061	19,061

Total assets	$398,620	$258,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$26,162	$14,313
Accrued liabilities	86,184	82,390
Revolving credit facilities	35,386	7,700
Current portion of long term debt	75	45

Total current liabilities	147,807	104,448

Long-term debt	3,615	3,690
Other liabilities	2,262	2,259
Minority interest	15,586	—

Total liabilities	169,270	110,397

Stockholders’ equity	229,350	148,314

Total liabilities and stockholders’ equity	$398,620	$258,711

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(amounts in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Net sales	$161,571	$125,714	$548,023	$468,237

Cost of sales	50,465	45,272	178,728	168,982

Gross profit	111,106	80,442	369,295	299,255

Selling, general and administrative expenses	87,379	68,079	256,157	208,438
Reorganization costs	4,467	(363)	4,467	4,587

Operating income	19,260	12,726	108,671	86,230
Interest (income)/expense, net	(129)	430	539	1,942

Income before provision for income taxes and minority interest	19,389	12,296	108,132	84,288
Provision for income taxes	6,883	4,303	38,388	29,500
Minority interest, net of tax	689	—	1,223	—

Net income	$11,817	$7,993	$68,521	$54,788

Net income per share
Basic	$0.27	$0.18	$1.56	$1.35

Diluted	$0.26	$0.18	$1.52	$1.32

Shares used in computing net income per share
Basic	44,212	43,513	43,853	40,684

Diluted	45,823	45,385	45,210	41,641

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period July 3, 1999 to March 30, 2002
(amounts in thousands)
(unaudited)

	Total Stockholders’ Equity	Preferred Stockholders’ Equity	Common Stockholders’ Equity	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Shares of Common Stock

Balances at July 3, 1999	$203,162	$—	$350	$—	$203,616	$(804)		35,026	(1)

Net income	38,603	—	—	—	38,603	—	38,603
Equity distribution	(29,466)	—	—	—	(29,466)	—	—
Translation adjustments	152	—	—	—	—	152	152
Minimum pension liability	357	—	—	—	—	357	357

Comprehensive income							$39,112

Balances at July 1, 2000	212,808	—	350	—	212,753	(295)		35,026

Net income	64,030	—	—	—	64,030	—	64,030
Capitalization of receivable from Sara Lee	(63,783)	—	—	—	(63,783)	—	—
Assumption of long-term debt	(190,000)	—	—	—	(190,000)	—	—
Issuance of common stock, net	122,000	—	85	121,915	—	—	—	8,487
Exercise of stock options	2,046	—	2	2,044	—	—	—	173
Tax benefit from exercise of stock options	1,405	—	—	1,405	—	—	—
Translation adjustments	338	—	—	—	—	338	338
Minimum pension liability	(530)	—	—	—	—	(530)	(530)

Comprehensive income							$63,838

Balances at June 30, 2001	$148,314	$—	$437	$125,364	$23,000	$(487)		43,686

Net income	68,521	—	—	—	68,521	—	68,521
Exercise of stock options	15,975	—	11	15,964	—	—	—	1,057
Tax benefit from exercise of stock options	7,652	—	—	7,652	—	—	—
Repurchase of common stock	(9,848)	—	(4)	(6,876)	(2,968)	—	—	(430)
Translation adjustments	(1,263)	—	—	—	—	(1,263)	(1,263)

Comprehensive income							$67,258

Balances at March 30, 2002	$229,350	$—	$443	$142,104	$88,553	$(1,750)		44,313

______________

(1)   Stock dividend issued in October 2000 was retroactively applied to the prior periods.

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(amounts in thousands)
(unaudited)

	Thirty-Nine Weeks Ended

	March 30, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,521	$54,788
Adjustments for noncash charges included in net income:
Depreciation	18,048	16,321
Amortization of intangibles	624	671
Reorganization costs	4,467	4,587
Tax benefit from exercise of stock options	7,652	—
Other noncash credits, net	(40)	190
Changes in current assets and liabilities:
Increase in trade accounts receivable	(493)	(5,075)
Decrease in receivable from Sara Lee	—	31,437
Increase in inventories	(12,017)	(2,086)
Decrease in deferred taxes	73	494
(Increase) decrease in other current assets and liabilities	(9,439)	1,453
Increase in accounts payable	9,014	4,472
(Decrease) increase in accrued liabilities	(5,056)	2,684

Net cash provided from operating activities	81,354	109,936

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(29,139)	(23,247)
Acquisition of business, net of cash acquired	(14,804)	—
Dispositions of property and equipment	475	867

Net cash used in investment activities	(43,468)	(22,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	14,363	—
Issuance of common stock	—	122,000
Repurchase of common stock	(9,848)	—
Proceeds from exercise of stock options	15,975	—
Repayment of long-term debt	(45)	(190,040)
Borrowings from Sara Lee	—	451,534
Repayments to Sara Lee	—	(482,971)
Borrowings on revolving credit facility agreements	185,222	40,000
Repayments of revolving credit facility agreements	(170,966)	(21,000)

Net cash provided from (used in) financing activities	34,701	(80,477)

Increase in cash and equivalents	72,587	7,079
Cash and equivalents at beginning of period	3,691	162

Cash and equivalents at end of period	$76,278	$7,241

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
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

             Components of inventories are as follows:

	March 30, 2002		June 30, 2001

Finished goods	$131,132	(1)	$104,326
Work in process	40		257
Materials and supplies	611		579

Total inventory	$131,783		$105,162

(1)   Included in finished goods inventory is $27,221 of inventory previously included on the Japanese distributors’ balance sheet.

3.   Debt

             The initial LIBOR margin under the Fleet National Bank facility (the “Fleet facility”) was 125 basis points. For the quarter ended March 30, 2002, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the quarter ended March 30, 2002, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

             During the first nine months of fiscal 2002 the peak borrowings under the Fleet facility were $46,850. In the first nine months of fiscal 2001 the peak borrowings under the Sara Lee credit facility were $37,667. As of March 30, 2002, the borrowings under the Fleet facility were fully repaid from operating cash flow. This facility remains available for seasonal working capital requirements or general corporate purposes.

             The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since its inception.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

             In order to provide funding for working capital, the acquisition of distributors and general corporate purposes, Coach Japan, Inc. (“CJI”), a 50% owned subsidiary, has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 6.7 billion yen or approximately $50,500. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

             These facilities contain various covenants and customary events of default. CJI has been in compliance with all covenants since their inception. Coach, Inc. is not a guarantor on any of these facilities.

             During the first nine months of fiscal 2002 the peak borrowings under the Japanese credit facilities were $35,426. As of March 30, 2002, the outstanding borrowings under the Japanese facilities were $35,386.

4.   Coach Japan, Inc. and the Acquisition of Distributors

             In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach has formed CJI and has undertaken a program to acquire the existing distributors.

             On July 31, 2001, CJI completed the purchase of 100% of the capital stock of PDC from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $9,018. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. At the time of acquisition PDC operated 63 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The fair value of assets acquired was $24,154 and liabilities assumed were $20,732. Excess purchase price over fair market value is reported as unallocated purchase price, based on preliminary estimates and is subject to adjustment. Results of the acquired business are included in the consolidated financial statements from August 1, 2001, onward. Unaudited pro forma information related to this acquisition are not included, as the impact of this transaction is not material to the consolidated results of the Company.

             On January 1, 2002, CJI completed the buyout of the distribution rights and assets, related to the Coach business, from J. Osawa and Company, Ltd. for $5,791. At the time of the acquisition, J. Osawa operated 13 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The fair value of the assets acquired was $5,550. Excess purchase price over fair market value of the acquired assets is reported as unallocated purchase price based on preliminary estimates and is subject to adjustment. Results of the acquired business are included in the consolidated financial statements from January 1, 2002, onward. Unaudited pro forma information related to this acquisition are not included, as the impact of this transaction is not material to the consolidated results of the Company.

             There are currently a total of 81 Coach locations in Japan, including 65 department stores and 14 retail stores managed by CJI and two airport locations operated by a distributor. CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations.

5.   Reorganization Costs

             On January 23, 2002, management of Coach announced a plan to cease production at the Lares, Puerto Rico manufacturing facility. This reorganization involves the termination of 393 manufacturing, warehousing and management employees at the Lares, Puerto Rico facility. These actions will reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $4,467 in the third quarter. The reorganization costs include $2,318 for worker separation costs, $998 for lease termination costs and $1,151 for the write down of long-lived assets to estimated net realizable value.

             The composition of the reorganization reserve is set forth in the table below. During the third quarter, Coach curtailed production and terminated 285 employees. Coach expects that by the end of the fiscal year the disposal of fixed assets and the termination of the remaining employees will be completed.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

	Reorganization Reserves	Write-down of Long-lived Assets to Net Realizable Value	Cash Payments	Reorganization Reserves as of March 30, 2002

Workers’ separation costs	$2,318	$—	$(979)	$1,339
Lease termination costs	998	—	(210)	788
Losses on disposal of fixed assets	1,151	—	—	1,151

Total reorganization reserve	$4,467	$—	$(1,189)	$3,278

6.   Earnings Per Share

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

             The following is a reconciliation of the weighted-average shares outstanding:

	Thirteen Weeks Ended

	March 30, 2002	March 31, 2001

Total basic shares	44,212	43,513

Dilutive securities
Employee benefit and stock award plans	149	160
Stock option programs	1,462	1,712

Total diluted shares	45,823	45,385

	Thirty-Nine Weeks Ended

	March 30, 2002	March 31, 2001

Total basic shares	43,853	40,684

Dilutive securities
Employee benefit and stock award plans	170	108
Stock option programs	1,187	849

Total diluted shares	45,210	41,641

             Diluted net income per share was $1.52 in the first nine months of fiscal 2002. Net income per share would have been $1.58 after adding back the impact of the reorganization charges. This reflects a weighted-average of the shares outstanding during the first nine months of fiscal 2002. Comparable net income per share for the first nine months of fiscal 2001 was $1.32. Comparable net income per share would have been $1.30 after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first nine months of fiscal 2001.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

7.   Segment Information

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

             Operating income is the gross profit of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, as well as, distribution and customer service expenses.

Thirteen Weeks Ended March 30, 2002	Direct to Consumer	Indirect	Corporate Unallocated	Total

Net sales	$93,894	$67,677	$—	$161,571
Operating income	21,821	29,579	(32,140)	19,260
Interest income, net	—	—	(129)	(129)
Income (loss) before provision for income taxes and minority interest	21,821	29,579	(32,011)	19,389
Provision for income taxes	—	—	6,883	6,883
Minority interest, net of tax	—	—	689	689
Depreciation and amortization	4,093	861	1,421	6,375
Total assets	148,359	113,533	136,728	398,620
Additions to long-lived assets	4,607	831	4,581	10,019

Thirteen Weeks Ended March 31, 2001	Direct to Consumer	Indirect	Corporate Unallocated	Total

Net sales	$76,967	$48,747	$—	$125,714
Operating income	16,300	21,917	(25,491)	12,726
Interest expense, net	—	—	430	430
Income (loss) before provision for income taxes and minority interest	16,300	21,917	(25,921)	12,296
Provision for income taxes	—	—	4,303	4,303
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	3,478	241	1,826	5,545
Total assets	133,412	59,948	58,349	251,709
Additions to long-lived assets	4,374	153	1,717	6,244

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

Thirty-Nine Weeks Ended March 30, 2002	Direct to Consumer	Indirect	Corporate Unallocated	Total

Net sales	$340,569	$207,454	$—	$548,023
Operating income	105,196	90,234	(86,757)	108,671
Interest expense, net	—	—	539	539
Income (loss) before provision for income taxes and minority interest	105,196	90,234	(87,298)	108,132
Provision for income taxes	—	—	38,388	38,388
Minority interest, net of tax	—	—	1,223	1,223
Depreciation and amortization	12,031	1,539	5,102	18,672
Total assets	148,359	113,533	136,728	398,620
Additions to long-lived assets	22,019	2,351	16,790	41,160

Thirty-Nine Weeks Ended March 31, 2001	Direct to Consumer	Indirect	Corporate Unallocated	Total

Net sales	$303,207	$165,030	$—	$468,237
Operating income	95,568	73,911	(83,249)	86,230
Interest expense, net	—	—	1,942	1,942
Income (loss) before provision for income taxes and minority interest	95,568	73,911	(85,191)	84,288
Provision for income taxes	—	—	29,500	29,500
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	9,988	1,011	5,993	16,992
Total assets	133,412	59,948	58,349	251,709
Additions to long-lived assets	18,325	1,735	3,187	23,247

             The following is a summary of the common costs not allocated in the determination of segment performance.

	Thirteen Weeks Ended

	March 30, 2002	March 31, 2001

Manufacturing variances	$1,473	$1,251
Advertising, marketing and design	(10,242)	(10,238)
Administration and information systems	(12,944)	(11,294)
Distribution and customer service	(5,960)	(5,573)
Reorganization costs	(4,467)	363

Total corporate unallocated	$(32,140)	$(25,491)

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

	Thirty-Nine Weeks Ended

	March 30, 2002	March 31, 2001

Manufacturing variances	$1,523	$(602)
Advertising, marketing and design	(33,909)	(33,014)
Administration and information systems	(31,340)	(26,978)
Distribution and customer service	(18,564)	(18,068)
Reorganization costs	(4,467)	(4,587)

Total corporate unallocated	$(86,757)	$(83,249)

Geographic Area Information

             As of March 30, 2002, Coach operates 132 retail stores and 73 factory stores in the United States, two retail locations in the United Kingdom, and five manufacturing, distribution, product development and quality control locations in the United States, Puerto Rico, Italy and China. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through CJI, Coach operates 79 retail and department store locations in Japan.

	United States	Japan	Other International(1)	Total

Thirteen Weeks Ended March 30, 2002
Net sales	$129,161	$24,572	$7,838	$161,571
Long-lived assets	91,023	17,250	246	108,519

	United States	Japan	Other International(1)	Total

Thirteen Weeks Ended March 31, 2001
Net sales	$106,989	$6,460	$12,265	$125,714
Long-lived assets	85,240	—	438	85,678

	United States	Japan	Other International(1)	Total

Thirty-Nine Weeks Ended March 30, 2002
Net sales	$450,836	$68,258	$28,929	$548,023
Long-lived assets	91,023	17,250	246	108,519

	United States	Japan	Other International(1)	Total

Thirty-Nine Weeks Ended March 31, 2001
Net sales	$410,280	$30,831	$27,126	$468,237
Long-lived assets	85,240	—	438	85,678

Note (1) - Other International sales reflect shipments to third-party distributors primarily in East Asia and sales from Coach-operated retail stores in the United Kingdom.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

8.   Derivative Instruments and Hedging Activities

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

             The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI. The Company enters into certain foreign currency derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. These transactions are in accordance with Company risk management policies. The Company does not enter into derivative transactions for trading purposes. The fair value of these instruments at March 30, 2002 was $549 and is included as a component of other current assets in the accompanying condensed consolidated balance sheets.

9.   Recent Accounting Pronouncements

             In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, the Company had recorded these activities within selling, general and administrative expenses. The Company adopted this consensus in the first quarter of fiscal 2002. In connection with this adoption, prior period amounts have been reclassified to conform with the current year’s presentation. The effect of the adoption resulted in a reclassification of $11,071 from selling, general and administrative expense to a reduction in net sales for t he nine months ended March 31, 2001.

             In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this consensus in the first quarter of fiscal 2002 resulting in no goodwill amortization expense in fiscal 2002. Goodwill amortization of $240 was recorded in the nine months ended March 31, 2001.

             Coach initially applied SFAS 142 in the fiscal year ended June 29, 2002. If the guidance of the statement had been applied retroactively, prior year results would have been different than previously reported. A reconciliation of net income as reported to net income after adjustment for the exclusion of goodwill amortization is as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended

	March 31, 2001	March 31, 2001

Net income as reported	$7,993	$54,788
Add back: goodwill amortization, net of tax	53	156

Net income after restatement	$8,046	$54,944

Net income per share as reported
Basic	$0.18	$1.35

Diluted	$0.18	$1.32

Net income per share after restatement
Basic	$0.18	$1.35

Diluted	$0.18	$1.32

Shares used in computing net income per share
Basic	43,513	40,684
Diluted	45,385	41,641

             In November 2001, the EITF reached consensus on Issue 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”. Related to their discussion of this topic, the EITF also reached consensus on Issue 01-13 “Income Statement Display of Business Interruption Insurance Recoveries”. These issues primarily relate to supplemental disclosure of the impact of the terrorist attacks and the recognition of business interruption insurance recoveries. Refer to Note 10 “Terrorist Attacks”, for discussion of the relevant impact on the Coach business and financial statements.

10.   Terrorist Attacks

             Coach operated a retail store in the World Trade Center since 1995. During fiscal 2001, the store generated sales of $4,382. As a result of the September 11th attack, the store has been closed. Inventory of $180 and fixed assets of $353 have been removed from those accounts and Coach has received preliminary payments under its property insurance coverage.

             Preliminary losses relating to the Company’s business interruption coverage have been filed with the insurers. Coach has held preliminary discussions with its insurance carriers and expects to fully recover these losses. In the third quarter Coach received a preliminary payment and has recorded a gain of $411 under the Company’s business interruption coverage. This amount was included as a reduction of selling, general and administrative expenses.

11.   Stock Repurchase Program

             On September 17, 2001 the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80,000 may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time. During the first nine months of fiscal 2002, the Company repurchased 430 shares at an average cost of $22.90 per share.

             As of March 31, 2002, the Company has approximately $70,000 remaining in stock repurchase authorization.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

12.   Related Party Transaction

             On July 26, 2001, Coach made a loan to Reed Krakoff, its President, Executive Creative Director, in the principal amount of $2,000. The loan bears interest at a rate of 5.12% per annum, compounded annually. This loan amount and the applicable accrued interest is recorded as a component of other current assets in the accompanying balance sheet. Repayments of $400 principal must be made on or before each of July 26, 2003, 2004, 2005; the remaining $800 of principal, together with all accrued interest under the loan, must be paid on or before July 26, 2006. Mr. Krakoff may repay these amounts at any time. As collateral for the loan, Mr. Krakoff pledged to Coach his options to purchase 150 shares of Coach common stock at a price of $16.00 per share, including the shares of stock and any cash or other property he receives upon exercise of or in exchange for those options. Mr. Krakoff would be obligated to repay the loan in full immediately following certain events of default, including his failure to make payments under the loan as scheduled, his bankruptcy or the termination of his employment with Coach for any reason.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

             The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2002 compared to the third quarter and first nine months of fiscal 2001 and a discussion of the changes in financial condition during the first nine months of fiscal 2002.

Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001

             Net sales by business segment in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 are as follows:

	Thirteen Weeks Ended

	Net Sales			Percentage of Total Net Sales

	(unaudited)			(unaudited)
	March 30, 2002	March 31, 2001	Rate of Increase	March 30, 2002	March 31, 2001

	(dollars in millions)
Direct to consumer	$93.9	$77.0	21.9%	58.1%	61.3%
Indirect	67.7	48.7	39.1%	41.9	38.7

Total net sales	$161.6	$125.7	28.6%	100.0%	100.0%

             Consolidated statements of income for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 are as follows:

	Thirteen Weeks Ended

	(dollars in millions *, except for earnings per share)
	March 30, 2002		March 31, 2001

	(unaudited)		(unaudited)
	$	% of total net sales	$	% of total net sales

Net sales	$160.8	99.5%	$125.0	99.4%
Licensing revenue	0.7	0.5	0.7	0.6

Total net sales	161.6	100.0	125.7	100.0

Gross profit	111.1	68.8	80.4	64.0

Selling, general and administrative expenses	87.4	54.1	68.1	54.2

Operating income before reorganization costs	23.7	14.7	12.4	9.8
Reorganization costs	4.5	2.8	(0.4)	(0.3)

Operating income	19.3	11.9	12.7	10.1
Net interest (income)/expense	(0.1)	(0.1)	0.4	0.3

Income before provision for income taxes and minority interest	19.4	12.0	12.3	9.8
Provision for income taxes	6.9	4.3	4.3	3.4
Minority interest, net of tax	0.7	0.4	—	—

Net income	$11.8	7.3%	$8.0	6.4%

*   Components may not add to total due to rounding.

	Thirteen Weeks Ended

	March 30, 2002		March 31, 2001

Net income per share:
Basic	$0.27	(1)	$0.18	(3)
Diluted	$0.26	(2)	$0.18	(4)

Weighted-average number of common shares:
Basic	44,212		43,513
Diluted	45,823		45,385

(1)   $0.33 per share after adding back the impact of the reorganization charge.
(2)   $0.32 per share after adding back the impact of the reorganization charge.
(3)   $0.18 per share after adding back the impact of the reorganization charge.
(4)   $0.17 per share after adding back the impact of the reorganization charge.

Net Sales

             Net sales increased by 28.5% to $161.6 million in the third quarter of fiscal 2002, from $125.7 million during the same period in fiscal 2001. These results reflect increased volume in both the direct to consumer and the indirect segments.

             Direct to Consumer. Net sales increased 21.9% to $93.9 million during the third quarter of fiscal 2002, from $77.0 million during the same period for fiscal 2001. This increase was primarily due to new store openings, comparable store sales growth and store renovations and expansions. Since the end of the third quarter of fiscal 2001, Coach has opened 21 new retail stores and seven new factory stores. In addition, 19 retail stores and five factory stores were remodeled while two retail stores and one factory store was expanded. Coach also lost the store in the World Trade Center and closed two retail stores since the end of the third quarter of fiscal 2001.

             Indirect. Net sales increased 39.1% to $67.7 million in the third quarter of fiscal 2002 from $48.7 million during the same period of fiscal 2001. This increase was a result of the consolidation of Coach Japan, Inc. (“CJI”), market share gains in U.S. department stores and comparable store sales growth in Japan. CJI sales to consumers are recorded at retail, versus sales to the former distributors, which were recorded at wholesale value.

Gross Profit

             Gross profit increased 38.2% to $111.1 million in the third quarter of fiscal 2002 from $80.4 million during the same period in fiscal 2001. Gross margin increased 480 basis points to 68.8% in the third quarter of fiscal 2002 from 64.0% during the same in period in fiscal 2001. This improvement was primarily driven by CJI’s acquisition of the former distributors, a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections and sourcing cost initiatives.

             The following chart illustrates the gross margin performance the Company has experienced over the last seven quarters.

	Fiscal Year Ended June 30, 2001				Fiscal Year Ending June 29, 2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3

	(unaudited)				(unaudited)

Gross Margin	62.3%	64.9%	64.0%	62.6%	64.1%	68.6%	68.8%

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased 28.3% to $87.4 million in the third quarter of fiscal 2002 from $68.1 million during the same period in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses during the third quarter of fiscal 2002 were 54.1% compared to 54.2% during the same period in fiscal 2001. The increase, in absolute dollars was caused primarily by the inclusion of CJI selling, general and administrative expenses. In the prior year these costs were borne by the former distributors.

             Selling expenses increased by 44.0% to $56.3 million, or 34.9% of net sales, in the third quarter of fiscal 2002 from $39.1 million, or 31.1% of net sales, during the same period in fiscal 2001. The increase was primarily due to operating costs associated with CJI and operating costs associated with U.S. stores that were not open until after the third quarter of fiscal 2001. Twenty-one new retail stores and seven new factory stores that were operating during the third quarter of fiscal 2002 were not open in the third quarter of fiscal 2001. Additionally, three stores were permanently closed since the end of the third quarter of fiscal 2001.

             Advertising, marketing, and design costs of $11.5 million, in the third quarter of fiscal 2002, were flat versus the same period in fiscal 2001. As a percentage of sales, advertising, marketing and design costs declined to 7.2% in the third quarter of fiscal 2002 versus 9.2% in the third quarter of fiscal 2001. The percentage decrease was primarily due the leveraging of cost, through focused media placements.

             Distribution and customer service increased by 6.4% to $6.5 million, or 4.1% of net sales, in the third quarter of fiscal 2002 from $6.2 million, or 4.9% of net sales, during the same period in fiscal 2001. The dollar increase in these expenses was due to higher sales volumes. The percentage decrease, in relation to sales, reflected continued efficiency gains at the distribution and customer service facility.

             Administrative expenses increased by 14.6% to $12.9 million, or 8.0% of net sales, in the third quarter of fiscal 2002 from $11.3 million, or 9.0% of net sales, during the same period in fiscal 2001. The absolute dollar increase in these expenses was primarily due to increased staffing costs related to Coach becoming a stand-alone company.

Reorganization Costs

             On January 23, 2002, management of Coach announced a plan to cease production at the Lares, Puerto Rico manufacturing facility. This reorganization involves the termination of 393 manufacturing, warehousing and management employees at the Lares, Puerto Rico facility. These actions will reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $4.5 million in the third quarter. The reorganization costs include $2.3 million for worker separation costs, $1.0 million for lease termination costs and $1.2 million for the write down of long-lived assets to estimated net realizable value.

             During the third quarter, Coach curtailed production and terminated 285 employees. Coach expects that by the end of the fiscal year the disposal of fixed assets and termination of the remaining employees will be completed.

Operating Income

             Operating income increased 51.3% to $19.3 million, or 11.9% of net sales, in the third quarter of fiscal 2002 from $12.7 million, or 10.1% of net sales, during the same period in fiscal 2001. Before the impact of reorganization costs in the third quarter of fiscal 2002, operating income increased 91.9% to $23.7 million, or 14.7% of net sales, from $12.4 million, or 9.8% of net sales, during the same period in fiscal 2001. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Income and Expense

             Net interest income was $0.1 million, or 0.1% of net sales, in the third quarter of fiscal 2002 as compared to an expense of $0.4 million or 0.3% of net sales, in the third quarter of fiscal 2001. The dollar change was due to reduced borrowings and positive cash balances during the third quarter in fiscal 2002.

Income Taxes

             The effective tax rate increased to 35.5% in the third quarter of fiscal 2002 from 35.0% during the same period in fiscal 2001. This increase was caused by a lower percentage of income in fiscal 2002 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

Minority Interest

             Minority interest, net of tax, was $0.7 million in the third quarter of fiscal 2002. There was no minority interest in the third quarter of fiscal 2001. Included in minority interest was the joint venture partner’s portion of the net income generated from the operations of CJI.

Net Income

             Net income increased 47.8% to $11.8 million, or 7.3% of net sales, in the third quarter of fiscal 2002 from $8.0 million, or 6.4% of net sales, during the same period in fiscal 2001. Before the impact of reorganization costs in the third quarter of fiscal 2002, net income increased 89.5% to $14.7 million, or 9.1% of net sales, from $7.8 million, or 6.2% of net sales, during the same period in fiscal 2001. This increase was the result of increased operating income partially offset by a higher provision for taxes and minority interest.

First Nine Months Fiscal 2002 Compared to First Nine Months Fiscal 2001

             Net sales by business segment in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 are as follows:

	Thirty-Nine Weeks Ended

	Net Sales			Percentage of Total Net Sales

	(unaudited)			(unaudited)

	March 30, 2002	March 31, 2001	Rate of Increase	March 30, 2002	March 31, 2001

	(dollars in millions)
Direct to consumer	$340.6	$303.2	12.3%	62.2%	64.8%
Indirect	207.4	165.0	25.8%	37.8	35.2

Total net sales	$548.0	$468.2	17.0%	100.0%	100.0%

             Consolidated statements of income for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 are as follows:

	Thirty-Nine Weeks Ended

	(dollars in millions *, except for earnings per share)
	March 30, 2002		March 31, 2001

	(unaudited)		(unaudited)
	$	% of total net sales	$	% of total net sales

Net sales	$545.7	99.6%	$466.4	99.6%
Licensing revenue	2.3	0.4	1.8	0.4

Total net sales	548.0	100.0	468.2	100.0

Gross profit	369.3	67.4	299.3	63.9
Selling, general and administrative expenses	256.2	46.7	208.4	44.5

Operating income before reorganization costs	113.1	20.6	90.8	19.4
Reorganization costs	4.5	0.8	4.6	1.0

Operating income	108.7	19.8	86.2	18.4
Net interest expense	0.5	0.1	1.9	0.4

Income before provision for income taxes and minority interest	108.1	19.7	84.3	18.0
Provision for income taxes	38.4	7.0	29.5	6.3
Minority interest, net of tax	1.2	0.2	—	—

Net income	$68.5	12.5%	$54.8	11.7%

*   Components may not add to total due to rounding.

	Thirty-Nine Weeks Ended

	March 30, 2002		March 31, 2001

Net income per share:
Basic	$1.56	(5)	$1.35	(7)
Diluted	$1.52	(6)	$1.32	(8)

Weighted-average number of common shares:
Basic	43,853		40,684
Diluted	45,210		41,641

(5)   $1.63 per share after adding back the impact of the reorganization charge.
(6)   $1.58 per share after adding back the impact of the reorganization charge.
(7)   $1.33 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first nine months of fiscal 2001.
(8)   $1.30 per share after adding back the impact of the reorganization charge and if the common shares sold in the October 2000 initial public offering had been outstanding during the first nine months of fiscal 2001.

Net Sales

             Net sales increased by 17.0% to $548.0 million in the first nine months of fiscal 2002, from $468.2 million during the same period in fiscal 2001. These results reflect increased volume in both the direct to consumer and the indirect segments.

             Direct to Consumer. Net sales increased 12.3% to $340.6 million during the first nine months of fiscal 2002, from $303.2 million during the same period for fiscal 2001. This increase was primarily due to new store openings, comparable store sales growth and store renovations. Since the end of the first nine months of fiscal 2001, Coach has opened 21 new retail stores and seven new factory stores. In addition, 19 retail stores and five factory stores were remodeled while two retail stores and one factory store were expanded. Coach closed three retail stores since the end of the first nine months of fiscal 2001.

             Indirect. Net sales increased 25.8% to $207.4 million in the first nine months of fiscal 2002 from $165.0 million during the same period of fiscal 2001. This increase was driven by the consolidation of Coach Japan, Inc. (“CJI”) and comparable store sales growth in Japan. CJI sales to consumers are recorded at retail, versus sales to the former distributors which were recorded at wholesale value.

Gross Profit

             Gross profit increased 23.4% to $369.3 million in the first nine months of fiscal 2002 from $299.3 million during the same period in fiscal 2001. Gross margin increased 350 basis points to 67.4% in the first nine months of fiscal 2002 from 63.9% during the same in period in fiscal 2001. This improvement was primarily driven by CJI’s acquisition of the former distributors, a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections and sourcing cost initiatives.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased 22.9% to $256.2 million in the first nine months of fiscal 2002 from $208.4 million during the same period in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses during the first nine months of fiscal 2002 were 46.7% compared to 44.5% during the same period in fiscal 2001. The increase, in absolute dollars and as a percentage of sales, was caused primarily by the inclusion of CJI selling, general and administrative expenses. In the prior year these costs were borne by the former distributors.

             Selling expenses increased by 34.4% to $165.3 million, or 30.2% of net sales, in the first nine months of fiscal 2002 from $123.0 million, or 26.3% of net sales, during the same period in fiscal 2001. The increase was primarily due to operating costs associated with CJI and operating costs associated with U.S. stores that were not open until after the first nine months of fiscal 2001. Twenty-one new retail stores and seven new factory stores that were operating during the first nine months of fiscal 2002 were not open in the first nine months of fiscal 2001. Additionally, three stores were permanently closed since the end of the first nine months of fiscal 2001.

             Advertising, marketing, and design costs increased by 1.7% to $39.3 million, or 7.2% of net sales, in the first nine months of fiscal 2002, from $38.7 million, or 8.3% of net sales, during the same period in fiscal 2001. The dollar increase was primarily due to increased staffing costs, partially offset by the leveraging of cost, through focused media placements.

             Distribution and customer service costs increased by 1.9% to $20.2 million, or 3.7% of net sales, in the first nine months of fiscal 2002, from $19.8 million, or 4.2% of net sales, during the same period in fiscal 2001. The percentage decrease, in relation to sales, reflected continued efficiency gains at the distribution and customer service facility.

             Administrative expenses increased by 16.2% to $31.3 million, or 5.7% of net sales, in the first nine months of fiscal 2002 from $27.0 million, or 5.8% of net sales, during the same period in fiscal 2001. The absolute dollar increase in these expenses was primarily due to increased staffing costs and consulting services related to Coach becoming a stand-alone company.

Reorganization Costs

             On January 23, 2002, management of Coach announced a plan to cease production at the Lares, Puerto Rico manufacturing facility. This reorganization involves the termination of 393 manufacturing, warehousing and management employees at the Lares, Puerto Rico facility. These actions will reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $4.5 million in the third quarter. The reorganization costs include $2.3 million for worker separation costs, $1.0 million for lease termination costs and $1.2 million for the write down of long-lived assets to estimated net realizable value.

             During the third quarter, Coach curtailed production and terminated 285 employees. Coach expects that by the end of the fiscal year the disposal of fixed assets and termination of the remaining employees will be completed.

             In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at that facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. In the third quarter of fiscal year 2001, this charge was reduced to $4.6 million. This was due to the complete disposition of the fixed assets. The net proceeds from the disposition were greater than the estimate. The reorganization costs included $3.2 million for worker separation costs, $0.8 million for lease termination costs and $0.6 million for the write down of long-lived assets to net realizable value. By t he end of fiscal 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed.

Operating Income

             Operating income increased 26.0% to $108.7 million, or 19.8% of net sales, in the first nine months of fiscal 2002, from $86.2 million, or 18.4% of net sales, in the first nine months of fiscal 2001. Before the impact of reorganization costs operating income increased 24.6% to $113.1 million, or 20.6% of net sales from $90.8 million, or 19.4% of net sales, during the same period in fiscal 2001. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Expense

             Net interest expense decreased to $0.5 million, or 0.1% of net sales, in the first nine months of fiscal 2002 from $1.9 million or 0.4% of net sales, during the same period in fiscal 2001. The dollar decrease was due to reduced borrowings and positive cash balances on hand in fiscal 2002.

Income Taxes

             The effective tax rate increased to 35.5% in the first nine months of fiscal 2002 from 35.0% during the same period in fiscal 2001. This increase was caused by a lower percentage of income in fiscal 2002 attributable to company-owned offshore manufacturing, which is taxed at lower rates.

Minority Interest

             Minority interest, net of tax was $1.2 million in the first nine months of fiscal 2002. There was no minority interest in the first nine months of fiscal 2001. Included in minority interest was the joint venture partner’s portion of the net income generated from the operations of CJI.

Net Income

             Net income increased 25.1% to $68.5 million, or 12.5% of net sales, in the first nine months of fiscal 2002 from $54.8 million, or 11.7% of net sales, during the same period in fiscal 2001. Before the impact of reorganization costs net income increased 23.6% to $71.4 million, or 13.0% of net sales, from $57.8 million, or 12.3% of net sales during the same period in fiscal 2001. This increase was the result of increased operating income partially offset by a higher provision for taxes and minority interest.

FINANCIAL CONDITION

Liquidity and Capital Resources

             Net cash provided from operating and investing activities was $37.9 million for the first nine months of fiscal 2002. Net cash provided from operating and investing activities was $87.6 million in the same period of fiscal 2001, a period not fully comparable since it represented the Company as a subsidiary of Sara Lee. The year-on-year decrease was the result of increased working capital requirements for the joint venture in Japan, its acquisition of PDC and its buyout of distribution rights and assets from J. Osawa, partially offset by earnings in the first nine months.

             Capital expenditures amounted to $29.1 million in the first nine months of fiscal 2002, compared to $23.2 million in the first nine months of fiscal 2001 and in both periods related primarily to new and renovated retail stores. The Company’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

             Net cash provided from financing activities was $34.7 million for the first nine months of fiscal 2002 as compared to a use of cash of $80.5 million in the comparable period of fiscal 2001. The year-to-year increase resulted from proceeds received from its joint venture partner and net proceeds from the exercise of stock options, offset by the repurchase of common stock. During the first nine months of fiscal 2001 the Company repaid long-term debt that was assumed as part of the equity restructuring related to the initial public offering.

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

             The initial LIBOR margin under the facility was 125 basis points. For the quarter ended March 30, 2002, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the quarter ended March 30, 2002 the commitment fee was 25 basis points. During the first nine months of fiscal 2002 the peak borrowings under the Fleet facility were $46.9 million. In the first nine months of fiscal 2001 the peak borrowings under the Sara Lee credit facility were $37.7 million. As of March 30, 2002 the borrowings under the Fleet facility were fully repaid from operating cash flow. The facility remains available for seasonal working capital requirements or general corporate purposes.

             In order to provide funding for working capital, the acquisition of distributors and general corporate purposes, CJI has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 6.7 billion yen or approximately $50 million. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

             These Japanese facilities contain various covenants and customary events of default. CJI has been compliance with all covenants since their inception. Coach, Inc. is not a guarantor on these facilities.

             During the first nine months of fiscal 2002 the peak borrowings under the Japanese credit facilities were $35.4 million. As of March 30, 2002, borrowings under the Japanese revolving credit facility agreements were $35.4 million.

             The Company plans to open at least 20 new U.S. retail stores in fiscal year 2002, of which 14 were opened at the end of the first nine months. The Company also expects to complete its store renovations program by the end of fiscal 2002. The Company expects that fiscal 2002 capital expenditures will be approximately $40 million. Included in the projection is new U.S. retail stores of approximately $14 million and U.S. retail store renovations of approximately $10 million. Coach intends to finance these investments from internally generated cash flow or by using funds from our revolving credit facility. Historically, new store opening costs are expensed as incurred and have not been significant to its results.

             The Company experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as the Company generates consumer sales and collects wholesale accounts receivable. In the first nine months of fiscal 2002, the Company purchased approximately $191 million of inventory, which was funded by operating cash flow and by borrowings under its revolving credit facility. Coach believes that its operating cash flow, together with its revolving credit facility, will provide sufficient capital to fund its operations for the foreseeable future.

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

             As of March 30, 2002 the Company projects that approximately 92% of its fiscal year 2002 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by the Company using any derivative instruments. The Company has not historically used foreign exchange instruments.

             The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI. The Company enters into certain foreign currency derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. These transactions are in accordance with Company risk management policies. The Company does not enter into derivative transactions for trading purposes. The fair value of these instruments at March 30, 2002 was $0.5 million and is included as a component of other current assets in the condensed consolidated balance sheets.

Interest Rate

             The Company has a fixed rate long-term debt related to the Jacksonville distribution center, in the amount of $3.7 million as of March 30, 2002, and uses a sensitivity analysis technique to evaluate the change in fair value of this debt instrument. At March 30, 2002, the effect on the fair value of this debt of a 10% change in market interest rates would be approximately $0.2 million. The Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

PART II

Item 4.	Submission of Matters to a Vote of Security-Holders

             None

Item 5.	Exhibits and Reports on Form 8-K

             None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

COACH, INC. (Registrant)
By:	/s/ Michael F. Devine III

Name: Michael F. Devine, III Title: Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: April 30, 2002