Form 10-K
period 2002-06-29
COACH INC
filed 2002-09-20
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16153

COACH, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 West 34th Street, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 594-1850

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,158,000,000 as of August 30, 2002. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      On August 30, 2002, the Registrant had 88,116,511 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

TABLE OF CONTENTS FORM 10-K

      Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a premier accessories marketer in the United States. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a niche maker and marketer of traditionally styled, high-quality leather goods with expanding national brand recognition, selling its products through upscale department and specialty stores, its own retail stores and its direct mail catalog. Coach has built upon its national brand awareness, expanded into international sales, particularly in Japan and East Asia, diversified its product offerings beyond leather handbags, further developed its multi-channel distribution strategy and licensed products with the Coach brand name.

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

WHERE YOU CAN FIND MORE INFORMATION

      Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

      Coach maintains a web site at www.coach.com where investors and other interested parties may obtain press releases, other information and gain access to periodic reports to the SEC.

PART I

Item 1.     Business of Coach, Inc.

OVERVIEW

      Coach is a designer, producer and marketer of high-quality, modern American classic accessories. Coach believes that it is one of the best recognized leather goods brands in the U.S. and is enjoying increased recognition in targeted international markets. Net sales were $719.4 million in the year ended June 29, 2002 (“fiscal 2002”), $600.5 million in the year ended June 30, 2001 (“fiscal 2001”) and $537.7 million in the year ended July 1, 2000, (“fiscal 2000”). Operating income was $133.6 million in fiscal 2002, $101.7 million in fiscal 2001 and $56.0 million in fiscal 2000. Operating income excluding reorganization costs was $137.0 million in fiscal 2002, $106.3 million in fiscal 2001 and $56.0 million in fiscal 2000. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, weekend and travel accessories, leather outerwear, gloves, scarves and personal planning products. Together with its licensing partners, Coach also offers watches, footwear and home and office furniture with the Coach brand name. Coach’s products are sold through a number of direct to consumer channels, which at the end of fiscal 2002 included:

•	138 United States retail stores;

•	direct mail catalogs;

•	on-line store;

•	74 United States factory stores; and

•	Two United Kingdom retail stores

      Coach’s direct to consumer business represented approximately 62% of its total sales in fiscal 2002. Its remaining sales were generated from products sold through a number of indirect channels, which at the end of fiscal 2002 included:

•	approximately 1,400 department store and specialty retailer locations in the U.S.;

•	118 international department store, retail store and duty free shop locations in 18 countries;

•	83 retail and department locations operated by Coach Japan, Inc.; and

•	corporate sales programs.

      Beginning in 1997 Coach embarked on a fundamental transformation of its brand. Coach repositioned its image in a modern, fashionable direction to make it more appealing to consumers. Coach built upon its popular core categories by introducing new products in a broader array of materials and styles to respond to consumers’ demands for both fashion and function and it introduced new product categories. In 1999, Coach began renovating its retail stores, select U.S. department store locations and key international locations to create a modern environment to showcase its new product assortments and reinforce a consistent brand position. Over the last four years Coach also has been implementing a flexible, cost-effective manufacturing model in which independent manufacturers supply most of its products which allows Coach to bring its broader range of products to market more rapidly and efficiently.

      Coach has developed a number of strengths including:

•	an established and growing brand franchise; and, a loyal consumer base reinforced by years of investment in effective marketing communications;

•	distinctive product attributes including a reputation for product quality, durability, function, premium leather and fabrics and classic styling;

•	comprehensive internal creative direction that defines Coach’s image, delivers a consistent message and differentiates it from other brands;

•	a well-developed multi-channel presence allowing Coach to serve its customers wherever they choose to shop; and

•	recognition as a desirable resource for both personal and business gift-giving occasions.

      Coach believes that these strategic initiatives have succeeded in repositioning it as a modern lifestyle accessories brand. In fiscal 2002 net sales increased 19.8% and operating income increased 31.4% compared to fiscal 2001. In fiscal 2001 net sales increased 11.7% and operating income increased 81.5% compared to fiscal 2000. Excluding the impact of reorganization costs, operating income increased 28.9% in fiscal 2002 compared to fiscal 2001 and 89.7% in fiscal 2001 compared to fiscal 2000.

      However, to remain competitive in its industry, Coach must also accurately anticipate consumer trends and tastes.

Growth Strategies

      Based on its established strengths Coach is pursuing the following strategies for future growth:

      Accelerate New Product Development. Coach has accelerated the development of new products, styles and product categories to support its image as a broader lifestyle accessories brand through:

•	seasonal variations of successful styles in new colors, leathers and fabrics that reflect current fashion trends;

•	new collections, product additions and line extensions that add to its existing product portfolio, such as its Coach Hamptons collection of handbags and accessories, which introduced new shapes, fabrics and detailing to Coach’s existing handbag and accessories portfolio; and, the Signature lifestyle collection, with a graphic logo design inspired by materials from our archives. This collection features a broad assortment of products including handbags, women’s accessories, shoes, hats and outwear;

•	new categories of product offerings, such as electronic accessories and products for the home or the fine jewelry collection;

•	continual updates to its core collections, such as a classic briefcase in a lightweight travel twill; and

•	licensed products with the Coach brand name, such as watches, footwear and furniture, and Coach’s participation in co-marketing ventures with companies such as Lexus, Palm and Motorola.

      During fiscal 2002, approximately 65% of Coach’s net sales, excluding factory store business, were generated from products introduced during this period, including new product categories and line extensions.

      Modernize Retail Presentation. Coach has modernized its brand image by remodeling its retail stores to create a distinctive environment to showcase its new product assortments and reinforce a consistent brand position. Coach recently completed its retail renovation program and opened additional flagship locations in Chicago and Japan. Coach expects that:

•	approximately 20 international wholesale locations will be converted to, or opened with, the new store design by June 2003 (78 locations were remodeled as of end of fiscal 2002); and

•	at least 20 U.S. department store locations will be remodeled or opened in the new store design by June 2003 (43 U.S. department store locations were remodeled as of end of fiscal 2002).

      Increase U.S. Retail Store Openings. Coach opened 20 new U.S. retail stores in fiscal 2002 and 15 in fiscal 2001. In each of the next two years, Coach plans to expand its network of 138 retail stores by opening at least 20 new stores per year located primarily in high volume markets. Coach believes that it has a successful retail store format that reinforces its brand image, generates strong sales per square foot and can be readily adapted to different location requirements. The modernized store environment, as exemplified by the Coach flagship store at 57th Street and Madison Avenue in Manhattan, has an open, loft-like feeling, with crisp white brick walls, ebony-stained wood floors and a timeless, uncluttered look. It generally takes four to six months from the time Coach takes possession of a store to open it.

      Expand Market Share with Japanese Consumer. In June 2001, Coach Japan was formed. Coach Japan is a joint venture with Sumitomo Corporation, which manages the Coach business in Japan. Coach owns 50% of Coach Japan and appoints a majority of the Board of Directors. It is accounted for as a consolidated subsidiary. In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach Japan has acquired the existing distributors of Coach products in Japan.

      On July 31, 2001, Coach Japan completed the purchase of 100% of the capital stock of P.D.C. Co. Ltd. (“PDC”) from the Mitsukoshi Department Store Group for a total purchase price of $9.0 million. At the time of acquisition PDC operated 63 retail and department store locations in Japan. This acquisition was accounted for under the purchase method of accounting and as such, the results of the acquired business are included in the consolidated financial statements from August 1, 2001, onward.

      On January 1, 2002, Coach Japan completed the buyout of the distribution rights and assets, related to the Coach business, from J. Osawa and Company, Ltd. for $5.8 million. At the time of the acquisition, J. Osawa operated 13 retail and department store locations in Japan. This acquisition was accounted for under the purchase method of accounting and as such, the results of the acquired business are included in the consolidated financial statements from January 1, 2002, onward.

      As of June 29, 2002 there were 85 Coach locations in Japan, including 68 department stores, 14 Coach stores and one flagship location managed by Coach Japan and two airport locations operated by a distributor. Coach Japan plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations.

      Further Penetrate International Markets. Coach is increasing its international distribution and targeting international consumers, and Japanese travelers in particular, to take advantage of substantial growth opportunities for Coach. Its current network of international distributors serves markets in Australia, the United Kingdom, the Caribbean, Korea, Hong Kong, Singapore and Japan. Coach has significant opportunities to increase sales through existing and new international distribution channels. Coach believes Japanese consumers represent a major growth opportunity because they spend substantially more on a per capita basis on luxury accessories than U.S. consumers.

      Improve Operational Efficiencies. Coach has upgraded and reorganized its manufacturing, distribution and information systems over the past five years to allow it to bring new and existing products to market more efficiently. While enhancing its quality control standards, Coach has shifted its manufacturing processes from owned domestic factories to independent manufacturers in lower cost markets. As a result, Coach has increased its flexibility, improved its quality and lowered its costs. In fiscal 2002, Coach’s gross margin increased to 67.2% from 63.6% during fiscal 2001. This improvement was driven by the consolidation of Coach Japan combined with the operating efficiencies previously discussed. Coach intends to continue to increase efficiencies in its sourcing, manufacturing and distribution processes by:

•	strengthening the coordination of design, merchandising, product development and manufacturing to streamline product introduction;

•	continuing to improve the new product development process and timeline;

•	improving time-to-market capabilities and efficiencies;

•	integrating computer-assisted design into the product design and development processes;

•	establishing product development capabilities to test new materials and new design functionality;

•	expanding its organization to improve East Asian independent manufacturing capabilities;

•	introducing new business systems that use sales information and demographic data to tailor the mix of product offerings at different retail locations to consumer preferences at such locations;

•	shortening product lead times to improve inventory management; and

•	continuing implementation of a comprehensive supply chain management strategy.

      Promote Gift Purchases of its Products. Coach believes that a substantial amount of its U.S. sales are gift purchases, as evidenced by Coach’s higher sales during the holiday season. Coach intends to further promote the Coach brand as an appealing resource for gift-giving occasions by developing new products well-suited for gift selection, such as coin purses, mirrors, notepad holders and card cases in new styles and designs. In addition, Coach’s marketing communication efforts, including advertising, catalog mailings and outbound e-mails, are timed to reach consumers before important holidays throughout the year.

      For holiday 2001, Coach introduced proprietary packaging designed to further enhance the experience of buying or receiving a gift from Coach.

      Capitalize on Growing Interest in e-Commerce. In October 1999 Coach launched its on-line store. Coach’s website meets growing consumer demand for the flexibility and convenience of shopping over the Internet by offering a selective array of its products. Coach views its website, like its catalogs, as a key communications vehicle for the brand that also promotes store traffic.

Coach’s Products

      Handbags. Coach’s original business was the design, manufacture and distribution of fine handbags, which accounted for approximately 56% of its net sales in fiscal 2002. Coach makes quarterly offerings of its handbag collections, featuring classically inspired designs as well as fashion trend designs. Typically, there are three to four collections per quarter and four to seven styles per collection, depending on the concept and opportunity.

      Accessories. Women’s accessories, consisting of wallets, cosmetic cases, key fobs and belts, represented approximately 13% of Coach’s net sales in fiscal 2002. Coach recently completed a comprehensive updating in the design of the small leather goods collections to coordinate them with its popular handbag collections. Men’s accessories, consisting of belts, leather gift boxes and other small leather goods, represented approximately 6% of Coach’s net sales in fiscal 2002.

      Business Cases. Business cases represented approximately 7% of Coach’s net sales in fiscal 2002. We recently expanded this category to include nylon cases and computer bags.

      Weekend and Travel Accessories. The Coach luggage collection is comprised of cabin bags, duffels, suitcases, garment bags and a comprehensive collection of travel accessories. Luggage and travel accessories represented approximately 3% of Coach’s net sales in fiscal 2002.

      Outerwear, Gloves and Scarves. Primarily a cold weather category, the assortment is approximately 70% women’s and contains a fashion assortment in all three components of this category. In total, this category represented approximately 3% of Coach’s net sales in fiscal 2002.

      Personal Planning Products. A complement to Coach’s business cases and handbag collections, its personal planning assortment includes folios, planners and desk agendas in a variety of leathers and fabrics. The category represented approximately 2% of Coach’s net sales in fiscal 2002.

      Footwear. Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. The footwear is developed and manufactured primarily in Italy and is distributed through more than 450 locations in the U.S. including certain Coach stores and U.S. department stores. Approximately 87% of the business is in women’s footwear which coordinates with Coach handbags and employs fine materials including calf and suede.

      Watches. Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired by both the women’s and men’s collections. These watches are manufactured in Switzerland and are branded with the Coach name and logo.

      Furniture and Home Furnishings. Coach furniture was launched in the Spring of 1999 with Baker Knapp & Tubbs, Inc. (“Baker”) as the licensee. The furniture collection is comprised of a range of leather and suede sofas, chairs and benches and includes Coach’s distinctive ebony wood and leather field chairs and ottomans. The collection is sold through Baker showrooms and select dealers across the U.S. The home furnishings collection was developed for Coach retail stores with an assortment of leather frames, mirrors, boxes, trays and pillows.

      Office/ Home Office. Coach office furniture launched in the Fall of 2001 with Steelcase Inc. (“Steelecase”) as the licensee. Steelcase and Coach offer consumers high-end furniture products to outfit the home office and executive workplace.

      Jewelry. In November 2001, Coach, in conjunction with Carolee Designs, Inc., launched its first jewelry collection. The collection consists of pure sterling silver and leather combinations, some with a touch of brass. Select cuff bracelets are also offered in a variety of colors of genuine crocodile.

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

      Coach’s merchandising team works in close collaboration with our licensing partners to ensure that the licensed products, such as watches, footwear and furniture, are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand. While Coach’s licensing partners employ their own designers, Coach oversees the development of their collection concepts and the design of licensed products. Licensed products are also subject to Coach’s quality control standards, and we exercise final approval for all new licensed products prior to their sale.

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

      Coach engages in a wide range of direct marketing activities, including catalogs, brochures and email contacts targeted to stimulate sales to consumers in their preferred shopping venue. As part of Coach’s direct marketing strategy, it uses its database consisting of approximately seven million active U.S. households. Catalogs and email contacts are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the www.coach.com on-line store provides an opportunity to increase the size of this database to increase on-line and store sales and build brand awareness. Coach’s on-line store, like its catalogs and brochures, provides a showcase environment where consumers can browse through a strategic offering of Coach’s latest styles and colors.

      In the U.S., Coach spent approximately $17 million, or 2% of net sales in fiscal 2002, for national, regional and local advertising, primarily print and outdoor advertising, in support of its major selling seasons. Coach catalogs and www.coach.com also serve as effective brand communications vehicles, driving store traffic as well as direct-to-consumer sales. Coach’s co-branding partners, include Lexus, Palm and Motorola. Through their targeted sales and advertising programs they have helped to strengthen Coach’s brand cachet. Advertising by the co-branding partners provides important additional exposure of the Coach brand, although the revenues generated from the purchase of Coach products by the co-branding partners are not material to the Coach business. In fiscal 2002 Coach licensees spent an additional $5.5 million as part of an integrated advertising and marketing campaign, in which Coach controls concept, design and execution.

      Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge likelihood of success in the marketplace prior to product introduction.

Channels of Distribution

     Direct Channels

      Coach has four different direct channels that provide it with immediate, controlled access to consumers: retail stores, factory stores, e-commerce and direct mail. The direct to consumer business represented approximately 62% of Coach’s total net sales in fiscal year 2002.

      Retail Stores. Coach’s retail stores establish, reinforce and capitalize on the image of the Coach brand. Coach operates 138 retail stores in the United States that are located in upscale regional shopping centers and metropolitan areas. It operates eight flagship stores, which offer the broadest assortment of Coach products in high-visibility locations such as New York, Chicago and San Francisco. The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Retail stores	138	121	106
Increase vs. prior year	17	15	5
Percentage increase vs. prior year	14.0%	14.2%	5.0%
Retail square footage	301,501	251,136	209,059
Increase vs. prior year	50,365	42,077	12,565
Percentage increase vs. prior year	20.1%	20.1%	6.4%
Average square footage	2,185	2,076	1,972

Depending on their size and location, the retail stores present product lines that include handbags, business cases, wallets, footwear, watches, weekend and related accessories. As of June 29, 2002 Coach completed the retail renovation program of its stores that began in fiscal 1999. This modern store design creates a distinctive environment that showcases the various products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.

      Factory Stores. Coach’s 74 factory stores serve as an efficient means to sell discontinued and irregular inventory, as well as, manufactured-for-factory-store product, outside the retail channels. These stores operate under the Coach Factory name and are geographically positioned primarily in established centers that are usually between 50 and 100 miles from major markets. The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Factory stores	74	68	63
Increase vs. prior year	6	5	1
Percentage increase vs. prior year	8.8%	7.9%	1.6%
Factory square footage	219,507	198,924	182,510
Increase vs. prior year	20,583	16,414	6,922
Percentage increase vs. prior year	10.3%	9.0%	3.9%
Average square footage	2,966	2,925	2,897

      Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Prices are generally discounted from 15% to 50% below full retail prices. Through these factory stores, Coach primarily targets value-oriented customers who would not otherwise buy the Coach brand.

      e-Commerce. Coach views its e-commerce website as a key communications vehicle for the brand, which also promotes store traffic. Like Coach catalogs and brochures, the on-line store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

      Direct Mail. Coach mailed its first Coach catalog in 1980. In fiscal 2002, it mailed at least one Coach catalog to approximately 2 million strategically selected households, primarily from its database. While direct mail sales comprise a small portion of Coach’s net sales, Coach views its catalogs as a key communications vehicle for the brand, which also promotes store traffic. As an integral component of its communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand position. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

Indirect Channels

      Coach began as a wholesaler to department stores. This channel remains very important to its overall consumer reach. Coach has grown its indirect business by the formation of Coach Japan and working closely with its customers, both domestic and international, to ensure a clear and consistent product presentation. As part of Coach’s business transformation, selected shop-within-shop locations in major department stores are being renovated to achieve the same modern look and feel as the Coach retail stores. At the end of fiscal 2002, 130 international locations and 43 U.S. department stores were renovated to reflect the new modern design. The indirect channel represented approximately 38% of total net sales in fiscal 2002.

      Coach Japan, Inc. In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach formed Coach Japan. This entity is a joint venture with Sumitomo Corporation and manages the Coach business in Japan. This channel represented approximately 12% of total net sales in fiscal 2002. On July 31, 2001 Coach Japan purchased PDC, Coach’s largest distributor in Japan and on January 1, 2002 Coach Japan completed the buyout of the distribution rights and assets related to the Coach business from J. Osawa. Coach Japan operates one flagship store, which offers the broadest assortment of Coach products, in the Ginza shopping district of Tokyo. The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001(1)	2000(1)

Total locations	83	76	70
Increase vs. prior year	7	6	—
Percentage increase vs. prior year	9.2%	8.6%	—
Total square footage	76,975	63,371	56,142
Increase vs. prior year	13,604	7,229	—
Percentage increase vs. prior year	21.5%	12.9%	—
Average square footage	927	834	802

(1)	Fiscal 2001 and 2000 represent locations operated by PDC and J. Osawa prior to their acquisition by Coach Japan.

      U.S. Wholesale. Coach’s products are currently sold in the U.S. at approximately 1,400 wholesale locations. This channel represented approximately 12% of total sales in fiscal 2002. Recognizing the continued importance of U.S. department and specialty stores as a distribution channel for premier accessories, Coach is strengthening its longstanding relationships with its key customers through its products and styles and Coach’s renovation program. This channel offers access to Coach customers who prefer shopping at department and specialty stores or who live in geographic areas that are not large enough to support a Coach retail store.

Coach’s more significant U.S. wholesale customers include Federated (including Macy’s, Bloomingdale’s, Rich’s/ Lazarus, Burdine’s, and Bon Marche), May Co. (including Lord & Taylor, Foley’s, Hecht’s, Kaufman’s, Robinson’s/ May, Famous Barr, Filene’s and Meier & Frank), Marshall Fields, Dillard’s, Saks Inc. and Nordstrom.

      International Wholesale. Coach’s international business, which represented approximately 8% of total sales in fiscal 2002, is generated through wholesale distributors and authorized retailers. Coach has developed relationships with a select group of distributors who market Coach products through specialty retailers, department stores, travel shopping locations, and freestanding Coach stores in 18 countries. Coach’s current network of international distributors serves markets such as Australia, the United Kingdom, the Caribbean, Korea, Hong Kong and Singapore. Coach has created image enhancing environments in these locations to increase brand appeal and stimulate growth. Within the international arena, the primary focus is the Japanese consumer. Coach targets this consumer in Japan and in areas with significant levels of Japanese tourism. The importance of Japanese consumers is illustrated by a comparison of consumption levels: per capita spending on handbags in Japan is substantially greater than in the U.S. Coach’s more significant international wholesale customers include Dickson Concepts, Inc., Duty Free Shops and Unisia.

      The following table shows the number of international retail stores, international department store locations and other international locations at which Coach products are sold:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

International freestanding stores	12	6	10
International department store locations	71	69	68
Other international locations	35	28	26

      On July 1, 2002 Coach signed an agreement with Case London Ltd. (“Case”) for the exclusive distribution of Coach products in the United Kingdom and Ireland. Over the next three years, Case, a privately held British retailer and distributor of fine accessories and luggage, plans to open up to 25 Coach locations in the United Kingdom. Case will develop a multi channel distribution strategy consistent with the successful Coach model in the United States and Japan. In addition, Case assumed the responsibility of operating the existing Coach store on Sloane Street and the Coach shop in Harrods in London.

      Business to Business. As part of the indirect channel of distribution, Coach sells some of its products in selected military locations and through corporate incentive and gift-giving programs.

      Licensing. In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of June 29, 2002 are as follows:

				License
	Licensing	Introduction		Expiration
Category	Partner	Date	Territory	Date

Watches	Movado	Spring ‘98	U.S. and Japan	2006
Footwear	Jimlar	Spring ‘99	U.S	2008
Furniture	Baker	Spring ‘99	U.S. and Canada	2008
Office furniture	Steelcase	Fall ‘01	U.S	2006

Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach’s approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, furniture through Baker’s own showrooms, and watches in selected jewelry stores. These venues provide additional, yet controlled, exposure of the Coach brand. Coach’s licensing partners pay Coach royalties on their sales of Coach branded products. However, such royalties currently comprise less than 1% of Coach’s revenues and are not material to the Coach business. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

Manufacturing

      Coach has refined its production capabilities in coordination with the repositioning of its brand. By shifting its production from owned domestic facilities to independent manufacturers in lower-cost markets, it can support a broader mix of product types, materials and a seasonal influx of new, more fashion-oriented styles. During fiscal year 2002, approximately 65% of Coach’s net sales, excluding factory store business, were generated from products introduced within the fiscal year. At the same time, we help manage total inventory and limit our exposure to excess and obsolete inventory by designating a large number of the new styles as “limited editions” that are planned to be discontinued and replaced with fresh new products.

      Coach has developed a flexible model that meets shifts in marketplace demand and changes in consumer preferences. It uses two main sources to make Coach products: outsourcing with skilled partners and production by its licensing partners. All product sources must achieve and maintain Coach’s high quality standards which are an integral part of the Coach identity. We monitor compliance with the quality control standards through on-site quality inspections at all independent manufacturing facilities. One of Coach’s keys to success lies in the rigorous selection of raw materials. Coach has long-standing relationships with purveyors of fine leathers and hardware. As it has moved its production to external sources, Coach still requires that these same raw materials are used in all of its products, wherever they are made.

      Approximately 95% of Coach’s fiscal year 2002 non-licensed product requirements were supplied by independent manufacturers, measured as a percentage of total units produced. Coach buys independently manufactured products from a variety of countries including China, Costa Rica, Mexico, India, Italy, Spain, Hungary and Turkey. It operates a European sourcing and product development organization based in Florence, Italy that works closely with the New York-based design team. This broad-based multi-country manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. No one vendor provides more than 20% of Coach’s total requirements. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in compliance with Coach’s integrity standards.

      As part of the strategy to shift production to independent manufacturers in lower-cost markets, Coach ceased operations at its remaining facility, located in Lares, Puerto Rico, in April 2002. In fiscal year 2002, this 66,000 square foot facility contributed approximately 5% of production.

Distribution

      In July 1999, Coach consolidated its worldwide warehousing, distribution and repair functions into one location in Jacksonville, Florida. This highly automated, computerized, 560,000 square foot facility uses a bar code scanning warehouse management system. Coach’s distribution center employees use handheld optical scanners to read product bar codes which allows us to more accurately process and pack orders, track shipments, manage inventory and generally provide better service to its customers. Coach’s products are primarily shipped via Federal Express and common carriers to Coach retail stores and wholesale customers and via Federal Express direct to consumers.

      The average order processing time is 2 to 3 days. During Coach’s peak season in the second quarter of fiscal 2002, Coach shipped approximately 96% of all orders complete.

Management Information Systems

      The foundation of Coach’s information systems is its Enterprise Resource Planning system. Implemented in 1997, this fully integrated system supports all aspects of finance and accounting, procurement, inventory control, sales and store replenishment, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand. The system functions as a central repository for all of Coach’s transactional information, resulting in increased efficiencies and greater inventory control. This system is fully scalable to accommodate rapid growth.

      Complementing its Enterprise Resource Planning system are several other newly-implemented system solutions, each of which, Coach believes, is well-suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports corporate sales and inventory functions, creating a monthly demand plan and reconciling production/procurement with financial plans. Product fulfillment is facilitated by Coach’s highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach’s catalog and Internet businesses are supported by Coach’s direct sales system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. All complementary systems are integrated with the central Enterprise Resource Planning system.

Trademarks and Patents

      Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. Coach owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Its major trademarks include Coach, Coach and lozenge design and Coach and tag design and it has applications pending for a proprietary “C” signature fabric design. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach’s products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

      Coach’s trademarks in the United States will remain in existence for as long as Coach continues to use and renew them on their expiration date. Coach has no material patents.

Employees

      As of June 29, 2002, Coach employed approximately 2,900 people, approximately 50 of which were covered by collective bargaining agreements. Of the total, approximately 1,600 are engaged in retail selling and administration positions, approximately 500 are engaged in manufacturing, sourcing or distribution functions and approximately 400 are employed through Coach Japan. The remaining employees are engaged in other aspects of the Coach business. Coach believes that its relations with its employees are good, and it has never encountered a strike or significant work stoppage.

Government Regulation

      Most of Coach’s imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that Coach may import into the U.S. and other countries or may impact the cost of such products. Coach has not been restricted by quotas in the operation of its business and customs duties have not comprised a material portion of the total cost of a majority of its products. In addition, Coach is subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign practices, with respect to its product sourcing and international sales operations.

RISK FACTORS

      You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with the Business of Coach and forward-looking information in this document. Please also see “Special Note on Forward-Looking Information” on page 2.

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

      If Coach misjudges the market for its products it may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because Coach places orders for products with its manufacturers before it receives wholesale customers’ orders, it could experience higher excess inventories if wholesale customers order fewer products than anticipated.

Competition in the markets in which Coach operates is intense, and our competitors may develop products more popular with consumers.

      Coach faces intense competition in the product lines and markets in which it operates. Coach’s products compete with other brands of products within their product category and with private label products sold by retailers, including some of Coach’s wholesale customers. In its wholesale business, Coach competes with numerous manufacturers, importers and distributors of handbags, accessories and other products for the limited space available for the display of these products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which Coach operates, which may increase the number of competitors and adversely affect its competitive position and business. Some of Coach’s competitors have achieved significant recognition for their brand names or have substantially greater financial, distribution, marketing and other resources than the Company.

A downturn in the economy may affect consumer purchases of discretionary luxury items, which could adversely affect Coach’s sales.

      Many factors affect the level of consumer spending in the handbag and luxury accessories industry, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary luxury items, such as Coach products, tend to decline during recessionary periods, when disposable income is lower. A downturn in the economies in which Coach sells its products, such as the economic downturn in Asia during 1997, may adversely affect Coach’s sales.

Coach’s business is subject to foreign exchange risk

      Coach sells products to its international wholesale customers (including Coach Japan), in U.S. dollars. However those distributors sell Coach product in the relevant local currency. Currency exchange rate fluctuations could adversely affect the retail prices of the products and result in decreased international demand.

      In order to manage this risk, Coach Japan enters into forward exchange contracts that allow them to obtain dollars at a rate that is set concurrent with the requisition of inventory. As these contracts are entered into before the receipt of inventory, the contract rate may be higher or lower than market rates when the goods are received and the payment is completed. Currently in accordance with GAAP, these contracts are fair valued (i.e. marked-to-market) at the end of each reporting period. This non-cash charge or credit can result in fluctuations in the reported financial results.

      Coach consolidates the financial results of Coach Japan into its financial statements. The functional currency of Coach Japan is the Japanese Yen. These operating results are converted to U.S. dollars based on the average exchange rate during the period and the balance sheet is converted to U.S. dollars based on the exchange rate at the end of the reporting period.

If Coach loses key management or design personnel or is unable to attract and retain the talent required for its business, its operating results could suffer.

      Coach’s performance depends largely on the efforts and abilities of its senior management and design teams. These executives and employees have substantial experience and expertise in Coach’s business and have made significant contributions to its growth and success. Coach does not have employment agreements with any of its key executives or design personnel. The unexpected loss of services of one or more of these individuals could have an adverse effect on Coach’s business. As the business grows, Coach will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level, sales and other employees. Coach cannot guarantee that it will be able to attract and retain personnel as needed in the future.

Coach’s operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of its common stock.

      Because Coach products are frequently given as gifts, Coach has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results. Over the past two fiscal years approximately 35% of Coach’s annual sales and over 50% of its operating income were recognized in the second fiscal quarter, which includes the holiday months of November and December.

Coach’s gross profit may decrease if it becomes unable to obtain its products from, or sell its products in, other countries due to adverse international events that are beyond its control.

      In order to lower its sourcing costs and increase its gross profit, Coach has shifted its production to independent non-U.S. manufacturers in lower-cost markets. Coach’s international manufacturers are subject to many risks, including foreign governmental regulations, political unrest, disruptions or delays in shipments, changes in local economic conditions and trade issues. These factors, among others, could influence the ability of these independent manufacturers to make or export Coach products cost-effectively or at all or to procure some of the materials used in these products. The violation of labor or other laws by any of Coach’s independent manufacturers, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical by Coach or others in the U.S., could damage Coach’s reputation and force it to locate alternative manufacturing sources. Currency exchange rate fluctuations could increase the cost of raw materials for these independent manufacturers, which they could pass along to Coach, resulting in higher costs and decreased margins for its products. If any of these factors were to render a particular country undesirable or impractical as a source of supply, there could be an adverse effect on Coach’s business, including its gross profit.

      Coach’s failure to continue to increase sales of its products in international markets could adversely affect its gross profit. International sales are subject to many risks, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments to other nations and changes in local economic conditions. These factors, among others, could influence Coach’s ability to sell products successfully in international markets. Coach generally purchases products from international manufacturers in U.S. dollars and sells these products in the U.S. and to its international wholesale customers in U.S. dollars.

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

      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. We are currently aware of one institutional shareholder whose common stock holdings exceed the 10% threshold established by the rights plan. This holder has been given permission to increase its ownership in the company to a maximum of 15%, subject to certain exceptions, before triggering the provision of the rights plan.

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

Item 2.     Properties

      The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of June 29, 2002, all of which are leased. The leases expire at various times through 2015, subject to renewal options.

		Approximately
Location	Use	Square Footage

Jacksonville, Florida	Distribution and customer service	560,000
516 West 34th Street, New York	Corporate	160,000
Carlstadt, New Jersey	Corporate and product development	93,000
Florence, Italy	Product development	16,000
Tokyo, Japan	Coach Japan, corporate	7,000
Shenzhen, Peoples Republic of China	Quality control	1,600

Coach also occupies 138 retail and 74 factory leased retail stores located in the United States and two retail locations in the United Kingdom as of June 29, 2002. Indirectly, through Coach Japan, Coach operates 83 retail and department store locations in Japan. Coach considers these properties to be in good condition generally and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

Item 3.     Legal Proceedings

      Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business. In the ordinary course of business, Coach is involved in the policing of its intellectual property rights. As part of its policing program, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforcability of certain of Coach’s intellectual properties. Coach believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Coach business, cash flows, results of operations or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Executive Officers and Directors

      The following table sets forth information regarding each of Coach’s executive officers and directors serving as of June 29, 2002:

Name	Age	Position(s)(1)

Lew Frankfort	56	Chairman, Chief Executive Officer and Director
Keith Monda	56	President, Chief Operating Officer and Director
David DeMattei	46	President, North American Retail and Wholesale Divisions
Reed Krakoff	38	President, Executive Creative Director
Mike Devine	43	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Carole Sadler	43	Senior Vice President, General Counsel and Secretary
Felice Schulaner	42	Senior Vice President, Human Resources
Joseph Ellis(2)(3)	60	Director
Sally Frame Kasaks(3)	58	Director
Gary Loveman	42	Director
Irene Miller(2)(3)	50	Director
Michael Murphy(2)(3)	65	Director

(1)	Coach’s executive officers serve indefinite terms and may be appointed and removed by Coach’s board of directors at any time. Coach’s directors are elected at the annual stockholders meeting and serve terms of one year.

(2)	Member of the audit committee.

(3)	Member of the compensation and employee benefits committee.

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

      Keith Monda was appointed President of Coach in May 2002 after serving as Executive Vice President and Chief Operating Officer of Coach from June 1998. He has served as a member of Coach’s board of directors since June 1, 2000, the date of incorporation. Prior to joining Coach, Mr. Monda served as Senior Vice President, Finance & Administration and Chief Financial Officer of Timberland Company from December 1993 until May 1996, and was promoted to, and held the position of, Senior Vice President,

Operations from May 1996 until January 1998. From May 1990 to December 1993, Mr. Monda served as Executive Vice President, Finance and Administration of J. Crew. Mr. Monda holds Bachelor of Science and Master of Arts degrees from Ohio State University.

      David DeMattei joined Coach as President, Retail Division in July 1998 and was named President, North American Retail and Wholesale Divisions in March 2002. From June 1995 to April 1998, Mr. DeMattei served as Retail President of J. Crew, and from January 1994 to January 1995 he served as Chief Financial Officer of the Nature Company, a division of CML Group. From January 1993 to January 1994, he served as President of Banana Republic Retail Stores. From January 1983 through January 1993, Mr. DeMattei held various positions at Gap, Inc., including Chief Financial Officer. Mr. DeMattei holds a Bachelor of Science degree in Business Administration from the University of San Francisco.

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

      Mike Devine has served as Senior Vice President and Chief Financial Officer of Coach since December 2001. Prior to Joining Coach, Mr. Devine served as Chief Financial Officer and Vice President-Finance of Mothers Work, Inc. from February 2000 until November 2001. From 1997 to 2000, Mr. Devine was Chief Financial Officer of Strategic Distribution, Inc., a Nasdaq-listed industrial store operator. Previously, Mr. Devine was Chief Financial Officer at Industrial System Associates, Inc. from 1995 to 1997, and for the prior six years he was the Director of Finance and Distribution for McMaster-Carr Supply Co. Mr. Devine holds a Bachelor of Science degree in Finance and Marketing from Boston College and an MBA degree in Finance from the Wharton School of the University of Pennsylvania.

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

      Felice Schulaner joined Coach as Senior Vice President, Human Resources in January 2000. Prior to joining Coach, Ms. Schulaner served as Senior Vice President, Human Resources of Optimark Technologies from February 1999 through December 1999 and as Senior Vice President, Human Resources of Salant Corporation from July 1997 through February 1999. Ms. Schulaner was Vice President, Worldwide Recruitment & Selection at American Express from July 1996 until June 1997. From 1990 through 1996, she served in various other human resources positions at American Express, including Vice President, Human Resources Reengineering, and, from 1986 until 1990, Ms. Schulaner held human resources positions at Macy’s Northeast in New York City. Ms. Schulaner holds a Bachelor of Arts degree from New College of the University of South Florida. In December 1998, Salant Corporation commenced bankruptcy proceedings, which concluded in April 1999.

      Joseph Ellis was elected to Coach’s Board of Directors on September 12, 2000. Mr. Ellis has served as an Advisory Director of Goldman Sachs & Co. since May 1999 and served as a Limited Partner of Goldman, Sachs from 1994 to May 1999, and a General Partner from 1986 to 1994. Mr. Ellis served as senior retail-industry analyst from 1970 through 1994. Before joining Goldman Sachs in 1970, Mr. Ellis was Vice President and Investment Analyst with The Bank of New York. Mr. Ellis also serves as a Director of The New York State Nature Conservancy and Waterworks, Inc. He is a member of the Steering Committee of the Center for Environmental Research and Conservation of Columbia University, a Northeast trustee of CARE and a trustee for the RARE Center for Tropical Conservation. Mr. Ellis holds a Bachelor of Arts degree from Columbia University.

      Sally Frame Kasaks was elected to Coach’s Board of Directors in November 2001. Ms. Kasaks has served as a marketing and retail consultant for ISTA Incorporated since January 1997. Prior to this, she served as Chairman and Chief Executive Officer of Ann Taylor Stores, Inc. from February 1992 until August, 1996. Ms. Kasaks was the President and Chief Executive Officer of Abercrombie and Fitch, a division of The Limited, Inc., from February 1989 through February 1992 and the Chairman and Chief Executive Officer of The Talbots, Inc., which was a specialty apparel retailing division of General Mills Co., from November 1985 through September 1988. Ms. Kasaks also serves as a Director of Pacific Sunwear of California, Inc., Cortefiel, S.A., The White House, Inc., Tuesday Morning, Inc., The Children’s Place, Inc. and Learning Curve International, Inc. She holds a Bachelor of Arts degree from The American University.

      Gary Loveman was elected to Coach’s Board of Directors in February 2002. Mr. Loveman has served as President of Harrah’s Entertainment, Inc. since April 2001 and Chief Operating Officer of Harrah’s since May 1998. Effective January 1, 2003, Mr. Loveman will asssume the role of Chief Executive Officer of Harrah’s. He was a member of the three-executive Office of the President of Harrah’s from May 1999 to April 2001 and was Executive Vice President from May 1998 to May 1999. From 1994 to 1998, Mr. Loveman was Associate Professor of Business Administration, Harvard University Graduate School of Business Administration, where his responsibilities included teaching MBA and executive education students, research and publishing in the field of service management, and consulting and advising large service companies. Mr. Loveman also serves as a director of Ventas, Inc. and JCC Holding Company. He holds a Bachelor of Arts degree in Economics from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology.

      Irene Miller was elected to Coach’s Board of Directors in May 2001. Ms. Miller is Chief Executive Officer of Akim, Inc., an investment management and consulting firm and, until June 1997, was Vice Chairman and Chief Financial Officer of Barnes and Noble, Inc., the world’s largest bookseller. She joined Barnes & Noble in 1991, became Chief Financial Officer in 1993 and Vice Chairman in 1995. From 1986 to 1990 Ms. Miller was an investment banker at Morgan Stanley & Co. Incorporated, serving as Principal in her last position. Ms. Miller also serves as a director on the Boards of Barnes & Noble, Inc., Oakley, Inc., Inditex, S.A. and The Body Shop International PLC. Ms. Miller holds a Master of Science degree from Cornell University and a Bachelor of Science degree from the University of Toronto.

      Michael Murphy was elected to Coach’s Board of Directors on September 12, 2000. From 1994 to 1997, Mr. Murphy served as Vice Chairman and Chief Administrative Officer of Sara Lee. Mr. Murphy also served as a director of Sara Lee from 1979 through October 1997. Mr. Murphy joined Sara Lee in 1979 as Executive Vice President and Chief Financial and Administrative Officer and, from 1993 until 1994, also served as Vice Chairman. Mr. Murphy is also a director of Bassett Furniture Industries, Inc., Civic Federation, Big Shoulders Fund, Chicago Cultural Center Foundation, GATX Corporation, Payless Shoe Source, Inc. and CNH Global N.V. He is also a member of the Board of Trustees of Northern Funds (a family of mutual funds). Mr. Murphy holds a Bachelor of Science degree in Business Administration from Boston College and an MBA degree from the Harvard Business School.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Refer to the information regarding the market for Coach’s Common Stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included herein.

Item 6.     Selected Financial Data (in thousands except for per share data)

      The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 29, 2002 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended

	June 29,	June 30,	July 1,	July 3,	June 27,
	2002	2001	2000	1999	1998

Consolidated Statements of Income:(1)
Net sales(2)	$719,403	$600,491	$537,694	$500,944	$513,915
Cost of sales	236,041	218,507	220,085	226,190	235,512

Gross profit	483,362	381,984	317,609	274,754	278,403
Selling, general and administrative expenses	346,354	275,727	261,592	248,171	253,390
Reorganization costs(3)	3,373	4,569	—	7,108	—

Operating income	133,635	101,688	56,017	19,475	25,013
Interest expense, net	299	2,258	387	414	236

Income before provision for income taxes and minority interest	133,336	99,430	55,630	19,061	24,777
Provision for income taxes	47,325	35,400	17,027	2,346	4,180
Minority interest, net of tax	184	—	—	—	(66)

Net income	$85,827	$64,030	$38,603	$16,715	$20,663

Net income per share
Basic	$0.97	$0.78	$0.55	$0.24	$0.29

Diluted	$0.94	$0.76	$0.55	$0.24	$0.29

Shares used in computing net income per share(4):
Basic	88,048	81,860	70,052	70,052	70,052

Diluted	90,952	84,312	70,052	70,052	70,052

Consolidated Percentage of Net Sales Data:
Gross margin	67.2%	63.6%	59.1%	54.8%	54.2%
Selling, general and administrative expenses	48.1%	45.9%	48.7%	49.5%	49.3%
Operating income	18.6%	16.9%	10.4%	3.9%	4.9%
Net income	11.9%	10.7%	7.2%	3.3%	4.0%

	Fiscal Year Ended

	June 29,	June 30,	July 1,	July 3,	June 27,
	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Working capital	$128,160	$47,119	$54,089	$51,685	$95,554
Total assets	440,571	258,711	296,653	282,088	257,710
Inventory	136,404	105,162	102,097	101,395	132,400
Receivable from Sara Lee	—	—	63,783	54,150	—
Payable to Sara Lee	—	—	—	—	11,088
Revolving credit facility	34,169	7,700	—	—	—
Long-term debt	3,615	3,690	3,775	3,810	3,845
Stockholders’ equity	$260,356	$148,314	$212,808	$203,162	$186,859

Supplemental Information:
Operating income	$133,635	$101,688	$56,017	$19,475	$25,013
Add back: reorganization costs(3)	3,373	4,569	—	7,108	—

Operating income excluding reorganization costs	$137,008	$106,257	$56,017	$26,583	$25,013

Net income	$85,827	$64,030	$38,603	$16,715	$20,663
Add back: reorganization costs(3)	3,373	4,569	—	7,108	—
Tax effect of reorganization costs	(1,197)	(1,627)	—	(2,488)	—

Net income excluding reorganization costs	$88,003	$66,972	$38,603	$21,335	$20,663

Operating income excluding reorganization costs as a percentage of net sales	19.0%	17.7%	10.4%	5.3%	4.9%
Net income excluding reorganization costs as a percentage of net sales	12.2%	11.2%	7.2%	4.3%	4.0%

      Operating income excluding reorganization costs and net income excluding reorganization costs are financial indicators utilized by management to measure operating performance. These measures should not be construed as an alternative to, or better indicator of, operating earnings as determined in accordance with generally accepted accounting principles.

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal year 1999 was a 53-week year, while fiscal years 1998, 2000, 2001 and 2002 were 52-week years.

(2)	Net sales for all prior periods have been adjusted for the reclassification of rebates and allowances, from selling, general and administrative expenses in accordance with EITF 00-25. The effect of the adoption resulted in the reclassification of $15,588, $11,224, $6,837 and $8,305 from selling, general and administrative expenses to a reduction in net sales for fiscal 2001, 2000, 1999 and 1998.

(3)	During fiscal 1999, Coach committed to and completed a reorganization plan involving the closure of its Carlstadt, New Jersey, warehouse and distribution center, the closure of its Italian manufacturing operation, and the reorganization of its Medley, Florida, manufacturing facility. During fiscal 2001, Coach committed to and completed a reorganization plan involving the complete closure of its Medley, Florida manufacturing operation. These actions, intended to reduce costs, resulted in the transfer of production to lower cost third-party manufacturers and the consolidation of all of its distribution functions at the Jacksonville, Florida, distribution center. During fiscal 2002, Coach committed to and completed a reorganization plan involving the complete closure of its Lares, Puerto Rico, manufacturing operation. These actions were intended to reduce costs and resulted in the transfer of production to lower cost third-party manufacturers.

(4)	The two-for-one stock split in July 2002 has been retroactively applied to all prior periods.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.

Overview

      Coach was founded in 1941 and was acquired by Sara Lee Corporation in July 1985. In October 2000, Coach was listed on the New York Stock Exchange and sold 17.0 million shares of stock in an initial public offering. In April 2001, Sara Lee ended its ownership with a distribution of its remaining shares in Coach via an exchange offer.

      Coach is a designer and marketer of high-quality, modern American classic accessories. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, luggage and travel accessories, personal planning products, leather outerwear, gloves and scarves.

      Coach generates revenue by selling its products directly to consumers and indirectly through wholesale customers and by licensing its brand name to select manufacturers. Direct-to-consumer sales consist of sales of Coach products through its 138 Company-operated U.S. retail stores, 74 Company-operated U.S. factory stores, its direct mail catalogs and its e-commerce website. Indirect sales consist of sales of Coach products to approximately 1,400 department store and specialty retailer locations in the United States, 118 international department store, retail store, factory store and duty-free shop locations in 18 countries and 83 retail and department store locations managed by its joint venture Coach Japan, Inc. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive rewards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select partners for the sale of Coach branded watches, footwear and furniture.

      Coach’s cost of sales consists of the costs associated with the sourcing of its products. Coach’s gross profit is dependent upon a variety of factors and may fluctuate from quarter to quarter. These factors include changes in the mix of products it sells, fluctuations in cost of materials and changes in the relative sales mix among its distribution channels.

      Selling, general and administrative expenses comprise four categories of expenses: selling; advertising, marketing and design; distribution and customer service; and administration and information services. Selling expenses comprise store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan operating expenses. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs as well as public relations, market research expenses and mail order costs. Distribution and customer services expenses comprise warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administration and information services expenses comprise compensation costs for the information systems, executive, finance, human resources and legal departments as well as consulting and software expenses. Selling, general and administrative expenses are affected by the number of stores Coach operates in any fiscal period and the relative proportions of retail and wholesale sales. Selling, general and administrative expenses increase as Coach and Coach Japan operate more stores, although an increase in the number of stores generally enables them to spread the fixed portion of its selling, general and administrative expenses over a larger sales base.

      As part of the transformation of Coach’s business, Coach ceased production at the Medley, Florida, manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers.

      In April 2002, Coach ceased production at the Lares, Puerto Rico, manufacturing facility. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares facility. These actions will reduce costs by the resulting transfer of production to lower cost third-party manufacturers.

      Coach’s fiscal year ends on the Saturday closest to June 30.

Results of Operations

      The following is a discussion of the results of operations for fiscal 2002 compared to fiscal 2001, and fiscal 2001 compared to fiscal 2000 along with a discussion of the changes in financial condition during fiscal 2002.

      This Management’s Discussion and Analysis should be read in conjunction with Coach’s Consolidated Financial Statements and accompanying footnotes thereto.

      Net sales by business segment for fiscal 2002 compared to fiscal 2001 and fiscal 2000 are as follows:

	Fiscal Year Ended					Percentage of Total Net Sales

	June 29,	June 30,	July 1,			June 29,	June 30,	July 1,
	2002	2001	2000	Rate of Increase		2002	2001	2000

	(dollars in millions)			(’02 v. ’01)	(’01 v. ’00)

Direct	$447.1	$391.8	$352.0	14.1%	11.3%	62.1%	65.2%	65.5%
Indirect	272.3	208.7	185.7	30.5	12.4	37.9	34.8	34.5

Total net sales	$719.4	$600.5	$537.7	19.8%	11.7%	100.0%	100.0%	100.0%

      Consolidated statements of income for fiscal 2002 compared to fiscal 2001 and fiscal 2000 are as follows:

	Fiscal Year Ended

	June 29, 2002		June 30, 2001		July 1, 2000

	$	% of net sales	$	% of net sales	$	% of net sales

	(dollars in millions, except for earnings per share)
Net sales	$716.5	99.6%	$598.3	99.6%	$535.9	99.7%
Licensing revenue	2.9	0.4	2.2	0.4	1.8	0.3

Total net sales	719.4	100.0	600.5	100.0	537.7	100.0
Cost of sales	236.0	32.8	218.5	36.4	220.1	40.9

Gross profit	483.4	67.2	382.0	63.6	317.6	59.1
Selling, general and administrative expenses	346.4	48.1	275.7	45.9	261.6	48.7
Reorganization costs	3.4	0.5	4.6	0.8	—	0.0

Operating income	133.6	18.6	101.7	16.9	56.0	10.4
Interest expense, net	0.3	0.1	2.3	0.4	0.4	0.1

Income before provision for income taxes and minority interest	133.3	18.5	99.4	16.5	55.6	10.3
Provision for income taxes	47.3	6.6	35.4	5.8	17.0	3.1
Minority interest, net of tax	0.2	0.0	—	0.0	—	0.0

Net income	$85.8	11.9%	$64.0	10.7%	$38.6	7.2%

	Fiscal Year Ended

	June 29,		June 30,		July 1,
	2002		2001		2000

Net income per share:
Basic	$0.97	(1)	$0.78	(3)	$0.55
Diluted	$0.94	(2)	$0.76	(4)	$0.55
Weighted-average number of common shares(5):
Basic	88.0		81.9		70.1
Diluted	91.0		84.3		70.1

(1)	$1.00 per share after adding back the impact of the reorganization charge, net of tax.

(2)	$0.97 per share after adding back the impact of the reorganization charge, net of tax.

(3)	$0.82 per share after adding back the impact of the reorganization charge, net of tax.

(4)	$0.79 per share after adding back the impact of the reorganization charge, net of tax.

(5)	The two-for-one stock split in July 2002 has been retroactively applied to all periods.

     Fiscal 2002 Compared to Fiscal 2001

     Net Sales

      Net sales increased by 19.8% to $719.4 million in fiscal 2002 from $600.5 million in fiscal 2001. These results reflect increased volume in both the direct-to-consumer and indirect channels.

      Direct. Net sales increased 14.1% to $447.1 million in fiscal 2002 from $391.8 million in fiscal 2001. The increase was primarily due to new store openings. Net sales from new retail and factory stores accounted for approximately 78% or $42.9 million of the increase in net sales. Since the end of fiscal 2001, Coach opened 20 retail stores and six factory stores. In addition, comparable store sales growth for retail stores and factory stores open for one full year was 4.3% and 3.4%, which primarily represented the balance of the increase in net sales, which was partially offset by the three retail stores that were closed during fiscal 2002.

      Indirect. Net sales increased 30.5% to $272.3 million in fiscal 2002 from $208.7 million in fiscal 2001. This increase was driven primarily by the consolidation of Coach Japan and comparable store sales growth in Japan. Coach Japan sales to consumers are recorded at retail, versus sales to the former distributors, which were recorded at wholesale value. The impact of Coach Japan accounted for approximately $55 million of the increase in net sales. This increase is a result of the shift to retail from wholesale pricing, which contributed approximately $37 million of the increase, with the balance of this increase resulting from increased sales volume. The international wholesale business was relatively consistent compared to the prior year. The U.S. wholesale category accounted for approximately $8 million of the increase in net sales offset by a decrease in net sales of approximately $4 million in the business-to-business category.

     Gross Profit

      Gross profit increased 26.5% to $483.4 million in fiscal 2002 from $382.0 million in fiscal 2001. Gross margin increased approximately 360 basis points to 67.2% in fiscal 2002 from 63.6% in fiscal 2001. This improvement was driven by the consolidation of Coach Japan, which contributed approximately 230 basis points. There was a shift in product mix, reflecting the continued diversification into non-leather fabrications with new and successful mixed-material collections. This contributed approximately 100 basis points. In addition, gross margin benefited from the continuing impact of sourcing cost reductions, which contributed 30 basis points.

      The following chart illustrates the gross margin performance we have experienced over the last eight quarters:

							Total
	Q1	Q2	1st Half	Q3	Q4	2nd Half	Year

	(unaudited)
Fiscal 2002	64.1%	68.6%	66.8%	68.8%	66.6%	67.6%	67.2%
Fiscal 2001	62.3%	64.9%	63.9%	64.0%	62.6%	63.3%	63.6%

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 25.6% to $346.4 million in fiscal 2002 from $275.7 million in fiscal 2001. Selling, general and administrative expenses increased to 48.1% as a percentage of net sales versus 45.9% in fiscal 2001.

      Selling expenses increased by 40.9% to $229.3 million, or 31.9% of net sales, in fiscal 2002 from $162.7 million, or 27.1% of net sales, in fiscal 2001. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan; which were borne by former distributors in prior periods. Operating costs associated with Coach Japan totaled $46.6 million in fiscal 2002. Included in these costs was a $3.3 million fair value adjustment for open foreign currency forward contracts. Also contributing to the increase was $20.1 million in operating costs associated with new retail and factory stores; increased variable costs for comparable store sales; store remodels; costs to support the additional stores; and store sales promotions to enhance sales.

      Advertising, marketing, and design expenses decreased by 0.8% to $51.7 million, or 7.2% of net sales, in fiscal 2002 from $52.2 million, or 8.7% of net sales, in fiscal 2001. The dollar decrease in these expenses was primarily due to the leveraging of costs through focused media placements, as well as greater usage of postcards and direct mail.

      Distribution and customer service expenses increased to $26.9 million in fiscal 2002 from $25.8 million in fiscal 2001. The dollar increase in these expenses was primarily due to higher sales volumes, partially offset by efficiency gains at the distribution and customer service facility, which resulted in a decline in the ratio to net sales from 4.3% in fiscal 2001 to 3.7% in fiscal 2002.

      Administrative expenses increased to $38.5 million, or 5.4% of net sales, in fiscal 2002 from $35.0 million, or 5.8% of net sales, in fiscal 2001. The absolute dollar increase in these expenses was primarily due to increased staffing costs and consulting services related to Coach becoming a stand-alone company, offset by business interruption proceeds gain recorded for $1.4 million in fiscal 2002 relating to our World Trade Center location.

     Reorganization Costs

      In the third fiscal quarter of 2002, management of Coach committed to and announced a plan to cease production at the Lares, Puerto Rico, manufacturing facility in March 2002. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares facility. These actions were intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach expects to achieve costs savings of $3.9 million in fiscal 2003 and $5.2 million in ongoing savings from these actions, to be realized in the form of lower cost of goods. Coach recorded a reorganization cost of $4.5 million in the third quarter of fiscal 2002. In the fourth quarter of fiscal 2002, this charge was reduced to $3.4 million. This was primarily due to the complete disposition of the fixed assets, in which proceeds exceeded original estimates by management. This reorganization cost includes $2.2 million for worker separation costs, $0.7 million for lease termination costs and $0.5 million for the write-down of long-lived assets to net realizable value. By June 29, 2002, production ceased at the Lares facility and disposition of the fixed assets and the termination of all employees had been completed.

     Operating Income

      Operating income increased 31.4% to $133.6 million from $101.7 million in fiscal 2001. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Excluding the impact of both fiscal 2002 and fiscal 2001 reorganization costs, operating income increased 28.9% to $137.0 million, or 19.0% of net sales, in fiscal 2002 from $106.3 million, or 17.7% of net sales, in fiscal 2001.

     Interest Expense, Net

      Net interest expense decreased 86.8% to $0.3 million, or 0.04% of net sales, in fiscal 2002 from $2.3 million or 0.4% of net sales, in fiscal 2001. The dollar decrease was due to reduced borrowings as a result of positive cash flow and cash on hand in fiscal 2002.

     Income Taxes

      The effective tax rate decreased to 35.5% in fiscal 2002 compared with the 35.6% recorded in fiscal 2001.

     Minority Interest

      Minority interest, net of tax was $0.2 million in fiscal 2002. There was no minority interest in fiscal 2001. Included in minority interest was the joint venture partner’s portion of the net income generated from the operations of Coach Japan.

     Net Income

      Net income increased 34.0% to $85.8 million from $64.0 million in fiscal 2001. This increase was the result of increased operating income. Excluding the impact of both fiscal 2002 and fiscal 2001 reorganization costs, net of related tax effect, net income increased 31.4% to $88.0 million, or 12.2% of net sales, in fiscal 2002 from $67.0 million, or 11.2% of net sales, in fiscal 2001.

     Earnings Per Share

      Diluted net income per share was $0.94 in fiscal 2002 and $0.76 in fiscal 2001, which includes the effect of the two-for-one stock split in July 2002. Diluted net income per share excluding the impact of the reorganization costs, net of related tax effect, was $0.97 in fiscal 2002 and $0.79 in fiscal 2001.

     Fiscal 2001 Compared to Fiscal 2000

     Net Sales

      Net sales increased by 11.7% to $600.5 million in fiscal 2001 from $537.7 million in fiscal 2000. These results reflect increased volume in both the direct-to-consumer and indirect channels.

      Direct. Net sales increased 11.3% to $391.8 million in fiscal 2001 from $352.0 million in fiscal 2000. The increase was primarily due to new store openings, store renovations, store expansions and comparable stores sales growth. Comparable store sales growth for retail stores and factory stores open for one full year was 2.1% and 4.3%, respectively. During fiscal 2001, Coach opened 15 new retail stores and five new factory stores. In addition, 28 retail stores and five factory stores were remodeled, while three retail stores and one factory store were expanded. No stores were closed during fiscal 2001.

      Indirect. Net sales attributable to United States and international wholesale shipments increased 12.4% to $208.7 million in fiscal 2001 from $185.7 million in fiscal 2000. The increase was primarily due to strong gains in the international wholesale channel, highlighted by continued double-digit increases in comparable location sales to Japanese consumers worldwide and increased demand for new products. Licensing revenue increased 23.5% to $2.2 million in fiscal 2001 from $1.8 million in fiscal 2000 due primarily to expanded distribution of licensed footwear product.

     Gross Profit

      Gross profit increased 20.3% to $382.0 million in fiscal 2001 from $317.6 million in fiscal 2000. Gross margin increased approximately 450 basis points to 63.6% in fiscal 2001 from 59.1% in fiscal 2000. This improvement was driven by a shift in product mix, reflecting the continued diversification into non-leather fabrications with new and successful mixed-material collections. In addition, gross margin benefited from the continuing impact of sourcing cost reductions as well as channel mix, as the international channel continued to expand as a percentage of sales.

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 5.4% to $275.7 million in fiscal 2001 from $261.6 million in fiscal 2000. Selling, general and administrative expenses decreased to 45.9% as a percentage of net sales versus 48.7% in fiscal 2000.

      Selling expenses increased by 12.9% to $162.7 million, or 27.1% of net sales, in fiscal 2001 from $144.2 million, or 26.8% of net sales, in fiscal 2000. The dollar increase in these expenses was primarily due to $16.3 million of operating costs associated with new retail and factory stores; increased variable costs for comparable store sales; store remodels; costs to support the additional stores; and store sales promotions to enhance sales. The remaining selling expense increase was caused primarily by volume-related costs in our indirect sales channels.

      Advertising, marketing, and design expenses increased by 4.0% to $52.2 million, or 8.7% of net sales, in fiscal 2001 from $50.2 million, or 9.3% of net sales, in fiscal 2000. The dollar increase in these expenses was primarily due to increased staffing expenses of $1.0 million and increased advertising expenses of $0.6 million.

      Distribution and customer service expenses increased slightly to $25.8 million, or 4.3% of net sales, in fiscal 2001 from $25.3 million, or 4.7% of net sales, in fiscal 2000. The dollar increase in these expenses was due to higher sales volumes, partially offset by efficiency gains at our distribution and customer service facility.

      Administrative expenses decreased to $35.0 million, or 5.8% of net sales, in fiscal 2001 from $41.9 million, or 7.8% of net sales, in fiscal 2000. The decrease in these expenses was due to lower fringe benefit costs and lower performance based compensation expenses, partially offset by higher occupancy costs associated with the lease renewal of our New York City corporate headquarters location and incremental expenses incurred to support new corporate governance activities relating to Coach becoming publicly owned.

     Reorganization Costs

      In the first fiscal quarter of 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida, manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at the Medley facility. These actions were intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach achieved cost savings of $2.7 million in fiscal 2001. Coach recorded a reorganization cost of $5.0 million in the first quarter of fiscal year 2001. In the second half of fiscal year 2001, this charge was reduced to $4.6 million. This was due primarily to the complete disposition of the fixed assets, in which the proceeds exceeded original estimates by management. This reorganization cost includes $3.1 million for worker separation costs, $0.8 million for lease termination costs and $0.6 million for the write-down of long-lived assets to net realizable value. By June 30, 2001, production ceased at the Medley facility, disposition of the fixed assets had been accomplished and the termination of the 362 employees had been completed.

     Operating Income

      Operating income increased 81.5% to $101.7 million from $56.0 million in fiscal 2000. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Before the impact of reorganization costs, operating income increased 89.7% to $106.3 million, or 17.7% of net sales, in fiscal 2001 from $56.0 million, or 10.4% of net sales, in fiscal 2000.

     Interest Expense, Net

      Net interest expense increased 483% to $2.3 million, or 0.4% of net sales, in fiscal 2001 from $0.4 million or 0.1% of net sales, in fiscal 2000. The increase was due to interest expense on the note payable to an affiliate of Sara Lee that Coach assumed in October 2000 as part of the initial public offering and interest expense on borrowings on the Fleet National Bank facility (the “Fleet facility”), which replaced the facility previously provided by Sara Lee. There was no interest expense incurred on the facility provided by Sara Lee in the prior year.

     Income Taxes

      The effective tax rate increased to 35.6% in fiscal 2001 from 30.6% in fiscal 2000. This increase was caused by a lower percentage of income in fiscal 2001 attributable to Company-owned offshore manufacturing, which is taxed at lower rates.

     Net Income

      Net income increased 65.9% to $64.0 million from $38.6 million in fiscal 2000. This increase was the result of increased operating income partially offset by a higher provision for income taxes and increased interest expense. Before the impact of reorganization costs, net of related tax effect, net income increased 73.5% to $67.0 million, or 11.2% of net sales, in fiscal 2001 from $38.6 million, or 7.2% of net sales, in fiscal 2000.

     Earnings Per Share

      Diluted net income per share was $0.76 in fiscal 2001. This reflects a weighted-average of the shares outstanding before and after the public offering of common stock in October 2000 and the effect of the two-for-one stock split in July 2002. Fiscal 2000 diluted net income per share was $0.55 since only the shares owned by Sara Lee are used in the calculation.

FINANCIAL CONDITION

     Liquidity and Capital Resources

      Net cash provided from operating and investing activities was $52.0 million for fiscal 2002. Net cash provided from operating and investing activities was $93.3 million in fiscal 2001, a period not fully comparable since it represented Coach as a subsidiary of Sara Lee through April 5, 2001. Fiscal 2001 benefited by a decrease in Receivables from Sara Lee. Excluding the impact of the decrease in Receivables from Sara Lee, net cash provided from operating and investing activities would have been $61.8 million in fiscal 2001. The year-on-year decrease was the result of increased working capital requirements for the joint venture in Japan, its acquisition of P.D.C. Co. Ltd. and its buyout of distribution rights and assets from J. Osawa, partially offset by higher earnings during the year.

      Capital expenditures amounted to $42.8 million in fiscal 2002, compared with $31.9 million in fiscal 2001 and in both periods related primarily to new and renovated retail and factory stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations, international expansion opportunities and management information systems initiatives.

      Net cash provided from financing activities was $38.3 million for fiscal 2002 as compared with a use of cash of $89.7 million in fiscal 2001. The year-to-year increase resulted from proceeds received from its joint venture partner and net proceeds from the exercise of stock options, offset by the repurchase of common stock. During fiscal 2001 Coach repaid long-term debt that was assumed as part of the equity restructuring related to the initial public offering completed in October 2000.

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

      The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

      The initial LIBOR margin under the facility was 125 basis points. For the year ended June 29, 2002, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the year ended June 29, 2002, the commitment fee was 25 basis points.

      During fiscal 2002 the peak borrowings under the Fleet facility were $46.9 million. In fiscal 2001 the peak borrowings under the Sara Lee credit facility were $37.7 million. As of June 29, 2002, the borrowings under the Fleet facility were fully repaid from operating cash flow. The facility remains available for seasonal working capital requirements or general corporate purpose.

      In order to provide funding for working capital, the acquisition of distributors and general corporate purposes, Coach Japan has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 6.7 billion yen or approximately $56 million at June 29, 2002. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

      These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. Coach, Inc. is not a guarantor on these facilities.

      During fiscal 2002 the peak borrowings under the Japanese credit facilities were $35.4 million. As of June 29, 2002, borrowings under the Japanese revolving credit facility agreements were $34.2 million.

      On September 17, 2001 the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80 million may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will become authorized but unissued shares and may be issued in the future for general corporate and other uses. Coach may terminate or limit the stock repurchase program at any time.

      During fiscal 2002, Coach repurchased 0.9 million shares at an average cost of $11.45 per share, which were financed out of operating cash flows and borrowings under the credit facility, which were repaid during fiscal 2002.

      During August 2002, Coach repurchased 1.9 million shares at an average cost of $25.92 per share. The stock repurchases of approximately $50 million were financed out of cash on hand and operating cash flows. As of August 30, 2002, Coach had expended approximately $60 million of the $80 million authorized to date under the stock repurchase program.

      Coach opened 20 new U.S. retail stores in fiscal 2002. As of June 29, 2002 we completed our store renovation program, which began in fiscal 1999. We expect that fiscal 2003 capital expenditures for new retail stores will be approximately $20 million and that capital expenditures for retail, factory and department store renovations will be approximately $15 million. We intend to finance these investments from internally generated cash flows or by using funds from our revolving credit facility.

      Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2002, Coach purchased approximately $253 million of inventory, which was funded by operating cash flow and by borrowings under its revolving credit facility.

      Management believes that cash flow from operations and availability under the revolving credit facilities will provide adequate funds for the foreseeable working capital needs, planned capital expenditures and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

      Currently, Sara Lee is a guarantor or a party to many of Coach’s leases. Coach obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee but for which Sara Lee retains contingent liability. Coach is required to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. Coach has agreed to make efforts to remove Sara Lee from all of its existing leases, and Sara Lee is not a guarantor or a party to any new or renewed leases. The initial letter of credit had a face amount of $20.6 million, and we expect this amount to decrease annually as Coach’s guaranteed obligations are reduced. As of June 2002 the letter of credit was reduced to $19.8 million. We expect that it will be required to maintain the letter of credit for at least 10 years.

      The following represents the scheduled maturities of Coach’s long-term contractual obligations as June 29, 2002.

	Payment Due by Period

	Less than	1-3	4-5	After 5
	1 year	Years	Years	Years	Total

		(amounts in millions)
Operating leases	$38.8	$109.0	$61.6	$116.8	$326.2
Revolving credit facility	34.2	—	—	—	34.2
Long-term debt including the current portion	0.1	0.3	0.4	2.9	3.7

Total	$73.1	$109.3	$62.0	$119.7	$364.1

      Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked-to-market are based upon independent third party sources.

     Long-Term Debt

      Coach is party to an Industrial Revenue Bond related to its Jacksonville facility. This loan has a remaining balance of $3.7 million and bears interest at 8.77%. Principal and interest payments are made semi-annually, with the final payment due in 2014.

     Tax Rate

      Coach has completed the shutdown of its Lares, Puerto Rico, manufacturing facility. The shutdown eliminated the tax benefit Coach has received under Section 936 of the Internal Revenue Code. As a result, in fiscal year 2003 it is anticipated that the effective tax rate will increase to approximately 37%.

     Seasonality

      Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. We anticipate that our sales and operating profit will continue to be seasonal in nature.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and as such requires the use of judgement. Actual results may vary from estimates in amounts that may be material to the financial statements. The accounting policies discussed below are considered critical because changes to certain judgements and assumptions inherent in these policies could affect the financial statements.

      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Coach’s more significant policies where alternative methods are available include accounting for stock options and inventories. For more information on Coach’s accounting policies please refer to the Notes to Consolidated Financial Statements. Other critical accounting policies are as follows:

     Inventories

      U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventory costs include material, conversion costs, freight and duties. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. We evaluate the adequacy of reserves quarterly. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow moving and aged merchandise.

     Valuation of Long-Lived Assets

      Long-lived assets, other than intangible assets and goodwill, primarily include property and equipment. Long-lived assets being retained for use by Coach are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during the period. The impairment loss would be calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) (discussed in New Accounting Standards) we included intangible assets and goodwill as a component of the long-lived asset categories reviewed for impairment as discussed above. Subsequent to the adoption of SFAS 142, indefinite lived intangible assets and goodwill were reviewed for impairment in accordance with the new accounting standards.

      Long-lived assets that are to be disposed of, are reported at the lower of carrying value or fair value less cost to sell. Reductions in carrying value are recognized in the period in which management commits to a plan to dispose of the assets. However, our estimates project cash flows several years into the future and could be affected by variable factors such as inflation, real estate markets and economic conditions.

     Revenue Recognition

      Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee.

     New Accounting Standards

      In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” In November 2001, EITF 00-25, was codified in EITF 01-09. This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, Coach had recorded these activities within selling, general and administrative expenses. Coach adopted EITF 00-25 in the first quarter of fiscal 2002. In connection with this adoption, prior period amounts have been reclassified to conform with the current year’s presentation. The effect of the adoption resulted in a reclassification from selling, general and administrative expense to a reduction in net sales of $15.6 million for fiscal 2001 and $11.2 million for fiscal 2000.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. As such all business combinations initiated after June 30, 2001 are now accounted for using the purchase method. The adoption of SFAS 141 did not have any effect on our consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives, such as our trademarks, are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Coach adopted this pronouncement in the first quarter of fiscal 2002 resulting in no goodwill or trademark amortization expense in fiscal 2002. Goodwill and trademark amortization of $0.9 million was recorded in fiscal 2001 and fiscal 2000. The transitional impairment tests were completed and did not result in an impairment charge.

      In November 2001, the EITF reached consensus on Issue 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”. Related to their discussion of this topic, the EITF also reached consensus on Issue 01-13, “Income Statement Display of Business Interruption Insurance Recoveries”. These issues primarily relate to supplemental disclosure of the impact of the terrorist attacks and the recognition of business interruption insurance recoveries. Refer to Note 18, “Terrorist Attacks”, of the consolidated financial statements, for a discussion of the relevant impact on the Coach business and financial statements.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for the first quarter in the fiscal year ending June 28, 2003. Coach does not expect the adoption of this statement to have a material impact on its consolidated results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS 144 retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the first quarter in the fiscal year ending June 28, 2003. Coach is currently evaluating the impact, if any, of adopting this statement on its consolidated results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30; otherwise such costs will be classified within income from operations. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. It is not expected that the adoption of this statement will have a material impact on Coach’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on Coach’s consolidated results of operations or financial position.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

      The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. Coach manages these exposures through operating and financing activities and, when appropriate through the use of derivative financial instruments with respect to Coach Japan. The following quantitative disclosures are based on quoted market prices obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities and theoretical pricing models. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from those estimates.

     Foreign Exchange

      Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues translated into U.S. dollars.

      Approximately 90% of Coach’s fiscal 2002 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

      Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan. Coach, through Coach Japan, enters into certain foreign currency derivative instruments that economically hedge certain of its risks but have not been designated for hedge accounting. These transactions are in accordance with Company risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. During fiscal 2002, Coach Japan entered into forward foreign currency contracts for its U.S. dollar-denominated inventory purchases. The foreign currency forward contracts have durations no greater than 12 months. At June 29, 2002, open foreign currency forward contracts with a notional amount of $33.2 million were fair valued (i.e., marked to market) and resulted in a pre-tax non cash charge to earnings of $3.3 million, included as a component of selling, general and administrative expenses, with a corresponding liability recorded in accrued expenses. There were no foreign currency forward contracts as of June 30, 2001.

     Interest Rate

      Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $37.9 million at June 29, 2002. Of this amount $34.2 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in interest rate applied to the fair value of debt would not have material impact on earnings or cash flows of Coach.

Item 8.	Financial Statement and Supplementary Data

      See the “Index to Financial Statements”, which is located on page 38 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Coach engaged Deloitte & Touche LLP as its independent accountants as of May 2, 2002, as reported on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth in the Proxy Statement for the 2002 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

      The information set forth in the Proxy Statement for the 2002 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of management set forth in the Proxy Statement for the 2002 annual meeting of stockholders is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in the Proxy Statement for the 2002 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules See the “Index to Financial Statements” which is located on page 38 of this report.

(b) Exhibits. See the exhibit index which is included herein.

(c) Reports on Form 8-K. See the exhibit index which is included herein.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACH, INC.

By:	/s/ LEW FRANKFORT

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 20, 2002.

Signature	Title

/s/ LEW FRANKFORT Lew Frankfort	Chairman, Chief Executive Officer and Director
/s/ KEITH MONDA Keith Monda	President, Chief Operating Officer and Director
/s/ MICHAEL F. DEVINE, III Michael F. Devine, III	Senior Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
/s/ JOSEPH ELLIS Joseph Ellis	Director
/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Director
/s/ GARY LOVEMAN Gary Loveman	Director
/s/ IRENE MILLER Irene Miller	Director
/s/ MICHAEL MURPHY Michael Murphy	Director

CERTIFICATIONS

I, Lew Frankfort, certify that:

1.	I have reviewed this annual report on Form 10-K of Coach, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

By:	/s/ LEW FRANKFORT

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

I, Michael F. Devine, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Coach, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

By:	/s/ MICHAEL F. DEVINE, III

Name: Michael F. Devine, III
Title: Senior Vice President and Chief Financial Officer

      Pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Annual Report on Form 10-K of the Company for the fiscal year ended June 29, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 20, 2002

By:	/s/ LEW FRANKFORT

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

      Pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Annual Report on Form 10-K of the Company for the fiscal year ended June 29, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 20, 2002

By:	/s/ MICHAEL F. DEVINE, III

Name: Michael F. Devine, III
Title: Senior Vice President and Chief Financial Officer

UNITED STATES

SECURITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS

For the Fiscal Year Ended June 29, 2002

COACH, INC.

New York, New York 10001

INDEX TO FINANCIAL STATEMENTS

Page
Number

Financial Statements
Independent Auditors’ Report	39
Consolidated Balance Sheets — At June 29, 2002 and June 30, 2001	41
Consolidated Statements of Income — For Fiscal Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	42
Consolidated Statement of Stockholders’ Equity — For Fiscal Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	43
Consolidated Statements of Cash Flows — For Fiscal Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	44
Notes to Consolidated Financial Statements	45
Market and Dividend Information	69
Financial Statement Schedules for the years ended June 29, 2002, June 30, 2001 and July 1, 2000:
Schedule II — Valuation and Qualifying Accounts	70

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Coach, Inc.:

      We have audited the accompanying consolidated balance sheet of Coach, Inc. and subsidiaries (the “Company”) as of June 29, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 29, 2002, listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The Company’s financial statements and financial statement schedules for the years ended June 30, 2001 and July 1, 2000, before the revisions described in Note 2 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 26, 2001 (except with respect to the matter discussed in Note 16, as to which the date is July 31, 2001. Such information is included as a component of Note 12 for the year ended June 29, 2002).

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended June 29, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed above, the financial statements of the Company as of June 30, 2001 and July 1, 2000, and for the years then ended were audited by other auditors who have ceased operations. We audited the adjustments described in Note 2 that were applied to revise the financial statements for the years ended June 30, 2001 and July 1, 2000 to give retroactive effect to the change in the method of accounting for consideration provided to distributors or retailers to conform to Emerging Issues Task Force of the Financial Accounting Standards Board Issue 00-25, as codified by Issue 01-09 and the two-for-one split of the Company’s common stock. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

New York, New York

July 29, 2002 (August 30,
     2002 as to Note 22)

The following report is a copy of a previously issued Report of Independent Public Accountants. This report relates to prior years financial statements. This report has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coach, Inc.:

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

/s/ Arthur Andersen LLP

New York, New York

July 26, 2001 (except
     with respect to the
     matter discussed in
     Note 16, as to which the
     date is July 31, 2001)

COACH, INC.

CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2002	2001

	(amounts in thousands
	except share data)
ASSETS
Cash and cash equivalents	$93,962	$3,691
Trade accounts receivable, less allowances of $4,176 and $6,288, respectively	30,925	20,608
Inventories	136,404	105,162
Deferred income taxes	14,123	13,921
Prepaid expenses and other current assets	12,174	8,185

Total current assets	287,588	151,567

Goodwill, net	13,006	4,924
Intangibles, net	9,389	9,389
Other noncurrent assets	14,968	1,382
Property and equipment, net	90,589	72,388
Deferred income taxes	25,031	19,061

Total assets	$440,571	$258,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$25,819	$14,313
Accrued liabilities	99,365	82,390
Revolving credit facility	34,169	7,700
Current portion of long-term debt	75	45

Total current liabilities	159,428	104,448

Long-term debt	3,615	3,690
Other liabilities	2,625	2,259
Minority interest	14,547	—

Total liabilities	180,215	110,397

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 250,000,000 shares; $0.01 par value) issued and outstanding — 89,453,722 and 87,371,984 shares, respectively	895	874
Capital in excess of par value	155,403	125,277
Retained earnings	105,509	22,650
Accumulated other comprehensive income (loss)	215	(487)
Unearned compensation	(1,666)	—

Total stockholders’ equity	260,356	148,314

Total liabilities and stockholders’ equity	$440,571	$258,711

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

	(amounts in thousands, except per share data)
Net sales	$719,403	$600,491	$537,694
Cost of sales	236,041	218,507	220,085

Gross profit	483,362	381,984	317,609
Selling, general and administrative expenses	346,354	275,727	261,592
Reorganization costs	3,373	4,569	—

Operating income	133,635	101,688	56,017
Interest income	(825)	(305)	(33)
Interest expense	1,124	2,563	420

Income before provision for income taxes and minority interest	133,336	99,430	55,630
Provision for income taxes	47,325	35,400	17,027
Minority interest, net of tax	184	—	—

Net income	$85,827	$64,030	$38,603

Net income per share
Basic	$0.97	$0.78	$0.55

Diluted	$0.94	$0.76	$0.55

Shares used in computing net income per share
Basic	88,048	81,860	70,052

Diluted	90,952	84,312	70,052

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Total	Preferred	Common	Capital in		Other			Shares of
	Stockholders’	Stockholders’	Stockholders’	Excess	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Equity	Equity	of Par	Earnings	Income (loss)	Compensation	Income (loss)	Stock

	(amounts in thousands)
Balances at July 3, 1999	$203,162	$—	$700	$—	$203,266	$(804)	$—		70,052
Net income	38,603	—	—	—	38,603	—	—	$38,603
Equity distribution	(29,466)	—	—	—	(29,466)	—	—	—
Translation adjustments	152	—	—	—	—	152	—	152
Minimum pension liability	357	—	—	—	—	357	—	357

Comprehensive income								$39,112

Balances at July 1, 2000	$212,808	$—	$700	$—	$212,403	$(295)	$—		70,052
Net income	64,030	—	—	—	64,030	—	—	$64,030
Capitalization of receivable from Sara Lee	(63,783)	—	—	—	(63,783)	—	—	—
Assumption of long-term debt	(190,000)	—	—	—	(190,000)	—	—
Issuance of common stock, net	122,000	—	170	121,830	—	—	—		16,974
Exercise of stock options	2,046	—	4	2,042	—	—	—		346
Tax benefit from exercise of stock options	1,405	—	—	1,405	—	—	—
Translation adjustments	338	—	—	—	—	338	—	338
Minimum pension liability	(530)	—	—	—	—	(530)	—	(530)

Comprehensive income								$63,838

Balances at June 30, 2001	$148,314	$—	$874	$125,277	$22,650	$(487)	$—		87,372
Net income	85,827	—	—	—	85,827	—	—	$85,827
Exercise of stock options	20,802	—	29	20,773	—	—	—		2,942
Tax benefit from exercise of stock options	13,793	—	—	13,793	—	—	—
Repurchase of common stock	(9,848)	—	(9)	(6,871)	(2,968)	—	—		(860)
Grant of restricted stock awards	—	—	1	2,431	—	—	(2,432)		—
Amortization of restricted stock awards	766	—	—	—	—	—	766
Translation adjustments	396	—	—	—	—	396	—	396
Minimum pension liability	306	—	—	—	—	306	—	306

Comprehensive income								$86,529

Balances at June 29, 2002	$260,356	$—	$895	$155,403	$105,509	$215	$(1,666)		89,454

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,827	$64,030	$38,603
Adjustments for non cash charges included in net income:
Depreciation and amortization	25,494	24,131	22,628
Reorganization costs	3,373	4,569	—
Tax benefit from exercise of stock options	13,793	1,405	—
(Increase) decrease in deferred taxes	(4,969)	(5,797)	2,661
Other non cash credits, net	1,666	(192)	(1,688)
Changes in current assets and liabilities:
Increase in trade accounts receivable	(5,855)	(5,041)	(3,751)
Decrease in receivable from Sara Lee	—	31,437	22,442
Increase in inventories	(16,638)	(3,065)	(725)
Increase in other assets and liabilities	(12,843)	(357)	(90)
Increase (decrease) in accounts payable	8,671	6,447	(6,279)
Increase in accrued liabilities	9,418	6,762	11,154

Net cash from operating activities	107,937	124,329	84,955

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(42,764)	(31,868)	(26,060)
Acquisitions of distributors, net of cash acquired	(14,805)	—	—
Proceeds from dispositions of property and equipment	1,592	799	2,695

Net cash used in investment activities	(55,977)	(31,069)	(23,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	14,363	—	—
Issuance of common stock, net	—	122,000	—
Repurchase of common stock	(9,848)	—	—
Repayment of long-term debt	(45)	(190,040)	(35)
Borrowings from Sara Lee	—	451,534	541,047
Repayments to Sara Lee	—	(482,971)	(573,122)
Equity distribution	—	—	(29,466)
Borrowings on Revolving Credit Facility	200,006	68,300	—
Repayments of Revolving Credit Facility	(186,967)	(60,600)	—
Proceeds from exercise of stock options	20,802	2,046	—

Net cash from (used in) financing activities	38,311	(89,731)	(61,576)

Increase in cash and equivalents	90,271	3,529	14
Cash and equivalents at beginning of period	3,691	162	148

Cash and equivalents at end of period	$93,962	$3,691	$162

Cash paid for income taxes (1)	$33,263	$35,664	$—

Cash paid for interest	$786	$2,349	$361

(1)	In fiscal 2000 the Company was a division of Sara Lee and tax payments were included in the Sara Lee receivable account.

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1.     Basis of Presentation and Organization

      Coach (“Coach” or the “Company”) was formed in 1941 and was acquired by Sara Lee Corporation (“Sara Lee”) in July 1985. On June 1, 2000, Coach was incorporated under the laws of the state of Maryland. Pursuant to the Separation Agreements, Sara Lee transferred to Coach the assets and liabilities that related to the Coach business on October 2, 2000 (the “Separation Date”), prior to the date of completion of Coach’s initial public offering.

      In October 2000, Coach was listed on the New York Stock Exchange and sold 16,974 shares of its common stock, representing 19.5% of the outstanding shares. In April 2001, Sara Lee completed a distribution of its ownership in Coach via an exchange offer.

      Coach designs, produces and markets high-quality, modern American classic accessories. Coach products are manufactured primarily by third-party suppliers. Coach markets products via Company operated retail stores and factory stores, direct mail catalogs, an e-commerce website, and via selected upscale department and specialty retailer locations and international department, retail and duty-free shop locations.

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

      In June 2001, Coach and Sumitomo Corporation (“Sumitomo”) commenced a joint venture to form Coach Japan, Inc. (“CJI”). Coach has a 50% interest in the joint venture and is deemed to have control; therefore the financial statements of the joint venture have been consolidated with the Company.

2.     Significant Accounting Policies

     Fiscal year

      The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 were all 52-week periods.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, all 100% owned subsidiaries and CJI. All significant intercompany transactions and balances within the Company are eliminated in consolidation.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

     Cash and Cash Equivalents

      Cash and cash equivalents consist of cash balances and highly liquid investments with an initial maturity of less than 90 days.

     Concentration of Credit Risk

      Financial instruments which potentially expose Coach to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank money market funds placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company’s allowance for bad debts and returns was $4,176 at June 29, 2002 and $6,288 at June 30, 2001. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

     Inventories

      U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventories recorded at LIFO were $525 lower than if they were valued at FIFO at the end of fiscal 2002. Inventories valued under LIFO amount to $27,555 in fiscal 2002. There were no inventories recorded at LIFO at the end of fiscal 2001. Inventory costs include material, conversion costs, freight and duties.

     Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Machinery and equipment are depreciated over lives of five to seven years and furniture and fixtures are depreciated over lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

     Goodwill and Other Intangible Assets

      As discussed in “Recent Accounting Pronouncements,” the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the first quarter of fiscal 2002. Under this new standard, goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized on a straight-line basis over the periods of expected benefit. The transitional impairment tests were completed and did not result in an impairment charge.

     Impairment of Long-Lived Assets

      Long-lived assets, other than intangible assets and goodwill, primarily include property and equipment. Long-lived assets being retained for use by the Company are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during the period. The impairment loss would be calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance. Prior to the adoption of SFAS 142 (discussed in Recent Accounting Pronouncements), the Company included intangible assets and goodwill as a component of the long-lived asset categories reviewed for impairment as discussed above. Subsequent to the adoption of SFAS 142, indefinite lived intangible assets and goodwill were reviewed for impairment in accordance with the new accounting standards.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Long-lived assets that are to be disposed of, are reported at the lower of carrying value or fair value less cost to sell. Reductions in carrying value are recognized in the period in which management commits to a plan to dispose of the assets. See Note 8 for long-lived asset write-downs recorded in connection with the Company’s fiscal 2002 and fiscal 2001 reorganization plans.

     Minority Interest in Subsidiary

      Minority interest in the statements of income represents Sumitomo’s share of the income in CJI. The minority interest in the consolidated balance sheets reflects the original investment by Sumitomo in that consolidated subsidiary, along with their proportional share of the cumulative income of that subsidiary.

     Revenue Recognition

      Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee.

     Advertising

      Advertising costs, which include media and production, totaled $17,279 for fiscal year 2002, $16,445 for fiscal year 2001 and $15,764 for fiscal year 2000, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

     Shipping and Handling

      Shipping and handling costs incurred were $10,694 for fiscal year 2002, $10,087 for fiscal year 2001 and $9,670 for fiscal year 2000, and are included in selling, general and administrative expenses.

     Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases.

      The Company’s operating results have been included in Sara Lee’s consolidated U.S. and state income tax returns and in the tax returns of certain Sara Lee foreign operations, for periods where Sara Lee owned greater than 80% of the Company’s outstanding capital stock. During these periods prior to April 5, 2001, the provision for income taxes in the Company’s financial statements has been prepared as if the Company were a stand-alone entity and filed separate tax returns.

     Stock-Based Compensation

      SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) establishes a fair value-based method of accounting for stock-based employee compensations plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Coach has elected to account for its stock-based employee compensation plans under

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.

     Fair Value of Financial Instruments

      The fair value of the revolving credit facility at June 29, 2002 and June 30, 2001 approximated its carrying value due to its floating interest rates. The Company has evaluated its industrial revenue bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of June 29, 2002 and June 30, 2001, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, and accrued liabilities approximated their values due to the short-term maturities of these accounts.

      Coach, through CJI, enters into foreign currency forward contracts that economically hedge certain U.S. dollar denominated inventory risk, but have not been designated for hedge accounting. The fair value of these contracts are recognized currently in earnings. The fair value of the foreign currency derivative is based on its market value as determined by an independent party. However, considerable judgement is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Coach could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

     Foreign Currency

      The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions were not significant for fiscal 2002, 2001 and 2000.

     Net Income Per Share

      Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     Stock Spilt

      In May of 2002 Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on July 3, 2002 to stockholders of record on June 19, 2002. The effect of the stock split on earnings per share was retroactively applied to all periods presented.

     Recent Accounting Pronouncements

      In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” In November 2001, EITF 00-25 was codified in EITF 01-09. This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, the Company had recorded these activities within selling, general and administrative expenses. The Company adopted EITF 00-25 in the first quarter of fiscal 2002. In connection with this adoption, prior period amounts have been reclassified to conform with the current year’s presentation. The effect of the adoption resulted in a

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

reclassification from selling, general and administrative expense to a reduction in net sales of $15,588 for fiscal 2001 and $11,224 for fiscal 2000.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives, such as the Company’s trademarks, are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. As described further in Note 14, separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted this statement in the first quarter of fiscal 2002, resulting in no goodwill or trademark amortization expense in fiscal 2002. Accumulated amortization of goodwill and indefinite life intangible assets was $10,503 at June 29, 2002 and June 30, 2001.

      In November 2001, the EITF reached consensus on Issue 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.” Related to their discussion of this topic, the EITF also reached consensus on Issue 01-13, “Income Statement Display of Business Interruption Insurance Recoveries.” These issues primarily relate to supplemental disclosure of the impact of the terrorist attacks and the recognition of business interruption insurance recoveries. Refer to Note 18, “Terrorist Attacks,” for discussion of the relevant impact on the Coach business and financial statements.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for the first quarter in the fiscal year ending June 28, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” However, SFAS 144 retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the first quarter in the fiscal year ending June 28, 2003. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30; otherwise such costs will be classified within income from operations. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. It is not expected that the adoption of this Statement will have a material impact on Coach’s consolidated financial position or results of operations.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact on Coach’s consolidated results of operations or financial position.

3.     Balance Sheet Components

      The components of certain balance sheet accounts are as follows:

	June 29, 2002	June 30, 2001

Inventory
Finished goods	$136,187	$104,326
Work in process	9	257
Materials and supplies	208	579

Total inventory	$136,404	$105,162

Property and Equipment
Machinery and equipment	$9,069	$9,849
Furniture and fixtures	82,279	74,452
Leasehold improvements	123,279	108,077
Construction in progress	22,933	10,069
Less: accumulated depreciation	(146,971)	(130,059)

Total property and equipment, net	$90,589	$72,388

Accrued Liabilities
Income and other taxes	$13,016	$9,968
Payroll and benefits	34,251	34,139
Rent, utilities, insurance, interest and administrative	15,238	14,244
Accrued operating expenses	36,860	24,039

Total accrued liabilities	$99,365	$82,390

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

4.     Income Taxes

      The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended

	June 29, 2002		June 30, 2001		July 1, 2000

	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) before provision for income taxes and minority interest:
United States	$125,273	94.0%	$92,163	92.7%	$43,527	78.2%
Puerto Rico	7,831	5.9	7,847	7.9	13,000	23.4
Foreign	232	0.1	(580)	(0.6)	(897)	(1.6)

Total income before provision for income taxes and minority interest:	$133,336	100.0%	$99,430	100.0%	$55,630	100.0%

Tax expense at U.S. statutory rate:	$46,668	35.0%	$34,801	35.0%	$19,471	35.0%
State taxes, net of federal benefit	3,894	2.9	3,512	3.5	1,888	3.4
Difference between U.S. and Puerto Rican tax rates	(1,411)	(1.1)	(2,353)	(2.4)	(3,965)	(7.1)
Nondeductible amortization	—	0.0	103	0.1	315	0.6
Other, net	(1,826)	(1.3)	(663)	(0.6)	(682)	(1.3)

Taxes at effective worldwide rates	$47,325	35.5%	$35,400	35.6%	$17,027	30.6%

      Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended

	June 29, 2002		June 30, 2001		July 1, 2000

	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$41,497	$245	$34,686	$(4,821)	$10,876	$2,317
Puerto Rico	50	12	267	86	585	—
Foreign	5,089	(5,559)	—	(221)
State	5,658	333	6,244	(841)	2,905	344

Total current and deferred tax provisions (benefits)	$52,294	$(4,969)	$41,197	$(5,797)	$14,366	$2,661

      The following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Deferred tax provisions (benefits)
Depreciation	$(261)	$(2,909)	$—
Employee benefits	5,346	(314)	1,843
Advertising accruals	—	(240)	—
Non-deductible reserves	(65)	113	1,076
Other, net	(9,989)	(2,447)	(258)

Total deferred tax (benefits) provisions	$(4,969)	$(5,797)	$2,661

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The deferred tax assets at the respective year-ends were as follows:

	June 29,	June 30,	July 1,
	2002	2001	2000

Deferred tax assets
Reserves not deductible until paid	$3,351	$3,224	$7,432
Pension and other employee benefits	4,165	9,510	2,727
Property, plant and equipment	10,549	10,288	12,979
Other	21,089	9,960	4,047

Total deferred tax assets	$39,154	$32,982	$27,185

5.     Debt

     Revolving Credit Facilities

      Prior to February 27, 2001, Coach participated in a cash concentration system requiring that cash balances be deposited with Sara Lee, which were netted against borrowings/billings provided by Sara Lee.

      On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing permitted under this facility was $75,000. Interest accrued at U.S. dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility earned interest at U.S. dollar LIBOR minus 20 basis points. The credit facility contained certain covenants, all of which were complied with. This facility was terminated on February 27, 2001.

      During October 2000, Coach completed an equity restructuring, which included the assumption of $190,000 of long-term debt payable to a subsidiary of Sara Lee. This long-term debt had an original maturity date of September 30, 2002, accruing interest at U.S. dollar LIBOR plus 30 basis points. The note contained certain covenants, consistent with the above mentioned revolving credit facility. In fiscal 2001, this loan was fully paid off by the Company from the net proceeds of the initial public offering, redeeming the short-term investments with Sara Lee and drawing down on the Sara Lee revolving credit facility.

      To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, entered into a $100,000 senior unsecured three-year revolving credit facility (the “Fleet facility”). This facility expires on February 27, 2004.

      The initial LIBOR margin under the Fleet facility was 125 basis points. For the year ended June 29, 2002, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the year ended June 29, 2002, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

      During fiscal 2002 the peak borrowings under the Fleet facility were $46,850. In fiscal 2001 the peak borrowings under the Sara Lee and Fleet revolving credit facility were $37,667 and $31,000, respectively. As of June 29, 2002, the borrowings under the Fleet facility were fully repaid from operating cash flow. This facility remains available for seasonal working capital requirements or general corporate purposes.

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

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      In order to provide funding for working capital, the acquisition of distributors and general corporate purposes, CJI has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 6,700,000 yen or approximately $56,000 at June 29, 2002. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

      These facilities contain various covenants and customary events of default. CJI has been in compliance with all covenants since their inception. Coach, Inc. is not a guarantor on any of these facilities.

      During fiscal 2002 the peak borrowings under the Japanese credit facilities were $35,426. As of June 29, 2002, the outstanding borrowings under the Japanese facilities were $34,169.

     Long-Term Debt

      Coach is party to an Industrial Revenue Bond related to its Jacksonville facility. This loan has a remaining balance of $3,690 and bears interest at 8.77%. Principal and interest payments are made semi-annually, with the final payment due in 2014.

      Future principal payments under the industrial revenue bond are as follows:

Fiscal Year	Amount

2003	$75
2004	80
2005	115
2006	150
2007	170
Subsequent to 2007	3,100

Total	$3,690

6.     Leases

      Coach leases certain office, distribution, retail and manufacturing facilities. The lease agreements, which expire at various dates through 2016, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and other incentives granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target, which triggers the related payment, are considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Minimum rentals	$36,965	$28,929	$25,495
Contingent rentals	3,292	2,902	2,869

Total rent expense	$40,257	$31,831	$28,364

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount

2003	$38,765
2004	37,536
2005	36,358
2006	35,063
2007	32,263
Subsequent to 2007	146,168

Total minimum future rental payments	$326,153

      Certain operating leases provide for renewal for periods of three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

7.     Commitments and Contingencies

      Currently, Sara Lee is a guarantor or a party to many of Coach’s leases. The Company has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to the Company by Sara Lee but for which Sara Lee retains contingent liability. The Company is required to maintain the letter of credit until the annual minimum rental payments under the relevant leases are less than $2,000. The Company has agreed to make efforts to remove Sara Lee from all its existing leases and Sara Lee is not a guarantor or a party to any new or renewed leases. The initial letter of credit had a face amount of $20,600, and the Company expects this amount to decrease annually as its guaranteed obligations are reduced. As of June 29, 2002, the letter of credit was reduced to $19,820. The Company expects that it will be required to maintain the letter of credit for at least 10 years.

      Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s cash flow, results of operations or financial position.

8.	Reorganization Costs

      On January 23, 2002, management of Coach announced a plan to cease production at the Lares, Puerto Rico, manufacturing facility. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares, Puerto Rico, facility. These actions will reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $4,467 in the third quarter. In the fourth quarter this charge was reduced to $3,373. This was due primarily to the complete disposition of the fixed assets, resulting in the receipt of proceeds greater than originally estimated. The reorganization costs include $2,229 for worker separation costs, $659 for lease termination costs and $485 for the write down of long-lived assets to net realizable value.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The composition of the reorganization reserve, included in accrued liabilities, is set forth in the following table. By June 29, 2002, production ceased at the Lares facility and disposition of the fixed assets and the termination of the 394 employees had been completed.

		Write-down of
		Long-lived		Reorganization
	Reorganization	Assets to Net	Cash	Reserves as of
	Reserves	Realizable Value	Payments	June 29, 2002

Workers’ separation costs	$2,229	$—	$(2,073)	$156
Lease termination costs	659	—	(616)	43
Losses on disposal of fixed assets	485	(485)	—	—

Total reorganization reserve	$3,373	$(485)	$(2,689)	$199

      Coach anticipates that the remaining workers’ separation and lease termination costs will be settled during the first half of fiscal 2003.

      In the first quarter of fiscal 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida, manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at that facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $4,950 in the first quarter of fiscal year 2001. In the third quarter of fiscal year 2001, this charge was reduced to $4,569, as a result of the complete disposition of the fixed assets at proceeds greater than originally estimated by management. The reorganization costs included $3,103 for worker separation costs, $832 for lease termination costs and $634 for the write-down of long-lived assets to net realizable value. By the end of fiscal 2001, production ceased at the Medley facility and disposition of the fixed assets and the termination of the 362 employees had been completed.

      The composition of the reorganization reserve is set forth in the following table. By June 30, 2001, production ceased at the Medley facility and disposition of the fixed assets and the termination of the 362 employees had been completed.

		Write-down of
		Long-lived		Reorganization
	Reorganization	Assets to Net	Cash	Reserves as of
	Reserves	Realizable Value	Payments	June 30, 2001

Workers’ separation costs	$3,103	$—	$(3,103)	$—
Lease termination costs	832	—	(832)	—
Losses on disposal of fixed assets	634	(634)	—	—

Total reorganization reserve	$4,569	$(634)	$(3,935)	$—

9.	Stock-Based Compensation

      Coach Stock-Based Plans. At the time of the initial public offering Coach established the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. These plans were approved by Coach’s stockholders during fiscal 2002. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.

      Under Coach’s stock option plans, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option was 100% of the market value at the date of exercise of the original option and will remain exercisable for the

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

remaining term of the original option. Replacement stock options generally vest six months from the grant date.

      Concurrent with the initial public offering in October 2000, Coach granted 6,382 options to essentially all full-time employees and 30 options to outside members of the Board of Directors at the initial public offering price of $8.

      Coach employees, at the initial public offering date, converted 2,408 Sara Lee options into the same number of Coach options while maintaining the same exercise price.

      A summary of options held by Coach employees under the Coach option plans follows:

	Number of	Weighted-		Weighted-
	Coach	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
	Options	Price	Shares	Price

Outstanding at July 1, 2000	—	$—	—	$—
Granted at the initial public offering	6,412	8.00
Sara Lee options converted	2,408	12.06
Granted	1,344	14.17
Exercised	(482)	9.06
Canceled/expired	(238)	8.83

Outstanding at June 30, 2001	9,444	9.91	1,751	12.06
Granted	4,452	19.26
Exercised	(3,558)	10.17
Canceled/expired	(328)	10.07

Outstanding at June 29, 2002	10,010	$13.97	1,592	$13.63

      The following table summarizes information about stock options under the Coach option plans at June 29, 2002.

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding at	Contractual	Average	Exercisable at	Average
Exercise Prices	June 29, 2002	Life (Years)	Exercise Price	June 29, 2002	Exercise Price

$ 8.00 – 10.00	3,818	7.55	$8.01	297	$8.12
$10.01 – 12.50	743	7.30	11.55	287	11.77
$12.51 – 17.50	1,641	6.59	15.55	991	15.69
$17.51 – 29.88	3,808	8.36	19.73	17	21.13

	10,010	7.68	$13.97	1,592	$13.63

      The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended

	June 29,	June 30,
	2002	2001

Expected lives (years)	1.6	3.0
Risk-free interest rate	3.3%	6.0%
Expected volatility	48.3%	49.0%
Dividend yield	—%	—%

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

The weighted-average fair values of individual options granted were $4.81 during fiscal 2002 and $3.34 during fiscal 2001.

      Employee Stock Purchase Plan. During fiscal 2002, Coach established the employee stock purchase plan and received stockholder approval of this program. Under this plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 26 shares to Coach employees in fiscal year 2002. Pro forma compensation expense is calculated for the fair value of employees purchase rights using the Black-Scholes model. Underlying assumptions are an expected life of .4 years, risk free interest of 1.9%, expected volatility of 35.6% and dividend yield of 0%. The weighted-average fair value of the purchase rights granted during fiscal 2002 was $5.88.

      Stock Unit Awards. Restricted stock unit awards of Coach common stock have been granted to employees as retention awards. The value of retention awards is determined based upon the fair value of Coach stock at the grant date.

      Stock awards are generally restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years. As of June 29, 2002, retention awards of 140 shares are outstanding, including the 76 shares that were converted from a Sara Lee program at the time of the initial public offering. This value is initially recorded as unearned compensation and is charged to earnings over the retention period. The expense related to these awards was $235 for fiscal 2002 and $315 for fiscal 2001.

      Sara Lee Stock-Based Plans. Prior to the completion of the exchange offer in April 2001, Coach employees participated in stock-based compensation plans of Sara Lee. Sara Lee maintained various stock option, employee stock purchase and stock award plans.

      Stock Options. The exercise price of each stock option equaled 100% of the market price of Sara Lee’s stock on the date of grant and generally had a maximum term of 10 years. Options generally vested ratably over three years. Under certain stock option plans, an active employee could receive a Sara Lee replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option was 100% of the market value at the date of exercise of the original option and remained exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      A summary of options held by Coach employees and retirees under the Sara Lee option plans follows:

	Number of	Weighted-		Weighted-
	Sara Lee	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
	Options	Price	Shares	Price

Outstanding at July 3, 1999	1,518	$22.63	603	$23.02
Granted	563	22.69
Exercised	(167)	24.01
Canceled/expired	(216)	21.89
Transfers	111	19.26

Outstanding at July 1, 2000	1,809	23.06	935	23.44
Converted	(1,204)	24.11
Granted	6	19.87
Exercised	(67)	17.70
Canceled/expired	(240)	22.21

Outstanding at June 30, 2001	304	20.21	298	20.13
Exercised	(7)	20.14
Canceled/expired	(213)	20.32

Outstanding at June 29, 2002	84	$19.93	83	$19.89

The fair value of each option grant under the Sara Lee plans is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended

	June 30,	July 1,
	2001	2000

Expected lives (years)	3.0	4.0
Risk-free interest rate	5.4%	5.9%
Expected volatility	33.6%	27.0%
Dividend yield	2.8%	2.6%

      The weighted-average fair values of individual options granted were $4.65 during fiscal 2001 and $4.96 during fiscal 2000.

      Employee Stock Purchase Plan. Sara Lee maintained an employee stock purchase plan that permitted full-time Coach employees to purchase a limited number of Sara Lee common shares at 85% of market value. Under the plan, Sara Lee sold to Coach employees 57 shares in fiscal year 2001 and 100 shares in fiscal year 2000. Pro forma compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions include an expected life of a quarter of a year and weighted-average risk-free interest rates of 5.4% in fiscal years 2001 and 2000. Other underlying assumptions are consistent with those used for the Sara Lee stock option plans described above.

      Stock Unit Awards. Restricted stock unit awards of Sara Lee stock were granted to Coach employees as performance awards and retention awards. The value of performance awards was determined assuming the employee meets the performance requirements and based upon the estimated fair value of the stock earned at the end of the performance cycle. The value is accrued through a charge to earnings as the award vests. The vesting period is typically three years. The value of retention awards is determined assuming the employee meets the retention requirements and based upon the fair value of the Sara Lee stock at the grant date. The value is accrued through a charge to earnings over the retention period. The retention period is typically three years.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      All stock unit awards are restricted and subject to forfeiture and entitle the participant to dividends that are escrowed until the participant receives the shares. The expense related to these awards was $728 for fiscal 2001 and $963 for fiscal 2000.

      Pro forma SFAS 123 Disclosure. Under APB 25, no compensation cost is recognized for stock options and replacement stock options under the stock-based compensation plans and shares purchased under the employee stock purchase plan. Had compensation cost for the grants for stock-based compensation been determined consistent with SFAS 123, net income and net income per share, basic and diluted, for fiscal years 2002, 2001 and 2000 would have been as follows:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Net income	$75,600	$58,884	$36,051
Net income per share:
Basic	$0.86	$0.72	$0.52
Diluted	$0.83	$0.70	$0.52

      Deferred Compensation. Under the Coach, Inc. Executive Deferred Compensation Plan, executive officers and employees at or above the director level may elect to defer all or a portion of their annual bonus or annual base salary into the plan. Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may similarly defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans were $2,051 at June 29, 2002 and $2,007 at June 30, 2001; these amounts are reflected in other noncurrent liabilities in the consolidated balance sheets.

      The following table summarizes share and exercise price information about Coach’s equity compensation plans as of June 29, 2002.

Number of
	Number of	Weighted-	securities
	securities to be	average	remaining
	issued upon	exercise price of	available for
	exercise of	outstanding	future issuance
	outstanding	options,	under equity
	options, warrants	warrants	compensation
Plan Category	or rights	and rights	plans

Equity compensation plans approved by security holders	10,150	$13.78	6,830
Equity compensation plans not approved by security holders	209	$19.40	811

10.     Retirement Plans

      Coach has established the Coach, Inc. Savings and Profit Sharing Plan, which is a noncontributory defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement participate in this program.

      Coach sponsors a noncontributory defined benefit plan, The Coach Leatherware Company, Inc. Supplemental Pension Plan, for individuals who are a part of collective bargaining arrangements.

      Employees who met certain eligibility requirements and were not part of a collective bargaining arrangement participate in defined benefit pension plans sponsored by Sara Lee through June 30, 2001. These defined benefit pension plans include employees from a number of domestic Sara Lee business units. The

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

annual cost of the Sara Lee defined benefit plans is allocated to all of the participating businesses based upon a specific actuarial computation. All obligations pursuant to these plans are obligations of Sara Lee.

      The annual expense incurred by Coach for the defined contribution and benefit plans is as follows:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Coach, Inc. Savings and Profit Sharing Plan	$3,926	$—	$—
Coach Leatherware Company, Inc. Supplemental Pension Plan	71	110	173
Patricipation in Sara Lee sponsored defined benefit plans	—	3,542	2,154

Total expense	$3,997	$3,652	$2,327

      The components of the Coach Leatherware Company, Inc. Supplemental Pension Plan expense were:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Components of defined benefit net periodic pension costs (benefit):
Service cost	$15	$183	$192
Interest cost	350	337	314
Expected return on assets	(381)	(415)	(359)
Amortization of:
Net initial asset	—	(48)	(50)
Prior service cost	1	29	29
Net actuarial loss	86	24	47

Net periodic pension cost	$71	$110	$173

      The funded status of the Coach Leatherware Company, Inc. Supplemental Pension Plan at the respective year ends was:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Projected benefit obligation:
Beginning of year	$5,515	$5,289	$5,109
Service cost	15	183	192
Interest cost	350	337	314
Benefits paid	(187)	(177)	(148)
Actuarial (gain)	(279)	(117)	(178)

Benefit obligation at end of year	$5,414	$5,515	$5,289

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Fair value of plan assets:
Beginning of year	$4,605	$4,990	$4,306
Actual return (loss) on plan assets	322	(208)	541
Employer contributions	—	—	291
Benefits paid	(187)	(177)	(148)

Fair value of plan assets at end of year	$4,740	$4,605	$4,990

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Funded status	$(675)	$(909)	$(299)
Unrecognized:
Prior service cost	1	1	205
Net actuarial loss	850	1,156	674
Net initial asset	—	—	(48)

Prepaid benefit cost recognized	$176	$248	$532

Amounts recognized on the consolidated balance sheets:
Other noncurrent assets	$1	$1	$205
Noncurrent benefit liability	(675)	(909)	(299)
Accumulated other comprehensive income	850	1,156	626

Prepaid benefit cost recognized	$176	$248	$532

      Net pension expense for the Coach Leatherware Company, Inc. Plan is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year.

      The assumptions used at the respective year-ends were:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Discount rate	7.00%	6.50%	6.50%
Long-term rate of return on plan assets	8.25%	8.50%	8.25%
Rate of compensation increase	5.50%	5.50%	5.50%

11.     Segment Information

      The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Coach catalogue and the internet constitute the Direct-to-Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through its joint venture in Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include manufacturing variances, general marketing, administration and information systems, distribution and customer service expenses.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

	Direct-to-		Corporate
Fiscal 2002	Consumer	Indirect	Unallocated	Total

Net sales	$447,062	$272,341	$—	$719,403
Operating income	135,831	106,720	(108,916)	133,635
Interest income			825	825
Interest expense	—	—	1,124	1,124
Income (loss) before provision for income taxes and minority interest	135,831	106,720	(109,215)	133,336
Provision for income taxes	—	—	47,325	47,325
Minority interest, net of tax	—	—	184	184
Depreciation and amortization	16,192	1,986	7,316	25,494
Total assets	146,907	107,248	186,416	440,571
Additions to long-lived assets	28,461	21,162	7,398	57,021

	Direct-to-		Corporate
Fiscal 2001	Consumer	Indirect	Unallocated	Total

Net sales	$391,776	$208,715	$—	$600,491
Operating income	120,330	89,516	(108,158)	101,688
Interest income			305	305
Interest expense	—	—	2,563	2,563
Income (loss) before provision for income taxes and minority interest	120,330	89,516	(110,416)	99,430
Provision for income taxes	—	—	35,400	35,400
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	14,600	1,525	8,006	24,131
Total assets	135,760	60,374	62,577	258,711
Additions to long-lived assets	24,823	2,568	4,477	31,868

	Direct-to-		Corporate
Fiscal 2000	Consumer	Indirect	Unallocated	Total

Net sales	$352,006	$185,688	$—	$537,694
Operating income	103,161	68,011	(115,155)	56,017
Interest income			33	33
Interest expense	—	—	420	420
Income (loss) before provision for income taxes and minority interest	103,161	68,011	(115,542)	55,630
Provision for income taxes	—	—	17,027	17,027
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	10,952	1,585	10,091	22,628
Total assets	122,029	51,953	122,671	296,653
Additions to long-lived assets	18,930	1,202	5,928	26,060

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The following is a summary of the common costs not allocated in the determination of segment performance.

	Fiscal Year Ended

	June 29, 2002	June 30, 2001	July 1, 2000

Manufacturing variances	$2,180	$(170)	$(10,230)
Advertising, marketing and design	(44,526)	(44,837)	(40,336)
Administration and information systems	(38,512)	(35,011)	(41,928)
Distribution and customer service	(24,685)	(23,571)	(22,661)
Reorganization costs	(3,373)	(4,569)	—

Total corporate unallocated	$(108,916)	$(108,158)	$(115,155)

Geographic Area Information

      As of June 29, 2002, Coach operated 138 retail stores and 74 factory stores in the United States, two retail locations in the United Kingdom, and operated four manufacturing, distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through CJI, Coach operates 83 retail and department store locations in Japan.

			Other
	United States	Japan	International(1)	Total

Fiscal 2002
Net sales	$590,237	$95,702	$33,464	$719,403
Long-lived assets	106,600	20,647	705	127,952
Fiscal 2001
Net sales	$528,585	$40,861	$31,045	$600,491
Long-lived assets	87,217	489	377	88,083
Fiscal 2000
Net sales	$486,506	$28,383	$22,805	$537,694
Long-lived assets	80,382	—	611	80,993

Note (1) —	Other International sales reflect shipments to third-party distributors primarily in East Asia and sales from Coach-operated retail stores in the United Kingdom.

12.     Coach Japan, Inc. and the Acquisition of Distributors

      In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach formed CJI and has completed a program to acquire the existing distributors. This entity is a joint venture with Sumitomo, which manages the Coach business in Japan. Coach owns 50% of CJI and is deemed to have control as Coach appoints a majority of the Board of Directors and as such, CJI is accounted for as a consolidated subsidiary. Under the terms of the joint venture agreement, Coach supplies its merchandise to CJI for distribution and sale in Japan. Additionally, the joint venture agreement contains provisions to enable Coach to purchase the remaining minority interest in CJI after the beginning of the seventh year of the joint venture agreement. Alternatively, Sumitomo could require Coach to purchase its ownership interest in the joint venture after such time as established in the terms of the joint venture agreement.

      On July 31, 2001, CJI completed the purchase of 100% of the capital stock of P.D.C. Co. Ltd. (“PDC”) from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $9,018.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. At the time of acquisition PDC operated 63 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The fair value of assets acquired was $22,351 and liabilities assumed were $20,732. Excess purchase price over fair market value is reported as goodwill. Results of the acquired business are included in the consolidated financial statements from August 1, 2001, onward. Unaudited pro forma information related to this acquisition are not included, as the impact of this transaction is not material to the consolidated results of the Company.

      On January 1, 2002, CJI completed the buyout of the distribution rights and assets, related to the Coach business, from J. Osawa and Company, Ltd. for $5,792 in cash. At the time of the acquisition, J. Osawa operated 13 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The assets acquired of $5,371 were recorded at estimated fair values as determined by the Company’s management based upon information currently available. Goodwill of $421 has been recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of fair values of the assets acquired. Results of the acquired business are included in the consolidated financial statements from January 1, 2002, onward. Unaudited pro forma information related to this acquisition are not included, as the impact of this transaction is not material to the consolidated results of the Company.

      There are currently a total of 85 Coach locations in Japan, including 68 department stores and 15 retail stores managed by CJI and two airport locations operated by a distributor. CJI plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations.

13.  Derivative Instruments and Hedging Activities

      Effective July 2, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the hedged item are recorded in the statements of operations in the period incurred. If the derivative is designated as a cash flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged items affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. The cumulative effect of adoption of SFAS 133 was not material to the financial position or the results of operations of the Company.

      Substantially, all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged using any derivative instruments. The Company had not used foreign exchange instruments prior to the formation of CJI.

      The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI. The Company, through CJI, enters into certain foreign currency derivative instruments that economically hedge certain of its risks but have not been designated for hedge accounting. These transactions are in accordance with Company risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes. During fiscal 2002, CJI entered into foreign currency forward contracts for its U.S. dollar-denominated inventory purchases. In assessing the fair value of these contracts, the Company has utilized independent valuations. However, some judgement is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Company could settle in a current market exchange. The use of different market assumptions or methodologies could effect the estimated fair value.

      The foreign currency contracts entered into by the Company have durations no greater than 12 months. At June 29, 2002, open foreign currency forward contracts with a notional amount of $33,150 were fair valued (i.e., marked to market) and resulted in a pretax non cash charge to earnings of $3,252, included as a component of selling, general and administrative expenses, with a corresponding liability included in accrued liabilities. There were no foreign currency forward contracts entered into by the Company as of June 30, 2001.

14.  Goodwill and Intangible Assets

      The Company adopted SFAS 142 in the first quarter of fiscal 2002, resulting in no goodwill or trademark amortization expense in fiscal 2002. Under the new standard, goodwill and indefinite life intangible assets, such as the Company’s trademarks, are no longer amortized but are subject to annual impairment tests. In accordance with SFAS 142, prior period amounts were not restated. Coach recorded goodwill and trademark amortization expense of $900 in fiscal 2001 and $899 in fiscal 2000. If the guidance of the statement had been applied retroactively, prior year results would have been different than previously reported. A reconciliation of net income as reported to adjusted net income for the exclusion of goodwill and trademark amortization, net of tax, is as follows:

	Fiscal Year Ended

	June 30,	July 1,
	2001	2000

Net income as reported	$64,030	$38,603
Add back: amortization expense, net of tax	664	696

Adjusted net income	$64,694	$39,299

Net income per share as reported:
Basic	$0.78	$0.55

Diluted	$0.76	$0.55

Adjusted net income per share:
Basic	$0.79	$0.56

Diluted	$0.77	$0.56

Shares used in computing net income per share:
Basic	81,860	70,052

Diluted	84,312	70,052

      The net carrying value of goodwill and other intangible assets as of June 29, 2002 and June 30, 2001 is comprised of the following:

	June 29, 2002	June 30, 2001

Goodwill	$13,006	$4,924
Indefinite life intangible assets	9,389	9,389

Total	$22,395	$14,313

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Changes in the carrying amounts of net goodwill for the year ended June 29, 2002 are as follows:

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total

Balance at July 1, 2000	$—	$—	$5,219	$5,219
Amortization	—	—	(238)	(238)
Foreign exchange impact	—	—	(57)	(57)

Balance at June 30, 2001	—	—	4,924	4,924
PDC acquisition		7,399	—	7,399
J. Osawa acquisition	—	421	—	421
Foreign exchange impact	—	262	—	262

Balance at June 29, 2002	$—	$8,082	$4,924	$13,006

15.  Earnings Per Share

      Prior to October 2, 2000, Coach operated as a division of Sara Lee and did not have any shares outstanding. The initial capitalization of Coach, Inc. was two shares. On October 2, 2000, a stock dividend was declared resulting in 70,052 shares held by Sara Lee. The number of shares outstanding has been restated to reflect the effect of this stock dividend for all periods presented prior to October 2, 2000. During October 2000, the initial public offering of the Company’s common stock was accomplished resulting in the issuance of an additional 16,974 shares. Following the offering, 87,026 shares were outstanding. Dilutive securities include share equivalents held in employee benefit programs and the impact of stock option programs.

      The following is a reconciliation of the weighted-average shares outstanding:

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Total basic shares	88,048	81,860	70,052
Dilutive securities Employee benefit and stock award plans	342	244	—
Stock option programs	2,562	2,208	—

Total diluted shares	90,952	84,312	70,052

      Diluted net income per share was $0.94 in fiscal 2002. This reflects a weighted-average of the shares outstanding during fiscal 2002. Comparable diluted net income per share for fiscal 2001 was $0.76. This reflects a weighted-average of the shares outstanding before and after the initial public offering of stock in October 2000. Fiscal 2000 diluted net income per share was $0.55 since only the shares owned by Sara Lee are used in the calculation. The effect of the two-for-one stock split was retroactively applied to all periods presented.

16.     Relationship with Sara Lee

      Three types of intercompany transactions were recorded in the Coach intercompany account with Sara Lee: cash collections from Coach’s operations that were deposited into the intercompany account; cash borrowings that were used to fund operations; and allocations of corporate expenses and charges. Cash collections included all cash receipts required to be deposited into the intercompany account as part of the Sara Lee cash concentration system. Cash borrowings made by Coach from the Sara Lee cash concentration system were used to fund operating expenses.

      The Company was charged with allocations of corporate expenses in the amounts of $31,437 for fiscal 20001 and $22,442 for fiscal 2000, which were included as components of selling, general and administrative expenses. These charges consisted of expenses for business insurance, medical insurance, employee benefit

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

plan amounts, income, employment and other tax amounts and allocations from Sara Lee for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. As of the Separation Date there are no further transactions of this nature.

17.     Shareholder Rights Plan

      On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock.

      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. The Company is currently aware of one institutional shareholders whose common stock holdings exceed the 10% threshold established by the rights plan. This holder has been given permission to increase its ownership in the Company to a maximum of 15%, subject to certain exceptions, before triggering the provision of the rights plan.

18.     Terrorist Attacks

      Coach operated a retail store in the World Trade Center since 1995. During fiscal 2001, the store generated sales of $4,382. As a result of the September 11, 2001 attack, the store was destroyed. Inventory of $180 and fixed assets of $353 have been removed from the accounts and Coach has received preliminary payments under its property insurance coverage.

      Preliminary losses relating to the Company’s business interruption coverage have been filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses. In the third and fourth quarters of fiscal 2002 Coach received preliminary payments and recorded a gain of $1,413, of which $1,002 was received in the fourth quarter, under the Company’s business interruption coverage. This amount was included as a reduction of selling, general and administrative expenses.

19.     Stock Repurchase Program

      On September 17, 2001, the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80,000 may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time. During fiscal 2002, the Company repurchased 860 shares at an average cost of $11.45 per share.

20.     Related-Party Transaction

      On July 26, 2001, Coach made a loan to Reed Krakoff, its President, Executive Creative Director, in the principal amount of $2,000. The loan bears interest at a rate of 5.12% per annum, compounded annually. This loan amount and the applicable accrued interest is recorded as a component of other non current assets in the accompanying balance sheet. Repayments of $400 principal must be made on or before each of July 26, 2003, 2004, 2005; the remaining $800 of principal, together with all accrued interest under the loan, must be paid on

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

or before July 26, 2006. Mr. Krakoff may repay these amounts at any time. As collateral for the loan, Mr. Krakoff pledged to Coach his options to purchase 300 shares of Coach common stock at a price of $8.00 per share, including the shares of stock and any cash or other property he receives upon exercise of or in exchange for those options. Mr. Krakoff would be obligated to repay the loan in full immediately following certain events of default, including his failure to make payments under the loan as scheduled, his bankruptcy or the termination of his employment with Coach for any reason.

21.     Subsequent Event — Case London Ltd.

      On July 1, 2002 Coach signed an agreement with Case London Ltd. (“Case”) for the exclusive distribution of Coach products in the United Kingdom and Ireland. In addition, Case assumed the responsibility of operating the existing Coach store on Sloane Street and the Coach shop in Harrods in London.

22.     Subsequent Event — Stock Repurchase

      During August 2002, the Company repurchased 1,929 shares of common stock at an average cost of $25.92 per share. The stock repurchases of approximately $50,000 were financed out of cash on hand and operating cash flows. As of August 30, 2002, Coach had expended approximately $60,000 of the $80,000 authorized to date under the stock repurchase program.

23.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002
Net sales	150,702	235,750	161,571	171,380
Gross profit	96,571	161,618	111,106	114,067
Net income	12,538	44,166	11,817	17,306
Earnings per common shares:
Basic	$0.14	$0.51	$0.13	$0.19
Diluted	$0.14	$0.49	$0.13	$0.19
Fiscal 2001
Net sales	131,495	211,028	125,714	132,254
Gross profit	81,931	136,882	80,442	82,729
Net income	7,591	39,204	7,993	9,242
Earnings per common shares:
Basic	$0.11	$0.45	$0.09	$0.11
Diluted	$0.11	$0.44	$0.09	$0.10
Fiscal 2000
Net sales	115,775	191,728	112,166	118,025
Gross profit	61,048	118,087	67,331	71,143
Net income	2,049	28,262	3,034	5,258
Earnings per common shares:
Basic	$0.03	$0.40	$0.04	$0.08
Diluted	$0.03	$0.40	$0.04	$0.08

      The sum of the quarterly earnings per common share may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

COACH, INC.

Market and Dividend Information

      Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH”. Prior to the October 4, 2000 initial public offering, there was no public trading market for any of our securities. The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2002

	High		Low

Quarter ended September 29, 2001	$21.10		$10.95
December 29, 2001	19.32		11.42
March 30, 2002	26.28		18.98
June 29, 2002	29.94		23.93
Closing price at June 28, 2002		$27.45

	Fiscal Year Ended 2001

	High		Low

Quarter ended September 30, 2000	$—		$—
December 30, 2000	14.38		8.00
March 31, 2001	18.00		11.22
June 30, 2001	19.25		11.80
Closing price at June 29, 2001		$19.03

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

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended June 29, 2002, June 30, 2001 and July 1, 2000

		Provision
		Charged
	Balance at	to Costs	Write-offs/		Balance
	Beginning	and	Allowances		at End of
	of Year	Expenses	Taken		Year

	(amounts in thousands)
Fiscal 2002
Allowance for bad debts	$776	$674	$(115)		$1,335
Allowance for returns	5,512	268	(2,939	)(1)	2,841

Total	$6,288	$942	$(3,054)		$4,176

Fiscal 2001
Allowance for bad debts	$535	$355	$(114)		$776
Allowance for returns	5,396	3,048	(2,932)		5,512

Total	$5,931	$3,403	$(3,046)		$6,288

Fiscal 2000
Allowance for bad debts	$894	$(172)	$(187)		$535
Allowance for returns	5,225	13,760	(13,589)		5,396

Total	$6,119	$13,588	$(13,776)		$5,931

(1)	Includes a reclassification to accrued liabilities of $2,412 related to consumer returns where there is not an outstanding receivable.

COACH, INC.

EXHIBITS TO FORM 10-K

For the Fiscal Year Ended June 29, 2002

Commission File No. 1-16153

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002.
4.1	Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated herein by reference from Exhibit 4 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank, which is incorporated herein by reference from Exhibit 10.18 to Coach’s Registration Statement on Form S-4 (Registration No. 333-54402)
10.2	Master Separation Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.3	Tax Sharing Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.2 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.4	General Assignment and Assumption Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.3 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.5	Employee Matters Agreement between Coach and Sara Lee, which is incorporated by reference herein from Exhibit 2.4 to Coach’s Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000
10.6	Real Estate Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.5 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.7	Master Transitional Services Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.8	Indemnification and Insurance Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.9	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.10	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on October 4, 2001
10.11	Coach, Inc. Executive Deferred Compensation Plan

Exhibit
No.	Description

10.12	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on October 4, 2001
10.13	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on October 4, 2001
10.14	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors
10.15	Coach, Inc. 2001 Employee Stock Purchase Plan
10.16	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.17	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.18	Secured Loan Agreement dated July 26, 2001 between Coach and Reed Krakoff, which is incorporated by reference herein from Exhibit 10.17 to Coach’s Form 10-K for the fiscal year ended June 30, 2001, filed with the Commission on September 21, 2001
10.19	Pledge, Assignment and Security Agreement dated July 26, 2001 between Coach and Reed Krakoff, which is incorporated by reference herein from Exhibit 10.18 to Coach’s Form 10-K for the fiscal year ended June 30, 2001, filed with the Commission on September 21, 2001
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP

(b)	Reports on Form 8-K

      Current Report on Form 8-K, filed with the Commission on May 8, 2002.