Form 10-Q
period 2002-09-28
COACH INC
filed 2002-11-12
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

Yes [X]       No [  ]

On November 1, 2002, the Registrant had 88,737,051 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 27 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

		Page Number

PART I
ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets –
At September 28, 2002 and June 29, 2002		4
Condensed Consolidated Statements of Income –
For the Thirteen Weeks Ended
September 28, 2002 and September 29, 2001		5
Condensed Consolidated Statement of Stockholders’ Equity –
For the period June 30, 2001 to September 28, 2002		6
Condensed Consolidated Statements of Cash Flows –
For the Thirteen Weeks Ended
September 28, 2002 and September 29, 2001		7
Notes to Condensed Consolidated Financial Statements		8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21
ITEM 4.	Controls and Procedures	22
PART II
ITEM 4.	Submission of Matters to a Vote of Security Holders	23
ITEM 6.	Exhibit and Reports on Form 8-K	23
SIGNATURE		24
CERTIFICATIONS		25

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, or “continue”, or the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends which will depend upon a number of factors, including but not limited to: (I) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Form 10-K for the fiscal year ended June 29, 2002. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain press releases, other information and gain access to periodic reports to the SEC.

PART I

ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 28, 2002	June 29, 2002

	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$44,033	$93,962
Trade accounts receivable, less allowances of $6,092 and $4,176, respectively	45,009	30,925
Inventories	152,724	136,404
Other current assets	26,154	26,297

Total current assets	267,920	287,588
Goodwill and other intangible assets, net	22,249	22,395
Property and equipment, net	97,099	90,589
Other noncurrent assets	39,081	39,999

Total assets	$426,349	$440,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$32,547	$25,819
Accrued liabilities	96,751	99,365
Revolving credit facility	35,042	34,169
Current portion of long-term debt	80	75

Total current liabilities	164,420	159,428
Long-term debt	3,535	3,615
Other liabilities	3,640	2,625
Minority interest	15,863	14,547

Total liabilities	187,458	180,215
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 250,000,000 shares; $0.01 par value) issued and outstanding - 87,864,297 and 89,453,722 shares, respectively	879	895
Capital in excess of par value	148,730	155,403
Retained earnings	93,474	105,509
Accumulated other comprehensive (loss) income	(242)	215
Unearned compensation	(3,950)	(1,666)

Total stockholders’ equity	238,891	260,356

Total liabilities and stockholders’ equity	$426,349	$440,571

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Thirteen Weeks Ended

	September 28, 2002	September 29, 2001

	(unaudited)	(unaudited)
	(amounts in thousands, except per share data)
Net sales	$192,791	$150,702
Cost of sales	61,567	54,131

Gross profit	131,224	96,571
Selling, general and administrative expenses	93,616	77,101

Operating income	37,608	19,470
Interest (income) expense, net	(165)	447

Income before provision for income taxes and minority interest	37,773	19,023
Provision for income taxes	13,977	6,753
Minority interest, net of tax	1,316	(268)

Net income	$22,480	$12,538

Net income per share
Basic	$0.25	$0.14

Diluted	$0.24	$0.14

Shares used in computing net income per share
Basic	88,729	87,314

Diluted	91,992	90,200

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Total Stockholders’ Equity	Preferred Stockholders’ Equity	Common Stockholders’ Equity	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Comprehensive Income (loss)	Shares of Common Stock

	(amounts in thousands)
Balances at June 30, 2001	$148,314	$—	$874	$125,277	$22,650	$(487)	$—		87,372
Net income	85,827	—	—	—	85,827	—	—	85,827
Exercise of stock options	20,802	—	29	20,773	—	—	—		2,942
Tax benefit from exercise of stock options	13,793	—	—	13,793	—	—	—
Repurchase of common stock	(9,848)	—	(9)	(6,871)	(2,968)	—	—		(860)
Grant of restricted stock awards	—	—	1	2,431	—	—	(2,432)
Amortization of restricted stock awards	766	—	—	—	—	—	766
Translation adjustments	396	—	—	—	—	396	—	396
Minimum pension liability	306	—	—	—	—	306	—	306

Comprehensive income								$86,529

Balances at June 29, 2002	260,356	—	895	155,403	105,509	215	(1,666)		89,454
Net income	22,480	—	—	—	22,480	—	—	22,480
Exercise of stock options	4,620	—	3	4,617	—	—	—		316
Tax benefit from exercise of stock options	1,520	—	—	1,520	—	—	—
Repurchase of common stock	(49,947)	—	(19)	(15,413)	(34,515)	—	—		(1,929)
Grant of restricted stock awards	—	—	—	2,603	—	—	(2,603)
Amortization of restricted stock awards	319	—	—	—	—	—	319		23
Translation adjustments	(457)	—	—	—	—	(457)	—	(457)

Comprehensive income								$22,023

Balances at September 28, 2002, (unaudited)	$238,891	$—	$879	$148,730	$93,474	$(242)	$(3,950)		87,864

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended

	September 28, 2002	September 29, 2001

	(unaudited)	(unaudited)
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,480	$12,538
Adjustments for non cash charges included in net income:
Depreciation and amortization	6,480	5,935
Tax benefit from exercise of stock options	1,520	570
(Increase) decrease in deferred taxes	(70)	330
Other non cash credits, net	1,368	309
Changes in current assets and liabilities:
Increase in trade accounts receivable	(14,084)	(8,623)
Increase in inventories	(16,320)	(16,376)
Increase (decrease) in other assets and liabilities	2,146	(1,727)
Increase (decrease) in accounts payable	6,728	(260)
Decrease in accrued liabilities	(2,614)	(1,850)

Net cash from (used in) operating activities	7,634	(9,154)

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(13,034)	(9,685)
Acquisitions of distributors, net of cash acquired	—	(9,013)
Proceeds from dispositions of property and equipment	—	353

Net cash used in investment activities	(13,034)	(18,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	—	14,363
Repurchase of common stock	(49,947)	(7,657)
Repayment of long-term debt	(75)	(45)
Borrowings on revolving credit facility	14,930	75,900
Repayments of revolving credit facility	(14,057)	(56,530)
Proceeds from exercise of stock options	4,620	2,510

Net cash from (used in) financing activities	(44,529)	28,541

(Decrease) increase in cash and equivalents	(49,929)	1,042
Cash and equivalents at beginning of period	93,962	3,691

Cash and equivalents at end of period	$44,033	$4,733

Cash paid for income taxes	$446	$102

Cash paid for interest	$98	$192

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

1.      Basis of Presentation and Organization

         The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for June 29, 2002 is derived from the audited financial statements which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 29, 2002 (“fiscal 2002”). Reference is made to such annual report on Form 10-K for a complete set of financial notes including the Company’s significant accounting policies. The results of operations for the thirteen weeks ended September 28, 2002 are not necessarily indicative of results to be expected for the entire fiscal year.

         The condensed consolidated financial statements include the accounts of the Company, all 100% owned subsidiaries and Coach Japan, Inc. (“CJI”). All significant intercompany transactions and balances within the Company are eliminated in consolidation.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

2.      Inventories

         Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventory costs include material, conversion costs, freight and duties.

3.      Goodwill and Other Intangible Assets

         The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in the first quarter of fiscal 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives, such as the Company’s trademarks, are no longer amortized but are subject to annual impairment tests or more frequently if impairment indicators arise. Accumulated amortization of goodwill and indefinite life intangible assets was $10,503 at September 28, 2002 and June 29, 2002.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

         The net carrying value of goodwill and other indefinite life intangible assets as of September 28, 2002 and June 29, 2002 was comprised of the following:

	September 28, 2002	June 29, 2002

Goodwill	$12,860	$13,006
Indefinite life intangible assets	9,389	9,389

Total	$22,249	$22,395

         The net carrying value of goodwill as of September 28, 2002 and June 29, 2002 by operating segment is as follows:

	Direct-to-Consumer	Indirect	Corporate Unallocated	Total

Balance at June 29, 2002	$—	$8,082	$4,924	$13,006
Foreign exchange impact	—	(146)	—	(146)

Balance at September 28, 2002	$—	$7,936	$4,924	$12,860

4.      Debt

         At September 28, 2002, the LIBOR margin on our credit facility (the “Fleet facility”) was 100 basis points. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. At September 28, 2002, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

         During first quarter of fiscal 2003 there were no borrowings under the Fleet facility. During the first quarter of fiscal 2002 peak borrowings under the Fleet facility were $40,975. As of September 28, 2002, there were no outstanding borrowings under the Fleet facility. This facility remains available for seasonal working capital requirements or general corporate purposes.

         The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

         CJI has available credit facilities with several Japanese financial institutions. These facilities contain various covenants and customary events of default. CJI has been in compliance with all covenants since the inception of the facilities. Coach, Inc. is not a guarantor on any of these facilities.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

         During the first quarter of fiscal 2003 the peak borrowings under the Japanese credit facilities were $38,606. There were no credit facilities agreements outstanding during the first quarter of fiscal 2002. As of September 28, 2002, the outstanding borrowings under the Japanese facilities were $35,042.

5.      Earnings Per Share

         Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

         The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended

	September 28, 2002	September 29, 2001

Net earnings	$22,480	$12,538

Total basic shares	88,729	87,314
Dilutive securities:
Employee benefit and stock award plans	446	360
Stock option programs	2,817	2,526

Total diluted shares	91,992	90,200

Earnings per share:
Basic	$0.25	$0.14

Diluted	$0.24	$0.14

6.      Segment Information

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

Thirteen Weeks Ended September 28, 2002	Direct-to- Consumer	Indirect	Corporate Unallocated	Total

Net sales	$106,570	$86,221	$—	$192,791
Operating income	29,218	39,097	(30,707)	37,608
Interest (income) expense, net	—	—	(165)	(165)
Income (loss) before provision for income taxes and minority interest	29,218	39,097	(30,542)	37,773
Provision for income taxes	—	—	13,977	13,977
Minority interest, net of tax	—	—	1,316	1,316
Depreciation and amortization	4,120	681	1,679	6,480
Total assets	181,729	145,232	99,388	426,349
Additions to long-lived assets	9,646	974	2,414	13,034

Thirteen Weeks Ended September 29, 2001	Direct-to- Consumer	Indirect	Corporate Unallocated	Total

Net sales	$86,176	$64,526	$—	$150,702
Operating income	19,706	28,332	(28,568)	19,470
Interest (income) expense, net	—	—	447	447
Income (loss) before provision for income taxes and minority interest	19,706	28,332	(29,015)	19,023
Provision for income taxes	—	—	6,753	6,753
Minority interest, net of tax	—	—	(268)	(268)
Depreciation and amortization	3,901	1,462	572	5,935
Total assets	151,203	101,298	67,923	320,424
Additions to long-lived assets	8,721	9,255	727	18,703

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

         The following is a summary of the common costs not allocated in the determination of segment performance.

	Thirteen Weeks Ended

	September 28,	September 29,
	2002	2001

Manufacturing variances	$(1,515)	$(1,453)
Advertising, marketing and design	(10,568)	(10,005)
Administration and information systems	(12,189)	(11,223)
Distribution and customer service	(6,435)	(5,887)

Total corporate unallocated	$(30,707)	$(28,568)

Geographic Area Information

          As of September 28, 2002, Coach operated 144 retail stores and 76 factory stores in the United States and operated four manufacturing, distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through CJI, Coach operates 83 retail and department store locations in Japan.

Thirteen Weeks Ended September 28, 2002	United States	Japan	Other International (1)	Total

Net sales	$150,266	$33,289	$9,236	$192,791
Long-lived assets	113,289	19,491	757	133,537

Thirteen Weeks Ended September 29, 2001	United States	Japan	Other International (1)	Total

Net sales	$118,846	$16,660	$15,196	$150,702
Long-lived assets	97,197	7,866	312	105,375

Note (1) - Other International sales reflect shipments to third-party distributors primarily in East Asia and in fiscal 2002 sales from Coach-operated retail stores in the United Kingdom.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

7.        Commitments and Contingencies

         At September 28, 2002, the Company had letters of credit outstanding totaling $37,733, of which $19,820 relates to the letter of credit obtained under leases transferred to the Company by the Sara Lee Corporation (“Sara Lee”), for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

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

          The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI. The Company, through CJI, enters into certain foreign currency derivative instruments that economically hedge certain of its risks but have not been designated for hedge accounting. These transactions are in accordance with Company risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes. During fiscal 2002, CJI entered into foreign currency forward contracts for its U.S. dollar-denominated inventory purchases. In assessing the fair value of these contracts, the Company has utilized independent valuations. However, some judgement is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could effect the estimated fair value.

          The foreign currency contracts entered into by the Company have durations no greater than 12 months. At September 28, 2002, open foreign currency forward contracts had a notional amount of $21,400 as compared to $33,150 at June 29, 2002. These contracts were fair valued (i.e., marked-to-

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

market). For the quarter ended September 28, 2002 the fair value adjustment for these contracts resulted in a pretax non cash benefit to earnings of $1,809, included as a component of selling, general and administrative expenses. For the quarter ended September 29, 2001, the impact of the fair value adjustment was not significant. At September 28, 2002 and June 29, 2002 the Company recorded a liability of $1,457 and $3,308, respectively, to recognize the fair value of these contracts. These amounts are included in accrued liabilities.

9.        Stock Repurchase Program

         On September 17, 2001, the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80,000 may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

         During the first quarter of fiscal 2002, the Company repurchased 660 shares of common stock at an average cost of $11.60 per share. During the first quarter of fiscal 2003, the Company repurchased 1,929 shares of common stock at an average cost of $25.89 per share.

         As of September 28, 2002, Coach had approximately $20,000 remaining in the stock repurchase program.

10.      Case London Ltd.

         On July 1, 2002 Coach signed an agreement with Case London Ltd. (“Case”) for the exclusive distribution of Coach products in the United Kingdom and Ireland. In addition, Case assumed the responsibility of operating the existing Coach store on Sloane Street and the Coach shop in Harrods in London. Inventories and fixed assets at those locations have been sold to Case for amounts that approximated the net book value.

11.      Recent Accounting Pronouncements

         Reference is made to the Company’s annual report on Form 10-K for the year ended June 29, 2002 for a discussion of the recent accounting pronouncements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Overview

         Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a premier accessories marketer in the United States. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with expanding national brand recognition. Coach sells its products through upscale department and specialty stores, its own retail stores; direct mail catalog and on-line store. Coach has built upon its national brand awareness in the United States by expanding into international sales, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensed products with the Coach brand name.

         Coach generates revenue by selling its products directly to consumers and indirectly through wholesale customers and by licensing its brand name to select manufacturers.

Results of Operations

         The following is a discussion of the results of operations for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 and a discussion of the changes in financial condition during the first quarter of fiscal 2003.

         Net sales by business segment in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 are as follows:

	Thirteen Weeks Ended

	Net Sales			Percentage of Total Net Sales

	(unaudited)			(unaudited)
	September 28, 2002	September 29, 2001	Rate of Increase	September 28, 2002	September 29, 2001

	(dollars in millions)		('03 v. '02)
Direct-to-consumer	$106.6	$86.2	23.7%	55.3%	57.2%
Indirect	86.2	64.5	33.6%	44.7	42.8

Total net sales	$192.8	$150.7	27.9%	100.0%	100.0%

         Consolidated statements of income for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 are as follows:

	Thirteen Weeks Ended

	September 28,		September 29,
	2002		2001

	(unaudited)		(unaudited)
	(dollars in millions, except for earnings per share)
		% of		% of
	$	net sales	$	net sales

Net sales	$191.8	99.5%	$149.9	99.5%
Licensing revenue	1.0	0.5	0.8	0.5

Total net sales	192.8	100.0	150.7	100.0
Cost of sales	61.6	31.9	54.1	35.9

Gross profit	131.2	68.1	96.6	64.1
Selling, general and administrative expenses	93.6	48.6	77.1	51.2

Operating income	37.6	19.5	19.5	12.9
Interest (income) expense, net	(0.2)	(0.1)	0.4	0.3

Income before provision for income taxes and minority interest	37.8	19.6	19.0	12.6
Provision for income taxes	14.0	7.2	6.8	4.5
Minority interest, net of tax	1.3	0.7	(0.3)	(0.2)

Net income	$22.5	11.7%	$12.5	8.3%

Net income per share:
Basic	$0.25		$0.14

Diluted	$0.24		$0.14

Weighted-average number of shares:
Basic	88.7		87.3

Diluted	92.0		90.2

First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002

Net Sales

         Net sales increased by 27.9% to $192.8 million in the first quarter of fiscal 2003, from $150.7 million during the same period in fiscal 2002. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

         Direct-to-Consumer. Net sales increased 23.7% to $106.6 million during the first quarter of fiscal 2003, from $86.2 million during the same period for fiscal 2002. Comparable store sales growth for retail stores and factory stores open during the quarter was 20.9% and 7.5%, respectively. Comparable store growth for the entire domestic store chain was 13.2%, which represented $10.5 million of the net sales increase. Since the end of the first quarter fiscal 2002, Coach opened 23 retail stores and five factory stores; and expanded five retail and two factory stores; which accounted for $8.8 million of the increase in net sales. The Internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the two retail stores that were closed since the end of first quarter of fiscal 2002.

         Indirect. Net sales increased 33.6% to $86.2 million in the first quarter of fiscal 2003 from $64.5 million during the same period of fiscal 2002. The increase was driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $22.1 million over the comparable quarter in the prior year. The first quarter of fiscal 2002 only included two months of Coach Japan operations, while fiscal 2003 included a full three months. The incremental month of operations represented approximately $10 million of the increase in net sales. In addition, we opened nine locations in Japan since the end of the first quarter of fiscal 2002, which represented approximately $6 million of the increase. Finally, our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $6 million of the increase. The U.S. wholesale and business-to-business divisions contributed increased sales of $8.4 million and $3.4 million, respectively. The increase in net sales was partially offset by decreased sales in the international wholesale division of $14.3 million; however approximately $6 million of this decrease was attributable to sales in the prior year to our former distributors in Japan. The remaining change in net sales was due to increases in other indirect channels.

Gross Profit

         Gross profit increased 35.9% to $131.2 million in the first quarter of fiscal 2003 from $96.6 million during the same period in fiscal 2002. Gross margin increased 400 basis points to 68.1% in the first quarter of fiscal 2003 from 64.1% during the same period in fiscal 2002. This improvement was driven by the consolidation of Coach Japan, which contributed approximately 220 basis points. Gross margin also benefited from the continuing impact of sourcing cost reductions, which contributed 100 basis points. There was a shift in product mix, reflecting the continued diversification into non-leather fabrications with new and successful mixed-material collections, which contributed approximately 50 basis points. In addition, there was a shift in channel mix, which contributed approximately 30 basis points.

         The following chart illustrates the gross margin performance Coach has experienced over the last five quarters.

	Fiscal Year Ended June 29, 2002				Fiscal Year Ending June 28, 2003

	Q1	Q2	Q3	Q4	Q1

	(unaudited)				(unaudited)

Gross margin	64.1%	68.6%	68.8%	66.6%	68.1%

Selling, General and Administrative Expenses

         Selling general and administrative expenses increased 21.4% to $93.6 million in the first quarter of fiscal 2003 from $77.1 million during the same period in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses during the first quarter of fiscal 2003 were 48.6% compared to 51.2% during the first quarter of fiscal 2002. The dollar increase was caused primarily by the inclusion of Coach Japan and increased domestic stores operating expenses due to new stores and increased variable expenses to support increased net sales, quarter on quarter. Fiscal 2002 selling, general and administrative expenses included two months of Coach Japan, while fiscal 2003 included three months.

          Selling expenses increased by 28.5% to $62.1 million, or 32.2% of net sales, in the first quarter of fiscal 2003 from $48.3 million, or 32.1% of net sales, during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan and operating costs associated with stores that were not open until after the first quarter of fiscal 2002. Fiscal 2002 expenses included two months of Coach Japan, while fiscal 2003 included three months. Included in these costs was a $1.8 million favorable fair value adjustment for open foreign currency forward contracts. The increase in Coach Japan expenses was $7.5 million. Domestically, Coach opened 23 new retail stores and five new factory stores since the end of the first quarter of fiscal 2002. The new stores increased expenses by $3.1 million. The remaining increase to selling expenses was due to increased variable expenses to support comparable store growth.

          Advertising, marketing, and design costs increased by 10.8% to $12.3 million, or 6.4% of net sales, in the first quarter of fiscal 2003, from $11.2 million, or 7.4% of net sales, during the same period in fiscal 2002. The dollar increase was primarily due to increases in design expenditures.

         Distribution and customer service expenses increased to $7.0 million in the first quarter of fiscal 2003 from $6.4 million during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to higher sales volumes, partially offset by efficiency gains at the distribution and customer service facility, which resulted in a decline in the ratio to net sales from 4.2% in first quarter of fiscal 2002 to 3.6% in first quarter of fiscal 2003.

         Administrative expenses increased by 8.6% to $12.2 million, or 6.3% of net sales, in the first quarter of fiscal 2003 from $11.2 million, or 7.4% of net sales, during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to increased employee staffing costs.

Operating Income

         Operating income increased 93.2% to $37.6 million in the first quarter of fiscal 2003 from $19.5 million in the first quarter of fiscal 2002. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Income, Net

         Net interest income was $0.2 million in the first quarter of fiscal 2003 as compared to an expense of $0.4 million in the first quarter of fiscal 2002. The dollar change was due to reduced borrowings and positive cash balances during the first quarter in fiscal 2003.

Minority Interest

         Minority interest expense was $1.3 million, or 0.7% of net sales, in the first quarter of fiscal 2003 as compared to income of $0.3 million or 0.2% of net sales, in the first quarter of fiscal 2002. The dollar change was due to increased profit from the operations of Coach Japan.

Income Taxes

         The effective tax rate increased to 37.0% in the first quarter of fiscal 2003 compared with the 35.5% recorded in the first quarter of fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and reduction of related tax benefits.

Net Income

         Net income increased 79.3% to $22.5 million in the first quarter of fiscal 2003 from $12.5 million in the first quarter of fiscal 2002. This increase was the result of increased operating income partially offset by a higher provision for income taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Net cash used in operating and investing activities was $5.4 million for the first quarter of fiscal 2003. Net cash used in operating and investing activities was $27.5 million in the same period of fiscal 2002. The year-to-year improvement was the result of higher first quarter earnings of $9.9 million in addition to prior year distributor acquisition cost of $9.0 million not recurring in the current quarter.

         Capital expenditures amounted to $13.0 million in the first quarter of fiscal 2003, compared to $9.7 million in the first quarter of fiscal 2002 and in both periods related primarily to new and renovated retail stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

         Net cash used in financing activities was $44.5 million for the first quarter of fiscal 2003 as compared to cash provided of $28.5 million in the comparable period of fiscal 2002. The year-to-year decrease primarily resulted from an increase of $42.3 million in funds expended to repurchase common stock, decreased net borrowings of $18.5 million under our revolving credit facility agreements and $14.4 million in proceeds received from its joint venture partner in the prior year not received in the current year. These amounts are partially offset by increased proceeds from the exercise of stock options.

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

         The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

         At September 28, 2002, the LIBOR margin was 100 basis points. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. For the quarter ended September 28, 2002, the commitment fee was 25 basis points.

         During the first quarter of fiscal 2003 there were no borrowings under the Fleet facility. In fiscal 2002 the peak borrowings under the Fleet facility were $41.0 million. As of September 28, 2002, there were no outstanding borrowings under the Fleet facility. The facility remains available for seasonal working capital requirements or general corporate purpose.

         To provide funding for working capital, the acquisition of distributors and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 6,700 million yen or approximately $55 million at September 28, 2002. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

         These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

         During first quarter of fiscal 2003 the peak borrowings under the Japanese credit facilities were $38.6 million. There were no credit facilities agreements outstanding during the first quarter of fiscal 2002. As of September 28, 2002, borrowings under the Japanese revolving credit facility agreements were $35.0 million.

         On September 17, 2001 the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80 million may be utilized to repurchase common stock through September 2004. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate and other uses. Coach may terminate or limit the stock repurchase program at any time.

         During the first quarter of fiscal 2002, Coach repurchased 0.7 million shares of common stock at an average cost of $11.60 per share. During the first quarter of fiscal 2003, Coach repurchased 1.9 million shares of common stock at an average cost of $25.89 per share.

         As of September 28, 2002, Coach had approximately $20 million remaining in the stock repurchase program.

         The Company plans to open at least 20 new U.S. retail stores in fiscal year 2003, of which seven were opened at the end of the first quarter. We expect that fiscal 2003 capital expenditures for new retail and factory stores will be approximately $17 million and that capital expenditures for retail, factory and department store renovations will be approximately $15 million. We intend to finance these investments from internally generated cash flows or by using funds from our revolving credit facility.

         Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2003, Coach purchased approximately $78 million of inventory, which was funded by operating cash flow.

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

         Reference should be made to our most recent annual report on Form 10-K for additional information regarding liquidity and capital resources.

Seasonality

         Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. We anticipate that our sales and operating profit will continue to be seasonal in nature. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K for the year ended June 29, 2002 are those that depend most heavily on these judgements and estimates. As of September 28, 2002, there have been no material changes to any of the critical accounting policies contained therein.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         Approximately 90% of Coach’s fiscal 2003 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Indonesia, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

         Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan. Coach, through Coach Japan, enters into certain foreign currency derivative instruments that economically hedge certain of its risks but have not been designated for hedge accounting. These transactions are in accordance with Company risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. During fiscal 2002, Coach Japan entered into forward foreign currency contracts for its U.S. dollar-denominated inventory purchases. The foreign currency forward contracts have durations no greater than 12 months. At September 28, 2002, open foreign currency forward contracts had a notional amount of $21.4 million as compared to $33.2 at June 29, 2002. These contracts were fair valued (i.e., marked-to-market). For the quarter ended September 28, 2002 the fair value adjustment for these contracts resulted in a pretax non cash benefit to earnings of $1.8 million included as a component of selling, general and administrative expenses. For the quarter ended September 29, 2001, such impact of the fair value adjustment was not significant. At September 28, 2002 and June 29, 2002 the Company recorded a liability of $1.5 million and $3.3 million, respectively, to recognize the fair value of these contracts. These amounts are included in accrued liabilities.

Interest Rate

         Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $38.7 million at September 28, 2002. Of this amount $35.0 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in interest rate applied to the fair value of debt would not have material impact on earnings or cash flows of Coach.

ITEM 4.  Controls and Procedures

         Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

         There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 4.  Submission of Matters to a Vote of Security – Holders

In connection with the 2002 Annual Meeting of Stockholders held on November 6, 2002, stockholders were asked to vote with respect to one proposal. A total of 79,787,994 votes were cast as follows:

Proposal Number 1 – Election of Directors – The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld

Joseph Ellis	77,452,997	2,334,997
Lew Frankfort	78,402,755	1,385,239
Sally Frame Kasaks	79,129,365	658,629
Gary Loveman	79,129,269	658,725
Irene Miller	78,222,058	1,565,936
Keith Monda	79,133,470	654,524
Michael Murphy	78,217,549	1,570,445

ITEM 6.  Exhibits and Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: November 11, 2002

CERTIFICATIONS

1.	I, Lew Frankfort have reviewed this quarterly report on Form 10-Q of Coach, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

By:	/s/ Lew Frankfort

Name:	Lew Frankfort
Title:	Chairman and Chief Executive Officer

1.	I, Michael F. Devine, III have reviewed this quarterly report on Form 10-Q of Coach, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President and Chief Financial Officer

         Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)     the accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 28, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 11, 2002

By:	/s/ Lew Frankfort

Name:	Lew Frankfort
Title:	Chairman and Chief Executive Officer

         Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)     the accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 28, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 11, 2002

By:	/s/ Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President and Chief Financial Officer