Form 10-Q
period 2002-12-28
COACH INC
filed 2003-02-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2002

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

Yes     [X]      No      [   ]

On January 31, 2003, the Registrant had 90,091,911 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 34 pages excluding exhibits.

COACH, INC.

PART 1
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Consolidated Financial Statements Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001 (dollars and shares in thousands, except per share data) (unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
ITEM 4. Controls and Procedures
PART II
ITEM 4. Submission of Matters to a Vote of Security – Holders
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS

TABLE OF CONTENTS FORM 10-Q

		Page Number

PART I
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets –
	At December 28, 2002 and June 29, 2002	4
	Condensed Consolidated Statements of Income –
	For the Thirteen and Twenty-Six Weeks Ended
	December 28, 2002 and December 29, 2001	5
	Condensed Consolidated Statement of Stockholders’ Equity –
	For the period June 30, 2001 to December 28, 2002	6
	Condensed Consolidated Statements of Cash Flows –
	For the Twenty-Six Weeks Ended
	December 28, 2002 and December 29, 2001	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29
ITEM 4.	Controls and Procedures	30
PART II
ITEM 4.	Submission of Matters to a Vote of Security Holders	30
ITEM 6.	Exhibit and Reports on Form 8-K	30
SIGNATURE		31
CERTIFICATIONS		32

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

Coach maintains a website at www.coach.com where investors and other interested parties may obtain press releases, other information and gain access to periodic filings to the SEC.

PART 1

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	June 29,
	2002	2002

	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$171,141	$93,962
Trade accounts receivable, less allowances of $7,706 and $4,176, respectively	67,284	30,925
Inventories	135,908	136,404
Other current assets	25,855	26,297

Total current assets	400,188	287,588
Goodwill and other intangible assets, net	22,371	22,395
Property and equipment, net	104,404	90,589
Other noncurrent assets	40,327	39,999

Total assets	$567,290	$440,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34,205	$25,819
Accrued liabilities	128,740	99,365
Revolving credit facility	42,504	34,169
Current portion of long-term debt	80	75

Total current liabilities	205,529	159,428
Long-term debt	3,535	3,615
Other liabilities	4,036	2,625
Minority interest	18,139	14,547

Total liabilities	231,239	180,215
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 250,000,000 shares; $0.01 par value) issued and outstanding - 90,013,281 and 89,453,722 shares, respectively	900	895
Capital in excess of par value	182,929	155,403
Retained earnings	155,905	105,509
Accumulated other comprehensive (loss) income	(386)	215
Unearned compensation	(3,297)	(1,666)

Total stockholders’ equity	336,051	260,356

Total liabilities and stockholders’ equity	$567,290	$440,571

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(amounts in thousands, except per share data)
Net sales	$308,523	$235,750	$501,314	$386,452
Cost of sales	91,681	74,132	153,248	128,263

Gross profit	216,842	161,618	348,066	258,189
Selling, general and administrative expenses	114,242	91,677	207,858	168,778

Operating income	102,600	69,941	140,208	89,411
Interest (income) expense, net	(110)	221	(275)	668

Income before provision for income taxes and minority interest	102,710	69,720	140,483	88,743
Provision for income taxes	38,003	24,752	51,980	31,505
Minority interest, net of tax	2,276	802	3,592	534

Net income	$62,431	$44,166	$84,911	$56,704

Net income per share
Basic	$0.70	$0.51	$0.95	$0.65

Diluted	$0.68	$0.49	$0.92	$0.63

Shares used in computing net income per share
Basic	88,978	87,380	88,995	87,404

Diluted	91,931	89,413	92,103	89,864

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Total	Preferred	Common	Capital in		Other
	Stockholders'	Stockholders'	Stockholders'	Excess	Retained	Comprehensive
	Equity	Equity	Equity	of Par	Earnings	Income (loss)

	(amounts in thousands)
Balances at June 30, 2001	$148,314	$—	$874	$125,227	$22,650	$(487)
Net income	85,827	—	—	—	85,827	—
Exercise of stock options	20,802	—	29	20,773	—	—
Tax benefit from exercise of stock options	13,793	—	—	13,793	—	—
Repurchase of common stock	(9,848)	—	(9)	(6,871)	(2,968)	—
Grant of restricted stock awards	—	—	1	2,431	—	—
Amortization of restricted stock awards	766	—	—	—	—	—
Translation adjustments	396	—	—	—	—	396
Minimum pension liability	306	—	—	—	—	306
Comprehensive income

Balances at June 29, 2002	260,356	—	895	155,403	105,509	215
Net income	84,911	—	—	—	84,911	—
Exercise of stock options	19,267	—	24	19,243	—	—
Tax benefit from exercise of stock options	21,540	—	—	21,540	—	—
Repurchase of common stock	(49,947)	—	(19)	(15,413)	(34,515)	—
Grant of restricted stock awards	—	—	—	2,156	—	—
Amortization of restricted stock awards	525	—	—	—	—	—
Change in fair value of foreign currency derivative, net	(262)	—	—	—	—	(262)
Translation adjustments	(339)	—	—	—	—	(339)
Comprehensive income

Balances at December 28, 2002, (unaudited)	$336,051	$—	$900	$182,929	$155,905	$(386)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Shares
			of
	Unearned	Comprehensive	Common
	Compensation	Income (loss)	Stock

Balances at June 30, 2001	$—		87,372
Net income	—	85,827
Exercise of stock options	—		2,942
Tax benefit from exercise of stock options	—
Repurchase of common stock	—		(860)
Grant of restricted stock awards	(2,432)
Amortization of restricted stock awards	766
Translation adjustments	—	396
Minimum pension liability	—	306
Comprehensive income		$86,529

Balances at June 29, 2002	(1,666)		89,454

Net income	—	84,911
Exercise of stock options	—		2,465
Tax benefit from exercise of stock options	—
Repurchase of common stock	—		(1,929)
Grant of restricted stock awards	(2,156)
Amortization of restricted stock awards	525		23
Change in fair value of foreign currency derivative,net		(262)
Translation adjustments	—	(339)
Comprehensive income		$84,310

Balances at December 28, 2002, (unaudited)	$(3,297)		90,013

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended

	December 28,	December 29,
	2002	2001

	(unaudited)	(unaudited)
	(amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,911	$56,704
Adjustments for non cash charges included in net income:
Depreciation and amortization	13,507	12,297
Tax benefit from exercise of stock options	21,540	4,818
Increase in deferred taxes	(89)	(3)
Other non cash credits, net	3,216	249
Changes in current assets and liabilities:
Increase in trade accounts receivable	(36,359)	(4,069)
Decrease in inventories	496	669
Increase (decrease) in other assets and liabilities	1,547	(4,826)
Increase in accounts payable	8,386	4,832
Increase in accrued liabilities	29,375	10,884

Net cash from operating activities	126,530	81,555

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(26,951)	(21,238)
Acquisitions of distributors, net of cash acquired	—	(9,013)
Proceeds from dispositions of property and equipment	20	353

Net cash used in investment activities	(26,931)	(29,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	—	14,363
Repurchase of common stock	(49,947)	(9,848)
Repayment of long-term debt	(75)	(45)
Borrowings on revolving credit facility	32,367	152,277
Repayments of revolving credit facility	(24,032)	(157,490)
Proceeds from exercise of stock options	19,267	11,918

Net cash (used in) from financing activities	(22,420)	11,175

Increase in cash and equivalents	77,179	62,832
Cash and equivalents at beginning of period	93,962	3,691

Cash and equivalents at end of period	$171,141	$66,523

Cash paid for income taxes	$24,361	$1,666

Cash paid for interest	$194	$592

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for June 29, 2002 is derived from the audited financial statements which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 29, 2002 (“fiscal 2002”). Reference is made to such annual report on Form 10-K for a complete set of financial notes including the Company’s significant accounting policies. The results of operations for the twenty-six weeks ended December 28, 2002 are not necessarily indicative of results to be expected for the entire fiscal year.

     The condensed consolidated financial statements include the accounts of the Company; all 100% owned subsidiaries and Coach Japan, Inc. (“CJI” or “Coach Japan”). All significant intercompany transactions and balances within the Company are eliminated in consolidation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

2. Inventories

     Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventory costs include purchased finished goods, material, conversion costs, freight and duties.

3. Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in the first quarter of fiscal 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives, such as the Company’s trademarks, are no longer amortized but are subject to annual impairment tests or more frequently if impairment indicators arise. Accumulated amortization of goodwill and indefinite life intangible assets was $10,503 at December 28, 2002 and June 29, 2002.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

     The net carrying value of goodwill and other indefinite life intangible assets as of December 28, 2002 and June 29, 2002 was comprised of the following:

	December 28,	June 29,
	2002	2002

Goodwill	$12,982	$13,006
Indefinite life intangible assets	9,389	9,389

Total	$22,371	$22,395

     The net carrying value of goodwill as of December 28, 2002 and June 29, 2002 by operating segment was as follows:

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total

Balance at June 29, 2002	$—	$8,082	$4,924	$13,006
Foreign exchange impact	—	(24)	—	(24)

Balance at December 28, 2002	$—	$8,058	$4,924	$12,982

4. Debt

     At December 28, 2002, the LIBOR margin on our credit facility with lenders led by Fleet National Bank (the “Fleet facility”) was 100 basis points. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. At December 28, 2002, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

     During the first half of the year ending June 28, 2003 (“fiscal 2003”) there were no borrowings under the Fleet facility. During the first half of fiscal 2002 peak borrowings under the Fleet facility were $46,850. As of December 28, 2002, there were no outstanding borrowings under the Fleet facility. This facility remains available for seasonal working capital requirements or general corporate purposes.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

     CJI has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.1 billion yen or approximately $60,000 at December 28, 2002. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

     These facilities contain various covenants and customary events of default. CJI has been in material compliance with all covenants since the inception of the facilities. Coach, Inc. is not a guarantor on any of these facilities.

     During the first half of fiscal 2003 the peak borrowings under the Japanese credit facilities were $42,661. In the first half of fiscal 2002 peak borrowings under the Japanese credit facilities were $15,917. As of December 28, 2002 and June 29, 2002 the outstanding borrowings under the Japanese facilities were $42,504 and $34,169, respectively.

5. Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net earnings	$62,431	$44,166	$84,911	$56,704

Total basic shares	88,978	87,380	88,995	87,404
Dilutive securities:
Employee benefit and stock award plans	428	361	437	360
Stock option programs	2,525	1,672	2,671	2,100

Total diluted shares	91,931	89,413	92,103	89,864

Earnings per share:
Basic	$0.70	$0.51	$0.95	$0.65

Diluted	$0.68	$0.49	$0.92	$0.63

6. Segment Information

     The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Coach catalogue and the internet constitute the Direct-to-Consumer segment. Indirect refers to

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

sales of Coach products to other retailers and includes sales through CJI. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment at standard cost less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, distribution and customer service expenses.

Thirteen Weeks Ended	Direct-to-		Corporate
December 28, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$191,470	$117,053	$—	$308,523
Operating income	83,977	51,188	(32,565)	102,600
Interest (income) expense, net	—	—	(110)	(110)
Income (loss) before provision for income taxes and minority interest	83,977	51,188	(32,455)	102,710
Provision for income taxes	—	—	38,003	38,003
Minority interest, net of tax	—	—	2,276	2,276
Depreciation and amortization	4,388	1,027	1,612	7,027
Total assets	193,341	139,330	234,619	567,290
Additions to long-lived assets	7,555	4,144	2,218	13,917

Thirteen Weeks Ended	Direct-to-		Corporate
December 29, 2001	Consumer	Indirect	Unallocated	Total

Net sales	$160,498	$75,252	$—	$235,750
Operating income	63,669	32,047	(25,775)	69,941
Interest (income) expense, net	—	—	221	221
Income (loss) before provision for income taxes and minority interest	63,669	32,047	(25,996)	69,720
Provision for income taxes	—	—	24,752	24,752
Minority interest, net of tax	—	—	802	802
Depreciation and amortization	4,036	431	1,875	6,342
Total assets	150,367	94,299	124,120	368,786
Additions to long-lived assets	8,691	1,283	1,579	11,553

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

Twenty-Six Weeks Ended	Direct-to-		Corporate
December 28, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$298,040	$203,274	$—	$501,314
Operating income	113,195	90,285	(63,272)	140,208
Interest (income) expense, net	—	—	(275)	(275)
Income (loss) before provision for income taxes and minority interest	113,195	90,285	(62,997)	140,483
Provision for income taxes	—	—	51,980	51,980
Minority interest, net of tax	—	—	3,592	3,592
Depreciation and amortization	8,508	1,708	3,291	13,507
Total assets	193,341	139,330	234,619	567,290
Additions to long-lived assets	17,201	5,118	4,632	26,951

Twenty-Six Weeks Ended	Direct-to-		Corporate
December 29, 2001	Consumer	Indirect	Unallocated	Total

Net sales	$246,674	$139,778	$—	$386,452
Operating income	83,375	60,379	(54,343)	89,411
Interest (income) expense, net	—	—	668	668
Income (loss) before provision for income taxes and minority interest	83,375	60,379	(55,011)	88,743
Provision for income taxes	—	—	31,505	31,505
Minority interest, net of tax	—	—	534	534
Depreciation and amortization	7,938	967	3,392	12,297
Total assets	150,367	94,299	124,120	368,786
Additions to long-lived assets	17,412	10,539	2,305	30,256

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

     The following is a summary of the common costs not allocated in the determination of segment performance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Production variances	$690	$1,501	$(825)	$48
Advertising, marketing and design	(15,123)	(13,664)	(25,691)	(23,667)
Administration and information systems	(10,442)	(6,895)	(22,631)	(18,120)
Distribution and customer service	(7,690)	(6,717)	(14,125)	(12,604)

Total corporate unallocated	$(32,565)	$(25,775)	$(63,272)	$(54,343)

Geographic Area Information

     As of December 28, 2002, Coach operated 150 retail stores and 76 factory stores in the United States and operated four distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through CJI, Coach operates 87 retail and department store locations in Japan.

Thirteen Weeks Ended			Other
December 28, 2002	United States	Japan	International (1)	Total

Net sales	$251,632	$46,365	$10,526	$308,523
Long-lived assets	119,417	21,967	812	142,196

Thirteen Weeks Ended			Other
December 29, 2001	United States	Japan	International (1)	Total

Net sales	$202,829	$27,026	$5,895	$235,750
Long-lived assets	101,997	5,021	259	107,277

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

Twenty-Six Weeks Ended			Other
December 28, 2002	United States	Japan	International (1)	Total

Net sales	$401,898	$79,654	$19,762	$501,314
Long-lived assets	119,417	21,967	812	142,196

Twenty-Six Weeks Ended			Other
December 29, 2001	United States	Japan	International (1)	Total

Net sales	$321,675	$43,686	$21,091	$386,452
Long-lived assets	101,997	5,021	259	107,277

(1) - Other International sales reflect shipments to third-party distributors primarily in East Asia and in fiscal 2002 sales from Coach-operated retail stores in the United Kingdom.

7. Commitments and Contingencies

     At December 28, 2002, the Company had letters of credit outstanding totaling $42,996, of which $19,820 relates to the letter of credit obtained under leases transferred to the Company by the Sara Lee Corporation (“Sara Lee”), for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

     Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s cash flow, results of operations or financial position.

8. Derivative Instruments and Hedging Activities

     Effective July 2, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the hedged item are recorded in the statements of operations in the period incurred. If the derivative is designated as a cash flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of

COACH INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

operations when the hedged items affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. It is the Company’s policy not to enter into derivative instruments for trading or speculative purposes.

     Substantially, all purchases and sales involving international parties are denominated in U.S. dollars, the majority of which are not hedged using any derivative instruments. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to CJI as a result of its U.S. dollar-denominated inventory purchases. The Company, through CJI, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. Prior to the formation of CJI, the Company had not used foreign currency derivative instruments to hedge forecasted inventory purchases.

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

     The fair values of open foreign currency derivatives included in accrued liabilities at December 28, 2002 and June 29, 2002 were $1,036 and $3,308, respectively. For the six months ended December 28, 2002, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $2,492, recorded as a component of selling, general, and administrative expenses. Also, for the six months ended December 28, 2002, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $262, net of taxes. For the six months ended December 29, 2001, the impact of the fair value adjustment was not significant.

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

     During the first half of fiscal 2002, the Company repurchased 860 shares of common stock at an average cost of $11.45 per share. During the first half of fiscal 2003, the Company repurchased 1,929 shares of common stock at an average cost of $25.89 per share.

     As of December 28, 2002, Coach had approximately $20,000 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

     On January 30, 2003 Coach’s Board of Directors expanded and extended the duration of the stock repurchase program. Refer to Note 12 “Subsequent Event” for a discussion on the expanded stock repurchase program.

10. Case London Ltd.

     On July 1, 2002 Coach signed an agreement with Case London Ltd. (“Case”) for the exclusive distribution of Coach products in the United Kingdom and Ireland. In addition, Case assumed the responsibility of operating the existing Coach store on Sloane Street and the Coach shop in Harrods in London. Inventories and fixed assets at those locations were sold to Case for amounts that approximated the net book value.

11. Recent Accounting Pronouncements

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for the first quarter in the fiscal year ending July 3, 2004. The Company does not intend to expense stock options; therefore it is not expected that the adoption of this statement will have a material impact on Coach’s consolidated financial position or results of operations. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for Coach’s fiscal quarter ending March 29, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on Coach’s consolidated financial position or results of operations.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001
(dollars and shares in thousands, except per share data)
(unaudited)

12. Subsequent Event

     On January 30, 2003, the Coach Board of Directors approved an additional common stock repurchase program to acquire up to $100,000 of Coach’s outstanding common stock through January 2006. The duration of Coach’s existing repurchase program was also extended through January 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. The Company may terminate or limit the stock repurchase program at any time.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Overview

     Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a premier accessories marketer in the United States. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with expanding national brand recognition. Coach sells its products through upscale department and specialty stores, its own retail stores; direct mail catalog and on-line store. Coach has built upon its national brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and offering licensed products with the Coach brand name.

     Coach generates revenue by selling its products directly to consumers and indirectly through wholesale customers and by licensing its brand name to select manufacturers.

Results of Operations

     The following is a discussion of the results of operations for the second quarter and first half of fiscal 2003 compared to the second quarter and first half of fiscal 2002 and a discussion of the changes in financial condition during the first half of fiscal 2003.

     Unless otherwise specified dollars and shares are in thousands.

Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

     Net sales by business segment in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 are as follows:

	Thirteen Weeks Ended

				Percentage of
	Net Sales				Total Net Sales

	(unaudited)			(unaudited)
	December 28,	December 29,	Rate of	December 28,	December 29,
	2002	2001	Increase	2002	2001

			('03 v. '02)
Direct-to-consumer	$191,470	$160,498	19.3%	62.1%	68.1%
Indirect	117,053	75,252	55.5%	37.9	31.9

Total net sales	$308,523	$235,750	30.9%	100.0%	100.0%

     Consolidated statements of income for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 are as follows:

	Thirteen Weeks Ended

	December 28,		December 29,
	2002		2001

	(unaudited)		(unaudited)
		% of		% of
	$	net sales	$	net sales

Net sales	$307,252	99.6%	$235,016	99.7%
Licensing revenue	1,271	0.4	734	0.3

Total net sales	308,523	100.0	235,750	100.0
Cost of sales	91,681	29.7	74,132	31.4

Gross profit	216,842	70.3	161,618	68.6
Selling, general and administrative expenses	114,242	37.0	91,677	38.9

Operating income	102,600	33.3	69,941	29.7
Interest (income) expense, net	(110)	(0.0)	221	0.1

Income before provision for income taxes and minority interest	102,710	33.3	69,720	29.6
Provision for income taxes	38,003	12.4	24,752	10.6
Minority interest, net of tax	2,276	0.7	802	0.3

Net income	62,431	20.2%	44,166	18.7%

Net income per share:
Basic	$0.70		$0.51

Diluted	$0.68		$0.49

Weighted-average number of shares:
Basic	88,978		87,380

Diluted	91,931		89,413

Net Sales

     Net sales increased by 30.9% to $308,523 in the second quarter of fiscal 2003, from $235,750 during the same period in fiscal 2002. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

     Direct-to-Consumer. Net sales increased 19.3% to $191,470 during the second quarter of fiscal 2003, from $160,498 during the same period for fiscal 2002. The growth was primarily driven by our domestic retail and factory stores divisions. Comparable store sales growth for retail stores and factory stores open during the quarter was 18.1% and 5.8%, respectively. Comparable store growth for the entire domestic store chain was 12.7%, which represented approximately $14,000 of the net sales increase. Since the end of the second quarter fiscal 2002, Coach opened 20 retail stores and four factory stores, which accounted for approximately $13,000 of the net sales increase and expanded five retail and one factory store; which accounted for approximately $2,000 of the increase in net sales. The internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the two retail stores that were closed since the end of second quarter of fiscal 2002.

     Indirect. Net sales increased 55.5% to $117,053 in the second quarter of fiscal 2003 from $75,252 during the same period of fiscal 2002. The increase was driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $21,311 over the comparable quarter in the prior year. We have opened 11 locations in Japan since the end of the second quarter of fiscal 2002, which represented approximately $9,000 of the increase. Our Japan locations experienced double-digit comparable net sales gains from the prior year, which represented approximately $7,000 of the increase. In addition, following the second quarter of fiscal 2002 Coach Japan acquired the distribution rights and assets of J. Osawa and Company Ltd. (“J. Osawa”). The effect of the incremental sales from the J. Osawa locations represented approximately $6,000 of the increase in net sales. These increases were partially offset by the closure of three locations since the end of the second quarter of fiscal 2002. This decrease was approximately $1,000. The U.S. wholesale and business-to-business divisions contributed increased sales of $9,762 million and $4,729, respectively. The international wholesale business contributed a net sales increase of $6,480.

Gross Profit

     Gross profit increased 34.2% to $216,842 in the second quarter of fiscal 2003 from $161,618 during the same period in fiscal 2002. Gross margin increased 173 basis points to 70.3% in the second quarter of fiscal 2003 from 68.6% during the same period in fiscal 2002. This improvement was driven primarily by the continuing impact of sourcing cost reductions.

     The following chart illustrates the gross margin performance Coach has experienced over the last six quarters.

	Fiscal Year Ended June 29, 2002				Fiscal Year Ending June 28, 2003

	Q1	Q2	Q3	Q4	Q1	Q2

	(unaudited)				(unaudited)

Gross margin	64.1%	68.6%	68.8%	66.6%	68.1%	70.3%

Selling, General and Administrative Expenses

     Selling general and administrative expenses increased 24.6% to $114,242 in the second quarter of fiscal 2003 from $91,677 during the same period in fiscal 2002. The dollar increase was caused primarily by increased operating expenses in Coach Japan and the U.S. stores. These increased expenses were due to new stores and increased variable expenses to support increased net sales, quarter on quarter. As a percentage of net sales, selling, general and administrative expenses during the second quarter of fiscal 2003 were 37.0% compared to 38.9% during the second quarter of fiscal 2002. The decline was due to leveraging our expense base on higher sales.

     Selling expenses increased by 26.8% to $77,276 in the second quarter of fiscal 2003 from $60,930 during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan and operating costs associated with U.S. stores that were not open until after the first quarter of fiscal 2002. The increase in Coach Japan expenses was $8,723.

Included in the current quarter costs was a $677 favorable fair value adjustment for open foreign currency forward contracts. Domestically, Coach opened 20 new retail stores and four new factory stores since the end of the second quarter of fiscal 2002. The increase in the U.S. stores expense was $7,100. The remaining increase to selling expenses was due to increased variable expenses to support the higher sales. As a percentage of net sales, selling expenses improved from 25.8% during the second quarter of fiscal 2002 to 25.0% during the second quarter of fiscal 2003. The decline was due to leveraging our expense base on higher sales in the domestic stores division.

     Advertising, marketing, and design costs increased by 9.9% to $18,251, or 5.9% of net sales, in the second quarter of fiscal 2003, from $16,604, or 7.0% of net sales, during the same period in fiscal 2002. The dollar increase was primarily due to increased staffing costs and increased advertising and design expenditures.

     Distribution and customer service expenses increased to $8,273 in the second quarter of fiscal 2003 from $7,248 during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in a decline in the ratio to net sales from 3.1% in the second quarter of fiscal 2002 to 2.7% in the second quarter of fiscal 2003.

     Administrative expenses increased to $10,442, or 3.4% of net sales, in the second quarter of fiscal 2003 from $6,895, or 2.9% of net sales, during the same period in fiscal 2002. The absolute dollar increase in these expenses was primarily due increased fringe benefit costs from fiscal 2002 to fiscal 2003.

Operating Income

     Operating income increased 46.7% to $102,600 in the second quarter of fiscal 2003 from $69,941 in the second quarter of fiscal 2002. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Income, Net

     Net interest income was $110 in the second quarter of fiscal 2003 as compared to an expense of $221 in the second quarter of fiscal 2002. The dollar change was due to reduced borrowings and positive cash balances during the second quarter in fiscal 2003.

Minority Interest

     Minority interest increased to $2,276, or 0.7% of net sales, in the second quarter of fiscal 2003 from $802 or 0.3% of net sales, in the second quarter of fiscal 2002. The dollar change was due to improved profitability in Coach Japan coupled with a stronger yen.

Income Taxes

     The effective tax rate increased to 37.0% in the second quarter of fiscal 2003 compared with the 35.5% recorded in the second quarter of fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and reduction of related tax benefits.

Net Income

     Net income increased 41.4% to $62,431 in the second quarter of fiscal 2003 from $44,166 in the second quarter of fiscal 2002. This increase was the result of increased operating income partially offset by a higher provision for income taxes and higher minority interest.

First Half Fiscal 2003 Compared to First Half Fiscal 2002

     Net sales by business segment in the first half of fiscal 2003 compared to the first half of fiscal 2002 are as follows:

	Twenty-Six Weeks Ended

				Percentage of
	Net Sales			Total Net Sales

	(unaudited)			(unaudited)
	December 28,	December 29,	Rate of	December 28,	December 29,
	2002	2001	Increase	2002	2001

			('03 v. '02)
Direct-to-consumer	$298,040	$246,674	20.8%	59.5%	63.8%
Indirect	203,274	139,778	45.4%	40.5	36.2

Total net sales	$501,314	386,452	29.7%	100.0%	100.0%

     Consolidated statements of income for the first half of fiscal 2003 compared to the first half of fiscal 2002 are as follows:

	Twenty-Six Weeks Ended

	December 28,		December 29,
	2002		2001

	(unaudited)		(unaudited)
		% of		% of
	$	net sales	$	net sales

Net sales	$499,065	99.6%	$384,877	99.6%
Licensing revenue	2,249	0.4	1,575	0.4

Total net sales	501,314	100.0	386,452	100.0
Cost of sales	153,248	30.6	128,263	33.2

Gross profit	348,066	69.4	258,189	66.8
Selling, general and administrative expenses	207,858	41.5	168,778	43.7

Operating income	140,208	28.0	89,411	23.1
Interest (income) expense, net	(275)	(0.1)	668	0.2

Income before provision for income taxes and minority interest	140,483	28.0	88,743	23.0
Provision for income taxes	51,980	10.4	31,505	8.2
Minority interest, net of tax	3,592	0.7	534	0.1

Net income	$84,911	16.9%	$56,704	14.7%

Net income per share:
Basic	$0.95		$0.65

Diluted	$0.92		$0.63

Weighted-average number of shares:
Basic	88,995		87,404

Diluted	92,103		89,864

First half Fiscal 2003 Compared to First half Fiscal 2002

Net Sales

     Net sales increased by 29.7% to $501,314 in the first half of fiscal 2003, from $386,452 during the same period in fiscal 2002. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

     Direct-to-Consumer. Net sales increased 20.8% to $298,040 during the first half of fiscal 2003, from $246,674 during the same period for fiscal 2002. Comparable store sales growth for retail stores and factory stores open during the half was 18.9% and 6.5%, respectively. Comparable store growth for the entire domestic store chain was 12.9%, which represented approximately $25,000 of the net sales increase. Since the end of the first half of fiscal 2002, Coach opened 20 retail stores and four factory stores; and expanded five retail and one factory stores, which accounted for approximately $24,000 of the increase in net sales. The internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the two retail stores that were closed since the end of first half of fiscal 2002.

     Indirect. Net sales increased 45.4% to $203,274 in the first half of fiscal 2003 from $139,778 during the same period of fiscal 2002. The increase was primarily driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $43,389 over the first half in the prior year. We have opened 11 locations in Japan since the end of the first half of fiscal 2002, which represented approximately $15,000 of the increase. Our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $14,000 of the increase. Following the second quarter of fiscal 2002, Coach Japan acquired the distribution rights and assets of J. Osawa and Company Ltd. (“J. Osawa”). The effect of the incremental sales from the J. Osawa locations represented approximately $10,000 of the increase in net sales. In addition, the first half of fiscal 2002 only included five months of Coach Japan operations, while fiscal 2003 included a full six months. The incremental month of operations represented approximately $5,000 of the increase in net sales. These increases were partially offset by the closure of three locations since the end of the first half of fiscal 2002. This decrease was approximately $1,000. The U.S. wholesale and business-to-business divisions contributed increased sales of $18,122 and $8,152, respectively. The increase in net sales was partially offset by decreased net sales in the international wholesale division of $7,776. The remaining change in net sales was due to increases in other indirect channels.

Gross Profit

     Gross profit increased 34.8% to $348,066 in the first half of fiscal 2003 from $258,189 during the same period in fiscal 2002. Gross margin increased 262 basis points to 69.4% in the first half of fiscal 2003 from 66.8% during the same period in fiscal 2002. This improvement was driven primarily by the continuing impact of sourcing cost reductions.

Selling, General and Administrative Expenses

     Selling general and administrative expenses increased 23.2% to $207,858 in the first half of fiscal 2003 from $168,778 during the same period in fiscal 2002. The dollar increase was caused primarily by increased operating expenses in Coach Japan and the U.S. stores. These increased expenses were due to new stores and increased variable expenses to support increased net sales. Fiscal 2002 selling, general and administrative expenses included five months of Coach Japan, while fiscal 2003 included six months. As a percentage of net sales, selling, general and administrative expenses during the first half of fiscal 2003 were 41.5% compared to 43.7% during the first half of fiscal 2002. The decline was due to leveraging our expense base on higher sales.

     Selling expenses increased by 27.5% to $139,390 in the first half of fiscal 2003 from $109,274 during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan and operating costs associated with stores that were not open until after the first half of fiscal 2002. Fiscal 2002 expenses included five months of Coach Japan, while fiscal 2003 included six months. The increase in Coach Japan expenses was $16,256. Included in the current year costs was a $2,492 favorable fair value adjustment for open foreign currency forward contracts. Domestically, Coach opened 20 new retail stores and four new factory stores since the end of the first half of fiscal 2002. The increase in the U.S. stores expense was $12,329. The remaining increase to selling expenses was due to increased variable expenses to support comparable store growth. As a percentage of net sales, selling expenses improved from 28.3% during the first six months of fiscal 2002 to 27.8% during the first half of fiscal 2003. The decline was due to leveraging higher sales in the domestic stores division.

     Advertising, marketing, and design costs increased by 10.3% to $30,601, or 6.1% of net sales, in the first half of fiscal 2003, from $27,753, or 7.2% of net sales, during the same period in fiscal 2002. The dollar increase was primarily due to increased staffing costs and increased advertising and design expenditures.

     Distribution and customer service expenses increased to $15,236 in the first half of fiscal 2003 from $13,631 during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in a decline in the ratio to net sales from 3.5% in first half of fiscal 2002 to 3.0% in first half of fiscal 2003.

     Administrative expenses increased by 25.3% to $22,631, or 4.5% of net sales, in the first half of fiscal 2003 from $18,120, or 4.7% of net sales, during the same period in fiscal 2002. The absolute dollar increase in these expenses was primarily due increased fringe benefit costs from fiscal 2002 to fiscal 2003.

Operating Income

     Operating income increased 56.8% to $140,208 in the first half of fiscal 2003 from $89,411 in the first half of fiscal 2002. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Income, Net

     Net interest income was $275 in the first half of fiscal 2003 as compared to an expense of $668 in the first half of fiscal 2002. The dollar change was due to reduced borrowings and positive cash balances during the first half in fiscal 2003.

Minority Interest

     Minority interest increased to $3,592, or 0.7% of net sales, in the first half of fiscal 2003 from $534 or 0.1% of net sales, in the first half of fiscal 2002. The dollar change was due to increased profitability in Coach Japan coupled with a stronger yen.

Income Taxes

     The effective tax rate increased to 37.0% in the first half of fiscal 2003 compared with the 35.5% recorded in the first half of fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and reduction of related tax benefits.

Net Income

     Net income increased 49.7% to $84,911 in the first half of fiscal 2003 from $56,704 in the first half of fiscal 2002. This increase was the result of increased operating income partially offset by a higher provision for income taxes and higher minority interest.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash provided from operating and investing activities was $99,599 for the first half of fiscal 2003. Net cash provided from operating and investing activities was $51,657 in the same period of fiscal 2002. The year-to-year improvement was primarily the result of higher first half earnings of $28,207; increased tax benefit from the exercise of stock options of $16,722, in addition to prior year distributor acquisition cost of $9,013 not recurring in the current year.

     Capital expenditures amounted to $26,951 in the first half of fiscal 2003, compared to $21,238 in the first half of fiscal 2002 and in both periods related primarily to new and renovated retail stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash used in financing activities was $22,420 for the first half of fiscal 2003 as compared to cash provided of $11,175 in the comparable period of fiscal 2002. The year-to-year decrease primarily resulted from an increase of $40,099 in funds expended to repurchase common stock, and $14,363 in proceeds received from the joint venture partner in the prior year not recurring in the current year. These amounts are partially offset by increased net borrowings of $13,548 primarily under our CJI revolving credit facility agreements and increased proceeds of $7,349 from the exercise of stock options.

     On February 27, 2001, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, entered into a $100,000 senior unsecured revolving credit facility to provide funding for working capital and general corporate purposes. Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either a rate of LIBOR plus a margin or the prime rate announced by Fleet.

     During the first half of fiscal 2003 there were no borrowings under the Fleet facility. During the comparable period in fiscal 2002 the peak borrowings under the Fleet facility were $46,850. As of December 28, 2002, there were no outstanding borrowings under the Fleet facility. The facility remains available for seasonal working capital requirements or general corporate purpose.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     At December 28, 2002, the LIBOR margin was 100 basis points. Under the Fleet facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. For the quarter ended December 28, 2002, the commitment fee was 25 basis points.

     Coach Japan has entered into credit facilities with several Japanese financial institutions to provide funding for working capital, the acquisition of distributors and general corporate purposes. These facilities allow a maximum borrowing of 7.1 billion yen or approximately $60,000 at December 28, 2002. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During first half of fiscal 2003 the peak borrowings under the Japanese credit facilities were $42,661. In the first half of fiscal 2002 peak borrowings under the Japanese credit facilities were $15,917. As of December 28, 2002 and June 29, 2002 the outstanding borrowings under the Japanese facilities were $42,504 and $34,169, respectively.

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

     During the first half of fiscal 2002, Coach repurchased 860 shares of common stock at an average cost of $11.45 per share. During the first half of fiscal 2003, Coach repurchased 1,929 shares of common stock at an average cost of $25.89 per share.

     As of December 28, 2002, Coach had approximately $20,000 remaining in the stock repurchase program.

     On January 30, 2003, the Coach Board of Directors approved an additional common stock repurchase program to acquire up to $100,000 of Coach’s outstanding common stock through January 2006. The duration of Coach’s existing repurchase program was also extended through January 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. The Company may terminate or limit the stock repurchase program at any time.

     We expect that fiscal 2003 capital expenditures will be approximately $60,000. We plan to open about 20 new U.S. retail stores in fiscal 2003, of which 13 had been opened at the end of the first half. We estimate that capital expenditures for new U.S. retail and factory stores will be $17,000, while store expansions and renovations will be $15,000. In addition, spending on department store renovations and distributor locations will be approximately $10,000. In Japan, we will invest approximately $10,000 for the opening of about ten new locations. The balance of the capital expenditures will be for information systems and corporate facilities. We intend to finance these investments from on hand cash, internally generated cash flows or by using funds from our revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first half of fiscal 2003, Coach purchased approximately $150,000 of inventory, which was funded by operating cash flow and borrowings under the Japanese credit facilities.

     Management believes that on hand cash and cash equivalents, cash flow from operations and availability under the revolving credit facilities will provide adequate funds for the foreseeable working capital needs, planned capital expenditures and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital, and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K for the year ended June 29, 2002 are those that depend most heavily on these judgements and estimates. As of December 28, 2002, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Standards

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for the first quarter in the fiscal year ending July 3, 2004. The Company does not intend to expense stock options; therefore it is not expected that the adoption of this statement will have a material impact on Coach’s consolidated financial position or results of operations. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for Coach’s fiscal quarter ending March 29, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on Coach’s consolidated financial position or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

     The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. Coach manages these exposures through operating and financing activities and, when appropriate through the use of derivative financial instruments with respect to Coach Japan. The following quantitative disclosures are based on quoted market prices obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities and theoretical pricing models. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ materially from those estimates.

Foreign Exchange

     Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues translated into U.S. dollars.

     Approximately 98% of Coach’s fiscal 2003 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Indonesia, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

     Substantially, all purchases and sales involving international parties are denominated in U.S. dollars, the majority of which are not hedged using any derivative instruments. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. The Company, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with Company risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. Prior to the formation of Coach Japan, the Company had not used foreign currency derivative instruments to hedge forecasted inventory purchases.

     The fair values of open foreign currency derivatives included in accrued liabilities at December 28, 2002 and June 29, 2002 were $1,036 and $3,308, respectively. For the six months ended December 28, 2002, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $2,492, as a component of selling, general, and administrative expenses. Also, for the six months ended December 28, 2002, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $262, net of taxes. For the six months ended December 29, 2001, the impact of the fair value adjustment was not significant.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $46,119 at December 28, 2002. Of this amount $42,504, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in interest rate applied to the fair value of debt would not have material impact on results of operations or cash flows of Coach.

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

Dated: February 7, 2003

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

Date: February 7, 2003

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

Date: February 7, 2003

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Senior Vice President and Chief Financial Officer

     Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 28, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 7, 2003

By:	/s/ Lew Frankfort
Name:	Lew Frankfort
Title:	Chairman and Chief Executive Officer

     Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 28, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 7, 2003

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Senior Vice President and Chief Financial Officer