Form 10-Q
period 2003-03-29
COACH INC
filed 2003-05-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

Yes [X]        No [  ]

On May 2, 2003, the Registrant had 90,822,728 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 37 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

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

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases, other information and gain access to periodic filings to the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	June 29,
	2003	2002

	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$192,263	$93,962
Trade accounts receivable, less allowances of $7,070 and $4,176, respectively	46,703	30,925
Inventories	135,996	136,404
Other current assets	29,670	26,297

Total current assets	404,632	287,588
Goodwill and other intangible assets	22,373	22,395
Property and equipment, net	109,370	90,589
Other noncurrent assets	43,001	39,999

Total assets	$579,376	$440,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$29,660	$25,819
Accrued liabilities	112,345	99,365
Revolving credit facility	32,945	34,169
Current portion of long-term debt	80	75

Total current liabilities	175,030	159,428
Long-term debt	3,535	3,615
Other liabilities	3,448	2,625
Minority interest	19,733	14,547

Total liabilities	201,746	180,215
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 250,000,000 shares; $0.01 par value) issued and outstanding - 90,494,532 and 89,453,722 shares, respectively	905	895
Capital in excess of par value	194,741	155,403
Retained earnings	187,758	105,509
Accumulated other comprehensive (loss) income	(36)	215
Unearned compensation	(5,738)	(1,666)

Total stockholders’ equity	377,630	260,356

Total liabilities and stockholders’ equity	$579,376	$440,571

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

	(amounts in thousands, except per share data)
Net sales	$220,396	$161,571	$721,710	$548,023
Cost of sales	60,589	50,465	213,837	178,728

Gross profit	159,807	111,106	507,873	369,295
Selling, general and administrative expenses	107,060	87,379	314,918	256,157
Reorganization costs	—	4,467	—	4,467

Operating income	52,747	19,260	192,955	108,671
Interest (income) expense, net	(344)	(129)	(619)	539

Income before provision for income taxes and minority interest	53,091	19,389	193,574	108,132
Provision for income taxes	19,644	6,883	71,624	38,388
Minority interest, net of tax	1,594	689	5,186	1,223

Net income	$31,853	$11,817	$116,764	$68,521

Net income per share
Basic	$0.35	$0.13	$1.31	$0.78

Diluted	$0.34	$0.13	$1.26	$0.76

Shares used in computing net income per share
Basic	90,231	88,424	89,387	87,706

Diluted	93,246	91,646	92,464	90,420

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Total	Preferred	Common	Capital in
	Stockholders’	Stockholders’	Stockholders’	Excess
	Equity	Equity	Equity	of Par

	(amounts in thousands)
Balances at June 30, 2001	$148,314	$—	$874	$125,277
Net income	85,827	—	—	—
Shares issued for stock options and employee benefit plans	20,802	—	29	20,773
Tax benefit from exercise of stock options	13,793	—	—	13,793
Repurchase of common stock	(9,848)	—	(9)	(6,871)
Grant of restricted stock awards	—	—	1	2,431
Amortization of restricted stock awards	766	—	—	—
Translation adjustments	396	—	—	—
Minimum pension liability	306	—	—	—
Comprehensive income

Balances at June 29, 2002	260,356	—	895	155,403
Net income	116,764	—	—	—
Shares issued for stock options and employee benefit plans	23,984	—	29	23,955
Tax benefit from exercise of stock options	25,768	—	—	25,768
Repurchase of common stock	(49,947)	—	(19)	(15,413)
Grant of restricted stock awards	—	—	—	5,028
Amortization of restricted stock awards	956	—	—	—
Change in fair value of foreign currency derivative, net	(36)	—	—	—
Translation adjustments	(215)	—	—	—
Comprehensive income

Balances at March 29, 2003, (unaudited)	$377,630	$—	$905	$194,741

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated			Shares
		Other			of
	Retained	Comprehensive	Unearned	Comprehensive	Common
	Earnings	Income (loss)	Compensation	Income (loss)	Stock

	(amounts in thousands)
Balances at June 30, 2001	$22,650	$(487)	$—		87,372
Net income	85,827	—	—	85,827
Shares issued for stock options and employee benefit plans	—	—	—		2,942
Tax benefit from exercise of stock options	—	—	—
Repurchase of common stock	(2,968)	—	—		(860)
Grant of restricted stock awards	—	—	(2,432)
Amortization of restricted stock awards	—	—	766
Translation adjustments	—	396	—	396
Minimum pension liability	—	306	—	306

Comprehensive income				$86,529

Balances at June 29, 2002	105,509	215	(1,666)		89,454
Net income	116,764	—	—	116,764
Shares issued for stock options and employee benefit plans	—	—	—		2,940
Tax benefit from exercise of stock options	—	—	—
Repurchase of common stock	(34,515)	—	—		(1,929)
Grant of restricted stock awards	—	—	(5,028)
Amortization of restricted stock awards	—	—	956		30
Change in fair value of foreign currency derivative, net	—	(36)		(36)
Translation adjustments	—	(215)	—	(215)

Comprehensive income				$116,513

Balances at March 29, 2003, (unaudited)	$187,758	$(36)	$(5,738)		90,495

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-Nine Weeks Ended

	March 29,	March 30,
	2003	2002

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,764	$68,521
Adjustments for non cash charges included in net income:
Depreciation and amortization	20,923	18,672
Reorganization costs	—	4,467
Tax benefit from exercise of stock options	25,768	7,652
(Increase) decrease in deferred taxes	(89)	73
Other non cash credits, net	5,360	(40)
Changes in current assets and liabilities:
Increase in trade accounts receivable	(15,778)	(493)
Decrease (increase) in inventories	408	(12,017)
Decrease in other assets and liabilities	(5,568)	(9,439)
Increase in accounts payable	3,841	9,014
Increase (decrease) in accrued liabilities	12,980	(5,056)

Net cash from operating activities	164,609	81,354

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(39,067)	(29,139)
Acquisitions of distributors, net of cash acquired	—	(14,804)
Proceeds from dispositions of property and equipment	20	475

Net cash used in investment activities	(39,047)	(43,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	—	14,363
Repurchase of common stock	(49,947)	(9,848)
Repayment of long-term debt	(75)	(45)
Borrowings on revolving credit facility	39,776	185,222
Repayments of revolving credit facility	(40,999)	(170,966)
Proceeds from exercise of stock options	23,984	15,975

Net cash (used in) from financing activities	(27,261)	34,701

Increase in cash and equivalents	98,301	72,587
Cash and equivalents at beginning of period	93,962	3,691

Cash and equivalents at end of period	$192,263	$76,278

Cash paid for income taxes	$47,067	$24,563

Cash paid for interest	$286	$744

See accompanying Notes to the Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

1.   Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the thirty-nine weeks ended March 29, 2003 are not necessarily indicative of results to be expected for the entire fiscal year.

     The condensed consolidated financial statements include the accounts of the Company, all 100% owned subsidiaries and Coach Japan, Inc. All significant intercompany transactions and balances within the Company are eliminated in consolidation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended June 29, 2002.

2.   Recent Accounting Pronouncements

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not intend to expense stock options, therefore it is not expected that the adoption of this statement will have any impact on Coach’s consolidated financial position or results of operations. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. See Note 3, “Stock-Based Compensation,” for these expanded disclosures.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosures requirements for most guarantees, including loan guarantees such as standby letters of credit and product warranties. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

guarantee for the fair value of the guarantor’s obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurements provisions are effective for interim or annual periods ending after December 31, 2002 (see Note 7). The adoption of this statement did not have a material impact on Coach’s consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46 “Consolidations of Variable Interest Entities”. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2004. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 will not have an impact on its financial position or results of operations.

3.   Stock-Based Compensation

     Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) no compensation cost is recognized for stock options and replacement stock options under the stock-based compensation plans and shares purchased under the employee stock purchase plan.

     Had compensation cost for the grants for stock-based compensation been determined consistent with SFAS 123, net income and net income per share, basic and diluted, for the thirteen and thirty-nine week periods would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net income	$31,853	$11,817	$116,764	$68,521
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,428)	(2,724)	(10,820)	(7,504)

Proforma net income	$27,425	$9,093	$105,944	$61,017

Earnings per share:
Basic - as reported	$0.35	$0.13	$1.31	$0.78

Basic - proforma	$0.30	$0.10	$1.19	$0.70

Diluted - as reported	$0.34	$0.13	$1.26	$0.76

Diluted - proforma	$0.29	$0.10	$1.15	$0.67

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

4.    Inventories

     Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventory costs include purchased finished goods, material, conversion costs, freight and duties.

Components of inventories are as follows:

	March 29, 2003	June 29, 2002

Finished goods	$135,199	$136,187
Work in process	27	9
Materials and supplies	770	208

Total inventory	$135,996	$136,404

5.    Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives, such as the Company’s trademarks, are no longer amortized but are subject to annual impairment tests or more frequently if changes in circumstances indicate that the asset might be impaired.

     The net carrying value of goodwill and other indefinite life intangible assets as of March 29, 2003 and June 29, 2002 was comprised of the following:

	March 29,	June 29,
	2003	2002

Goodwill	$12,984	$13,006
Indefinite life intangible assets	9,389	9,389

Total	$22,373	$22,395

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

     The net carrying value of goodwill as of March 29, 2003 and June 29, 2002 by operating segment was as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at June 29, 2002	$3,408	$9,598	$13,006
Foreign exchange impact	—	(22)	(22)

Balance at March 29, 2003	$3,408	$9,576	$12,984

6.    Debt

     At March 29, 2003, the LIBOR margin on our credit facility with lenders led by Fleet National Bank (the “Fleet facility”) was 100 basis points. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. At March 29, 2003, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

     During the first nine months of the year ending June 28, 2003 (“fiscal 2003”) there were no borrowings under the Fleet facility. During the first nine months of the year ending June 29, 2002 (“fiscal 2002”) peak borrowings under the Fleet facility were $46,850, which were fully repaid from operating cash flow as of March 30, 2002. As of March 29, 2003, there were no outstanding borrowings under the Fleet facility. This facility remains available for seasonal working capital requirements or general corporate purposes.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

     Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.1 billion yen or approximately $60,000 at March 29, 2003. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on any of these facilities.

     During the first nine months of fiscal 2003 the peak borrowings under the Japanese credit facilities were $43,443. In the first nine months of fiscal 2002 peak borrowings under the Japanese credit facilities were $35,386. As of March 29, 2003 and June 29, 2002 the outstanding borrowings under the Japanese facilities were $32,945 and $34,169, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

7.    Commitments and Contingencies

     At March 29, 2003, the Company had letters of credit outstanding totaling $32,781, of which $19,820 relates to the letter of credit obtained under leases transferred to the Company by the Sara Lee Corporation (“Sara Lee”), for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

     The adoption of FIN No. 45 did not require additional disclosures and is not expected to impact the Company’s consolidated financial statements, as the Company does not issue guarantees related to third party indebtedness or performance.

     Coach is a party from time to time to various legal proceedings and claims, as more fully described in Part II, Item 1.

8.    Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net earnings	$31,853	$11,817	$116,764	$68,521

Total basic shares	90,231	88,424	89,387	87,706
Dilutive securities:
Employee benefit and stock award plans	243	298	210	340
Stock option programs	2,772	2,924	2,867	2,374

Total diluted shares	93,246	91,646	92,464	90,420

Earnings per share:
Basic	$0.35	$0.13	$1.31	$0.78

Diluted	$0.34	$0.13	$1.26	$0.76

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

9.    Segment Information

     The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Coach catalogue and the internet constitute the Direct-to-Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through Coach Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, distribution and customer service expenses.

Thirteen Weeks Ended	Direct-to-		Corporate
March 29, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$121,624	$98,772	$—	$220,396
Operating income	37,713	40,992	(25,958)	52,747
Interest (income) expense, net	—	—	(344)	(344)
Income (loss) before provision for income taxes and minority interest	37,713	40,992	(25,614)	53,091
Provision for income taxes	—	—	19,644	19,644
Minority interest, net of tax	—	—	1,594	1,594
Depreciation and amortization	4,378	1,297	1,741	7,416
Total assets	183,850	141,402	254,124	579,376
Additions to long-lived assets	5,794	4,623	1,699	12,116

Thirteen Weeks Ended	Direct-to-		Corporate
March 30, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$93,894	$67,677	$—	$161,571
Operating income	21,821	29,579	(32,140)	19,260
Interest (income) expense, net	—	—	(129)	(129)
Income (loss) before provision for income taxes and minority interest	21,821	29,579	(32,011)	19,389
Provision for income taxes	—	—	6,883	6,883
Minority interest, net of tax	—	—	689	689
Depreciation and amortization	4,093	861	1,421	6,375
Total assets	151,767	115,049	131,804	398,620
Additions to long-lived assets	4,607	831	4,581	10,019

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

Thirty-Nine Weeks Ended	Direct-to-		Corporate
March 29, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$419,664	$302,046	$—	$721,710
Operating income	150,908	131,277	(89,230)	192,955
Interest (income) expense, net	—	—	(619)	(619)
Income (loss) before provision for income taxes and minority interest	150,908	131,277	(88,611)	193,574
Provision for income taxes	—	—	71,624	71,624
Minority interest, net of tax	—	—	5,186	5,186
Depreciation and amortization	12,886	3,005	5,032	20,923
Total assets	183,850	141,402	254,124	579,376
Additions to long-lived assets	22,995	9,741	6,331	39,067

Thirty-Nine Weeks Ended	Direct-to-		Corporate
March 30, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$340,569	$207,454	$—	$548,023
Operating income	105,196	90,232	(86,757)	108,671
Interest (income) expense, net	—	—	539	539
Income (loss) before provision for income taxes and minority interest	105,196	90,232	(87,296)	108,132
Provision for income taxes	—	—	38,338	38,338
Minority interest, net of tax	—	—	1,223	1,223
Depreciation and amortization	12,031	1,539	5,102	18,672
Total assets	151,767	115,049	131,804	398,620
Additions to long-lived assets	22,019	2,351	16,790	41,160

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

     The following is a summary of the common costs not allocated in the determination of segment performance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Production variances	$4,856	$1,473	$4,031	$1,523
Advertising, marketing and design	(11,038)	(10,242)	(36,729)	(33,909)
Administration and information systems	(12,842)	(12,944)	(35,473)	(31,340)
Distribution and customer service	(6,934)	(5,960)	(21,059)	(18,564)
Reorganization costs	—	(4,467)	—	(4,467)

Total corporate unallocated	$(25,958)	$(32,140)	$(89,230)	$(86,757)

Geographic Area Information

     As of March 29, 2003, Coach operated 150 retail stores and 75 factory stores in North America and operated four distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through Coach Japan, Coach operates 90 retail and department store locations in Japan.

Thirteen Weeks Ended			Other
March 29, 2003	United States	Japan	International (1)	Total

Net sales	$164,913	$43,631	$11,852	$220,396
Long-lived assets	121,302	27,785	751	149,838

Thirteen Weeks Ended			Other
March 30, 2002	United States	Japan	International (1)	Total

Net sales	$129,161	$24,572	$7,838	$161,571
Long-lived assets	91,023	17,250	246	108,519

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

Thirty-Nine Weeks Ended			Other
March 29, 2003	United States	Japan	International (1)	Total

Net sales	$566,811	$123,285	$31,614	$721,710
Long-lived assets	121,302	27,785	751	149,838

Thirty-Nine Weeks Ended			Other
March 30, 2002	United States	Japan	International (1)	Total

Net sales	$450,836	$68,258	$28,929	$548,023
Long-lived assets	91,023	17,250	246	108,519

(1)	- Other International sales reflect shipments to third-party distributors primarily in East Asia and in fiscal 2002 sales from Coach-operated retail stores in the United Kingdom.

10. Reorganization Costs

     On January 23, 2002, management of Coach announced a plan to cease production at the Lares, Puerto Rico, manufacturing facility. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares, Puerto Rico, facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $4,467 in the third quarter of fiscal 2002. The reorganization costs included $2,318 for worker separation costs, $998 for lease termination costs and $1,151 for the write down of long-lived assets to net realizable value. In the fourth quarter of fiscal 2002 this charge was reduced to $3,373. This was due primarily to the complete disposition of the fixed assets, resulting in the receipt of proceeds greater than originally estimated. The adjusted reorganization costs include $2,229 for worker separation costs, $659 for lease termination costs and $485 for the write down of long-lived assets to net realizable value.

     The composition of the reorganization reserve, included in accrued liabilities, is set forth in the following table. By April 2, 2002, production ceased at the Lares facility and disposition of the fixed assets and the termination of the 394 employees had been completed.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

	Reorganization		Reorganization
	Reserves as of	Cash	Reserves as of
	June 29, 2002	Payments	March 29, 2003

Workers’ separation costs	$156	$(109)	$47
Lease termination costs	43	(7)	36
Losses on disposal of fixed assets	—	—	—

Total reorganization reserve	$199	$(116)	$83

Coach anticipates that the remaining workers’ separation and lease termination costs will be settled by the end of fiscal 2003.

11. Derivative Instruments and Hedging Activities

     Effective July 2, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the hedged item are recorded in the statements of operations in the period incurred. If the derivative is designated as a cash flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. It is the Company’s policy not to enter into derivative instruments for trading or speculative purposes.

     Substantially all purchases and sales involving international parties are denominated in U.S. dollars, the majority of which are not hedged using any derivative instruments. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar-denominated inventory purchases. The Company, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. Prior to the formation of Coach Japan, the Company had not used foreign currency derivative instruments to hedge forecasted inventory purchases. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the euro denominated expenses of its Italian sourcing office. During the third quarter of fiscal 2003, the Company began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

     The fair values of open foreign currency derivatives included in accrued liabilities at March 29, 2003 and June 29, 2002 were $141 and $3,308, respectively. At March 29, 2003, the fair value of open foreign currency derivatives included in current assets was $151. For the nine months ended March 29, 2003, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $3,273 recorded as a component of selling, general, and administrative expenses. For the nine months ended March 30, 2002, the fair value adjustment was a pretax non cash benefit to earnings of $549. Also, for the nine months ended March 29, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $36, net of taxes.

12. Business Interruption Insurance

     Coach operated a retail store in the World Trade Center since 1995. During fiscal 2001, the store generated sales of $4,382. As a result of the September 11th attack, the store was completely destroyed.

     Losses relating to the Company’s business interruption coverage have been filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses. For the three and nine months ended March 29, 2003 Coach received payments and recorded a gain of $1,484 under its business interruption coverage. For the three and nine months ended March 30, 2002 Coach received payments of $411 under its business interruption coverage. These amounts were included as a reduction of selling, general and administrative expenses.

13. Stock Repurchase Program

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

     During the first nine months of fiscal 2003, the Company repurchased 1,929 shares of common stock at an average cost of $25.89 per share. During the first nine months of fiscal 2002, the Company repurchased 860 shares of common stock at an average cost of $11.45 per share.

     As of March 29, 2003, Coach had approximately $120,000 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

14. Case London Ltd.

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

Results of Operations

     The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002 and a discussion of the changes in financial condition during the first nine months of fiscal 2003.

Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002

     Net sales by business segment in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 are as follows:

		Thirteen Weeks Ended

				Percentage of
	Net Sales			Total Net Sales

	(unaudited)			(unaudited)
	March 29,	March 30,	Rate of	March 29,	March 30,
	2003	2002	Increase	2003	2002

	(dollars in millions)		(’03 v. ’02)
Direct-to-consumer	$121.6	$93.9	29.5%	55.2%	58.1%
Indirect	98.8	67.7	45.9%	44.8	41.9

Total net sales	$220.4	$161.6	36.4%	100.0%	100.0%

     Consolidated statements of income for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 are as follows:

		Thirteen Weeks Ended

	March 29,		March 30,
	2003		2002

	(unaudited)		(unaudited)
	(dollars in millions, except for earnings per share)
		% of		% of
	$	net sales	$	net sales

Net sales	$219.5	99.6%	$160.8	99.5%
Licensing revenue	0.9	0.4	0.7	0.5

Total net sales	220.4	100.0	161.6	100.0
Cost of sales	60.6	27.5	50.5	31.2

Gross profit	159.8	72.5	111.1	68.8
Selling, general and administrative expenses	107.1	48.6	87.4	54.1
Reorganization costs	—	—	4.5	2.8

Operating income	52.7	23.9	19.3	11.9
Interest (income) expense, net	(0.4)	(0.2)	(0.1)	(0.1)

Income before provision for income taxes and minority interest	53.1	24.1	19.4	12.0
Provision for income taxes	19.6	8.9	6.9	4.3
Minority interest, net of tax	1.6	0.7	0.7	0.4

Net income	31.9	14.5%	11.8	7.3%

Net income per share:
Basic	$0.35		$0.13

Diluted	$0.34		$0.13

Weighted-average number of shares:
Basic	90.2		88.4

Diluted	93.2		91.6

Net Sales

     Net sales increased by 36.4% to $220.4 million in the third quarter of fiscal 2003, from $161.6 million during the same period in fiscal 2002. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

     Direct-to-Consumer. Net sales increased 29.5% to $121.6 million during the third quarter of fiscal 2003, from $93.9 million during the same period for fiscal 2002. The growth was primarily driven by our domestic retail and factory stores divisions. Comparable store sales growth for retail stores and factory stores open during the quarter was 25.5% and 2.4% respectively. Comparable store growth for the entire domestic store chain was 14.1%, which represented approximately $17 million of the net sales increase.

Since the end of the third quarter fiscal 2002, Coach has opened 20 retail stores and three factory stores; and expanded five retail and one factory stores; which accounted for approximately $9 million of the increase in net sales. The internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the two retail stores and one factory store that were closed since the end of third quarter of fiscal 2002.

     Indirect.  Net sales increased 45.9% to $98.8 million in the third quarter of fiscal 2003 from $67.7 million during the same period of fiscal 2002. The increase was driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $19.6 million over the comparable quarter in the prior year. Our Japan locations experienced double-digit comparable net sales gains from the prior year, which represented approximately $11 million of the increase. We have opened 15 locations in Japan since the end of the third quarter of fiscal 2002, which represented approximately $10 million of the increase. These increases were partially offset by the closure of six locations since the end of the third quarter of fiscal 2002. This decrease was approximately $1 million. The international wholesale business contributed a net sales increase of $4.9 million. The U.S. wholesale and business-to-business divisions contributed increased sales of $4.0 million and $1.5 million, respectively.

Gross Profit

     Gross profit increased 43.8% to $159.8 million in the third quarter of fiscal 2003 from $111.1 million during the same period in fiscal 2002. Gross margin increased 374 basis points to 72.5% in the third quarter of fiscal 2003 from 68.8% during the same period in fiscal 2002. This improvement was primarily driven by a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections, which contributed approximately 190 basis points. In addition, there was a shift in channel mix, which contributed 140 basis points. The remaining improvement was driven primarily by sourcing cost initiatives.

     The following chart illustrates the gross margin performance Coach has experienced over the last seven quarters.

	Fiscal Year Ended June 29, 2002				Fiscal Year Ending June 28, 2003

	Q1	Q2	Q3	Q4	Q1	Q2	Q3

		(unaudited)			(unaudited)

Gross margin	64.1%	68.6%	68.8%	66.6%	68.1%	70.3%	72.5%

Selling, General and Administrative Expenses

     Selling general and administrative expenses increased 22.5% to $107.1 million in the third quarter of fiscal 2003 from $87.4 million during the same period in fiscal 2002. The dollar increase was caused primarily by increased operating expenses in Coach Japan and the U.S. stores. These increased expenses were due to new stores and increased variable expenses to support increased net sales, quarter on quarter. As a percentage of net sales, selling, general and administrative expenses during the third quarter of fiscal 2003 were 48.6% compared to 54.1% during the third quarter of fiscal 2002. The decline was due to leveraging our expense base on higher sales.

     Selling expenses increased by 31.3% to $73.9 million in the third quarter of fiscal 2003 from $56.3 million during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan and operating costs associated with U.S. stores that were not open until after the third quarter of fiscal 2002. The increase in Coach Japan expenses was $9.8 million. Included in the current quarter costs was a $0.8 million favorable fair value adjustment for open foreign currency forward contracts. The increase in the U.S. stores expense was $5.9 million. Coach opened 20 new retail stores and three new factory stores since the end of the third quarter of fiscal 2002. The remaining increase to selling expenses was due to increased variable expenses to support the higher sales. As a percentage of net sales, selling expenses improved from 34.8% during the third quarter of fiscal 2002 to 33.5% during the third quarter of fiscal 2003. The decline was due to leveraging our expense base on higher sales in the domestic stores division.

     Advertising, marketing, and design costs increased by 11.2% to $12.9 million, or 5.8% of net sales, in the third quarter of fiscal 2003, from $11.6 million, or 7.2% of net sales, during the same period in fiscal 2002. The dollar increase was primarily due to increased staffing costs and design expenditures.

     Distribution and customer service expenses increased to $7.4 million in the third quarter of fiscal 2003 from $6.6 million during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in a decline in the ratio to net sales from 4.1% in the third quarter of fiscal 2002 to 3.5% in the third quarter of fiscal 2003.

     Administrative expenses of $12.9 million in the third quarter of fiscal 2003 were flat versus the third quarter of fiscal 2002. As a percentage of net sales administrative expenses represented 5.8% in the third quarter of fiscal 2003 versus 8.0% in the third quarter of fiscal 2002. Increased employee costs were offset by an increase of business interruption proceeds of $1.1 million relating to our World Trade Center location.

Reorganization Costs

     In the third fiscal quarter of 2002, management of Coach committed to and announced a plan to cease production at the Lares, Puerto Rico, manufacturing facility in March 2002. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares facility. These actions were intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $4.5 million in the third quarter of fiscal 2002. In the fourth quarter of fiscal 2002 this charge was reduced to $3.4 million. This was due primarily to the complete disposition of the fixed assets, resulting in the receipt of proceeds greater than originally estimated. The adjusted reorganization costs included $2.2 million for worker separation costs, $0.7 million for lease termination costs and $0.5 million for the write down of long-lived assets to net realizable value. By April 2, 2002, production ceased at the Lares facility and disposition of the fixed assets and the termination of all employees had been completed.

Operating Income

     Operating income increased 173.9% to $52.7 million in the third quarter of fiscal 2003 from $19.3 million in the third quarter of fiscal 2002. This increase resulted from higher sales, improved gross margins and the non recurrence of reorganization costs, partially offset by an increase in selling, general and administrative expenses.

Interest Income, Net

     Net interest income was $0.4 million in the third quarter of fiscal 2003, as compared to $0.1 million in the third quarter of fiscal 2002. The dollar change was due to reduced borrowings and positive cash balances during the third quarter in fiscal 2003.

Minority Interest

     Minority interest increased to $1.6 million, or 0.7% of net sales, in the third quarter of fiscal 2003 from $0.7 million or 0.4% of net sales, in the third quarter of fiscal 2002. The dollar change was due to improved profitability in Coach Japan coupled with a stronger yen.

Income Taxes

     The effective tax rate increased to 37.0% in the third quarter of fiscal 2003 compared with the 35.5% recorded in the third quarter of fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and reduction of related tax benefits.

Net Income

     Net income increased 169.6% to $31.9 million in the third quarter of fiscal 2003 from $11.8 million in the third quarter of fiscal 2002. This increase was the result of increased operating income partially offset by a higher provision for income taxes and higher minority interest.

First Nine Months Fiscal 2003 Compared to First Nine Months Fiscal 2002

     Net sales by business segment in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 are as follows:

		Thirty-Nine Weeks Ended

				Percentage of
	Net Sales			Total Net Sales

	(unaudited)			(unaudited)
	March 29,	March 30,	Rate of	March 29,	March 30,
	2003	2002	Increase	2003	2002

	(dollars in millions)		(’03 v. ’02)
Direct-to-consumer	$419.7	$340.6	23.2%	58.1%	62.1%
Indirect	302.0	207.5	45.6%	41.9	37.9

Total net sales	$721.7	$548.0	31.7%	100.0%	100.0%

     Consolidated statements of income for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 are as follows:

		Thirty-Nine Weeks Ended

	March 29,		March 30,
	2003		2002

	(unaudited)		(unaudited)
		% of		% of
	$	net sales	$	net sales

Net sales	$718.6	99.6%	$545.7	99.6%
Licensing revenue	3.1	0.4	2.3	0.4

Total net sales	721.7	100.0	548.0	100.0
Cost of sales	213.8	29.6	178.7	32.6

Gross profit	507.9	70.4	369.3	67.4
Selling, general and administrative expenses	314.9	43.7	256.2	46.7
Reorganization costs	—	—	4.5	0.8

Operating income	193.0	26.7	108.7	19.8
Interest (income) expense, net	(0.6)	(0.1)	0.5	0.1

Income before provision for income taxes and minority interest	193.6	26.8	108.1	19.7
Provision for income taxes	71.6	9.9	38.4	7.0
Minority interest, net of tax	5.2	0.7	1.2	0.2

Net income	$116.8	16.2%	$68.5	12.5%

Net income per share:
Basic	$1.31		$0.78

Diluted	$1.26		$0.76

Weighted-average number of shares:
Basic	89.4		87.7

Diluted	92.5		90.4

Net Sales

     Net sales increased by 31.7% to $721.7 million in the first nine months of fiscal 2003, from $548.0 million during the same period in fiscal 2002. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

     Direct-to-Consumer. Net sales increased 23.2% to $419.7 million during the first nine months of fiscal 2003, from $340.6 million during the same period for fiscal 2002. Comparable store sales growth for retail stores and factory stores open for one full year was 20.6% and 5.4%, respectively. Comparable store growth for the entire domestic store chain was 13.2%, which represented approximately $41 million of the net sales increase. Since the end of the first nine months of fiscal 2002, Coach has opened 20 retail stores and three factory stores; and expanded five retail and one factory stores, which accounted for approximately $33 million of the increase in net sales. The internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the three retail stores and one factory store that were closed since the end of first nine months of fiscal 2002.

     Indirect. Net sales increased 45.6% to $302.0 million in the first nine months of fiscal 2003 from $207.5 million during the same period of fiscal 2002. The increase was primarily driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $62.9 million over the first nine months in the prior year. We have opened 15 locations in Japan since the end of the first nine months of fiscal 2002, which represented approximately $25 million of the increase. Our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $22 million of the increase. In addition, the first nine months of fiscal 2002 only included eight months of Coach Japan operations, while fiscal 2003 included a full nine months. In the third quarter of fiscal 2002 Coach Japan acquired the distribution rights and assets of J. Osawa and Company Ltd. (“J. Osawa”). The effect of the incremental month of operations and acquisition of J. Osawa locations represented approximately $19 million of the increase in net sales. These increases were partially offset by the closure of six locations since the end of the first nine months of fiscal 2002. This decrease was approximately $3 million. The U.S. wholesale and business-to-business divisions contributed increased sales of $22.1 million and $9.7 million, respectively. The increase in net sales was partially offset by decreased net sales in the international wholesale division of $2.9 million. The remaining change in net sales was due to increases in other indirect channels.

Gross Profit

     Gross profit increased 37.5% to $507.9 million in the first nine months of fiscal 2003 from $369.3 million during the same period in fiscal 2002. Gross margin increased 298 basis points to 70.4% in the first nine months of fiscal 2003 from 67.4% during the same period in fiscal 2002. This improvement was primarily driven by a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections, which contributed approximately 130 basis points. There were sourcing cost initiatives, which contributed approximately 120 basis points. The remaining improvement was driven primarily by a shift in channel mix.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 22.9% to $314.9 million in the first nine months of fiscal 2003 from $256.2 million during the same period in fiscal 2002. The dollar increase was caused primarily by increased operating expenses in Coach Japan and the U.S. stores. These increased expenses were due to new stores and increased variable expenses to support increased net sales. Fiscal 2002 selling, general and administrative expenses included eight months of Coach Japan, while fiscal 2003 includes nine months. As a percentage of net sales, selling, general and administrative expenses during the first nine months of fiscal 2003 were 43.7% compared to 46.7% during the first nine months of fiscal 2002. The decline was due to leveraging our expense base on higher sales.

     Selling expenses increased by 29.0% to $213.3 million in the first nine months of fiscal 2003 from $165.3 million during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan and operating costs associated with stores that were not open until after the first nine months of fiscal 2002. Fiscal 2002 expenses included eight months of Coach Japan, while fiscal 2003 includes nine months. The increase in Coach Japan expenses was $26.1 million. Included in the current year costs was a $3.3 million favorable fair value adjustment for open foreign currency forward contracts. Domestically, Coach opened 20 new retail stores and three new factory stores since the end of the first nine months of fiscal 2002. The increase in the U.S. stores expense was $18.2 million. The remaining increase to selling expenses was due to increased variable expenses to support comparable store growth. As a percentage of net sales, selling expenses improved from 30.1% during the first nine months of fiscal 2002 to 29.6% during the first nine months of fiscal 2003. The decline was due to leveraging higher sales in the domestic stores division.

     Advertising, marketing, and design costs increased by 10.7% to $43.5 million, or 6.0% of net sales, in the first nine months of fiscal 2003, from $39.3 million, or 7.2% of net sales, during the same period in fiscal 2002. The dollar increase was primarily due to increased staffing costs and increased design expenditures.

     Distribution and customer service expenses increased to $22.6 million in the first nine months of fiscal 2003 from $20.2 million during the same period in fiscal 2002. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in a decline in the ratio to net sales from 3.7% in first nine months of fiscal 2002 to 3.1% in first nine months of fiscal 2003.

     Administrative expenses increased by 13.4% to $35.5 million, or 4.9% of net sales, in the first nine months of fiscal 2003 from $31.3 million, or 5.7% of net sales, during the same period in fiscal 2002. The absolute dollar increase in these expenses was primarily due increased fringe benefit costs from fiscal 2002 to fiscal 2003, offset by an increase of business interruption proceeds of $1.1 million relating to our World Trade Center location.

Reorganization Costs

     In the third fiscal quarter of 2002, management of Coach committed to and announced a plan to cease production at the Lares, Puerto Rico, manufacturing facility in March 2002. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares facility. These actions were intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $4.5 million in the third quarter of fiscal 2002. In the fourth quarter of fiscal 2002 this charge was reduced to $3.4 million. This was due primarily to the complete disposition of the fixed assets, resulting in the receipt of proceeds greater than originally estimated. The adjusted reorganization costs included $2.2 million for worker separation costs, $0.7 million for lease termination costs and $0.5 million for the write down of long-lived assets to net realizable value. By April 2, 2002, production ceased at the Lares facility and disposition of the fixed assets and the termination of all employees had been completed.

Operating Income

     Operating income increased 77.6% to $193.0 million in the first nine months of fiscal 2003 from $108.7 million in the first nine months of fiscal 2002. This increase resulted from higher sales, improved gross margins and the non recurrence of reorganization costs, partially offset by an increase in selling, general and administrative expenses.

Interest Income, Net

     Net interest income was $0.6 million in the first nine months of fiscal 2003, as compared to an expense of $0.5 million in the first nine months of fiscal 2002. The dollar change was due to reduced borrowings and positive cash balances during the first nine months in fiscal 2003.

Minority Interest

     Minority interest increased to $5.2 million, or 0.7% of net sales, in the first nine months of fiscal 2003 from $1.2 million or 0.2% of net sales, in the first nine months of fiscal 2002. The dollar change was due to increased profitability in Coach Japan coupled with a stronger yen.

Income Taxes

     The effective tax rate increased to 37.0% in the first nine months of fiscal 2003 compared with the 35.5% recorded in the first nine months of fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and reduction of related tax benefits.

Net Income

     Net income increased 70.4% to $116.8 million in the first nine months of fiscal 2003 from $68.5 million in the first nine months of fiscal 2002. This increase was the result of increased operating income partially offset by a higher provision for income taxes and higher minority interest.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash provided from operating and investing activities was $125.6 million for the first nine months of fiscal 2003. Net cash provided from operating and investing activities was $37.9 million in the same period of fiscal 2002. The year-to-year improvement was primarily the result of increased earnings of $48.2 million, and increases in the tax benefit from the exercise of stock options of $18.1 million and prior year distributor acquisition costs of $14.8 million that did not recur in the current year.

     Capital expenditures amounted to $39.1 million in the first nine months of fiscal 2003, compared to $29.1 million in the first nine months of fiscal 2002 and in both periods related primarily to new and renovated retail stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash used in financing activities was $27.5 million for the first nine months of fiscal 2003 as compared to cash provided of $34.7 million in the comparable period of fiscal 2002. The year-to-year decrease primarily resulted from an increase of $40.1 million in funds expended to repurchase common stock, and $14.4 million in proceeds received from the joint venture partner in the prior year not recurring in the current year. Net borrowings decreased $15.5 million, primarily under our Coach Japan revolving credit facility agreements. These amounts were partially offset by increased proceeds of $8.0 million from the exercise of stock options.

     On February 27, 2001, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, entered into a $100 million senior unsecured revolving credit facility (the “Fleet facility”) to provide funding for working capital and general corporate purposes. Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either a rate of LIBOR plus a margin or the prime rate announced by Fleet.

     During the first nine months of fiscal 2003 there were no borrowings under the Fleet facility. During the comparable period in fiscal 2002 the peak borrowings under the Fleet facility were $46.9 million, which were fully repaid from operating cash flow as of March 30, 2002. As of March 29, 2003, there were no outstanding borrowings under the Fleet facility. The facility remains available for seasonal working capital requirements or general corporate purpose.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     At March 29, 2003, the LIBOR margin was 100 basis points. Under the Fleet facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. For the quarter ended March 29, 2003, the commitment fee was 25 basis points.

     Coach Japan has entered into credit facilities with several Japanese financial institutions to provide funding for working capital, the acquisition of distributors and general corporate purposes. These facilities allow a maximum borrowing of 7.1 billion yen or approximately $60 million at March 29, 2003. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During first nine months of fiscal 2003 the peak borrowings under the Japanese credit facilities were $43.4 million. In the first nine months of fiscal 2002 peak borrowings under the Japanese credit facilities were $35.4 million. As of March 29, 2003 and June 29, 2002 the outstanding borrowings under the Japanese facilities were $32.9 million and $34.2 million, respectively.

     On September 17, 2001 the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80 million may be utilized to repurchase common stock through September 2004.

     On January 30, 2003, the Coach Board of Directors approved an additional common stock repurchase program to acquire up to $100 million of Coach’s outstanding common stock through January 2006. The duration of Coach’s existing repurchase program was also extended through January 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. The Company may terminate or limit the stock repurchase program at any time.

     During the first nine months of fiscal 2003, Coach repurchased 1.9 million shares of common stock at an average cost of $25.89 per share. During the first nine months of fiscal 2002, Coach repurchased 0.9 million shares of common stock at an average cost of $11.45 per share.

     As of March 29, 2003, Coach had approximately $120 million remaining in the stock repurchase program.

     We expect that fiscal 2003 capital expenditures will be approximately $60 million. We plan to open about 20 new U.S. retail stores in fiscal 2003, of which 14 were opened by the end of the first nine months. We estimate that capital expenditures for new U.S. retail and factory stores will be $17 million, while store expansions and renovations will be $15 million. In addition, spending on department store renovations and distributor locations will be approximately $10 million. In Japan, we will invest approximately $10 million for the opening of about ten new locations. The remaining $8 million will be used for information systems and corporate facilities. We intend to finance these investments from on hand cash, internally generated cash flows or by using funds from our revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2003, Coach purchased approximately $200 million of inventory, which was funded by operating cash flow and borrowings under the Japanese credit facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K for the year ended June 29, 2002 are those that depend most heavily on these judgements and estimates. As of March 29, 2003, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Standards

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not intend to expense stock options, therefore it is not expected that the adoption of this statement will have any impact on Coach’s consolidated financial position or results of operations. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. See Note 3, “Stock-Based Compensation,” for these expanded disclosures.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosures requirements for most guarantees, including loan guarantees such as standby letters of credit and product warranties. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurements provisions are effective for interim or annual periods ending after December 31, 2002 (see Note 7). The adoption of this statement did not have a material impact on Coach’s consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46 “Consolidations of Variable Interest Entities”. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 will not have an impact on its financial position or results of operations.

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

     Approximately 98% of Coach’s fiscal 2003 non-licensed product needs have been purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Indonesia, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

     The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. The Company, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with Company risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. Prior to the formation of Coach Japan, the Company had not used foreign currency derivative instruments to hedge forecasted inventory purchases. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the euro denominated expenses of its Italian sourcing office. During the third quarter of fiscal 2003, the Company began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations.

     The fair values of open foreign currency derivatives included in accrued liabilities at March 29, 2003 and June 29, 2002 were $0.1 million and $3.3 million, respectively. At March 29, 2003, the fair value of open foreign currency derivatives included in current assets was $0.2 million. For the nine months ended March 29, 2003, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $3.3 million, as a component of selling, general, and administrative expenses. For the nine months ended March 30, 2002, the impact of the fair value adjustment was a pretax non cash benefit to earnings of $0.5 million. Also, for the nine months ended March 29, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a minimal reduction to equity as a charge to other comprehensive income.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $36.6 million at March 29, 2003. Of this amount $32.9 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in interest rate applied to the fair value of debt would not have material impact on results of operations or cash flows of Coach.

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

PART II

ITEM 1. Legal Proceedings

     Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights. Litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees. As part of its policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforceability of certain of Coach’s intellectual properties. Although Coach’s litigation with present or former employees is routine and incidental to the conduct of Coach’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. Coach believes, however, that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach’s business, cash flows, results of operations or financial position.

ITEM 4. Submission of Matters to a Vote of Security – Holders

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

          Current report on Form 8-K filed with the commission on April 22, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)

By: Name: Title:	/s/ Michael F. Devine, III Michael F. Devine, III Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 9, 2003

ITEM 31. Section 302 Certifications

1.	I, Lew Frankfort have reviewed this quarterly report on Form 10-Q of Coach, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: Name: Title:	/s/ Lew Frankfort Lew Frankfort Chairman and Chief Executive Officer

1.	I, Michael F. Devine, III have reviewed this quarterly report on Form 10-Q of Coach, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: Name: Title:	/s/ Michael F. Devine, III Michael F. Devine, III Senior Vice President and Chief Financial Officer

ITEM 32. Section 906 Certifications

     Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

     (i)   the accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 29, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2003

By: Name: Title:	/s/ Lew Frankfort Lew Frankfort Chairman and Chief Executive Officer

     Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Coach, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

     (i)     the accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 29, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2003

By: Name: Title:	/s/ Michael F. Devine, III Michael F. Devine, III Senior Vice President and Chief Financial Officer