Form 10-K
period 2003-06-28
COACH INC
filed 2003-09-18
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $5,287,719,864 as of August 29, 2003. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      On August 29, 2003, the Registrant had 91,954,939 outstanding shares of common stock, which is the Registrant’s only class of capital stock.

COACH, INC.

TABLE OF CONTENTS FORM 10-K

      Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a premier accessories marketer in the United States. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown from a maker of traditionally styled, high-quality leather goods to a well-recognized marketer of a diversified modern classic assortment of leather and mixed material handbags and accessories, selling its products through upscale department and specialty stores, its own retail stores, its direct mail catalog and its internet site. Coach has built upon its national brand awareness, expanded into international sales, particularly in Japan and East Asia, further developed its multi-channel distribution strategy and licensed products with the Coach brand name.

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

      Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases, other information and gain access to periodic reports to the SEC.

PART I

Item 1.	Business of Coach, Inc.

OVERVIEW

      Coach is a designer, producer and marketer of high-quality, modern American classic accessories. Coach believes that it is one of the best recognized leather goods brands in the U.S. and is enjoying increased recognition in targeted international markets. Net sales were $953.2 million in the year ended June 28, 2003 (“fiscal 2003”), $719.4 million in the year ended June 29, 2002 (“fiscal 2002”) and $600.5 million in the year ended June 30, 2001, (“fiscal 2001”). Operating income was $243.8 million in fiscal 2003, $133.6 million in fiscal 2002 and $101.7 million in fiscal 2001. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, weekend and travel accessories, leather outerwear, gloves, hats, scarves and personal planning products. Together with its licensing partners, Coach also offers watches, footwear and home and office furniture with the Coach brand name. Coach’s products are sold through a number of direct to consumer channels, which at the end of fiscal 2003 included:

•	156 United States retail stores;

•	direct mail catalogs;

•	on-line store; and

•	76 United States factory stores.

      Coach’s direct-to-consumer business represented approximately 59% of its total sales in fiscal 2003. Its remaining sales were generated from products sold through a number of indirect channels, which at the end of fiscal 2003 included:

•	approximately 1,400 department store and specialty retailer locations in the U.S.;

•	107 international department store, retail store and duty free shop locations in 18 countries;

•	93 retail and department locations operated by Coach Japan, Inc.; and

•	corporate sales programs.

      Over the last several years, Coach has successfully transformed itself from a manufacturer of classic leather products, to a marketer of more modern, fashionable handbags and accessories, using a broader range of fabrics and materials. Today, Coach’s updated styles and multiple product categories address an increasing portion of its consumer’s accessory wardrobe, responding to its customer’s demands for both fashion and function. Along with the rejuvenation of the product line, Coach has created a similarly modern environment to showcase its product assortments and reinforce a consistent brand position. Finally, Coach has established a flexible, cost-effective manufacturing model in which independent manufacturers supply most of its products which allows Coach to bring its broader range of products to market more rapidly and efficiently.

      Coach has developed a number of key differentiating elements that set it apart from the competitive landscape including:

•	A Distinctive Brand — Coach believes that it is one of America’s leading accessible luxury accessories brand offering an aspirational product that is relevant, extremely well made, and provides exceptional value.

•	A Market Leadership Position with Growing Share — Coach is America’s leading accessories brand and each year, as its market share increases, our leadership position strengthens.

•	Coach’s Loyal and Involved Consumer — Coach consumers have a specific emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

•	Multi-Channel International Distribution — This allows Coach to maintain a critical balance, as results do not depend solely on the performance of a single channel. Further, in the context of current global events, Coach finds itself fairly well insulated against disruptive factors such as declining international travel. This is because nearly 90% of the company’s sales come from consumers who purchase Coach products in their home country.

•	Coach is Innovative and Consumer-Centric — Coach listens to its consumer through rigorous consumer research, strong customer orientation and it works to anticipate her changing needs by keeping the product assortment fresh and relevant.

      Coach believes that these differentiating elements have enabled Coach to enjoy a unique proposition in the market place. In fiscal 2003 net sales increased 32.5% and operating income increased 82.4% compared to fiscal 2002. In fiscal 2002 net sales increased 19.8% and operating income increased 31.4% compared to fiscal 2001.

      However, to remain competitive in its industry, Coach must also accurately anticipate consumer trends and tastes.

Growth Strategies

      Based on its established strengths Coach is pursuing the following strategies for future growth:

      Expand Market Share. Coach is driving market share by leveraging its leadership position as an accessible luxury lifestyle brand and gaining a greater share of its consumer’s accessories wardrobe. Coach is intensifying its awareness as an everyday lifestyle accessory resource for self purchase and gifts. As part of this strategy, Coach is emphasizing new usage occasions, such as weekend and evening and offering items at a broader range of prices.

      Modernize Retail Presentation. Coach has modernized its brand image by remodeling its U.S. retail stores to create a distinctive environment to showcase its new product assortments and reinforce a consistent brand position. Coach recently completed its retail renovation program and opened an additional flagship location in Japan. Coach expects that:

•	about ten international wholesale locations will be converted to, or opened with, the new store design by June 2004 (86 locations were remodeled as of end of fiscal 2003);

•	at least 20 U.S. department store locations will be remodeled or opened in the new store design by June 2004 (67 U.S. department store locations were remodeled as of end of fiscal 2003); and

•	about 20 U.S. factory locations will be remodeled or opened in the new store design by June 2004 (50 U.S. factory locations were remodeled as of the end of fiscal 2003).

      Increase U.S. Retail Store Openings. Coach opened 20 new U.S. retail stores in both fiscal 2003 and fiscal 2002. In each of the next two years, Coach plans to expand its network of 156 retail stores by opening at least 20 new stores per year located primarily in high volume markets. Coach believes that it has a successful retail store format that reinforces its brand image, generates strong sales per square foot and can be readily adapted to different location requirements. The modernized store environment has an open, loft-like feeling, with crisp white brick walls, ebony-stained wood floors and a timeless, uncluttered look. It generally takes four to six months from the time Coach takes possession of a store to open it.

      Expand Business with the Japanese Consumer. In June 2001, Coach and Sumitomo Corporation (“Sumitomo”) commenced a joint venture to form Coach Japan, Inc., to manage the Coach business in Japan. Coach owns 50% of Coach Japan and is deemed to have control, as Coach appoints a majority of the Board of Directors; as such, Coach Japan is accounted for as a consolidated subsidiary. Under the terms of the joint venture agreement, Coach supplies its merchandise to Coach Japan for distribution and sale in Japan. In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach Japan acquired the existing distributors of Coach products in Japan.

      On July 31, 2001, Coach Japan completed the purchase of 100% of the capital stock of P.D.C. Co. Ltd. (“PDC”) from the Mitsukoshi Department Store Group for a total purchase price of $9.0 million. At the time of acquisition PDC operated 63 retail and department store locations in Japan. This acquisition was accounted for under the purchase method of accounting and as such, the results of the acquired business are included in the consolidated financial statements from August 1, 2001 onward.

      On January 1, 2002, Coach Japan completed the buyout of the distribution rights and assets, related to the Coach business, from J. Osawa and Company, Ltd. (“Osawa”) for $5.8 million. At the time of the acquisition, Osawa operated 13 retail and department store locations in Japan. This acquisition was accounted for under the purchase method of accounting and as such, the results of the acquired business are included in the consolidated financial statements from January 1, 2002, onward.

      As of June 28, 2003 there were 95 Coach locations in Japan, including 75 department stores, 16 Coach stores and two flagship locations managed by Coach Japan and two airport locations operated by a distributor. Coach Japan plans to open additional locations within existing major retailers, enter new department store relationships and open freestanding retail locations.

      Further Penetrate International Markets. Coach is increasing its international distribution and targeting international consumers, and Japanese travelers in particular, to take advantage of substantial growth opportunities for Coach. Its current network of international distributors serves markets such as, Australia, the United Kingdom, the Caribbean, Korea, Hong Kong, Singapore and Japan. Coach has significant opportunities to increase sales through existing and new international distribution channels. Coach believes Japanese consumers represent a major growth opportunity because they spend substantially more on a per capita basis on luxury accessories than U.S. consumers.

      Improve Operational Efficiencies. Coach has upgraded and reorganized its manufacturing, distribution and information systems over the past five years to allow it to bring new and existing products to market more efficiently. While enhancing its quality control standards, Coach has shifted its manufacturing processes from owned domestic factories to independent manufacturers in lower cost markets. As a result, Coach has increased its flexibility, improved its quality and lowered its costs. In fiscal 2003, Coach’s gross margin increased to 71.1% from 67.2% during fiscal 2002. This improvement was driven by a shift in product mix and channel mix; combined with the operating efficiencies previously discussed. Coach intends to continue to increase efficiencies in its sourcing, manufacturing and distribution processes by:

•	strengthening the coordination of design, merchandising, product development and manufacturing to streamline product introduction;

•	continuing to improve the new product development process and timeline;

•	improving time-to-market capabilities and efficiencies;

•	integrating computer-assisted design into the product design and development processes;

•	strengthening product development capabilities to test new materials and new design functionality;

•	expanding its East Asian organization to improve independent manufacturing capabilities in those areas;

•	introducing new business systems that use sales information and demographic data to tailor the mix of product offerings at different retail locations to consumer preferences at such locations;

•	shortening product lead times to improve inventory management; and

•	continuing implementation of a comprehensive supply chain management strategy.

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

Coach’s Products

      Handbags. Coach’s original business was the design, manufacture and distribution of fine handbags, which accounted for approximately 56% of its net sales in fiscal 2003. Coach makes quarterly offerings of its handbag collections, featuring classically inspired designs as well as fashion trend designs. Typically, there are three to four collections per quarter and four to seven styles per collection, depending on the concept and opportunity.

      Accessories. Women’s accessories, consisting of wallets, cosmetic cases, wristlets, key fobs and belts, represented approximately 15% of Coach’s net sales in fiscal 2003. Coach recently completed a comprehensive updating in the design of the small leather goods collections to coordinate them with its popular handbag collections. Men’s accessories, consisting of belts, leather gift boxes and other small leather goods, represented approximately 3% of Coach’s net sales in fiscal 2003.

      Business Cases. Business cases represented approximately 5% of Coach’s net sales in fiscal 2003. We recently expanded this category to include nylon cases and computer bags.

      Outerwear, Gloves, Hats and Scarves. Primarily a cold weather category, the assortment is approximately 70% women’s and contains a fashion assortment in all three components of this category. In total, this category represented approximately 5% of Coach’s net sales in fiscal 2003.

      Weekend and Travel Accessories. The Coach weekend collection is comprised of cabin bags, duffels, suitcases, garment bags and a comprehensive collection of travel accessories. Weekend and travel accessories represented approximately 3% of Coach’s net sales in fiscal 2003.

      Personal Planning Products. A complement to Coach’s business cases and handbag collections, its personal planning assortment includes folios, planners and desk agendas in a variety of leathers and fabrics. The category represented approximately 2% of Coach’s net sales in fiscal 2003.

      Watches. Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired by both the women’s and men’s collections. These watches are manufactured in Switzerland and are branded with the Coach name and logo.

      Footwear. Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. The footwear is developed and manufactured primarily in Italy and is distributed through more than 600 locations in the U.S., including a majority of Coach retail stores and U.S. department stores. Approximately 90% of the business is in women’s footwear, which coordinates with Coach handbags and employs fine materials, including calf and suede.

      Furniture and Home Furnishings. The Coach for Baker furniture collection was launched in the Spring of 1999 with Baker Knapp & Tubbs, Inc. (“Baker”) as the licensee. The furniture collection is comprised of classic styles of sofas, chairs and benches that are given a modern interpretation through crisp tailoring, straightforward lines and chic details. The collection is sold through Baker showrooms and select dealers across the U.S.

      Office/ Home Office. Coach office furniture launched in the Fall of 2001 with Steelcase Inc. (“Steelcase”) as the licensee. Steelcase and Coach offer consumers high-end furniture products to outfit the home office and executive workplace.

      Jewelry. In November 2001, Coach, in conjunction with Carolee Designs, Inc., launched its first jewelry collection. The collection consists of pure sterling silver and leather combinations, some with a touch of brass. Select cuff bracelets are also offered in a variety of colors of genuine crocodile.

      Eyewear. Coach eyewear will launch in the Fall of 2003 with Marchon Eyewear (“Marchon”) as the licensee. The eyewear collection is a collaborative effort from Marchon and Coach that combines the Coach aesthetic for fashion accessories with the latest fashion directions in eyewear and sunglasses. Coach sunglasses will be sold in Coach retail stores, department stores, select sunglass retailers and optical retailers in major markets. Marchon also plans to unveil the ophthalmic collection later in 2003 through their extensive network of optical retailers.

Design and Merchandising

      Coach’s New York-based design team, led by its executive creative director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past 50 years which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products to edit, add and delete styles with the objective of profitable sales across channels. Three product category teams, each comprised of design, merchandising/ product development and manufacturing specialists, help Coach execute design concepts that are consistent with the brand’s strategic direction.

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

      Coach engages in a wide range of direct marketing activities, including catalogs, brochures and email contacts targeted to stimulate sales to consumers in their preferred shopping venue. As part of Coach’s direct marketing strategy, it uses its database consisting of approximately seven million active U.S. households. Catalogs and email contacts are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the www.coach.com on-line store provides an opportunity to increase the size of this database in order to increase on-line and store sales and build brand awareness. Coach’s on-line store, like its catalogs and brochures, provides a showcase environment where consumers can browse through a strategic offering of our latest styles and colors.

      In the U.S., Coach spent approximately $20 million, or 2% of net sales in fiscal 2003, for national, regional and local advertising, primarily print and outdoor advertising, in support of its major selling seasons. Coach catalogs and www.coach.com also serve as effective brand communications vehicles, driving store traffic as well as direct-to-consumer sales. Coach’s co-branding partners include Lexus, Palm and Motorola. Through their targeted sales and advertising programs, they have helped to strengthen Coach’s brand cachet. Advertising by the co-branding partners provides important additional exposure of the Coach brand, although the revenues generated from the purchase of Coach products by the co-branding partners are not material to the Coach business.

      Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge likelihood of success in the marketplace prior to product introduction.

Channels of Distribution

     Direct Channels

      Coach has four different direct channels that provide it with immediate, controlled access to consumers: retail stores, factory stores, e-commerce and direct mail. The direct-to-consumer business represented approximately 59% of Coach’s total net sales in fiscal year 2003.

      North America Retail Stores. Coach’s retail stores establish, reinforce and capitalize on the image of the Coach brand. Coach operates 156 retail stores in North America that are located in upscale regional shopping centers and metropolitan areas. It operates flagship stores, which offer the broadest assortment of Coach products in high-visibility locations in New York, Chicago and San Francisco. The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Retail stores	156	138	121
Net increase vs. prior year	18	17	15
Percentage increase vs. prior year	13.0%	14.0%	14.2%
Retail square footage	363,310	301,501	251,136
Net increase vs. prior year	61,809	50,365	42,077
Percentage increase vs. prior year	20.5%	20.1%	20.1%
Average square footage	2,329	2,185	2,076

      Depending on their size and location, the retail stores present product lines that include handbags, business cases, wallets, footwear, watches, weekend and related accessories. The modern store design creates a distinctive environment that showcases the various products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.

      U.S. Factory Stores. Coach’s 76 factory stores serve as an efficient means to sell discontinued and irregular inventory, as well as manufactured-for-factory-store product, outside the retail channels. These stores operate under the Coach Factory name and are geographically positioned primarily in established centers that are usually between 50 and 100 miles from major markets. The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Factory stores	76	74	68
Net increase vs. prior year	2	6	5
Percentage increase vs. prior year	2.7%	8.8%	7.9%
Factory square footage	232,898	219,507	198,924
Net increase vs. prior year	13,391	20,583	16,414
Percentage increase vs. prior year	6.1%	10.3%	9.0%
Average square footage	3,064	2,966	2,925

      Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Prices are generally discounted from 15% to 50% below full retail prices. Through these factory stores, Coach targets both value-oriented customers who would not otherwise buy the Coach brand and dual channel shoppers.

      e-Commerce. Coach views its e-commerce website as a key communications vehicle for the brand, which also promotes store traffic. Like Coach catalogs and brochures, the on-line store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

      Direct Mail. Coach mailed its first Coach catalog in 1980. In fiscal 2003, it mailed at least one Coach catalog to approximately 2 million strategically selected households, primarily from its database. While direct mail sales comprise a small portion of Coach’s net sales, Coach views its catalog as a key communications vehicle for the brand, because it promotes store traffic. As an integral component of its communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand position. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

     Indirect Channels

      Coach began as a wholesaler to department stores. This channel remains very important to its overall consumer reach. Coach has grown its indirect business by the formation of Coach Japan and working closely with its partners, both domestic and international, to ensure a clear and consistent product presentation. As part of Coach’s business transformation, selected shop-within-shop locations in major department stores are being renovated to achieve the same modern look and feel as the Coach retail stores. At the end of fiscal 2003, 86 international locations and 67 U.S. department stores had been renovated to reflect the new modern design. The indirect channel represented approximately 41% of total net sales in fiscal 2003.

      Coach Japan, Inc. In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach formed Coach Japan. This entity manages the Coach business in Japan and is a joint venture with Sumitomo. This channel represented approximately 18% of total net sales in fiscal 2003. On July 31, 2001 Coach Japan purchased P.D.C., Coach’s largest distributor in Japan, and on January 1, 2002 completed the buyout of the distribution rights and assets related to the Coach business from Osawa. Coach Japan operates two flagship stores, which offer the broadest assortment of Coach products, in the Ginza and Shibuya shopping districts of Tokyo. The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001(1)

Total locations	93	83	76
Net increase vs. prior year	10	7	6
Percentage increase vs. prior year	12.0%	9.2%	8.6%
Total square footage	102,242	76,975	63,371
Net increase vs. prior year	25,267	13,604	7,229
Percentage increase vs. prior year	32.8%	21.5%	12.9%
Average square footage	1,099	927	834

(1)	Fiscal 2001 represents locations operated by PDC and Osawa prior to their acquisition by Coach Japan.

      U.S. Wholesale. Coach’s products are sold in the U.S. at approximately 1,400 wholesale locations. This channel represented approximately 11% of total sales in fiscal 2003. Recognizing the continued importance of U.S. department and specialty stores as a distribution channel for premier accessories, Coach is strengthening its longstanding relationships with its key customers through its products and styles and Coach’s renovation program. This channel offers access to Coach partners who prefer shopping at department and specialty stores or who live in geographic areas that are not large enough to support a Coach retail store. Coach’s more significant U.S. wholesale customers include Federated Department Stores (including Macy’s, Blooming-

dale’s, Rich’s/ Lazarus, Burdine’s, and Bon Marche), May Co. (including Lord & Taylor, Filene’s, Hecht’s, Foley’s, Robinson’s/ May and Famous Barr), Dillard’s, Marshall Fields, Saks Inc. and Nordstrom.

      International Wholesale. Coach’s international business, which represented approximately 6% of total sales in fiscal 2003, is generated through wholesale distributors and authorized retailers. Coach has developed relationships with a select group of distributors who market Coach products through specialty retailers, department stores, travel shopping locations, and freestanding Coach stores in 18 countries. Coach’s current network of international distributors serves markets such as Australia, the United Kingdom, the Caribbean, Korea, Hong Kong and Singapore. Coach has created image enhancing environments in these locations to increase brand appeal and stimulate growth. Within the international arena, the primary focus is the Japanese consumer. Coach targets this consumer in Japan and in areas with significant levels of Japanese tourism. The importance of Japanese consumers is illustrated by a comparison of consumption levels: per capita spending on handbags in Japan is substantially greater than in the U.S. Coach’s more significant international wholesale customers include Dickson Concepts, Inc., Duty Free Shops and Unisia.

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

      The following table shows the number of international retail stores, international department store locations and other international locations at which Coach products are sold:

	Fiscal Year Ended

	June 30,	June 29,	June 30,
	2003	2002	2001

International freestanding stores	18	12	6
International department store locations	49	71	69
Other international locations	40	35	28

Total international wholesale locations	107	118	103

      Business to Business. As part of the indirect channel of distribution, Coach sells some of its products in selected military locations and through corporate incentive and gift-giving programs.

      Licensing. In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of June 28, 2003 are as follows:

				License
	Licensing	Introduction		Expiration
Category	Partner	Date	Territory	Date

Watches	Movado	Spring ’98	U.S. and Japan	2006
Footwear	Jimlar	Spring ’99	U.S	2008
Furniture	Baker	Spring ’99	U.S. and Canada	2008
Office furniture	Steelcase	Fall ’01	U.S	2006
Eyewear	Marchon	Fall ’03	Worldwide	2007

      Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach’s approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, furniture through Baker’s own showrooms, watches in selected jewelry stores and eyewear in selected optical retailers. These venues provide additional, yet controlled, exposure of the Coach brand. Coach’s licensing partners pay Coach royalties on their sales of Coach branded products. However, such royalties currently comprise less than 1% of Coach’s revenues and are not material to the Coach business. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

Manufacturing

      Coach has refined its production capabilities in coordination with the repositioning of its brand. By shifting its production from owned domestic facilities to independent manufacturers in lower-cost markets, it can support a broader mix of product types, materials and a seasonal influx of new, more fashion-oriented styles. During fiscal year 2003, approximately 47% of Coach’s net sales, excluding Coach Japan, were generated from products introduced within the fiscal year. At the same time, we help manage total inventory and limit our exposure to excess and obsolete inventory by designating a large number of the new styles as “limited editions” that are planned to be discontinued and replaced with fresh new products.

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

      All of Coach’s fiscal year 2003 product requirements were supplied by independent manufacturers. Coach buys independently manufactured products from a variety of countries including China, Costa Rica, Mexico, India, Italy, Spain, Hungary and Turkey. It operates a European sourcing and product development organization based in Florence, Italy that works closely with the New York design team. This broad-based multi-country manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. No one vendor provides more than 15% of Coach’s total requirements. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in compliance with Coach’s integrity standards.

      As part of the strategy to shift production to independent manufacturers in lower-cost markets, Coach ceased operations at its remaining facility, located in Lares, Puerto Rico, in April 2002.

Distribution

      In July 1999, Coach consolidated its worldwide warehousing, distribution and repair functions into one location in Jacksonville, Florida. This highly automated, computerized, 560,000 square foot facility uses a bar code scanning warehouse management system. Coach’s distribution center employees use handheld optical scanners to read product bar codes which allows them to more accurately process and pack orders, track shipments, manage inventory and generally provide better service to our customers. Coach’s products are primarily shipped via Federal Express and common carriers to Coach retail stores and wholesale customers and via Federal Express direct to consumers.

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

      Complementing its Enterprise Resource Planning system are several other system solutions, each of which Coach believes is well-suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports corporate sales and inventory functions, creating a monthly demand plan and reconciling production/ procurement with financial plans. Product fulfillment is facilitated by Coach’s highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach’s catalog and Internet businesses are supported by Coach’s direct sales system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central Enterprise Resource Planning system.

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

Employees

      As of June 28, 2003, Coach employed approximately 3,200 people, approximately 50 of which were covered by collective bargaining agreements. Of the total, approximately 1,700 are engaged in retail selling and administration positions, approximately 400 are engaged in manufacturing, sourcing or distribution functions and approximately 600 are employed through Coach Japan. The remaining employees are engaged in other aspects of the Coach business. Coach believes that its relations with its employees are good, and it has never encountered a strike or significant work stoppage.

Government Regulation

      Most of Coach’s imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that Coach may import into the U.S. and other countries or may impact the cost of such products. Coach has not been restricted by quotas in the operation of its business and customs duties have not comprised a material portion of the total cost of its products. In addition, Coach is subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign practices, with respect to its product sourcing and international sales operations.

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

Competition in the markets in which Coach operates is intense, and our competitors may develop products that are more popular with consumers.

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

      Many factors affect the level of consumer spending in the handbag and luxury accessories industry, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary luxury items, such as Coach products, tend to decline during recessionary periods, when disposable income is lower. A downturn in the economies in which Coach sells its products may adversely affect Coach’s sales.

Coach’s business is subject to foreign exchange risk.

      Coach sells products to its international wholesale customers in U.S. dollars. However those distributors sell Coach product in the relevant local currency. Currency exchange rate fluctuations could adversely affect the retail prices of the products and result in decreased international demand.

      In order to manage this risk, Coach Japan enters into forward exchange contracts that allow them to obtain dollars at a rate that is set concurrent with the requisition of inventory. These contracts meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As these contracts are entered into before the receipt of inventory, the contract rate may be higher or lower than market rates when the goods are received and the payment is completed. All contracts are fair valued at the end of the reporting period. If the derivative is designated as a cash flow hedge, effective subsequent changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. This non-cash charge or credit can result in fluctuations in the reported financial results.

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

      Coach’s performance depends largely on the efforts and abilities of its senior management and design teams. These executives and employees have substantial experience and expertise in Coach’s business and have made significant contributions to its growth and success. Coach is a party to employment agreements with certain executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The unexpected loss of services of one or more of these individuals could have an adverse effect on Coach’s business. As the business grows, Coach will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level, sales and other employees. Coach cannot guarantee that it will be able to attract and retain personnel as needed in the future.

Coach’s operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of its common stock.

      Because Coach products are frequently given as gifts, Coach has experienced, and expects to continue to experience, substantial seasonal fluctuations in its sales and operating results. Over the past two fiscal years approximately 33% of Coach’s annual sales and approximately 47% of its operating income were recognized in the second fiscal quarter, which includes the holiday months of November and December.

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

      Coach’s failure to continue to increase sales of its products in international markets could adversely affect its gross profit. International sales are subject to many risks, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments to other nations, tourism and changes in local economic conditions. These factors, among others, could influence Coach’s ability to sell products successfully in international markets. Coach generally purchases products from international manufacturers in U.S. dollars and sells these products in the U.S. and to its international wholesale customers in U.S. dollars. However, Coach’s international wholesale customers sell Coach products in the relevant local currencies, and currency exchange rate fluctuations could adversely affect the retail prices of the products and result in decreased international consumer demand.

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

Provisions in Coach’s charter and bylaws, Maryland law or its “poison pill” may delay or prevent an acquisition of Coach by a third party.

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

Item 2.     Properties

      The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of June 28, 2003, all of which are leased. The leases expire at various times through 2015, subject to renewal options.

		Approximate
Location	Use	Square Footage

Jacksonville, Florida	Distribution and customer service	560,000
New York, New York	Corporate	160,000
Carlstadt, New Jersey	Corporate and product development	55,000
Florence, Italy	Product development	16,000
Tokyo, Japan	Coach Japan, corporate	7,000
Shenzhen, People’s Republic of China	Quality control	1,600

      Coach also occupies 156 retail and 76 factory leased retail stores located in North America as of June 28, 2003. Indirectly, through Coach Japan, Coach operates 93 retail and department store locations in Japan. Coach considers these properties to be in good condition generally and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Executive Officers and Directors

      The following table sets forth information regarding each of Coach’s executive officers and directors serving as of June 28, 2003:

Name	Age	Position(s)(1)

Lew Frankfort	57	Chairman, Chief Executive Officer and Director
Keith Monda	57	President, Chief Operating Officer and Director
Reed Krakoff	39	President, Executive Creative Director
Michael Tucci	42	President, North American Retail Division
Mike Devine	44	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Carole Sadler	44	Senior Vice President, General Counsel and Secretary
Felice Schulaner	43	Senior Vice President, Human Resources
Joseph Ellis(3)	61	Director
Sally Frame Kasaks(2)(3)	59	Director
Gary Loveman(2)(3)	43	Director
Irene Miller(2)(3)	51	Director
Michael Murphy(2)(3)	66	Director

(1)	Coach’s executive officers serve indefinite terms and may be appointed and removed by Coach’s board of directors at any time. Coach’s directors are elected at the annual stockholders meeting and serve terms of one year.

(2)	Member of the audit committee.

(3)	Member of the human resources and governance committee.

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

      Michael Tucci joined Coach as President, Retail Division, North America in January 2003. Mr. Tucci joined Coach from Gap, Inc., where he held the position of Executive Vice President, Gap, Inc. Direct from May 2002 until January 2003. He held the position of Executive Vice President of Gap Body from April 2000 until May 2002. From April 1999 to May 2000, Mr. Tucci served as Executive Vice President, Customer Store Experience, Gap Brand. Between May 1996 and April 1999, Mr. Tucci served as Executive Vice President for GAP Kids and Baby Gap. He had joined Gap in December 1994 as Vice President of Merchandising for Old Navy. Prior to joining Gap, he served as President of Aeropostale, a specialty store division of Macy’s, which culminated his twelve-year career with the company that included senior buying and merchandising roles. He joined Macy’s Executive Training Program from Trinity College, where he earned a Bachelor of Arts degree in English.

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

      Joseph Ellis was elected to Coach’s Board of Directors in September 2000. Mr. Ellis has served as an Advisory Director of Goldman, Sachs & Co. since May 1999 and served as a Limited Partner of Goldman, Sachs from 1994 to May 1999, and a General Partner from 1986 to 1994. Mr. Ellis served as senior retail-industry analyst from 1970 through 1994. Before joining Goldman, Sachs in 1970, Mr. Ellis was Vice President and Investment Analyst with The Bank of New York. Mr. Ellis also serves as a Director of The New York State Nature Conservancy and Waterworks, Inc. He is a member of the Steering Committee of the Center for Environmental Research and Conservation of Columbia University, a Northeast trustee of CARE and a trustee for the RARE Center for Tropical Conservation. Mr. Ellis holds a Bachelor of Arts degree from Columbia University.

      Sally Frame Kasaks was elected to Coach’s Board of Directors in November 2001. Ms. Kasaks has served as a marketing and retail consultant for ISTA Incorporated since January 1997. Prior to this, she served as Chairman and Chief Executive Officer of Ann Taylor Stores, Inc. from February 1992 until August, 1996. Ms. Kasaks was the President and Chief Executive Officer of Abercrombie and Fitch, a division of The Limited, Inc., from February 1989 through February 1992 and the Chairman and Chief Executive Officer of The Talbots, Inc., which was a specialty apparel retailing division of General Mills Co., from November 1985 through September 1988. Ms. Kasaks also serves as a Director of Pacific Sunwear of California, Inc., Cortefiel, S.A., Tuesday Morning, Inc., The Children’s Place, Inc. and Crane & Co. She holds a Bachelor of Arts degree from American University.

      Gary Loveman was elected to Coach’s Board of Directors in February 2002. Mr. Loveman has served as Chief Executive Officer and President of Harrah’s Entertainment, Inc. since January 2003; he had served as President of Harrah’s since April 2001 and as Chief Operating Officer of Harrah’s since May 1998. He was a member of the three-executive Office of the President of Harrah’s from May 1999 to April 2001 and was Executive Vice President from May 1998 to May 1999. From 1994 to 1998, Mr. Loveman was Associate Professor of Business Administration, Harvard University Graduate School of Business Administration, where his responsibilities included teaching MBA and executive education students, research and publishing in the field of service management, and consulting and advising large service companies. Mr. Loveman also serves as a Director of Harrah’s. He holds a Bachelor of Arts degree in Economics from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology.

      Irene Miller was elected to Coach’s Board of Directors in May 2001. Ms. Miller is Chief Executive Officer of Akim, Inc., an investment management and consulting firm and, until June 1997, was Vice Chairman and Chief Financial Officer of Barnes and Noble, Inc., the world’s largest bookseller. She joined Barnes & Noble in 1991, became Chief Financial Officer in 1993 and Vice Chairman in 1995. From 1986 to 1990, Ms. Miller was an investment banker at Morgan Stanley & Co. Incorporated, serving as Principal in her last position. Ms. Miller also serves as a director on the Boards of Barnes & Noble, Inc., Oakley, Inc., Inditex, S.A. and The Body Shop International PLC. Ms. Miller holds a Master of Science degree from Cornell University and a Bachelor of Science degree from the University of Toronto.

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

Item 6.     Selected Financial Data (in thousands except for per share data)

      The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 28, 2003 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations”, the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended

	June 28,	June 29,	June 30,	July 1,	July 3,
	2003	2002	2001	2000	1999

Consolidated Statements of Income:(1)
Net sales	$953,226	$719,403	$600,491	$537,694	$500,944
Cost of sales	275,797	236,041	218,507	220,085	226,190

Gross profit	677,429	483,362	381,984	317,609	274,754
Selling, general and administrative expenses	433,667	346,354	275,727	261,592	248,171
Reorganization costs(2)	—	3,373	4,569	—	7,108

Operating income	243,762	133,635	101,688	56,017	19,475
Interest (income) expense, net	(1,059)	299	2,258	387	414

Income before provision for income taxes and minority interest	244,821	133,336	99,430	55,630	19,061
Provision for income taxes	90,585	47,325	35,400	17,027	2,346
Minority interest, net of tax	7,608	184	—	—	—

Net income	$146,628	$85,827	$64,030	$38,603	$16,715

Net income per share
Basic	$1.63	$0.97	$0.78	$0.55	$0.24

Diluted	$1.58	$0.94	$0.76	$0.55	$0.24

Shares used in computing net income per share:
Basic	89,779	88,048	81,860	70,052	70,052

Diluted	92,921	90,952	84,312	70,052	70,052

Consolidated Percentage of Net Sales Data:
Gross margin	71.1%	67.2%	63.6%	59.1%	54.8%
Selling, general and administrative expenses	45.5%	48.1%	45.9%	48.7%	49.5%
Operating income	25.6%	18.6%	16.9%	10.4%	3.9%
Net income	15.4%	11.9%	10.7%	7.2%	3.3%
Consolidated Balance Sheet Data:
Working capital	$287,077	$128,160	$47,119	$54,089	$51,685
Total assets	617,652	440,571	258,711	296,653	282,088
Inventory	143,807	136,404	105,162	102,097	101,395
Receivable from Sara Lee	—	—	—	63,783	54,150
Revolving credit facility	26,471	34,169	7,700	—	—
Long-term debt	3,535	3,615	3,690	3,775	3,810
Stockholders’ equity	$426,929	$260,356	$148,314	$212,808	$203,162

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal year 1999 was a 53-week year, while fiscal years 2000, 2001, 2002 and 2003 were 52-week years.

(2)	During fiscal 1999, Coach committed to and completed a reorganization plan involving the closure of its Carlstadt, New Jersey, warehouse and distribution center, the closure of its Italian manufacturing operation, and the reorganization of its Medley, Florida, manufacturing facility. During fiscal 2001, Coach committed to and completed a reorganization plan involving the complete closure of its Medley, Florida manufacturing operation. These actions, intended to reduce costs, resulted in the transfer of production to lower cost third-party manufacturers and the consolidation of all of its distribution functions at the Jacksonville, Florida, distribution center. During fiscal 2002, Coach committed to and completed a reorganization plan involving the complete closure of its Lares, Puerto Rico, manufacturing operation. These actions were intended to reduce costs and resulted in the transfer of production to lower cost third-party manufacturers.

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

      Coach is a designer and marketer of high-quality, modern American classic accessories. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, weekend and travel accessories, personal planning products, leather outerwear, gloves and scarves.

      Coach generates revenue by selling its products directly to consumers and indirectly through wholesale customers and by licensing its brand name to select manufacturers. Direct-to-consumer sales consist of sales of Coach products through its 156 Company-operated U.S. retail stores, 76 Company-operated U.S. factory stores, its direct mail catalogs and its e-commerce website. Indirect sales consist of sales of Coach products to approximately 1,400 department store and specialty retailer locations in the United States, 107 international department store, retail store, factory store and duty-free shop locations in 18 countries and 93 retail and department store locations managed by its joint venture Coach Japan, Inc. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive rewards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select partners for the sale of Coach branded watches, footwear and furniture.

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

Results Of Operations

      The following is a discussion of the results of operations for fiscal 2003 compared to fiscal 2002, and fiscal 2002 compared to fiscal 2001 along with a discussion of the changes in financial condition during fiscal 2003.

      Net sales by business segment for fiscal 2003 compared to fiscal 2002 and fiscal 2001 are as follows:

	Fiscal Year Ended					Percentage of Total Net Sales

	June 28,	June 29,	June 30,			June 28,	June 29,	June 30,
	2003	2002	2001	Rate of Increase		2003	2002	2001

	(dollars in millions)			(’03 v. ’02)	(’02 v. ’01)

Direct	$559.5	$447.1	$391.8	25.1%	14.1%	58.7%	62.1%	65.2%
Indirect	393.7	272.3	208.7	44.6	30.5	41.3	37.9	34.8

Total net sales	$953.2	$719.4	$600.5	32.5%	19.8%	100.0%	100.0%	100.0%

      Consolidated statements of income for fiscal 2003 compared to fiscal 2002 and fiscal 2001 are as follows:

	Fiscal Year Ended

	June 28, 2003		June 29, 2002		June 30, 2001

	$	% of net sales	$	% of net sales	$	% of net sales

	(dollars and shares in millions, except for earnings per share)
Net sales	$949.4	99.6%	$716.5	99.6%	$598.3	99.6%
Licensing revenue	3.8	0.4	2.9	0.4	2.2	0.4

Total net sales	953.2	100.0	719.4	100.0	600.5	100.0
Cost of sales	275.8	28.9	236.0	32.8	218.5	36.4

Gross profit	677.4	71.1	483.4	67.2	382.0	63.6
Selling, general and administrative expenses	433.7	45.5	346.4	48.1	275.7	45.9
Reorganization costs	—	0.0	3.4	0.5	4.6	0.8

Operating income	243.7	25.6	133.6	18.6	101.7	16.9
Interest (income) expense, net	(1.1)	(0.1)	0.3	0.1	2.3	0.4

Income before provision for income taxes and minority interest	244.8	25.7	133.3	18.5	99.4	16.6
Provision for income taxes	90.6	9.5	47.3	6.6	35.4	5.8
Minority interest, net of tax	7.6	0.8	0.2	0.0	—	0.0

Net income	$146.6	15.4%	$85.8	11.9%	$64.0	10.7%

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Earnings per share:
Basic	$1.63	$0.97	$0.78
Diluted	$1.58	$0.94	$0.76
Weighted-average number of common shares:
Basic	89.8	88.0	81.9
Diluted	92.9	91.0	84.3

Fiscal 2003 Compared to Fiscal 2002

     Net Sales

      Net sales increased by 32.5% to $953.2 million in fiscal 2003, from $719.4 million in fiscal 2002. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

      Direct. Net sales increased 25.1% to $559.5 million during fiscal 2003, from $447.1 million in fiscal 2002. Comparable store sales growth for retail stores and factory stores open for one full year was 24.6% and 5.0%, respectively. Comparable store growth for the entire domestic store chain, for stores open for one full year was 15.2%, which represented approximately $62 million of the net sales increase. Since the end of fiscal 2002, Coach opened 20 retail stores and three factory stores; and expanded four retail and five factory stores and had wrap from fiscal 2002 openings, which accounted for approximately $45 million of the increase in net sales. The Internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the two retail stores and one factory store that were closed since the end of fiscal 2002.

      Indirect. Net sales increased 44.6% to $393.7 million in fiscal 2003 from $272.3 million during fiscal 2002. The increase was primarily driven by Coach Japan, in which net sales increased $89.4 million over the prior year. We opened 14 locations in Japan since the end of fiscal 2002, which represented approximately $42 million of the increase. Our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $30 million of the increase. In addition, fiscal 2002 only included 11 months of Coach Japan operations, while fiscal 2003 included a full year. In the third quarter of fiscal 2002, Coach Japan acquired the distribution rights and assets of Osawa. The effect of the incremental month of operations and acquisition of Osawa locations represented approximately $19 million of the increase in net sales. These increases were partially offset by the closure of four locations since the end of fiscal 2002. This decrease was approximately $2 million. The U.S. wholesale and business-to-business divisions contributed increased sales of $21.3 million and $8.3 million, respectively. The increase in net sales was partially offset by decreased net sales in the international wholesale division of $1.3 million. The remaining change in net sales was due to increases in other indirect channels.

     Gross Profit

      Gross profit increased 40.1% to $677.4 million in fiscal 2003 from $483.4 million in fiscal 2002. Gross margin increased 388 basis points to 71.1% in fiscal 2003 from 67.2% in fiscal 2002. This improvement was primarily driven by a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections, which contributed approximately 140 basis points. There were sourcing cost initiatives, which contributed approximately 120 basis points. In addition, there was a shift in channel mix, which contributed approximately 100 basis points. The remaining improvement was driven primarily by the consolidation of Coach Japan.

      The following chart illustrates the gross margin performance we have experienced over the last 12 quarters:

	First	Second	First	Third	Fourth	Second	Total
	Quarter	Quarter	Half	Quarter	Quarter	Half	Year

	(unaudited)
Fiscal 2003	68.1%	70.3%	69.4%	72.5%	73.2%	72.9%	71.1%
Fiscal 2002	64.1%	68.6%	66.8%	68.8%	66.6%	67.6%	67.2%
Fiscal 2001	62.3%	64.9%	63.9%	64.0%	62.6%	63.3%	63.6%

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 25.2% to $433.7 million in fiscal 2003 from $346.4 million in fiscal 2002. The dollar increase was caused primarily by increased operating expenses in Coach Japan and the U.S. stores. These increased expenses were due to new stores and variable expenses to support increased net sales. Fiscal 2002 selling, general and administrative expenses included 11 months of Coach Japan, while fiscal 2003 included a full year. As a percentage of net sales, selling, general and administrative expenses during fiscal 2003 were 45.5% compared to 48.1% during fiscal 2002. The decline was due to leveraging our expense base on higher sales.

      Selling expenses increased by 28.6% to $294.9 million in fiscal 2003 from $229.3 million in fiscal 2002. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan and operating costs associated with new retail and factory stores. Fiscal 2002 expenses included 11 months of Coach Japan, while fiscal 2003 included a full year. The increase in Coach Japan expenses was $34.6 million. Included in the current year costs was a $3.4 million favorable fair value adjustment for foreign currency forward contracts, compared to a $3.3 million unfavorable fair value adjustment in fiscal 2002. Domestically, Coach opened 20 new retail stores and three new factory stores since the end of fiscal 2002. The increase in the U.S. stores expense was $28.1 million. The remaining increase to selling expenses was due to increased variable expenses to support comparable store growth. As a percentage of net sales, selling expenses improved from 31.9% in fiscal 2002 to 30.9% in fiscal 2003. The decline was due to leveraging higher sales in the domestic stores division.

      Advertising, marketing, and design costs increased by 10.8% to $57.3 million, or 6.0% of net sales, in fiscal 2003, from $51.7 million, or 7.2% of net sales, in fiscal 2002. The dollar increase was primarily due to increased staffing costs and increased design expenditures.

      Distribution and customer service expenses increased to $29.7 million in fiscal 2003 from $26.9 million in fiscal 2002. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in a decline in the ratio to net sales from 3.7% in fiscal 2002 to 3.1% in fiscal 2003.

      Administrative expenses increased by 34.5% to $51.8 million, or 5.5% of net sales, in fiscal 2003 from $38.5 million, or 5.4% of net sales, in fiscal 2002. The absolute dollar increase in these expenses was due to increased total compensation cost of approximately $8 million. The increase was due primarily to increased base salary and employment agreements with certain executives, which accounted for $9 million of the increase. The increase was partially offset by decreased temporary employee costs. There were higher occupancy costs of approximately $2 million associated with the full year impact of acquiring additional space in our New York City headquarters. Insurance settlement proceeds decreased approximately $2 million due to the nonrecurrence of store inventory and fixed asset recoveries relating to our World Trade Center location.

     Reorganization Costs

      In March 2002, Coach ceased production at its Lares, Puerto Rico, manufacturing facility. This reorganization involved the termination of 394 manufacturing, warehousing and management employees and the disposition of the fixed assets at the Lares facility. These actions were intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $3.4 million. The reorganization costs included $2.2 million for worker separation costs, $0.7 million for lease termination costs and $0.5 million for the write-down of long-lived assets to net realizable value.

     Operating Income

      Operating income increased 82.4% to $243.7 million in fiscal 2003 from $133.6 million in fiscal 2002. This increase resulted from higher sales, improved gross margins and the nonrecurrence of reorganization costs, partially offset by an increase in selling, general and administrative expenses.

     Interest Income, Net

      Net interest income was $1.1 million in fiscal 2003, as compared to an expense of $0.3 million in fiscal 2002. The dollar change was due to reduced borrowings and positive cash balances during fiscal 2003.

     Income Taxes

      The effective tax rate increased to 37.0% in fiscal 2003 compared with the 35.5% recorded in fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and the elimination of related tax benefits.

     Minority Interest

      Minority interest, net of tax increased to $7.6 million, or 0.8% of net sales, in fiscal 2003 from $0.2 million in fiscal 2002. The dollar change was due to increased profitability in Coach Japan coupled with a stronger yen.

     Net Income

      Net income increased 70.8% to $146.6 million in fiscal 2003 from $85.8 million in fiscal 2002. This increase was the result of increased operating income partially offset by a higher provision for income taxes and higher minority interest.

     Earnings Per Share

      Diluted net income per share was $1.58 in fiscal 2003 and $0.94 in fiscal 2002, which includes the effect of the two-for-one stock split in July 2002.

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

      Selling expenses increased by 40.9% to $229.3 million, or 31.9% of net sales, in fiscal 2002 from $162.7 million, or 27.1% of net sales, in fiscal 2001. The dollar increase in these expenses was primarily due to the operating costs associated with Coach Japan, which were borne by former distributors in prior periods. Operating costs associated with Coach Japan totaled $46.6 million in fiscal 2002. Included in these costs was a $3.3 million fair value adjustment for open foreign currency forward contracts. Also contributing to the increase was $20.1 million in operating costs associated with new retail and factory stores; increased variable costs for comparable store sales; store remodels; costs to support the additional stores; and store sales promotions to enhance sales.

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

      Administrative expenses increased to $38.5 million, or 5.4% of net sales, in fiscal 2002 from $35.0 million, or 5.8% of net sales, in fiscal 2001. The absolute dollar increase in these expenses was primarily due to increased staffing costs and consulting services related to Coach becoming a stand-alone company, offset by a business interruption proceeds gain recorded for $1.4 million in fiscal 2002 relating to our World Trade Center location.

     Reorganization Costs

      In the third fiscal quarter of 2002, management of Coach committed to and announced a plan to cease production at the Lares, Puerto Rico, manufacturing facility in March 2002. This reorganization involved the termination of 394 manufacturing, warehousing and management employees at the Lares facility. These actions were intended to reduce costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $3.4 million. The reorganization cost included $2.2 million for worker separation costs, $0.7 million for lease termination costs and $0.5 million for the write-down of long-lived assets to net realizable value. By June 28, 2003, production ceased at the Lares facility and disposition of the fixed assets and the termination of all employees had been completed.

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

     Interest Expense, Net

      Net interest expense decreased 86.8% to $0.3 million, or 0.04% of net sales, in fiscal 2002 from $2.3 million, or 0.4% of net sales, in fiscal 2001. The dollar decrease was due to reduced borrowings as a result of positive cash flow and cash on hand in fiscal 2002.

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

     Net Income

      Net income increased 34.0% to $85.8 million from $64.0 million in fiscal 2001. This increase was the result of increased operating income and decreased interest expense partially offset by a higher provision for income taxes and minority interest.

     Earnings Per Share

      Diluted net income per share was $0.94 in fiscal 2002 and $0.76 in fiscal 2001, which includes the effect of the two-for-one stock split in July 2002.

FINANCIAL CONDITION

     Liquidity and Capital Resources

      Net cash provided from operating and investing activities was $164.5 million in fiscal 2003. Net cash provided from operating and investing activities was $52.0 million in fiscal 2002. The year-to-year improvement was primarily the result of increased earnings of $60.8 million, and increases in the tax benefit from the exercise of stock options of $27.7 million. Prior year distributor acquisition costs of $14.8 million did not recur in the current year. The decrease in deferred taxes was $13.7 million more than the prior year and the increase in inventory was $9.2 million less than the prior year. This increase was partially offset by increased capital spending of $14.3 million over the prior year.

      Capital expenditures amounted to $57.1 million in fiscal 2003, compared to $42.8 million in fiscal 2002, and in both periods related primarily to new and renovated retail stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

      Net cash used in financing activities was $29.3 million in fiscal 2003 as compared to cash provided of $38.3 million in fiscal 2002. The year-to-year decrease primarily resulted from an increase of $40.1 million in funds expended to repurchase common stock, while net borrowings decreased by $20.7 million, primarily under our Coach Japan revolving credit facility agreements. Proceeds received of $14.4 from the joint venture partner in the prior year did not recur in the current year. These amounts were partially offset by increased proceeds of $7.6 million from the exercise of stock options.

      To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank (“Fleet”), as primary lender and administrative agent, entered into a $100 million senior unsecured revolving credit facility(the “Fleet facility”). Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either a rate of LIBOR plus a margin or the prime rate announced by Fleet. This facility expires on February 27, 2004. Management has begun discussions with Fleet and the other banks to renew the facility. We expect to enter into a new agreement prior to the expiration of the current facility.

      The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

      The initial LIBOR margin under the facility was 125 basis points. For the year ended June 28, 2003, the LIBOR margin was 100 basis points, reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the year ended June 28, 2003, the commitment fee was 25 basis points.

      During fiscal 2003 there were no borrowings under the Fleet facility. In fiscal 2002 peak borrowings under the Fleet facility were $46.9 million. As of June 28, 2003, there were no outstanding borrowings under the Fleet facility. The facility remains available for seasonal working capital requirements or general corporate purpose.

      In order to provide funding for working capital and general corporate purposes, Coach Japan has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.1 billion yen or approximately $60 million at June 28, 2003. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

      These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. Coach, Inc. is not a guarantor on these facilities. These facilities include automatic renewals based on compliance with the covenants.

      During fiscal 2003 the peak borrowings under the Japanese credit facilities were $43.4 million. In fiscal 2002 peak borrowings under the under the Japanese facilities were $35.4 million. As of June 28, 2003 and June 29, 2002, borrowings under the Japanese revolving credit facility agreements were $26.5 million and $34.2 million, respectively.

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

      During fiscal 2003, Coach repurchased 1.9 million shares of common stock at an average cost of $25.89 per share. In fiscal 2002, Coach repurchased 0.9 million shares of common stock at an average cost of $11.45 per share.

      As of June 28, 2003, Coach had approximately $120 million remaining in the stock repurchase program.

      In fiscal 2003 capital expenditures were $57.1 million. We opened 20 new U.S. retail stores in fiscal 2003. Capital expenditures for these new U.S. retail and factory stores were $19 million. Store expansions and renovations were $15 million. In Japan, we invested approximately $10 million for the opening of 14 new locations. In addition, spending on department store renovations and distributor locations was $6 million. The remaining $7 million was used for information systems and corporate facilities. We financed these investments from on hand cash, internally generated cash flows and funds from our revolving credit facilities.

      Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2003, Coach purchased approximately $283 million of inventory, which was funded by on hand cash, operating cash flow and by borrowings under its revolving credit facility.

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

      Currently, Sara Lee is a guarantor or a party to many of Coach’s leases. Coach has agreed to make efforts to remove Sara Lee from all of its existing leases, and Sara Lee is not a guarantor or a party to any new or renewed leases. Coach has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee, but for which Sara Lee retains contingent liability. Coach is required to maintain this letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit had a face amount of $20.6 million, and we expect this amount to decrease annually as Coach’s guaranteed obligations are reduced. As of June 28, 2003 the letter of credit was $19.8 million. We expect that we will be required to maintain the letter of credit for at least 10 years.

      The following represents the scheduled maturities of Coach’s long-term contractual obligations as of June 28, 2003.

	Payments Due by Period

	Less than	1-3	4-5	After 5
	1 year	Years	Years	Years	Total

	(amounts in millions)
Operating leases	$47.0	$90.5	$79.1	$163.0	$379.6
Revolving credit facility	26.5	—	—	—	26.5
Long-term debt, including the current portion	0.1	0.3	0.4	2.9	3.6

Total	$73.6	$90.8	$79.5	$165.9	$409.7

      Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked-to-market are based upon independent third party sources.

     Long-Term Debt

      Coach is party to an industrial revenue bond related to its Jacksonville facility. This loan has a remaining balance of $3.6 million and bears interest at 8.77%. Principal and interest payments are made semi-annually, with the final payment due in 2014.

     Tax Rate

      Coach has completed the shutdown of its Lares, Puerto Rico, manufacturing facility. The shutdown eliminated the tax benefit Coach has received under Section 936 of the Internal Revenue Code. As a result, in fiscal year 2003 the effective tax rate increased to 37%.

     Seasonality

      Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. We anticipate that our sales and operating profit will continue to be very seasonal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could affect the financial statements.

      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for stock options and inventories.

     Stock-Based Compensation

      Two alternative methods for accounting for stock options are available: the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. See Note 1 of the Consolidated Financial Statements for expanded disclosures.

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

      For more information on Coach’s accounting policies please refer to the Notes to Consolidated Financial Statements. Other critical accounting policies are as follows:

     Valuation of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2003. See Note 6 of the Consolidated Financial Statements for long-lived asset write-downs recorded in connection with the Company’s fiscal 2002 and fiscal 2001 reorganization plans.

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

     New Accounting Standards

      On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not expense stock options; therefore the adoption of this statement will not have any impact on Coach’s consolidated financial position or results of operations. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. See Note 1 of the Consolidated Financial Statements for these expanded disclosures.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and product warranties. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurements provisions were effective for interim or annual periods ending after December 31, 2002 (see Note 7 of the Consolidated Financial Statements). The adoption of this statement did not have a material impact on Coach’s consolidated financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, “Consolidations of Variable Interest Entities”. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 did not have an impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have an impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

      Approximately 92% of Coach’s fiscal 2003 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Indonesia, Malaysia, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

      Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. The Company, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with Company risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. Prior to the formation of Coach Japan, the Company had not used foreign currency derivative instruments to hedge forecasted inventory purchases. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the euro-denominated expenses of its Italian sourcing office. During the third quarter of fiscal 2003, the Company began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations.

      The foreign currency contracts entered into by the Company have durations no greater than 12 months. The fair values of open foreign currency derivatives included in accrued liabilities at June 28, 2003 and June 29, 2002 were $0 and $3.3 million, respectively. The fair value of open foreign currency derivatives included in current assets was $0.4 million and $0 at June 28, 2003 and June 29, 2002, respectively. For fiscal 2003, open foreign currency forward contracts not designated as hedges with a notional amount of $33.2 million were fair valued and resulted in a pretax non cash benefit to earnings of $3.4 million. At June 29, 2002, open foreign currency forward contracts not designated as hedges with a notional amount of $33.2 million were fair valued and resulted in a pretax non cash charge to earnings of $3.3 million. The fair value adjustment is included as a component of selling, general and administrative expenses. Also, as of June 28, 2003, open foreign currency forward contracts designated as hedges with a notional amount of $39.3 million were fair valued resulting in an increase to equity as a benefit to other comprehensive income of $0.2 million, net of taxes. There were no foreign currency forward contracts entered into by the Company as of June 30, 2001.

     Interest Rate

      Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $30.0 million at June 28, 2003. Of this amount $26.5 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

Item 8.	Financial Statements and Supplementary Data

      See the “Index to Financial Statements”, which is located on page 36 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Based on the evaluation of the Company’s disclosure controls and procedures as of June 28, 2003, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

      Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

      The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of management set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule. See the “Index to Financial Statements” which is located on page 36 of this report.

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

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 17, 2003.

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

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS

For the Fiscal Year Ended June 28, 2003

COACH, INC.

New York, New York 10001

INDEX TO FINANCIAL STATEMENTS

Page
Number

Financial Statements
Independent Auditors’ Report	37
Report of Independent Public Accountants	38
Consolidated Balance Sheets — At June 28, 2003 and June 29, 2002	39
Consolidated Statements of Income — For Fiscal Years Ended June 28, 2003, June 29, 2002 and June 30, 2001	40
Consolidated Statement of Stockholders’ Equity — For Fiscal Years Ended June 28, 2003, June 29, 2002 and June 30, 2001	41
Consolidated Statements of Cash Flows — For Fiscal Years Ended June 28, 2003, June 29, 2002 and June 30, 2001	42
Notes to Consolidated Financial Statements	43
Market and Dividend Information	67
Financial Statement Schedules for the years ended June 28, 2003, June 29, 2002 and June 30, 2001:
Schedule II — Valuation and Qualifying Accounts	68

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Coach, Inc.:

      We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of June 28, 2003 and June 29, 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 28, 2003. Our audits also included the financial statement schedule for each of the two years in the period ended June 28, 2003 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule as of June 30, 2001 and for the year then ended, before the revisions discussed in Notes 1, 13 and 20 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated July 26, 2001 (except with respect to the matter discussed in Note 16, as to which the date is July 31, 2001. Such information is included as a component of Note 11 for the year ended June 28, 2003).

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2003 and June 29, 2002 and the results of their operations and their cash flows for each of the two years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years ended June 28, 2003 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the financial statements of the Company as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been revised to give retroactive effect to the change in the method of accounting for consideration provided to distributors or retailers to conform to Emerging Issues Task Force of the Financial Accounting Standards Board Issue 00-25, as codified by Issue 01-09 and the two-for-one split of the Company’s common stock distributed on July 3, 2002. These financial statements have also been revised to provide the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as described in Note 13, and the proforma disclosure of earnings per share on the 2001 consolidated statement of income related to the two-for-one split of the Company’s common stock described in Note 20. We audited the reclassification described in Note 1, the disclosure in Note 13 and the proforma disclosure of earnings per share on the 2001 consolidated statement of income that revised the 2001 financial statements. In our opinion, such revisions are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 financial statements of the Company other than with respect to such revisions and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

New York, New York

July 28, 2003 (August 7,
     2003 as to Note 20)

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

/s/ Arthur Andersen LLP

New York, New York

July 26, 2001 (except
     with respect to the
     matter discussed in
     Note 16, as to which the
     date is July 31, 2001)

COACH, INC.

CONSOLIDATED BALANCE SHEETS

	June 28,	June 29,
	2003	2002

	(amounts in thousands
	except share data)
ASSETS
Cash and cash equivalents	$229,176	$93,962
Trade accounts receivable, less allowances of $6,095 and $4,176, respectively	35,470	30,925
Inventories	143,807	136,404
Deferred income taxes	21,264	14,123
Prepaid expenses and other current assets	18,821	12,174

Total current assets	448,538	287,588
Property and equipment, net	118,547	90,589
Deferred income taxes	9,112	25,031
Goodwill	13,009	13,006
Indefinite life intangibles	9,389	9,389
Other noncurrent assets	19,057	14,968

Total assets	$617,652	$440,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$26,637	$25,819
Accrued liabilities	108,273	99,365
Revolving credit facility	26,471	34,169
Current portion of long-term debt	80	75

Total current liabilities	161,461	159,428
Long-term debt	3,535	3,615
Other liabilities	3,572	2,625
Minority interest	22,155	14,547

Total liabilities	190,723	180,215
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 250,000,000 shares; $0.01 par value) issued and outstanding — 91,504,628 and 89,453,722 shares, respectively	915	895
Capital in excess of par value	215,399	155,403
Retained earnings	217,622	105,509
Accumulated other comprehensive income (loss)	(1,359)	215
Unearned compensation	(5,648)	(1,666)

Total stockholders’ equity	426,929	260,356

Total liabilities and stockholders’ equity	$617,652	$440,571

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(amounts in thousands, except per share data)
Net sales	$953,226	$719,403	$600,491
Cost of sales	275,797	236,041	218,507

Gross profit	677,429	483,362	381,984
Selling, general and administrative expenses	433,667	346,354	275,727
Reorganization costs	—	3,373	4,569

Operating income	243,762	133,635	101,688
Interest income	(1,754)	(825)	(305)
Interest expense	695	1,124	2,563

Income before provision for income taxes and minority interest	244,821	133,336	99,430
Provision for income taxes	90,585	47,325	35,400
Minority interest, net of tax	7,608	184	—

Net income	$146,628	$85,827	$64,030

Net income per share
Basic	$1.63	$0.97	$0.78

Diluted	$1.58	$0.94	$0.76

Shares used in computing net income per share
Basic	89,779	88,048	81,860

Diluted	92,921	90,952	84,312

Proforma disclosure for the impact of the two-for-one stock split (See Subsequent Event, Note 20)
Proforma net income per share
Basic	$0.82	$0.49	$0.39

Diluted	$0.79	$0.47	$0.38

Proforma shares used in computing net income per share
Basic	179,558	176,096	163,719

Diluted	185,842	181,904	168,624

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Total	Preferred	Common	Capital in		Other			Shares of
	Stockholders’	Stockholders’	Stockholders’	Excess of	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Equity	Equity	Par	Earnings	Income (loss)	Compensation	Income (loss)	Stock

	(amounts in thousands)
Balances at July 1, 2000	$212,808	$—	$700	$—	$212,403	$(295)	$—		70,052
Net income	64,030	—	—	—	64,030	—	—	$64,030
Capitalization of receivable from Sara Lee	(63,783)	—	—	—	(63,783)	—	—
Assumption of long-term debt	(190,000)	—	—	—	(190,000)	—	—
Issuance of common stock, net	122,000	—	170	121,830	—	—	—		16,974
Exercise of stock options	2,046	—	4	2,042	—	—	—		346
Tax benefit from exercise of stock options	1,405	—	—	1,405	—	—	—
Translation adjustments	338	—	—	—	—	338	—	338
Minimum pension liability	(530)	—	—	—	—	(530)	—	(530)

Comprehensive income								$63,838

Balances at June 30, 2001	$148,314	$—	$874	$125,277	$22,650	$(487)	$—		87,372
Net income	85,827	—	—	—	85,827	—	—	$85,827
Shares issued for stock options and employee benefit plans	20,802	—	29	20,773	—	—	—		2,942
Tax benefit from exercise of stock options	13,793	—	—	13,793	—	—	—
Repurchase of common stock	(9,848)	—	(9)	(6,871)	(2,968)	—	—		(860)
Grant of restricted stock awards	—	—	1	2,431	—	—	(2,432)		—
Amortization of restricted stock awards	766	—	—	—	—	—	766
Translation adjustments	396	—	—	—	—	396	—	396
Minimum pension liability	306	—	—	—	—	306	—	306

Comprehensive income								$86,529

Balances at June 29, 2002	$260,356	$—	$895	$155,403	$105,509	$215	$(1,666)		89,454
Net income	146,628	—	—	—	146,628	—	—	146,628
Shares issued for stock options and employee benefit plans	28,395	—	39	28,356	—	—	—		3,950
Tax benefit from exercise of stock options	41,503	—	—	41,503	—	—	—
Repurchase of common stock	(49,947)	—	(19)	(15,413)	(34,515)	—	—		(1,929)
Grant of restricted stock awards	—	—	—	5,550	—	—	(5,550)
Amortization of restricted stock awards	1,568	—	—	—	—	—	1,568		30
Unrealized gain on cash flow hedging derivatives, net	168	—	—	—	—	168		168
Translation adjustments	(348)	—	—	—	—	(348)	—	(348)
Minimum pension liability	(1,394)	—	—	—	—	(1,394)	—	(1,394)

Comprehensive income								$145,054

Balances at June 28, 2003	$426,929	$—	$915	$215,399	$217,622	$(1,359)	$(5,648)		91,505

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,628	$85,827	$64,030
Adjustments for non cash charges included in net income:
Depreciation and amortization	30,231	25,494	24,131
Reorganization costs	—	3,373	4,569
Tax benefit from exercise of stock options	41,503	13,793	1,405
Decrease (increase) in deferred taxes	8,778	(4,969)	(5,797)
Other non cash credits, net	6,639	1,666	(192)
Changes in current assets and liabilities:
Increase in trade accounts receivable	(4,545)	(5,855)	(5,041)
Decrease in receivable from Sara Lee	—	—	31,437
Increase in inventories	(7,403)	(16,638)	(3,065)
Increase in other assets and liabilities	(9,933)	(12,843)	(357)
Increase in accounts payable	818	8,671	6,447
Increase in accrued liabilities	8,908	9,418	6,762

Net cash from operating activities	221,624	107,937	124,329

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(57,112)	(42,764)	(31,868)
Acquisitions of distributors, net of cash acquired	—	(14,805)	—
Proceeds from dispositions of property and equipment	27	1,592	799

Net cash used in investment activities	(57,085)	(55,977)	(31,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Partner contribution to joint venture	—	14,363	—
Issuance of common stock, net	—	—	122,000
Repurchase of common stock	(49,947)	(9,848)	—
Repayment of long-term debt	(75)	(45)	(190,040)
Borrowings from Sara Lee	—	—	451,534
Repayments to Sara Lee	—	—	(482,971)
Borrowings on Revolving Credit Facility	63,164	200,006	68,300
Repayments of Revolving Credit Facility	(70,862)	(186,967)	(60,600)
Proceeds from exercise of stock options	28,395	20,802	2,046

Net cash (used in) from financing activities	(29,325)	38,311	(89,731)

Increase in cash and equivalents	135,214	90,271	3,529
Cash and equivalents at beginning of period	93,962	3,691	162

Cash and equivalents at end of period	$229,176	$93,962	$3,691

Cash paid for income taxes	$56,083	$33,263	$35,664

Cash paid for interest	$679	$786	$2,349

See accompanying Notes to the Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1.     Presentation, Organization and Significant Accounting Policies

Basis of Presentation and Organization

      Coach (the “Company”) was formed in 1941 and was acquired by Sara Lee Corporation in July 1985. On June 1, 2000, Coach was incorporated under the laws of the state of Maryland. Pursuant to the Separation Agreements, Sara Lee transferred to Coach the assets and liabilities that related to the Coach business on October 2, 2000 (the “Separation Date”).

      In October 2000, Coach was listed on the New York Stock Exchange and sold 16,974 shares of its common stock, representing 19.5% of the outstanding shares in an initial public offering. In April 2001, Sara Lee completed a distribution of its ownership in Coach via an exchange offer.

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

Significant Accounting Policies

Fiscal year

      The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 28, 2003 (“fiscal 2003”), June 29, 2002 (“fiscal 2002”) and June 30, 2001 (“fiscal 2001”) were 52-week periods.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, all 100% owned subsidiaries and Coach Japan. All significant intercompany transactions and balances within the Company are eliminated in consolidation.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of less than 90 days.

Concentration of Credit Risk

      Financial instruments which potentially expose Coach to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank money market funds placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company’s allowance for bad debts, returns and allowances was $6,095 at June 28, 2003 and $4,176 at June 29, 2002. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

Inventories

      Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method (“FIFO”)) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method (“LIFO”)) or market. At the end of fiscal 2003 inventories recorded at LIFO were $650 higher than if they were valued at FIFO. In fiscal 2002 inventories recorded at LIFO were $525 lower than if they were valued at FIFO. Inventories valued under LIFO amounted to $23,484 and $27,555 in fiscal 2003 and 2002, respectively. Inventory costs include material, conversion costs, freight and duties.

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

Goodwill and Other Intangible Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill account is no longer being amortized but rather is being evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. Based on this annual evaluation the Company has concluded that there is no impairment of its goodwill and indefinite life intangible assets.

Valuation of Long-Lived Assets

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2003. See

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Note 6 of the Consolidated Financial Statements for long-lived asset write-downs recorded in connection with the Company’s fiscal 2002 and fiscal 2001 reorganization plans.

Minority Interest in Subsidiary

      Minority interest in the statements of income represents Sumitomo Corporation’s share of the equity in Coach Japan. The minority interest in the consolidated balance sheets reflects the original investment by Sumitomo in that consolidated subsidiary, along with their proportional share of the cumulative income.

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

Advertising

      Advertising costs, which include media and production, totaled $19,885, $17,279, $16,445 for fiscal year 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Shipping and Handling

      Shipping and handling costs incurred were $11,290, $10,694, $10,087 for fiscal year 2003, 2002 and 2001, respectively and are included in selling, general and administrative expenses.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases.

      For the periods prior to April 5, 2001, where Sara Lee owned greater than 80% of the Company’s outstanding capital stock, the Company’s operating results were included in Sara Lee’s consolidated U.S. and state income tax returns and in the tax returns of certain Sara Lee foreign operations. During these periods the provision for income taxes in the Company’s financial statements was prepared as if the Company were a stand-alone entity and filed separate tax returns.

Stock-Based Compensation

      The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

      The pro forma disclosure of net income and net income per share as if the fair value based method of accounting defined in the SFAS No. 123 had been applied is as follows:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Net income, as reported	$146,628	$85,827	$64,030
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(15,947)	(10,227)	(5,146)

Proforma net income	$130,681	$75,600	$58,884

Earnings per share:
Basic — as reported	$1.63	$0.97	$0.78

Basic — proforma	$1.46	$0.86	$0.72

Diluted — as reported	$1.58	$0.94	$0.76

Diluted — proforma	$1.41	$0.83	$0.70

Fair Value of Financial Instruments

      The fair value of the revolving credit facility at June 28, 2003 and June 29, 2002 approximated its carrying value due to its floating interest rates. The Company has evaluated its industrial revenue bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of June 28, 2003 and June 29, 2002, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, and accrued liabilities approximated their values due to the short-term maturities of these accounts.

      Coach, through Coach Japan, enters into foreign currency forward contracts that hedge certain U.S. dollar denominated inventory risk, that have been designated for hedge accounting. The fair value of these contracts are recognized in other comprehensive income. The fair value of the foreign currency derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Coach could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

      The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. These gains and losses were not significant for fiscal 2003, 2002 and 2001.

Net Income Per Share

      Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

Stock Split

      In May 2002, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on July 3, 2002 to stockholders of record on June 19, 2002. The effect of the stock split on earnings per share was retroactively applied to all periods presented. See Note 20 for Subsequent Event.

Recent Accounting Pronouncements

      In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on Issue 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” In November 2001, EITF 00-25 was codified in EITF 01-09. This issue addresses the recognition, measurement and income statement classification of consideration provided to distributors or retailers. Previously, the Company had recorded these activities within selling, general and administrative expenses. The Company adopted EITF 00-25 in the first quarter of fiscal 2002. In connection with this adoption, prior period amounts have been reclassified to conform with the current year’s presentation. The effect of the adoption resulted in a reclassification from selling, general and administrative expense to a reduction in net sales of $15,588 for fiscal 2001.

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not intend to expense stock options; therefore the adoption of this statement will not have any impact on Coach’s consolidated financial position or results of operations. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. See above, “Stock-Based Compensation,” for these expanded disclosures.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosures requirements for most guarantees, including loan guarantees such as standby letters of credit and product warranties. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to guarantees accounted for as derivatives. The Company adopted this interpretation in second quarter of fiscal 2003. The adoption of this statement did not have a material impact on Coach’s consolidated financial position or results of operations.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      In January 2003, the FASB issued FIN No. 46 “Consolidations of Variable Interest Entities”. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 did not have an impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have an impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

2.     Balance Sheet Components

      The components of certain balance sheet accounts are as follows:

	June 28, 2003	June 29, 2002

Property and Equipment
Machinery and equipment	$10,789	$9,069
Furniture and fixtures	101,137	82,279
Leasehold improvements	153,442	123,279
Construction in progress	26,470	22,933
Less: accumulated depreciation	(173,291)	(146,971)

Total property and equipment, net	$118,547	$90,589

Accrued Liabilities
Income and other taxes	$8,335	$13,016
Payroll and benefits	41,173	34,251
Rent, utilities, insurance, interest and administrative	18,458	15,238
Accrued operating expenses	40,307	36,860

Total accrued liabilities	$108,273	$99,365

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

3.     Income Taxes

      The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended

	June 28, 2003		June 29, 2002		June 30, 2001

	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) before provision for income taxes and minority interest:
United States	$224,380	91.7%	$125,273	94.0%	$92,163	92.7%
Puerto Rico	—	—	7,831	5.9	7,847	7.9
Foreign	20,441	8.3	232	0.1	(580)	(0.6)

Total income before provision for income taxes and minority interest:	$244,821	100.0%	$133,336	100.0%	$99,430	100.0%

Tax expense at U.S. statutory rate:	$85,687	35.0%	$46,668	35.0%	$34,801	35.0%
State taxes, net of federal benefit	10,358	4.2	3,894	2.9	3,512	3.5
Difference between U.S. and Puerto Rico tax rates	—	0.0	(1,411)	(1.1)	(2,353)	(2.4)
Nontaxable foreign sourced income	(2,069)	(0.8)	(300)	(0.2)	(1,200)	(1.2)
Other, net	(3,391)	(1.3)	(1,526)	(1.0)	640	0.7

Taxes at effective worldwide rates	$90,585	37.0%	$47,325	35.5%	$35,400	35.6%

      Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended

	June 28, 2003		June 29, 2002		June 30, 2001

	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$67,432	$1,728	$41,497	$245	$34,686	$(4,821)
Puerto Rico	31	(1,182)	50	12	267	86
Foreign	402	6,239	5,089	(5,559)	—	(221)
State	13,942	1,993	5,658	333	6,244	(841)

Total current and deferred tax provisions (benefits)	$81,807	$8,778	$52,294	$(4,969)	$41,197	$(5,797)

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Deferred tax provisions (benefits)
Depreciation	$2,269	$(261)	$(2,909)
Employee benefits	1,048	5,346	(314)
Advertising accruals	348	—	(240)
Non-deductible reserves	(2,025)	(65)	113
Other, net	7,138	(9,989)	(2,447)

Total deferred tax provisions (benefits)	$8,778	$(4,969)	$(5,797)

      The deferred tax assets at the respective year-ends were as follows:

	June 28,	June 29,	June 30,
	2003	2002	2001

Deferred tax assets
Reserves not deductible until paid	$8,193	$3,351	$3,224
Pension and other employee benefits	2,269	4,165	9,510
Property, plant and equipment	11,906	10,549	10,288
Other	8,008	21,089	9,960

Total deferred tax assets	$30,376	$39,154	$32,982

      At June 28, 2003, foreign gross tax loss carryforwards totaled approximately $3,400. These loss carryforwards have no expiration. Coach believes that it is more likely than not that the deferred tax asset associated with these losses will be realized.

4.     Debt

Revolving Credit Facilities

      Prior to February 27, 2001, Coach participated in a cash concentration system requiring that cash balances be deposited with Sara Lee, which were netted against borrowings/billings provided by Sara Lee.

      On July 2, 2000, Coach entered into a revolving credit facility with Sara Lee. The maximum borrowing permitted under this facility was $75,000. Interest accrued at U.S. dollar LIBOR plus 30 basis points. Any receivable balance from Sara Lee under this facility earned interest at U.S. dollar LIBOR minus 20 basis points. The credit facility contained certain covenants, all of which were complied with. This facility was repaid and terminated on February 27, 2001.

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

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      To provide funding for working capital for operations and general corporate purposes, on February 27, 2001, Coach, certain lenders and Fleet National Bank (“Fleet”), as primary lender and administrative agent, entered into a $100,000 senior unsecured three-year revolving credit facility (the “Fleet facility”). This facility expires on February 27, 2004. Management has begun discussions with Fleet and the other banks to renew the facility. Coach expects to enter into a new agreement prior to the expiration of the current facility.

      The initial LIBOR margin under the Fleet facility was 125 basis points. For the year ended June 28, 2003, the LIBOR margin was 100 basis points reflecting an improvement in our fixed-charge coverage ratio. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. The initial commitment fee was 30 basis points. For the year ended June 28, 2003, the commitment fee was 25 basis points. This credit facility may be prepaid without penalty or premium.

      During fiscal 2003, there were no borrowings under the Fleet facility. During fiscal 2002, peak borrowings under the Fleet facility were $46,850, which was repaid from operating cash flow by June 29, 2002. As of June 28, 2003, there were no outstanding borrowings under the Fleet facility. This facility remains available for seasonal working capital requirements or general corporate purposes.

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

      In order to provide funding for working capital and general corporate purposes, Coach Japan has entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.1 billion yen or approximately $60,000 at June 28, 2003. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

      These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. Coach, Inc. is not a guarantor on any of these facilities. These facilities include automatic renewals based on compliance with the covenants.

      During fiscal 2003, the peak borrowings under the Japanese credit facilities were $43,443. During fiscal 2002, the peak borrowings under the Japanese credit facilities were $35,426. As of June 28, 2003, the outstanding borrowings under the Japanese facilities were $26,471.

     Long-Term Debt

      Coach is party to an Industrial Revenue Bond related to its Jacksonville facility. This loan has a remaining balance of $3,615 and bears interest at 8.77%. Principal and interest payments are made semi- annually, with the final payment due in 2014.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Future principal payments under the Industrial Revenue Bond are as follows:

Fiscal Year	Amount

2004	$80
2005	115
2006	150
2007	170
2008	235
Subsequent to 2008	2,865

Total	$3,615

5.     Leases

      Coach leases certain office, distribution, retail and manufacturing facilities. The lease agreements, which expire at various dates through 2019, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and other incentives granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e. sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Minimum rentals	$47,098	$36,965	$28,929
Contingent rentals	4,885	3,292	2,902

Total rent expense	$51,983	$40,257	$31,831

      Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount

2004	$46,996
2005	46,183
2006	44,395
2007	41,187
2008	37,841
Subsequent to 2008	163,036

Total minimum future rental payments	$379,638

      Certain operating leases provide for renewal for periods of three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

6.     Reorganization Costs

      In March 2002, Coach ceased production at its Lares, Puerto Rico, manufacturing facility. This reorganization involved the termination of 394 manufacturing, warehousing and management employees and the disposition of the fixed assets at the Lares, Puerto Rico, facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $3,373 in fiscal 2002. The reorganization costs included $2,229 for worker separation costs, $659 for lease termination costs and $485 for the write-down of long-lived assets to net realizable value. The composition of the reorganization reserve, included in accrued liabilities, is set forth in the following table.

	Provision Recorded	Write-down of
	in Fiscal 2002	Long-Lived		Reorganization		Reorganization
	Reorganization	Assets to Net	Cash	Reserves as of	Cash	Reserves as of
	Reserves	Realizable Value	Payments	June 29, 2002	Payments	June 28, 2003

Workers’ separation costs	$2,229	$—	$(2,073)	$156	$(156)	$—
Lease termination costs	659	—	(616)	43	(43)	—
Losses on disposal of fixed assets	485	(485)	—	—	—	—

Total reorganization reserve	$3,373	$(485)	$(2,689)	$199	$(199)	$—

      In the first quarter of fiscal 2001, management of Coach committed to and announced a plan to cease production at the Medley, Florida, manufacturing facility in October 2000. This reorganization involved the termination of 362 manufacturing, warehousing and management employees at that facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded a reorganization cost of $4,569 in fiscal 2001. The reorganization costs included $3,103 for worker separation costs, $832 for lease termination costs and $634 for the write-down of long-lived assets to net realizable value.

      The composition of the reorganization reserve is set forth in the following table. By June 30, 2001, production ceased at the Medley facility and disposition of the fixed assets and the termination of the 362 employees had been completed.

	Provision Recorded	Write-down of
	in Fiscal 2001	Long-Lived		Reorganization
	Reorganization	Assets to Net	Cash	Reserves as of
	Reserves	Realizable Value	Payments	June 30, 2001

Workers’ separation costs	$3,103	$—	$(3,103)	$—
Lease termination costs	832	—	(832)	—
Losses on disposal of fixed assets	634	(634)	—	—

Total reorganization reserve	$4,569	$(634)	$(3,935)	$—

7.     Commitments and Contingencies

      At June 28, 2003 and June 29, 2002, the Company had letters of credit outstanding totaling $48,336 and $40,116, respectively. Included in fiscal 2003 and fiscal 2002 balance is a letter of credit totaling $19,820, which relates to leases transferred to the Company by the Sara Lee, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit for at least 10 years. The remaining letters of credit have terms ranging from one to three months and primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The adoption of FIN No. 45 did not require additional disclosures and did not impact the Company’s consolidated financial statements, as the Company does not issue guarantees related to third party indebtedness or performance.

      Coach is a party to employment agreements with certain executives, which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances.

      Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s cash flow, results of operations or financial position.

      The Company is not party to any off-balance sheet transactions or unconsolidated special purpose entities for any of the periods presented herein.

8.	Stock-Based Compensation

      Coach Stock-Based Plans. At the time of the initial public offering, Coach established the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. These plans were approved by Coach’s stockholders during fiscal 2002. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.

      Concurrent with its initial public offering in October 2000, Coach granted 6,382 options to essentially all full-time employees and 30 options to outside members of the Board of Directors at the initial public offering price of $8.

      Coach employees, at the initial public offering date, converted 2,408 Sara Lee options into the same number of Coach options while maintaining the same exercise price.

      Under Coach’s stock option plans, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option was 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 1,840, 1,084 and 191 were granted in fiscal 2003, 2002 and 2001, respectively.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      A summary of options held by Coach employees under the Coach option plans follows:

	Number of	Weighted-		Weighted-
	Coach	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
	Options	Price	Shares	Price

Outstanding at July 1, 2000	—	$—	—	$—
Granted at the initial public offering	6,412	8.00
Sara Lee options converted	2,408	12.06
Granted	1,344	14.17
Exercised	(482)	9.06
Canceled/expired	(238)	8.83

Outstanding at June 30, 2001	9,444	$9.91	1,751	$12.06
Granted	4,452	19.26
Exercised	(3,558)	10.17
Canceled/expired	(328)	10.07

Outstanding at June 29, 2002	10,010	$13.97	1,592	$13.63
Granted	4,760	30.66
Exercised	(5,088)	15.02
Canceled/expired	(917)	15.81

Outstanding at June 28, 2003	8,765	$22.23	1,437	$21.73

      The following table summarizes information about stock options under the Coach option plans at June 28, 2003.

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-
Range of	Number	Remaining	Average	Number	Weighted-
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Average
Prices	June 28, 2003	Life (Years)	Price	June 28, 2003	Exercise Price

$ 8.00 – 20.00	4,389	7.14	$13.53	750	$12.55
$20.01 – 30.00	2,381	8.96	23.43	46	26.22
$30.01 – 40.00	1,065	7.16	32.80	641	32.17
$40.01 – 51.38	930	5.65	48.34	—	—

	8,765	7.48	$22.23	1,437	$21.73

      The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Expected lives (years)	1.5	1.6	3.0
Risk-free interest rate	1.7%	3.3%	6.0%
Expected volatility	35.2%	48.3%	49.0%
Dividend yield	—%	—%	—%

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The weighted-average fair values of individual options granted were $4.89 during fiscal 2003, $4.81 during fiscal 2002 and $3.34 during fiscal 2001.

      Employee Stock Purchase Plan. During fiscal 2002, Coach established the employee stock purchase plan and received stockholder approval of this program. Under this plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 67 shares to employees in fiscal 2003 and 26 shares to employees in fiscal year 2002. Pro forma compensation expense is calculated for the fair value of employees purchase rights using the Black-Scholes model. Underlying assumptions are an expected life of .5 years, risk free interest of 1.2%, expected volatility of 38.3% and dividend yield of 0%. The weighted-average fair value of the purchase rights granted during fiscal 2003 was $10.37 and $5.88 in fiscal 2002.

      Stock Unit Awards. Restricted stock unit awards of Coach common stock have been granted to employees as retention awards. The value of retention awards is determined based upon the fair value of Coach stock at the grant date.

      Stock awards are generally restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years. As of June 28, 2003, retention awards of 257 shares are outstanding. This value is initially recorded as unearned compensation and is charged to earnings over the retention period. The amortization expense related to these awards was $1,568 for fiscal 2003 and $766 for fiscal 2002.

      Deferred Compensation. Under the Coach, Inc. Executive Deferred Compensation Plan, executive officers and employees at or above the director level may elect to defer all or a portion of their annual bonus or annual base salary into the plan. Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may similarly defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans were $2,915 at June 28, 2003 and $2,051 at June 29, 2002. These amounts are reflected in other noncurrent liabilities in the consolidated balance sheets.

      The following table summarizes share and exercise price information about Coach’s equity compensation plans as of June 28, 2003.

Number of
	Number of	Weighted-	securities
	securities to be	average	remaining
	issued upon	exercise price of	available for
	exercise of	outstanding	future issuance
	outstanding	options,	under equity
	options, warrants	warrants	compensation
Plan Category	or rights	and rights	plans

Equity compensation plans approved by security holders	9,022	$21.60	5,672
Equity compensation plans not approved by security holders	233	$10.84	777

9.     Retirement Plans

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

      The annual expense incurred by Coach for the defined contribution and benefit plans is as follows:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Coach, Inc. Savings and Profit Sharing Plan	$5,308	$3,926	$—
Coach Leatherware Company, Inc. Supplemental Pension Plan	51	71	110
Patricipation in Sara Lee sponsored defined benefit plans	—	—	3,542

Total expense	$5,359	$3,997	$3,652

      The components of the Coach Leatherware Company, Inc. Supplemental Pension Plan expense were:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Components of defined benefit net periodic pension costs (benefit):
Service cost	$15	$15	$183
Interest cost	370	350	337
Expected return on assets	(381)	(381)	(415)
Amortization of:
Net initial asset	—	—	(48)
Prior service cost	1	1	29
Net actuarial loss	46	86	24

Net periodic pension cost	$51	$71	$110

      The funded status of the Coach Leatherware Company, Inc. Supplemental Pension Plan at the respective year ends was:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Projected benefit obligation:
Beginning of year	$5,414	$5,515	$5,289
Service cost	15	15	183
Interest cost	370	350	337
Benefits paid	(218)	(187)	(177)
Actuarial loss (gain)	402	(279)	(117)

Benefit obligation at end of year	$5,983	$5,414	$5,515

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Fair value of plan assets:
Beginning of year	$4,740	$4,605	$4,990
Actual return (loss) on plan assets	(659)	322	(208)
Employer contributions	—	—	—
Benefits paid	(218)	(187)	(177)

Fair value of plan assets at end of year	$3,863	$4,740	$4,605

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Funded status	$(2,120)	$(675)	$(909)
Unrecognized:
Prior service cost	1	1	1
Net actuarial loss	2,244	850	1,156
Net initial asset	—	—	—

Prepaid benefit cost recognized	$125	$176	$248

Amounts recognized on the consolidated balance sheets:
Other noncurrent assets	$1	$1	$1
Accrued benefit liability	(2,120)	(675)	(909)
Accumulated other comprehensive income	2,244	850	1,156

Prepaid benefit cost recognized	$125	$176	$248

      Net pension expense for the Coach Leatherware Company, Inc. Plan is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year.

      The assumptions used at the respective year-ends were:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Discount rate	6.50%	7.00%	6.50%
Long-term rate of return on plan assets	7.50%	8.25%	8.50%
Rate of compensation increase	5.50%	5.50%	5.50%

10.     Segment Information

      The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Coach catalog and the Internet constitute the Direct-to-Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through Coach Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Unallocated corporate expenses include production variances, general marketing, administration and information systems, distribution and customer service expenses.

	Direct-to-		Corporate
Fiscal 2003	Consumer	Indirect	Unallocated	Total

Net sales	$559,553	$393,673	$—	$953,226
Operating income	198,247	166,604	(121,089)	243,762
Interest income			1,754	1,754
Interest expense	—	—	695	695
Income (loss) before provision for income taxes and minority interest	198,247	166,604	(120,030)	244,821
Provision for income taxes	—	—	90,585	90,585
Minority interest, net of tax	—	—	7,608	7,608
Depreciation and amortization	17,484	5,327	7,420	30,231
Total assets	194,157	137,587	285,908	617,652
Additions to long-lived assets	32,520	16,602	7,990	57,112

	Direct-to-		Corporate
Fiscal 2002	Consumer	Indirect	Unallocated	Total

Net sales	$447,062	$272,341	$—	$719,403
Operating income	135,831	106,720	(108,916)	133,635
Interest income			825	825
Interest expense	—	—	1,124	1,124
Income (loss) before provision for income taxes and minority interest	135,831	106,720	(109,215)	133,336
Provision for income taxes	—	—	47,325	47,325
Minority interest, net of tax	—	—	184	184
Depreciation and amortization	16,192	1,986	7,316	25,494
Total assets	150,315	108,764	181,492	440,571
Additions to long-lived assets	28,461	21,162	7,398	57,021

	Direct-to-		Corporate
Fiscal 2001	Consumer	Indirect	Unallocated	Total

Net sales	$391,776	$208,715	$—	$600,491
Operating income	120,330	89,516	(108,158)	101,688
Interest income			305	305
Interest expense	—	—	2,563	2,563
Income (loss) before provision for income taxes and minority interest	120,330	89,516	(110,416)	99,430
Provision for income taxes	—	—	35,400	35,400
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	14,600	1,525	8,006	24,131
Total assets	135,760	60,374	62,577	258,711
Additions to long-lived assets	24,823	2,568	4,477	31,868

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The following is a summary of the common costs not allocated in the determination of segment performance.

	Fiscal Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Manufacturing variances	$6,755	$2,180	$(170)
Advertising, marketing and design	(48,491)	(44,526)	(44,837)
Administration and information systems	(51,843)	(38,512)	(35,011)
Distribution and customer service	(27,510)	(24,685)	(23,571)
Reorganization costs	—	(3,373)	(4,569)

Total corporate unallocated	$(121,089)	$(108,916)	$(108,158)

Geographic Area Information

      As of June 28, 2003, Coach operated 156 retail stores and 76 factory stores in North America and operated four distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through Coach Japan, Coach operates 93 retail and department store locations in Japan.

			Other
	United States	Japan	International(1)	Total

Fiscal 2003
Net sales	$735,890	$177,821	$39,515	$953,226
Long-lived assets	127,251	31,966	785	160,002
Fiscal 2002
Net sales	$590,237	$95,702	$33,464	$719,403
Long-lived assets	106,600	20,647	705	127,952
Fiscal 2001
Net sales	$528,585	$40,861	$31,045	$600,491
Long-lived assets	87,217	489	377	88,083

(1)	Other International sales reflect shipments to third-party distributors primarily in East Asia and, in fiscal 2002 and fiscal 2001, sales from Coach-operated retail stores in the United Kingdom.

11.     Coach Japan, Inc. and the Acquisition of Distributors

      In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach formed Coach Japan, Inc. and has completed a program to acquire the existing distributors. This entity is a joint venture with Sumitomo, which manages the Coach business in Japan. Coach owns 50% of Coach Japan and is deemed to have control as Coach appoints a majority of the Board of Directors, and, as such, Coach Japan is accounted for as a consolidated subsidiary. Under the terms of the joint venture agreement, Coach supplies its merchandise to Coach Japan for distribution and sale in Japan. Additionally, the joint venture agreement contains provisions to enable Coach to purchase the remaining minority interest in Coach Japan after the beginning of the seventh year of the joint venture agreement. Alternatively, Sumitomo could require Coach to purchase its ownership interest in the joint venture after such time as established in the terms of the joint venture agreement.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      On July 31, 2001, Coach Japan completed the purchase of 100% of the capital stock of P.D.C. Co. Ltd. (“PDC”) from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $9,018. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. At the time of acquisition PDC operated 63 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The fair value of assets acquired was $22,351, and liabilities assumed were $20,732. Excess purchase price over fair market value is reported as goodwill. Results of the acquired business are included in the consolidated financial statements from August 1, 2001, onward. Unaudited pro forma information related to this acquisition are not included, as the impact of this transaction is not material to the consolidated results of the Company.

      On January 1, 2002, Coach Japan completed the buyout of the distribution rights and assets, related to the Coach business, from J. Osawa and Company, Ltd. (“Osawa”) for $5,792 in cash. At the time of the acquisition, Osawa operated 13 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The assets acquired of $5,371 were recorded at estimated fair values as determined by the Company’s management. Goodwill of $421 has been recognized for the excess of the purchase price over the estimate of fair market value of the net assets acquired. Results of the acquired business are included in the consolidated financial statements from January 1, 2002, onward. Unaudited pro forma information related to this acquisition are not included, as the impact of this transaction is not material to the consolidated results of the Company.

      As of June 28, 2003 there were 95 Coach locations in Japan, including 75 department stores and 18 retail stores managed by Coach Japan and two airport locations operated by a distributor.

12.     Derivative Instruments and Hedging Activities

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

      Substantially all purchases and sales involving international parties are denominated in U.S. dollars, the majority of which are not hedged using any derivative instruments. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar-denominated inventory purchases. The Company, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. Prior to the formation of Coach Japan, the Company had not used foreign currency derivative instruments. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the euro-denominated expenses of its Italian sourcing office. During the third quarter of fiscal 2003, the Company began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      In assessing the fair value of these contracts, the Company has utilized independent valuations. However, some judgment is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

      The foreign currency contracts entered into by the Company have durations no greater than 12 months. The fair values of open foreign currency derivatives included in accrued liabilities at June 28, 2003 and June 29, 2002 were $0 and $3,308, respectively. The fair value of open foreign currency derivatives included in current assets was $405 and $0 at June 28, 2003 and June 29, 2002, respectively. For fiscal 2003, open foreign currency forward contracts not designated as hedges with a notional amount of $33,150 were fair valued and resulted in a pretax non cash benefit to earnings of $3,357. At June 29, 2002, open foreign currency forward contracts not designated as hedges with a notional amount of $33,150 were fair valued and resulted in a pretax non cash charge to earnings of $3,252. The fair value adjustment is included as a component of selling, general and administrative expenses. Also, as of June 28, 2003, open foreign currency forward contracts designated as hedges with a notional amount of $39,300 were fair valued resulting in an increase to equity as a benefit to other comprehensive income of $168, net of taxes. There were no foreign currency forward contracts entered into by the Company as of June 30, 2001.

13.     Goodwill and Intangible Assets

      The Company adopted SFAS No. 142 in the first quarter of fiscal 2002, resulting in no goodwill or trademark amortization expense in fiscal 2002 and fiscal 2003. Under this standard, goodwill and indefinite life intangible assets, such as the Company’s trademarks, are no longer amortized but are subject to annual impairment tests. In accordance with SFAS No. 142, prior period amounts were not restated. Coach recorded goodwill and trademark amortization expense of $900 in fiscal 2001. If the guidance of the statement had been applied retroactively, prior year results would have been different than previously reported. A reconciliation of net income as reported to adjusted net income for the exclusion of goodwill and trademark amortization, net of tax, for fiscal 2001 is as follows:

Fiscal Year Ended
June 30, 2001

Net income, as reported	$64,030
Add back: amortization expense, net of tax	664

Proforma net income	$64,694

Earnings per share as reported:
Basic	$0.78

Diluted	$0.76

Proforma earnings per share:
Basic	$0.79

Diluted	$0.77

Shares used in computing earnings per share:
Basic	81,860

Diluted	84,312

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Changes in the carrying amounts of net goodwill for the years ended June 28, 2003 and June 29, 2002 are as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at June 30, 2001	$3,408	$1,516	$4,924
PDC acquisition	—	7,399	7,399
Osawa acquisition	—	421	421
Foreign exchange impact	—	262	262

Balance at June 29, 2002	$3,408	$9,598	$13,006
Foreign exchange impact	—	3	3

Balance at June 28, 2003	$3,408	$9,601	$13,009

14.     Earnings Per Share

      Prior to October 2, 2000, Coach operated as a division of Sara Lee and did not have any shares outstanding. The initial capitalization of Coach, Inc. was two shares. On October 2, 2000, a stock dividend was declared resulting in 70,052 shares held by Sara Lee. The number of shares outstanding has been restated to reflect the effect of this stock dividend for all periods presented prior to October 2, 2000. During October 2000, the initial public offering of the Company’s common stock was accomplished, resulting in the issuance of an additional 16,974 shares. Following the offering, 87,026 shares were outstanding. Dilutive securities include share equivalents held in employee benefit programs and the impact of stock option programs.

      The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Net earnings	$146,628	$85,827	$64,030

Total basic shares	89,779	88,048	81,860
Dilutive securities:
Employee benefit and stock award plans	460	342	244
Stock option programs	2,682	2,562	2,208

Total diluted shares	92,921	90,952	84,312

Earnings per share:
Basic	$1.63	$0.97	$0.78

Diluted	$1.58	$0.94	$0.76

15.     Relationship with Sara Lee

      Prior to the Separation Date, Coach operated as a division of Sara Lee. As a division three types of intercompany transactions were recorded in the Coach intercompany account with Sara Lee: cash collections from Coach’s operations that were deposited into the intercompany account; cash borrowings that were used to fund operations; and allocations of corporate expenses and charges. Cash collections included all cash receipts required to be deposited into the intercompany account as part of the Sara Lee cash concentration

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

system. Cash borrowings made by Coach from the Sara Lee cash concentration system were used to fund operating expenses.

      The Company was charged with allocations of corporate expenses in the amounts of $31,437 for fiscal 2001, which was included as a component of selling, general and administrative expenses. These charges consisted of expenses for business insurance, medical insurance, employee benefit plan amounts, income, employment and other tax amounts and allocations from Sara Lee for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, human resources and benefits administration. As of the Separation Date there are no further transactions of this nature.

16.     Shareholder Rights Plan

      On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock.

      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. The Company is currently aware of one institutional shareholder whose common stock holdings exceed the 10% threshold established by the rights plan. This holder has been given permission to increase its ownership in the Company to a maximum of 15%, subject to certain exceptions, before triggering the provision of the rights plan.

17.     Business Interruption Insurance

      Coach operated a retail store in the World Trade Center since 1995. During fiscal 2001, the store generated sales of $4,382. As a result of the September 11, 2001 attack, the store was destroyed. Inventory of $180 and fixed assets of $353 were removed from the accounts, and Coach has received payments under its property insurance coverage.

      Losses relating to the Company’s business interruption coverage have been filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses. In fiscal 2003 Coach received payments of $1,484 under its business interruption coverage. In fiscal 2002 Coach received payments of $1,413 under its business interruption coverage. These amounts have been included as a reduction of selling, general and administrative expenses.

18.     Stock Repurchase Program

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

      During the fiscal 2003, the Company repurchased 1,929 shares of common stock at an average cost of $25.89 per share. During fiscal 2002, the Company repurchased 860 shares of common stock at an average cost of $11.45 per share.

      As of June 28, 2003, Coach had approximately $120,000 remaining in the stock repurchase program.

19.     Related-Party Transaction

      On July 26, 2001, Coach made a loan to Reed Krakoff, its President, Executive Creative Director, in the principal amount of $2,000. The loan bears interest at a rate of 5.12% per annum, compounded annually. This loan amount and the applicable accrued interest, less payments received, is recorded as a component of other noncurrent assets in the accompanying balance sheet as of June 28, 2003. Repayments of $400 principal must be made on or before each of July 26, 2003, 2004, 2005; the remaining $800 of principal, together with all accrued interest under the loan, must be paid on or before July 26, 2006. Mr. Krakoff may repay these amounts at any time. As collateral for the loan, Mr. Krakoff pledged to Coach his options to purchase 300 shares of Coach common stock at a price of $8.00 per share, including the shares of stock and any cash or other property he receives upon exercise of or in exchange for those options. Mr. Krakoff would be obligated to repay the loan in full immediately following certain events of default, including his failure to make payments under the loan as scheduled, his bankruptcy or the termination of his employment with Coach for any reason.

      On November 7, 2002, Mr. Krakoff paid Coach the first principal payment of $400 under the loan agreement. Upon receipt of this payment, the collateral options were reduced proportionately under the terms of the agreement.

20.     Subsequent Event

      On August 7, 2003, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split will be distributed on October 1, 2003 to stockholders of record on September 17, 2003. The presented financial statements do not reflect the impact of the stock split other than the proforma disclosures presented on the consolidated statements of income, as the distribution of the additional shares has not occurred.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

21.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003
Net sales	192,791	308,523	220,396	231,516
Gross profit	131,224	216,842	159,807	169,556
Net income	22,480	62,431	31,853	29,864
Earnings per common share:
Basic	$0.25	$0.70	$0.35	$0.33
Diluted	$0.24	$0.68	$0.34	$0.32
Fiscal 2002
Net sales	150,702	235,750	161,571	171,380
Gross profit	96,571	161,618	111,106	114,067
Net income	12,538	44,166	11,817	17,306
Earnings per common share:
Basic	$0.14	$0.51	$0.13	$0.19
Diluted	$0.14	$0.49	$0.13	$0.19
Fiscal 2001
Net sales	131,495	211,028	125,714	132,254
Gross profit	81,931	136,882	80,442	82,729
Net income	7,591	39,204	7,993	9,242
Earnings per common share:
Basic	$0.11	$0.45	$0.09	$0.11
Diluted	$0.11	$0.44	$0.09	$0.10

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

	Fiscal Year Ended 2003

	High		Low

Quarter ended
September 28, 2002	$29.36		$18.13
December 28, 2002	34.47		23.59
March 29, 2003	39.93		29.17
June 28, 2003	52.88		37.08
Closing price at June 27, 2003		$49.94

	Fiscal Year Ended 2002

	High		Low

Quarter ended
September 29, 2001	$21.10		$10.95
December 29, 2001	19.32		11.42
March 30, 2002	26.28		18.98
June 29, 2002	29.94		23.93
Closing price at June 28, 2002		$27.45

	Fiscal Year Ended 2001

	High		Low

Quarter ended
September 30, 2000	$—		$—
December 30, 2000	14.38		8.00
March 31, 2001	18.00		11.22
June 30, 2001	19.25		11.80
Closing price at June 29, 2001		$19.03

      Coach has never declared or paid any cash dividends on its common stock. Coach currently intends to retain future earnings, if any, for use in its business and is presently not planning to pay regular cash dividends in its common stock. The Fleet facility prohibits Coach from paying dividends while the credit facility is in place, with certain exceptions. Any future determination to pay cash dividends will be at the discretion of Coach’s Board of Directors and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended June 28, 2003, June 30, 2002 and June 30, 2001

		Provision
		Charged
	Balance at	to Costs	Write-offs/		Balance
	Beginning	and	Allowances		at End of
	of Year	Expenses	Taken		Year

	(amounts in thousands)
Fiscal 2003
Allowance for bad debts	$1,335	$97	$(120)		$1,312
Allowance for returns	2,841	3,561	(1,619)		4,783

Total	$4,176	$3,658	$(1,739)		$6,095

Fiscal 2002
Allowance for bad debts	$776	$674	$(115)		$1,335
Allowance for returns	5,512	268	(2,939	)(1)	2,841

Total	$6,288	$942	$(3,054)		$4,176

Fiscal 2001
Allowance for bad debts	$535	$355	$(114)		$776
Allowance for returns	5,396	3,048	(2,932)		5,512

Total	$5,931	$3,403	$(3,046)		$6,288

(1)	Includes a reclassification to accrued liabilities of $2,412 related to consumer returns where there is not an outstanding receivable.

COACH, INC.

EXHIBITS TO FORM 10-K

For the Fiscal Year Ended June 28, 2003

Commission File No. 1-16153

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
4.1	Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated herein by reference from Exhibit 4 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank, which is incorporated herein by reference from Exhibit 10.18 to Coach’s Registration Statement on Form S-4 (Registration No. 333-54402)
10.2	Master Separation Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.3	Tax Sharing Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.2 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.4	General Assignment and Assumption Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.3 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.5	Employee Matters Agreement between Coach and Sara Lee, which is incorporated by reference herein from Exhibit 2.4 to Coach’s Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000
10.6	Real Estate Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.5 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.7	Master Transitional Services Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.8	Indemnification and Insurance Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.9	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.10	Coach, Inc. 2000 Stock Incentive Plan
10.11	Coach, Inc. Executive Deferred Compensation Plan

Exhibit
No.	Description

10.12	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on October 4, 2001
10.13	Coach, Inc. 2000 Non-Employee Director Stock Plan
10.14	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors
10.15	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.16	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.17	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.18	Secured Loan Agreement dated July 26, 2001 between Coach and Reed Krakoff, which is incorporated by reference herein from Exhibit 10.17 to Coach’s Form 10-K for the fiscal year ended June 30, 2001, filed with the Commission on September 21, 2001
10.19	Pledge, Assignment and Security Agreement dated July 26, 2001 between Coach and Reed Krakoff, which is incorporated by reference herein from Exhibit 10.18 to Coach’s Form 10-K for the fiscal year ended June 30, 2001, filed with the Commission on September 21, 2001
10.20	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort
10.21	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff
10.22	Employment Agreement dated June 1, 2003 between Coach and Keith Monda
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications

      (b) Reports on Form 8-K

      Current Report on Form 8-K, filed with the Commission on April 22, 2003. This report contained the Company’s preliminary earnings result for the third quarter of fiscal year 2003.

      Current Report on Form 8-K, filed with the Commission on June 13, 2003. This report described a Rule 10b5-1 trading plan instituted by the Company’s Chairman and Chief Executive Officer.

      Current Report on Form 8-K, filed with the Commission on July 29, 2003. This report contained the Company’s preliminary earnings result for the fourth quarter of, and full year for, fiscal year 2003.