Form 10-Q
period 2003-09-27
COACH INC
filed 2003-11-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

Yes [X]  No  [  ]

On October 31, 2003, the Registrant had 185,572,862 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 27 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, or “continue”, or the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases, other information and gain access to periodic reports to the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	June 28,
	2003	2003

	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$255,357	$229,176
Trade accounts receivable, less allowances of $6,113 and $6,095, respectively	59,859	35,470
Inventories	176,794	143,807
Other current assets	37,431	40,085

Total current assets	529,441	448,538
Goodwill and other intangible assets	22,780	22,398
Property and equipment, net	125,119	118,547
Other noncurrent assets	27,150	28,169

Total assets	$704,490	$617,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$41,537	$26,637
Accrued liabilities	108,240	108,273
Revolving credit facility	28,233	26,471
Current portion of long-term debt	115	80

Total current liabilities	178,125	161,461
Long-term debt	3,420	3,535
Other liabilities	5,027	3,572
Minority interest	24,849	22,155

Total liabilities	211,421	190,723
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 184,353,672 and 183,009,256 shares, respectively	1,843	1,830
Capital in excess of par value	241,587	214,484
Retained earnings	259,951	217,622
Accumulated other comprehensive income (loss)	1,077	(1,359)
Unearned compensation	(11,389)	(5,648)

Total stockholders’ equity	493,069	426,929

Total liabilities and stockholders’ equity	$704,490	$617,652

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended

	September 27,	September 28,
	2003	2002

	(amounts in thousands, except per share data)
Net sales	$258,375	$192,791
Cost of sales	70,466	61,567

Gross profit	187,909	131,224
Selling, general and administrative expenses	116,284	93,616

Operating income	71,625	37,608
Interest income, net	(405)	(165)

Income before provision for income taxes and minority interest	72,030	37,773
Provision for income taxes	27,008	13,977
Minority interest, net of tax	2,693	1,316

Net income	$42,329	$22,480

Net income per share
Basic	$0.23	$0.13

Diluted	$0.22	$0.12

Shares used in computing net income per share
Basic	183,588	177,458

Diluted	190,959	183,984

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Total	Preferred	Common	Capital in
	Stockholders’	Stockholders’	Stockholders’	Excess	Retained
	Equity	Equity	Equity	of Par	Earnings

Balances at June 29, 2002	$260,356	$—	$1,790	$154,508	$105,509
Net income	146,628	—	—	—	146,628
Shares issued for stock options and employee benefit plans	28,395	—	79	28,316	—
Tax benefit from exercise of stock options	41,503	—	—	41,503	—
Repurchase of common stock	(49,947)	—	(39)	(15,393)	(34,515)
Grant of restricted stock awards	—	—	—	5,550	—
Amortization of restricted stock awards	1,568	—	—	—	—
Unrealized gain on cash flow hedging derivatives, net	168	—	—	—	—
Translation adjustments	(348)	—	—	—	—
Minimum pension liability	(1,394)	—	—	—	—
Comprehensive income

Balances at June 28, 2003	426,929	—	1,830	214,484	217,622
Net income	42,329	—	—	—	42,329
Shares issued for stock options and employee benefit plans	10,259	—	13	10,246	—
Tax benefit from exercise of stock options	9,953	—	—	9,953	—
Grant of restricted stock awards	—	—	—	6,904	—
Amortization of restricted stock awards	1,163	—	—	—	—
Unrealized (loss) on cash flow hedging derivatives, net	(745)	—	—	—	—
Translation adjustments	3,181	—	—	—	—
Comprehensive income

Balances at September 27, 2003 (unaudited)	$493,069	$—	$1,843	$241,587	$259,951

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated			Shares
	Other			of
	Comprehensive	Unearned	Comprehensive	Common
	Income (loss)	Compensation	Income (loss)	Stock

Balances at June 29, 2002	$215	$(1,666)		178,908
Net income	—	—	$146,628
Shares issued for stock options and employee benefit plans	—	—		7,900
Tax benefit from exercise of stock options	—	—
Repurchase of common stock	—	—		(3,858)
Grant of restricted stock awards	—	(5,550)
Amortization of restricted stock awards	—	1,568		59
Unrealized gain on cash flow hedging derivatives, net	168		168
Translation adjustments	(348)	—	(348)
Minimum pension liability	(1,394)	—	(1,394)

Comprehensive income			$145,054

Balances at June 28, 2003	(1,359)	(5,648)		183,009
Net income	—	—	$42,329
Shares issued for stock options and employee benefit plans	—	—		1,345
Tax benefit from exercise of stock options	—	—
Grant of restricted stock awards	—	(6,904)
Amortization of restricted stock awards	—	1,163		—
Unrealized (loss) on cash flow hedging derivatives, net	(745)		(745)
Translation adjustments	3,181	—	3,181

Comprehensive income			$44,765

Balances at September 27, 2003 (unaudited)	$1,077	$(11,389)		184,354

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended

	September 27,	September 28,
	2003	2002

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,329	$22,480
Adjustments for non cash charges included in net income:
Depreciation and amortization	8,845	6,480
Tax benefit from exercise of stock options	9,953	1,520
Increase in deferred taxes	(90)	(70)
Other non cash credits, net	4,894	1,368
Changes in current assets and liabilities:
Increase in trade accounts receivable	(24,389)	(14,084)
Increase in inventories	(32,987)	(16,320)
Decrease in other assets and liabilities	5,013	2,146
Increase in accounts payable	14,900	6,728
Decrease in accrued liabilities	(33)	(2,614)

Net cash from operating activities	28,435	7,634

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(14,196)	(13,034)
Proceeds from dispositions of property and equipment	1	—

Net cash used in investment activities	(14,195)	(13,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(49,947)
Repayment of long-term debt	(80)	(75)
Borrowings on revolving credit facility	68,497	14,930
Repayments of revolving credit facility	(66,735)	(14,057)
Proceeds from exercise of stock options	10,259	4,620

Net cash from (used in) financing activities	11,941	(44,529)

Increase (decrease) in cash and cash equivalents	26,181	(49,929)
Cash and cash equivalents at beginning of period	229,176	93,962

Cash and cash equivalents at end of period	$255,357	$44,033

Cash paid for income taxes	$939	$446

Cash paid for interest	$66	$98

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter ended September 27, 2003 are not necessarily indicative of results to be expected for the entire fiscal year, ending July 3, 2004 (“fiscal 2004”).

     The condensed consolidated financial statements include the accounts of the Company, all 100% owned subsidiaries and Coach Japan, Inc. All significant intercompany transactions and balances within the Company are eliminated in consolidation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 28, 2003 (“fiscal 2003”).

2. Stock-Based Compensation

     Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” no compensation cost is recognized for stock options and replacement stock options under the stock-based compensation plans and shares purchased under the employee stock purchase plan.

     Had compensation cost for the grants for stock-based compensation been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, net income and net income per share, basic and diluted, for the quarters ended September 27, 2003 and September 28, 2002 would have been as follows:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarters Ended

	September 27,	September 28,
	2003	2002

Net income	$42,329	$22,480
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,724)	(2,855)

Proforma net income	$36,605	$19,625

Earnings per share:
Basic - as reported	$0.23	$0.13

Basic - proforma	$0.20	$0.11

Diluted - as reported	$0.22	$0.12

Diluted - proforma	$0.19	$0.11

3. Stock Split

     On August 7, 2003, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on October 1, 2003 to stockholders of record on September 17, 2003. The effect of the stock split on earnings per share was retroactively applied to all periods presented.

4. Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of the fiscal year ended June 29, 2002 (“fiscal 2002”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives, such as the Company’s trademarks, are no longer amortized but are subject to annual impairment tests or more frequently if changes in circumstances indicate that the asset might be impaired.

     The carrying value of goodwill and other indefinite life intangible assets as of September 27, 2003 and June 28, 2003 was comprised of the following:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

	September 27,	June 28,
	2003	2003

Goodwill	$13,391	$13,009
Indefinite life intangible assets	9,389	9,389

Total	$22,780	$22,398

     The carrying value of goodwill as of September 27, 2003 and June 28, 2003, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at June 28, 2003	$3,408	$9,601	$13,009
Foreign exchange impact	—	382	382

Balance at September 27, 2003	$3,408	$9,983	$13,391

4. Debt

     At September 27, 2003, the LIBOR margin on our credit facility (the “Fleet facility”) was 75 basis points. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. At September 27, 2003, the commitment fee was 20 basis points. This credit facility may be prepaid without penalty or premium.

     Subsequent to the end of the first quarter of fiscal 2004, the Company renewed the Fleet facility, extending the facility expiration to October 16, 2006. The terms of the renewal are substantially the same as the original facility.

     During the first quarters of fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of September 27, 2003, there were no outstanding borrowings under the Fleet facility. This facility remains available for seasonal working capital requirements or general corporate purposes.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

     Coach Japan has available credit facilities with several Japanese financial institutions. These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of the facilities. Coach, Inc. is not a guarantor on any of these facilities.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

     During the first quarters of fiscal 2004 and fiscal 2003 the peak borrowings under the Japanese credit facilities were $31,020 and $38,606, respectively. As of September 27, 2003 and June 28, 2003, the outstanding borrowings under the Japanese facilities were $28,233 and $26,471, respectively.

5. Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarters Ended

	September 27,	September 28,
	2003	2002

Net earnings	$42,329	$22,480

Total basic shares	183,588	177,458
Dilutive securities:
Employee benefit and stock award plans	1,286	892
Stock option programs	6,085	5,634

Total diluted shares	190,959	183,984

Earnings per share:
Basic	$0.23	$0.13

Diluted	$0.22	$0.12

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, distribution and customer service expenses.

Quarter Ended	Direct-to-		Corporate
September 27, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$134,476	$123,899	$—	$258,375
Operating income (loss)	43,724	58,528	(30,627)	71,625
Interest income, net	—	—	(405)	(405)
Income (loss) before provision for income taxes and minority interest	43,724	58,528	(30,222)	72,030
Provision for income taxes	—	—	27,008	27,008
Minority interest, net of tax	—	—	2,693	2,693
Depreciation and amortization	4,387	1,690	2,768	8,845
Total assets	221,762	170,560	312,168	704,490
Additions to long-lived assets	10,549	2,027	1,620	14,196

Quarter Ended	Direct-to-		Corporate
September 28, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$106,570	$86,221	$—	$192,791
Operating income (loss)	29,218	39,097	(30,707)	37,608
Interest income, net	—	—	(165)	(165)
Income (loss) before provision for income taxes and minority interest	29,218	39,097	(30,542)	37,773
Provision for income taxes	—	—	13,977	13,977
Minority interest, net of tax	—	—	1,316	1,316
Depreciation and amortization	4,120	681	1,679	6,480
Total assets	181,729	145,232	99,388	426,349
Additions to long-lived assets	9,646	974	2,414	13,034

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

     The following is a summary of the common costs not allocated in the determination of segment performance.

	Quarters Ended

	September 27,	September 28,
	2003	2002

Production variances	$3,112	$(1,515)
Advertising, marketing and design	(11,724)	(10,568)
Administration and information systems	(15,131)	(12,189)
Distribution and customer service	(6,884)	(6,435)

Total corporate unallocated	$(30,627)	$(30,707)

Geographic Area Information

     As of September 27, 2003, Coach operated 162 retail stores and 77 factory stores in North America and operated four manufacturing, distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through Coach Japan, Coach operates 94 retail and department store locations in Japan.

Quarter Ended			Other
September 27, 2003	United States	Japan	International	Total

Net sales	$192,679	$49,537	$16,159	$258,375
Long-lived assets	131,551	33,575	755	165,881

Quarter Ended			Other
September 28, 2002	United States	Japan	International	Total

Net sales	$150,266	$33,289	$9,236	$192,791
Long-lived assets	113,289	19,491	757	133,537

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

7. Commitments and Contingencies

     At September 27, 2003, the Company had letters of credit outstanding totaling $41,509, of which $18,932 relates to the letter of credit obtained under leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

     Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s cash flows, results of operations or financial position.

8. Derivative Instruments and Hedging Activities

     The fair values of open foreign currency derivatives included in accrued liabilities at September 27, 2003 and June 28, 2003 were $855 and $0, respectively. At September 27, 2003 and June 28, 2003, the fair value of open foreign currency derivatives included in current assets was $0 and $405, respectively. For the quarter ended September 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $745, net of taxes. For the quarter ended September 28, 2002, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $1,809, included as a reduction to selling, general and administrative expenses.

9. Stock Repurchase Program

     The Coach Board of Directors has authorized the establishment of a common stock repurchase program. Under this program, up to $180,000 may be utilized to repurchase common stock through January 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

     During the first quarter of fiscal 2004, the Company did not repurchase any shares of common stock. During the first quarter of fiscal 2003, the Company repurchased 3,858 shares of common stock at an average cost of $12.95 per share.

     As of September 27, 2003, Coach had approximately $120,000 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended September 27, 2003 and September 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

10. Business Interruption Insurance

     In fiscal 2002, Coach’s World Trade Center location was completely destroyed, as a result of the September 11th attack. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

     For the quarters ended September 27, 2003 and September 28, 2002, Coach received $1,087 and $0, respectively, under its business interruption coverage. This amount is included as a reduction to selling, general and administrative expenses.

11. Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Overview

     Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a premier accessories marketer in the United States. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with expanding international brand recognition. Coach sells its products through upscale department and specialty stores, its own retail stores; direct mail catalog and on-line store. Coach has built upon its national brand awareness in the United States by expanding into international sales, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensing products with the Coach brand name.

     Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers, and by licensing its brand name to select manufacturers.

Results of Operations

     The following is a discussion of the results of operations for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 and a discussion of the changes in financial condition during the first quarter of fiscal 2004.

     Net sales by business segment in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 are as follows:

	Quarters Ended

				Percentage of
	Net Sales			Total Net Sales

	(unaudited)			(unaudited)
	September 27,	September 28,	Rate of	September 27,	September 28,
	2003	2002	Increase	2003	2002

	(dollars in millions)		(’04 v. ’03)
Direct-to-consumer	$134.5	$106.6	26.2%	52.1%	55.3%
Indirect	123.9	86.2	43.7%	47.9	44.7

Total net sales	$258.4	$192.8	34.0%	100.0%	100.0%

Consolidated statements of income for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 are as follows:

	Quarters Ended

	September 27,		September 28,
	2003		2002

	(unaudited)		(unaudited)
	(dollars in millions, except for earnings per share)
		% of		% of
	$	net sales	$	net sales

Net sales	$257.5	99.7%	$191.8	99.5%
Licensing revenue	0.9	0.3	1.0	0.5

Total net sales	258.4	100.0	192.8	100.0
Cost of sales	70.5	27.3	61.6	31.9

Gross profit	187.9	72.7	131.2	68.1
Selling, general and administrative expenses	116.3	45.0	93.6	48.6

Operating income	71.6	27.7	37.6	19.5
Interest income, net	(0.4)	(0.2)	(0.2)	(0.1)

Income before provision for income taxes and minority interest	72.0	27.9	37.8	19.6
Provision for income taxes	27.0	10.4	14.0	7.2
Minority interest, net of tax	2.7	1.0	1.3	0.7

Net income	$42.3	16.4%	$22.5	11.7%

Net income per share:
Basic	$0.23		$0.13

Diluted	$0.22		$0.12

Weighted-average number of shares:
Basic	183.6		177.5

Diluted	191.0		184.0

First Quarter Fiscal 2004 Compared to First Quarter Fiscal 2003

Net Sales

     Net sales increased by 34.0% to $258.4 million in the first quarter of fiscal 2004, from $192.8 million during the same period in fiscal 2003. These results reflect increased volume in both the direct-to-consumer and the indirect segments.

     Direct-to-Consumer. Net sales increased 26.2% to $134.5 million during the first quarter of fiscal 2004, from $106.6 million during the same period for fiscal 2003. Comparable store sales growth for retail stores and factory stores open during the quarter was 29.2% and 7.6%, respectively. Comparable store growth for the entire domestic store chain was 17.8%, which represented $16.9 million of the net sales increase. Since the end of the first quarter fiscal 2003, Coach has opened 20 retail stores and two factory stores; and expanded seven retail and four factory stores; which accounted for $10.2 million of the increase in net sales. The Internet business accounted for the remaining sales increase. The increase in net sales was partially offset by the closure of two retail stores and one factory store since the end of the first quarter of fiscal 2003.

     Indirect. Net sales increased 43.7% to $123.9 million in the first quarter of fiscal 2004 from $86.2 million during the same period of fiscal 2003. The increase was primarily driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $16.3 million over the comparable period in the prior year. We opened 15 locations in Japan since the end of the first quarter of fiscal 2003, which represented approximately $11.4 million of the increase. In addition, our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $7.9 million of the increase. The increase in net sales was partially offset by the closure of four stores since the end of the first quarter of fiscal 2003. The U.S. wholesale, international wholesale and business-to-business divisions contributed increased sales of $6.9 million, $6.2 million and $5.7 million, respectively, as compared to the comparable period in the prior year. During the quarter, US Wholesale began a program to focus only on higher volume locations. As a result, the number of store locations was reduced to approximately 1,100 doors. The locations that were exited were low volume and did not have a significant impact on sales. The remaining change in net sales was due to increases in other indirect channels.

Gross Profit

     Gross profit increased 43.2% to $187.9 million in the first quarter of fiscal 2004 from $131.2 million during the same period in fiscal 2003. Gross margin increased approximately 460 basis points to 72.7% in the first quarter of fiscal 2004 from 68.1% during the same period in fiscal 2003. This improvement was driven by a shift in product mix, reflecting increased penetration of higher margin mixed materials, which contributed approximately 220 basis points; the continuing impact of sourcing cost initiatives, which contributed approximately 180 basis points; and a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 60 basis points.

     The following chart illustrates the gross margin performance Coach has experienced over the last five quarters.

	Fiscal Year Ended June 28, 2003				Fiscal Year Ending July 3, 2004

	(unaudited)				(unaudited)
	Q1	Q2	Q3	Q4	Q1

Gross margin	68.1%	70.3%	72.5%	73.2%	72.7%

Selling, General and Administrative Expenses

     Selling general and administrative expenses increased 24.2% to $116.3 million in the first quarter of fiscal 2004 from $93.6 million during the same period in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses during the first quarter of fiscal 2004 were 45.0% compared to 48.6% during the first quarter of fiscal 2003. The dollar increase was caused primarily by increased variable expenses related to Coach Japan, increased domestic store operating expenses due to new stores and increased variable expenses to support increased net sales, quarter on quarter.

     Selling expenses increased by 29.5% to $80.4 million, or 31.1% of net sales, in the first quarter of fiscal 2004 from $62.1 million, or 32.2% of net sales, during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to an increase in operating costs associated with Coach Japan and operating costs associated with stores that were not open until after the first quarter of fiscal 2003. The increase in Coach Japan expenses was $8.8 million, driven by new stores and increased variable expenses related to higher sales. Domestically, Coach opened 20 new retail stores and two new factory stores since the end of the first quarter of fiscal 2003. The new stores increased expenses by $8.5 million. The remaining increase to selling expenses was due to increased variable expenses to support comparable store growth.

     Advertising, marketing, and design costs increased by 8.9% to $13.4 million, or 5.2% of net sales, in the first quarter of fiscal 2004, from $12.3 million, or 6.4% of net sales, during the same period in fiscal 2003. The dollar increase was primarily due to increased employee staffing costs.

     Distribution and customer service expenses increased to $7.4 million in the first quarter of fiscal 2004 from $7.0 million during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to higher sales volumes, partially offset by efficiency gains at the distribution and customer service facility, which resulted in a decline in the ratio to net sales from 3.6% in the first quarter of fiscal 2003 to 2.9% in the first quarter of fiscal 2004.

     Administrative expenses increased by 23.8% to $15.1 million, or 5.8% of net sales, in the first quarter of fiscal 2004 from $12.2 million, or 6.3% of net sales, during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to increased professional and consulting fees, offset by business interruption proceeds of $1.1 million, related to our World Trade Center location.

Operating Income

     Operating income increased 90.4% to $71.6 million in the first quarter of fiscal 2004 from $37.6 million in the first quarter of fiscal 2003. This increase resulted from higher sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses.

Interest Income, Net

     Net interest income was $0.4 million in the first quarter of fiscal 2004 as compared to $0.2 million in the first quarter of fiscal 2003. The dollar change was primarily due to increased positive cash balances during the first quarter of fiscal 2004.

Minority Interest

     Minority interest expense was $2.7 million, or 1.0% of net sales, in the first quarter of fiscal 2004 as compared to $1.3 million or 0.7% of net sales, in the first quarter of fiscal 2003. These changes were due to increased profit from the operations of Coach Japan.

Income Taxes

     The effective tax rate increased to 37.5% in the first quarter of fiscal 2004 compared with the 37.0% recorded in the first quarter of fiscal 2003.

Net Income

     Net income increased 88.3% to $42.3 million in the first quarter of fiscal 2004 from $22.5 million in the first quarter of fiscal 2003. This increase was the result of increased operating income partially offset by a higher provision for income taxes and a higher minority interest.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash from operating activities was $28.4 million for the first quarter of fiscal 2004 compared to $7.6 million in the first quarter of fiscal 2003. The year-to-year improvement was primarily the result of higher first quarter earnings of $19.8 million.

     Net cash used in investment activities were for capital expenditures and amounted to $14.2 million in the first quarter of fiscal 2004, compared to $13.0 million in the first quarter of fiscal 2003. In both periods, capital expenditures related primarily to new and renovated retail stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash from financing activities was $11.9 million for the first quarter of fiscal 2004 compared to $44.5 million used in the comparable period of fiscal 2003. The year-to-year change primarily resulted from the non recurrance of $49.9 million in funds expended to repurchase common stock in the first quarter of fiscal 2003. In addition, there was a $5.6 million increase in proceeds received from the exercise of stock options, as compared to the comparable period in the prior year.

     At September 27, 2003, the LIBOR margin on our Fleet facility was 75 basis points. Under this revolving credit facility, Coach pays a commitment fee of 20 to 35 basis points based on any unused amounts. At September 27, 2003, the commitment fee was 20 basis points. This credit facility may be prepaid without penalty or premium.

     Subsequent to the end of the first quarter of fiscal 2004, the Company renewed the Fleet facility, extending the facility expiration to October 16, 2006. The terms of the renewal are substantially the same as the original facility.

     During the first quarter of fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of September 27, 2003, there were no outstanding borrowings under the Fleet facility. The facility remains available for seasonal working capital requirements or general corporate purpose.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     To provide funding for working capital, the acquisition of distributors and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $77 million at September 27, 2003. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first quarters of fiscal 2004 and fiscal 2003, the peak borrowings under the Japanese credit facilities were $31.0 million and $38.6 million, respectively. As of September 27, 2003 and June 28, 2003, borrowings under the Japanese revolving credit facility agreements were $28.2 million and $26.5 million, respectively.

     The Coach Board of Directors has authorized the establishment of a common stock repurchase program. Under this program, up to $180 million may be utilized to repurchase common stock through January 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate and other uses. Coach may terminate or limit the stock repurchase program at any time.

     During the first quarter of fiscal 2004, the Company did not repurchase any shares of common stock. During the first quarter of fiscal 2003, Coach repurchased 3.8 million shares of common stock at an average cost of $12.95 per share.

     As of September 27, 2003, Coach had approximately $120 million remaining in the stock repurchase program.

     We expect that fiscal 2004 capital expenditures will be approximately $74 million. The Company plans to open at least 20 new U.S. retail stores in fiscal 2004, of which seven were opened at the end of the first quarter. We estimate that fiscal 2004 capital expenditures for new U.S. retail and factory stores will be approximately $17 million, while store expansions and renovations will be approximately $9 million. In addition, spending on department store renovations and distributor locations will be approximately $9 million. In Japan, we will invest approximately $23 million for the opening of about 10 new locations. The remaining $16 million will be used for information systems and corporate facilities. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our revolving credit facility.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2004, Coach purchased approximately $103 million of inventory, which was funded by operating cash flow.

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

Seasonality

     Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. Over the past several years, we have achieved higher levels of growth in the non holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and we will continue to smooth our business. However, we anticipate that the holiday quarter will continue to represent a larger portion of our sales and operating profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 28, 2003 are those that depend most heavily on these judgements and estimates. As of September 27, 2003, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

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

     Substantially all of Coach’s fiscal 2003 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Indonesia, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

     Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. Coach, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with Company risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the Euro denominated expenses of its Italian sourcing office. During the third quarter of fiscal 2003, the Company began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations.

     The fair values of open foreign currency derivatives included in accrued liabilities at September 27, 2003 and June 28, 2003 were $0.9 million and $0, respectively. At September 27, 2003 and June 28, 2003, the fair value of open foreign currency derivatives included in current assets was $0 and $0.4 million, respectively. For the quarter ended September 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $0.7 million, net of taxes. For the quarter ended September 28, 2002, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $1.8 million, included as a component of selling, general and administrative expenses.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $31.8 million at September 27, 2003. Of this amount, $28.2 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4. Controls and Procedures

     Based on the evaluation of the Company’s disclosure controls and procedures as of September 27, 2003, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

     Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees. As part of its policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforceability of certain of Coach’s intellectual properties. Although Coach’s litigation with present or former employees is routine and incidental to the conduct of Coach’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. Coach believes, however, that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach’s business or consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security — Holders

In connection with the 2003 Annual Meeting of Stockholders held on November 5, 2003, stockholders were asked to vote with respect to one proposal. A total of 81,753,385 votes were cast as follows:

Proposal Number 1 – Election of Directors – The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld

Joseph Ellis	79,396,321	2,357,064
Lew Frankfort	80,180,376	1,573,009
Sally Frame Kasaks	78,853,419	2,899,966
Gary Loveman	78,858,570	2,894,815
Irene Miller	78,859,091	2,894,294
Keith Monda	81,192,016	561,369
Michael Murphy	73,338,667	8,414,718

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

Current report on Form 8-K, filed with Commission on October 21, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: November 7, 2003