Form 10-Q
period 2003-12-27
COACH INC
filed 2004-02-06
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2003

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

Yes [X]            No [  ]

On January 30, 2004, the Registrant had 186,664,457 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 31 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, or “continue”, the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information and gain access to periodic filings to the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	June 28,
	2003	2003

	(unaudited)
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$372,775	$229,176
Trade accounts receivable, less allowances of $6,968 and $6,095, respectively	94,452	35,470
Inventories	157,226	143,807
Other current assets	51,548	40,085

Total current assets	676,001	448,538

Goodwill and other intangible assets	23,048	22,398
Property and equipment, net	132,353	118,547
Other noncurrent assets	29,880	28,169

Total assets	$861,282	$617,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$55,176	$26,637
Accrued liabilities	143,061	108,273
Revolving credit facility	34,432	26,471
Current portion of long-term debt	115	80

Total current liabilities	232,784	161,461

Long-term debt	3,420	3,535
Other liabilities	5,274	3,572
Minority interest, net of tax	30,135	22,155

Total liabilities	271,613	190,723
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 186,438,397 and 183,009,256 shares, respectively	1,864	1,830
Capital in excess of par value	288,221	214,484
Retained earnings	306,480	217,622
Accumulated other comprehensive income (loss)	3,458	(1,359)
Unearned compensation	(10,354)	(5,648)

Total stockholders’ equity	589,669	426,929

Total liabilities and stockholders’ equity	$861,282	$617,652

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(amounts in thousands, except per share data)
Net sales	$411,513	$308,523	$669,888	$501,314
Cost of sales	106,370	91,681	176,836	153,248

Gross profit	305,143	216,842	493,052	348,066
Selling, general and administrative expenses	144,439	114,242	260,723	207,858

Operating income	160,704	102,600	232,329	140,208
Interest (income), net	(466)	(110)	(871)	(275)

Income before provision for income taxes and minority interest	161,170	102,710	233,200	140,483
Provision for income taxes	60,445	38,003	87,453	51,980
Minority interest, net of tax	5,287	2,276	7,980	3,592

Net income	$95,438	$62,431	$137,767	$84,911

Net income per share
Basic	$0.52	$0.35	$0.75	$0.48

Diluted	$0.50	$0.34	$0.72	$0.46

Shares used in computing net income per share
Basic	185,231	177,956	184,418	177,990

Diluted	191,985	183,861	191,480	184,205

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

						Accumulated			Shares
	Total	Preferred	Common	Capital in		Other			of
	Stockholders’	Stockholders’	Stockholders’	Excess	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Equity	Equity	of Par	Earnings	Income (loss)	Compensation	Income (loss)	Stock

Balances at June 29, 2002	$260,356	$—	$1,790	$154,508	$105,509	$215	$(1,666)		178,908
Net income	146,628	—	—	—	146,628	—	—	$146,628
Shares issued for stock options and employee benefit plans	28,395	—	79	28,316	—	—	—		7,900
Tax benefit from exercise of stock options	41,503	—	—	41,503	—	—	—
Repurchase of common stock	(49,947)	—	(39)	(15,393)	(34,515)	—	—		(3,858)
Grant of restricted stock awards	—	—	—	5,550	—	—	(5,550)
Amortization of restricted stock awards	1,568	—	—	—	—	—	1,568		59
Unrealized gain on cash flow hedging derivatives, net	168	—	—	—	—	168		168
Translation adjustments	(348)	—	—	—	—	(348)	—	(348)
Minimum pension liability	(1,394)	—	—	—	—	(1,394)	—	(1,394)

Comprehensive income								$145,054

Balances at June 28, 2003	426,929	—	1,830	214,484	217,622	(1,359)	(5,648)		183,009
Net income	137,767	—	—	—	137,767	—	—	$137,767
Shares issued for stock options and employee benefit plans	18,060	—	49	18,011	—	—	—		4,940
Tax benefit from exercise of stock options	54,852	—	—	54,852	—	—	—
Repurchase of common stock	(54,954)	—	(15)	(6,030)	(48,909)	—	—		(1,511)
Grant of restricted stock awards	—	—	—	6,904	—	—	(6,904)
Amortization of restricted stock awards	2,198	—	—	—	—	—	2,198
Unrealized (loss) on cash flow hedging derivatives, net	(810)	—	—	—	—	(810)		(810)
Translation adjustments	5,627	—	—	—	—	5,627	—	5,627

Comprehensive income								$142,584

Balances at December 27, 2003 (unaudited)	$589,669	$—	$1,864	$288,221	$306,480	$3,458	$(10,354)		186,438

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	December 27,	December 28,
	2003	2002

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,767	$84,911
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,523	13,507
Tax benefit from exercise of stock options	54,852	21,540
Increase in deferred taxes	(155)	(89)
Other non cash credits, net	12,465	3,216
Changes in current assets and liabilities:
Increase in trade accounts receivable	(58,982)	(36,359)
(Increase) decrease in inventories	(13,419)	496
(Increase) decrease in other assets and liabilities	(11,779)	1,547
Increase in accounts payable	28,539	8,386
Increase in accrued liabilities	34,788	29,375

Net cash from operating activities	202,599	126,530

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(30,043)	(26,951)
Proceeds from dispositions of property and equipment	56	20

Net cash used in investment activities	(29,987)	(26,931)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common stock	(54,954)	(49,947)
Repayment of long-term debt	(80)	(75)
Borrowings on revolving credit facility	133,321	32,367
Repayments of revolving credit facility	(125,360)	(24,032)
Proceeds from exercise of stock options	18,060	19,267

Net cash used in financing activities	(29,013)	(22,420)

Increase in cash and cash equivalents	143,599	77,179
Cash and cash equivalents at beginning of period	229,176	93,962

Cash and cash equivalents at end of period	$372,775	$171,141

Cash paid for income taxes	$21,780	$24,361

Cash paid for interest	$170	$194

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter and six months ended December 27, 2003 are not necessarily indicative of results to be expected for the entire fiscal year, ending July 3, 2004 (“fiscal 2004”).

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

2. Stock-Based Compensation

     Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” no compensation cost is recognized for stock options and replacement stock options under the stock-based compensation plans or shares purchased under the employee stock purchase plan.

     Had compensation cost for the grants for stock-based compensation been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, net income and net income per share, basic and diluted, for the quarters and six months ended December 27, 2003 and December 28, 2002 would have been as follows:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income	$95,438	$62,431	$137,767	$84,911
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6,337)	(3,537)	(12,061)	(6,392)

Proforma net income	$89,101	$58,894	$125,706	$78,519

Earnings per share:
Basic - as reported	$0.52	$0.35	$0.75	$0.48

Basic - proforma	$0.48	$0.33	$0.68	$0.44

Diluted - as reported	$0.50	$0.34	$0.72	$0.46

Diluted - proforma	$0.46	$0.32	$0.66	$0.43

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

     The carrying value of goodwill and other indefinite life intangible assets as of December 27, 2003 and June 28, 2003 was comprised of the following:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

	December 27,	June 28,
	2003	2003

Goodwill	$13,659	$13,009
Indefinite life intangible assets	9,389	9,389

Total	$23,048	$22,398

     The net carrying value of goodwill as of December 27, 2003 and June 28, 2003, by operating segment, was as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at June 28, 2003	$3,408	$9,601	$13,009
Foreign exchange impact	—	650	650

Balance at December 27, 2003	$3,408	$10,251	$13,659

5. Debt

     On October 16, 2003, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, renewed its $100,000 senior unsecured revolving credit facility (the “Fleet facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Fleet facility can be expanded to $125,000 and during the first two years of its term the expiration date can be extended for one additional year, to October 16, 2007.

     During the first six months of fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of December 27, 2003, there were no outstanding borrowings under the Fleet facility. This facility is available for seasonal working capital requirements or general corporate purposes.

     Coach pays a commitment fee of 12.5 to 30 basis points, based on the Company’s fixed charge coverage ratio, on any unused amounts of the revolving credit facility. At December 27, 2003, the commitment fee was 20 basis points. At December 27, 2003, the LIBOR margin on the Fleet facility was 75 basis points. This credit facility may be prepaid without penalty or premium.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

     Coach Japan has available credit facilities with several Japanese financial institutions. These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of the facilities. Coach, Inc. is not a guarantor on any of these facilities.

     During the first six months of fiscal 2004 and fiscal 2003 the peak borrowings under the Japanese credit facilities were $36,084 and $42,661, respectively. As of December 27, 2003 and June 28, 2003 the outstanding borrowings under the Japanese facilities were $34,432 and $26,471, respectively.

6. Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net earnings	$95,438	$62,431	$137,767	$84,911

Total basic shares	185,231	177,956	184,418	177,990
Dilutive securities:
Employee benefit and stock award plans	1,285	855	1,285	873
Stock option programs	5,469	5,050	5,777	5,342

Total diluted shares	191,985	183,861	191,480	184,205

Earnings per share:
Basic	$0.52	$0.35	$0.75	$0.48

Diluted	$0.50	$0.34	$0.72	$0.46

7. Segment Information

     The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. Indirect refers to

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

sales of Coach products to other retailers and includes sales through Coach Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and customer service expenses.

Quarter Ended	Direct-to-		Corporate
December 27, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$237,084	$174,429	$—	$411,513
Operating income (loss)	109,471	87,603	(36,370)	160,704
Interest income, net	—	—	(466)	(466)
			—
Income (loss) before provision for income taxes and minority interest	109,471	87,603	(35,904)	161,170
Provision for income taxes	—	—	60,445	60,445
Minority interest, net of tax	—	—	5,287	5,287
Depreciation and amortization	5,296	1,693	2,689	9,678
Total assets	232,496	190,183	438,603	861,282
Additions to long-lived assets	8,312	5,627	1,908	15,847

Quarter Ended	Direct-to-		Corporate
December 28, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$191,470	$117,053	$—	$308,523
Operating income (loss)	83,977	51,188	(32,565)	102,600
Interest income, net	—	—	(110)	(110)
Income (loss) before provision for income taxes and minority interest	83,977	51,188	(32,455)	102,710
Provision for income taxes	—	—	38,003	38,003
Minority interest, net of tax	—	—	2,276	2,276
Depreciation and amortization	4,388	1,027	1,612	7,027
Total assets	193,341	139,330	234,619	567,290
Additions to long-lived assets	7,555	4,144	2,218	13,917

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

Six Months Ended	Direct-to-		Corporate
December 27, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$371,560	$298,328	$—	$669,888
Operating income (loss)	153,195	146,131	(66,997)	232,329
Interest income, net	—	—	(871)	(871)
			—
Income (loss) before provision for income taxes and minority interest	153,195	146,131	(66,126)	233,200
Provision for income taxes	—	—	87,453	87,453
Minority interest, net of tax	—	—	7,980	7,980
Depreciation and amortization	9,683	3,383	5,457	18,523
Total assets	232,496	190,183	438,603	861,282
Additions to long-lived assets	18,861	7,654	3,528	30,043

Six Months Ended	Direct-to-		Corporate
December 28, 2002	Consumer	Indirect	Unallocated	Total

Net sales	$298,040	$203,274	$—	$501,314
Operating income (loss)	113,195	90,285	(63,272)	140,208
Interest income, net	—	—	(275)	(275)
Income (loss) before provision for income taxes and minority interest	113,195	90,285	(62,997)	140,483
Provision for income taxes	—	—	51,980	51,980
Minority interest, net of tax	—	—	3,592	3,592
Depreciation and amortization	8,508	1,708	3,291	13,507
Total assets	193,341	139,330	234,619	567,290
Additions to long-lived assets	17,201	5,118	4,632	26,951

     The following is a summary of the common operating costs not allocated in the determination of segment performance.

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Production variances	$1,558	$690	$4,670	$(825)
Advertising, marketing and design	(16,436)	(15,123)	(28,160)	(25,691)
Administration and information systems	(13,243)	(10,442)	(28,374)	(22,631)
Distribution and customer service	(8,249)	(7,690)	(15,133)	(14,125)

Total corporate unallocated	$(36,370)	$(32,565)	$(66,997)	$(63,272)

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

Geographic Area Information

     As of December 27, 2003, Coach operated 165 retail stores and 77 factory stores in North America and operated distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through Coach Japan, Coach operates 97 retail and department store locations in Japan.

Quarter Ended			Other
December 27, 2003	United States	Japan	International	Total

Net sales	$314,474	$77,781	$19,258	$411,513
Long-lived assets	135,879	39,424	770	176,073

Quarter Ended			Other
December 28, 2002	United States	Japan	International	Total

Net sales	$251,632	$46,365	$10,526	$308,523
Long-lived assets	119,417	21,967	812	142,196

Six Months Ended			Other
December 27, 2003	United States	Japan	International	Total

Net sales	$507,153	$127,318	$35,417	$669,888
Long-lived assets	135,879	39,424	770	176,073

Six Months Ended			Other
December 28, 2002	United States	Japan	International	Total

Net sales	$401,898	$79,654	$19,762	$501,314
Long-lived assets	119,417	21,967	812	142,196

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

8. Commitments and Contingencies

     At December 27, 2003, the Company had letters of credit outstanding totaling $49,055. Of this amount, $17,859 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

     Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s cash flows, results of operations or financial position.

9. Derivative Instruments and Hedging Activities

     The fair values of open foreign currency derivatives included in accrued liabilities at December 27, 2003 and June 28, 2003 were $521 and $0, respectively. At December 27, 2003 and June 28, 2003, the fair value of open foreign currency derivatives included in current assets was $0 and $405, respectively. For the six months ended December 27, 2003 and December 28, 2002, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $810 and $262, respectively, net of taxes. Also, for the six months ended December 28, 2002, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $2,492, included as a reduction to selling, general and administrative expenses.

10. Stock Repurchase Program

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

     During the first six months of fiscal 2004 and fiscal 2003, the Company repurchased and retired 1,511 and 3,858 shares, respectively, of common stock, at an average cost of $36.36 and $12.95, respectively, per share.

     As of December 27, 2003, Coach had approximately $65,000 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended December 27, 2003 and December 28, 2002
(dollars and shares in thousands, except per share data)
(unaudited)

11. Business Interruption Insurance

     In fiscal 2002, Coach’s World Trade Center location was completely destroyed, as a result of the September 11th attack. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

     For the quarters ended December 27, 2003 and December 28, 2002, Coach received $1,570 and $0, respectively, under its business interruption coverage. For the six months ended December 27, 2003 and December 28, 2002, Coach received $2,657 and $0, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Executive Overview

     Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a leading American designer and marketer of fine accessories and gifts for women and men. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with an expanding international brand recognition. Coach sells its products worldwide through its own retail stores, select department and specialty stores, its on-line store and its direct mail catalog. Coach has built upon its brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensing products with the Coach brand name.

     Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers, and by licensing its brand name to select manufacturers. During the quarter ended December 27, 2003, net sales increased 33.4% to $411.5 million from $308.5 million during the same period of fiscal 2003. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended December 27, 2003 increased 56.6% to $160.7 million from $102.6 million generated in the same period of fiscal 2003, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended December 27, 2003 increased 52.9% to $95.4 million from $62.4 million generated in the same period of fiscal 2003. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest charge.

     During the six months ended December 27, 2003, net sales increased 33.6% to $669.9 million from $501.3 million during the same period of fiscal 2003. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the six months ended December 27, 2003 increased 65.7% to $232.4 million from $140.2 million generated in the same period of fiscal 2003, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the six months ended December 27, 2003 increased 62.2% to $137.8 million from $84.9 million generated in the same period of fiscal 2003. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest charge.

Results of Operations

     The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003 and a discussion of the changes in financial condition during the first six months of fiscal 2004.

Second Quarter Fiscal 2004 Compared to Second Quarter Fiscal 2003

     Consolidated statements of income for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 are as follows:

	Quarter Ended

	December 27,		December 28,
	2003		2002

	(unaudited)		(unaudited)
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales

Net sales	$410.0	99.6%	$307.3	99.6%
Licensing revenue	1.5	0.4	1.2	0.4

Total net sales	411.5	100.0	308.5	100.0
Cost of sales	106.4	25.9	91.7	29.7

Gross profit	305.1	74.2	216.8	70.3
Selling, general and administrative expenses	144.4	35.1	114.2	37.0

Operating income	160.7	39.1	102.6	33.3
Interest income, net	(0.5)	(0.1)	(0.1)	(0.0)

Income before provision for income taxes and minority interest	161.2	39.2	102.7	33.3
Provision for income taxes	60.5	14.7	38.0	12.4
Minority interest, net of tax	5.3	1.3	2.3	0.7

Net income	$95.4	23.2%	$62.4	20.2%

Net income per share:
Basic	$0.52		$0.35

Diluted	$0.50		$0.34

Weighted-average number of shares:
Basic	185.2		178.0

Diluted	192.0		183.9

Net Sales

     Net sales by business segment in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 are as follows:

	Quarter Ended

				Percentage of
	Net Sales			Total Net Sales

	(unaudited)			(unaudited)
	December 27,	December 28,	Rate of	December 27,	December 28,
	2003	2002	Increase	2003	2002

	(dollars in millions)		(’04 v. ’03)
Direct-to-consumer	$237.1	$191.5	23.8%	57.6%	62.1%
Indirect	174.4	117.0	49.0%	42.4	37.9

Total net sales	$411.5	$308.5	33.4%	100.0%	100.0%

     Direct-to-Consumer Net sales increased 23.8 % to $237.1 million during the second quarter of fiscal 2004, from $191.5 during the same period of fiscal 2003. The growth was primarily driven by increased sales in our domestic retail and factory store divisions. Comparable store sales growth for retail stores and factory stores open during the quarter was 16.4% and 9.4%, respectively. Comparable store growth for the entire domestic store chain was 13.7%, which represented approximately $24.0 million of the net sales increase. Since the end of the second quarter of fiscal 2003, Coach has opened 17 retail stores and three factory stores, which accounted for approximately $16.2 million of the net sales increase and also expanded four retail and four factory stores, which accounted for approximately $4.2 million of the net sales increase. The Internet business accounted for the remaining sales increase. The increase in net sales was slightly offset by the closure of two retail and two factory stores since the end of the second quarter of fiscal 2003.

     Indirect Net sales increased 49.0% to $174.4 million in the second quarter of fiscal 2004 from $117.0 million during the same period of fiscal 2003. The increase was primarily driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $31.6 million over the comparable quarter in the prior year. We have opened 14 locations in Japan since the end of the second quarter of fiscal 2003, which represented approximately $16.1 million of the increase. Our Japan locations experienced double-digit comparable net sales gains from the prior year, which represented approximately $8.8 million of the increase. In addition, the impact of foreign currency exchange rates resulted in an increase in net sales of $8.1 million. These increases were partially offset by the closure of four locations since the end of the second quarter of fiscal 2003. The business-to-business, international wholesale, and U.S. wholesale divisions contributed increased sales of $8.6 million, $8.2 million and $7.3 million, respectively, as compared to the same period in the prior year. The remaining change in net sales was due to increases in other indirect channels.

Gross Profit

     Gross profit increased 40.7% to $305.1 million in the second quarter of fiscal 2004 from $216.8 million during the same period in fiscal 2003. Gross margin increased approximately 390 basis points to 74.2% in the second quarter of fiscal 2004 from 70.3% during the same period in fiscal 2003. This improvement was driven by a shift in product mix, reflecting increased penetration of higher margin mixed material product, which contributed approximately 200 additional basis points, and a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 190 additional basis points.

     The following chart illustrates the gross margin performance Coach has experienced over the last six quarters.

	Fiscal Year Ended June 28, 2003				Fiscal Year Ending July 3, 2004

	Q1	Q2	Q3	Q4	Q1	Q2

	(unaudited)				(unaudited)

Gross margin	68.1%	70.3%	72.5%	73.2%	72.7%	74.2%

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 26.4% to $144.4 million in the second quarter of fiscal 2004 from $114.2 million during the same period in fiscal 2003. The dollar increase was caused primarily by variable expenses related to Coach Japan, increased domestic store operating expenses due to new stores and increased variable expenses to support increased net sales, as compared to the same period in the prior year. As a percentage of net sales, selling, general and administrative expenses during the second quarter of fiscal 2004 were 35.1% compared to 37.0% during the second quarter of fiscal 2003. This improvement was due to leveraging our expense base on higher sales.

     Selling expenses increased 33.8% to $103.4 million, or 25.1% of net sales, in the second quarter of fiscal 2004 from $77.3 million, or 25.1% of net sales, during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to an increase in operating costs associated with Coach Japan and operating costs associated with U.S. stores that were not opened until after the second quarter of fiscal 2003. The increase in Coach Japan expenses was $13.4 million, driven by new stores operating expenses and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $3.6 million. Domestically, Coach has opened 17 new retail stores and three new factory stores since the end of the second quarter of fiscal 2003. The new stores increased expenses by $3.4 million. The remaining increase to selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 4.4% to $19.0 million, or 4.6% of net sales, in the second quarter of fiscal 2004, from $18.2 million, or 5.9% of net sales, during the same period in fiscal 2003. The dollar increase was primarily due to increased staffing costs.

     Distribution and customer service expenses increased to $8.8 million in the second quarter of fiscal 2004 from $8.3 million during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio to net sales from 2.7% in the second quarter of fiscal 2003 to 2.1% in the second quarter of fiscal 2004.

     Administrative expenses increased 26.9% to $13.2 million, or 3.2% of net sales, in the second quarter of fiscal 2004 from $10.4 million, or 3.4% of net sales, during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to increased staffing costs as well as professional and consulting fees, offset by business interruption proceeds of $1.6 million, related to our World Trade Center location.

Interest Income, Net

     Net interest income was $0.5 million in the second quarter of fiscal 2004 as compared to $0.1 million in the second quarter of fiscal 2003. The dollar change was primarily due to increased positive cash balances during the second quarter of fiscal 2004.

Income Taxes

     The effective tax rate increased to 37.5% in the second quarter of fiscal 2004 compared with the 37.0% recorded in the second quarter of fiscal 2003.

Minority Interest, Net of Tax

     Minority interest expense was $5.3 million, or 1.3% of net sales, in the second quarter of fiscal 2004 compared to $2.3 million, or 0.7% of net sales, in the second quarter of fiscal 2003. The increase was due to increased profits from the operations of Coach Japan.

First Six Months Fiscal 2004 Compared to First Six Months Fiscal 2003

     Consolidated statements of income for the first six months of fiscal 2004 compared to the first six months of fiscal 2003 are as follows:

	Six Months Ended

	December 27,		December 28,
	2003		2002

	(unaudited)		(unaudited)
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales

Net sales	$667.5	99.6%	$499.1	99.6%
Licensing revenue	2.4	0.4	2.2	0.4

Total net sales	669.9	100.0	501.3	100.0
Cost of sales	176.8	26.4	153.2	30.6

Gross profit	493.1	73.6	348.1	69.4
Selling, general and administrative expenses	260.7	38.9	207.9	41.5

Operating income	232.4	34.7	140.2	28.0
Interest income, net	(0.9)	(0.1)	(0.3)	(0.1)

Income before provision for income taxes and minority interest	233.3	34.8	140.5	28.0
Provision for income taxes	87.5	13.0	52.0	10.4
Minority interest, net of tax	8.0	1.2	3.6	0.7

Net income	$137.8	20.6%	$84.9	16.9%

Net income per share:
Basic	$0.75		$0.48

Diluted	$0.72		$0.46

Weighted-average number of shares:
Basic	184.4		178.0

Diluted	191.5		184.2

Net Sales

     Net sales by business segment in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 are as follows:

	Six Months Ended

				Percentage of
	Net Sales			Total Net Sales

	(unaudited)			(unaudited)
	December 27,	December 28,	Rate of	December 27,	December 28,
	2003	2002	Increase	2003	2002

	(dollars in millions)		(’04 v. ’03)
Direct-to-consumer	$371.6	$298.0	24.7%	55.5%	59.4%
Indirect	298.3	203.3	46.8%	44.5	40.6

Total net sales	$669.9	$501.3	33.6%	100.0%	100.0%

     Direct-to-Consumer Net sales increased 24.7% to $371.6 million during the first six months of fiscal 2004, from $298.0 million during the same period in fiscal 2003. The growth was primarily driven by increased sales in our domestic retail and factory store divisions. Comparable store sales growth for retail stores and factory stores open during the first six months was 20.2% and 8.7%, respectively. Comparable store growth for the entire domestic store chain was 15.2%, which represented approximately $40.9 million of the net sales increase. Since the end of the first six months of fiscal 2003, Coach has opened 17 retail stores and three factory stores, which accounted for approximately $24.7 million of the net sales increase and also expanded four retail and four factory stores, which accounted for approximately $6.7 million of the net sales increase. The Internet business accounted for the remaining sales increase. The increase in net sales was slightly offset by the closure of two retail and two factory stores since the end of the first six months of fiscal 2003.

     Indirect Net sales increased 46.8% to $298.3 million in the first six months of fiscal 2004 from $203.3 million during the same period of fiscal 2003. The increase was driven by our Japanese joint venture, Coach Japan, Inc. in which net sales increased $47.9 million over the comparable period in the prior year. We have opened 14 locations in Japan since the end of the first six months of fiscal 2003, which represented approximately $27.2 million of the increase. Our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $14.4 million of the increase. In addition, the impact of foreign currency exchange rates resulted in an increase in net sales of $8.7 million. These increases were partially offset by the closure of four stores since the end of the first six months of fiscal 2003. The international wholesale, business-to-business, and U.S. wholesale divisions contributed increased sales of $14.4 million, $14.3 million and $14.2 million, respectively, as compared to the same period in the prior year. The remaining change in net sales was due to increases in other indirect channels.

Gross Profit

     Gross profit increased 41.7% to $493.1 million in the first six months of fiscal 2004 from $348.1 million during the same period in fiscal 2003. Gross margin increased approximately 420 basis points to 73.6% in the first six months of fiscal 2004 from 69.4% during the same period in fiscal 2003. This improvement was driven by a shift in product mix, reflecting increased penetration of higher margin mixed material product, which contributed approximately 210 additional basis points, a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 140 additional basis points, and the continuing impact of sourcing cost initiatives, which contributed approximately 70 additional basis points.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 25.4% to $260.7 million in the first six months of fiscal 2004 from $207.9 million during the same period in fiscal 2003. The dollar increase was caused primarily by increased variable expenses related to Coach Japan, increased domestic store operating expenses due to new stores and increased variable expenses to support increased net sales. As a percentage of net sales, selling, general and administrative expenses during the first six months of fiscal 2004 were 38.9% compared to 41.5% during the first six months of fiscal 2003. This improvement was due to leveraging our expense base on higher sales.

     Selling expenses increased 31.9% to $183.9 million, or 27.5% of net sales, in the first six months of fiscal 2004 from $139.4 million, or 27.8% of net sales, during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to an increase in operating costs associated with Coach Japan and operating costs associated with stores that were not opened until after the first six months of fiscal 2003. The increase in Coach Japan expenses was $22.3 million, driven by new store operating expenses and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $3.9 million. Domestically, Coach has opened 17 new retail stores and three new factory stores since the end of the first six months of fiscal 2003. The new stores increased expenses by $4.9 million. The remaining increase to selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 5.6% to $32.3 million, or 4.8% of net sales, in the first six months of fiscal 2004, from $30.6 million, or 6.1% of net sales, during the same period in fiscal 2003. The dollar increase was primarily due to increased staffing costs.

     Distribution and customer service expenses increased to $16.2 million in the first six months of fiscal 2004 from $15.3 million during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio to net sales from 3.0% in the first six months of fiscal 2003 to 2.4% in the first six months of fiscal 2004.

     Administrative expenses increased by 25.2% to $28.3 million, or 4.2% of net sales, in the first six months of fiscal 2004 from $22.6 million, or 4.5% of net sales, during the same period in fiscal 2003. The dollar increase in these expenses was primarily due to increased staffing costs as well as professional and consulting fees, offset by business interruption proceeds of $2.7 million, related to our World Trade Center location.

Interest Income, Net

     Net interest income was $0.9 million in the first six months of fiscal 2004 as compared to $0.3 million in the first six months of fiscal 2003. The dollar change was primarily due to increased positive cash balances during the first six months of fiscal 2004.

Income Taxes

     The effective tax rate increased to 37.5% in the first six months of fiscal 2004 compared with the 37.0% recorded in the first six months of fiscal 2003.

Minority Interest, Net of Tax

     Minority interest expense was $8.0 million, or 1.2% of net sales, in the first six months of fiscal 2004 as compared to $3.6 million, or 0.7% of net sales, in the first six months of fiscal 2003. The increase was due to increased profits from the operations of Coach Japan.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash from operating activities was $202.6 million for the first six months of fiscal 2004 compared to $126.5 million in the first six months of fiscal 2003. The year-to-year improvement was primarily the result of higher first half earnings of $52.9 million and higher tax benefit from the exercise of stock options of $33.3 million.

     Net cash used in investment activities were for capital expenditures and amounted to $30.0 million in the first six months of fiscal 2004, compared to $ 26.9 million in the first six months of fiscal 2003. In both periods, capital expenditures related primarily to new and renovated retail stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash used in financing activities was $29.0 million in the first six months of fiscal 2004 compared to $22.4 million used in the comparable period of fiscal 2003. The year-to-year increase in cash used primarily resulted from an additional $5.0 million in funds expended to repurchase common stock in the first six months of fiscal 2004, as compared to the same period in the prior year.

     On October 16, 2003, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, renewed our $100 million senior unsecured revolving credit facility (the “Fleet facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Fleet facility can be expanded to $125 million and during the first two years of its term the expiration date can be extended for one additional year, to October 16, 2007.

     During the first six months of fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of December 27, 2003, there were no outstanding borrowings under the Fleet facility. The facility remains available for seasonal working capital requirements or general corporate purpose.

     Under this revolving credit facility, Coach pays a commitment fee of 12.5 to 30 basis points, based on the Company’s fixed charge coverage ratio, on any unused amounts of the revolving credit facility. At December 27, 2003, the commitment fee was 20 basis points. At December 27, 2003, the LIBOR margin on the Fleet facility was 75 basis points. This credit facility may be prepaid without penalty or premium.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $80 million at December 27, 2003. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first six months of fiscal 2004 and fiscal 2003 the peak borrowings under the Japanese credit facilities were $36.1 million and $42.7 million, respectively. As of December 27, 2003 and June 28, 2003, the outstanding borrowings under the Japanese facilities were $34.4 million and $26.5 million, respectively.

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

     During the first six months of fiscal 2004 and fiscal 2003 the Company repurchased 1.5 million and 3.9 million shares, respectively, of common stock, at an average cost of $36.36 and $12.95, respectively, per share.

     As of December 27, 2003, Coach had approximately $65 million remaining in the stock repurchase program.

     We expect that fiscal 2004 capital expenditures will be approximately $74 million. We plan to open about 20 new U.S. retail and factory stores, at an approximate cost of $17 million. By the end of the first six months of fiscal 2004, ten stores had been opened. We expect store expansions and renovations in fiscal 2004 will be approximately $9 million. Spending on department store renovations and distributor locations will be approximately $9 million. In addition, approximately $16 million will be used for information systems and corporate facilities. In Japan, we will invest approximately $23 million, primarily for the opening of about ten new locations, store expansions and information systems. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months of fiscal 2004, Coach purchased approximately $190 million of inventory, which was funded by operating cash flow.

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

Seasonality

     Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. Over the past several years, we have achieved higher levels of growth in the non holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and we will continue to balance our year round business. However, we anticipate that the holiday quarter will continue to represent a larger portion of our sales and operating profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 28, 2003 are those that depend most heavily on these judgements and estimates. As of December 27, 2003, there have been no material changes to any of the critical accounting policies contained therein.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments with respect to Coach Japan. The following quantitative disclosures are based on quoted market prices obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities and theoretical pricing models. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ materially from those estimates.

Foreign Exchange

     Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues translated into U.S. dollars.

     Substantially all of Coach’s fiscal 2004 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Costa Rica, Italy, India, Indonesia, Spain, Turkey, Thailand, Taiwan, Korea, Hungary, Singapore, Great Britain and the Dominican Republic. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

     Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with our risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the Euro denominated expenses of its Italian sourcing office. In the third quarter of fiscal 2003, Coach began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations. During the second quarter of fiscal 2004, we reassessed this program and determined, based on current business conditions that we would discontinue hedging against the Euro.

     The fair values of open foreign currency derivatives included in accrued liabilities at December 27, 2003 and June 28, 2003 were $0.5 million and $0, respectively. At December 27, 2003 and June 28, 2003, the fair value of open foreign currency derivatives included in current assets was $0 and $0.4 million, respectively. For the six months ended December 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $0.8 million and $0.3 million, respectively, net of taxes. Also, for the six months ended December 28, 2002, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $2.5 million, included as a reduction to selling, general and administrative expenses.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $38.0 million at December 27, 2003. Of this amount, $34.4 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in interest rate applied to the fair value of debt would not have a material impact on results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

     Based on the evaluation of the Company’s disclosure controls and procedures as of December 27, 2003, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal half that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

     Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees. As part of its policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforceability of certain of Coach’s intellectual properties. Although Coach’s litigation with present or former employees is routine and incidental to the conduct of Coach’s business, as well as for any business employing significant numbers of U.S. based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. Coach believes, however, that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach’s business or consolidated financial statements.

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

Current report on Form 8-K, filed with the Commission on October 21, 2004

Current report on Form 8-K, filed with the Commission on January 7, 2004

Current report on Form 8-K, filed with the Commission on January 21, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 4, 2004