Form 10-Q
period 2004-03-27
COACH INC
filed 2004-05-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

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

Yes [X]      No [    ]

On April 30, 2004, the Registrant had 188,184,635 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 32 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements”, based on current expectations that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, or “continue”, the negative thereof or comparable terminology. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies and initiatives, including our store expansion and renovation program; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases, other information and gain access to periodic filings to the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 27,	June 28,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$445,343	$229,176
Trade accounts receivable, less allowances of $6,011 and $6,095, respectively	78,657	35,470
Inventories	153,834	143,807
Other current assets	46,978	40,085

Total current assets	724,812	448,538
Goodwill and other intangible assets	23,119	22,398
Property and equipment, net	134,506	118,547
Other noncurrent assets	29,222	28,169

Total assets	$911,659	$617,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$39,670	$26,637
Accrued liabilities	141,129	108,273
Revolving credit facility	13,264	26,471
Current portion of long-term debt	115	80

Total current liabilities	194,178	161,461
Long-term debt	3,420	3,535
Other liabilities	5,086	3,572
Minority interest, net of tax	35,347	22,155

Total liabilities	238,031	190,723
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 187,797,412 and 183,009,256 shares, respectively	1,878	1,830
Capital in excess of par value	312,735	214,484
Retained earnings	364,791	217,622
Accumulated other comprehensive income (loss)	4,113	(1,359)
Unearned compensation	(9,889)	(5,648)

Total stockholders’ equity	673,628	426,929

Total liabilities and stockholders’ equity	$911,659	$617,652

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
	(amounts in thousands, except per share data)
Net sales	$313,073	$220,396	$982,961	$721,710
Cost of sales	75,556	60,589	252,392	213,837

Gross profit	237,517	159,807	730,569	507,873
Selling, general and administrative expenses	136,648	107,060	397,371	314,918

Operating income	100,869	52,747	333,198	192,955
Interest income, net	(768)	(344)	(1,639)	(619)

Income before provision for income taxes and minority interest	101,637	53,091	334,837	193,574
Provision for income taxes	38,114	19,644	125,567	71,624
Minority interest, net of tax	5,212	1,594	13,192	5,186

Net income	$58,311	$31,853	$196,078	$116,764

Net income per share
Basic	$0.31	$0.18	$1.06	$0.65

Diluted	$0.30	$0.17	$1.02	$0.63

Shares used in computing net income per share
Basic	187,006	180,462	185,251	178,775

Diluted	193,569	186,492	192,147	184,929

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Total	Preferred	Common	Capital in
	Stockholders’	Stockholders’	Stockholders’	Excess	Retained
	Equity	Equity	Equity	of Par	Earnings
Balances at June 29, 2002	$260,356	$—	$1,790	$154,508	$105,509
Net income	146,628	—	—	—	146,628
Shares issued for stock options and employee benefit plans	28,395	—	79	28,316	—
Tax benefit from exercise of stock options	41,503	—	—	41,503	—
Repurchase of common stock	(49,947)	—	(39)	(15,393)	(34,515)
Grant of restricted stock awards	—	—	—	5,550	—
Amortization of restricted stock awards	1,568	—	—	—	—
Unrealized gain on cash flow hedging derivatives, net	168	—	—	—	—
Translation adjustments	(348)	—	—	—	—
Minimum pension liability	(1,394)	—	—	—	—

Comprehensive income
Balances at June 28, 2003	426,929	—	1,830	214,484	217,622
Net income	196,078	—	—	—	196,078
Shares issued for stock options and employee benefit plans	23,774	—	63	23,711	—
Tax benefit from exercise of stock options	73,046	—	—	73,046
Repurchase of common stock	(54,954)	—	(15)	(6,030)	(48,909)
Grant of restricted stock awards	—	—	—	7,524	—
Amortization of restricted stock awards	3,283	—	—	—	—
Unrealized loss on cash flow hedging derivatives, net	(1,041)	—	—	—	—
Translation adjustments	6,513	—	—	—	—
Comprehensive income

Balances at March 27, 2004 (unaudited)	$673,628	$—	$1,878	$312,735	$364,791

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated			Shares
	Other			of
	Comprehensive	Unearned	Comprehensive	Common
	Income (loss)	Compensation	Income (loss)	Stock
Balances at June 29, 2002	$215	$(1,666)		178,908
Net income	—	—	$146,628
Shares issued for stock options and employee benefit plans	—	—		7,900
Tax benefit from exercise of stock options	—	—
Repurchase of common stock	—	—		(3,858)
Grant of restricted stock awards	—	(5,550)
Amortization of restricted stock awards	—	1,568		59
Unrealized gain on cash flow hedging derivatives, net	168	—	168
Translation adjustments	(348)	—	(348)
Minimum pension liability	(1,394)	—	(1,394)

Comprehensive income			$145,054

Balances at June 28, 2003	(1,359)	(5,648)		183,009
Net income	—	—	$196,078
Shares issued for stock options and employee benefit plans	—	—		6,299
Tax benefit from exercise of stock options	—	—
Repurchase of common stock	—	—		(1,511)
Grant of restricted stock awards	—	(7,524)
Amortization of restricted stock awards	—	3,283
Unrealized loss on cash flow hedging derivatives, net	(1,041)	—	(1,041)
Translation adjustments	6,513	—	6,513

Comprehensive income			$201,550

Balances at March 27, 2004 (unaudited)	$4,113	$(9,889)		187,797

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 27,	March 29,
	2004	2003
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,078	$116,764
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,539	20,923
Tax benefit from exercise of stock options	73,046	25,768
Increase in deferred taxes	(171)	(89)
Other non cash credits, net	17,425	5,360
Changes in current assets and liabilities:
Increase in trade accounts receivable	(43,187)	(15,778)
(Increase) decrease in inventories	(10,027)	408
Increase in other assets and liabilities	(7,425)	(5,568)
Increase in accounts payable	13,033	3,841
Increase in accrued liabilities	32,856	12,980

Net cash from operating activities	302,167	164,609

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(41,590)	(39,067)
Proceeds from dispositions of property and equipment	57	20

Net cash used in investment activities	(41,533)	(39,047)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common stock	(54,954)	(49,947)
Repayment of long-term debt	(80)	(75)
Borrowings on revolving credit facility	166,903	39,776
Repayments of revolving credit facility	(180,110)	(40,999)
Proceeds from exercise of stock options	23,774	23,984

Net cash used in financing activities	(44,467)	(27,261)

Increase in cash and cash equivalents	216,167	98,301
Cash and cash equivalents at beginning of period	229,176	93,962

Cash and cash equivalents at end of period	$445,343	$192,263

Cash paid for income taxes	$25,513	$47,067

Cash paid for interest	$241	$286

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”), all 100% owned subsidiaries and Coach Japan, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 28, 2003 (“fiscal 2003”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months ended March 27, 2004 are not necessarily indicative of results to be expected for the entire fiscal year, ending July 3, 2004 (“fiscal 2004”).

2.	Stock-Based Compensation

     The Company accounts for stock based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, no compensation cost is recognized for stock options and replacement stock options issued under stock-based compensation plans or for shares purchased under the employee stock purchase plan. The following presents the effect on net income and earnings per share had compensation cost for the Company’s stock option grants been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net income	$58,311	$31,853	$196,078	$116,764
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6,399)	(4,428)	(18,460)	(10,820)

Proforma net income	$51,912	$27,425	$177,618	$105,944

Earnings per share:
Basic - as reported	$0.31	$0.18	$1.06	$0.65

Basic - proforma	$0.28	$0.15	$0.96	$0.59

Diluted - as reported	$0.30	$0.17	$1.02	$0.63

Diluted - proforma	$0.27	$0.15	$0.92	$0.57

3.	Stock Split

     On August 7, 2003, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on October 1, 2003 to stockholders of record on September 17, 2003. The effect of the stock split on the number of shares and earnings per share was retroactively applied to all periods presented.

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

     The net carrying value of goodwill and other indefinite life intangible assets as of March 27, 2004 and June 28, 2003 was comprised of the following:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	March 27,	June 28,
	2004	2003
Goodwill	$13,730	$13,009
Indefinite life intangible assets	9,389	9,389

Total	$23,119	$22,398

     The carrying value of goodwill as of March 27, 2004 and June 28, 2003, by operating segment, was as follows:

	Direct-to-
	Consumer	Indirect	Total
Balance at June 28, 2003	$3,408	$9,601	$13,009
Foreign exchange impact	—	721	721

Balance at March 27, 2004	$3,408	$10,322	$13,730

5.	Debt

     On October 16, 2003, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, renewed its $100,000 senior unsecured revolving credit facility (the “Fleet facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Fleet facility can be expanded to $125,000 and during the first two years of its term the expiration date can be extended for one additional year, to October 16, 2007. This facility is available for seasonal working capital requirements or general corporate purposes. The facility may be prepaid without penalty or premium.

     During the first nine months of fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of March 27, 2004, there were no outstanding borrowings under the Fleet facility.

     Coach pays a commitment fee of 12.5 to 30 basis points, based on the Company’s fixed charge coverage ratio, on any unused amounts of the revolving credit facility. At March 27, 2004, the commitment fee was 20 basis points. At March 27, 2004, the LIBOR margin on the Fleet facility was 75 basis points.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

     Coach Japan has available credit facilities with several Japanese financial institutions. These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on any of these facilities.

     During the first nine months of fiscal 2004 and fiscal 2003 the peak borrowings under the Japanese credit facilities were $36,084 and $43,443, respectively. As of March 27, 2004 and June 28, 2003 the outstanding borrowings under the Japanese facilities were $13,264 and $26,471, respectively.

6. Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net earnings	$58,311	$31,853	$196,078	$116,764

Total basic shares	187,006	180,462	185,251	178,775
Dilutive securities:
Employee benefit and stock award plans	1,284	486	1,285	420
Stock option programs	5,279	5,544	5,611	5,734

Total diluted shares	193,569	186,492	192,147	184,929

Earnings per share:
Basic	$0.31	$0.18	$1.06	$0.65

Diluted	$0.30	$0.17	$1.02	$0.63

7.	Segment Information

     The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise,

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through Coach Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information expenses, as well as distribution and customer service expenses.

Quarter Ended	Direct-to-		Corporate
March 27, 2004	Consumer	Indirect	Unallocated	Total
Net sales	$160,261	$152,812	$—	$313,073
Operating income (loss)	59,314	75,902	(34,347)	100,869
Interest income, net	—	—	(768)	(768)
Income (loss) before provision for income taxes and minority interest	59,314	75,902	(33,579)	101,637
Provision for income taxes	—	—	38,114	38,114
Minority interest, net of tax	—	—	5,212	5,212
Depreciation and amortization	7,262	1,825	2,929	12,016
Total assets	205,592	198,726	507,341	911,659
Additions to long-lived assets	5,843	3,102	2,602	11,547

Quarter Ended	Direct-to-		Corporate
March 29, 2003	Consumer	Indirect	Unallocated	Total
Net sales	$121,624	$98,772	$—	$220,396
Operating income (loss)	37,713	40,992	(25,958)	52,747
Interest income, net	—	—	(344)	(344)
Income (loss) before provision for income taxes and minority interest	37,713	40,992	(25,614)	53,091
Provision for income taxes	—	—	19,644	19,644
Minority interest, net of tax	—	—	1,594	1,594
Depreciation and amortization	4,378	1,297	1,741	7,416
Total assets	183,850	141,402	254,124	579,376
Additions to long-lived assets	5,794	4,623	1,699	12,116

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

Nine Months Ended	Direct-to-		Corporate
March 27, 2004	Consumer	Indirect	Unallocated	Total
Net sales	$531,821	$451,140	$—	$982,961
Operating income (loss)	212,509	222,033	(101,344)	333,198
Interest income, net	—	—	(1,639)	(1,639)
Income (loss) before provision for income taxes and minority interest	212,509	222,033	(99,705)	334,837
Provision for income taxes	—	—	125,567	125,567
Minority interest, net of tax	—	—	13,192	13,192
Depreciation and amortization	16,945	5,208	8,386	30,539
Total assets	205,592	198,726	507,341	911,659
Additions to long-lived assets	24,704	10,756	6,130	41,590

Nine Months Ended	Direct-to-		Corporate
March 29, 2003	Consumer	Indirect	Unallocated	Total
Net sales	$419,664	$302,046	$—	$721,710
Operating income (loss)	150,908	131,277	(89,230)	192,955
Interest income, net	—	—	(619)	(619)
Income (loss) before provision for income taxes and minority interest	150,908	131,277	(88,611)	193,574
Provision for income taxes	—	—	71,624	71,624
Minority interest, net of tax	—	—	5,186	5,186
Depreciation and amortization	12,886	3,005	5,032	20,923
Total assets	183,850	141,402	254,124	579,376
Additions to long-lived assets	22,995	9,741	6,331	39,067

     The following is a summary of the common costs not allocated in the determination of segment performance.

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Production variances	$4,936	$4,856	$9,606	$4,031
Advertising, marketing and design	(13,419)	(11,038)	(41,579)	(36,729)
Administration and information systems	(18,412)	(12,842)	(46,786)	(35,473)
Distribution and customer service	(7,452)	(6,934)	(22,585)	(21,059)

Total corporate unallocated	$(34,347)	$(25,958)	$(101,344)	$(89,230)

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

Geographic Area Information

     As of March 27, 2004, Coach operated 167 retail stores and 77 factory stores in North America and operated distribution, product development and quality control locations in the United States, Italy and China. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through Coach Japan, Coach operates 98 retail, factory and department store locations in Japan.

Quarter Ended			Other
March 27, 2004	United States	Japan	International	Total
Net sales	$224,185	$71,917	$16,971	$313,073
Long-lived assets	134,273	42,556	800	177,629

Quarter Ended			Other
March 29, 2003	United States	Japan	International	Total
Net sales	$164,913	$43,631	$11,852	$220,396
Long-lived assets	121,302	27,785	751	149,838

Nine Months Ended			Other
March 27, 2004	United States	Japan	International	Total
Net sales	$731,338	$199,235	$52,388	$982,961
Long-lived assets	134,273	42,556	800	177,629

Nine Months Ended			Other
March 29, 2003	United States	Japan	International	Total
Net sales	$566,811	$123,285	$31,614	$721,710
Long-lived assets	121,302	27,785	751	149,838

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

8.	Commitments and Contingencies

     At March 27, 2004, the Company had letters of credit outstanding totaling $42,253. Of this amount, $17,859 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

     Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial condition, results of operations or cash flows.

9.	Derivative Instruments and Hedging Activities

     The fair values of open foreign currency derivatives included in accrued liabilities at March 27, 2004 and June 28, 2003 were $868 and $0, respectively. At March 27, 2004 and June 28, 2003, the fair value of open foreign currency derivatives included in current assets was $0 and $405, respectively. For the nine months ended March 27, 2004 and March 29, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $1,041 and $36, respectively, net of taxes. Also, for the nine months ended March 29, 2003, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $3,273, included as a reduction to selling, general and administrative expenses.

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

     During the first nine months of fiscal 2004 and fiscal 2003, the Company repurchased and retired 1,511 and 3,858 shares, respectively, of common stock, at an average cost of $36.36 and $12.95, respectively, per share.

     As of March 27, 2004, Coach had approximately $65,000 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

11.	Business Interruption Insurance

     In fiscal 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th attack. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

     For the quarters ended March 27, 2004 and March 29, 2003, Coach received $0 and $1,484, respectively, under its business interruption coverage. For the nine months ended March 27, 2004 and March 29, 2003, Coach received $2,657 and $1,484, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

12.	Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosures about pension plans and other postretirement benefits. However, it does not change the measurement or recognition of those plans, as required by SFAS No. 87, “Employers’ Accounting for Pensions”, No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In addition to the disclosure requirements contained in SFAS No. 132, the revised statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. See Note 14, “Retirement Plans” for these additional interim disclosures.

13.	Related Party Transaction

     On July 26, 2001, Coach made a loan to Reed Krakoff, its President, Executive Creative Director, in the principal amount of $2,000. On March 11, 2004, Mr. Krakoff made an accelerated payment to retire the outstanding principal and interest under the loan agreement. Upon receipt of this payment, the remaining collateral options were released.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Nine Months Ended March 27, 2004 and March 29, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

14.	Retirement Plans

     The components of net periodic pension cost for the Coach, Inc. Supplemental Pension Plan were:

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Service cost	$3.2	$3.7	$9.6	$11.2
Interest cost	95.3	92.7	285.8	278.1
Expected return on plan assets	(70.2)	(95.3)	(210.5)	(286.0)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net (gain) loss	61.5	11.7	184.5	35.1

Net periodic pension cost	$89.9	$12.9	$269.6	$38.6

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

     Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and Coach Japan, and by licensing its brand name to select manufacturers. During the quarter ended March 27, 2004, net sales increased 42.1% to $313.1 million from $220.4 million during the same period of fiscal 2003. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended March 27, 2004 increased 91.2% to $100.9 million from $52.7 million generated in the same period of fiscal 2003, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended March 27, 2004 increased 83.1% to $58.3 million from $31.9 million generated in the same period of fiscal 2003. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest charge.

     During the nine months ended March 27, 2004, net sales increased 36.2% to $983.0 million from $721.7 million during the same period of fiscal 2003. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the nine months ended March 27, 2004 increased 72.7% to $333.2 million from $193.0 million generated in the same period of fiscal 2003, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the nine months ended March 27, 2003 increased 67.9% to $196.1 million from $116.8 million generated in the same period of fiscal 2003. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest charge.

Results of Operations

     The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003 and a discussion of the changes in financial condition during the first nine months of fiscal 2004.

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

     Consolidated statements of income for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 are as follows:

	Quarter Ended
	(unaudited)
	March 27,		March 29,
	2004		2003
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$311.7	99.6%	$219.5	99.6%
Licensing revenue	1.4	0.4	0.9	0.4

Total net sales	313.1	100.0	220.4	100.0
Cost of sales	75.6	24.1	60.6	27.5

Gross profit	237.5	75.9	159.8	72.5
Selling, general and administrative expenses	136.6	43.6	107.1	48.6

Operating income	100.9	32.2	52.7	23.9
Interest income, net	(0.8)	(0.3)	(0.4)	(0.2)

Income before provision for income taxes and minority interest	101.7	32.5	53.1	24.1
Provision for income taxes	38.2	12.2	19.6	8.9
Minority interest, net of tax	5.2	1.7	1.6	0.7

Net income	$58.3	18.6%	$31.9	14.5%

Net income per share:
Basic	$0.31		$0.18

Diluted	$0.30		$0.17

Weighted-average number of shares:
Basic	187.0		180.5

Diluted	193.6		186.5

Net Sales

     Net sales by business segment in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 are as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	March 27,	March 29,	Rate of	March 27,	March 29,
	2004	2003	Increase	2004	2003
	(dollars in millions)		(’04 v. ’03)
Direct-to-consumer	$160.3	$121.6	31.8%	51.2%	55.2%
Indirect	152.8	98.8	54.7%	48.8	44.8

Total net sales	$313.1	$220.4	42.1%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 31.8% to $160.3 million during the third quarter of fiscal 2004, from $121.6 million during the same period of fiscal 2003, driven by increased comparable store sales, new store sales and expanded store sales in our North America retail and factory stores divisions. Sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 28.7% for retail stores and 9.3% for factory stores. Comparable store sales growth for the entire North America store chain was 20.5%, which accounted for $20.7 million of the net sales increase. Since the end of the third quarter of fiscal 2003, Coach has opened 18 retail stores and three factory stores. Sales from these new stores, as well as the non comparable portion of sales from stores opened during the third quarter of fiscal 2003, accounted for $12.3 million of the net sales increase. Since the end of the third quarter of fiscal 2003, Coach also expanded 11 retail stores and three factory stores, which accounted for $4.1 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the third quarter of fiscal 2003, Coach has closed one retail store and one factory store.

     Indirect. Net sales increased 54.7% to $152.8 million in the third quarter of fiscal 2004 from $98.8 million during the same period of fiscal 2003. The increase was primarily driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $27.9 million over the comparable period of the prior year. Since the end of the third quarter of fiscal 2003, we have opened nine locations in Japan. Sales from these new stores, as well as the non comparable portion of sales from stores opened during the third quarter of fiscal 2003, accounted for $11.0 million of the net sales increase. Our Japan locations experienced double-digit comparable net sales gains from the prior year, which represented $8.7 million of the net sales increase. Since the end of the third quarter of fiscal 2003, we have also expanded 11 locations in Japan, which accounted for $2.1 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $6.9 million. These net sales increases were slightly offset by store closures. Since the end of the third quarter of fiscal 2003, Coach Japan has closed one location. The U.S. wholesale, international wholesale and business-to-business divisions contributed increased sales of $17.5 million, $5.7 million and $2.1 million, respectively, as compared to the same period in the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 48.6% to $237.5 million in the third quarter of fiscal 2004 from $159.8 million during the same period of fiscal 2003. As a percentage of net sales, gross margin increased 340 basis points to 75.9% in the third quarter of fiscal 2004 from 72.5% during the same period of fiscal 2003. This improvement was driven by: a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 200 additional basis points; the continuing impact of sourcing cost initiatives, which contributed approximately 90 additional basis points; and a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories, which contributed approximately 50 additional basis points.

     The following chart illustrates the gross margin performance Coach has experienced over the last seven quarters.

	Fiscal Year Ended June 28, 2003				Fiscal Year Ending July 3, 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
	(unaudited)				(unaudited)
Gross margin	68.1%	70.3%	72.5%	73.2%	72.7%	74.2%	75.9%

Selling, General and Administrative Expenses

     Selling general and administrative expenses increased 27.6% to $136.6 million in the third quarter of fiscal 2004 from $107.1 million during the same period of fiscal 2003. The dollar increase was caused primarily by increased variable expenses related to Coach Japan, increased domestic store operating expenses due to new stores and increased variable expenses to support increased net sales, as compared to the same period of the prior year. As a percentage of net sales, selling, general and administrative expenses during the third quarter of fiscal 2004 were 43.6% compared to 48.6% during the third quarter of fiscal 2003. This improvement was due to leveraging our expense base on higher sales.

     Selling expenses increased 28.8% to $95.2 million, or 30.4% of net sales, in the third quarter of fiscal 2004 from $73.9 million, or 33.5% of net sales, during the same period of fiscal 2003. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with Coach Japan and operating expenses associated with U.S. stores that were not opened until after the third quarter of fiscal 2003. The increase in Coach Japan expenses was $9.5 million, driven by new stores operating expenses, increased variable expenses related to higher sales, and the non recurrence of a $0.8 million favorable fair value adjustment for open foreign currency forward contracts. In addition, the impact of foreign currency exchange rates increased reported expenses by $3.0 million. Domestically, Coach has opened 18 new retail stores and three new factory stores since the end of the third quarter of fiscal 2003. These new stores increased expenses by $4.7 million. The remaining increase to selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 15.5% to $14.9 million, or 4.8% of net sales, in the third quarter of fiscal 2004, from $12.9 million, or 5.8% of net sales, during the same period of fiscal 2003. This dollar increase was primarily due to increased staffing costs and design expenditures.

     Distribution and customer service expenses increased to $8.1 million in the third quarter of fiscal 2004 from $7.4 million during the same period of fiscal 2003. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 3.5% in the third quarter of fiscal 2003, dropping to 2.6% in the third quarter of fiscal 2004.

     Administrative expenses increased 42.6% to $18.4 million, or 5.9% of net sales, in the third quarter of fiscal 2004 from $12.9 million, or 5.8% of net sales, in the third quarter of fiscal 2003. The dollar increase in these expenses was primarily due to increased staffing costs, increased professional and consulting fees and the non-recurrence of $1.5 million of business interruption proceeds, related to our World Trade Center location.

Interest Income, Net

     Net interest income was $0.8 million in the third quarter of fiscal 2004, as compared to $0.3 million in the third quarter of fiscal 2003. This dollar change was primarily due to increased positive cash balances during the third quarter of fiscal 2004.

Income Taxes

     The effective tax rate increased to 37.5% in the third quarter of fiscal 2004 compared to 37.0% recorded in the third quarter of fiscal 2003.

Minority Interest, Net of Tax

     Minority interest expense increased to $5.2 million, or 1.7% of net sales, in the third quarter of fiscal 2004 from $1.6 million, or 0.7% of net sales, in the third quarter of fiscal 2003. This increase was due to increased profits from the operations of Coach Japan, coupled with a stronger Yen.

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

     Consolidated statements of income for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 are as follows:

	Nine Months Ended
	(unaudited)
	March 27,		March 29,
	2004		2003
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$979.3	99.6%	$718.6	99.6%
Licensing revenue	3.7	0.4	3.1	0.4

Total net sales	983.0	100.0	721.7	100.0
Cost of sales	252.4	25.7	213.8	29.6

Gross profit	730.6	74.3	507.9	70.4
Selling, general and administrative expenses	397.4	40.4	314.9	43.6

Operating income	333.2	33.9	193.0	26.7
Interest income, net	(1.6)	(0.2)	(0.6)	(0.1)

Income before provision for income taxes and minority interest	334.8	34.1	193.6	26.8
Provision for income taxes	125.5	12.8	71.6	9.9
Minority interest, net of tax	13.2	1.3	5.2	0.7

Net income	$196.1	19.9%	$116.8	16.2%

Net income per share:
Basic	$1.06		$0.65

Diluted	$1.02		$0.63

Weighted-average number of shares:
Basic	185.3		178.8

Diluted	192.1		184.9

Net Sales

     Net sales by business segment in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 are as follows:

	Nine Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	March 27,	March 29,	Rate of	March 27,	March 29,
	2004	2003	Increase	2004	2003
	(dollars in millions)		(’04 v. ’03)
Direct-to-consumer	$531.9	$419.7	26.7%	54.1%	58.1%
Indirect	451.1	302.0	49.4%	45.9	41.9

Total net sales	$983.0	$721.7	36.2%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 26.7% to $531.9 million during the first nine months of fiscal 2004, from $419.7 million during the same period of fiscal 2003, driven by increased comparable store sales, new store sales and expanded store sales in our North America retail and factory stores divisions. Sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 22.6 % for retail stores and 8.8% for factory stores. Comparable store sales growth for the entire North America store chain was 16.6%, which accounted for $61.8 million of the net sales increase. Since the end of the first nine months of fiscal 2003, Coach has opened 18 retail stores and three factory stores. Sales from these new stores, as well as the non comparable portion of sales from stores opened during the first nine months of fiscal 2003, accounted for $36.4 million of the net sales increase. Since the end of the first nine months of fiscal 2003, Coach also expanded 11 retail stores and three factory stores. Sales from these expanded stores, as well as the non comparable portion of sales from stores expanded during the first nine months of fiscal 2003, accounted for $11.2 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the first nine months of fiscal 2003, Coach has closed one retail store and one factory store.

     Indirect. Net sales increased 49.4% to $451.1 million in the first nine months of fiscal 2004 from $302.0 million during the same period of fiscal 2003. The increase was primarily driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $75.8 million over the comparable period of the prior year. Since the end of the first nine months of fiscal 2003, we have opened nine locations in Japan. Sales from these new stores, as well as the non comparable portion of sales from stores opened during the first nine months of fiscal 2003, accounted for $36.0 million of the net sales increase. Our Japan locations experienced double-digit comparable net sales gains from the prior year, which represented $27.0 million of the net sales increase. Since the end of the first nine months of fiscal 2003, we have also expanded 11 locations in Japan, which accounted for $3.9 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $15.5 million. These net sales increases were slightly offset by store closures. Since the end of the first nine months of fiscal 2003, Coach Japan has closed one location. The U.S. wholesale, international wholesale and business-to-business divisions contributed increased sales of $31.7 million, $20.1 million and $16.4 million, respectively, as compared to the same period in the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 43.8% to $730.6 million in the first nine months of fiscal 2004 from $507.9 million during the same period of fiscal 2003. As a percentage of net sales, gross margin increased 390 basis points to 74.3% in the first nine months of fiscal 2004 from 70.4% during the same period of fiscal 2003. This improvement was primarily driven by: a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 160 additional basis points; the continuing impact of sourcing cost initiatives, which contributed approximately 130 additional basis points; and a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories, which contributed approximately 100 additional basis points.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 26.2% to $397.4 million in the first nine months of fiscal 2004 from $314.9 million during the same period of fiscal 2003. The dollar increase was caused primarily by increased variable expenses related to Coach Japan, increased domestic store operating expenses due to new stores and increased variable expenses to support increased net sales, as compared to the same period of the prior year. As a percentage of net sales, selling, general and administrative expenses during the first nine months of fiscal 2004 were 40.4% compared to 43.6% during the first nine months of fiscal 2003. This improvement was due to leveraging our expense base on higher sales.

     Selling expenses increased 30.9% to $279.2 million, or 28.4% of net sales, in the first nine months of fiscal 2004 from $213.3 million, or 29.6% of net sales, during the same period of fiscal 2003. The dollar increase in these expenses was primarily due to an increase in operating costs associated with Coach Japan and operating expenses associated with stores that were not opened until after the first nine months of fiscal 2003. The increase in Coach Japan expenses was $31.8 million, driven by new store operating expenses, increased variable expenses related to higher sales, and the non recurrence of a $3.3 million favorable fair value adjustment for open foreign currency forward contracts. In addition, the impact of foreign exchange currency rates increased reported expenses by $6.9 million. Domestically, Coach has opened 18 new retail stores and three new factory stores since the end of the first nine months of fiscal 2003. These new stores increased expenses by $9.4 million. The remaining increase to selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased by 8.5% to $47.2 million, or 4.8% of net sales, in the first nine months of fiscal 2004, from $43.5 million, or 6.0% of net sales, during the same period of fiscal 2003. This dollar increase was primarily due to increased staffing costs and design expenditures.

     Distribution and customer service expenses increased to $24.2 million in the first nine months of fiscal 2004 from $22.6 million during the same period of fiscal 2003. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 3.1% in first nine months of fiscal 2003, dropping to 2.5% in the first nine months of fiscal 2004.

     Administrative expenses increased 31.8% to $46.8 million, or 4.8% of net sales, in the first nine months of fiscal 2004 from $35.5 million, or 4.9% of net sales, during the same period of fiscal 2003. The dollar increase in these expenses was primarily due to increased staffing costs as well as professional and consulting fees, offset by an increase in business interruption proceeds of $1.2 million, related to our World Trade Center location.

Interest Income, Net

     Net interest income was $1.6 million in the first nine months of fiscal 2004, as compared to $0.6 million in the first nine months of fiscal 2003. This dollar change was primarily due to positive cash balances during the first nine months of fiscal 2004.

Income Taxes

     The effective tax rate increased to 37.5% in the first nine months of fiscal 2004 compared to the 37.0% recorded in the first nine months of fiscal 2003.

Minority Interest, Net of Tax

     Minority interest expense increased to $13.2 million, or 1.3% of net sales, in the first nine months of fiscal 2004 as compared to $5.2 million or 0.7% of net sales, in the first nine months of fiscal 2003. This increase was due to increased profits from the operations of Coach Japan, coupled with a stronger Yen.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash from operating activities was $302.2 million for the first nine months of fiscal 2004 compared to $164.6 million in the first nine months of fiscal 2003. This year-to-year improvement of $137.6 million was primarily the result of higher earnings of $79.3 million and higher tax benefit from the exercise of stock options of $47.3 million.

     Net cash used in investment activities was for capital expenditures and amounted to $41.5 million in the first nine months of fiscal 2004, compared to $39.0 million in the first nine months of fiscal 2003. In both periods, capital expenditures related primarily to new and renovated retail stores in the United States and Japan. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash used in financing activities was $44.5 million in the first nine months of fiscal 2004 compared to $27.3 million used in the first nine months of fiscal 2003. The year-to-year increase of $17.2 million in cash used primarily resulted from an additional $12.0 million of repayments related to Coach Japan’s credit facilities and an additional $5.0 million in funds expended to repurchase common stock in the first nine months of fiscal 2004 as compared to the same period of the prior year.

     On October 16, 2003, Coach, certain lenders and Fleet National Bank, as primary lender and administrative agent, renewed our $100 million senior unsecured revolving credit facility (the “Fleet facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Fleet facility can be expanded to $125 million and during the first two years of its term the expiration date can be extended for one additional year, to October 16, 2007. This facility is available for seasonal working capital requirements or general corporate purposes. The facility may be prepaid without penalty or premium.

     During the first nine months of fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of March 27, 2004, there were no outstanding borrowings under the Fleet facility.

     Under this revolving credit facility, Coach pays a commitment fee of 12.5 to 30 basis points, based on the Company’s fixed charge coverage ratio, on any unused amounts of the revolving credit facility. At March 27, 2004, the commitment fee was 20 basis points. At March 27, 2004, the LIBOR margin on the Fleet facility was 75 basis points.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $81 million at March 27, 2004. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first nine months of fiscal 2004 and fiscal 2003 the peak borrowings under the Japanese credit facilities were $36.1 million and $43.4 million, respectively. As of March 27, 2004 and June 28, 2003, the outstanding borrowings under the Japanese facilities were $13.3 million and $26.5 million, respectively.

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

     During the first nine months of fiscal 2004 and fiscal 2003 the Company repurchased 1.5 million and 3.9 million shares, respectively, of common stock, at an average cost of $36.36 and $12.95, respectively, per share.

     As of March 27, 2004, Coach had approximately $65 million remaining in the stock repurchase program.

     We expect that fiscal 2004 capital expenditures will be approximately $72 million. We plan to open about 20 new U.S. retail and factory stores, at an approximate cost of $19 million. By the end of the first nine months of fiscal 2004, 12 stores had been opened. We expect store expansions and renovations in fiscal 2004 will be approximately $12 million. Spending on department store renovations and distributor locations will be approximately $5 million. In addition, approximately $18 million will be used for information systems and corporate facilities. In Japan, we will invest approximately $18 million, primarily for the opening of about 8 new locations, store expansions and information systems. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2004, Coach purchased approximately $262 million of inventory, which was funded by operating cash flow.

     Management believes that cash flow from operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

Seasonality

     Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and we will continue to balance our year round business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 28, 2003 are those that depend most heavily on these judgments and estimates. As of March 27, 2004, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosures about pension plans and other postretirement benefits. However, it does not change the measurement or recognition of those plans, as required by SFAS No. 87, “Employers’ Accounting for Pensions”, No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In addition to the disclosure requirements contained in SFAS No. 132, the revised statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. These additional interim disclosures are included in the Notes to Condensed Consolidated Financial Statements.

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

     Substantially all of Coach’s fiscal 2004 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Turkey, India, Costa Rica, Dominican Republic, Hong Kong, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan, and Thailand. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

     The fair values of open foreign currency derivatives included in accrued liabilities at March 27, 2004 and June 28, 2003 were $0.9 million and $0, respectively. At March 27, 2004 and June 28, 2003, the fair value of open foreign currency derivatives included in current assets was $0 and $0.4 million, respectively. For the nine months ended March 27, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $1.0 million, net of taxes. For the nine months ended March 29, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a minimal reduction to equity as a charge to other comprehensive income. Also, for the nine months ended March 29, 2003, changes in the fair value of contracts not designated as hedges resulted in a pretax non cash benefit to earnings of $3.3 million, included as a reduction to selling, general and administrative expenses.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $16.8 million at March 27, 2004. Of this amount, $13.3 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

     Based on the evaluation of the Company’s disclosure controls and procedures as of March 27, 2004, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal nine months that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

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

Current report on Form 8-K, filed with the Commission on October 21, 2003

Current report on Form 8-K, filed with the Commission on January 7, 2004

Current report on Form 8-K, filed with the Commission on January 21, 2004

Current report on Form 8-K, filed with the Commission on April 21, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 7, 2004