Form 10-K
period 2004-07-03
COACH INC
filed 2004-09-16
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 3, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $7,956,367,955 as of September 3, 2004. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      On September 3, 2004, the Registrant had 188,067,989 outstanding shares of common stock, which is the Registrant’s only class of capital stock.

COACH, INC.

TABLE OF CONTENTS FORM 10-K

      Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a leading American designer and marketer of high-quality fine accessories and gifts for women and men. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach sells its products worldwide through its own retail stores, select department stores, its on-line store and its catalogs. Coach has built upon its brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensing products with the Coach brand name.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

      This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “forecast,” “anticipated,” or comparable terms.

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

      Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information, as well as gain access to periodic reports to the SEC.

PART I

Item 1.	Business of Coach, Inc.

OVERVIEW

      Coach is a designer and marketer of high-quality, modern American classic accessories. Coach believes that it is one of the best recognized fine accessories brands in the U.S. and is enjoying increased recognition in targeted international markets. Net sales were $1,321.1 million in the year ended July 3, 2004 (“fiscal 2004”), $953.2 million in the year ended June 28, 2003 (“fiscal 2003”) and $719.4 million in the year ended June 29, 2002 (“fiscal 2002”). Operating income was $444.5 million in fiscal 2004, $243.8 million in fiscal 2003 and $133.6 million in fiscal 2002. Coach’s primary product offerings include handbags, women’s and men’s small leather goods, business cases, weekend and travel accessories, outerwear and related accessories. Together with its licensing partners, Coach also offers watches, footwear, eyewear and office furniture with the Coach brand name.

      Coach’s products are sold through a number of direct to consumer channels, which at the end of fiscal 2004 included:

•	174 North American retail stores;

•	76 North American factory stores;

•	the Internet; and

•	the Coach catalog.

      Coach’s direct-to-consumer business represented approximately 55% of its total sales in fiscal 2004.

      Coach’s remaining sales were generated from products sold through a number of indirect channels, which at the end of fiscal 2004 included:

•	nearly 1,100 department store locations in the U.S.;

•	115 international department store, retail store and duty free shop locations in 17 countries;

•	100 department store shop-in-shops, and retail and factory store locations operated by Coach Japan, Inc.; and

•	corporate sales programs.

      Over the last several years, Coach has successfully transformed itself from a manufacturer of traditionally styled classic leather products to a marketer of modern, fashionable handbags and accessories, using a broader range of fabrics and materials. Today, Coach’s updated styles and multiple product categories address an increasing portion of its consumer’s accessory wardrobe, responding to its customer’s demands for both fashion and function. Along with the rejuvenation of the product line, Coach has created a similarly modern environment to showcase its product assortments and reinforce a consistent brand position. Finally, Coach has established a flexible, cost-effective manufacturing model in which independent manufacturers supply virtually all of its products, which allows Coach to bring its broader range of products to market more rapidly and efficiently.

      Coach has developed a number of key differentiating elements that set it apart from the competitive landscape including:

      A Distinctive Brand — Coach is one of America’s leading accessible luxury accessories brand, offering an aspirational product that is relevant, extremely well made and provides exceptional value.

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

      Multi-Channel International Distribution — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area.

      Coach is Innovative and Consumer-Centric — Coach listens to its consumer through rigorous consumer research and strong customer orientation. Coach works to anticipate the consumer’s changing needs by keeping the product assortment fresh and relevant.

      Coach believes that these differentiating elements have enabled the Company to offer a unique proposition in the market place. In fiscal 2004, net sales increased 38.6% and operating income increased 82.3%, compared to fiscal 2003. In fiscal 2003, net sales increased 32.5% and operating income increased 82.4%, compared to fiscal 2002.

Growth Strategies

      Based on its established strengths Coach is pursuing the following strategies for future growth:

      Expand Market Share. Coach is driving market share by leveraging its leadership position as an accessible luxury lifestyle brand and gaining a greater share of its consumer’s accessories wardrobe. Coach is intensifying awareness as an everyday accessory resource, by offering aspirational, stylish, well-made product. As part of this strategy, Coach is emphasizing new usage occasions, such as weekend and evening, and offering items at a broader range of prices.

      Grow North American Retail Store Base. Coach believes that it has a successful retail store format that reinforces its brand image, generates strong sales per square foot and can be readily adapted to different location requirements. The modernized store environment has an open, loft-like feeling, with crisp white brick walls and a timeless, uncluttered look. Over the next four to five years, Coach plans to open approximately 100 retail stores in North America, bringing the retail store base to over 275 stores. In fiscal 2004 and fiscal 2003, Coach opened 19 and 20 new retail stores, respectively. It generally takes four to six months from the time Coach takes possession of a store to open it. In addition, Coach is also expanding select highly productive locations. In fiscal 2004, nine stores were expanded. We expect to expand at least nine stores in the fiscal year ending July 2, 2005 (“fiscal 2005”). We also expect to drive comparable store sales gains through higher traffic by attracting new and existing consumers more often, generating higher average ticket and increasing units per transaction. In addition, we have evolved our in-store marketing programs to create a more satisfying, service-oriented, shopping experience.

      Expand Business with the Japanese Consumer Worldwide. Coach is aggressively raising brand awareness with the Japanese consumer. Japanese women spend four times per capita globally, on luxury accessories, than her American counterpart, with approximately half of her worldwide spending on these items occurring outside of Japan.

      Domestically in Japan, in June 2001, we established Coach Japan, Inc. We then acquired the existing distributors and expanded the number of locations and retail square footage. We have continued to grow market share and now hold the number two position within the imported luxury accessories market.

      Japanese also seek to purchase luxury accessories when traveling internationally. In order to capitalize on this opportunity, we will continue to open image enhancing locations wherever the Japanese consumer chooses to shop. Important U.S. travel destinations include Hawaii, California, New York and Orlando, Florida. In these key locations, we strive to provide the Japanese consumer with a superior level of customer service tailored specifically to her needs, including bi-lingual staff. In addition, a significant number of the International stores, which are operated by our distributors, are located in key Japanese travel destinations such as Korea and Hong Kong.

      Improve Operational Efficiencies. Coach has upgraded and reorganized its manufacturing, distribution and information systems over the past several years to allow it to bring new and existing products to market more efficiently. While enhancing its quality control standards, Coach has shifted its manufacturing processes from owned domestic factories to independent manufacturers in lower cost markets. As a result, Coach has increased its flexibility, improved its quality and lowered its costs. In fiscal 2004, Coach’s gross margin increased to 74.9% from 71.1% in fiscal 2003. This improvement was driven by a shift in channel mix, as our highest gross margin channels grew faster than the business as a whole; a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories; and sourcing cost initiatives. Coach expects these factors to continue to drive gross margin rate improvement.

Coach’s Products

      Handbags. Coach’s original business, the design, manufacture and distribution of fine handbags, accounted for approximately 58% of net sales in fiscal 2004. Coach makes monthly offerings of its handbag collections, featuring classically inspired designs as well as fashion trend designs. Typically, there are three to four collections per quarter and four to seven styles per collection, depending on the concept and opportunity.

      Accessories. Women’s accessories, consisting of wallets, wristlets, cosmetic cases, key fobs and belts, represented approximately 19% of Coach’s net sales in fiscal 2004. Coach’s small leather goods collections are coordinated with our handbags. Men’s accessories, consisting of belts, wallets and other small leather goods, represented approximately 4% of Coach’s net sales in fiscal 2004.

      Business Cases. Business cases represented approximately 4% of Coach’s net sales in fiscal 2004. This category includes computer bags and messenger-style bags, as well as men’s and women’s totes.

      Outerwear, Gloves, Hats and Scarves. This category represented approximately 4% of Coach’s net sales in fiscal 2004. The assortment is approximately 85% women’s and contains a fashion assortment in all four components of this category.

      Weekend and Travel Accessories. The Coach weekend and travel collections are comprised of cabin bags, duffels, suitcases, garment bags and a comprehensive collection of travel accessories. Weekend and travel accessories represented approximately 2% of Coach’s net sales in fiscal 2004.

      Watches. Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired by both the women’s and men’s collections. These watches are primarily manufactured in Switzerland and are branded with the Coach name and logo.

      Footwear. Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. The footwear is developed and manufactured primarily in Italy and is distributed through more than 500 locations in the U.S., including leading Coach retail stores and U.S. department stores. Approximately 90% of this business is in women’s footwear, which coordinates with Coach handbags and employs fine materials, including calf and suede.

      Eyewear. In the fall of 2003, Coach eyewear was launched with Marchon Eyewear (“Marchon”) as the licensee. The eyewear collection is a collaborative effort from Marchon and Coach that combines the Coach aesthetic for fashion accessories with the latest fashion directions in eyewear and sunglasses. Coach sunglasses are sold in Coach retail stores, department stores, select sunglass retailers and optical retailers in major markets. The ophthalmic collection is available through Marchon’s extensive network of optical retailers.

Design and Merchandising

      Coach’s New York-based design team, led by its executive creative director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past 60 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products to edit, add and delete styles to achieve profitable sales across channels. Three product category teams, each comprised of design, merchandising/product development and manufacturing specialists, help Coach execute design concepts that are consistent with the brand’s strategic direction.

      Coach’s merchandising team works in close collaboration with our licensing partners to ensure that the licensed products, such as watches, footwear, eyewear and office furniture, are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand. While Coach’s licensing partners may employ their own designers, Coach oversees the development of their collection concepts and the design of licensed products. Licensed products are also subject to Coach’s quality control standards and we exercise final approval for all new products prior to their sale.

Marketing

      Coach’s marketing strategy is to deliver a consistent message every time the consumer comes in contact with the Coach brand, through all of its communications and visual merchandising. The Coach image is created and executed internally by the creative marketing, visual merchandising and public relations teams.

      In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

      Coach engages in a wide range of direct marketing activities, including catalogs, brochures and email contacts targeted to promote sales to consumers in their preferred shopping venue. As part of Coach’s direct marketing strategy, it uses its database consisting of approximately 7.5 million active U.S. households. Catalogs and email contacts are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the www.coach.com on-line store provides an opportunity to increase the size of this database. Coach’s on-line store, like its catalogs and brochures, provides a showcase environment where consumers can browse through a strategic offering of our latest styles and colors in order to increase both on-line and store sales as well as build brand awareness.

      In the U.S. and Japan, Coach spent approximately $22 million, or 2% of net sales in fiscal 2004, for national, regional and local advertising, primarily print and outdoor advertising, in support of its major selling seasons. Coach catalogs and www.coach.com also serve as effective brand communications vehicles, driving store traffic as well as direct-to-consumer sales. Coach’s co-branding partners include Canon, Palm and Motorola. Through their targeted sales and advertising programs, they have helped to strengthen Coach’s brand cachet. Advertising by the co-branding partners provides important additional exposure of the Coach brand, although the revenues generated from the purchase of Coach products by the co-branding partners are not material to the Coach business.

      Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge the likelihood of success in the marketplace prior to product introduction.

Channels of Distribution

Direct Channels

      Coach has four different direct channels that provide it with immediate, controlled access to consumers: retail stores, factory stores, the internet and catalog. The direct-to-consumer channels represented approximately 55% of Coach’s total net sales in fiscal year 2004.

      North American Retail Stores. Coach’s retail stores establish, reinforce and capitalize on the image of the Coach brand. Coach operates 174 retail stores in North America that are located in upscale regional shopping centers and metropolitan areas. It operates flagship stores, which offer the broadest assortment of

Coach products, in high-visibility locations such as New York, Chicago and San Francisco. The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Retail stores	174	156	138
Net increase vs. prior year	18	18	17
Percentage increase vs. prior year	11.5%	13.0%	14.0%
Retail square footage	431,617	363,310	301,501
Net increase vs. prior year	68,307	61,809	50,365
Percentage increase vs. prior year	18.8%	20.5%	20.1%
Average square footage	2,481	2,329	2,185

      Depending on their size and location, the retail stores present product lines that include handbags, business cases, wallets, footwear, watches, weekend and related accessories. The modern store design creates a distinctive environment that showcases these various products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.

      North American Factory Stores. Coach’s 76 factory stores serve as an efficient means to sell manufactured-for-factory-store product as well as discontinued and irregular inventory, outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established centers that are usually between 50 to 100 miles from major markets. The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Factory stores	76	76	74
Net increase vs. prior year	0	2	6
Percentage increase vs. prior year	0%	2.7%	8.8%
Factory square footage	231,355	232,898	219,507
Net increase vs. prior year	(1,543)	13,391	20,583
Percentage increase vs. prior year	(0.7)%	6.1%	10.3%
Average square footage	3,044	3,064	2,966

      Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Prices are generally discounted from 10% to 50% below full retail prices. Through these factory stores, Coach targets both value-oriented customers who would not otherwise buy the Coach brand and dual channel shoppers.

      Internet. Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations. Like Coach catalogs and brochures, the on-line store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

      Catalog. Coach mailed its first Coach catalog in 1980. In fiscal 2004, the Company distributed approximately 3.6 million catalogs in Coach stores and mailed a Coach catalog to about one million strategically selected U.S. households, from its database. While direct mail sales comprise a small portion of Coach’s net sales, Coach views its catalog as a key communications vehicle for the brand because it promotes store traffic and facilitates the shopping experience in Coach retail stores. As an integral component of its communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand position. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

Indirect Channels

      Coach began as a wholesaler to department stores. This channel remains very important to its overall consumer reach. Coach has grown its indirect business by the formation of Coach Japan and working closely with its partners, both domestic and international, to ensure a clear and consistent product presentation. The indirect channel represented approximately 45% of total net sales in fiscal 2004.

      Coach Japan, Inc. Coach is aggressively expanding market share and raising brand awareness with the Japanese consumer, primarily by opening flagship and freestanding stores. As of July 3, 2004, there were 100 Coach locations in Japan, including 77 department store shop-in-shops, three flagship locations, and 10 retail and 10 factory stores. The three flagship stores, which offer the broadest assortment of Coach products, are located in the Ginza, Shibuya and Marunouchi shopping districts of Tokyo. Coach Japan plans to open at least three additional flagship locations and eight other locations in fiscal 2005. In addition, to strengthen Coach’s presence in premier department stores, Coach Japan is expanding select highly productive shop-in-shops in these department stores. Coach Japan expanded 16 locations during fiscal 2004 and plans to expand an additional 14 locations during fiscal 2005. Lastly, Coach Japan is driving sales through improved store productivity by providing distinctive newness to the Japanese marketplace, where innovation is key. This channel represented approximately 21% of total net sales in fiscal 2004. The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Total locations	100	93	83
Net increase vs. prior year	7	10	7
Percentage increase vs. prior year	7.5%	12.0%	9.2%
Total square footage	119,291	102,242	76,975
Net increase vs. prior year	17,049	25,267	13,604
Percentage increase vs. prior year	16.7%	32.8%	21.5%
Average square footage	1,193	1,099	927

      In June 2001, Coach and Sumitomo Corporation (“Sumitomo”) commenced a joint venture to form Coach Japan, Inc., in order to operate the Coach business in Japan. During fiscal 2002, Coach Japan acquired the prior distributors of Coach products in Japan, in order to expand its presence in the Japanese market and to exercise greater control over its brand in that country. Coach owns 50% of Coach Japan, however, as Coach appoints a majority of the Board of Directors it is deemed to have control; as such, Coach Japan is accounted for as a consolidated subsidiary. Under the terms of the joint venture agreement, Coach supplies its merchandise to Coach Japan for distribution and sale in Japan.

      U.S. Wholesale. Coach’s products are sold to nearly 1,100 U.S. wholesale locations and represented approximately 11% of total net sales in fiscal 2004. This channel offers access to Coach consumers who prefer shopping at department stores or who live in geographic areas that are not large enough to support a Coach retail store. Recognizing the continued importance of U.S. department stores as a distribution channel for premier accessories, Coach has fine-tuned its strategy to increase productivity and drive volume, by enhancing presentation, primarily though the creation of more shop-in-shops and the introduction of caseline enhancements with proprietary Coach fixtures. We are also custom-tailoring assortments to better match the attributes of our department store consumers, in each local market. Coach’s more significant U.S. wholesale customers are Federated Department Stores (including Macy’s, Bloomingdale’s, and Burdine’s), May Co. (including Lord and Taylor and Filene’s), Dillard’s, Nordstrom, Marshall Fields, and Saks, Inc.

      International Wholesale. Coach’s international business, which represented approximately 7% of total net sales in fiscal 2004, is generated through wholesale distributors and authorized retailers. Coach has developed relationships with a select group of distributors who market Coach products through specialty retailers, department stores, travel shopping locations, and freestanding Coach stores in 17 countries. Coach’s current network of international distributors serves markets such as Korea, Hong Kong, Guam, Taiwan, Singapore, Australia, Japan, Mexico, Saudi Arabia, China, the Caribbean, the United Kingdom, Thailand, New Zealand and Malaysia. Coach has created image enhancing environments in these locations to increase brand appeal and stimulate growth. Within the international arena, the primary focus is the Japanese consumer. Coach targets this consumer in Japan and in areas with significant levels of Japanese tourism as per capita spending on luxury accessories by Japanese consumers is substantially greater than in the U.S. Coach’s more significant international wholesale customers include the DFS Group and Unisia.

      The following table shows the number of international retail stores, international department store locations and other international locations at which Coach products are sold:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

International freestanding stores	18	18	12
International department store locations	70	49	71
Other international locations	27	40	35

Total international wholesale locations	115	107	118

      Business to Business. As part of the indirect channel of distribution, Coach sells some of its products through corporate incentive and gift-giving programs.

      Licensing. In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of July 3, 2004 are as follows:

				License
	Licensing	Introduction		Expiration
Category	Partner	Date	Territory	Date

Watches	Movado	Spring ’98	U.S. and Japan	2008
Footwear	Jimlar	Spring ’99	U.S.	2008
Eyewear	Marchon	Fall ’03	Worldwide	2007
Office furniture	Steelcase	Fall ’01	U.S.	2006

      Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach’s approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, watches in selected jewelry stores and eyewear in selected optical retailers. These venues provide additional, yet controlled, exposure of the Coach brand. Coach’s licensing partners pay us royalties on their net sales of Coach branded products. However, such royalties are not material to the Coach business as they currently comprise less than 1% of Coach’s total revenues. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

Manufacturing

      Coach has refined its production capabilities in coordination with the repositioning of its brand. By shifting its production from owned domestic facilities to independent manufacturers in lower-cost markets, it can support a broader mix of product types, materials and a seasonal influx of new, more fashion-oriented styles. During fiscal year 2004, approximately 61% of Coach’s total net sales, excluding Coach Japan, were generated from products introduced within the fiscal year. At the same time, we help manage total inventory and limit our exposure to excess and obsolete inventory by designating a significant number of the new styles as “limited editions” that are planned to be offered for a brief time and then replaced with fresh new products.

      Coach has developed a flexible model that meets shifts in marketplace demand and changes in consumer preferences. It uses two main sources to make Coach products: outsourcing with skilled partners and production by its licensing partners. All product sources must achieve and maintain Coach’s high quality standards, which are an integral part of the Coach identity. One of Coach’s keys to success lies in the rigorous selection of raw materials. Coach has long-standing relationships with purveyors of fine leathers and hardware. As it has moved its production to external sources, Coach still requires that these same raw materials are used in all of its products, wherever they are made. We monitor compliance with the quality control standards through on-site quality inspections at all independent manufacturing facilities.

      All of Coach’s fiscal year 2004 product requirements were supplied by independent manufacturers. Coach buys independently manufactured products from many countries, including China, Turkey, India, Costa Rica, Dominican Republic, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan and Thailand. Coach operates sourcing offices in Hong Kong, China and South Korea that work closely with our sourced vendors. Coach also operates a European sourcing and product development organization based in Florence, Italy that works closely with the New York design team. This broad-based multi-country manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. No one vendor provides more than 15% of Coach’s total requirements. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in compliance with Coach’s integrity standards.

Distribution

      Coach operates a warehousing, distribution and repair facility in Jacksonville, Florida. This computerized, 560,000 square foot facility uses a bar code scanning warehouse management system. Coach’s distribution center employees use handheld optical scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide better service to our customers. Coach’s products are primarily shipped via Federal Express and common carrier to Coach retail stores and wholesale customers and via Federal Express direct to consumers.

Management Information Systems

      The foundation of Coach’s information systems is its Enterprise Resource Planning system. This fully integrated system supports all aspects of finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for all of Coach’s transactional information, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand. This system is fully scalable to accommodate rapid growth.

      Complementing its Enterprise Resource Planning system are several other system solutions, each of which Coach believes is well-suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports corporate sales and inventory functions, creating a monthly demand plan and reconciling production/ procurement with financial plans. Product fulfillment is facilitated by Coach’s highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach’s Internet and catalog businesses are supported by Coach’s order management system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central Enterprise Resource Planning system.

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

Employees

      As of July 3, 2004, Coach employed approximately 4,200 people, about 50 of which were covered by collective bargaining agreements. Of the total, 2,400 are engaged in retail selling and administration positions, 400 are engaged in sourcing or distribution functions and 700 are employed through Coach Japan. The remaining employees are engaged in other aspects of the Coach business. Coach believes that its relations with its employees are good, and it has never encountered a strike or significant work stoppage.

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

RISK FACTORS

      You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with the Business of Coach and forward-looking information in this document. Please also see “Special Note on Forward-Looking Information” on page 3.

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

      Coach faces intense competition in the product lines and markets in which it operates. Coach’s products compete with other brands of products within their product category and with private label products sold by retailers, including some of Coach’s wholesale customers. In its wholesale business, Coach competes with numerous manufacturers, importers and distributors of handbags, accessories and other products for the limited space available for the display of these products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which Coach operates, which may increase the number of competitors and adversely affect its competitive position and business. Finally, some of Coach’s competitors have achieved significant recognition for their brand names.

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

      Coach sells products to its international wholesale customers in U.S. dollars. However, those distributors sell Coach product in the relevant local currency. Currency exchange rate fluctuations could adversely affect the retail prices of the products and result in decreased international demand.

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

      Because Coach products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and that we will continue to balance our year round business.

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

      On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2004, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

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

      The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of July 3, 2004, all of which are leased. The leases expire at various times through 2016, subject to renewal options.

		Approximate
Location	Use	Square Footage

Jacksonville, Florida	Distribution and customer service	560,000
New York, New York	Corporate	190,000
Carlstadt, New Jersey	Corporate and product development	55,000
Tokyo, Japan	Coach Japan, corporate	20,000
Florence, Italy	Sourcing and product development	16,000
Shenzhen, People’s Republic of China	Quality control	6,000
Kowloon, Hong Kong	Sourcing and quality control	5,000
Seoul, South Korea	Sourcing	3,000

      As of July 3, 2004, Coach also occupies 174 retail and 76 factory leased stores located in North America. Indirectly, through Coach Japan, Coach operates 100 department store shop-in-shops, and retail and factory store locations in Japan. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Executive Officers and Directors

      The following table sets forth information regarding each of Coach’s executive officers and directors serving as of July 3, 2004:

Name	Age	Position(s)(1)

Lew Frankfort	58	Chairman, Chief Executive Officer and Director
Keith Monda	58	President, Chief Operating Officer and Director
Reed Krakoff	40	President, Executive Creative Director
Michael Tucci	43	President, North American Retail Division
Mike Devine	45	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Carole Sadler	45	Senior Vice President, General Counsel and Secretary
Felice Schulaner	44	Senior Vice President, Human Resources
Joseph Ellis(3)	62	Director
Sally Frame Kasaks(2)(3)	60	Director
Gary Loveman (2)(3)	44	Director
Irene Miller(2)(3)	52	Director
Michael Murphy(2)(3)	67	Director

(1)	Coach’s executive officers serve indefinite terms and may be appointed and removed by Coach’s board of directors at any time. Coach’s directors are elected at the annual stockholders meeting and serve terms of one year.

(2)	Member of the audit committee.

(3)	Member of the human resources and governance committee.

      Lew Frankfort has been involved with the Coach business for 25 years. He has served as Chairman and Chief Executive Officer of Coach since November 1995. He has served as a member of Coach’s board of directors since June 1, 2000, the date of incorporation. Mr. Frankfort served as Senior Vice President of Sara Lee from January 1994 to October 2000. Mr. Frankfort was appointed President and Chief Executive Officer of the Sara Lee Champion, Intimates & Accessories group in January 1994, and held this position through November 1995. From September 1991 through January 1994, Mr. Frankfort held the positions of Executive Vice President, Sara Lee Personal Products and Chief Executive Officer of Sara Lee Accessories. Mr. Frankfort was appointed President of Coach in July 1985, after Sara Lee acquired Coach, and held this position through September 1991. Mr. Frankfort joined Coach in 1979 as Vice President of New Business Development. Prior to joining Coach, Mr. Frankfort held various New York City government management positions and served as Commissioner, New York City Agency for Child Development. Mr. Frankfort holds a Bachelor of Arts degree from Hunter College and an MBA in Marketing from Columbia University.

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

      Reed Krakoff was appointed President, Executive Creative Director in September 1999 after joining Coach as Senior Vice President and Executive Creative Director in December 1996. Prior to joining Coach,

Mr. Krakoff served as Senior Vice President, Marketing, Design & Communications from January 1993 until December 1996, and as Head Designer, Sportswear from April 1992 until January 1993 at Tommy Hilfiger USA, Inc. From July 1988 through April 1992, Mr. Krakoff served as a Senior Designer in Design and Merchandising for Polo/Ralph Lauren. Mr. Krakoff holds an A.A.S. degree in Fashion Design from Parsons School of Design and a Bachelor of Arts degree in Economics and Art History from Tufts University.

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

      Joseph Ellis was elected to Coach’s Board of Directors in September 2000. Mr. Ellis has served as an Advisory Director of Goldman, Sachs & Co. since May 1999 and served as a Limited Partner of Goldman, Sachs from 1994 to May 1999, and a General Partner from 1986 to 1994. Mr. Ellis served as senior retail-industry analyst from 1970 through 1994. Before joining Goldman, Sachs in 1970, Mr. Ellis was Vice President and Investment Analyst with The Bank of New York. Mr. Ellis also serves as a Director of Waterworks, Inc. and as a trustee of the RARE Center for Tropical Conservation, and CARE. Mr. Ellis holds a Bachelor of Arts degree from Columbia University.

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

      Irene Miller was elected to Coach’s Board of Directors in May 2001. Ms. Miller is Chief Executive Officer of Akim, Inc., an investment management and consulting firm and, until June 1997, was Vice Chairman and Chief Financial Officer of Barnes and Noble, Inc., the world’s largest bookseller. She joined Barnes & Noble in 1991, became Chief Financial Officer in 1993 and Vice Chairman in 1995. From 1986 to 1990, Ms. Miller was an investment banker at Morgan Stanley & Co. Incorporated. Ms. Miller also serves as a director on the Boards of Barnes & Noble, Inc., Oakley, Inc., Inditex, S.A. and The Body Shop International PLC. Ms. Miller holds a Master of Science degree from Cornell University and a Bachelor of Science degree from the University of Toronto.

      Michael Murphy was elected to Coach’s Board of Directors on September 12, 2000. From 1994 to 1997, Mr. Murphy served as Vice Chairman and Chief Administrative Officer of Sara Lee. Mr. Murphy also served as a director of Sara Lee from 1979 through October 1997. Mr. Murphy joined Sara Lee in 1979 as Executive Vice President and Chief Financial and Administrative Officer and, from 1993 until 1994, also served as Vice Chairman. Mr. Murphy is also a director of Bassett Furniture Industries, Inc., Civic Federation, Big Shoulders Fund, Metropolitan Pier and Exposition Authority, Chicago Cultural Center Foundation, GATX Corporation, Payless Shoe Source, Inc. and CNH Global N.V. He is also a member of the Board of Trustees of Northern Funds (a family of mutual funds). Mr. Murphy holds a Bachelor of Science degree in Business Administration from Boston College and an MBA degree from the Harvard Business School.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Refer to the information regarding the market for Coach’s Common Stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included herein.

Item 6.	Selected Financial Data (dollars and shares in thousands, except per share data)

      The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 3, 2004 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended

	July 3,	June 28,	June 29,	June 30,	July 1,
	2004	2003	2002	2001	2000

Consolidated Statements of Income: (1)
Net sales	$1,321,106	$953,226	$719,403	$600,491	$537,694
Cost of sales	331,024	275,797	236,041	218,507	220,085

Gross profit	990,082	677,429	483,362	381,984	317,609
Selling, general and administrative expenses	545,617	433,667	346,354	275,727	261,592
Reorganization costs(2)	—	—	3,373	4,569	—

Operating income	444,465	243,762	133,635	101,688	56,017
Interest (income) expense, net	(3,192)	(1,059)	299	2,258	387

Income before provision for income taxes and minority interest	447,657	244,821	133,336	99,430	55,630
Provision for income taxes	167,866	90,585	47,325	35,400	17,027
Minority interest, net of tax	18,043	7,608	184	—	—

Net income	$261,748	$146,628	$85,827	$64,030	$38,603

Net income per share
Basic	$1.41	$0.82	$0.49	$0.39	$0.28

Diluted	$1.36	$0.79	$0.47	$0.38	$0.28

Shares used in computing net income per share:(3)
Basic	186,060	179,558	176,096	163,720	140,105

Diluted	192,779	185,842	181,904	168,624	140,105

Consolidated Percentage of Net Sales Data:
Gross margin	74.9%	71.1%	67.2%	63.6%	59.1%
Selling, general and administrative expenses	41.3%	45.5%	48.1%	45.9%	48.7%
Operating income	33.6%	25.6%	18.6%	16.9%	10.4%
Net income	19.8%	15.4%	11.9%	10.7%	7.2%
Consolidated Balance Sheet Data:
Working capital	$523,678	$287,077	$128,160	$47,119	$54,089
Total assets	1,028,658	617,652	440,571	258,711	296,653
Inventory	161,913	143,807	136,404	105,162	102,097
Receivable from Sara Lee	—	—	—	—	63,783
Revolving credit facility	1,699	26,471	34,169	7,700	—
Long-term debt	3,420	3,535	3,615	3,690	3,775
Stockholders’ equity	$782,286	$426,929	$260,356	$148,314	$212,808

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal year 2004 was a 53-week year, while fiscal years 2003, 2002, 2001 and 2000 were 52-week years.

(2)	During fiscal 2001, Coach committed to and completed a reorganization plan involving the complete closure of its Medley, Florida, manufacturing operation. These actions, intended to reduce costs, resulted in the transfer of production to lower cost third-party manufacturers and the consolidation of all of its distribution functions at the Jacksonville, Florida, distribution center. During fiscal 2002, Coach committed to and completed a reorganization plan involving the complete closure of its Lares, Puerto Rico, manufacturing operation. These actions, also intended to reduce costs, resulted in the transfer of production to lower cost third-party manufacturers.

(3)	The two-for-one stock splits in August 2003 and July 2002 have been retroactively applied to all prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.

Executive Overview

      Founded in 1941, Coach is a designer and marketer of high-quality, modern American classic accessories. Coach’s primary product offerings include handbags, women’s and men’s accessories, business cases, weekend and travel accessories, outerwear and related accessories.

      Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and Coach Japan, and by licensing its brand name to select manufacturers. Direct-to-consumer sales consist of sales of Coach products through its 174 Company-operated North American retail stores, 76 Company-operated North American factory stores, its on-line store and its catalogs. Indirect sales consist of sales of Coach products to nearly 1,100 department store locations in the United States, 115 international department store, retail store, factory store and duty-free shop locations in 17 countries and 100 department store shop-in-shops, and retail and factory store locations managed by its joint venture, Coach Japan, Inc. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive rewards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select partners for the sale of Coach branded watches, footwear, eyewear and office furniture. Net sales were $1,321.1 million, $953.2 million and $719.4 million, in fiscal 2004, 2003 and 2002, respectively, representing a 38.6% increase in fiscal 2004 as compared to fiscal 2003 and a 32.5% increase in fiscal 2003 as compared to fiscal 2002. These net sales increases were driven by growth across all distribution channels.

      Coach’s cost of sales consists of the costs associated with the sourcing of its products. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, and fluctuations in material costs. These factors, among others, may cause gross profit to fluctuate from quarter to quarter. Gross profit increased to $990.1 million in fiscal 2004, from $677.4 million in fiscal 2003 and $483.4 million in fiscal 2002. Gross margin increased to 74.9% in fiscal 2004, as compared to 71.1% in fiscal 2003 and 67.2% in fiscal 2002, representing an increase of 380 basis points in fiscal 2004 as compared to fiscal 2003 and 390 basis points in fiscal 2003 as compared to fiscal 2002. These increases were primarily driven by the factors discussed above.

      Selling, general and administrative expenses comprise four categories: selling; advertising, marketing and design; distribution and customer service; and administration and information services. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan operating expenses. These expenses are affected by the number of Coach and Coach Japan operated stores open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and customer services expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administration and information services expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, as well as consulting and software expenses. Selling, general and administrative expenses increase as Coach and Coach Japan operate more stores, although an increase in the number of stores generally results in the fixed portion of selling, general and administrative expenses being spread over a larger sales base.

      As part of Coach’s transformation from a manufacturer to a marketer, in April 2002, Coach ceased production at its Lares, Puerto Rico, manufacturing facility. This reorganization, intended to reduce costs by transferring production to lower cost third-party manufacturers, involved the termination of 394 manufacturing, warehousing and management employees at the Lares facility.

      Operating income was $444.5 million, $243.8 million and $133.6 million in fiscal 2004, 2003, and 2002, respectively. The 82.3% increase in fiscal 2004 from fiscal 2003 and 82.4% increase in fiscal 2003 from fiscal 2002 were both driven by the increases in net sales and gross profit discussed previously, partially offset by increases in selling, general and administrative expenses.

      Net income was $261.7 million, $146.6 million and $85.8 million in fiscal 2004, 2003 and 2002, respectively. In all fiscal years, the increases in net income were primarily attributable to the increases in operating income, discussed above, partially offset by higher provisions for income taxes and higher minority interest charges.

      Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal 2004 was 53-weeks, whereas fiscal 2003 and 2002 were each 52-week periods. The 53rd week in fiscal 2004 contributed approximately $19.5 million of additional net sales.

      The following is a discussion of the results of operations for fiscal 2004 compared to fiscal 2003 and fiscal 2002 as well as a discussion of the changes in financial condition during fiscal 2004.

Results Of Operations

      Consolidated statements of income for fiscal 2004, 2003 and 2002 are as follows:

	Fiscal Year Ended

	July 3, 2004(1)		June 28, 2003		June 29, 2002

	$	% of net sales	$	% of net sales	$	% of net sales

	(dollars and shares in millions, except per share data)
Net sales	$1,316.3	99.6%	$949.4	99.6%	$716.5	99.6%
Licensing revenue	4.8	0.4	3.8	0.4	2.9	0.4

Total net sales	1,321.1	100.0	953.2	100.0	719.4	100.0
Cost of sales	331.0	25.1	275.8	28.9	236.0	32.8

Gross profit	990.1	74.9	677.4	71.1	483.4	67.2
Selling, general and administrative expenses	545.6	41.3	433.7	45.5	346.4	48.1
Reorganization costs	—	—	—	—	3.4	0.5

Operating income	444.5	33.6	243.7	25.6	133.6	18.6
Interest (income) expense, net	(3.2)	(0.2)	(1.1)	(0.1)	0.3	0.1

Income before provision for income taxes and minority interest	447.7	33.9	244.8	25.7	133.3	18.5
Provision for income taxes	168.0	12.7	90.6	9.5	47.3	6.6
Minority interest, net of tax	18.0	1.4	7.6	0.8	0.2	0.0

Net income	$261.7	19.8%	$146.6	15.4%	$85.8	11.9%

Net income per share:
Basic	$1.41		$0.82		$0.49
Diluted	$1.36		$0.79		$0.47
Weighted-average number of common shares:
Basic	186.1		179.6		176.1
Diluted	192.8		185.8		181.9

(1)	53-week fiscal year

      Net sales by business segment for fiscal 2004 compared to fiscal 2003 and fiscal 2002 are as follows:

	Fiscal Year Ended					Percentage of Total Net Sales

	July 3,	June 28,	June 29,			July 3,	June 28,	June 29,
	2004(1)	2003	2002	Rate of Increase		2004	2003	2002

	(dollars in millions)			(’04 v. ’03)	(’03 v. ’02)

Direct	$726.5	$559.5	$447.1	29.8%	25.1%	55.0%	58.7%	62.1%
Indirect	594.6	393.7	272.3	51.0	44.6	45.0	41.3	37.9

Total net sales	$1,321.1	$953.2	$719.4	38.6%	32.5%	100.0%	100.0%	100.0%

(1)	53-week fiscal year

     Fiscal 2004 Compared to Fiscal 2003

Net Sales

      Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by more than 15% are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base. In fiscal 2004, 53 weeks of sales were reported and compared to the equivalent 53-week period.

      Direct. Net sales increased 29.8% to $726.5 million during fiscal 2004 from $559.5 million in fiscal 2003, driven by increased comparable store sales, new store sales and expanded store sales in our North American retail and factory stores divisions. This net sales increase was also driven by an additional week of sales, which represented approximately $11.6 million of the total. Sales growth in comparable stores was 21.9% for retail stores and 10.3% for factory stores. Comparable store sales growth for the entire North American store chain was 16.9%, which accounted for $95.7 million of the net sales increase. Since the end of fiscal 2003, Coach has opened 19 retail stores and two factory stores. Sales from these new stores, as well as the noncomparable portion of sales from stores opened during fiscal 2003, accounted for $53.0 million of the net sales increase. Since the end of fiscal 2003, Coach also expanded nine retail stores. Sales from these expanded stores, as well as the noncomparable portion of sales from stores expanded during fiscal 2003, accounted for $15.3 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by a decline in the direct marketing channel and store closures. Since the end of fiscal 2003, Coach has closed one retail store and two factory stores.

      Indirect. Net sales increased 51.0% to $594.6 million in fiscal 2004 from $393.7 million during fiscal 2003. The increase was primarily driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $100.4 million over the comparable period of the prior year, including $4.1 million of sales during the additional week of the fiscal year. Since the end of fiscal 2003, we have opened eight locations in Japan. Sales from these new stores, as well as the noncomparable portion of sales from stores opened during fiscal 2003, accounted for $44.0 million of the net sales increase. Our Japan locations experienced double-digit comparable net sales gains from the prior year, which represented $33.3 million of the net sales increase. Since the end of fiscal 2003, we have also expanded 16 locations in Japan, which accounted for $7.3 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $21.7 million. These net sales increases were slightly offset by store closures. Since the end of fiscal 2003, Coach Japan has closed one location. The increase in indirect net sales was also driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $37.5 million, $33.5 million and $22.0 million, respectively, as compared to the same period in the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

     Gross Profit

      Gross profit increased 46.2% to $990.1 million in fiscal 2004 from $677.4 million in fiscal 2003. Gross margin increased 380 basis points to 74.9% in fiscal 2004 from 71.1% in fiscal 2003. This improvement was driven by: a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 140 additional basis points; a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories, which contributed approximately 120 additional basis points; and the continuing impact of sourcing cost initiatives, which contributed approximately 120 additional basis points.

      The following chart illustrates the gross margin performance we have experienced over the last 12 quarters:

	First	Second	First	Third	Fourth	Second	Total
	Quarter	Quarter	Half	Quarter	Quarter	Half	Year

Fiscal 2004	72.7%	74.2%	73.6%	75.9%	76.7%	76.3%	74.9%
Fiscal 2003	68.1%	70.3%	69.4%	72.5%	73.2%	72.9%	71.1%
Fiscal 2002	64.1%	68.6%	66.8%	68.8%	66.6%	67.6%	67.2%

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 25.8% to $545.6 million in fiscal 2004 from $433.7 million in fiscal 2003. The dollar increase was caused primarily by increased variable expenses related to Coach Japan, increased variable expenses to support increased net sales, and increased store operating expenses attributable to new stores opened both domestically and in Japan, as compared to the prior year. As a percentage of net sales, selling, general and administrative expenses during fiscal 2004 were 41.3% compared to 45.5% during fiscal 2003. This improvement was due to leveraging our expense base on higher sales.

      Selling expenses increased 31.0% to $386.2 million, or 29.2% of net sales, in fiscal 2004 from $294.9 million, or 30.9% of net sales, in fiscal 2003. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with Coach Japan and operating expenses associated with North American stores that were opened during and after the end of fiscal 2003. The increase in Coach Japan expenses was $42.8 million, driven by new stores operating expenses, increased variable expenses related to higher sales, and the nonrecurrence of a $3.4 million favorable fair value adjustment for open foreign currency forward contracts. In addition, the impact of foreign currency exchange rates increased reported expenses by $10.0 million. Domestically, Coach has opened 19 new retail stores and two new factory stores since the end of fiscal 2003. Expenses from these new stores, as well as the noncomparable portion of expenses from stores opened in fiscal 2003, increased total expenses by $16.2 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

      Advertising, marketing, and design costs increased by 10.8% to $63.5 million, or 4.8% of net sales, in fiscal 2004, from $57.3 million, or 6.0% of net sales, in fiscal 2003. This dollar increase was primarily due to increased staffing costs and increased design expenditures.

      Distribution and customer service expenses increased to $32.4 million in fiscal 2004 from $29.7 million in fiscal 2003. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 3.1% in fiscal 2003 to 2.5% in fiscal 2004.

      Administrative expenses increased 22.6% to $63.5 million, or 4.8% of net sales, in fiscal 2004 from $51.8 million, or 5.5% of net sales, in fiscal 2003. The dollar increase in these expenses was primarily due to increased compensation costs as well as increased professional and consulting fees. These increases were offset by an increase in business interruption proceeds of $1.2 million, related to our World Trade Center location.

     Interest Income, Net

      Net interest income was $3.2 million in fiscal 2004, as compared to $1.1 million in fiscal 2003. This dollar change was due to increased positive cash balances during fiscal 2004 as well as higher returns on investments. During fiscal 2004, Coach began investing in marketable securities with maturities greater than 90 days, which yielded greater rates of return.

     Provision for Income Taxes

      The effective tax rate increased to 37.5% in fiscal 2004 compared with the 37.0% recorded in fiscal 2003.

     Minority Interest

      Minority interest expense, net of tax, increased to $18.0 million, or 1.4% of net sales, in fiscal 2004 from $7.6 million, or 0.8% of net sales, in fiscal 2003. This increase was due to increased profits from the operations of Coach Japan and the impact of a stronger yen.

     Fiscal 2003 Compared to Fiscal 2002

Net Sales

      Direct. Net sales increased 25.1% to $559.5 million during fiscal 2003, from $447.1 million in fiscal 2002. Comparable store sales growth for retail stores and factory stores open for one full year was 24.6% and 5.0%, respectively. Comparable store growth for the entire domestic store chain was 15.2%, which represented approximately $62 million of the net sales increase. Since the end of fiscal 2002, Coach opened 20 retail stores and three factory stores, expanded four retail and five factory stores and had wrap from fiscal 2002 openings, which accounted for approximately $45 million of the increase in net sales. The Internet and direct marketing businesses accounted for the remaining sales increase. The increase in net sales was partially offset by the two retail stores and one factory store that were closed since the end of fiscal 2002.

      Indirect. Net sales increased 44.6% to $393.7 million in fiscal 2003 from $272.3 million during fiscal 2002. The increase was primarily driven by Coach Japan, in which net sales increased $89.4 million over the prior year. We opened 14 locations in Japan since the end of fiscal 2002, which represented approximately $42 million of the increase. Our Japan locations experienced double-digit net sales gains in comparable locations over the prior year, which represented approximately $30 million of the increase. In addition, fiscal 2002 only included 11 months of Coach Japan operations, while fiscal 2003 included a full year. In the third quarter of fiscal 2002, Coach Japan acquired the distribution rights and assets of J. Osawa. The effect of the incremental month of operations and acquisition of J. Osawa locations represented approximately $19 million of the increase in net sales. These increases were partially offset by the closure of four locations since the end of fiscal 2002. This decrease was approximately $2 million. The U.S. wholesale and business-to-business divisions contributed increased sales of $21.3 million and $8.3 million, respectively. The increase in net sales was partially offset by decreased net sales in the international wholesale division of $1.3 million. The remaining change in net sales was due to increases in other indirect channels.

     Gross Profit

      Gross profit increased 40.1% to $677.4 million in fiscal 2003 from $483.4 million in fiscal 2002. Gross margin increased 390 basis points to 71.1% in fiscal 2003 from 67.2% in fiscal 2002. This improvement was primarily driven by a shift in product mix reflecting the continued diversification into new and successful fabric and leather collections, which contributed approximately 140 basis points. There were sourcing cost initiatives, which contributed approximately 120 basis points. In addition, there was a shift in channel mix, which contributed approximately 100 basis points. The remaining improvement was driven primarily by the consolidation of Coach Japan.

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

      Administrative expenses increased by 34.5% to $51.8 million, or 5.5% of net sales, in fiscal 2003 from $38.5 million, or 5.4% of net sales, in fiscal 2002. The absolute dollar increase in these expenses was due in part to increased total compensation cost of approximately $8 million. The increase was due primarily to increased base salary and employment agreements with certain executives, which accounted for $9 million of the increase. The increase was partially offset by decreased temporary employee costs. There were higher occupancy costs of approximately $2 million associated with the full year impact of acquiring additional space in our New York City headquarters. Insurance settlement proceeds decreased approximately $2 million due to the nonrecurrence of store inventory and fixed asset recoveries relating to our World Trade Center location.

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

     Provision for Income Taxes

      The effective tax rate increased to 37.0% in fiscal 2003 compared with the 35.5% recorded in fiscal 2002. This increase was due in part to the closure of our facility in Lares, Puerto Rico and the elimination of related tax benefits.

     Minority Interest

      Minority interest, net of tax, increased to $7.6 million, or 0.8% of net sales, in fiscal 2003 from $0.2 million in fiscal 2002. The dollar change was due to increased profitability in Coach Japan coupled with a stronger yen.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Net cash provided from operating activities was $448.6 million in fiscal 2004 compared to $221.6 million in fiscal 2003. This $227.0 million increase was primarily the result of increased earnings of $115.1 million and increased tax benefit from the exercise of stock options of $65.0 million.

      Net cash used in investment activities was $369.4 million in fiscal 2004 compared to $57.1 million in fiscal 2003. The increase in net cash used in investment activities is primarily attributable to the $301.7 million purchase of investments. During fiscal 2004, Coach began investing in marketable securities with maturities greater than 90 days, in order to maximize the rate of return on our investments. In addition, capital expenditures also increased by $10.6 million, which related primarily to new and renovated retail stores in the United States and Japan as well as technology enhancements. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

      Net cash used in financing activities was $45.7 million in fiscal 2004 compared to $29.3 million in fiscal 2003. The $16.4 million increase in cash used resulted from an additional $17.1 million of repayments related to Coach Japan’s credit facilities and an additional $5.0 million of funds expended to repurchase common stock, offset by an additional $5.7 million of proceeds received from the exercise of stock options.

      On October 16, 2003, Coach, certain lenders and Fleet National Bank (“Fleet”), as primary lender and administrative agent, renewed the $100 million senior unsecured revolving credit facility (the “Fleet facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Fleet facility can be expanded to $125 million, and, during the first two years of its term, the expiration can be extended for one additional year, to October 16, 2007. Indebtedness under this revolving credit facility bears interest calculated, at Coach’s option, at either a rate of LIBOR plus a margin or the prime rate announced by Fleet. This facility is available for seasonal working capital requirements or general corporate purposes. The facility may be prepaid without penalty or premium.

      During fiscal 2004 and fiscal 2003 there were no borrowings under the Fleet facility. As of July 3, 2004, there were no outstanding borrowings under the Fleet facility.

      Under this revolving credit facility, Coach pays a commitment fee of 12.5 to 30 basis points, based on the Company’s fixed charge coverage ratio, on any unused amounts of the revolving credit facility. The initial commitment fee was 30 basis points. At July 3, 2004, the commitment fee was 15 basis points. The initial LIBOR margin under the facility was 125 basis points. At July 3, 2004, the LIBOR margin was 62.5 basis points, reflecting an improvement in our fixed-charge coverage ratio.

      The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

      To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $79 million at July 3, 2004. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

      During fiscal 2004 and fiscal 2003, the peak borrowings under the Japanese credit facilities were $36.1 million and $43.4 million, respectively. At July 3, 2004 and June 28, 2003, outstanding borrowings under the Japanese facilities were $1.7 million and $26.5 million, respectively.

      These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. These facilities include automatic renewals based on compliance with the covenants. Coach, Inc. is not a guarantor on these facilities.

      The Coach Board of Directors has authorized the establishment of a common stock repurchase program. Under this program, up to $180 million may be utilized to repurchase Coach’s outstanding common stock. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other uses. This stock repurchase program expires in January 2006. The Company may terminate or limit the stock repurchase program at any time.

      During fiscal 2004 and fiscal 2003, Coach repurchased 1.5 million and 3.9 million shares, respectively, of common stock, at an average cost of $36.36 and $12.95 per share, respectively. As of July 3, 2004, Coach had approximately $65 million remaining in the stock repurchase program.

      On August 12, 2004, the Coach Board of Directors approved a $200 million increase to the Company’s existing common stock repurchase program and extended the duration of this program through August 2006.

      During August 2004, the Company repurchased 2.4 million shares of common stock at an average cost of $39.06 per share. These stock repurchases of approximately $95 million were financed from cash on hand. As of September 4, 2004, Coach had expended approximately $210 million of the $380 million authorized to date under the stock repurchase program.

      In fiscal 2004, total capital expenditures were $67.7 million. Coach opened 19 new retail and two new factory stores in North America, which represented $19.5 million of capital expenditures, as well as expanded nine stores, which represented $11.8 million of capital expenditures. Spending on department store renovations and distributor locations was $3.9 million. In addition, $16.5 million was used for information systems and corporate facilities. These investments were financed from internally generated cash flows and on hand cash. In Japan, we invested $16.0 million, primarily for the opening of eight new locations, store expansions and information systems. These investments were financed by using funds from our Japanese revolving credit facilities and operating cash flow.

      Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2004, Coach purchased approximately $349 million of inventory, which was funded by on hand cash, operating cash flow and by borrowings under the Japanese revolving credit facilities.

      Management believes that cash flow from operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

      Currently, Sara Lee is a guarantor or a party to many of Coach’s leases. Coach has agreed to make efforts to remove Sara Lee from all of its existing leases, and Sara Lee is not a guarantor or a party to any new or renewed leases. Coach has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee, but for which Sara Lee retains contingent liability. Coach is required to maintain this letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit had a face amount of $20.6 million, and we expect this amount to decrease annually as Coach’s guaranteed obligations are reduced. As of July 3, 2004, the letter of credit was $16.8 million. We expect that we will be required to maintain the letter of credit for at least 10 years.

      As of July 3, 2004, the scheduled maturities of Coach’s long-term contractual obligations are as follows:

	Payments Due by Period

	Less than	1-3	4-5	After 5
	1 year	Years	Years	Years	Total

	(amounts in millions)
Operating leases	$56.6	$109.4	$98.8	$184.9	$449.7
Revolving credit facility	1.7	—	—	—	1.7
Long-term debt, including the current portion	0.1	0.3	0.5	2.6	3.5

Total	$58.4	$109.7	$99.3	$187.5	$454.9

      Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

     Long-Term Debt

      Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan has a remaining balance of $3.5 million and bears interest at 8.77%. Principal and interest payments are made semiannually, with the final payment due in 2014.

     Seasonality

      Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the nonholiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and we will further balance our year round business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could affect the financial statements.

      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for stock options and inventories.

     Stock-Based Compensation

      Two alternative methods for accounting for stock options are available: the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options and, accordingly, no compensation expense has been recognized. Under either method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. See Note 1 of the Consolidated Financial Statements for expanded disclosures.

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

      For more information on Coach’s accounting policies please refer to the Notes to Consolidated Financial Statements. Other critical accounting policies are as follows:

     Valuation of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2004 or fiscal 2003. See Note 18 of the Consolidated Financial Statements for long-lived asset write-downs recorded in connection with the Company’s fiscal 2002 reorganization plan.

     Revenue Recognition

      Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported net sales from the licensee.

     New Accounting Standards

      During fiscal 2004, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As the Company does not expense stock options, the adoption of this statement did not have an impact on Coach’s consolidated financial position or results of operations. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. See Note 1 to the Consolidated Financial Statements for these expanded disclosures.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on Coach’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Coach’s financial position or results of operations.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosures about pension plans and other postretirement benefits. However, it does not change the measurement or recognition of those plans, as previously required by SFAS No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In addition to the disclosure requirements contained in SFAS No. 132, the revised statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. See Note 9, “Retirement Plans,” for these additional disclosures.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements on disclosures are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 did not have an impact on Coach’s financial position or results of operations.

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

      Approximately 98% of Coach’s fiscal 2004 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Turkey, India, Costa Rica, Dominican Republic, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan and Thailand. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan, are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

      Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. The Company, through Coach Japan, enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes. The Company is also exposed to foreign currency exchange rate fluctuations related to the euro-denominated expenses of its Italian sourcing office. During fiscal 2003, Coach began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations. However, during fiscal 2004, we reassessed this program and determined, based on current business conditions, that we would discontinue hedging against the euro.

      The foreign currency contracts entered into by the Company have durations no greater than 12 months. The fair values of open foreign currency derivatives included in accrued liabilities at July 3, 2004 and June 28, 2003 were $0.5 million and $0, respectively. The fair value of open foreign currency derivatives included in current assets at July 3, 2004 and June 28, 2003 was $0 and $0.4 million, respectively. As of July 3, 2004, open foreign currency forward contracts designated as hedges, with a notional amount of $63.6 million, were fair valued, resulting in a reduction to equity as a charge to other comprehensive income of $0.5 million, net of taxes. As of June 28, 2003, open foreign currency forward contracts designated as hedges, with a notional amount of $39.3 million, respectively, were fair valued, resulting in an increase to equity as a benefit to other comprehensive income of $0.2 million, net of taxes. Also, during fiscal 2003, open foreign currency forward contracts not designated as hedges, with a notional amount of $33.2 million, were fair valued and resulted in a pretax non cash benefit to earnings of $3.4 million, included as a component of selling, general and administrative expenses.

     Interest Rate

      Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $5.2 million at July 3, 2004. Of this amount, $1.7 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

Item 8.	Financial Statement and Supplementary Data

      See the “Index to Financial Statements”, which is located on page 34 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Based on the evaluation of the Company’s disclosure controls and procedures as of July 3, 2004, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

      The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

      The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of management set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule See the “Index to Financial Statements” which is located on page 34 of this report.

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

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 16, 2004.

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

For the Fiscal Year Ended July 3, 2004

COACH, INC.

New York, New York 10001

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Coach, Inc.:

      We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of July 3, 2004 and June 28, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2004 and June 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

September 15, 2004

COACH, INC.

CONSOLIDATED BALANCE SHEETS

	July 3,	June 28,
	2004	2003

	(amounts in thousands,
	except share data)
ASSETS
Cash and cash equivalents	$262,720	$229,176
Short-term investments	171,723	—
Trade accounts receivable, less allowances of $5,456 and $6,095, respectively	55,724	35,470
Inventories	161,913	143,807
Deferred income taxes	34,521	21,264
Prepaid expenses and other current assets	19,015	18,821

Total current assets	705,616	448,538
Property and equipment, net	148,524	118,547
Long-term investments	130,000	—
Deferred income taxes	—	9,112
Goodwill	13,605	13,009
Indefinite life intangibles	9,788	9,389
Other noncurrent assets	21,125	19,057

Total assets	$1,028,658	$617,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$44,771	$26,637
Accrued liabilities	135,353	108,273
Revolving credit facility	1,699	26,471
Current portion of long-term debt	115	80

Total current liabilities	181,938	161,461
Deferred income taxes	15,791	—
Long-term debt	3,420	3,535
Other liabilities	5,025	3,572
Minority interest, net of tax	40,198	22,155

Total liabilities	246,372	190,723
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding — 189,618,201 and 183,009,256 shares, respectively	1,896	1,830
Capital in excess of par value	357,026	214,484
Retained earnings	430,461	217,622
Accumulated other comprehensive income (loss)	2,195	(1,359)
Unearned compensation	(9,292)	(5,648)

Total stockholders’ equity	782,286	426,929

Total liabilities and stockholders’ equity	$1,028,658	$617,652

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004(1)	2003	2002

	(amounts in thousands, except per share data)
Net sales	$1,321,106	$953,226	$719,403
Cost of sales	331,024	275,797	236,041

Gross profit	990,082	677,429	483,362
Selling, general and administrative expenses	545,617	433,667	346,354
Reorganization costs	—	—	3,373

Operating income	444,465	243,762	133,635
Interest income	(4,000)	(1,754)	(825)
Interest expense	808	695	1,124

Income before provision for income taxes and minority interest	447,657	244,821	133,336
Provision for income taxes	167,866	90,585	47,325
Minority interest, net of tax	18,043	7,608	184

Net income	$261,748	$146,628	$85,827

Net income per share
Basic	$1.41	$0.82	$0.49

Diluted	$1.36	$0.79	$0.47

Shares used in computing net income per share
Basic	186,060	179,558	176,096

Diluted	192,779	185,842	181,904

(1)	53-week fiscal year

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Total	Preferred	Common	Capital in		Other			Shares of
	Stockholders’	Stockholders’	Stockholders’	Excess of	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Equity	Equity	Par	Earnings	Income (loss)	Compensation	Income (loss)	Stock

	(amounts in thousands)
Balances at June 30, 2001	$148,314	$—	$1,748	$124,403	$22,650	$(487)	$—		174,744
Net income	85,827	—	—	—	85,827	—	—	$85,827
Shares issued for stock options and employee benefit plans	20,802	—	58	20,744	—	—	—		5,884
Tax benefit from exercise of stock options	13,793	—	—	13,793	—	—	—
Repurchase of common stock	(9,848)	—	(18)	(6,862)	(2,968)	—	—		(1,720)
Grant of restricted stock awards	—	—	2	2,430	—	—	(2,432)		—
Amortization of restricted stock awards	766	—	—	—	—	—	766		—
Translation adjustments	396	—	—	—	—	396	—	396
Minimum pension liability	306	—	—	—	—	306	—	306

Comprehensive income								$86,529

Balances at June 29, 2002	$260,356	$—	$1,790	$154,508	$105,509	$215	$(1,666)		178,908
Net income	146,628	—	—	—	146,628	—	—	146,628
Shares issued for stock options and employee benefit plans	28,395	—	78	28,317	—	—	—		7,900
Tax benefit from exercise of stock options	41,503	—	—	41,503	—	—	—
Repurchase of common stock	(49,947)	—	(38)	(15,394)	(34,515)	—	—		(3,858)
Grant of restricted stock awards	—	—	—	5,550	—	—	(5,550)		—
Amortization of restricted stock awards	1,568	—	—	—	—	—	1,568		59
Unrealized gain on cash flow hedging derivatives, net	168	—	—	—	—	168	—	168
Translation adjustments	(348)	—	—	—	—	(348)	—	(348)
Minimum pension liability	(1,394)	—	—	—	—	(1,394)	—	(1,394)

Comprehensive income								$145,054

Balances at June 28, 2003	$426,929	$—	$1,830	$214,484	$217,622	$(1,359)	$(5,648)		183,009
Net income	261,748	—	—	—	261,748	—	—	261,748
Shares issued for stock options and employee benefit plans	34,141	—	81	34,060	—	—	—		8,120
Tax benefit from exercise of stock options	106,458	—	—	106,458	—	—	—
Repurchase of common stock	(54,954)	—	(15)	(6,030)	(48,909)	—	—		(1,511)
Grant of restricted stock awards	—	—	—	8,054	—	—	(8,054)		—
Amortization of restricted stock awards	4,410	—	—	—	—	—	4,410		—
Unrealized loss on cash flow hedging derivatives, net	(460)	—	—	—	—	(460)	—	(460)
Translation adjustments	2,892	—	—	—	—	2,892	—	2,892
Minimum pension liability	1,122	—	—	—	—	1,122	—	1,122

Comprehensive income								$265,302

Balances at July 3, 2004	$782,286	$—	$1,896	$357,026	$430,461	$2,195	$(9,292)		189,618

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004(1)	2003	2002

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$261,748	$146,628	$85,827
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,854	30,231	25,494
Minority interest	18,043	7,608	184
Reorganization costs	—	—	3,373
Tax benefit from exercise of stock options	106,458	41,503	13,793
Decrease (increase) in deferred taxes	11,646	8,778	(4,969)
Other non cash credits, net	3,372	(969)	1,482
Changes in current assets and liabilities:
Increase in trade accounts receivable	(20,254)	(4,545)	(5,855)
Increase in inventories	(18,106)	(7,403)	(16,638)
Increase in other assets and liabilities	(2,408)	(9,933)	(12,843)
Increase in accounts payable	18,134	818	8,671
Increase in accrued liabilities	27,080	8,908	9,418

Net cash from operating activities	448,567	221,624	107,937

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(67,693)	(57,112)	(42,764)
Acquisitions of distributors, net of cash acquired	—	—	(14,805)
Proceeds from dispositions of property and equipment	58	27	1,592
Purchases of investments	(301,723)	—	—

Net cash used in investment activities	(369,358)	(57,085)	(55,977)

CASH FLOWS USED IN FINANCING ACTIVITIES
Partner contribution to joint venture	—	—	14,363
Repurchase of common stock	(54,954)	(49,947)	(9,848)
Repayment of long-term debt	(80)	(75)	(45)
Borrowings on revolving credit facility	168,865	63,164	200,006
Repayments of revolving credit facility	(193,637)	(70,862)	(186,967)
Proceeds from exercise of stock options	34,141	28,395	20,802

Net cash (used in) from financing activities	(45,665)	(29,325)	38,311

Increase in cash and cash equivalents	33,544	135,214	90,271
Cash and cash equivalents at beginning of period	229,176	93,962	3,691

Cash and cash equivalents at end of period	$262,720	$229,176	$93,962

Cash paid for income taxes	$33,136	$56,083	$33,263

Cash paid for interest	$330	$679	$786

(1)	53-week fiscal year

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

1.	Nature of Operations and Significant Accounting Policies

Nature of Operations

      Coach, Inc. (the “Company”) designs, produces and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, women’s and men’s accessories, business cases, weekend and travel accessories, outerwear and related accessories. Coach’s products are sold through direct-to-consumer channels, including Company-operated retail and factory stores, its on-line store and its catalogs, as well as through indirect channels, including department store locations in the United States, international department, retail and duty-free shop locations as well as department store shop-in-shops, and retail and factory store locations operated by Coach Japan, Inc.

Significant Accounting Policies

Fiscal Year

      The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 3, 2004 (“fiscal 2004”) was a 53-week period, whereas the fiscal years ended June 28, 2003 (“fiscal 2003”) and June 29, 2002 (“fiscal 2002”) were each 52-week periods.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, all 100% owned subsidiaries and Coach Japan. All significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of less than 90 days.

Investments

      Investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These securities are classified as held to maturity, as the Company has both the ability and the intent to hold these securities until maturity. Investments are recorded at amortized cost. Premiums are amortized and discounts are accreted over the lives of the related securities as adjustments to interest income, using the effective interest method. Dividend and interest income are recognized when earned.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Concentration of Credit Risk

      Financial instruments that potentially expose Coach to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in U.S. government and agency debt securities, municipal government and corporate debt securities, and bank money market funds placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company’s allowance for bad debts, returns and allowances was $5,456 at July 3, 2004 and $6,095 at June 28, 2003. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

Inventories

      Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method (“FIFO”)) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method (“LIFO”)) or market. At the end of fiscal 2004 and fiscal 2003, inventories recorded at LIFO were $2,409 and $650 higher, respectively, than if they were valued at FIFO. Inventories valued under LIFO amounted to $34,508 and $23,484 in fiscal 2004 and 2003, respectively. Inventory costs include material, conversion costs, freight and duties.

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

Goodwill and Other Intangible Assets

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective with the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company’s goodwill account is no longer amortized but rather is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Based on this annual evaluation, the Company has concluded that there is no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2004 or fiscal 2003. See Note 18 to the Consolidated Financial Statements for long-lived asset write-downs recorded in connection with the Company’s fiscal 2002 reorganization plan.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

Minority Interest in Subsidiary

      Minority interest in the statements of income represents Sumitomo Corporation’s share of the equity in Coach Japan. The minority interest in the consolidated balance sheets reflects the original investment by Sumitomo in that consolidated subsidiary, along with their proportional share of the cumulative income, net of tax.

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

Advertising

      Advertising costs, which include media and production, totaled $21,574, $19,885 and $17,279 in fiscal years 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Shipping and Handling

      Shipping and handling costs incurred were $13,080, $11,290, and $10,694 in fiscal years 2004, 2003 and 2002, respectively and are included in selling, general and administrative expenses.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases.

Stock-Based Compensation

      The Company’s stock-based compensation plans and the employee stock purchase plan, as more fully described in Note 8, “Stock-Based Compensation” are accounted for in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost is recognized for stock options and replacement stock options issued under stock-based compensation plans or for shares purchased under the employee stock purchase plan. The compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $4,410, $1,568 and $766 in fiscal 2004, 2003 and 2002, respectively. The following illustrates the effect on net

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

income and earnings per share as if the fair value based method of accounting, defined in SFAS No. 123, “Accounting for Stock-Based Compensation”, had been applied:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Net income, as reported	$261,748	$146,628	$85,827
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(23,799)	(15,947)	(10,227)

Proforma net income	$237,949	$130,681	$75,600

Earnings per share:
Basic — as reported	$1.41	$0.82	$0.49

Basic — proforma	$1.28	$0.73	$0.43

Diluted — as reported	$1.36	$0.79	$0.47

Diluted — proforma	$1.23	$0.70	$0.42

Fair Value of Financial Instruments

      The fair value of the revolving credit facility at July 3, 2004 and June 28, 2003 approximated its carrying value due to its floating interest rates. The Company has evaluated its Industrial Revenue Bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of July 3, 2004 and June 28, 2003, the carrying values of cash and cash equivalents, investments, trade accounts receivable, accounts payable, and accrued liabilities approximated their values due to the short-term maturities of these accounts. See Note 7, “Investments,” for the fair values of the Company’s investments as of July 3, 2004.

      Coach, through Coach Japan, enters into foreign currency forward contracts that hedge certain U.S. dollar denominated inventory risk, that have been designated for hedge accounting. The fair value of these contracts is recognized in other comprehensive income. The fair value of the foreign currency derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Coach could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

      The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Translation adjustment gains in fiscal 2004 were $2,892 compared to translation adjustment losses in fiscal 2003 of $348. Translation adjustment gains in fiscal 2002 were $396.

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

      In August 2003, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on October 1, 2003 to stockholders of record on September 17, 2003.

      The effect of these stock splits on the number of shares and earnings per share was retroactively applied to all periods presented.

Recent Accounting Pronouncements

      During fiscal 2004, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As the Company does not expense stock options, the adoption of this statement did not have an impact on Coach’s consolidated financial position or results of operations. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. See above, “Stock-Based Compensation,” for these expanded disclosures.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on Coach’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Coach’s financial position or results of operations.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosures about pension plans and other postretirement benefits. However, it does not change the measurement or recognition of those plans, as previously required by SFAS No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In addition to the disclosure requirements contained in SFAS No. 132, the revised statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. See Note 9, “Retirement Plans,” for these additional disclosures.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Investments”. EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements on disclosures are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 did not have an impact on Coach’s financial position or results of operations.

Reclassifications

      Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Balance Sheet Components

      The components of certain balance sheet accounts are as follows:

	July 3, 2004	June 28, 2003

Property and Equipment
Machinery and equipment	$8,346	$10,789
Furniture and fixtures	140,005	101,137
Leasehold improvements	196,233	153,442
Construction in progress	11,522	26,470
Less: accumulated depreciation	(207,582)	(173,291)

Total property and equipment, net	$148,524	$118,547

Accrued Liabilities
Income and other taxes	$16,699	$8,335
Payroll and employee benefits	54,291	41,173
Occupancy costs	16,648	14,007
Operating expenses	47,715	44,758

Total accrued liabilities	$135,353	$108,273

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

3.     Income Taxes

      The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended

	July 3, 2004		June 28, 2003		June 29, 2002

	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) before provision for income taxes and minority interest:
United States	$388,862	86.9%	$224,380	91.7%	$125,273	94.0%
Puerto Rico	—	—	—	—	7,831	5.9
Foreign	58,795	13.1	20,441	8.3	232	0.1

Total income before provision for income taxes and minority interest:	$447,657	100.0%	$244,821	100.0%	$133,336	100.0%

Tax expense at U.S. statutory rate:	$156,680	35.0%	$85,687	35.0%	$46,668	35.0%
State taxes, net of federal benefit	16,179	3.6	10,358	4.2	3,894	2.9
Difference between U.S. and Puerto Rico tax rates	—	0.0	—	0.0	(1,411)	(1.1)
Nontaxable foreign sourced income	(5,182)	(1.2)	(2,069)	(0.8)	(300)	(0.2)
Other, net	189	0.0	(3,391)	(1.3)	(1,526)	(1.0)

Taxes at effective worldwide rates	$167,866	37.5%	$90,585	37.0%	$47,325	35.5%

      Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended

	July 3, 2004		June 28, 2003		June 29, 2002

	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$128,449	$(7,314)	$67,432	$1,728	$41,497	$245
Puerto Rico	—	—	31	(1,182)	50	12
Foreign	2,302	19,538	402	6,239	5,089	(5,559)
State	25,468	(577)	13,942	1,993	5,658	333

Total current and deferred tax provisions (benefits)	$156,219	$11,647	$81,807	$8,778	$52,294	$(4,969)

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Deferred tax provisions (benefits)
Depreciation	$(3)	$2,269	$(261)
Employee benefits	(3,267)	1,048	5,346
Advertising accruals	(280)	348	—
Nondeductible reserves	(5,228)	(2,025)	(65)
Earnings of foreign subsidiaries	23,920	9,296	(3,637)
Other, net	(3,495)	(2,158)	(6,352)

Total deferred tax provisions (benefits)	$11,647	$8,778	$(4,969)

      The deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal Year Ended

	July 3,	June 28,
	2004	2003

Deferred tax assets
Reserves not deductible until paid	$31,060	$19,071
Pension and other employee benefits	7,041	4,523
Property, plant and equipment	11,499	11,439
Other	5,212	7,345

Total deferred tax assets	$54,812	$42,378

Deferred tax liabilities
Earnings of foreign subsidiaries	29,578	5,657
Other	6,504	6,345

Total deferred tax liabilities	$36,082	$12,002

Net deferred tax assets	$18,730	$30,376

      At July 3, 2004, state gross tax loss carryforwards totaled approximately $24,945. These loss carryforwards will begin to expire in fiscal year 2008.

      The Company has received tax benefit from the exercise of stock options. This benefit is reflected as a credit to stockholders’ equity and not reflected in the provision for income taxes. The amount of this benefit was $106,458, $41,503 and $13,793 in fiscal 2004, 2003 and 2002, respectively.

4.	Debt

Revolving Credit Facilities

      On February 27, 2001, Coach, certain lenders and Fleet National Bank (“Fleet”), as primary lender and administrative agent, entered into a $100,000 senior unsecured three-year revolving credit facility (the “Fleet facility”). On October 16, 2003, this facility was renewed, extending the facility expiration to October 16, 2006. At Coach’s request, the Fleet facility can be expanded to $125,000 and, during the first two years of its

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

term, the expiration date can be extended for one additional year, to October 16, 2007. This facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.

      During fiscal 2004 and 2003, there were no borrowings under the Fleet facility. As of July 3, 2004, there were no outstanding borrowings under the Fleet facility.

      Coach pays a commitment fee of 12.5 to 30 basis points based on any unused amounts of the Fleet facility. The initial commitment fee was 30 basis points. At July 3, 2004, the commitment fee was 15 basis points. The initial LIBOR margin under the Fleet facility was 125 basis points. At July 3, 2004, the LIBOR margin was 62.5 basis points, reflecting an improvement in our fixed-charge coverage ratio.

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

      To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $79,000 at July 3, 2004. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

      These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. These facilities include automatic renewals based on compliance with the covenants. Coach, Inc. is not a guarantor on any of these facilities.

      During fiscal 2004 and 2003, the peak borrowings under the Japanese credit facilities were $36,084 and $43,443. As of July 3, 2004 and June 28, 2003, outstanding borrowings under the Japanese credit facilities were $1,699 and $26,471, respectively.

     Long-Term Debt

      Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan has a remaining balance of $3,535 and bears interest at 8.77%. Principal and interest payments are made semi annually, with the final payment due in 2014. Future principal payments under the Industrial Revenue Bond are as follows:

Fiscal Year	Amount

2005	$115
2006	150
2007	170
2008	235
2009	285
Subsequent to 2009	2,580

Total	$3,535

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

5.	Leases

      Coach leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2016, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e. sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Minimum rentals	$55,352	$47,098	$36,965
Contingent rentals	7,555	4,885	3,292

Total rent expense	$62,907	$51,983	$40,257

      Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount

2005	$56,635
2006	57,234
2007	52,188
2008	51,304
2009	47,449
Subsequent to 2009	184,914

Total minimum future rental payments	$449,724

      Certain operating leases provide for renewal for periods of three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

6.	Commitments and Contingencies

      At July 3, 2004 and June 28, 2003, the Company had letters of credit outstanding totaling $50,473 and $48,336, respectively. Of these amounts, $16,764 and $19,820, respectively, related to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit for at least 10 years. The remaining letters of credit, which expire at various dates through 2007, primarily collateralize the Company’s obligation to third parties for the purchase of inventory and lease guarantees.

      Coach is a party to employment agreements with certain executives, which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances.

      Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s cash flow, results of operations or financial position.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

7.	Investments

      At June 28, 2003, the Company had no investments. During fiscal 2004, the Company began investing in marketable securities with maturities greater than 90 days, in order to maximize the rate of return on investments. The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The Company’s investment securities are as follows:

	Fiscal Year Ended
	July 3, 2004

	Amortized
	Cost	Fair Value

Short-term investments:
U.S. government and agency securities	$50,000	$49,930
Commercial paper	74,260	74,187
Corporate debt securities	22,500	22,500
Certificates of deposit	24,963	24,860

Short-term investments	$171,723	$171,477

Long-term investments:
U.S. government and agency securities	$130,000	$129,975

Long-term investments	$130,000	$129,975

      Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. At July 3, 2004, the maturity dates of long-term investments, based on current contractual maturities, extend to December 2005. Actual maturities could differ from contractual maturities as some borrowers have the right to call certain obligations.

      The difference between amortized cost and fair value is the result of unrecognized losses in fiscal 2004.

8.	Stock-Based Compensation

      Coach Stock-Based Plans. Coach maintains the 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. These plans were approved by Coach’s stockholders during fiscal 2002. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.

      For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 5,632, 3,680 and 2,168 were granted in fiscal 2004, 2003 and 2002, respectively.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      A summary of options held by Coach employees under the Coach option plans is as follows:

	Number of	Weighted-		Weighted-
	Coach	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
	Options	Price	Shares	Price

Outstanding at June 30, 2001	18,888	$4.95	3,502	$6.03
Granted	8,904	9.63
Exercised	(7,116)	5.09
Canceled/expired	(656)	5.04

Outstanding at June 29, 2002	20,020	$6.99	3,184	$6.82
Granted	9,520	15.33
Exercised	(10,176)	7.51
Canceled/expired	(1,834)	7.91

Outstanding at June 28, 2003	17,530	$11.12	2,874	$10.87
Granted	11,374	33.09
Exercised	(12,060)	16.23
Canceled/expired	(502)	13.73

Outstanding at July 3, 2004	16,342	$22.56	2,639	$13.04

      The following table summarizes information about stock options under the Coach option plans at July 3, 2004.

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	July 3, 2004	Life (Years)	Price	July 3, 2004	Price

$ 4.00 – 10.00	3,296	6.27	$7.78	1,514	$6.30
$10.01 – 20.00	4,002	7.85	12.51	660	13.82
$20.01 – 30.00	5,400	8.91	25.62	116	26.02
$30.01 – 45.60	3,644	6.08	42.39	349	36.01

	16,342	7.49	$22.56	2,639	$13.04

      The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Expected lives (years)	1.6	1.5	1.6
Risk-free interest rate	1.6%	1.7%	3.3%
Expected volatility	32.4%	35.2%	48.3%
Dividend yield	—%	—%	—%

      The weighted-average fair values of individual options granted during fiscal 2004, 2003 and 2002 were $4.90, $2.45 and $2.41, respectively.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      Employee Stock Purchase Plan. During fiscal 2002, Coach established the employee stock purchase plan and received stockholder approval of this program. Under this plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 100, 134 and 52 shares to employees in fiscal 2004, 2003 and 2002, respectively. Pro forma compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Expected lives (years)	0.5	0.5	0.4
Risk-free interest rate	1.2%	1.2%	1.9%
Expected volatility	28.8%	38.3%	35.6%
Dividend yield	—%	—%	—%

      The weighted-average fair value of the purchase rights granted during fiscal 2004, 2003 and 2002 was $9.70, $5.19 and $2.94, respectively.

      Stock Unit Awards. Restricted stock unit awards of Coach common stock have been granted to employees as retention awards. The value of retention awards is determined based upon the fair value of Coach stock at the grant date. Stock awards are restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years. As of July 3, 2004, retention awards of 796 shares were outstanding. This value is initially recorded as unearned compensation and is charged to earnings over the retention period. The amortization expense related to these awards was $4,410, $1,568 and $766 for fiscal 2004, 2003 and 2002, respectively.

      Deferred Compensation. Under the Coach, Inc. Executive Deferred Compensation Plan, executive officers and certain employees at or above the senior director level may elect to defer all or a portion of their annual bonus or annual base salary into the plan. Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may similarly defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at July 3, 2004 and June 28, 2003 were $4,263 and $2,915, respectively, and are included in other noncurrent liabilities in the consolidated balance sheets.

9.	Retirement Plans

      Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $7,620, $5,308 and $3,926 in fiscal 2004, 2003, and 2002, respectively.

      Coach also sponsors a noncontributory defined benefit plan, The Coach Leatherware Company, Inc. Supplemental Pension Plan, for individuals who are part of collective bargaining arrangements. The plan provides benefits based on years of service.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The Company uses a March 31 measurement date for its defined benefit retirement plan. Obligation and funded status information for the Company’s defined benefit retirement plan is as follows:

	Fiscal Year Ended

	July 3,	June 28,
	2004	2003

Change in Benefit Obligation
Benefit obligation at beginning of year	$5,983	$5,414
Service cost	13	15
Interest cost	381	370
Benefits paid	(249)	(218)
Actuarial loss (gain)	797	402
Plan settlements(1)	(1,665)	—

Benefit obligation at end of year	$5,260	$5,983

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,863	$4,740
Actual return (loss) on plan assets	757	(659)
Employer contributions	—	—
Benefits paid	(249)	(218)
Plan settlements(1)	(1,665)	—

Fair value of plan assets at end of year	$2,706	$3,863

(1)	Reflects additional lump sum payments made after the measurement date and before fiscal year end.

	Fiscal Year Ended

	July 3,	June 28,
	2004	2003

Funded status
Funded status at end of year	$(2,554)	$(2,120)
Unrecognized prior service cost	—	1
Unrecognized net actuarial loss	1,766	2,244

Net amount recognized	$(788)	$125

Amounts recognized in the consolidated balance sheets
Other noncurrent assets	$—	$1
Accrued benefit liability	(2,554)	(2,120)
Accumulated other comprehensive income	1,766	2,244

Net amount recognized	$(788)	$125

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The accumulated benefit obligation for the defined benefit pension plan was $5,260 and $5,983 at July 3, 2004 and June 28, 2003, respectively.

	Fiscal Year Ended

	July 3,	June 28,
	2004	2003

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$5,260	$5,983
Accumulated benefit obligation	5,260	5,983
Fair value of plan assets	2,706	3,863
Additional Information
Increase in minimum liability included in other comprehensive income	$(479)	$1,394
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.00%	6.50%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.50%	7.00%
Expected long term return on plan assets	7.50%	8.25%

      To develop the expected long-term rate of return on plan assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption for fiscal 2004.

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Components of net periodic benefit cost
Service cost	$13	$15	$15
Interest cost	381	370	350
Expected return on plan assets	(281)	(381)	(381)
Amortization of prior service cost	—	1	1
Amortization of net actuarial loss	246	46	86
Settlement loss	559	—	—

Net periodic benefit cost	$918	$51	$71

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      The Company’s pension plan weighted-average asset allocations, by asset category, as of the measurement dates, are as follows:

	Plan Assets

	Fiscal 2004	Fiscal 2003

Asset Category
Domestic equities	69.0%	46.6%
International equities	4.1	2.5
Fixed income	25.1	36.9
Real estate	—	8.0
Cash equivalents	1.8	6.0

Total	100.0%	100.0%

      The goals of the investment program are to fully fund the obligation to pay retirement benefits in accordance with the Coach Leatherware Company, Inc. Supplemental Pension Plan and to provide returns that, along with appropriate funding from Coach, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits. The target allocation range of percentages for each major category of plan assets, on a weighted-average basis, are as follows:

	Low	Target	High

Equity securities	30%	45%	60%
Fixed income	25%	40%	55%
Cash equivalents	5%	15%	25%

      The equity securities category includes common stocks, preferred stocks, and commingled funds of approved securities. The target allocation of securities is a maximum of 5% of equity assets in any one individual common or preferred stock and a maximum of 15% in any one mutual fund.

      The Company expects to contribute $769 to its defined benefit pension plan during the year ending July 2, 2005.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Pension Benefits

2005	$278
2006	294
2007	315
2008	332
2009	345
2010 — 2014	1,826

10.	Segment Information

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

	Direct-to-		Corporate
Fiscal 2004	Consumer	Indirect	Unallocated	Total

Net sales	$726,457	$594,649	$—	$1,321,106
Operating income (loss)	293,626	288,648	(137,809)	444,465
Interest income	—	—	4,000	4,000
Interest expense	—	—	808	808
Income (loss) before provision for income taxes and minority interest	293,626	288,648	(134,617)	447,657
Provision for income taxes	—	—	167,866	167,866
Minority interest, net of tax	—	—	18,043	18,043
Depreciation and amortization	24,965	6,940	10,949	42,854
Total assets	211,890	176,568	640,200	1,028,658
Additions to long-lived assets	35,588	19,919	12,186	67,693

	Direct-to-		Corporate
Fiscal 2003	Consumer	Indirect	Unallocated	Total

Net sales	$559,553	$393,673	$—	$953,226
Operating income (loss)	198,247	166,604	(121,089)	243,762
Interest income	—	—	1,754	1,754
Interest expense	—	—	695	695
Income (loss) before provision for income taxes and minority interest	198,247	166,604	(120,030)	244,821
Provision for income taxes	—	—	90,585	90,585
Minority interest, net of tax	—	—	7,608	7,608
Depreciation and amortization	17,484	5,327	7,420	30,231
Total assets	194,157	137,587	285,908	617,652
Additions to long-lived assets	32,520	16,602	7,990	57,112

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

	Direct-to-		Corporate
Fiscal 2002	Consumer	Indirect	Unallocated	Total

Net sales	$447,062	$272,341	$—	$719,403
Operating income (loss)	135,831	106,720	(108,916)	133,635
Interest income	—	—	825	825
Interest expense	—	—	1,124	1,124
Income (loss) before provision for income taxes and minority interest	135,831	106,720	(109,215)	133,336
Provision for income taxes	—	—	47,325	47,325
Minority interest, net of tax	—	—	184	184
Depreciation and amortization	16,192	1,986	7,316	25,494
Total assets	150,315	108,764	181,492	440,571
Additions to long-lived assets	28,461	21,162	7,398	57,021

      The following is a summary of the common costs not allocated in the determination of segment performance.

	Fiscal Year Ended

	July 3, 2004	June 28, 2003	June 29, 2002

Production variances	$12,581	$6,755	$2,180
Advertising, marketing and design	(56,714)	(48,491)	(44,526)
Administration and information systems	(63,521)	(51,843)	(38,512)
Distribution and customer service	(30,155)	(27,510)	(24,685)
Reorganization costs	—	—	(3,373)

Total corporate unallocated	$(137,809)	$(121,089)	$(108,916)

Geographic Area Information

      As of July 3, 2004, Coach operated 174 retail stores and 76 factory stores in North America and operated distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. Indirectly, through Coach Japan, Coach operates 100 department store shop-in-shops, and retail and factory store locations in Japan.

			Other
	United States	Japan	International(1)	Total

Fiscal 2004
Net sales	$982,668	$278,011	$60,427	$1,321,106
Long-lived assets	265,171	55,487	2,384	323,042
Fiscal 2003
Net sales	$735,890	$177,821	$39,515	$953,226
Long-lived assets	127,251	31,966	785	160,002
Fiscal 2002
Net sales	$590,237	$95,702	$33,464	$719,403
Long-lived assets	106,600	20,647	705	127,952

(1)	Other International sales reflect shipments to third-party distributors primarily in East Asia and, in fiscal 2002, sales from Coach-operated retail stores in the United Kingdom.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

11.     Derivative Instruments and Hedging Activities

      Substantially all purchases and sales involving international parties are denominated in U.S. dollars, the majority of which are not hedged using any derivative instruments. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar-denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. In addition, the Company is exposed to foreign currency exchange rate fluctuations related to the euro-denominated expenses of its Italian sourcing office. During the third quarter of fiscal 2003, the Company began a program to enter into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, in order to manage these fluctuations. However, during the second quarter of fiscal 2004, the Company reassessed this program and determined, based on current business conditions, that the Company would discontinue hedging against the euro.

      The foreign currency contracts entered into by the Company have durations no greater than 12 months. The fair values of open foreign currency derivatives included in accrued liabilities at July 3, 2004 and June 28, 2003 were $486 and $0, respectively. The fair value of open foreign currency derivatives included in current assets at July 3, 2004 and June 28, 2003 was $0 and $405, respectively. As of July 3, 2004, open foreign currency forward contracts designated as hedges with a notional amount of $63,600 were fair valued, resulting in a reduction to equity as a charge to other comprehensive income of $460, net of taxes. As of June 28, 2003, open foreign currency forward contracts designated as hedges with a notional amount of $39,300 were fair valued, resulting in an increase to equity as a benefit to other comprehensive income of $168, net of taxes. Also, for fiscal 2003, open foreign currency forward contracts not designated as hedges with a notional amount of $33,150 were fair valued and resulted in a pretax non cash benefit to earnings of $3,357. The fair value adjustment is included as a component of selling, general and administrative expenses.

12.     Goodwill

      Changes in the carrying amounts of net goodwill for the years ended July 3, 2004 and June 28, 2003 are as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at June 29, 2002	$3,408	$9,598	$13,006
Foreign exchange impact	—	3	3

Balance at June 28, 2003	$3,408	$9,601	$13,009
Foreign exchange impact	—	596	596

Balance at July 3, 2004	$3,408	$10,197	$13,605

13.     Business Interruption Insurance

      As a result of the September 11, 2001 attack, the World Trade Center store was completely destroyed. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      During fiscal 2004, 2003 and 2002, Coach received payments of $2,657, $1,484 and $1,413, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

14.     Earnings Per Share

      The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Net earnings	$261,748	$146,628	$85,827

Total basic shares	186,060	179,558	176,096
Dilutive securities:
Employee benefit and stock award plans	1,289	920	684
Stock option programs	5,430	5,364	5,124

Total diluted shares	192,779	185,842	181,904

Earnings per share:
Basic	$1.41	$0.82	$0.49

Diluted	$1.36	$0.79	$0.47

15.     Stock Repurchase Program

      On September 17, 2001, the Coach Board of Directors authorized the establishment of a common stock repurchase program. Under this program, up to $80,000 may be utilized to repurchase common stock through September 2004. On January 30, 2003, the Coach Board of Directors approved an additional common stock repurchase program to acquire up to $100,000 of Coach’s outstanding common stock through January 2006 and extended the duration of Coach’s existing repurchase program through January 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

      During fiscal 2004, 2003 and 2002, the Company repurchased and retired 1,511, 3,858 and 1,720 shares of common stock at an average cost of $36.36, $12.95 and $5.73 per share, respectively. As of July 3, 2004, Coach had approximately $65,000 remaining in the stock repurchase program.

16.     Related-Party Transaction

      On July 26, 2001, Coach made a loan to Reed Krakoff, its President, Executive Creative Director, in the principal amount of $2,000. The loan bore interest at a rate of 5.12% per annum, compounded annually. The loan amount and applicable accrued interest, less payments received, was recorded as a component of other noncurrent assets in the accompanying balance sheets. Included in the loan agreement was a repayment schedule requiring full repayment on or before July 26, 2006.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

      On November 7, 2002, Mr. Krakoff paid Coach the first principal payment of $400 under the loan agreement. On March 11, 2004, Mr. Krakoff made an accelerated payment to retire the full outstanding principal and interest under the loan agreement.

17.     Coach Japan, Inc. and the Acquisition of Distributors

      In order to expand its presence in the Japanese market and to exercise greater control over its brand in that country, Coach formed Coach Japan, Inc. and has completed a program to acquire the existing distributors. This entity, which manages the Coach business in Japan, is a joint venture with Sumitomo. Coach owns 50% of Coach Japan and is deemed to have control as Coach appoints a majority of the Board of Directors, and, as such, Coach Japan is accounted for as a consolidated subsidiary. Under the terms of the joint venture agreement, Coach supplies its merchandise to Coach Japan for distribution and sale in Japan. Additionally, the joint venture agreement contains provisions to enable Coach to purchase the remaining minority interest in Coach Japan after the beginning of the seventh year of the joint venture agreement. Alternatively, Sumitomo could require Coach to purchase its ownership interest in the joint venture after such time as established in the terms of the joint venture agreement.

      On July 31, 2001, Coach Japan completed the purchase of 100% of the capital stock of P.D.C. Co. Ltd. (“PDC”) from the Mitsukoshi Department Store Group (“Mitsukoshi”) for a total purchase price of $9,018. Mitsukoshi established PDC in 1991 to expand Coach distribution to select department stores throughout Japan. At the time of acquisition PDC operated 63 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The fair value of assets acquired was $22,351, and liabilities assumed were $20,732. Excess purchase price over fair market value is reported as goodwill. Results of the acquired business are included in the consolidated financial statements from August 1, 2001, onward. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction was not material to the consolidated results of the Company.

      On January 1, 2002, Coach Japan completed the buyout of the distribution rights and assets, related to the Coach business, from J. Osawa and Company, Ltd. (“Osawa”) for $5,792 in cash. At the time of the acquisition, Osawa operated 13 retail and department store locations in Japan. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets. The assets acquired of $5,371 were recorded at estimated fair values as determined by the Company’s management. Goodwill of $421 has been recognized for the excess of the purchase price over the estimate of fair market value of the net assets acquired. Results of the acquired business are included in the consolidated financial statements from January 1, 2002, onward. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction was not material to the consolidated results of the Company.

      As of July 3, 2004, there were 102 Coach locations in Japan, including 77 department store shop-in-shops, three flagship locations, and 10 retail and 10 factory store locations, managed by Coach Japan, as well as two airport locations operated by a distributor.

18.     Reorganization Costs

      In March 2002, Coach ceased production at its Lares, Puerto Rico, manufacturing facility. This reorganization involved the termination of 394 manufacturing, warehousing and management employees and the disposition of the fixed assets at the Lares, Puerto Rico, facility. These actions reduced costs by the resulting transfer of production to lower cost third-party manufacturers. Coach recorded reorganization costs of $3,373 in fiscal 2002. The reorganization costs included $2,229 for worker separation costs, $659 for lease

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

termination costs and $485 for the write-down of long-lived assets to net realizable value. The composition of the reorganization reserve, included in accrued liabilities, is set forth in the following table:

	Provision	Write-down of
	Recorded in	Long-Lived
	Fiscal 2002	Assets to Net		Reorganization		Reorganization
	Reorganization	Realizable	Cash	Reserves as of	Cash	Reserves as of
	Reserves	Value	Payments	June 29, 2002	Payments	June 28, 2003

Workers’ separation costs	$2,229	$—	$(2,073)	$156	$(156)	$—
Lease termination costs	659	—	(616)	43	(43)	—
Losses on disposal of fixed assets	485	(485)	—	—	—	—

Total reorganization reserve	$3,373	$(485)	$(2,689)	$199	$(199)	$—

19.     Shareholder Rights Plan

      On May 3, 2001, Coach declared a “poison pill” dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.

      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2004, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

20.     Subsequent Event

      On August 12, 2004, the Coach Board of Directors approved a $200,000 increase to the Company’s existing common stock repurchase program and extended the duration of this program through August 2006.

      During August 2004, the Company repurchased 2,430 shares of common stock at an average cost of $39.06 per share. These stock repurchases of approximately $95,000 were financed from cash on hand. As of September 4, 2004, Coach had expended approximately $210,000 of the $380,000 authorized to date under the stock repurchase program.

COACH, INC.

Notes to Consolidated Financial Statements — (Continued)

(dollars and shares in thousands, except per share data)

21.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

Fiscal 2004
Net sales	$258,375	$411,513	$313,073	$338,145	$1,321,106
Gross profit	187,909	305,143	237,517	259,513	990,082
Net income	42,329	95,438	58,311	65,670	261,748
Earnings per common share:
Basic	$0.23	$0.52	$0.31	$0.35	$1.41
Diluted	$0.22	$0.50	$0.30	$0.34	$1.36
Fiscal 2003
Net sales	$192,791	$308,523	$220,396	$231,516	$953,226
Gross profit	131,224	216,842	159,807	169,556	677,429
Net income	22,480	62,431	31,853	29,864	146,628
Earnings per common share:
Basic	$0.13	$0.35	$0.18	$0.16	$0.82
Diluted	$0.12	$0.34	$0.17	$0.16	$0.79
Fiscal 2002
Net sales	$150,702	$235,750	$161,571	$171,380	$719,403
Gross profit	96,571	161,618	111,106	114,067	483,362
Net income	12,538	44,166	11,817	17,306	85,827
Earnings per common share:
Basic	$0.07	$0.25	$0.07	$0.10	$0.49
Diluted	$0.07	$0.25	$0.06	$0.09	$0.47

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

	Fiscal Year Ended 2004

	High		Low

Quarter ended
September 27, 2003	$29.64		$24.87
December 27, 2003	39.92		27.08
March 27, 2004	43.67		34.15
July 3, 2004	46.19		39.50
Closing price at July 2, 2004		$46.09

	Fiscal Year Ended 2003

	High		Low

Quarter ended
September 28, 2002	$14.68		$9.07
December 28, 2002	17.24		11.80
March 29, 2003	19.97		14.59
June 28, 2003	26.44		18.54
Closing price at June 27, 2003		$24.97

	Fiscal Year Ended 2002

	High		Low

Quarter ended
September 29, 2001	$10.55		$5.48
December 29, 2001	9.66		5.71
March 30, 2002	13.14		9.49
June 29, 2002	14.97		11.97
Closing price at June 28, 2002		$13.73

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

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended July 3, 2004, June 28, 2003, and June 30, 2002

		Provision
		Charged
	Balance at	to Costs	Write-offs/		Balance
	Beginning	and	Allowances		at End of
	of Year	Expenses	Taken		Year

	(amounts in thousands)
Fiscal 2004
Allowance for bad debts	$1,312	$610	$(118)		$1,804
Allowance for returns	4,783	3,292	(4,423)		3,652

Total	$6,095	$3,902	$(4,541)		$5,456

Fiscal 2003
Allowance for bad debts	$1,335	$97	$(120)		$1,312
Allowance for returns	2,841	3,561	(1,619)		4,783

Total	$4,176	$3,658	$(1,739)		$6,095

Fiscal 2002
Allowance for bad debts	$776	$674	$(115)		$1,335
Allowance for returns	5,512	268	(2,939	)(1)	2,841

Total	$6,288	$942	$(3,054)		$4,176

(1)	Includes a reclassification to accrued liabilities of $2,412 related to consumer returns where there is not an outstanding receivable.

COACH, INC.

EXHIBITS TO FORM 10-K

For the Fiscal Year Ended July 3, 2004

Commission File No. 1-16153

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
4.1	Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated herein by reference from Exhibit 4 to Coach’s Current Report on Form 8-K filed on May 9, 2001.
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank
10.2	Master Separation Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.3	Tax Sharing Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.2 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.4	General Assignment and Assumption Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.3 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.5	Employee Matters Agreement between Coach and Sara Lee, which is incorporated by reference herein from Exhibit 2.4 to Coach’s Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000
10.6	Real Estate Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.5 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.7	Master Transitional Services Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.8	Indemnification and Insurance Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.9	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.10	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.11	Coach, Inc. Executive Deferred Compensation Plan, which is incorporated by reference from Exhibit 10.11 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit
No.	Description

10.12	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on October 4, 2001
10.13	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.14	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.15	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.16	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.17	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.18	Secured Loan Agreement dated July 26, 2001 between Coach and Reed Krakoff, which is incorporated by reference herein from Exhibit 10.17 to Coach’s Form 10-K for the fiscal year ended June 30, 2001, filed with the Commission on September 21, 2001
10.19	Pledge, Assignment and Security Agreement dated July 26, 2001 between Coach and Reed Krakoff, which is incorporated by reference herein from Exhibit 10.18 to Coach’s Form 10-K for the fiscal year ended June 30, 2001, filed with the Commission on September 21, 2001
10.20	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.21	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.22	Employment Agreement dated June 1, 2003 between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.22 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications

      (b) Reports on Form 8-K

      Current Report on Form 8-K, filed with the Commission on July 29, 2003. This report contained the Company’s preliminary earnings result for the fourth quarter of, and full year for, fiscal year 2003.

      Current Report on Form 8-K, filed with the Commission on October 21, 2003. This report contained the Company’s preliminary earnings result for the first quarter of fiscal year 2004.

      Current Report on Form 8-K, filed with the Commission on January 7, 2004. This report contained the Company’s preliminary sales result for the second quarter of fiscal year 2004.

      Current Report on Form 8-K, filed with the Commission on January 21, 2004. This report contained the Company’s preliminary earnings result for the second quarter of fiscal year 2004.

      Current Report on Form 8-K, filed with the Commission on April 21, 2004. This report contained the Company’s preliminary earnings result for the third quarter of fiscal year 2004.

      Current Report on Form 8-K, filed with the Commission on August 4, 2004. This report contained the Company’s preliminary earnings result for the fourth quarter of, and full year for, fiscal year 2004.