Form 10-Q
period 2004-10-02
COACH INC
filed 2004-11-08
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

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

Yes [X] No [   ]

On October 29, 2004, the Registrant had 188,914,448 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 27 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will”, “should,” “expect,” “intend”, “estimate”, “are positioned to”, “continue”, “project”, “guidance”, “forecast”, “anticipated”, or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to periodic reports to the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	July 3,
	2004	2004
	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$224,814	$262,720
Short-term investments	217,074	171,723
Trade accounts receivable, less allowances of $5,261 and $5,456, respectively	85,607	55,724
Inventories	204,479	161,913
Other current assets	63,890	53,536

Total current assets	795,864	705,616
Property and equipment, net	152,830	148,524
Long-term investments	107,547	130,000
Goodwill	13,498	13,605
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	23,163	21,125

Total assets	$1,102,690	$1,028,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$60,469	$44,771
Accrued liabilities	161,272	135,353
Revolving credit facility	23,099	1,699
Current portion of long-term debt	150	115

Total current liabilities	244,990	181,938
Long-term debt	3,270	3,420
Other liabilities	21,240	20,816
Minority interest, net of tax	43,119	40,198

Total liabilities	312,619	246,372
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 188,641,081 and 189,618,201 shares, respectively	1,886	1,896
Capital in excess of par value	384,591	357,026
Retained earnings	412,980	430,461
Accumulated other comprehensive income	1,852	2,195
Unearned compensation	(11,238)	(9,292)

Total stockholders’ equity	790,071	782,286

Total liabilities and stockholders’ equity	$1,102,690	$1,028,658

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended
	October 2,	September 27,
	2004	2003
	(amounts in thousands, except per share data)
Net sales	$344,065	$258,375
Cost of sales	85,891	70,466

Gross profit	258,174	187,909
Selling, general and administrative expenses	146,739	116,284

Operating income	111,435	71,625
Interest income, net	2,510	405

Income before provision for income taxes and minority interest	113,945	72,030
Provision for income taxes	43,299	27,008
Minority interest, net of tax	2,921	2,693

Net income	$67,725	$42,329

Net income per share
Basic	$0.36	$0.23

Diluted	$0.35	$0.22

Shares used in computing net income per share
Basic	188,991	183,588

Diluted	194,746	190,959

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Total	Preferred	Common	Capital in
	Stockholders’	Stockholders’	Stockholders’	Excess	Retained
	Equity	Equity	Equity	of Par	Earnings
Balances at June 28, 2003	$426,929	$—	$1,830	$214,484	$217,622
Net income	261,748	—	—	—	261,748
Shares issued for stock options and employee benefit plans	34,141	—	81	34,060	—
Tax benefit from exercise of stock options	106,458	—	—	106,458	—
Repurchase of common stock	(54,954)	—	(15)	(6,030)	(48,909)
Grant of restricted stock awards	—	—	—	8,054	—
Amortization of restricted stock awards	4,410	—	—	—	—
Unrealized loss on cash flow hedging derivatives, net	(460)	—	—	—	—
Translation adjustments	2,892	—	—	—	—
Minimum pension liability	1,122	—	—	—	—
Comprehensive income

Balances at July 3, 2004	$782,286	$—	$1,896	$357,026	$430,461
(Unaudited:)
Net income	67,725	—	—	—	67,725
Shares issued for stock options and employee benefit plans	17,535	—	14	17,521	—
Tax benefit from exercise of stock options	16,488	—	—	16,488	—
Repurchase of common stock	(94,927)	—	(24)	(9,697)	(85,206)
Grant of restricted stock awards	—	—	—	3,253	—
Amortization of restricted stock awards	1,307	—	—	—	—
Unrealized gain on cash flow hedging derivatives, net	631	—	—	—	—
Translation adjustments	(974)	—	—	—	—
Comprehensive income

Balances at October 2, 2004 (unaudited)	$790,071	$—	$1,886	$384,591	$412,980

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated			Shares
	Other			of
	Comprehensive	Unearned	Comprehensive	Common
	Income (loss)	Compensation	Income (loss)	Stock
Balances at June 28, 2003	$(1,359)	$(5,648)		183,009
Net income	—	—	261,748
Shares issued for stock options and employee benefit plans	—	—		8,120
Tax benefit from exercise of stock options	—	—
Repurchase of common stock	—	—		(1,511)
Grant of restricted stock awards	—	(8,054)		—
Amortization of restricted stock awards	—	4,410		—
Unrealized loss on cash flow hedging derivatives, net	(460)	—	(460)
Translation adjustments	2,892	—	2,892
Minimum pension liability	1,122	—	1,122

Comprehensive income			$265,302

Balances at July 3, 2004	$2,195	$(9,292)		189,618
(Unaudited:)
Net income	—	—	67,725
Shares issued for stock options and employee benefit plans	—	—		1,453
Tax benefit from exercise of stock options	—	—
Repurchase of common stock	—	—		(2,430)
Grant of restricted stock awards	—	(3,253)		—
Amortization of restricted stock awards	—	1,307		—
Unrealized gain on cash flow hedging derivatives, net	631	—	631
Translation adjustments	(974)	—	(974)

Comprehensive income			$67,382

Balances at October 2, 2004 (unaudited)	$1,852	$(11,238)		188,641

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	October 2,	September 27,
	2004	2003
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,725	$42,329
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,420	8,845
Minority Interest	2,921	2,693
Tax benefit from exercise of stock options	16,488	9,953
Increase in deferred taxes	(5,168)	(90)
Other non cash credits, net	188	2,201
Changes in current assets and liabilities:
Increase in trade accounts receivable	(29,883)	(24,389)
Increase in inventories	(42,566)	(32,987)
(Increase) decrease in other assets	(8,087)	3,558
Increase in other liabilities	1,213	1,455
Increase in accounts payable	15,698	14,900
Increase (decrease) in accrued liabilities	25,919	(33)

Net cash from operating activities	57,868	28,435

CASH FLOWS USED IN INVESTMENT ACTIVITIES
Purchases of property and equipment	(16,787)	(14,196)
Proceeds from dispositions of property and equipment	18	1
Purchases of investments	(110,398)	—
Redemption of investments	87,500	—

Net cash used in investment activities	(39,667)	(14,195)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Repurchase of common stock	(94,927)	—
Repayment of long-term debt	(115)	(80)
Borrowings on revolving credit facility	92,052	68,497
Repayments of revolving credit facility	(70,652)	(66,735)
Proceeds from exercise of stock options	17,535	10,259

Net cash (used in) from financing activities	(56,107)	11,941

(Decrease) increase in cash and cash equivalents	(37,906)	26,181
Cash and cash equivalents at beginning of period	262,720	229,176

Cash and cash equivalents at end of period	$224,814	$255,357

Cash paid for income taxes	$1,223	$939

Cash paid for interest	$13	$66

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”), all 100% owned subsidiaries and Coach Japan, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 3, 2004 (“fiscal 2004”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended October 2, 2004 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2005 (“fiscal 2005”).

2. Stock-Based Compensation

     The Company accounts for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, as stock options and replacement stock options are granted at market price, no compensation cost is recognized for options issued under stock-based compensation plans or for shares purchased under the employee stock purchase plan.

     During the first quarters of fiscal 2005 and fiscal 2004, the compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $1,307 and $1,163, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions for grants during the first quarters of fiscal 2005 and fiscal 2004, respectively: expected lives (years) of 1.92 and 2.46, risk-free interest rate of 2.45% and 1.8%, expected volatility of 29.35% and 35.7% and a zero dividend yield in both periods. The weighted-average fair value of individual options granted during the first quarters of fiscal 2005 and fiscal 2004 were $6.75 and $5.99, respectively.

     The following illustrates the effect on net income and earnings per share as if the fair value based method of accounting, defined in Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, had been applied:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended
	October 2,	September 27,
	2004	2003
Net income, as reported	$67,725	$42,329
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6,744)	(5,724)

Proforma net income	$60,981	$36,605

Earnings per share:
Basic — as reported	$0.36	$0.23

Basic — proforma	$0.32	$0.20

Diluted — as reported	$0.35	$0.22

Diluted — proforma	$0.31	$0.19

3. Goodwill and Other Intangible Assets

     The carrying value of goodwill as of October 2, 2004 and July 3, 2004, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total
Balance at July 3, 2004	$3,408	$10,197	$13,605
Foreign exchange impact	—	(107)	(107)

Balance at October 2, 2004	$3,408	$10,090	$13,498

4. Debt

     Coach’s revolving credit facility (the “Fleet facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarters of fiscal 2005 and fiscal 2004 there were no borrowings under the Fleet facility. As of October 2, 2004 and July 3, 2004, there were no outstanding borrowings under the Fleet facility.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

     Coach pays a commitment fee of 12.5 to 30 basis points on any unused amounts of our revolving credit facility. Coach also pays interest of LIBOR plus 55 to 125 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At October 2, 2004, the commitment fee was 15 basis points and the LIBOR margin was 62.5 basis points.

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

     During the first quarters of fiscal 2005 and fiscal 2004 the peak borrowings under the Japanese credit facilities were $23,099 and $31,020, respectively. As of October 2, 2004 and July 3, 2004, the outstanding borrowings under the Japanese facilities were $23,099 and $1,699, respectively.

5. Investments

     The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The following table shows the amortized cost, fair value and gross unrealized gains and losses of the Company’s investments at October 2, 2004 and July 3, 2004.

	October 2, 2004			July 3, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	(Loss)
Short-term investments:
U.S. government and agency securities	$75,000	$74,926	$(74)	$50,000	$49,930	$(70)
Commercial paper	74,577	74,501	(76)	74,260	74,187	(73)
Corporate debt securities	42,500	42,500	—	22,500	22,500	—
Certificates of deposit	24,997	24,899	(98)	24,963	24,860	(103)

Short-term investments	$217,074	$216,826	$(248)	$171,723	$171,477	$(246)

Long-term investments:
U.S. government and agency securities	$30,000	$30,014	$14	$130,000	$129,975	$(25)
Corporate debt securities	77,547	77,226	(321)	—	—	—

Long-term investments	$107,547	$107,240	$(307)	$130,000	$129,975	$(25)

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

     Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. At October 2, 2004, the maturity dates of long-term investments, based on current contractual maturities, extend to October 2006. Actual redemptions could differ from contractual maturities as some borrowers have the right to call certain obligations.

     The difference between the amortized cost and fair value of the investments is the result of unrealized gains and losses, caused primarily by interest rate fluctuations. The securities to which the unrealized losses relate have been in a continuous loss position for less than twelve months. The Company does not consider these investments to be other-than-temporarily impaired at October 2, 2004, as the contractual terms of these investments do not permit the issuers to settle the securities at a price less than the amortized cost of the investments and as the Company has both the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity.

6. Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended
	October 2,	September 27,
	2004	2003
Net earnings	$67,725	$42,329

Total basic shares	188,991	183,588
Dilutive securities:
Employee benefit and stock award plans	1,405	1,286
Stock option programs	4,350	6,085

Total diluted shares	194,746	190,959

Earnings per share:
Basic	$0.36	$0.23

Diluted	$0.35	$0.22

     At October 2, 2004, options to purchase 2,678 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $42.57 to $45.60, were greater than the average market price of the common shares.

     At September 27, 2003, options to purchase 108 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $28.46 to $29.60, were greater than the average market price of the common shares.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
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

Quarter Ended	Direct-to-		Corporate
October 2, 2004	Consumer	Indirect	Unallocated	Total
Net sales	$175,180	$168,885	$—	$344,065
Operating income (loss)	63,732	86,575	(38,872)	111,435
Interest income, net	—	—	2,510	2,510
Income (loss) before provision for income taxes and minority interest	63,732	86,575	(36,362)	113,945
Provision for income taxes	—	—	43,299	43,299
Minority interest, net of tax	—	—	2,921	2,921
Depreciation and amortization	7,189	2,654	3,577	13,420
Total assets	232,364	243,045	627,281	1,102,690
Additions to long-lived assets	10,324	4,730	1,733	16,787

Quarter Ended	Direct-to-		Corporate
September 27, 2003	Consumer	Indirect	Unallocated	Total
Net sales	$134,476	$123,899	$—	$258,375
Operating income (loss)	43,724	58,528	(30,627)	71,625
Interest income, net	—	—	405	405
Income (loss) before provision for income taxes and minority interest	43,724	58,528	(30,222)	72,030
Provision for income taxes	—	—	27,008	27,008
Minority interest, net of tax	—	—	2,693	2,693
Depreciation and amortization	4,387	1,690	2,768	8,845
Total assets	221,762	170,560	312,168	704,490
Additions to long-lived assets	10,549	2,027	1,620	14,196

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

     The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended
	October 2,	September 27,
	2004	2003
Production variances	$1,237	$3,112
Advertising, marketing and design	(15,117)	(11,724)
Administration and information systems	(17,051)	(15,131)
Distribution and customer service	(7,941)	(6,884)

Total corporate unallocated	$(38,872)	$(30,627)

Geographic Area Information

     As of October 2, 2004, Coach operated 179 retail stores and 81 factory stores in North America and operated distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. In addition, Coach Japan operates 101 department store shop-in-shops, retail stores and factory stores in Japan. Geographic revenue information is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

Quarter Ended			Other
October 2, 2004	United States	Japan	International	Total
Net sales	$254,705	$68,923	$20,437	$344,065
Long-lived assets	245,198	59,197	2,431	306,826

Quarter Ended			Other
September 27, 2003	United States	Japan	International	Total
Net sales	$192,679	$49,537	$16,159	$258,375
Long-lived assets	131,551	33,575	755	165,881

8. Commitments and Contingencies

     At October 2, 2004, the Company had letters of credit outstanding totaling $50,601. Of this amount, $16,764 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

     Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s financial position, results of operations or cash flows.

9. Derivative Instruments and Hedging Activities

     The fair value of open foreign currency derivatives included in current assets at October 2, 2004 and July 3, 2004 was $240 and $0, respectively. The fair value of open foreign currency derivatives included in accrued liabilities at October 2, 2004 and July 3, 2004 was $0 and $486, respectively. For the quarter ended October 2, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $631, net of taxes. For the quarter ended September 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $745, net of taxes.

10. Stock Repurchase Program

     On August 12, 2004, the Coach Board of Directors approved a $200,000 increase to the Company’s common stock repurchase program and extended the duration of this program through August 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate and other uses. Coach may terminate or limit the stock repurchase program at any time.

     During the first quarter of fiscal 2005, the Company repurchased 2,430 shares of common stock at an average cost of $39.06 per share. During the first quarter of fiscal 2004, the Company did not repurchase any shares of common stock.

     As of October 2, 2004, Coach had approximately $170,000 remaining in the stock repurchase program.

11. Business Interruption Insurance

     In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th attack. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

     During the quarters ended October 2, 2004 and September 27, 2003, Coach received $1,177 and $1,087, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters Ended October 2, 2004 and September 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

12. Retirement Plans

     The components of net periodic pension cost for the Coach Leatherware Company, Inc. Supplemental Pension Plan were:

	Quarter Ended
	October 2,	September 27,
	2004	2003
Service cost	$4	$3
Interest cost	77	95
Expected return on plan assets	(45)	(70)
Recognized actuarial loss	47	62

Net periodic pension cost	$83	$90

13. Subsequent Event

     Effective as of October 12, 2004, the Board of Directors adopted resolutions directing Coach to take appropriate actions to amend and restate the Rights Agreement dated as of May 3, 2001 between Coach and Mellon Investor Services LLC (the “Rights Agreement”) to: (a) eliminate all requirements in the Rights Agreement that actions, approvals and determinations to be taken or made by Coach’s Board of Directors be taken or made by a majority of the members of the Board of Directors who are not “Future Directors”, and (b) make certain clarifying changes. The deletion of all references to “Future Directors” eliminates from the Rights Agreement certain provisions, commonly referred to as “slow hand” provisions, which allow the Board of Directors to delay the consideration of an acquisition proposal.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Executive Overview

     Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a leading American designer and marketer of fine accessories and gifts for women and men. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with an expanding international brand recognition. Coach sells its products worldwide through its own retail stores, select department and specialty stores, its on-line store and its catalog. Coach has built upon its brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensing products with the Coach brand name.

     Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and Coach Japan, and by licensing its brand name to select manufacturers. During the quarter ended October 2, 2004, net sales increased 33.2% to $344.1 million from $258.4 million during the same period of fiscal 2004. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended October 2, 2004 increased 55.6% to $111.4 million from $71.6 million generated in the same period of fiscal 2004, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended October 2, 2004 increased 60.0% to $67.7 million from $42.3 million generated in the same period of fiscal 2004. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest charge.

Results of Operations

     The following is a discussion of the results of operations for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and a discussion of the changes in financial condition during the first quarter of fiscal 2005.

First Quarter Fiscal 2005 Compared to First Quarter Fiscal 2004

     Consolidated statements of income for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 are as follows:

	Quarter Ended
	(unaudited)
	October 2,		September 27,
	2004		2003
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$342.6	99.6%	$257.5	99.7%
Licensing revenue	1.5	0.4	0.9	0.3

Total net sales	344.1	100.0	258.4	100.0
Cost of sales	85.9	25.0	70.5	27.3

Gross profit	258.2	75.0	187.9	72.7
Selling, general and administrative expenses	146.8	42.7	116.3	45.0

Operating income	111.4	32.4	71.6	27.7
Interest income, net	2.5	0.7	0.4	0.2

Income before provision for income taxes and minority interest	113.9	33.1	72.0	27.9
Provision for income taxes	43.3	12.6	27.0	10.4
Minority interest, net of tax	2.9	0.8	2.7	1.0

Net income	$67.7	19.7%	$42.3	16.4%

Net income per share:
Basic	$0.36		$0.23

Diluted	$0.35		$0.22

Weighted-average number of shares:
Basic	189.0		183.6

Diluted	194.7		191.0

Net Sales

     Net sales by business segment in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 are as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	October 2,	September 27,	Rate of	October 2,	September 27,
	2004	2003	Increase	2004	2003
	(dollars in millions)		(’05 v. ’04)
Direct-to-consumer	$175.2	$134.5	30.3%	50.9%	52.1%
Indirect	168.9	123.9	36.3%	49.1	47.9

Total net sales	$344.1	$258.4	33.2%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 30.3% to $175.2 million during the first quarter of fiscal 2005 from $134.5 million during the same period in fiscal 2004, driven by increased comparable store sales, new store sales and expanded store sales in our North America retail and factory store divisions. Sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 16.8% for retail stores and 13.5% for factory stores. Comparable store sales growth for the entire North America store chain was 15.1%, which accounted for $19.0 million of the net sales increase. Since the end of the first quarter of fiscal 2004, Coach has opened 17 retail stores and six factory stores. Sales from these new stores, as well as the non comparable portion of sales from stores opened during the first quarter of fiscal 2004, accounted for $16.9 million of the net sales increase. Since the end of the first quarter of fiscal 2004, Coach also expanded six retail stores. Sales from these expanded stores, as well as the non comparable portion of sales from stores expanded during the first quarter of fiscal 2004, accounted for $1.5 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the first quarter of fiscal 2004, Coach has closed two factory stores.

     Indirect. Net sales increased 36.3% to $168.9 million in the first quarter of fiscal 2005 from $123.9 million during the same period of fiscal 2004. The increase was driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $19.4 million over the comparable period of the prior year. Comparable store net sales gains accounted for an increase of $5.8 million over the comparable period of the prior year. Since the end of the first quarter of fiscal 2004, we have opened ten locations in Japan. Sales from these new stores, as well as the non comparable portion of sales from stores opened during the first quarter of fiscal 2004, accounted for $5.0 million of the net sales increase. Since the end of the first quarter of fiscal 2004, we have also expanded twelve locations in Japan. Sales from these expanded stores, as well as the non comparable portion of sales from stores expanded during the first quarter of fiscal 2004, accounted for $4.3 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $4.7 million. These net sales increases were slightly offset by store closures. Since the end of the first quarter of fiscal 2004, Coach Japan has closed three locations.

     The increase in indirect sales was also driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $16.2 million, $4.4 million and

$1.9 million, respectively, as compared to the same period in the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 37.4% to $258.2 million in the first quarter of fiscal 2005 from $187.9 million during the same period of fiscal 2004. Gross margin increased 230 basis points to 75.0% in the first quarter of fiscal 2005 from 72.7% during the same period of fiscal 2004. This improvement was driven by: a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed 123 additional basis points; a shift in product mix, reflecting increased penetration of higher margin collections, which contributed 79 additional basis points; and the continuing impact of sourcing cost initiatives, which contributed 28 additional basis points.

     The following chart illustrates the gross margin performance Coach has experienced over the last five quarters.

	Fiscal Year Ended July 3, 2004				Fiscal Year Ending July 2, 2005
	Q1	Q2	Q3	Q4	Q1
Gross margin	72.7%	74.2%	75.9%	76.7%	75.0%

Selling, General and Administrative Expenses

     Selling general and administrative expenses increased 26.2% to $146.8 million in the first quarter of fiscal 2005 from $116.3 million during the same period of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses during the first quarter of fiscal 2005 were 42.7% compared to 45.0% during the first quarter of fiscal 2004. This improvement is attributable to leveraging our expense base on higher sales.

     Selling expenses increased 29.9% to $104.4 million, or 30.4% of net sales, in the first quarter of fiscal 2005 from $80.4 million, or 31.1% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with North American retail stores and Coach Japan. The $12.3 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 17 new retail stores and six new factory stores since the end of the first quarter of fiscal 2004. Expenses from these new stores, as well as the non comparable portion of expenses from stores opened during the first quarter of fiscal 2004, increased total expenses by $4.4 million. The increase in Coach Japan expenses was $10.6 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $1.6 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 26.1% to $16.9 million, or 4.9% of net sales, in the first quarter of fiscal 2005, from $13.4 million, or 5.2% of net sales, during the same period of fiscal 2004. The dollar increase was primarily due to increased employee staffing costs, design expenditures and magazine advertisements.

     Distribution and customer service expenses increased to $8.4 million in the first quarter of fiscal 2005 from $7.4 million during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.9% in the first quarter of fiscal 2004 to 2.4% in the first quarter of fiscal 2005.

     Administrative expenses increased 13.2% to $17.1 million, or 5.0% of net sales, in the first quarter of fiscal 2005 from $15.1 million, or 5.8% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to increased employee staffing costs offset by a decrease in consulting fees.

Interest Income, Net

     Net interest income was $2.5 million in the first quarter of fiscal 2005 as compared to $0.4 million in the first quarter of fiscal 2004. This dollar increase was due to increased cash and investment balances during the first quarter of fiscal 2005 as well as higher returns on our investments.

Income Taxes

     The effective tax rate increased to 38.0% in the first quarter of fiscal 2005 compared with the 37.5% recorded in the first quarter of fiscal 2004.

Minority Interest, Net of Tax

     Minority interest expense increased to $2.9 million, or 0.8% of net sales, in the first quarter of fiscal 2005 as compared to $2.7 million, or 1.0% of net sales, in the first quarter of fiscal 2004. This increase was due to increased profit from the operations of Coach Japan.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash from operating activities was $57.9 million for the first quarter of fiscal 2005 compared to $28.4 million in the first quarter of fiscal 2004. The year-to-year improvement of $29.5 million was primarily the result of higher first quarter earnings of $25.4 million and higher tax benefit from the exercise of stock options of $6.5 million.

     Net cash used in investment activities was $39.7 million in the first quarter of fiscal 2005 compared to $14.2 million in the first quarter of fiscal 2004. The increase in net cash used in investment activities is primarily attributable to the $22.9 million net purchase of investments. In addition, capital expenditures, which related primarily to new and renovated retail stores in the United States and Japan, increased by $2.6 million. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash used in financing activities was $56.1 million in the first quarter of fiscal 2005 compared to $11.9 million from financing activities in the first quarter of fiscal 2004. The year-to-year change of $68.0 million primarily resulted from $94.9 million in funds expended to repurchase common stock in the first quarter of fiscal 2005. This use of cash was offset by a $19.6 million increase in borrowings on our Japanese revolving credit facilities and a $7.3 million increase in proceeds received from the exercise of stock options, as compared to the comparable period in the prior year.

     Coach’s revolving credit facility (the “Fleet facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarters of fiscal 2005 and fiscal 2004 there were no borrowings under the Fleet facility. As of October 2, 2004, there were no outstanding borrowings under the Fleet facility.

     Coach pays a commitment fee of 12.5 to 30 basis points on any unused amounts of our revolving credit facility. Coach also pays interest of LIBOR plus 55 to 125 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At October 2, 2004, the commitment fee was 15 basis points and the LIBOR margin was 62.5 basis points.

     The Fleet facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Fleet facility.

     To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $78 million at October 2, 2004. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first quarters of fiscal 2005 and fiscal 2004, the peak borrowings under the Japanese credit facilities were $23.1 million and $31.0 million, respectively. As of October 2, 2004 and July 3, 2004, borrowings under the Japanese revolving credit facility agreements were $23.1 million and $1.7 million, respectively.

     On August 12, 2004, the Coach Board of Directors approved a $200 million increase to the Company’s common stock repurchase program and extended the duration of this program through August 2006. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate and other uses. Coach may terminate or limit the stock repurchase program at any time.

     During the first quarter of fiscal 2005, Coach repurchased 2.4 million shares of common stock at an average cost of $39.06 per share. During the first quarter of fiscal 2004, the Company did not repurchase any shares of common stock.

     As of October 2, 2004, Coach had approximately $170 million remaining in the stock repurchase program.

     We expect that fiscal 2005 capital expenditures will be approximately $85 million and will relate to the following: new retail and factory stores as well as store expansions in both the United States and Japan, department store and distributor location renovations, information systems and corporate facilities. In the U.S., we plan to open about 20 new retail stores and five new factory stores, of which ten were opened by the end of the first quarter of fiscal 2005. In Japan, we plan to open about 10 new locations, of which four were opened by the end of the first quarter of fiscal 2005. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2005, Coach purchased approximately $128 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 3, 2004 are those that depend most heavily on these judgements and estimates. As of October 2, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

     Substantially all of Coach’s fiscal 2005 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Turkey, India, Costa Rica, Dominican Republic, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan and Thailand. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

     The fair value of open foreign currency derivatives included in current assets at October 2, 2004 and July 3, 2004 was $0.2 million and $0, respectively. The fair value of open foreign currency derivatives included in accrued liabilities at October 2, 2004 and July 3, 2004 was $0 and $0.5 million, respectively. For the quarter ended October 2, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $0.6 million, net of taxes. For the quarter ended September 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $0.8 million, net of taxes.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $26.5 million at October 2, 2004. Of this amount, $23.1 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

     Based on the evaluation of the Company’s disclosure controls and procedures as of October 2, 2004, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security – Holders

In connection with the 2004 Annual Meeting of Stockholders held on November 3, 2004, stockholders were asked to vote with respect to two proposals. A total of 166,779,053 votes were cast as follows:

Proposal Number 1 – Election of Directors – The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld
Joseph Ellis	152,997,134	13,781,919
Lew Frankfort	161,056,444	5,722,604
Sally Frame Kasaks	154,701,000	12,078,053
Gary Loveman	155,490,133	11,288,720
Irene Miller	154,741,627	12,067,426
Keith Monda	162,342,818	4,436,235
Michael Murphy	151,920,171	14,858,882

Proposal Number 2 – Approval of the Coach, Inc. 2004 Stock Incentive Plan and the reservation of a total of 10,000,000 shares of common stock of the Company for issuance thereunder:

Votes For	Votes Against	Votes Abstaining
98,830,551	43,018,802	1,044,619

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

Current report on Form 8-K, filed with the Commission on August 4, 2004. This report contained the Company’s preliminary earnings result for the fourth quarter of, and full year for, fiscal year 2004.

Current report on Form 8-K, filed with the Commission on October 13, 2004. This report contained a description of actions taken by the Company to amend and restate the Rights Agreement dated as of May 3, 2001 between Coach and Mellon Investor Services LLC.

Current report on Form 8-K, filed with the Commission on October 26, 2004. This report contained the Company’s preliminary earnings result for the first quarter of fiscal year 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

	By:	/s/ Michael F. Devine, III

	Name:	Michael F. Devine, III
	Title:	Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: November 8, 2004