Form 10-Q
period 2005-01-01
COACH INC
filed 2005-02-10
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2005

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

Yes ☑    No ☐

On February 4, 2005, the Registrant had 191,192,535 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 33 pages excluding exhibits.

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

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	July 3,
	2005	2004
	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$296,728	$262,720
Short-term investments	229,901	171,723
Trade accounts receivable, less allowances of $6,838 and $5,456, respectively	121,749	55,724
Inventories	190,856	161,913
Other current assets	71,644	53,536

Total current assets	910,878	705,616

Property and equipment, net	171,959	148,524
Long-term investments	275,039	130,000
Goodwill	13,928	13,605
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	25,544	21,125

Total assets	$1,407,136	$1,028,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$68,489	$44,771
Accrued liabilities	218,883	135,353
Revolving credit facility	50,461	1,699
Current portion of long-term debt	150	115

Total current liabilities	337,983	181,938

Long-term debt	3,270	3,420
Other liabilities	28,930	20,816
Minority interest, net of tax	49,491	40,198

Total liabilities	419,674	246,372

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 190,992,829 and 189,618,201 shares, respectively	1,910	1,896
Capital in excess of par value	446,469	357,026
Retained earnings	547,103	430,461
Accumulated other comprehensive income	5,344	2,195
Unearned compensation	(13,364)	(9,292)

Total stockholders’ equity	987,462	782,286

Total liabilities and stockholders’ equity	$1,407,136	$1,028,658

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
	(amounts in thousands, except per share data)
Net sales	$531,759	$411,513	$875,824	$669,888

Cost of sales	128,791	106,370	214,682	176,836

Gross profit	402,968	305,143	661,142	493,052

Selling, general and administrative expenses	179,833	144,439	326,572	260,723

Operating income	223,135	160,704	334,570	232,329

Interest income, net	3,469	466	5,979	871

Income before provision for income taxes and minority interest	226,604	161,170	340,549	233,200

Provision for income taxes	86,109	60,445	129,408	87,453

Minority interest, net of tax	6,372	5,287	9,293	7,980

Net income	$134,123	$95,438	$201,848	$137,767

Net income per share
Basic	$0.71	$0.52	$1.07	$0.75

Diluted	$0.69	$0.50	$1.03	$0.72

Shares used in computing net income per share
Basic	189,677	185,231	189,433	184,418

Diluted	195,257	191,985	195,100	191,480

Proforma disclosure for the impact of the two-for-one stock split (See Subsequent Event, Note 14)
Proforma net income per share
Basic	$0.35	$0.26	$0.53	$0.37

Diluted	$0.34	$0.25	$0.52	$0.36

Proforma shares used in computing net income per share
Basic	379,354	370,463	378,866	368,835

Diluted	390,513	383,971	390,201	382,960

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

						Accumulated			Shares
	Total			Capital in		Other			of
	Stockholders’	Preferred	Common	Excess	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Stock	Stock	of Par	Earnings	Income (loss)	Compensation	Income (loss)	Stock

Balances at June 28, 2003	$426,929	$—	$1,830	$214,484	$217,622	$(1,359)	$(5,648)		183,009

Net income	261,748	—	—	—	261,748	—	—	261,748
Shares issued for stock options and employee benefit plans	34,141	—	81	34,060	—	—	—		8,120
Tax benefit from exercise of stock options	106,458	—	—	106,458	—	—	—
Repurchase of common stock	(54,954)	—	(15)	(6,030)	(48,909)	—	—		(1,511)
Grant of restricted stock awards	—	—	—	8,054	—	—	(8,054)		—
Amortization of restricted stock awards	4,410	—	—	—	—	—	4,410		—
Unrealized loss on cash flow hedging derivatives, net	(460)	—	—	—	—	(460)	—	(460)
Translation adjustments	2,892	—	—	—	—	2,892	—	2,892
Minimum pension liability	1,122	—	—	—	—	1,122	—	1,122

Comprehensive income								$265,302

Balances at July 3, 2004 (Unaudited:)	$782,286	$—	$1,896	$357,026	$430,461	$2,195	$(9,292)		189,618

Net income	201,848	—	—	—	201,848	—	—	201,848
Shares issued for stock options and employee benefit plans	37,427	—	38	37,389	—	—	—		3,805
Tax benefit from exercise of stock options	54,793	—	—	54,793	—	—	—
Repurchase of common stock	(94,927)	—	(24)	(9,697)	(85,206)	—	—		(2,430)
Grant of restricted stock awards	—	—	—	6,958	—	—	(6,958)		—
Amortization of restricted stock awards	2,886	—	—	—	—	—	2,886		—
Unrealized loss on cash flow hedging derivatives, net	(703)	—	—	—	—	(703)	—	(703)
Translation adjustments	3,852	—	—	—	—	3,852	—	3,852

Comprehensive income								$204,997

Balances at January 1, 2005 (unaudited)	$987,462	$—	$1,910	$446,469	$547,103	$5,344	$(13,364)		190,993

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	January 1,	December 27,
	2005	2003
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201,848	$137,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	27,716	18,523
Minority Interest	9,293	7,980
Tax benefit from exercise of stock options	54,793	54,852
Increase in deferred tax assets	(4,465)	(155)
Increase in deferred tax liability	6,673	—
Other non cash credits, net	1,747	4,485
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(66,025)	(58,982)
Increase in inventories	(28,943)	(13,419)
Increase in other assets	(18,809)	(13,481)
Increase in other liabilities	1,441	1,702
Increase in accounts payable	23,718	28,539
Increase in accrued liabilities	83,530	34,788

Net cash provided by operating activities	292,517	202,599

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(46,457)	(30,043)
Proceeds from dispositions of property and equipment	18	56
Purchases of investments	(333,217)	—
Maturity of investments	130,000	—

Net cash used in investing activities	(249,656)	(29,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(94,927)	(54,954)
Repayment of long-term debt	(115)	(80)
Borrowings on revolving credit facility	344,696	133,321
Repayments of revolving credit facility	(295,934)	(125,360)
Proceeds from exercise of stock options	37,427	18,060

Net cash used in financing activities	(8,853)	(29,013)

Increase in cash and cash equivalents	34,008	143,599
Cash and cash equivalents at beginning of period	262,720	229,176

Cash and cash equivalents at end of period	$296,728	$372,775

Cash paid for income taxes	$25,833	$21,780

Cash paid for interest	$116	$170

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”), all 100% owned subsidiaries and Coach Japan, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 3, 2004 (“fiscal 2004”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and six months ended January 1, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, ending July 2, 2005 (“fiscal 2005”).

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

     The following illustrates the effect on net income and earnings per share as if the fair value based method of accounting, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, had been applied:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Net income, as reported	$134,123	$95,438	$201,848	$137,767

Deduct:

Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,220)	(6,337)	(13,964)	(12,061)

Proforma net income	$126,903	$89,101	$187,884	$125,706

Earnings per share:
Basic - as reported	$0.71	$0.52	$1.07	$0.75

Basic - proforma	$0.67	$0.48	$0.99	$0.68

Diluted - as reported	$0.69	$0.50	$1.03	$0.72

Diluted - proforma	$0.65	$0.46	$0.96	$0.66

     During the second quarters of fiscal 2005 and fiscal 2004, the compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $1,579 and $1,035, respectively. During the first six months of fiscal 2005 and fiscal 2004, the compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $2,886 and $2,198, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions for grants through the second quarters of fiscal 2005 and fiscal 2004, respectively: expected lives (years) of 1.50 and 1.95, risk-free interest rate of 2.50% and 1.59%, expected volatility of 30.23% and 34.19% and a zero dividend yield in both periods. The weighted-average fair value of individual options granted through the second quarters of fiscal 2005 and fiscal 2004 were $6.42 and $5.33, respectively.

3. Goodwill and Other Intangible Assets

     The carrying value of goodwill as of January 1, 2005 and July 3, 2004, by operating segment, is as follows:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-
	Consumer	Indirect	Total
Balance at July 3, 2004	$3,408	$10,197	$13,605

Foreign exchange impact	—	323	323

Balance at January 1, 2005	$3,408	$10,520	$13,928

4. Debt

     Coach’s revolving credit facility (the “Fleet facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2005 and fiscal 2004 there were no borrowings under the Fleet facility. As of January 1, 2005 and July 3, 2004, there were no outstanding borrowings under the Fleet facility.

     Coach pays a commitment fee of 12.5 to 30 basis points on any unused amounts of our revolving credit facility. Coach also pays interest of LIBOR plus 55 to 125 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At January 1, 2005, the commitment fee was 12.5 basis points and the LIBOR margin was 55 basis points.

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

     During the first six months of fiscal 2005 and fiscal 2004 the peak borrowings under the Japanese credit facilities were $50,461 and $36,084, respectively. As of January 1, 2005 and July 3, 2004, the outstanding borrowings under the Japanese facilities were $50,461 and $1,699, respectively.

5. Investments

     The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and are stated at amortized cost. The following table shows the amortized cost, fair value and gross unrealized gains and losses of the Company’s investments at January 1, 2005 and July 3, 2004.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	January 1, 2005			July 3, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	(Loss)
Short-term investments:
U.S. government and agency securities	$105,000	$104,644	$(356)	$50,000	$49,930	$(70)
Commercial paper	49,870	49,831	(39)	74,260	74,187	(73)
Corporate debt securities	50,000	50,000	—	22,500	22,500	—
Certificates of deposit	25,031	24,941	(90)	24,963	24,860	(103)

Short-term investments	$229,901	$229,416	$(485)	$171,723	$171,477	$(246)

Long-term investments:
U.S. government and agency securities	$49,924	$49,797	$(127)	$130,000	$129,975	$(25)
Corporate debt securities	225,115	221,980	(3,135)	—	—	—

Long-term investments	$275,039	$271,777	$(3,262)	$130,000	$129,975	$(25)

     Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. At January 1, 2005, the maturity dates of long-term investments, based on current contractual maturities, extend to February 2007. Actual redemptions could differ from contractual maturities as some borrowers have the right to call certain obligations.

     The difference between the amortized cost and fair value of the investments is the unrealized gains and losses, caused primarily by interest rate fluctuations. The securities to which the unrealized losses relate have been in a continuous loss position for less than twelve months. The Company does not consider these investments to be other-than-temporarily impaired at January 1, 2005, as the contractual terms of these investments do not permit the issuers to settle the securities at a price less than the amortized cost of the investments and as the Company has both the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity.

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

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Net earnings	$134,123	$95,438	$201,848	$137,767

Total basic shares	189,677	185,231	189,433	184,418

Dilutive securities:
Employee benefit and stock award plans	1,480	1,285	1,443	1,285
Stock option programs	4,100	5,469	4,224	5,777

Total diluted shares	195,257	191,985	195,100	191,480

Earnings per share:
Basic	$0.71	$0.52	$1.07	$0.75

Diluted	$0.69	$0.50	$1.03	$0.72

     At January 1, 2005, options to purchase 2,012 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $48.91 to $56.06, were greater than the average market price of the common shares.

     At December 27, 2003, options to purchase 2,133 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $34.70 to $40.15, were greater than the average market price of the common shares.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

Quarter Ended	Direct-to-		Corporate
January 1, 2005	Consumer	Indirect	Unallocated	Total

Net sales	$307,212	$224,547	$—	$531,759
Operating income (loss)	151,383	116,848	(45,096)	223,135
Interest income, net	—	—	3,469	3,469
Income (loss) before provision for income taxes and minority interest	151,383	116,848	(41,627)	226,604
Provision for income taxes	—	—	86,109	86,109
Minority interest, net of tax	—	—	6,372	6,372
Depreciation and amortization	7,577	2,834	3,885	14,296
Total assets	251,214	275,976	879,946	1,407,136
Additions to long-lived assets	14,455	11,082	4,133	29,670

Quarter Ended	Direct-to-		Corporate
December 27, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$237,084	$174,429	$—	$411,513
Operating income (loss)	109,471	87,603	(36,370)	160,704
Interest income, net	—	—	466	466
Income (loss) before provision for income taxes and minority interest	109,471	87,603	(35,904)	161,170
Provision for income taxes	—	—	60,445	60,445
Minority interest, net of tax	—	—	5,287	5,287
Depreciation and amortization	5,296	1,693	2,689	9,678
Total assets	232,496	190,183	438,603	861,282
Additions to long-lived assets	8,312	5,627	1,908	15,847

Six Months Ended	Direct-to-		Corporate
January 1, 2005	Consumer	Indirect	Unallocated	Total

Net sales	$482,392	$393,432	$—	$875,824
Operating income (loss)	215,115	203,424	(83,969)	334,570
Interest income, net	—	—	5,979	5,979
Income (loss) before provision for income taxes and minority interest	215,115	203,424	(77,990)	340,549
Provision for income taxes	—	—	129,408	129,408
Minority interest, net of tax	—	—	9,293	9,293
Depreciation and amortization	14,766	5,488	7,462	27,716
Total assets	251,214	275,976	879,946	1,407,136
Additions to long-lived assets	24,779	15,812	5,866	46,457

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

Six Months Ended	Direct-to-		Corporate
December 27, 2003	Consumer	Indirect	Unallocated	Total

Net sales	$371,560	$298,328	$—	$669,888
Operating income (loss)	153,195	146,131	(66,997)	232,329
Interest income, net	—	—	871	871
Income (loss) before provision for income taxes and minority interest	153,195	146,131	(66,126)	233,200
Provision for income taxes	—	—	87,453	87,453
Minority interest, net of tax	—	—	7,980	7,980
Depreciation and amortization	9,683	3,383	5,457	18,523
Total assets	232,496	190,183	438,603	861,282
Additions to long-lived assets	18,861	7,654	3,528	30,043

     The following is a summary of the corporate costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Production variances	$1,331	$1,558	$2,567	$4,670
Advertising, marketing and design	(20,612)	(16,436)	(35,729)	(28,160)
Administration and information systems	(16,451)	(13,243)	(33,502)	(28,374)
Distribution and customer service	(9,364)	(8,249)	(17,305)	(15,133)

Total corporate unallocated	$(45,096)	$(36,370)	$(83,969)	$(66,997)

Geographic Area Information

     As of January 1, 2005, Coach operated 185 retail stores and 81 factory stores in North America and operated distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. In addition, Coach Japan operates 105 department store shop-in-shops, retail stores and factory stores in Japan. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

Quarter Ended			Other
January 1, 2005	United States	Japan	International	Total

Net sales	$394,655	$108,751	$28,353	$531,759

Long-lived assets	422,030	71,733	2,495	496,258

Quarter Ended			Other
December 27, 2003	United States	Japan	International	Total

Net sales	$314,474	$77,781	$19,258	$411,513

Long-lived assets	135,879	39,424	770	176,073

Six Months Ended			Other
January 1, 2005	United States	Japan	International	Total

Net sales	$649,360	$177,674	$48,790	$875,824

Long-lived assets	422,030	71,733	2,495	496,258

Six Months Ended			Other
December 27, 2003	United States	Japan	International	Total

Net sales	$507,153	$127,318	$35,417	$669,888

Long-lived assets	135,879	39,424	770	176,073

8. Commitments and Contingencies

     At January 1, 2005, the Company had outstanding letters of credit totaling $67,360. Of this amount, $16,764 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

9. Derivative Instruments and Hedging Activities

     The fair values of open foreign currency derivatives included in accrued liabilities at January 1, 2005 and July 3, 2004 were $1,214 and $486, respectively. For the six months ended January 1, 2005 and December 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $703 and $810, respectively, net of taxes.

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

     During the first six months of fiscal 2005 and fiscal 2004, the Company repurchased and retired 2,430 and 1,511 shares, respectively, of common stock, at an average cost of $39.06 and $36.36, respectively, per share.

     As of January 1, 2005, Coach had approximately $170,000 remaining in the stock repurchase program.

11. Business Interruption Insurance

     In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th attack. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

     During the quarters ended January 1, 2005 and December 27, 2003, Coach received $1,027 and $1,570, respectively, under its business interruption coverage. For the six months ended January 1, 2005 and December 27, 2003, Coach received $2,204 and $2,657, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

12. Retirement Plans

     The components of net periodic pension cost for the Coach Leatherware Company, Inc. Supplemental Pension Plan were:

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Service cost	$3	$3	$7	$6
Interest cost	77	96	154	191
Expected return on plan assets	(45)	(70)	(90)	(140)
Recognized actuarial loss	48	61	95	123

Net periodic pension cost	$83	$90	$166	$180

13. Recent Accounting Pronouncements

     In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. EITF Issue No. 03-13 provides guidance for evaluating which cash flows are to be considered in reporting operating results. As the Company did not record any impairment losses during the first six months of fiscal 2005, the implementation of EITF 03-13 did not have an impact on Coach’s financial position or results of operations.

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on Coach’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” as well as its related implementation guidance. This revised statement requires public entities to recognize the issuance of employee stock options as an expense based on the grant-date fair value of the awards. SFAS No. 123 (revised 2004) is effective for the first interim or annual reporting period beginning after June 15, 2005. See Note 2, Stock-Based Compensation, for the pro-forma disclosure of the impact of adopting SFAS No. 123 (revised 2004).

COACH, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)
Quarters and Six Months Ended January 1, 2005 and December 27, 2003
(dollars and shares in thousands, except per share data)
(unaudited)

14. Subsequent Event

     On January 24, 2005, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split will be distributed on or about April 4, 2005 to stockholders of record on March 21, 2005. The presented financial statements do not reflect the impact of the stock split other than the proforma disclosures presented on the consolidated statements of income, as the distribution of the additional shares has not occurred.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Executive Overview

     Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a leading American designer and marketer of fine accessories and gifts for women and men. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with an expanding international brand recognition. Coach sells its products worldwide through its own retail stores, select department and specialty stores, its on-line store, www.coach.com and its catalog. Coach has built upon its brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensing products with the Coach brand name.

     Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and Coach Japan, and by licensing its brand name to select manufacturers. During the quarter ended January 1, 2005, net sales increased 29.2% to $531.8 million from $411.5 million during the same period of fiscal 2004. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended January 1, 2005 increased 38.8% to $223.1 million from $160.7 million generated in the same period of fiscal 2004, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended January 1, 2005 increased 40.5% to $134.1 million from $95.4 million generated in the same period of fiscal 2004. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest expense.

     During the six months ended January 1, 2005, net sales increased 30.7% to $875.8 million from $669.9 million during the same period of fiscal 2004. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the six months ended January 1, 2005 increased 44.0% to $334.5 million from $232.4 million generated in the same period of fiscal 2004, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the six months ended January 1, 2005 increased 46.5% to $201.8 million from $137.8 million generated in the same period of fiscal 2004. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest expense.

Results of Operations

     The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004 and a discussion of the changes in financial condition during the first six months of fiscal 2005.

Second Quarter Fiscal 2005 Compared to Second Quarter Fiscal 2004

     Consolidated statements of income for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 are as follows:

	Quarter Ended
	(unaudited)
	January 1,		December 27,
	2005		2003
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$530.4	99.7%	$410.0	99.6%
Licensing revenue	1.4	0.3	1.5	0.4

Total net sales	531.8	100.0	411.5	100.0
Cost of sales	128.8	24.2	106.4	25.9

Gross profit	403.0	75.8	305.1	74.2
Selling, general and administrative expenses	179.9	33.8	144.4	35.1

Operating income	223.1	42.0	160.7	39.1
Interest income, net	3.5	0.7	0.5	0.1

Income before provision for income taxes and minority interest	226.6	42.6	161.2	39.2
Provision for income taxes	86.1	16.2	60.5	14.7
Minority interest, net of tax	6.4	1.2	5.3	1.3

Net income	$134.1	25.2%	$95.4	23.2%

Net income per share:
Basic	$0.71		$0.52

Diluted	$0.69		$0.50

Weighted-average number of shares:
Basic	189.7		185.2

Diluted	195.3		192.0

Net Sales

     Net sales by business segment in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 are as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	January 1,	December 27,	Rate of	January 1,	December 27,
	2005	2003	Increase	2005	2003
	(dollars in millions)		(‘05 v. ‘04)
Direct-to-consumer	$307.2	$237.1	29.6%	57.8%	57.6%
Indirect	224.6	174.4	28.8%	42.2	42.4

Total net sales	$531.8	$411.5	29.2%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 29.6% to $307.2 million during the second quarter of fiscal 2005 from $237.1 million during the same period of fiscal 2004, driven by increased comparable store sales, new store sales and expanded store sales in our North American retail and factory store divisions. Sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 13.9% for retail stores and 20.7% for factory stores. Comparable store sales growth for the entire North American store chain was 16.5%, which accounted for $34.7 million of the net sales increase. Since the end of the second quarter of fiscal 2004, Coach has opened 20 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the second quarter of fiscal 2004, accounted for $29.3 million of the net sales increase. Since the end of the second quarter of fiscal 2005, Coach also expanded nine retail stores and one factory store. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the second quarter of fiscal 2004, accounted for $4.5 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the second quarter of fiscal 2004, Coach has closed one factory store.

     Indirect. Net sales increased 28.8% to $224.6 million in the second quarter of fiscal 2005 from $174.4 million during the same period of fiscal 2004. The increase was driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $31.3 million over the comparable period of the prior year. Since the end of the second quarter of fiscal 2004, we have opened 11 locations in Japan. Sales from these new stores, as well as the non-comparable portion of sales from other new stores, accounted for $11.3 million of the net sales increase. In addition, comparable store net sales gains accounted for an increase of $9.5 million over the comparable period of the prior year. Since the end of the second quarter of fiscal 2004, we have also expanded 17 locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from other expanded stores, accounted for $6.6 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $4.2 million. These increases were slightly offset by store closures. Since the end of the second quarter of fiscal 2004, Coach Japan has closed three locations.

     The increase in indirect sales was also driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $7.7 million, $5.0 million and

$4.3 million, respectively, as compared to the same period of the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 32.1% to $403.0 million in the second quarter of fiscal 2005 from $305.1 million during the same period of fiscal 2004. Gross margin increased 163 basis points to 75.8% in the second quarter of fiscal 2005 from 74.2% during the same period of fiscal 2004. This improvement was driven by a shift in product mix, reflecting increased penetration of higher margin collections, which contributed 81 additional basis points; a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed 65 additional basis points, and the continuing impact of sourcing cost initiatives, which contributed 17 additional basis points.

     The following chart illustrates the gross margin performance Coach has experienced over the last six quarters.

	Fiscal Year Ended July 3, 2004				Fiscal Year Ending July 2, 2005
	Q1	Q2	Q3	Q4	Q1	Q2

Gross margin	72.7%	74.2%	75.9%	76.7%	75.0%	75.8%

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 24.5% to $179.9 million in the second quarter of fiscal 2005 from $144.4 million during the same period of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses during the second quarter of fiscal 2005 were 33.8% compared to 35.1% during the second quarter of fiscal 2004. This improvement is attributable to leveraging our expense base on higher sales.

     Selling expenses increased 25.3% to $129.7 million, or 24.4% of net sales, in the second quarter of fiscal 2005 from $103.4 million, or 25.1% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with North American retail stores and Coach Japan. The $14.4 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 20 new retail stores and five new factory stores since the end of the second quarter of fiscal 2004. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the second quarter of fiscal 2004, increased total expenses by $6.6 million. The increase in Coach Japan expenses was $10.6 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $2.3 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 25.8% to $23.9 million, or 4.4% of net sales, in the second quarter of fiscal 2005, from $19.0 million, or 4.6% of net sales, during the same period of fiscal 2004. The dollar increase was primarily due to increased staffing costs, design expenditures and advertisements.

     Distribution and customer service expenses increased to $9.9 million in the second quarter of fiscal 2005 from $8.8 million during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.1% in the second quarter of fiscal 2004 to 1.9% in the second quarter of fiscal 2005.

     Administrative expenses increased 25.8% to $16.5 million, or 3.1% of net sales, in the second quarter of fiscal 2005 from $13.2 million, or 3.2% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to increased employee staffing costs and building occupancy costs.

Interest Income, Net

     Interest income, net was $3.5 million in the second quarter of fiscal 2005 as compared to $0.5 million in the second quarter of fiscal 2004. The dollar increase was due to increased cash and investment balances during the second quarter of fiscal 2005 as well as higher returns on our investments.

Income Taxes

     The effective tax rate increased to 38.0% in the second quarter of fiscal 2005 compared with the 37.5% recorded in the second quarter of fiscal 2004.

Minority Interest, Net of Tax

     Minority interest expense increased to $6.4 million, or 1.2% of net sales, in the second quarter of fiscal 2005 as compared to $5.3 million, or 1.3% of net sales, in the second quarter of fiscal 2004. This increase was due to increased profits from the operations of Coach Japan and the impact of foreign currency exchange rates.

First Six Months Fiscal 2005 Compared to First Six Months Fiscal 2004

     Consolidated statements of income for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 are as follows:

	Six Months Ended
	(unaudited)
	January 1,		December 27,
	2005		2003
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$872.9	99.7%	$667.5	99.6%
Licensing revenue	2.9	0.3	2.4	0.4

Total net sales	875.8	100.0	669.9	100.0
Cost of sales	214.7	24.5	176.8	26.4

Gross profit	661.1	75.5	493.1	73.6
Selling, general and administrative expenses	326.6	37.3	260.7	38.9

Operating income	334.5	38.2	232.4	34.7
Interest income, net	6.0	0.7	0.9	0.1

Income before provision for income taxes and minority interest	340.5	38.9	233.3	34.8
Provision for income taxes	129.4	13.0	87.5	13.0
Minority interest, net of tax	9.3	1.1	8.0	1.2

Net income	$201.8	23.0%	$137.8	20.6%

Net income per share:
Basic	$1.07		$0.75

Diluted	$1.03		$0.72

Weighted-average number of shares:
Basic	189.4		184.4

Diluted	195.1		191.5

Net Sales

     Net sales by business segment in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 are as follows:

	Six Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	January 1,	December 27,	Rate of	January 1,	December 27,
	2005	2003	Increase	2005	2003
	(dollars in millions)		(‘05 v. ‘04)
Direct-to-consumer	$482.4	$371.6	29.8%	55.1%	55.5%
Indirect	393.4	298.3	31.9%	44.9	44.5

Total net sales	$875.8	$669.9	30.7%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 29.8% to $482.4 million during the first six months of fiscal 2005 from $371.6 million during the same period of fiscal 2004, driven by increased comparable store sales, new store sales and expanded store sales in our North American retail and factory store divisions. Sales growth in comparable stores, defined as those stores opened for at least the previous twelve months, was 14.8% for retail stores and 17.6% for factory stores. Comparable store sales growth for the entire North American store chain was 16.0%, which accounted for $53.7 million of the net sales increase. Since the end of the first six months of fiscal 2004, Coach has opened 20 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first six months of fiscal 2004, accounted for $46.2 million of the net sales increase. Since the end of the first six months of fiscal 2004, Coach also expanded nine retail stores and one factory store. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the first six months of fiscal 2004, accounted for $6.0 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the first six months of fiscal 2004, Coach has closed one factory store.

     Indirect. Net sales increased 31.9% to $393.4 million in the first six months of fiscal 2005 from $298.3 million during the same period of fiscal 2004. The increase was driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $50.6 million over the comparable period of the prior year. Since the end of the first six months of fiscal 2004, we have opened 11 locations in Japan. Sales from these new stores, as well as the non-comparable portion of sales from other new stores, accounted for $16.3 million of the net sales increase. In addition, comparable store net sales gains accounted for an increase of $15.3 million over the comparable period of the prior year. Since the end of the first six months of fiscal 2004, we have also expanded 17 locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from other expanded stores, accounted for $10.9 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $8.9 million. These increases were slightly offset by store closures. Since the end of the first six months of fiscal 2004, Coach Japan has closed three locations.

     The increase in indirect sales was also driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $23.8 million, $9.4 million and

$6.1 million, respectively, as compared to the same period of the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 34.1% to $661.1 million in the first six months of fiscal 2005 from $493.1 million during the same period of fiscal 2004. Gross margin increased 189 basis points to 75.5% in the first six months of fiscal 2005 from 73.6% during the same period of fiscal 2004. This improvement was driven by a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed 83 additional basis points, a shift in product mix, reflecting increased penetration of higher margin collections, which contributed 72 additional basis points, and the continuing impact of sourcing cost initiatives, which contributed 34 additional basis points.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 25.3% to $326.6 million in the first six months of fiscal 2005 from $260.7 million during the same period of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses during the first six months of fiscal 2005 were 37.3% compared to 38.9% during the first six months of fiscal 2004. This improvement is attributable to leveraging our expense base on higher sales.

     Selling expenses increased 27.2% to $234.0 million, or 26.7% of net sales, in the first six months of fiscal 2004 from $183.9 million, or 27.5% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating costs associated with North American retail stores and Coach Japan. The $26.7 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 20 new retail stores and five new factory stores since the end of the first six months of fiscal 2004. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the first six months of fiscal 2004, increased total expenses by $11.4 million. The increase in Coach Japan expenses was $21.1 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $3.9 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 26.3% to $40.8 million, or 4.7% of net sales, in the first six months of fiscal 2005 from $32.3 million, or 5.6% of net sales, during the same period of fiscal 2004. The dollar increase was primarily due to increased employee staffing costs, design expenditures and advertisements.

     Distribution and customer service expenses increased to $18.3 million in the first six months of fiscal 2005 from $16.2 million during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.4% in the first six months of fiscal 2004 to 2.1% in the first six months of fiscal 2005.

     Administrative expenses increased by 18.0% to $33.5 million, or 3.8% of net sales, in the first six months of fiscal 2005 from $28.3 million, or 4.2% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to increased employee staffing costs and building occupancy costs.

Interest Income, Net

     Interest income, net was $6.0 million in the first six months of fiscal 2005 as compared to $0.9 million in the first six months of fiscal 2004. The dollar increase was due to increased cash and investment balances during the first six months of fiscal 2005 as well as higher returns on our investments.

Income Taxes

     The effective tax rate increased to 38.0% in the first six months of fiscal 2005 compared with the 37.5% recorded in the first six months of fiscal 2004.

Minority Interest, Net of Tax

     Minority interest expense increased to $9.3 million, or 1.1% of net sales, in the first six months of fiscal 2005 as compared to $8.0 million, or 1.2% of net sales, in the first six months of fiscal 2004. This increase was due to increased profits from the operations of Coach Japan and the impact of foreign currency exchange rates.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash provided by operating activities was $292.5 million for the first six months of fiscal 2005 compared to $202.6 million in the first six months of fiscal 2004. The year-to-year improvement of $89.9 million was primarily the result of higher first half earnings of $64.1 million.

     Net cash used in investing activities was $249.7 million in the first six months of fiscal 2005 compared to $30.0 million in the first six months of fiscal 2004. The increase in net cash used in investing activities is primarily attributable to the $203.2 million net purchase of investments. In addition, capital expenditures, which related primarily to new and renovated retail stores in the United States and Japan, increased by $16.4 million.

     Net cash used in financing activities was $8.9 million in the first six months of fiscal 2005 compared to $29.0 million used in the comparable period of fiscal 2004. The year-to-year decrease in cash used primarily resulted from an additional $40.8 million in funds borrowed on Coach Japan’s revolving credit facility and an additional $19.4 million in proceeds received from the exercise of stock options, offset by an additional $40.0 million expended to repurchase common stock in the first six months of fiscal 2005 as compared to the same period of the prior year.

     Coach’s revolving credit facility (the “Fleet facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2005 and fiscal 2004 there were no borrowings under the Fleet facility. As of January 1, 2005 and July 3, 2004, there were no outstanding borrowings under the Fleet facility.

     Coach pays a commitment fee of 12.5 to 30 basis points on any unused amounts of our revolving credit facility. Coach also pays interest of LIBOR plus 55 to 125 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At January 1, 2005, the commitment fee was 12.5 basis points and the LIBOR margin was 55 basis points.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $83 million at January 1, 2005. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first six months of fiscal 2005 and fiscal 2004 the peak borrowings under the Japanese credit facilities were $50.5 million and $36.1 million, respectively. As of January 1, 2005 and July 3, 2004, the outstanding borrowings under the Japanese facilities were $50.5 million and $1.7 million, respectively.

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

     During the first six months of fiscal 2005 and fiscal 2004, the Company repurchased 2.4 million and 1.5 million shares, respectively, of common stock, at an average cost of $39.06 and $36.36, respectively, per share.

     As of January 1, 2005, Coach had approximately $170 million remaining in the stock repurchase program.

     We expect that fiscal 2005 capital expenditures will be approximately $95 million and will relate to the following: new retail and factory stores as well as store expansions in both the United States and Japan, department store and distributor location renovations, information systems and corporate facilities. In the U.S., we plan to open about 20 new retail stores and five new factory stores, of which 16 were opened by the end of the first six months of fiscal 2005. In Japan, we plan to open about 10 new locations, of which eight were opened by the end of the first six months of fiscal 2005. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months of fiscal 2005, Coach purchased approximately $244 million of inventory, which was funded by operating cash flow.

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

Seasonality

     Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and we will continue to balance our year-round business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 3, 2004 are those that depend most heavily on these judgements and estimates. As of January 1, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

     The fair values of open foreign currency derivatives included in accrued liabilities at January 1, 2005 and July 3, 2004 were $1.2 million and $0.5 million, respectively. For the six months ended January 1, 2005 and December 27, 2003, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $0.7 million and $0.8 million, respectively, net of taxes.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $53.9 million at January 1, 2005. Of this amount, $50.5 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

     Based on the evaluation of the Company’s disclosure controls and procedures as of January 1, 2005, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Current report on Form 8-K, filed with the Commission on August 4, 2004. This report contained the Company’s preliminary earnings results for the fourth quarter of, and full year for, fiscal year 2004.

Current report on Form 8-K, filed with the Commission on October 13, 2004. This report contained a description of actions taken by the Company to amend and restate the Rights Agreement dated as of May 3, 2001 between Coach and Mellon Investor Services LLC.

Current report on Form 8-K, filed with the Commission on October 26, 2004. This report contained the Company’s preliminary earnings results for the first quarter of fiscal year 2005.

Current report on Form 8-K, filed with the Commission on January 12, 2005. This report contained the Company’s preliminary sales results for the second quarter and first half of fiscal year 2005.

Current report on Form 8-K, filed with the Commission on January 25, 2005. This report contained the Company’s preliminary earnings results for the second quarter and first half of fiscal year 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By:	-s- Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 10, 2005