Form 10-Q
period 2005-04-02
COACH INC
filed 2005-05-12
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

Yes ☑ No ☐

On May 6, 2005, the Registrant had 377,124,127 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 35 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “forecast,” “anticipated,” or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors including but not limited to: (i) the successful implementation of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other propriletary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events, or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	July 3,
	2005	2004
	(unaudited)
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$216,905	$262,720
Short-term investments	278,786	171,723
Trade accounts receivable, less allowances of $5,845 and $5,456, respectively	83,630	55,724
Inventories	180,814	161,913
Other current assets	78,315	53,536

Total current assets	838,450	705,616

Property and equipment, net	189,775	164,291
Long-term investments	198,591	130,000
Goodwill	13,729	13,605
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	26,439	21,125

Total assets	$1,276,772	$1,044,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$49,964	$44,771
Accrued liabilities	169,759	123,647
Revolving credit facility	21,315	1,699
Current portion of long-term debt	150	115

Total current liabilities	241,188	170,232

Long-term debt	3,270	3,420
Other liabilities	65,080	48,289
Minority interest, net of tax	53,732	40,198

Total liabilities	363,270	262,139

Commitments and contingencies (Note 8)

Stockholders’ equity (Note 3):
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 376,670,602 and 379,236,402 shares, respectively	3,766	3,792
Capital in excess of par value	441,411	355,130
Retained earnings	478,576	430,461
Accumulated other comprehensive income	4,296	2,195
Unearned compensation	(14,547)	(9,292)

Total stockholders’ equity	913,502	782,286

Total liabilities and stockholders’ equity	$1,276,772	$1,044,425

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
	(amounts in thousands, except per share data)
Net sales	$415,939	$313,073	$1,291,763	$982,961

Cost of sales	91,266	75,556	305,948	252,392

Gross profit	324,673	237,517	985,815	730,569

Selling, general and administrative expenses	178,842	136,648	505,414	397,371

Operating income	145,831	100,869	480,401	333,198

Interest income, net	4,945	768	10,924	1,639

Income before provision for income taxes and minority interest	150,776	101,637	491,325	334,837

Provision for income taxes	57,296	38,114	186,704	125,567

Minority interest, net of tax	4,241	5,212	13,534	13,192

Net income	$89,239	$58,311	$291,087	$196,078

Net income per share
Basic	$0.24	$0.16	$0.77	$0.53

Diluted	$0.23	$0.15	$0.75	$0.51

Shares used in computing net income per share
Basic	379,695	374,012	378,885	370,502

Diluted	391,609	387,139	390,413	384,294

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

						Accumulated			Shares
	Total			Capital in		Other			of
	Stockholders’	Preferred	Common	Excess	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Stock	Stock	of Par	Earnings	Income(loss)	Compensation	Income (loss)	Stock
Balances at June 28, 2003	$426,929	$—	$3,660	$212,654	$217,622	$(1,359)	$(5,648)		366,018

Net income	261,748	—	—	—	261,748	—	—	261,748
Shares issued for stock options and employee benefit plans	34,141	—	162	33,979	—	—	—		16,240
Tax benefit from exercise of stock options	106,458	—	—	106,458	—	—	—
Repurchase of common stock	(54,954)	—	(30)	(6,015)	(48,909)	—	—		(3,022)
Grant of restricted stock awards	—	—	—	8,054	—	—	(8,054)		—
Amortization of restricted stock awards	4,410	—	—	—	—	—	4,410		—
Unrealized gain/(loss ) on cash flow hedging derivatives, net	(460)	—	—	—	—	(460)	—	(460)
Translation adjustments	2,892	—	—	—	—	2,892	—	2,892
Minimum pension liability	1,122	—	—	—	—	1,122	—	1,122

Comprehensive income								$265,302

Balances at July 3, 2004	782,286	—	3,792	355,130	430,461	2,195	(9,292)		379,236
Unaudited:
Net income	291,087	—	—	—	291,087	—	—	291,087
Shares issued for stock options and employee benefit plans	38,142	—	84	38,058	—	—	—		8,435
Tax benefit from exercise of stock options	60,184	—	—	60,184	—	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—	—		(11,000)
Grant of restricted stock awards	—	—	—	9,928	—	—	(9,928)		—
Amortization of restricted stock awards	4,673	—	—	—	—	—	4,673		—
Unrealized gain/(loss ) on cash flow hedging derivatives, net	290	—	—	—	—	290	—	290
Translation adjustments	1,811	—	—	—	—	1,811	—	1,811

Comprehensive income								$293,188

Balances at April 2, 2005 (unaudited)	$913,502	$—	$3,766	$441,411	$478,576	$4,296	$(14,547)		376,671

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	April 2,	March 27,
	2005	2004
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$291,087	$196,078
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,170	31,781
Minority Interest	13,534	13,192
Tax benefit from exercise of stock options	60,184	73,046
Increase in deferred tax assets	(5,783)	(171)
Increase in deferred tax liability	14,824	—
Other non cash credits, net	(70)	4,233
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(27,906)	(43,187)
Increase in inventories	(18,901)	(10,027)
Increase in other assets	(25,049)	(8,939)
Increase in other liabilities	5,191	6,969
Increase in accounts payable	5,193	13,033
Increase in accrued liabilities	42,888	32,125

Net cash provided by operating activities	398,362	308,133

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(63,739)	(47,556)
Proceeds from dispositions of property and equipment	18	57
Purchases of investments	(380,713)	—
Maturity of investments	205,059	—

Net cash used in investing activities	(239,375)	(47,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(264,971)	(54,954)
Repayment of long-term debt	(115)	(80)
Borrowings on revolving credit facility	350,456	166,903
Repayments of revolving credit facility	(330,840)	(180,110)
Proceeds from exercise of stock options	40,668	23,774

Net cash used in financing activities	(204,802)	(44,467)

(Decrease) increase in cash and cash equivalents	(45,815)	216,167
Cash and cash equivalents at beginning of period	262,720	229,176

Cash and cash equivalents at end of period	$216,905	$445,343

Cash paid for income taxes	$107,939	$25,513

Cash paid for interest	$222	$241

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”), all 100% owned subsidiaries, and Coach Japan, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 3, 2004 (“fiscal 2004”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months ended April 2, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, ending July 2, 2005 (“fiscal 2005”).

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

     The following illustrates the effect on net income and earnings per share as if the fair value based method of accounting, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied:

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Net income, as reported	$89,239	$58,311	$291,087	$196,078

Deduct:

Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,367)	(6,399)	(22,331)	(18,460)

Proforma net income	$80,872	$51,912	$268,756	$177,618

Earnings per share:
Basic — as reported	$0.24	$0.16	$0.77	$0.53

Basic — proforma	$0.21	$0.14	$0.71	$0.48

Diluted — as reported	$0.23	$0.15	$0.75	$0.51

Diluted — proforma	$0.21	$0.13	$0.69	$0.46

     During the third quarters of fiscal 2005 and fiscal 2004, the compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $1,787 and $1,085, respectively. During the first nine months of fiscal 2005 and fiscal 2004, the compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $4,673 and $3,283, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions for grants through the third quarters of fiscal 2005 and fiscal 2004, respectively: expected lives (years) of 1.51 and 1.87, risk-free interest rate of 2.5% and 1.6%, expected volatility of 30.1% and 34.1% and a zero dividend yield in both periods. The weighted-average fair value of individual options granted through the third quarters of fiscal 2005 and fiscal 2004 were $3.23 and $2.64, respectively.

3. Stock Split

     On January 24, 2005, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on April 4, 2005 to stockholders of record on March 21, 2005. The effect of the stock split on earnings per share was retroactively applied to all periods presented.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

4. Goodwill and Other Intangible Assets

     The carrying value of goodwill as of April 2, 2005 and July 3, 2004, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at July 3, 2004	$3,408	$10,197	$13,605

Foreign exchange impact	—	124	124

Balance at April 2, 2005	$3,408	$10,321	$13,729

5. Debt

     Coach’s revolving credit facility (the “Fleet facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2005 and fiscal 2004 there were no borrowings under the Fleet facility. As of April 2, 2005 and July 3, 2004, there were no outstanding borrowings under the Fleet facility.

     Coach pays a commitment fee of 12.5 to 30 basis points on any unused amounts of our revolving credit facility. Coach also pays interest of LIBOR plus 55 to 125 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At April 2, 2005, the commitment fee was 12.5 basis points and the LIBOR margin was 55 basis points.

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

     During the first nine months of fiscal 2005 and fiscal 2004 the peak borrowings under the Japanese credit facilities were $50,461 and $36,084, respectively. As of April 2, 2005 and July 3, 2004, the outstanding borrowings under the Japanese facilities were $21,315 and $1,699, respectively.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

6. Investments

     The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and are stated at amortized cost. The following table shows the amortized cost, fair value, and gross unrealized gains and losses of the Company’s investments at April 2, 2005 and July 3, 2004.

	April 2, 2005			July 3, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	(Loss)
Short-term investments:
U.S. government and agency securities	$105,000	$104,620	$(380)	$50,000	$49,930	$(70)
Commercial paper	—	—	—	74,260	74,187	(73)
Corporate debt securities	173,786	173,002	(784)	22,500	22,500	—
Certificates of deposit	—	—	—	24,963	24,860	(103)

Short-term investments	$278,786	$277,622	$(1,164)	$171,723	$171,477	$(246)

Long-term investments:
U.S. government and agency securities	$49,934	$49,325	$(609)	$130,000	$129,975	$(25)
Corporate debt securities	148,657	146,219	(2,438)	—	—	—

Long-term investments	$198,591	$195,544	$(3,047)	$130,000	$129,975	$(25)

     Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. At April 2, 2005, the maturity dates of long-term investments, based on current contractual maturities, extend to February 2007. Actual redemptions could differ from contractual maturities as some borrowers have the right to call certain obligations.

     The difference between the amortized cost and fair value of the investments is the unrealized gains and losses, caused primarily by interest rate fluctuations. The securities to which the unrealized losses relate have been in a continuous loss position for less than twelve months. The Company does not consider these investments to be other-than-temporarily impaired at April 2, 2005. The Company has both the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

7. Earnings Per Share

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Net earnings	$89,239	$58,311	$291,087	$196,078

Total basic shares	379,695	374,012	378,885	370,502

Dilutive securities:
Employee benefit and stock award plans	2,734	2,568	2,835	2,570
Stock option programs	9,180	10,559	8,693	11,222

Total diluted shares	391,609	387,139	390,413	384,294

Earnings per share:
Basic	$0.24	$0.16	$0.77	$0.53

Diluted	$0.23	$0.15	$0.75	$0.51

     At April 2, 2005, options to purchase 1,899 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $27.96 to $29.47 were greater than the average market price of the common shares.

     At March 27, 2004, options to purchase 833 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $19.33 to $21.59, were greater than the average market price of the common shares.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

8. Segment Information

     The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated retail and factory stores, the Internet, and the Coach catalog constitute the Direct-to-Consumer segment. Indirect refers to sales of Coach products to other retailers and includes sales through Coach Japan. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and customer service expenses.

Quarter Ended	Direct-to-		Corporate
April 2, 2005	Consumer	Indirect	Unallocated	Total

Net sales	$208,516	$207,423	$—	$415,939
Operating income (loss)	82,047	107,758	(43,974)	145,831
Interest income, net	—	—	4,945	4,945
Income (loss) before provision for income taxes and minority interest	82,047	107,758	(39,029)	150,776
Provision for income taxes	—	—	57,296	57,296
Minority interest, net of tax	—	—	4,241	4,241
Depreciation and amortization	7,965	3,301	4,188	15,454
Total assets	228,836	246,662	801,274	1,276,772
Additions to long-lived assets	5,578	5,513	6,191	17,282

Quarter Ended	Direct-to-		Corporate
M arch 27, 2004	Consumer	Indirect	Unallocated	Total

Net sales	$160,261	$152,812	$—	$313,073
Operating income (loss)	59,314	75,902	(34,347)	100,869
Interest income, net	—	—	768	768
Income (loss) before provision for income taxes and minority interest	59,314	75,902	(33,579)	101,637
Provision for income taxes	—	—	38,114	38,114
Minority interest, net of tax	—	—	5,212	5,212
Depreciation and amortization	8,504	1,825	2,929	13,258
Total assets	221,773	198,726	507,341	927,840
Additions to long-lived assets	11,809	3,102	2,602	17,513

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

Nine Months Ended	Direct-to-		Corporate
April 2, 2005	Consumer	Indirect	Unallocated	Total

Net sales	$690,906	$600,857	$—	$1,291,763
Operating income (loss)	297,162	311,182	(127,943)	480,401
Interest income, net	—	—	10,924	10,924
Income (loss) before provision for income taxes and minority interest	297,162	311,182	(117,019)	491,325
Provision for income taxes	—	—	186,704	186,704
Minority interest, net of tax	—	—	13,534	13,534
Depreciation and amortization	22,731	8,789	11,650	43,170
Total assets	228,836	246,662	801,274	1,276,772
Additions to long-lived assets	30,357	21,325	12,057	63,739

Nine Months Ended	Direct-to-		Corporate
March 27, 2004	Consumer	Indirect	Unallocated	Total

Net sales	$531,821	$451,140	$—	$982,961
Operating income (loss)	212,509	222,033	(101,344)	333,198
Interest income, net	—	—	1,639	1,639
Income (loss) before provision for income taxes and minority interest	212,509	222,033	(99,705)	334,837
Provision for income taxes	—	—	125,567	125,567
Minority interest, net of tax	—	—	13,192	13,192
Depreciation and amortization	18,187	5,208	8,386	31,781
Total assets	221,773	198,726	507,341	927,840
Additions to long-lived assets	30,670	10,756	6,130	47,556

     The following is a summary of the corporate costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Production variances	$4,961	$4,936	$7,528	$9,606
Advertising, marketing and design	(16,339)	(13,419)	(52,068)	(41,579)
Administration and information systems	(23,613)	(18,412)	(57,115)	(46,786)
Distribution and customer service	(8,983)	(7,452)	(26,288)	(22,585)

Total corporate unallocated	$(43,974)	$(34,347)	$(127,943)	$(101,344)

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

Geographic Area Information

     As of April 2, 2005, Coach operated 186 retail stores and 80 factory stores in North America and operated distribution, product development, and quality control locations in the United States, Italy, Hong Kong, China, and South Korea. In addition, Coach Japan operates 113 department store shop-in-shops, retail stores, and factory stores in Japan. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

Quarter Ended			Other
April 2, 2005	United States	Japan	International	Total

Net sales	$295,334	$98,613	$21,992	$415,939
Long-lived assets	362,863	72,752	2,707	438,322

Quarter Ended			Other
March 27, 2004	United States	Japan	International	Total

Net sales	$224,185	$71,917	$16,971	$313,073
Long-lived assets	159,672	42,556	800	203,028

Nine Months Ended			Other
April 2, 2005	United States	Japan	International	Total

Net sales	$944,694	$276,287	$70,782	$1,291,763
Long-lived assets	362,863	72,752	2,707	$438,322

Nine Months Ended			Other
March 27, 2004	United States	Japan	International	Total

Net sales	$731,338	$199,235	$52,388	$982,961
Long-lived assets	159,672	42,556	800	203,028

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

9. Commitments and Contingencies

     At April 2, 2005, the Company had outstanding letters of credit totaling $57,238. Of this amount, $16,764 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

     Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s financial position, results of operations, or cash flows.

10. Derivative Instruments and Hedging Activities

     The fair value of open foreign currency derivatives included in other current assets at April 2, 2005 was $642 compared to $486 included in accrued liabilities at July 3, 2004. For the nine months ended April 2, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $290, net of taxes. For the nine months ended March 27, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $1,041, net of taxes.

11. Stock Repurchase Program

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

     During the first nine months of fiscal 2005 and fiscal 2004, the Company repurchased and retired 11,000 and 3,022 shares, respectively, of common stock, at an average cost of $24.09 and $18.18, respectively, per share.

     As of April 2, 2005, Coach had completed the current authorization of the stock repurchase program.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

12. Business Interruption Insurance

     In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th attack. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

     During the quarters ended April 2, 2005 and March 27, 2004, Coach received $440 and $0, respectively, under its business interruption coverage. For the nine months ended April 2, 2005 and March 27, 2003, Coach received $2,644 and $2,657, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

13. Retirement Plans

     The components of net periodic pension cost for the Coach Leatherware Company, Inc. Supplemental Pension Plan were:

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Service cost	$4	$3	$11	$10
Interest cost	77	95	231	286
Expected return on plan assets	(45)	(70)	(136)	(211)
Recognized actuarial loss	47	62	143	185

Net periodic pension cost	$83	$90	$249	$270

     Coach has elected to contribute an additional $521 for the fiscal year ending July 2, 2005 from what was previously disclosed for a total expected fiscal year 2005 contribution of $1,290.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

14. Recent Accounting Developments

     Lease Accounting

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter in which it expressed its views regarding the accounting for certain operating leases and the application of GAAP. As a result, the Company reviewed its accounting practices related to leasing transactions. The Company determined that in order to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” and Financial Accounting Standards Board Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” it would adjust its accounting for the construction build-out period of leases, as well as reclassify amounts in the balance sheet and cash flow statements for construction allowances from landlords for leased stores.

     Previously, the Company recognized the straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which generally had the effect of excluding the build-out period of its stores from the calculation of the period over which it expensed rent. The Company now records rent expense when it takes possession of a store to begin its buildout, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store. This adjustment resulted in a cumulative, non-cash charge to rent expense of approximately $3,900 in the quarter ended April 2, 2005, of which approximately $3,400 related to prior periods.

     The Company also periodically receives allowances from landlords related to pre-opening construction at new stores. Historically, the Company recorded these allowances as a reduction of capital expenditures and the carrying values of fixed assets. The Company has reclassified these allowances from fixed assets to a deferred lease credit on the balance sheet. The deferred lease credit will be amortized over the lease term which is consistent with the amortization period for the constructed assets. As a result of the reclassification, previously reported property and equipment and lease liabilities have been increased by $14,302 at April 2, 2005 and $15,767 at July 3, 2004. The previously reported cash flows from operating activities have been increased and cash flows from investing activities have been decreased by $0 for the nine months ended April 2, 2005 and $5,966 for the nine months ended March 27, 2004. In addition, the Company has reclassified deferred rent of a long-term nature out of current liabilities and into other liabilities at April 2, 2005 and July 3, 2004.

     The lease accounting adjustments do not affect historical or future cash flows or the timing of payments under related leases. The Company believes that the effect of the lease accounting adjustments on the Company’s current and prior period financial statements is not material.

COACH, INC.
Notes to Condensed Consolidated Financial Statements — (continued)
Quarters and Nine Months Ended April 2, 2005 and March 27, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

15. Subsequent Events

     On April 26, 2005, the Company announced the agreement to purchase Sumitomo’s 50% interest in Coach Japan, Inc. for approximately $225,000 plus undistributed profits and paid-in capital of approximately $75,000. The purchase is expected to close at the end of the current fiscal year and be accretive to earnings in fiscal year 2006.

     On May 11, 2005, the Coach Board of Directors approved a common stock repurchase program to acquire up to $250,000 of Coach’s outstanding common stock. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Executive Overview

     Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a leading American designer and marketer of fine accessories and gifts for women and men. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach has grown into a designer and marketer of high-quality modern American classic accessories with expanding international brand recognition. Coach sells its products worldwide through its own retail stores, select department and specialty stores, its on-line store, www.coach.com, and its catalog. Coach has built upon its brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy, and licensing products with the Coach brand name.

     Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and Coach Japan, and by licensing its brand name to select manufacturers. During the quarter ended April 2, 2005, net sales increased 32.8% to $415.9 million from $313.1 million during the same period of fiscal 2004. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended April 2, 2005 increased 44.5% to $145.8 million from $100.9 million generated in the same period of fiscal 2004, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended April 2, 2005 increased 53.0% to $89.2 million from $58.3 million generated in the same period of fiscal 2004. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest expense.

     During the nine months ended April 2, 2005, net sales increased 31.4% to $1,291.8 million from $983.0 million during the same period of fiscal 2004. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the nine months ended April 2, 2005 increased 44.2% to $480.4 million from $333.2 million generated in the same period of fiscal 2004, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the nine months ended April 2, 2005 increased 48.4% to $291.1 million from $196.1 million generated in the same period of fiscal 2004. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes and a higher minority interest expense.

Results of Operations

     The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2005 compared to the third quarter and first nine months of fiscal 2004 and a discussion of the changes in financial condition during the first nine months of fiscal 2005.

Third Quarter Fiscal 2005 Compared to Third Quarter Fiscal 2004

     Consolidated statements of income for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 are as follows:

	Quarter Ended
	(unaudited)
	April 2,		March 27,
	2005		2004
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$414.2	99.6%	$311.7	99.6%
Licensing revenue	1.7	0.4	1.4	0.4

Total net sales	415.9	100.0	313.1	100.0
Cost of sales	91.3	22.0	75.6	24.1

Gross profit	324.6	78.0	237.5	75.9
Selling, general and administrative expenses	178.8	43.0	136.6	43.6

Operating income	145.8	35.1	100.9	32.2
Interest income, net	4.9	1.2	0.8	0.3

Income before provision for income taxes and minority interest	150.8	36.3	101.7	32.5
Provision for income taxes	57.4	13.8	38.2	12.2
Minority interest, net of tax	4.2	1.0	5.2	1.7

Net income	$89.2	21.4%	$58.3	18.6%

Net income per share:
Basic	$0.24		$0.16

Diluted	$0.23		$0.15

Weighted-average number of shares:
Basic	379.7		374.0

Diluted	391.6		387.1

Net Sales

     Net sales by business segment in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 are as follows:

	Quarter Ended
	(unaudited)
			Percentage of
	Net Sales		Total Net Sales
	April 2,	March 27,	Rate of	April 2,	M arch 27,
	2005	2004	Increase	2005	2004
	(dollars in millions)		(’05 v. ’04)
Direct-to-consumer	$208.5	$160.3	30.1%	50.1%	51.2%
Indirect	207.4	152.8	35.7%	49.9	48.8

Total net sales	$415.9	$313.1	32.8%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 30.1% to $208.5 million during the third quarter of fiscal 2005 from $160.3 million during the same period of fiscal 2004, driven by increased comparable store sales, new store sales, and expanded store sales in our North American retail and factory store divisions. Sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 12.7% for retail stores and 37.4% for factory stores. Comparable store sales growth for the entire North American store chain was 22.4%, which accounted for $24.7 million of the net sales increase. Since the end of the third quarter of fiscal 2004, Coach has opened 19 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the third quarter of fiscal 2004, accounted for $16.5 million of the net sales increase. Since the end of the third quarter of fiscal 2004, Coach also expanded eight retail stores and two factory stores. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the third quarter of fiscal 2004, accounted for $1.9 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the third quarter of fiscal 2004, Coach has closed two factory stores.

     Indirect. Net sales increased 35.7% to $207.4 million in the third quarter of fiscal 2005 from $152.8 million during the same period of fiscal 2004. The increase was driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $27.5 million over the comparable period of the prior year. Since the end of the third quarter of fiscal 2004, we have opened 12 locations in Japan. Sales from these new stores, as well as the non-comparable portion of sales from other new stores, accounted for $12.2 million of the net sales increase. In addition, comparable store net sales gains accounted for an increase of $8.2 million over the comparable period of the prior year. Since the end of the third quarter of fiscal 2004, we have also expanded 17 locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from other expanded stores, accounted for $5.8 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $2.3 million. These increases were slightly offset by store closures. Since the end of the third quarter of fiscal 2004, Coach Japan has closed six locations.

     The increase in indirect sales was also driven by growth in the U.S. wholesale, international wholesale, and business-to-business divisions, which contributed increased sales of $15.3 million, $4.4 million, and $4.1 million, respectively, as compared to the same period of the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 36.7% to $324.6 million in the third quarter of fiscal 2005 from $237.5 million during the same period of fiscal 2004. Gross margin increased 220 basis points to 78.1% in the third quarter of fiscal 2005 from 75.9% during the same period of fiscal 2004. This improvement was driven by a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed 183 additional basis points, a shift in product mix, reflecting increased penetration of higher margin collections, which contributed 30 additional basis points, and the continuing impact of sourcing cost initiatives, which contributed six additional basis points.

     The following chart illustrates the gross margin performance Coach has experienced over the last seven quarters.

	Fiscal Year Ended July 3, 2004				Fiscal Year Ending July 2, 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Gross margin	72.7%	74.2%	75.9%	76.7%	75.0%	75.8%	78.1%

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 30.9% to $178.8 million in the third quarter of fiscal 2005 from $136.6 million during the same period of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses during the third quarter of fiscal 2005 were 43.0% compared to 43.6% during the third quarter of fiscal 2004. This improvement is attributable to leveraging our expense base on higher sales.

     Selling expenses increased 34.0% to $127.5 million, or 30.6% of net sales, in the third quarter of fiscal 2005 from $95.2 million, or 30.4% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with North American retail stores and Coach Japan. The $16.1 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 19 new retail stores and five new factory stores since the end of the third quarter of fiscal 2004. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the third quarter of fiscal 2004, increased total expenses by $8.0 million. The increase in Coach Japan expenses was $15.3 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $1.1 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 21.5% to $18.1 million, or 4.4% of net sales, in the third quarter of fiscal 2005, from $14.9 million, or 4.8% of net sales, during the same period of fiscal 2004. The dollar increase was primarily due to increased staffing costs, design expenditures, and advertisements.

     Distribution and customer service expenses increased to $9.6 million in the third quarter of fiscal 2005 from $8.1 million during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.6% in the third quarter of fiscal 2004 to 2.3% in the third quarter of fiscal 2005.

     Administrative expenses increased 28.3% to $23.6 million, or 5.7% of net sales, in the third quarter of fiscal 2005 from $18.4 million, or 5.9% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to increased employee staffing costs and building occupancy costs.

Interest Income, Net

     Interest income, net was $4.9 million in the third quarter of fiscal 2005 as compared to $0.8 million in the third quarter of fiscal 2004. The dollar increase was due to increased cash and investment balances during the third quarter of fiscal 2005 as well as higher returns on our investments.

Income Taxes

     The effective tax rate increased to 38% in the third quarter of fiscal 2005 compared with the 37.5% recorded in the third quarter of fiscal 2004.

Minority Interest, Net of Tax

     Minority interest expense decreased to $4.2 million, or 1.0% of net sales, in the third quarter of fiscal 2005 as compared to $5.2 million, or 1.7% of net sales, in the third quarter of fiscal 2004. This decrease was due to decreased profits from the operations of Coach Japan.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004

     Consolidated statements of income for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 are as follows:

	Nine Months Ended
	(unaudited)
	April 2,		March 27,
	2005		2004
	(amounts in millions, except per share data)
		% of		% of
	$	net sales	$	net sales
Net sales	$1,287.1	99.6%	$979.3	99.6%
Licensing revenue	4.7	0.4	3.7	0.4

Total net sales	1,291.8	100.0	983.0	100.0
Cost of sales	305.9	23.7	252.4	25.7

Gross profit	985.9	76.3	730.6	74.3
Selling, general and administrative expenses	505.4	39.1	397.4	40.4

Operating income	480.5	37.2	333.2	33.9
Interest income, net	10.9	0.8	1.6	0.2

Income before provision for income taxes and minority interest	491.4	38.0	334.8	34.1
Provision for income taxes	186.8	14.5	125.5	12.8
Minority interest, net of tax	13.5	1.0	13.2	1.3

Net income	$291.1	22.5%	$196.1	19.9%

Net income per share:
Basic	$0.77		$0.53

Diluted	$0.75		$0.51

Weighted-average number of shares:
Basic	378.9		370.5

Diluted	390.4		384.3

Net Sales

     Net sales by business segment in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 are as follows:

	Nine Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	April 2,	March 27,	Rate of	April 2,	March 27,
	2005	2004	Increase	2005	2004
	(dollars in millions )		(’05 v. ’04)
Direct-to-consumer	$690.9	$531.9	29.9%	53.5%	54.1%
Indirect	600.9	451.1	33.2%	46.5	45.9

Total net sales	$1,291.8	$983.0	31.4%	100.0%	100.0%

     Direct-to-Consumer. Net sales increased 29.9% to $690.9 million during the first nine months of fiscal 2005 from $531.9 million during the same period of fiscal 2004, driven by increased comparable store sales, new store sales, and expanded store sales in our North American retail and factory store divisions. Sales growth in comparable stores, defined as those stores opened for at least the previous twelve months, was 13.6% for retail stores and 21.5% for factory stores. Comparable store sales growth for the entire North American store chain was 16.9%, which accounted for $78.4 million of the net sales increase. Since the end of the first nine months of fiscal 2004, Coach has opened 19 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first nine months of fiscal 2004, accounted for $62.7 million of the net sales increase. Since the end of the first nine months of fiscal 2004, Coach also expanded eight retail stores and two factory stores. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the first nine months of fiscal 2004, accounted for $7.8 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the first nine months of fiscal 2004, Coach has closed two factory stores.

     Indirect. Net sales increased 33.2% to $600.9 million in the first nine months of fiscal 2005 from $451.1 million during the same period of fiscal 2004. The increase was driven by growth at our Japanese joint venture, Coach Japan, Inc. in which net sales increased $78.2 million over the comparable period of the prior year. Since the end of the first nine months of fiscal 2004, we have opened 12 locations in Japan. Sales from these new stores, as well as the non-comparable portion of sales from other new stores, accounted for $28.4 million of the net sales increase. In addition, comparable store net sales gains accounted for an increase of $23.6 million over the comparable period of the prior year. Since the end of the first nine months of fiscal 2004, we have also expanded 17 locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from other expanded stores, accounted for $16.8 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $11.2 million. These increases were slightly offset by store closures. Since the end of the first nine months of fiscal 2004, Coach Japan has closed six locations.

     The increase in indirect sales was also driven by growth in the U.S. wholesale, international wholesale, and business-to-business divisions, which contributed increased sales of $39.1 million, $13.8 million, and $10.2 million, respectively, as compared to the same period of the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

     Gross profit increased 34.9% to $985.9 million in the first nine months of fiscal 2005 from $730.6 million during the same period of fiscal 2004. Gross margin increased 200 basis points to 76.3% in the first nine months of fiscal 2005 from 74.3% during the same period of fiscal 2004. This improvement was driven by a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed 119 additional basis points, a shift in product mix, reflecting increased penetration of higher margin collections, which contributed 60 additional basis points, and the continuing impact of sourcing cost initiatives, which contributed 20 additional basis points.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 27.2% to $505.4 million in the first nine months of fiscal 2005 from $397.4 million during the same period of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses during the first nine months of fiscal 2005 were 39.1% compared to 40.4% during the first nine months of fiscal 2004. This improvement is attributable to leveraging our expense base on higher sales.

     Selling expenses increased 29.5% to $361.5 million, or 27.9% of net sales, in the first nine months of fiscal 2004 from $279.2 million, or 28.4% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating costs associated with North American retail stores and Coach Japan. The $42.8 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 19 new retail stores and five new factory stores since the end of the first nine months of fiscal 2004. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the first nine months of fiscal 2004, increased total expenses by $17.7 million. The increase in Coach Japan expenses was $36.4 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates increased reported expenses by $5.1 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

     Advertising, marketing, and design costs increased 24.8% to $58.9 million, or 4.6% of net sales, in the first nine months of fiscal 2005 from $47.2 million, or 4.8% of net sales, during the same period of fiscal 2004. The dollar increase was primarily due to increased employee staffing costs, design expenditures and advertisements.

     Distribution and customer service expenses increased to $27.9 million in the first nine months of fiscal 2005 from $24.2 million during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.5% in the first nine months of fiscal 2004 to 2.2% in the first nine months of fiscal 2005.

     Administrative expenses increased by 22.0% to $57.1 million, or 4.4% of net sales, in the first nine months of fiscal 2005 from $46.8 million, or 4.8% of net sales, during the same period of fiscal 2004. The dollar increase in these expenses was primarily due to increased employee staffing costs and building occupancy costs.

Interest Income, Net

     Interest income, net was $10.9 million in the first nine months of fiscal 2005 as compared to $1.6 million in the first nine months of fiscal 2004. The dollar increase was due to increased cash and investment balances during the first nine months of fiscal 2005 as well as higher returns on our investments.

Income Taxes

     The effective tax rate increased to 38% in the first nine months of fiscal 2005 compared with the 37.5% recorded in the first nine months of fiscal 2004.

Minority Interest, Net of Tax

     Minority interest expense increased to $13.5 million, or 1.0% of net sales, in the first nine months of fiscal 2005 as compared to $13.2 million, or 1.3% of net sales, in the first nine months of fiscal 2004. This increase was due to increased profits from the operations of Coach Japan and the impact of foreign currency exchange rates.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash provided by operating activities was $398.4 million for the first nine months of fiscal 2005 compared to $302.2 million in the first nine months of fiscal 2004. The year-to-year improvement of $96.2 million was primarily the result of higher earnings of $95.0 million.

     Net cash used in investing activities was $239.4 million in the first nine months of fiscal 2005 compared to $41.5 million in the first nine months of fiscal 2004. The increase in net cash used in investing activities is primarily attributable to the $175.7 million net purchase of investments. In addition, capital expenditures, which related primarily to new and renovated retail stores in the United States and Japan, increased by $22.1 million.

     Net cash used in financing activities was $204.8 million in the first nine months of fiscal 2005 compared to $44.5 million used in the comparable period of fiscal 2004. The year-to-year increase in cash used primarily resulted from an additional $210.0 million expended to repurchase common stock in the first nine months of fiscal 2005 as compared to the same period of the prior year offset by an additional $19.6 million in funds borrowed, net of repayments, on Coach Japan’s revolving credit facility and an additional $16.9 million in proceeds received from the exercise of stock options.

     Coach’s revolving credit facility (the “Fleet facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2005 and fiscal 2004 there were no borrowings under the Fleet facility. As of April 2, 2005 and July 3, 2004, there were no outstanding borrowings under the Fleet facility.

     Coach pays a commitment fee of 12.5 to 30 basis points on any unused amounts of our revolving credit facility. Coach also pays interest of LIBOR plus 55 to 125 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At April 2, 2005, the commitment fee was 12.5 basis points and the LIBOR margin was 55 basis points.

     The Fleet facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Fleet facility.

     To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $80 million at April 2, 2005. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first nine months of fiscal 2005 and fiscal 2004 the peak borrowings under the Japanese credit facilities were $50.5 million and $36.1 million, respectively. As of April 2, 2005 and July 3, 2004, the outstanding borrowings under the Japanese facilities were $21.3 million and $1.7 million, respectively.

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

     During the first nine months of fiscal 2005 and fiscal 2004, the Company repurchased 11.0 million and 3.0 million shares, respectively, of common stock, at an average cost of $24.09 and $18.18, respectively, per share.

     As of April 2, 2005, Coach had completed the current authorization of the stock repurchase program.

     On May 11, 2005, the Coach Board of Directors approved a common stock repurchase program to acquire up to $250 million of Coach’s outstanding common stock. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

     We expect that fiscal 2005 capital expenditures will be approximately $95 million and will relate to the following: new retail and factory stores as well as store expansions in the United States and Japan, department store and distributor location renovations, information systems, and corporate facilities. In the U.S., we plan to open about 20 new retail stores and five new factory stores, of which 17 were opened by the end of the first nine months of fiscal 2005. In Japan, we plan to open about 12 new locations, of which ten were opened by the end of the first nine months of fiscal 2005. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores, and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2005, Coach purchased approximately $325 million of inventory, which was funded by operating cash flow.

     On April 26, 2005, we announced the agreement to purchase Sumitomo’s 50% interest in Coach Japan, Inc. for approximately $225 million plus undistributed profits and paid-in capital of approximately $75 million. The purchase is expected to close at the end of the current fiscal year and be accretive to earnings in fiscal year 2006. This transaction will be funded by on hand cash and cash provided by operations.

     Management believes that cash flow from operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, and the common stock repurchase program. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, and scheduled debt payments and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond Coach’s control.

     Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

Seasonality

     Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue, and we will continue to balance our year-round business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 3, 2004 are those that depend most heavily on these judgments and estimates. As of April 2, 2005, there have been no material changes to any of the critical accounting policies contained therein.

Lease Accounting

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter in which it expressed its views regarding the accounting for certain operating leases and the application of GAAP. As a result, the Company reviewed its accounting practices related to leasing transactions. The Company determined that in order to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” and Financial Accounting Standards Board Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” it would adjust its accounting for the construction build-out period of leases, as well as reclassify amounts in the balance sheet and cash flow statements for construction allowances from landlords for leased stores.

     Previously, the Company recognized the straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which generally had the effect of excluding the build-out period of its stores from the calculation of the period over which it expensed rent. The Company now records rent expense when it takes possession of a store to begin its buildout, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store. This adjustment resulted in a cumulative, non-cash charge to rent expense of approximately $3.9 million in the quarter ended April 2, 2005, of which approximately $3.4 million related to prior periods.

     The Company also periodically receives allowances from landlords related to pre-opening construction at new stores. Historically, the Company recorded these allowances as a reduction of capital expenditures and the carrying values of fixed assets. The Company has reclassified these allowances from fixed assets to a deferred lease credit on the balance sheet. The deferred lease credit will be amortized over the lease term which is consistent with the amortization period for the constructed assets. As a result of the reclassification, previously reported property and equipment and lease liabilities have been increased by $14.3 million at April 2, 2005 and $15.8 million at July 3, 2004. The previously reported cash flows from operating activities have been increased and cash flows from investing activities have been decreased by $0 for the nine months ended April 2, 2005 and $6.0 million for the nine months ended March 27, 2004. In addition, the Company has reclassified deferred rent of a long-term nature out of current liabilities and into other liabilities at April 2, 2005 and July 3, 2004.

     The lease accounting adjustments do not affect historical or future cash flows or the timing of payments under related leases. Management believes that the effect of the lease accounting adjustments on the Company’s current and prior period financial statements is not material.

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

Foreign Exchange

     Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency and from foreign-denominated revenues translated into U.S. dollars.

     Substantially all of Coach’s fiscal 2005 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Turkey, India, Costa Rica, Dominican Republic, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan, and Thailand. Additionally, sales are made through international channels to third-party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

     The fair value of open foreign currency derivatives included in other current assets at April 2, 2005 was $0.6 million compared to $0.5 million included in accrued liabilities at July 3, 2004. For the nine months ended April 2, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $0.3 million, net of taxes. For the nine months ended March 27, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $1.0 million, net of taxes.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $24.6 million at April 2, 2005. Of this amount, $21.3 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

     Based on the evaluation of the Company’s disclosure controls and procedures as of April 2, 2005, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company’s internal control over financial reporting that occurred during the

Company’s first fiscal nine months that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

     Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control, and litigation with present or former employees. As part of its policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforceability of certain of Coach’s intellectual properties. Although Coach’s litigation with present or former employees is routine and incidental to the conduct of Coach’s business, as well as for any business employing significant numbers of U.S. based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability, or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. Coach believes, however, that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach’s business or consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security – Holders

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement, dated April 25, 2005, among the Company, Coach Japan Holdings, Inc., Coach Japan, Inc., Coach Japan Investments, Inc. and Sumitomo Corporation.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

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

Current report on Form 8-K, filed with the Commission on February 25, 2005. This report announced the appointment of a new member of the Company’s board of directors.

Current report on Form 8-K, filed with the Commission on April 26, 2005. This report contained the Company’s preliminary earnings results for the third quarter and first nine months of fiscal year 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III

Name:	Michael F. Devine, III
Title:	Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

     Dated: May 12, 2005