Form 10-Q/A
period 2005-04-02
COACH INC
filed 2005-05-18
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment no. 1 to the Coach, Inc. quarterly report on Form 10-Q for the quarterly period ended April 2, 2005. The financial statements included in the original Form 10-Q are correct and have not been revised; this Amendment no. 1 is being filed solely to revise information contained under the caption “Results of Operations - Third Quarter Fiscal 2005 Compared to Third Quarter Fiscal 2004—Net Sales” and “Results of Operations - First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004—Net Sales” of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the quarterly report on Form 10-Q. The revisions have been made to be consistent with the Company’s press release and Form 8-K dated April 26, 2005. Sales growth in comparable stores was reported incorrectly and should have been reported as: (1) for the third fiscal quarter, 12.9% for retail stores, 28.5% for factory stores, and 19.3% for the entire North American store chain; and (2) for the first nine months, 14.3% for retail stores, 20.5% for factory stores, and 16.9% for the entire North American store chain. All other information in the quarterly report on Form 10-Q remains unchanged from the original filing.

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

     Direct-to-Consumer. Net sales increased 30.1% to $208.5 million during the third quarter of fiscal 2005 from $160.3 million during the same period of fiscal 2004, driven by increased comparable store sales, new store sales, and expanded store sales in our North American retail and factory store divisions. Sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 12.9% for retail stores and 28.5% for factory stores. Comparable store sales growth for the entire North American store chain was 19.3%, which accounted for $24.7 million of the net sales increase. Since the end of the third quarter of fiscal 2004, Coach has opened 19 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the third quarter of fiscal 2004, accounted for $16.5 million of the net sales increase. Since the end of the third quarter of fiscal 2004, Coach also expanded eight retail stores and two factory stores. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the third quarter of fiscal 2004, accounted for $1.9 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the third quarter of fiscal 2004, Coach has closed two factory stores.

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

     Direct-to-Consumer. Net sales increased 29.9% to $690.9 million during the first nine months of fiscal 2005 from $531.9 million during the same period of fiscal 2004, driven by increased comparable store sales, new store sales, and expanded store sales in our North American retail and factory store divisions. Sales growth in comparable stores, defined as those stores opened for at least the previous twelve months, was 14.3% for retail stores and 20.5% for factory stores. Comparable store sales growth for the entire North American store chain was 16.9%, which accounted for $78.4 million of the net sales increase. Since the end of the first nine months of fiscal 2004, Coach has opened 19 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first nine months of fiscal 2004, accounted for $62.7 million of the net sales increase. Since the end of the first nine months of fiscal 2004, Coach also expanded eight retail stores and two factory stores. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the first nine months of fiscal 2004, accounted for $7.8 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures. Since the end of the first nine months of fiscal 2004, Coach has closed two factory stores.

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

ITEM 4. Submission of Matters to a Vote of Security – Holders

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement, dated April 25, 2005, among the (previously filed) Company, Coach Japan Holdings, Inc., Coach Japan, Inc., Coach Japan Investments, Inc. and Sumitomo Corporation.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

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

     Dated: May 16, 2005