Form 10-K
period 2005-07-02
COACH INC
filed 2005-09-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 2, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $11,881,719,882 as of September 2, 2005. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
      On September 2, 2005, the Registrant had 380,115,103 outstanding shares of common stock, which is the Registrant’s only class of capital stock.

COACH, INC.
TABLE OF CONTENTS FORM 10-K

      Founded in 1941, Coach has grown from a family-run workshop in a Manhattan loft to a leading American designer and marketer of high-quality, modern American classic accessories. Coach developed its initial expertise in the small-scale production of classic, high-quality leather goods constructed from “glove-tanned” leather with close attention to detail. Coach sells its products worldwide through its own retail stores, select department stores, its online store and its catalogs. Coach has built upon its brand awareness in the United States by expanding into international markets, particularly in Japan and East Asia, diversifying its product offerings beyond leather handbags, further developing its multi-channel distribution strategy and licensing products with the Coach brand name.
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
      Coach’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the forward-looking statements contained in this Form 10-K.

PART I

Item 1.	Business of Coach, Inc.
OVERVIEW
      Coach is a designer and marketer of high-quality, modern American classic accessories. Coach believes that it is one of the most recognized fine accessories brands in the U.S. and in targeted international markets. Coach’s primary product offerings include handbags, accessories, business cases, outerwear and related accessories and weekend and travel accessories. Together with its licensing partners, Coach also offers watches, footwear, eyewear and office furniture with the Coach brand name. Net sales were $1,710.4 million in the year ended July 2, 2005 (“fiscal 2005”), $1,321.1 million in the year ended July 3, 2004 (“fiscal 2004”) and $953.2 million in the year ended June 28, 2003 (“fiscal 2003”). Operating income was $621.8 million in fiscal 2005, $444.5 million in fiscal 2004 and $243.8 million in fiscal 2003.
      Coach’s products are sold through a number of direct-to-consumer channels, which at the end of fiscal 2005 included:

•	193 North American retail stores;

•	82 North American factory stores;

•	the Internet; and

•	the Coach catalog.
      Coach’s direct-to-consumer business represented approximately 55% of its total sales in fiscal 2005.
      Coach’s remaining sales were generated from products sold through a number of indirect channels, which at the end of fiscal 2005 included:

•	approximately 1,000 department store locations in the U.S.;

•	94 international department store, retail store and travel shopping locations in 19 countries;

•	103 department store shop-in-shops, and retail and factory store locations operated by Coach Japan, Inc.; and

•	Business to business.
      Over the last several years, Coach has successfully transformed itself from a manufacturer of traditionally styled classic leather products to a marketer of modern, fashionable handbags and accessories using a broader range of fabrics and materials. Today, Coach’s updated styles and multiple product categories address an increasing portion of its consumer’s accessory wardrobe by responding to its customer’s demands for both fashion and function. Along with the rejuvenation of the product line, Coach has created a similarly modern environment to showcase its product assortment and reinforce a consistent brand position. Finally, Coach has established a flexible, cost-effective sourcing model in which independent manufacturers supply virtually all of its products, allowing Coach to bring its broader range of products to market more rapidly and efficiently.
      Coach has developed a number of key differentiating elements that set it apart from the competitive landscape including:
      A Distinctive Brand — Coach is one of America’s leading accessible luxury accessories brands, offering an aspirational product that is relevant, extremely well-made and provides exceptional value.
      A Market Leadership Position with Growing Share — Coach is one of America’s leading accessories brand and each year, as its market share increases, our leadership position strengthens.
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
      Coach believes that these differentiating elements have enabled the Company to offer a unique proposition in the market place. In fiscal 2005, net sales increased 29.5%, operating income increased 39.9% and net income increased 48.5% compared to fiscal 2004. In fiscal 2004, net sales increased 38.6%, operating income increased 82.3% and net income increased 78.5% compared to fiscal 2003. Fiscal 2005 was a 52-week year, while fiscal 2004 was 53 weeks.
Growth Strategies
      Based on its established strengths, Coach is pursuing the following strategies for future growth:
      Expand Market Share. Coach is driving market share by leveraging its leadership position as an accessible luxury lifestyle brand and gaining a greater share of its consumer’s accessories wardrobe. Coach is intensifying awareness as an everyday accessory resource by offering aspirational, stylish, well-made product. As part of this strategy, Coach is emphasizing new usage occasions, such as weekend and evening, and offering items at a broader range of prices.
      Grow North American Retail Store Base. Coach believes that it has a successful retail store format that reinforces its brand image, generates strong sales per square foot and can be readily adapted to different location requirements. The modernized store environment has an open, loft-like feeling, with crisp white brick walls and a timeless, uncluttered look. Over the next four to five years, Coach plans to open approximately 20 to 25 retail stores per year in North America. In both fiscal 2005 and fiscal 2004, Coach opened 19 new retail stores. It generally takes 60-90 days from the time Coach takes possession of a store to open it. In addition, Coach is also expanding select highly productive locations. In fiscal 2005, seven stores were expanded. We expect to expand approximately seven stores in the fiscal year ending July 1, 2006 (“fiscal 2006”). We also expect to drive comparable store sales gains through improved conversion, as a result of Coach service initiatives and continued introduction of relevant new product offerings, generating higher average tickets and increasing units per transaction. In addition, we have evolved our in-store marketing programs to create a more satisfying, service-oriented shopping experience.
      Expand Business with the Japanese Consumer Worldwide. Coach is aggressively raising brand awareness with the Japanese consumer. Japanese women spend four times more per capita globally on luxury accessories than her American counterpart, with approximately half of her worldwide spending on these items occurring outside of Japan.
      In June 2001, we established Coach Japan, Inc., a joint venture with Sumitomo Corporation. We then acquired the existing distributors and expanded the number of locations and retail square footage. We have continued to grow market share and now hold the number two position within the imported luxury accessories market. On July 1, 2005, we completed the purchase of Sumitomo’s 50% interest in Coach Japan, Inc.
      Japanese consumers also seek to purchase luxury accessories when traveling internationally. In order to capitalize on this opportunity, we will continue to open image-enhancing locations wherever the Japanese consumer chooses to shop. Important U.S. travel destinations include Hawaii, California, New York and Florida. In these key locations, we strive to provide the Japanese consumer with a superior level of customer service tailored specifically to her needs, such as bilingual staff. In addition, a significant number of the International stores, which are operated by our distributors, are located in key Japanese travel destinations such as South Korea and Hong Kong.
      Improve Operational Efficiencies. Coach has upgraded and reorganized its manufacturing, distribution and information systems over the past several years to allow it to bring new and existing products to market more efficiently. While enhancing its quality control standards, Coach has shifted its manufacturing processes from proprietary domestic factories to independent manufacturers in lower cost markets. As a result, Coach has increased its flexibility, improved its quality and lowered its costs. In fiscal 2005, Coach’s gross margin increased to 76.6% from 74.9% in fiscal 2004. This improvement was driven by a shift in channel mix, as our highest gross margin channels grew faster than the business as a whole; a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories; and sourcing cost initiatives. Coach expects these factors to continue to drive gross margin rate improvement.
Coach’s Products
      Handbags. Coach’s original business, the design, manufacture and distribution of fine handbags, accounted for approximately 64% of net sales in fiscal 2005. Coach makes monthly offerings of its handbag collections, featuring classically inspired designs as well as fashion trend designs. Typically, there are three to four collections per quarter and four to seven styles per collection, depending on the concept and opportunity.
      Accessories. Women’s accessories, consisting of wallets, wristlets, cosmetic cases, key fobs and belts, represented approximately 20% of Coach’s net sales in fiscal 2005. Coach’s small leather goods collections are coordinated with our handbags. Men’s accessories, consisting of belts, wallets and other small leather goods, represented approximately 3% of Coach’s net sales in fiscal 2005.
      Business Cases. Business cases represented approximately 4% of Coach’s net sales in fiscal 2005. This category includes computer bags and messenger-style bags, as well as men’s and women’s totes.
      Outerwear, Gloves, Hats and Scarves. This category represented approximately 3% of Coach’s net sales in fiscal 2005. The assortment is approximately 88% women’s and contains a fashion assortment in all four components of this category.
      Weekend and Travel Accessories. The Coach weekend and travel collections are comprised of cabin bags, duffels, suitcases, garment bags and a comprehensive collection of travel accessories. Weekend and travel accessories represented approximately 1% of Coach’s net sales in fiscal 2005.
      Watches. Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired by both the women’s and men’s collections. These watches are primarily manufactured in Switzerland and are branded with the Coach name and logo.
      Footwear. Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. The footwear is developed and manufactured primarily in Italy and is distributed through more than 450 locations in the U.S., including leading Coach retail stores and U.S. department stores. Approximately 98% of this business is in women’s footwear, which coordinates with Coach handbags and employs fine materials, including calf and suede.
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
Design and Merchandising
      Coach’s New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past 60 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products to edit, add and delete styles to achieve profitable sales across all channels. Three product category teams, each comprised of design, merchandising/product development and sourcing specialists, help Coach execute design concepts that are consistent with the brand’s strategic direction.
      Coach’s merchandising team works in close collaboration with our licensing partners to ensure that the licensed products, watches, footwear, eyewear and office furniture, are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand. While Coach’s licensing partners may employ their own designers, Coach oversees the development of their collection concepts and the design of licensed products. Licensed products are also subject to Coach’s quality control standards and the Company exercises final approval for all new products prior to their sale.
Marketing
      Coach’s marketing strategy is to deliver a consistent message every time the consumer comes in contact with the Coach brand, through all of its communications and visual merchandising. The Coach image is created internally and executed by the creative marketing, visual merchandising and public relations teams.
      In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.
      Coach engages in a wide range of direct marketing activities, including catalogs, brochures and email contacts, targeted to promote sales to consumers in their preferred shopping venue. As part of Coach’s direct marketing strategy, it uses its database consisting of approximately 8.2 million active U.S. households. Catalogs and email contacts are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the www.coach.com online store provides an opportunity to increase the size of this database. Coach’s online store, like its catalogs and brochures, provides a showcase environment where consumers can browse through a strategic offering of the latest styles and colors in order to increase both online and store sales as well as build brand awareness.
      In the U.S. and Japan, Coach spent $28.1 million, or 2% of net sales in fiscal 2005, for national, regional and local advertising, primarily print and outdoor advertising, in support of its major selling seasons. Coach catalogs and www.coach.com also serve as effective brand communications vehicles, driving store traffic as well as direct-to-consumer sales.
      Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge the likelihood of a product’s success in the marketplace prior to its introduction.
Channels of Distribution

Direct Channels
      Coach has four different direct channels that provide it with immediate, controlled access to consumers: retail stores, factory stores, the Internet and catalogs. The direct-to-consumer channels represented approximately 55% of Coach’s total net sales in fiscal year 2005.

      North American Retail Stores. Coach’s retail stores establish, reinforce and capitalize on the image of the Coach brand. Coach operates 193 retail stores in North America that are located in upscale regional shopping centers and metropolitan areas. It operates flagship stores, which offer the broadest assortment of Coach products, in high-visibility locations such as New York, Chicago and San Francisco. The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Retail stores	193	174	156
Net increase vs. prior year	19	18	18
Percentage increase vs. prior year	10.9%	11.5%	13.0%
Retail square footage	490,925	431,617	363,310
Net increase vs. prior year	59,308	68,307	61,809
Percentage increase vs. prior year	13.7%	18.8%	20.5%
Average square footage	2,544	2,481	2,329
      Depending on their size and location, the retail stores present product lines that include handbags, business cases, wallets, footwear, watches, weekend and travel related accessories. The modern store design creates a distinctive environment that showcases these various products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.
      North American Factory Stores. Coach’s 82 factory stores serve as an efficient means to sell manufactured-for-factory-store product, as well as discontinued and irregular inventory, outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established centers that are usually between 50 to 100 miles from major markets. The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Factory stores	82	76	76
Net increase vs. prior year	6	0	2
Percentage increase vs. prior year	7.9%	0%	2.7%
Factory square footage	252,279	231,355	232,898
Net increase vs. prior year	20,924	(1,543)	13,391
Percentage increase vs. prior year	9.0%	(0.7)%	6.1%
Average square footage	3,077	3,044	3,064
      Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Prices are generally discounted from 10% to 50% below full retail prices. Through these factory stores, Coach targets both value-oriented customers who would not otherwise buy the Coach brand and dual channel shoppers.
      Internet. Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. However, our internet business has grown to be significant, generating net sales of $41.7 million in fiscal 2005. Like Coach catalogs and brochures, the online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Revenue from internet sales is recognized upon shipment of the product.
      Catalog. In fiscal 2005, the Company distributed approximately 5.5 million catalogs in Coach stores and mailed Coach catalogs to about 2.4 million strategically selected U.S. households from its database of customers. While direct mail sales comprise a small portion of Coach’s net sales, Coach views its catalog as a key communications vehicle for the brand because it promotes store traffic and facilitates the shopping experience in Coach retail stores and builds brand awareness. As an integral component of our communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand position. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

Indirect Channels
      Coach began as a wholesaler to department stores and this channel remains very important to its overall consumer reach. Coach has grown its indirect business by the formation of Coach Japan and working closely with its partners, both domestic and international, to ensure a clear and consistent product presentation. The indirect channel represented approximately 45% of total net sales in fiscal 2005.
      Coach Japan, Inc. Coach is aggressively expanding market share and raising brand awareness with the Japanese consumer, primarily by opening flagship and freestanding stores. As of July 2, 2005, there were 103 Coach-operated locations in Japan, including 76 department store shop-in-shops, seven flagship locations, and nine retail and 11 factory stores. The seven flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts of Japan. Coach Japan plans to open at least one additional flagship location and more than ten other locations in fiscal 2006. In addition, to strengthen Coach’s presence in premier department stores, Coach Japan is expanding select highly productive shop-in-shops in these department stores. Coach Japan expanded 14 locations during fiscal 2005 and plans to expand an additional eight locations during fiscal 2006. Lastly, Coach Japan is driving sales through improved store productivity by providing distinctive newness to the Japanese marketplace, where innovation is key. This channel represented approximately 22% of total net sales in fiscal 2005. The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Total locations	103	100	93
Net increase vs. prior year	3	7	10
Percentage increase vs. prior year	3.0%	7.5%	12.0%
Total square footage	161,632	119,291	102,242
Net increase vs. prior year	42,341	17,049	25,267
Percentage increase vs. prior year	35.5%	16.7%	32.8%
Average square footage	1,569	1,193	1,099
      In June 2001, Coach and Sumitomo Corporation (“Sumitomo”) commenced a joint venture to form Coach Japan, Inc., in order to operate the Coach business in Japan. During fiscal 2002, Coach Japan acquired the prior distributors of Coach products in Japan in order to expand its presence in the Japanese market and to exercise greater control over its brand in that country. On July 1, 2005, Coach completed the purchase of Sumitomo’s 50% interest in Coach Japan, Inc.
      U.S. Wholesale. Coach’s products are sold to approximately 1,000 U.S. wholesale locations. This channel represented approximately 11% of total net sales in fiscal 2005. Coach’s net sales to U.S. wholesale customers grew 33.1% in fiscal 2005 from fiscal 2004. This channel offers access to Coach products to consumers who prefer shopping at department stores or who live in geographic areas that are not large enough to support a Coach retail store. Recognizing the continued importance of U.S. department stores as a distribution channel for premier accessories, Coach continues to fine-tune its strategy to increase productivity and drive volume by enhancing presentation, primarily though the creation of more shop-in-shops and the introduction of caseline enhancements with proprietary Coach fixtures. Coach has also improved the wholesale product planning and allocation processes and custom tailors assortments to better match the attributes of our department store consumers in each local market. Coach’s most significant U.S. wholesale customers are Federated Department Stores (including Macy’s and Bloomingdale’s), May Co. (including Lord and Taylor, Marshall Fields and Filene’s), Dillard’s, Nordstrom and Saks, Inc. (including Saks Fifth Avenue and Parisian). Store closures resulting from the Federated Department Stores and May Co. merger are not expected to have a significant impact on Coach’s U.S. wholesale business.
      International Wholesale. Coach’s international business, which represents approximately 6% of total net sales in fiscal 2005, is generated through sales to wholesale distributors and authorized retailers. Coach has developed relationships with a select group of distributors who market Coach products through department stores, freestanding retail locations and specialty retailers in 19 countries. Coach’s current network of international distributors serves markets such as the U.S., South Korea, Hong Kong, Guam, Taiwan, Singapore, Australia, Japan, Mexico, Saudi Arabia, China, the Caribbean, Thailand, New Zealand and Malaysia. For locations not in freestanding stores, Coach has created shop-in-shops and other image- enhancing environments to increase brand appeal and stimulate growth. Within the international arena, the primary focus is the traveling Japanese consumer and the local market domestic consumer. Coach targets the Japanese consumer in areas with significant levels of Japanese tourism as per capita spending on luxury accessories by Japanese consumers is substantially greater than that in the U.S. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach’s most significant international wholesale customers are the DFS Group, the Shilla Group, Lotte Group and Tasa Meng Corp.
      The following table shows the number of international retail stores, international department store locations and other international locations at which Coach products are sold:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

International freestanding stores	14	18	18
International department store locations	58	70	49
Other international locations	22	27	40

Total international wholesale locations	94	115	107

      Business to Business. As part of the indirect channel of distribution, Coach sells products to corporations and distributors for incentive and gift-giving programs.
      Licensing. In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of July 2, 2005 are as follows:

				License
	Licensing	Introduction		Expiration
Category	Partner	Date	Territory	Date

Watches	Movado	Spring ’98	U.S. and Japan	2008
Footwear	Jimlar	Spring ’99	U.S.	2008
Eyewear	Marchon	Fall ’03	Worldwide	2011
Office furniture	Steelcase	Fall ’01	U.S.	2006
      Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach’s approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, watches in selected jewelry stores and eyewear in selected optical retailers. These venues provide additional, yet controlled, exposure of the Coach brand. Coach’s licensing partners pay royalties to Coach on their net sales of Coach branded products. However, such royalties are not material to the Coach business as they currently comprise less than 1% of Coach’s total revenues. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

Manufacturing
      During the past several years, in coordination with the repositioning of its brand, Coach has refined its production capabilities by shifting its production from owned domestic facilities to independent manufacturers in lower cost markets. These independent manufacturers can support a broader mix of product types, materials and a seasonal influx of new, more fashion oriented styles. During fiscal year 2005, approximately 65% of Coach’s total net sales were generated from products introduced within the fiscal year. At the same time, by designating a significant number of the new styles as “limited editions” that are planned to be offered for a brief time and then replaced with fresh new products, we help manage total inventory and limit our exposure to excess and obsolete inventory.
      Coach developed a flexible manufacturing model that meets shifts in marketplace demand and changes in consumer preferences. It uses two main sources to make Coach products: outsourcing with skilled partners and production by its licensing partners. All product sources must achieve and maintain Coach’s high quality standards, which are an integral part of the Coach identity. One of Coach’s keys to success lies in the rigorous selection of raw materials. Coach has longstanding relationships with purveyors of fine leathers and hardware. As Coach moved its production to external sources, it has maintained control of the raw materials that are used in all of its products, wherever they are made. Compliance is monitored with the quality control standards through on-site quality inspections at all independent manufacturing facilities.
      All of Coach’s fiscal year 2005 product requirements were supplied by independent manufacturers. Coach buys independently manufactured products from many countries, including China, Hong Kong, Italy, India, Singapore, South Korea, Spain, Turkey, Costa Rica, Hungary, Indonesia, Thailand, Taiwan and Philippines. Coach operates sourcing offices in Hong Kong, China and South Korea that work closely with our sourced vendors. Coach also operates a European sourcing and product development organization based in Florence, Italy that works closely with the New York design team. This broad-based, multi-country manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. No one vendor provides more than 16% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in compliance with Coach’s integrity standards.
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
      Complementing its Enterprise Resource Planning system are several other system solutions, each of which Coach believes is well suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports corporate sales and inventory functions, creating a monthly demand plan and reconciling production/procurement with financial plans. Product fulfillment is facilitated by Coach’s highly automated warehouse management system and electronic data interchange system, while the unique requirements of

Coach’s Internet and catalog businesses are supported by Coach’s order management system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central Enterprise Resource Planning system.
Trademarks and Patents
      Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Major trademarks include Coach, Coach and lozenge design and Coach and tag design and it has applications pending for a proprietary “C” signature fabric design. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach’s products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.
      Coach’s trademarks in the United States will remain in existence for as long as Coach continues to use and renew them on their expiration date. Coach has no material patents.
Employees
      As of July 2, 2005, Coach employed approximately 5,700 people, about 50 of which were covered by collective bargaining agreements. Of the total, 3,600 are engaged in retail selling and administration positions, 400 are engaged in sourcing or distribution functions and 1,000 are employed through Coach Japan. The remaining employees are engaged in other aspects of the Coach business. Coach believes that its relations with its employees are good, and it has never encountered a strike or significant work stoppage.
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
Available Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.coach.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. No information contained on any of our websites is intended to be included as part of or incorporated by reference into this Annual Report on Form 10-K.

RISK FACTORS
      You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with the Business of Coach and forward-looking information in this document. Please also see “Special Note on Forward-Looking Information” on page 2.
If Coach is unable to successfully implement its growth strategies or manage its growing business, its future operating results could suffer.
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
      In order to lower its sourcing costs and increase its gross profit, Coach has shifted its production to independent non-U.S. manufacturers in lower-cost markets. Coach’s international manufacturers are subject to many risks, including foreign governmental regulations, political unrest, disruptions or delays in shipments, limits on production capacity, changes in local economic conditions and trade issues. These factors, among others, could influence the ability of these independent manufacturers to make or export Coach products cost-effectively or at all or to procure some of the materials used in these products. The violation of labor or other laws by any of Coach’s independent manufacturers, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical by Coach or others in the U.S., could damage Coach’s reputation and force it to locate alternative manufacturing sources. Currency exchange rate fluctuations could increase the cost of raw materials or labor for these independent manufacturers, which they could pass along to Coach, resulting in higher costs and decreased margins for its products. If any of these factors were to render a particular country undesirable or impractical as a source of supply, there could be an adverse effect on Coach’s business, including its gross profit.
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
      The Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. In order to manage this risk, Coach Japan enters into forward exchange contracts that allow them to obtain dollars at a rate that is set concurrent with the requisition of inventory. These contracts meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As these contracts are entered into before the receipt of inventory, the contract rate may be higher or lower than market rates when the goods are received and the payment is completed. All contracts are fair valued at the end of each reporting period. If the derivative is designated as a cash flow hedge, effective subsequent changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. This non-cash charge or credit can result in fluctuations in the reported financial results.
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
      Coach’s performance depends largely on the efforts and abilities of its senior management and design teams. These executives and employees have substantial experience and expertise in Coach’s business and have made significant contributions to its growth and success. Coach is a party to employment agreements with certain executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The unexpected loss of services of one or more of these individuals could have an adverse effect on Coach’s business. As the business grows, Coach will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management level, sales and other employees. Coach cannot guarantee that it will be able to attract and retain personnel as needed in the future.
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
      Coach believes that its registered and common law trademarks and design patents are important to its ability to create and sustain demand for Coach products. Coach cannot assure that it will not encounter trademark, patent or trade dress disputes in the future as it expands its product line and the geographic scope of its marketing. Coach also cannot assure that the actions taken by it to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products or infringement of its trademarks and proprietary rights by others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S. and it may be more difficult for Coach to successfully challenge the use of its proprietary rights by other parties in these countries.
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
      On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2005, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.
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
      The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of July 2, 2005, all of which are leased. The leases expire at various times through 2016, subject to renewal options.

		Approximate
Location	Use	Square Footage

Jacksonville, Florida	Distribution and customer service	560,000
New York, New York	Corporate and product development	225,000
Carlstadt, New Jersey	Corporate and product development	55,000
Tokyo, Japan	Coach Japan, corporate	20,000
Shenzhen, People’s Republic of China	Quality control	18,000
Florence, Italy	Sourcing and product development	16,000
Kowloon, Hong Kong	Sourcing and quality control	5,000
Seoul, South Korea	Sourcing	3,000
      As of July 2, 2005, Coach also occupies 193 retail and 82 factory leased stores located in North America. Indirectly, through Coach Japan, Coach operates 103 department store shop-in-shops, and retail and factory store locations in Japan. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      None
Executive Officers and Directors
      The following table sets forth information regarding each of Coach’s executive officers and directors serving as of July 2, 2005:

Name	Age	Position(s)(1)

Lew Frankfort	59	Chairman, Chief Executive Officer and Director
Keith Monda	59	President, Chief Operating Officer and Director
Reed Krakoff	41	President, Executive Creative Director
Michael Tucci	44	President, North American Retail Division
Mike Devine	46	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Carole Sadler	46	Senior Vice President, General Counsel and Secretary
Felice Schulaner	45	Senior Vice President, Human Resources
Joseph Ellis(3)	63	Director
Sally Frame Kasaks(2)(3)	61	Director
Gary Loveman(2)(3)	45	Director
Ivan Menezes(2)(3)	46	Director
Irene Miller(2)(3)	53	Director
Michael Murphy(2)(3)	68	Director

(1)	Coach’s executive officers serve indefinite terms and may be appointed and removed by Coach’s board of directors at any time. Coach’s directors are elected at the annual stockholders meeting and serve terms of one year.

(2)	Member of the audit committee.

(3)	Member of the human resources and governance committee.
      Lew Frankfort has been involved with the Coach business for more than 25 years. He has served as Chairman and Chief Executive Officer of Coach since November 1995. He has also served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. Mr. Frankfort served as Senior Vice President of Sara Lee Corporation from January 1994 to October 2000. Mr. Frankfort was appointed President and Chief Executive Officer of the Sara Lee Champion, Intimates & Accessories group in January 1994, and held this position through November 1995. From September 1991 through January 1994, Mr. Frankfort held the positions of Executive Vice President, Sara Lee Personal Products and Chief Executive Officer of Sara Lee Accessories. Mr. Frankfort was appointed President of Coach in July 1985, after Sara Lee acquired Coach, and held this position through September 1991. Mr. Frankfort joined Coach in 1979 as Vice President of New Business Development. Prior to joining Coach, Mr. Frankfort held various New York City government management positions and served as Commissioner, New York City Agency for Child Development. Mr. Frankfort holds a Bachelor of Arts degree from Hunter College and an MBA in Marketing from Columbia University.

      Keith Monda was appointed Executive Vice President and Chief Operating Officer of Coach in June 1998 and President of Coach in February 2002. He has served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. Prior to joining Coach, Mr. Monda served as Senior Vice President, Finance & Administration and Chief Financial Officer of Timberland Company from December 1993 until May 1996, and was promoted to, and held the position of, Senior Vice President, Operations from May 1996 until January 1998. From May 1990 to December 1993, Mr. Monda served as Executive Vice President, Finance and Administration of J. Crew, Inc. Mr. Monda holds Bachelor of Science and Master of Arts degrees from Ohio State University.
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
      Michael Tucci joined Coach as President, North American Retail Division, in January 2003. Mr. Tucci joined Coach from Gap, Inc., where he held the position of Executive Vice President, Gap, Inc. Direct from May 2002 until January 2003. He held the position of Executive Vice President of Gap Body from April 2000 until May 2002. From April 1999 to May 2000, Mr. Tucci served as Executive Vice President, Customer Store Experience, Gap Brand. Between May 1996 and April 1999, Mr. Tucci served as Executive Vice President for GAP Kids and Baby Gap. He had joined Gap in December 1994 as Vice President of Merchandising for Old Navy. Prior to joining Gap, he served as President of Aeropostale, a specialty store division of Macy’s, which culminated his twelve-year career with the company that included senior buying and merchandising roles. He joined Macy’s Executive Training Program from Trinity College, where he earned a Bachelor of Arts degree in English.
      Mike Devine has served as Senior Vice President and Chief Financial Officer and Chief Accounting Officer of Coach since December 2001. Prior to Joining Coach, Mr. Devine served as Chief Financial Officer and Vice President-Finance of Mothers Work, Inc. from February 2000 until November 2001. From 1997 to 2000, Mr. Devine was Chief Financial Officer of Strategic Distribution, Inc., a Nasdaq-listed industrial store operator. Previously, Mr. Devine was Chief Financial Officer at Industrial System Associates, Inc. from 1995 to 1997, and for the prior six years he was the Director of Finance and Distribution for McMaster-Carr Supply Co. Mr. Devine holds a Bachelor of Science degree in Finance and Marketing from Boston College and an MBA degree in Finance from the Wharton School of the University of Pennsylvania.
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

      Joseph Ellis was elected to Coach’s Board of Directors in September 2000. Mr. Ellis has served as an Advisory Director of Goldman, Sachs & Co. since May 1999, and served as a Limited Partner of Goldman, Sachs from 1994 to May 1999 and a General Partner from 1986 to 1994. Mr. Ellis is also a founder, and has served as Chairman since December 2001, of Blue Tulip LLC, a specialty store offering cards, paper products, invitations and gifts. Mr. Ellis served as senior retail-industry analyst from 1970 through 1994. Before joining Goldman, Sachs in 1970, Mr. Ellis was Vice President and Investment Analyst with The Bank of New York. Mr. Ellis also serves as a Director of Waterworks, Inc. and as a trustee of the RARE Center for Tropical Conservation. Mr. Ellis holds a Bachelor of Arts degree from Columbia University.
      Sally Frame Kasaks was elected to Coach’s Board of Directors in November 2001. Ms. Kasaks has served as a marketing and retail consultant for ISTA Incorporated since January 1997. Prior to this, she served as Chairman and Chief Executive Officer of Ann Taylor Stores, Inc. from February 1992 until August 1996. Ms. Kasaks was the President and Chief Executive Officer of Abercrombie & Fitch, a division of The Limited, Inc., from February 1989 through February 1992 and the Chairman and Chief Executive Officer of The Talbots, Inc., which was a specialty apparel retailing division of General Mills Co., from November 1985 through September 1988. Ms. Kasaks also serves as a Director of Pacific Sunwear of California, Inc., Cortefiel, S.A., The Children’s Place, Inc. and Crane & Co. She holds a Bachelor of Arts degree from American University.
      Gary Loveman was elected to Coach’s Board of Directors in January 2002. Mr. Loveman has served as Chairman of Harrah’s Entertainment, Inc. since January 2005 and as its Chief Executive Officer and President since January 2003; he had served as President of Harrah’s since April 2001 and as Chief Operating Officer of Harrah’s since May 1998. He was a member of the three-executive Office of the President of Harrah’s from May 1999 to April 2001 and was Executive Vice President from May 1998 to May 1999. From 1989 to 1998, Mr. Loveman was Associate Professor of Business Administration, Harvard University Graduate School of Business Administration, where his responsibilities included teaching MBA and executive education students, research and publishing in the field of service management, and consulting and advising large service companies. Mr. Loveman also serves as a Director of Harrah’s. He holds a Bachelor of Arts degree in Economics from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology.
      Ivan Menezes was elected to Coach’s Board of Directors in February 2005. Mr. Menezes has served as President and Chief Executive Officer of Diageo North America, the world’s leading premium drinks company, since January 2004, after having served as its President and Chief Operation Officer from July 2002, and as President of Diageo, Venture Markets since July 2000. Since joining Diageo in 1997 he has held various progressively senior management positions, including the position of President and Chief Operating Officer. Before joining Diageo, he held senior marketing positions with Whirlpool Europe in Milan and was a principal with Booz Allen Hamilton, Inc., both in Chicago and in London. Mr. Menezes holds an MBA from Northwestern University’s Kellogg School of Management.
      Irene Miller was elected to Coach’s Board of Directors in May 2001. Ms. Miller is Chief Executive Officer of Akim, Inc., an investment management and consulting firm, and until June 1997 was Vice Chairman and Chief Financial Officer of Barnes & Noble, Inc., the world’s largest bookseller. She joined Barnes & Noble in 1991, became Chief Financial Officer in 1993 and Vice Chairman in 1995. From 1986 to 1990, Ms. Miller was an investment banker at Morgan Stanley & Co. Incorporated. Ms. Miller also serves as a Director of Barnes & Noble, Inc., Inditex, S.A. and The Body Shop International PLC. Ms. Miller holds a Bachelor of Science degree from the University of Toronto and a Master of Science degree from Cornell University.
      Michael Murphy was elected to Coach’s Board of Directors in September 2000. From 1994 to 1997, Mr. Murphy served as Vice Chairman and Chief Administrative Officer of Sara Lee Corporation. Mr. Murphy also served as a Director of Sara Lee from 1979 through October 1997. Mr. Murphy joined Sara Lee in 1979 as Executive Vice President and Chief Financial and Administrative Officer and, from 1993 until 1994, also served as Vice Chairman. Mr. Murphy is also a Director of Civic Federation, Big Shoulders Fund, Metropolitan Pier and Exposition Authority, Chicago Cultural Center Foundation, GATX Corporation,

Payless ShoeSource, Inc. and CNH Global N.V. He is also a member of the Board of Trustees of Northern Funds (a family of mutual funds). Mr. Murphy holds a Bachelor of Science degree in Business Administration from Boston College and an MBA degree in finance from the Harvard Business School.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Refer to the information regarding the market for Coach’s Common Stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included herein.

Item 6.	Selected Financial Data (dollars and shares in thousands, except per share data)
      The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 2, 2005 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)

	July 2,	July 3,	June 28,	June 29,	June 30,
	2005	2004	2003	2002	2001

Consolidated Statements of Income:
Net sales	$1,710,423	$1,321,106	$953,226	$719,403	$600,491
Cost of sales	399,652	331,024	275,797	236,041	218,507

Gross profit	1,310,771	990,082	677,429	483,362	381,984
Selling, general and administrative expenses	688,961	545,617	433,667	346,354	275,727
Reorganization costs(2)	—	—	—	3,373	4,569

Operating income	621,810	444,465	243,762	133,635	101,688
Interest income (expense), net	15,760	3,192	1,059	(299)	(2,258)

Income before provision for income taxes and minority interest	637,570	447,657	244,821	133,336	99,430
Provision for income taxes	235,277	167,866	90,585	47,325	35,400
Minority interest, net of tax	13,641	18,043	7,608	184	—

Net income	$388,652	$261,748	$146,628	$85,827	$64,030

Net income per share
Basic	$1.03	$0.70	$0.41	$0.24	$0.20

Diluted	$1.00	$0.68	$0.39	$0.24	$0.19

Shares used in computing net income per share:(3)
Basic	378,670	372,120	359,116	352,192	327,440

Diluted	390,191	385,558	371,684	363,808	337,248

Consolidated Percentage of Net Sales Data:
Gross margin	76.6%	74.9%	71.1%	67.2%	63.6%
Selling, general and administrative expenses	40.3%	41.3%	45.5%	48.1%	45.9%
Operating income	36.3%	33.6%	25.6%	18.6%	16.9%
Net income	22.7%	19.8%	15.4%	11.9%	10.7%
Consolidated Balance Sheet Data:
Working capital	$443,580	$535,384	$297,488	$136,902	$53,991
Total assets	1,347,132	1,044,425	629,109	448,402	262,506
Inventory	184,419	161,913	143,807	136,404	105,162
Revolving credit facility	12,292	1,699	26,471	34,169	7,700
Long-term debt	3,270	3,420	3,535	3,615	3,690
Stockholders’ equity	$1,032,776	$782,286	$426,929	$260,356	$148,314

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2005, 2003, 2002 and 2001 were 52-week years, while fiscal year 2004 was a 53-week year.

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

(3)	The two-for-one stock splits in April 2005, October 2003 and July 2002 have been retroactively applied to all prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.
Executive Overview
      Founded in 1941, Coach (the “Company”) is a designer and marketer of high-quality, modern American classic accessories. Coach’s primary product offerings include handbags, accessories, business cases, outerwear and related accessories and weekend and travel accessories.
      Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and Coach Japan, and by licensing its brand name to select manufacturers. Direct-to-consumer sales consist of sales of Coach products through its 193 Company-operated North American retail stores, its 82 Company-operated North American factory stores, its online store and its catalogs. Indirect sales consist of sales of Coach products to approximately 1,000 department store locations in the United States, through 94 international department stores, freestanding retail locations and specialty retailers in 19 countries and through 103 department store shop-in-shops, and retail and factory store locations operated by Coach Japan, Inc. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive rewards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select partners for the sale of Coach branded watches, footwear, eyewear and office furniture. Net sales were $1,710.4 million, $1,321.1 million and $953.2 million in fiscal 2005, 2004 and 2003, respectively, representing a 29.5% increase in fiscal 2005 as compared to fiscal 2004 and a 38.6% increase in fiscal 2004 as compared to fiscal 2003. These net sales increases were driven by growth across all distribution channels.
      Coach’s cost of sales consists of the costs associated with the sourcing of its products. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit to fluctuate from quarter to quarter. Gross profit increased to $1,310.8 million in fiscal 2005 from $990.1 million in fiscal 2004 and $677.4 million in fiscal 2003. Gross margin increased to 76.6% in fiscal 2005 as compared to 74.9% in fiscal 2004 and 71.1% in fiscal 2003, representing an increase of 170 basis points in fiscal 2005 as compared to fiscal 2004 and 380 basis points in fiscal 2004 as compared to fiscal 2003. These increases were primarily driven by the factors discussed above.
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

      Operating income was $621.8 million, $444.5 million and $243.8 million in fiscal 2005, 2004 and 2003, respectively. The 39.9% increase in fiscal 2005 from fiscal 2004 and 82.3% increase in fiscal 2004 from fiscal 2003 were both driven by the increases in net sales and gross profit discussed previously, partially offset by increases in selling, general and administrative expenses.
      Net income was $388.7 million, $261.7 million and $146.6 million in fiscal 2005, 2004 and 2003, respectively. In all fiscal years, the increases in net income were primarily attributable to the increases in operating income, discussed above.
      Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal 2005 and fiscal 2003 were each 52-week periods, whereas fiscal 2004 was a 53-week period. The fifty-third week in fiscal 2004 contributed approximately $19.5 million of additional net sales.
Acquisition of Coach Japan, Inc.
      On July 1, 2005, Coach completed the purchase of Sumitomo’s 50% interest in Coach Japan, Inc. for $228.4 million, including transaction costs, plus undistributed profits and paid-in capital of $72.9 million. Coach Japan was a joint venture established between Coach and Sumitomo Corporation, to operate and expand the Coach business in Japan. Coach Japan is accounted for as a consolidated subsidiary. Coach recorded the 50% interest in the assets and liabilities of Coach Japan acquired through this acquisition, at their fair values as follows: trade accounts receivable of $15.4 million, inventory of $43.1 million, property and equipment of $21.8 million, customer list of $0.3 million, goodwill of $225.3 million, other assets of $25.0 million, and liabilities of $30.7 million. The results of operations for Coach Japan, Inc. from July 1, 2005 are included in our consolidated results of operations for the fiscal year ended July 2, 2005.
      The following unaudited pro forma information assumes the Coach Japan, Inc. acquisition had occurred on July 4, 2004. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred July 4, 2004, nor is it indicative of our future results. The final purchase price allocation and the resulting effect on net income may differ significantly from the unaudited pro forma amounts included herein.

	Fiscal Year Ended

	July 2,	July 3,
	2005	2004

	(Unaudited)	(Unaudited)
Net revenue	$1,710.4	$1,321.1
Net income	402.3	279.8
Net income per share — Basic	1.06	0.75
Net income per share — Diluted	1.03	0.73

      The following is a discussion of the results of operations for fiscal 2005 compared to fiscal 2004 and fiscal 2004 compared to fiscal 2003 as well as a discussion of the changes in financial condition during fiscal 2005.
Results Of Operations
      Consolidated statements of income for fiscal 2005, 2004 and 2003 are as follows:

	Fiscal Year Ended

	July 2, 2005		July 3, 2004(1)		June 28, 2003

	$	% of net sales	$	% of net sales	$	% of net sales

	(dollars and shares in millions, except per share data)
Net sales	$1,704.1	99.6%	$1,316.3	99.6%	$949.4	99.6%
Licensing revenue	6.3	0.4	4.8	0.4	3.8	0.4

Total net sales	1,710.4	100.0	1,321.1	100.0	953.2	100.0
Cost of sales	399.6	23.4	331.0	25.1	275.8	28.9

Gross profit	1,310.8	76.6	990.1	74.9	677.4	71.1
Selling, general and administrative expenses	689.0	40.3	545.6	41.3	433.7	45.5

Operating income	621.8	36.3	444.5	33.6	243.7	25.6
Interest income, net	15.8	0.9	3.2	0.2	1.1	0.1

Income before provision for income taxes and minority interest	637.6	37.3	447.7	33.9	244.8	25.7
Provision for income taxes	235.3	13.8	168.0	12.7	90.6	9.5
Minority interest, net of tax	13.6	0.8	18.0	1.4	7.6	0.8

Net income	$388.7	22.7%	$261.7	19.8%	$146.6	15.4%

Net income per share:
Basic	$1.03		$0.70		$0.41
Diluted	$1.00		$0.68		$0.39
Weighted-average number of common shares:
Basic	378.7		372.1		359.1
Diluted	390.2		385.6		371.7

(1)	53-week fiscal year
      Net sales by business segment for fiscal 2005 compared to fiscal 2004 and fiscal 2003 are as follows:

	Fiscal Year Ended					Percentage of Total Net Sales

	July 2,	July 3,	June 28,			July 2,	July 3,	June 28,
	2005	2004(1)	2003	Rate of Increase		2005	2004	2003

	(dollars in millions)			(’05 v. ’04)	(’04 v. ’03)
Direct	$935.5	$726.5	$559.5	28.8%	29.8%	54.7%	55.0%	58.7%
Indirect	774.9	594.6	393.7	30.3	51.0	45.3	45.0	41.3

Total net sales	$1,710.4	$1,321.1	$953.2	29.5%	38.6%	100.0%	100.0%	100.0%

(1)	53-week fiscal year

Fiscal 2005 Compared to Fiscal 2004

Net Sales
      Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by more than 15% are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base. In fiscal 2005, 52 weeks of sales were reported and compared to the equivalent 52-week period during fiscal 2004.
      Direct. Net sales increased 28.8% to $935.5 million during fiscal 2005 from $726.5 million during fiscal 2004, driven by increased comparable store sales, new store sales and expanded store sales in our North American retail and factory stores divisions. Sales growth in comparable stores was 14.1% for retail stores and 23.9% for factory stores. Comparable store sales growth for the entire North American store chain was 18.2%, which accounted for $112.0 million of the net sales increase. Since the end of fiscal 2004, Coach has opened 19 retail stores and seven factory stores. Sales from these new stores, as well as the noncomparable portion of sales from stores opened during fiscal 2004, accounted for $84.8 million of the net sales increase. Since the end of fiscal 2004, Coach also expanded seven retail stores and two factory stores. Sales from these expanded stores, as well as the noncomparable portion of sales from stores expanded during fiscal 2004, accounted for $11.0 million of the net sales increase. Sales growth in the Internet business accounted for the remaining sales increase. The net sales increase was offset by an additional week of sales during fiscal 2004, which represented approximately $11.6 million. Also, these increases were slightly offset by a decline in the direct marketing channel and store closures. Since the end of fiscal 2004, Coach has closed one factory store.
      Indirect. Net sales increased 30.3% to $774.9 million in fiscal 2005 from $594.6 million during fiscal 2004. The increase was primarily driven by growth at Coach Japan, Inc. in which net sales increased $95.7 million over the comparable period of the prior year. Since the end of fiscal 2004, we have opened 12 locations in Japan. Sales from these new stores, as well as the noncomparable portion of sales from other new stores, accounted for $40.3 million of the net sales increase. In addition, comparable store net sales gains accounted for an increase of $30.3 million over the prior year. Since the end of fiscal 2004, we have also expanded 14 locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from other expanded stores, accounted for $20.2 million of the net sales increase. Finally, the impact of foreign currency exchange rates resulted in an increase in reported net sales of $12.9 million. The net sales increase was slightly offset by $4.1 million of sales from Coach Japan during the additional week of fiscal 2004. The net sales increase was further offset by Coach Japan store closures. Since the end of fiscal 2004, Coach Japan has closed eight locations.
      The increase in indirect net sales was also driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $47.8 million, $19.0 million and $9.9 million, respectively, as compared to the prior year. The remaining net sales increase is attributable to increases in other indirect channels. The net sales increase was slightly offset by $3.8 million of sales from other indirect channels during the additional week of fiscal 2004.

Gross Profit
      Gross profit increased 32.4% to $1,310.8 million in fiscal 2005 from $990.1 million in fiscal 2004. Gross margin increased 170 basis points to 76.6% in fiscal 2005 from 74.9% in fiscal 2004. This improvement was driven by: a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, which contributed approximately 80 additional basis points; a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories, which contributed approximately 60 additional basis points; and the continuing impact of sourcing cost initiatives, which contributed approximately 30 additional basis points.
      The following chart illustrates the gross margin performance we have experienced over the last 12 quarters:

	First	Second	First	Third	Fourth	Second	Total
	Quarter	Quarter	Half	Quarter	Quarter	Half	Year

Fiscal 2005	75.0%	75.8%	75.5%	78.1%	77.6%	77.8%	76.6%
Fiscal 2004	72.7%	74.2%	73.6%	75.9%	76.7%	76.3%	74.9%
Fiscal 2003	68.1%	70.3%	69.4%	72.5%	73.2%	72.9%	71.1%

Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased 26.3% to $689.0 million in fiscal 2005 from $545.6 million in fiscal 2004. The dollar increase was caused primarily by increased store operating expenses attributable to new stores opened both domestically and in Japan and increased variable expenses to support increased net sales. As a percentage of net sales, selling, general and administrative expenses during fiscal 2005 were 40.3% compared to 41.3% during fiscal 2004. This improvement was due to leveraging our expense base on higher sales.
      Selling expenses increased 28.8% to $497.3 million, or 29.1% of net sales, in fiscal 2005 from $386.2 million, or 29.2% of net sales, in fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with Coach Japan and operating expenses associated with North American stores that were opened during and after the end of fiscal 2004. The increase in Coach Japan expenses was $51.4 million, driven by new store operating expenses, investment in corporate infrastructure, increased variable expenses related to higher sales and increased advertising expense to support the brand in Japan. In addition, the impact of foreign currency exchange rates increased reported expenses by $5.8 million. Domestically, Coach has opened 19 new retail stores and seven new factory stores since the end of fiscal 2004. Expenses from these new stores, as well as the noncomparable portion of expenses from stores opened in fiscal 2004, increased total expenses by $23.1 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.
      Advertising, marketing, and design costs increased by 24.1% to $78.8 million, or 4.6% of net sales, in fiscal 2005 from $63.5 million, or 4.8% of net sales, in fiscal 2004. This dollar increase was primarily due to increased staffing costs and increased design expenditures.
      Distribution and customer service expenses increased to $36.9 million in fiscal 2005 from $32.4 million in fiscal 2004. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.5% in fiscal 2004 to 2.2% in fiscal 2005.
      Administrative expenses increased 19.7% to $76.0 million, or 4.4% of net sales, in fiscal 2005 from $63.5 million, or 4.8% of net sales, in fiscal 2004. The dollar increase in these expenses was primarily due to increased compensation costs as well as increased professional and consulting fees. Included in administrative expenses are business interruption proceeds of $2.6 million, related to our World Trade Center location.

Interest Income, Net
      Net interest income was $15.8 million in fiscal 2005, as compared to $3.2 million in fiscal 2004. This dollar change was due to increased positive cash balances during fiscal 2005 as well as higher returns on investments. During fiscal 2004, Coach began investing in marketable securities with maturities greater than 90 days, which yielded greater rates of return.

Provision for Income Taxes
      The effective tax rate decreased to 36.9% in fiscal 2005 compared with the 37.5% recorded in fiscal 2004. As a result of the buyout of our joint venture partner in Coach Japan and a continued need to grow the Coach Japan business, we have determined that the earnings of Coach Japan will be permanently reinvested and the tax provision previously recorded relating to the expatriation of those earnings was reversed. The reversal was recorded in the fourth quarter and brought the full year to the lower effective appropriate annual rate.

Minority Interest
      Minority interest expense, net of tax, decreased to $13.6 million, or 0.8% of net sales, in fiscal 2005 from $18.0 million, or 1.4% of net sales, in fiscal 2004. The decrease was primarily due to transfer price increases to Coach Japan, Inc., increased marketing expenses and additional infrastructure investments.

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
FINANCIAL CONDITION

Liquidity and Capital Resources
      Net cash provided from operating activities was $544.3 million in fiscal 2005 compared to $454.5 million in fiscal 2004. The $89.8 million increase was due primarily to increased earnings of $126.9 million as well as an increase in accrued liabilities of $36.1 million, primarily attributable to a higher provision for income taxes. There was a decrease in the change in accounts receivable of $10.6 million due to improved collection rates. The increase was offset by increased deferred taxes of $67.9 million. Finally, there was a decrease in the tax benefit from the exercise of stock options of $28.0 million.
      Net cash used in investment activities was $371.8 million in fiscal 2005 compared to $375.3 million in fiscal 2004. The decrease in net cash used in investment activities is attributable to investment maturities during the year of $330.7 million. This decrease was partially offset by the buyout of our joint venture partner’s interest in Coach Japan of $228.4 million, increased investment purchases of $77.8 million and increased capital expenditures of $20.9 million, which related primarily to new and renovated retail stores in the United States and Japan, as well as technology enhancements.
      Net cash used in financing activities was $280.6 million in fiscal 2005 compared to $45.7 million in fiscal 2004. The $234.9 million increase in cash used resulted from an additional $210.0 million of funds expended to repurchase common stock. In connection with the buyout of Coach Japan, we distributed accumulated earnings of $57.4 million and repaid our initial investment of $15.5 million to our joint venture partner. The increase in cash used was offset by additional net borrowings on the revolving credit facility of $35.4 million and increased proceeds of $12.7 million received from the exercise of stock options.
      On October 16, 2003, Coach, certain lenders and Bank of America, N.A. (“Bank of America”), as primary lender and administrative agent, renewed the $100 million senior unsecured revolving credit facility (the “Bank of America facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Bank of America facility can be expanded to $125 million. On June 23, 2005, this facility was expanded for one additional year, to October 16, 2007. This facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.
      During fiscal 2005 and fiscal 2004 there were no borrowings under the Bank of America facility. As of July 2, 2005, there were no outstanding borrowings under the Bank of America facility.
      Under this revolving credit facility, Coach pays a commitment fee of 10 to 25 basis points, based on the Company’s fixed charge coverage ratio, on any unused amounts of the revolving credit facility. The initial commitment fee was 15 basis points. At July 2, 2005, the commitment fee was 12.5 basis points. The initial LIBOR margin under the facility was 62.5 basis points. At July 2, 2005, the LIBOR margin was 55 basis points, reflecting an improvement in our fixed-charge coverage ratio.
      The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.
      To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen, or approximately $77 million, at July 2, 2005. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.
      During fiscal 2005 and fiscal 2004, the peak borrowings under the Japanese credit facilities were $50.5 million and $36.1 million, respectively. At July 2, 2005 and July 3, 2004, outstanding borrowings under the Japanese facilities were $12.3 million and $1.7 million, respectively.
      These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. These facilities include automatic renewals based on compliance with the covenants. Coach, Inc. is not a guarantor on these facilities.
      On August 12, 2004, the Coach Board of Directors approved a $200 million increase to the Company’s existing common stock repurchase program and extended the duration of this program through August 2006. As of April 2, 2005, Coach had completed this authorization of the stock repurchase program.
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
      During fiscal 2005 and fiscal 2004, Coach repurchased 11.0 million and 3.0 million shares, respectively, of common stock, at an average cost of $24.09 and $18.18 per share, respectively.
      In fiscal 2005, total capital expenditures were $94.6 million. Coach opened 19 new retail and seven new factory stores in North America, which represented $20.0 million of capital expenditures. We also expanded seven retail stores and two factory stores, which represented $19.9 million of capital expenditures. Spending on department store renovations and distributor locations was $4.7 million. In addition, $14.0 million was used for information systems and corporate facilities. These investments were financed from internally generated cash flows and on hand cash. In Japan, we invested $22.9 million, primarily for the opening of 12 new locations, store expansions and information systems. These investments were financed by using funds from our Japanese revolving credit facilities and operating cash flow.
      Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2005, Coach purchased approximately $377 million of inventory, which was funded by on hand cash, operating cash flow and by borrowings under the Japanese revolving credit facilities.
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
      Currently, Sara Lee is a guarantor or a party to many of Coach’s leases. Coach has agreed to make efforts to remove Sara Lee from all of its existing leases, and Sara Lee is not a guarantor or a party to any new or renewed leases. Coach has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee, but for which Sara Lee retains contingent liability. Coach is required to maintain this letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit had a face amount of $20.6 million, and we expect this amount to decrease annually as Coach’s guaranteed obligations are reduced. As of July 2, 2005, the letter of credit was $15.4 million. We expect that we will be required to maintain the letter of credit for at least 10 years.
      As of July 2, 2005, the scheduled maturities of Coach’s long-term contractual obligations are as follows:

	Payments Due by Period

	Less than	1-3	4-5	After 5
	1 Year	Years	Years	Years	Total

	(amounts in millions)
Operating leases	$62.6	$115.1	$102.4	$175.0	$455.1
Revolving credit facility	12.3	—	—	—	12.3
Long-term debt, including the current portion	0.2	0.4	0.6	2.2	3.4

Total	$75.1	$115.5	$103.0	$177.2	$470.8

      Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked to market are based upon independent third-party sources.

Long-Term Debt
      Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida, facility. This loan has a remaining balance of $3.4 million and bears interest at 8.77%. Principal and interest payments are made semiannually, with the final payment due in 2014.

Seasonality
      Because its products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the nonholiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue, and we will further balance our year round business.
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

Operating Leases
      The Company leases retail stores and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. In fiscal 2005, the Company conformed its accounting for operating leases and leasehold improvements to Statement of Financial Accounting Standards (“SFAS”) No. 13 and its related interpretations as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005.
      Tenant improvement allowances are recorded as a deferred lease credit on the balance sheet and amortized over the lease term, which is consistent with the amortization period for the constructed assets. Historically, the consolidated balance sheets reflected these allowances as a reduction of capital expenditures and the carrying value of fixed assets and the consolidated statements of cash flows reflected tenant improvement allowances as a reduction of capital expenditures within investing activities. Since the impact of this change in accounting was not material to any previously reported fiscal year, the cumulative effect was recorded in the third quarter of fiscal 2005.
      In addition to the above, the Company recorded a cumulative, noncash charge in the third quarter of fiscal 2005 to reflect the impact of recording rent expense prior to the store opening (during the construction buildout period). Previously, the Company recognized the straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which generally had the effect of excluding the buildout period of its stores from the calculation of the period over which it expensed rent. The Company now records rent expense when it takes possession of a store to begin its buildout, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store. The adjustment resulted in a cumulative, noncash charge to rent expense of approximately $4.8 million during fiscal 2005, of which approximately $4.3 million related to prior periods.

Stock-Based Compensation
      Two alternative methods for accounting for stock options are available: the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options and, accordingly, no compensation expense has been recognized. Under either method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. See Note 1 and Note 8 to the Consolidated Financial Statements for expanded disclosures.

Inventories
      U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method) or market. Inventory costs include material, conversion costs, freight and duties. Reserves for slow-moving and aged merchandise are provided based on historical experience and current product demand. We evaluate the adequacy of reserves quarterly. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged merchandise.
      For more information on Coach’s accounting policies, please refer to the Notes to Consolidated Financial Statements. Other critical accounting policies are as follows:

Valuation of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2005, fiscal 2004 or fiscal 2003.

Revenue Recognition
      Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale, Internet and catalog channels, upon shipment of merchandise, when title passes to the customer. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported net sales from the licensee.

New Accounting Standards
      In October 2004, the Emerging Issues Task Force (“EITF”) issued its abstract No. 04-1 “Accounting for Pre-existing Relationships between the Parties to a Business Combination.” EITF 04-1 addresses the appropriate accounting treatment for portions of the acquisition costs of an entity that may be deemed to apply to elements of a pre-existing business relationship between the acquiring company and the target company. EITF 04-1 is effective for combinations consummated after October 2004. The adoption of EITF 04-1 had no effect on historical financial statements.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB. No. 43, Chapter 4.” SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151 on our financial statements.
      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We do not plan to make any dividends under this provision but we are still evaluating the impact of FSP 109-2 on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates certain narrow differences between Accounting Principles Board (“APB”) 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial statements.
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (typically the vesting period). SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the effect of SFAS 123R on our financial statements with the intent of implementing this standard in fiscal 2006.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements. Subsequently, the SEC decided to delay the required implementation of SFAS 123R to fiscal years beginning after June 15, 2005. We are currently evaluating the effect of SFAS 123R and SAB 107 on our financial statements with the intent of implementing this standard in fiscal 2006.
      In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FASB 143, “Accounting for Asset Retirement Obligations.” We are currently evaluating the impact of FIN 47 on our financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The Company will adopt SFAS 154 in the required period.
      In June 2005, the EITF reached consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at, or near, the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005 and is not expected to have a material impact on our consolidated financial statements.

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
      Approximately 98% of Coach’s fiscal 2005 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Hong Kong, Italy, India, Singapore, South Korea, Spain, Turkey, Costa Rica, Hungary, Indonesia, Thailand, Taiwan and Philippines. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan, are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.
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
      The foreign currency contracts entered into by the Company have durations no greater than 12 months. The fair values of open foreign currency derivatives included in accrued liabilities at July 2, 2005 and July 3, 2004 were $0 and $0.5 million, respectively. The fair value of open foreign currency derivatives included in current assets at July 2, 2005 and July 3, 2004 was $1.5 million and $0, respectively. As of July 2, 2005, open foreign currency forward contracts designated as hedges, with a notional amount of $46.9 million were fair valued resulting in an increase to equity as a benefit to other comprehensive income of $1.2 million, net of taxes. As of July 3, 2004, open foreign currency forward contracts designated as hedges, with a notional amount of $63.6 million were fair valued resulting in a reduction to equity as a charge to other comprehensive income of $0.5 million, net of taxes.

Interest Rate
      Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $15.7 million at July 2, 2005. Of this amount, $12.3 million, under revolving credit facilities, is subject to interest rate fluctuations. A hypothetical 1% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

Item 8.	Financial Statement and Supplementary Data
      See the “Index to Financial Statements”, which is located on page 36 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon our assessment, we believe that, as of July 2, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent auditors have issued an audit report of the Company’s internal control over financial reporting. This report appears on page 38.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation
      The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of management set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions
      The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated herein by reference to the section entitled “Matters Relating to Coach’s Independent Auditors” in the Proxy Statement for the 2005 annual meeting of stockholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule See the “Index to Financial Statements” which is located on page 36 of this report.

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

Name: Lew Frankfort
Title: Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 9, 2005.

Signature	Title

/s/ Lew Frankfort Lew Frankfort	Chairman, Chief Executive Officer and Director

/s/ Keith Monda Keith Monda	President, Chief Operating Officer and Director

/s/ Michael F. Devine, III Michael F. Devine, III	Senior Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)

/s/ Joseph Ellis Joseph Ellis	Director

/s/ Sally Frame Kasaks Sally Frame Kasaks	Director

/s/ Gary Loveman Gary Loveman	Director

/s/ Ivan Menezes Ivan Menezes	Director

/s/ Irene Miller Irene Miller	Director

/s/ Michael Murphy Michael Murphy	Director

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FINANCIAL STATEMENTS
For the Fiscal Year Ended July 2, 2005
COACH, INC.
New York, New York 10001
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coach, Inc.
New York, New York
      We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of July 2, 2005 and July 3, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 2, 2005 and July 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coach, Inc.
New York, New York
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coach, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended July 2, 2005 of the Company and our report dated September 9, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
September 9, 2005

COACH, INC.
CONSOLIDATED BALANCE SHEETS

	July 2,	July 3,
	2005	2004

	(amounts in thousands,
	except share data)
ASSETS
Cash and cash equivalents	$154,566	$262,720
Short-term investments	228,485	171,723
Trade accounts receivable, less allowances of $4,124 and $5,456, respectively	65,399	55,724
Inventories	184,419	161,913
Deferred income taxes	50,820	34,521
Prepaid expenses and other current assets	25,671	19,015

Total current assets	709,360	705,616

Property and equipment, net	203,862	164,291
Long-term investments	122,065	130,000
Deferred income taxes	31,520	—
Goodwill	238,711	13,605
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	31,826	21,125

Total assets	$1,347,132	$1,044,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$64,985	$44,771
Accrued liabilities	185,502	123,647
Deferred income taxes	2,851	—
Revolving credit facility	12,292	1,699
Current portion of long-term debt	150	115

Total current liabilities	265,780	170,232

Deferred income taxes	4,512	15,791
Long-term debt	3,270	3,420
Other liabilities	40,794	32,498
Minority interest, net of tax	—	40,198

Total liabilities	314,356	262,139
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding — 378,429,710 and 379,236,402 shares, respectively	3,784	3,792
Capital in excess of par value	465,015	355,130
Retained earnings	576,141	430,461
Accumulated other comprehensive income	903	2,195
Unearned compensation	(13,067)	(9,292)

Total stockholders’ equity	1,032,776	782,286

Total liabilities and stockholders’ equity	$1,347,132	$1,044,425

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004(1)	2003

	(amounts in thousands, except per share data)
Net sales	$1,710,423	$1,321,106	$953,226
Cost of sales	399,652	331,024	275,797

Gross profit	1,310,771	990,082	677,429
Selling, general and administrative expenses	688,961	545,617	433,667

Operating income	621,810	444,465	243,762
Interest income, net	15,760	3,192	1,059

Income before provision for income taxes and minority interest	637,570	447,657	244,821
Provision for income taxes	235,277	167,866	90,585
Minority interest, net of tax	13,641	18,043	7,608

Net income	$388,652	$261,748	$146,628

Net income per share
Basic	$1.03	$0.70	$0.41

Diluted	$1.00	$0.68	$0.39

Shares used in computing net income per share
Basic	378,670	372,120	359,116

Diluted	390,191	385,558	371,684

(1)	53-week fiscal year
See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Total	Preferred	Common	Capital in		Other			Shares of
	Stockholders’	Stockholders’	Stockholders’	Excess of	Retained	Comprehensive	Unearned	Comprehensive	Common
	Equity	Equity	Equity	Par	Earnings	Income (loss)	Compensation	Income (loss)	Stock

	(amounts in thousands)
Balances at June 29, 2002	$260,356	$—	$3,580	$152,718	$105,509	$215	$(1,666)		357,816
Net income	146,628	—	—	—	146,628	—	—	$146,628
Shares issued for stock options and employee benefit plans	28,395	—	156	28,239	—	—	—		15,800
Tax benefit from exercise of stock options	41,503	—	—	41,503	—	—	—
Repurchase of common stock	(49,947)	—	(76)	(15,356)	(34,515)	—	—		(7,716)
Grant of restricted stock awards	—	—	—	5,550	—	—	(5,550)		—
Amortization of restricted stock awards	1,568	—	—	—	—	—	1,568		118
Unrealized gain on cash flow hedging derivatives, net	168	—	—	—	—	168	—	168
Translation adjustments	(348)	—	—	—	—	(348)	—	(348)
Minimum pension liability	(1,394)	—	—	—	—	(1,394)	—	(1,394)

Comprehensive income								$145,054

Balances at June 28, 2003	426,929	—	3,660	212,654	217,622	(1,359)	(5,648)		366,018
Net income	261,748	—	—	—	261,748	—	—	$261,748
Shares issued for stock options and employee benefit plans	34,141	—	162	33,979	—	—	—		16,240
Tax benefit from exercise of stock options	106,458	—	—	106,458	—	—	—
Repurchase of common stock	(54,954)	—	(30)	(6,015)	(48,909)	—	—		(3,022)
Grant of restricted stock awards	—	—	—	8,054	—	—	(8,054)		—
Amortization of restricted stock awards	4,410	—	—	—	—	—	4,410		—
Unrealized loss on cash flow hedging derivatives, net	(460)	—	—	—	—	(460)	—	(460)
Translation adjustments	2,892	—	—	—	—	2,892	—	2,892
Minimum pension liability	1,122	—	—	—	—	1,122	—	1,122

Comprehensive income								$265,302

Balances at July 3, 2004	782,286	—	3,792	355,130	430,461	2,195	(9,292)		379,236
Net income	388,652	—	—	—	388,652	—	—	$388,652
Shares issued for stock options and employee benefit plans	42,988	—	102	42,886	—	—	—		10,194
Tax benefit from exercise of stock options	78,480	—	—	78,480	—	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—	—		(11,000)
Grant of restricted stock awards	—	—	—	10,408	—	—	(10,408)		—
Amortization of restricted stock awards	6,633	—	—	—	—	—	6,633		—
Unrealized gain on cash flow hedging derivatives, net	1,229	—	—	—	—	1,229	—	1,229
Translation adjustments	(2,331)	—	—	—	—	(2,331)	—	(2,331)
Minimum pension liability	(190)	—	—	—	—	(190)	—	(190)

Comprehensive income								$387,360

Balances at July 2, 2005	$1,032,776	$—	$3,784	$465,015	$576,141	$903	$(13,067)		378,430

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004(1)	2003

	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$388,652	$261,748	$146,628
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57,033	44,510	31,350
Minority interest	13,641	18,043	7,608
Tax benefit from exercise of stock options	78,480	106,458	41,503
(Increase) decrease in deferred taxes	(56,247)	11,646	8,778
Other non cash credits, net	3,881	3,372	(969)
Changes in assets and liabilities:
Increase in trade accounts receivable	(9,675)	(20,254)	(4,545)
Increase in inventories	(22,506)	(18,106)	(7,403)
Increase in other assets	(14,885)	(3,861)	(10,880)
Increase in other liabilities	23,820	7,058	6,242
Increase in accounts payable	20,214	18,134	818
Increase in accrued liabilities	61,855	25,785	7,239

Net cash provided by operating activities	544,263	454,533	226,369

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(94,592)	(73,659)	(61,857)
Acquisition of joint venture	(228,431)	—	—
Proceeds from dispositions of property and equipment	18	58	27
Purchases of investments	(379,530)	(301,723)	—
Maturities of investments	330,703	—	—

Net cash used in investing activities	(371,832)	(375,324)	(61,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(264,971)	(54,954)	(49,947)
Distribution of earnings to joint venture shareholders	(57,403)	—	—
Repayment of joint venture partner contribution	(15,524)	—	—
Repayment of long-term debt	(115)	(80)	(75)
Borrowings on revolving credit facility	359,503	168,865	63,164
Repayments of revolving credit facility	(348,910)	(193,637)	(70,862)
Proceeds from exercise of stock options	46,835	34,141	28,395

Net cash used in financing activities	(280,585)	(45,665)	(29,325)

(Decrease) increase in cash and cash equivalents	(108,154)	33,544	135,214
Cash and cash equivalents at beginning of period	262,720	229,176	93,962

Cash and cash equivalents at end of period	$154,566	$262,720	$229,176

Cash paid for income taxes	$162,702	$33,136	$56,083

Cash paid for interest	$238	$330	$679

(1)	53-week fiscal year
See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1.	Nature of Operations and Significant Accounting Policies
Nature of Operations
      Coach, Inc. (the “Company”) designs, produces and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, accessories, business cases, outerwear and related accessories and weekend and travel accessories,. Coach’s products are sold through direct-to-consumer channels, including Company-operated retail and factory stores, its online store and its catalogs, as well as through indirect channels, including department store locations in the United States, international department stores, freestanding retail locations and specialty retailers and retail and factory store locations operated by Coach Japan, Inc.
Significant Accounting Policies

Fiscal year
      The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended July 2, 2005 (“fiscal 2005”) and June 28, 2003 (“fiscal 2003”) were each 52-week periods, whereas the fiscal year ended July 3, 2004 (“fiscal 2004”) was a 53-week period.

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

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and all subsidiaries under the control of the Company, including Coach Japan, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

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

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

Concentration of Credit Risk
      Financial instruments that potentially expose Coach to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in U.S. government and agency debt securities, municipal government and corporate debt securities, and bank money market funds placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company’s allowance for bad debts, returns and allowances was $4,124 at July 2, 2005 and $5,456 at July 3, 2004. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

Inventories
      Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method (“FIFO”)) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method (“LIFO”)) or market. At the end of fiscal 2005 and fiscal 2004, inventories recorded at LIFO were $17 lower and $2,409 higher, respectively, than if they were valued at FIFO. Inventories valued under LIFO amounted to $40,861 and $34,508 in fiscal 2005 and 2004, respectively. Inventory costs include material, conversion costs, freight and duties.

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

Operating Leases
      The Company leases retail stores and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. In fiscal 2005, the Company conformed its accounting for operating leases and leasehold improvements to Statement of Financial Accounting Standards (“SFAS”) No. 13 and its related interpretations as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005.
      Tenant improvement allowances are recorded as a deferred lease credit on the balance sheet and amortized over the lease term, which is consistent with the amortization period for the constructed assets. Historically, the consolidated balance sheets reflected these allowances as a reduction of capital expenditures and the carrying value of fixed assets and the consolidated statements of cash flows reflected tenant improvement allowances as a reduction of capital expenditures within investing activities. Since the impact of this change in accounting was not material to any previously reported fiscal year, the cumulative effect was recorded in the third quarter of fiscal 2005.
      In addition to the above, the Company recorded a cumulative, noncash charge in the third quarter of fiscal 2005 to reflect the impact of recording rent expense prior to the store opening (during the construction buildout period). Previously, the Company recognized the straight-line rent expense for leases beginning on

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
the earlier of the store opening date or lease commencement date, which generally had the effect of excluding the buildout period of its stores from the calculation of the period over which it expensed rent. The Company now records rent expense when it takes possession of a store to begin its buildout, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store. The adjustment resulted in a cumulative, noncash charge to rent expense of approximately $4,800 during fiscal 2005, of which approximately $4,300 related to prior periods.

Goodwill and Other Intangible Assets
      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective with the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company’s goodwill account is no longer amortized but rather is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Based on this annual evaluation, the Company has concluded that there is no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2005, fiscal 2004 or fiscal 2003.

Minority Interest in Subsidiary
      Minority interest in the statements of income represents Sumitomo Corporation’s share of the earnings in Coach Japan. The minority interest in the consolidated balance sheets as of July 3, 2004 reflects the original investment by Sumitomo in that consolidated subsidiary, along with its proportional share of the cumulative income, net of tax. The Company acquired Sumitomo’s share of the equity in Coach Japan, Inc. on July 1, 2005.

Revenue Recognition
      Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale, Internet and catalog channels, upon shipment of merchandise, when title passes to the customer. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee.

Advertising
      Advertising costs, which include media and production, totaled $28,112, $21,574 and $19,885 in fiscal years 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Shipping and Handling
      Shipping and handling costs incurred were $16,188, $13,080 and $11,290 in fiscal years 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. As of the fourth quarter of fiscal 2005, the Company intends to permanently reinvest the controlled foreign corporation’s undistributed earnings outside the United States. As permitted in the Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas,” the Company does not provide U.S. income taxes on these earnings.

Stock-Based Compensation
      The Company’s stock-based compensation plans and the employee stock purchase plan, as more fully described in Note 8, “Stock-Based Compensation,” are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost is recognized for stock options and replacement stock options issued under stock-based compensation plans or for shares purchased under the employee stock purchase plan. The compensation cost that has been charged against income, reflecting amortization of restricted stock units, was $6,633, $4,410 and $1,568 in fiscal 2005, 2004 and 2003, respectively. The following illustrates the effect on net income and earnings per share as if the fair value based method of accounting, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Net income, as reported	$388,652	$261,748	$146,628
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(30,040)	(23,799)	(15,947)

Proforma net income	$358,612	$237,949	$130,681

Earnings per share:
Basic — as reported	$1.03	$0.70	$0.41

Basic — proforma	$0.95	$0.64	$0.36

Diluted — as reported	$1.00	$0.68	$0.39

Diluted — proforma	$0.92	$0.62	$0.35

Fair Value of Financial Instruments
      The fair value of the revolving credit facility at July 2, 2005 and July 3, 2004 approximated its carrying value due to its floating interest rates. The Company has evaluated its Industrial Revenue Bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of July 2, 2005 and July 3, 2004, the carrying values of cash and cash equivalents, investments, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. See Note 7, “Investments,” for the fair values of the Company’s investments as of July 2, 2005.

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

Foreign Currency
      The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Translation adjustment losses in fiscal 2005 were $2,331 compared to translation adjustment gains in fiscal 2004 of $2,892. Translation adjustment losses in fiscal 2003 were $348.

Net Income Per Share
      Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

Stock Split
      In May 2002, Coach’s Board of Directors authorized a two-for-one split of the Company’s stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on July 3, 2002 to stockholders of record on June 19, 2002.
      In August 2003, Coach’s Board of Directors authorized a two-for-one split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on October 1, 2003 to stockholders of record on September 17, 2003.
      In January 2005, Coach’s Board of Directors authorized a two-for-one stock split of the Company’s common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share outstanding. The additional shares issued as a result of the stock split were distributed on April 4, 2005 to stockholders of record on March 21, 2005.
      The effect of these stock splits on the number of shares and earnings per share was retroactively applied to all periods presented.

Recent Accounting Pronouncements
      In October 2004, the Emerging Issues Task Force (“EITF”) issued its abstract No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.” EITF 04-1 addresses the appropriate accounting treatment for portions of the acquisition costs of an entity that may be deemed to apply to elements of a preexisting business relationship between the acquiring company and the target company. EITF 04-1 is effective for combinations consummated after October 2004. The adoption of EITF 04-1 had no effect on historical financial statements.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 151 on the financial statements.
      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company does not plan to make any dividends under this provision but is still evaluating the impact of FSP 109-2 on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees.” The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (typically the vesting period). SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the effect of SFAS 123R on its financial statements with the intent of implementing this standard in fiscal 2006.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements. Subsequently, the SEC decided to delay the required implementation of SFAS 123R to fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of SFAS 123R and SAB 107 on its financial statements with the intent of implementing this standard in fiscal 2006.
      In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FASB 143, “Accounting for Asset Retirement Obligations.” The Company is currently evaluating the impact of FIN 47 on the financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The Company will adopt SFAS 154 in the required period.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      In June 2005, the EITF reached consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at, or near, the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005 and is not expected to have a material impact on the consolidated financial statements.

Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Balance Sheet Components
      The components of certain balance sheet accounts are as follows:

	July 2, 2005	July 3, 2004

Property and Equipment
Machinery and equipment	$7,618	$8,346
Furniture and fixtures	148,252	140,005
Leasehold improvements	243,784	212,000
Construction in progress	21,428	11,522
Less: accumulated depreciation	(217,220)	(207,582)

Total property and equipment, net	$203,862	$164,291

Accrued Liabilities
Income and other taxes	$49,180	$16,699
Payroll and employee benefits	65,653	54,291
Operating expenses	70,669	52,657

Total accrued liabilities	$185,502	$123,647

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

3.	Income Taxes
      The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended

	July 2, 2005		July 3, 2004		June 28, 2003

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income (loss) before provision for income taxes and minority interest:
United States	$584,695	91.7%	$388,862	86.9%	$224,380	91.7%
Foreign	52,875	8.3	58,795	13.1	20,441	8.3

Total income before provision for income taxes and minority interest	$637,570	100.0%	$447,657	100.0%	$244,821	100.0%

Tax expense at U.S. statutory rate	$223,150	35.0%	$156,680	35.0%	$85,687	35.0%
State taxes, net of federal benefit	33,279	5.2	16,179	3.6	10,358	4.2
Reversal of deferred U.S. taxes on foreign earnings	(16,247)	(2.5)	—	—	—	—
Nontaxable foreign sourced income	(4,458)	(0.7)	(5,182)	(1.2)	(2,069)	(0.8)
Other, net	(447)	(0.1)	189	0.0	(3,391)	(1.3)

Taxes at effective worldwide rates	$235,277	36.9%	$167,866	37.5%	$90,585	37.0%

      Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended

	July 2, 2005		July 3, 2004		June 28, 2003

	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$184,318	$(29,744)	$128,449	$(7,314)	$67,432	$1,728
Puerto Rico	—	—	—	—	31	(1,182)
Foreign	28,228	1,276	2,302	19,538	402	6,239
State	60,849	(9,650)	25,468	(577)	13,942	1,993

Total current and deferred tax provisions (benefits)	$273,395	$(38,118)	$156,219	$11,647	$81,807	$8,778

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Deferred tax provisions (benefits)
Depreciation	$(9,546)	$(3)	$2,269
Employee benefits	(2,945)	(3,267)	1,048
Advertising accruals	2	(280)	348
Nondeductible reserves	(6,681)	(5,228)	(2,025)
Earnings of foreign subsidiaries	(9,226)	23,920	9,296
Other, net	(9,722)	(3,495)	(2,158)

Total deferred tax provisions (benefits)	$(38,118)	$11,647	$8,778

      The deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal Year Ended

	July 2,	July 3,
	2005	2004

Deferred tax assets
Reserves not deductible until paid	$45,978	$31,060
Pension and other employee benefits	11,289	7,041
Property, plant and equipment	21,456	11,499
Other	3,617	5,212

Total deferred tax assets	$82,340	$54,812

Deferred tax liabilities
Earnings of foreign subsidiaries	$—	$29,578
Equity adjustments	2,644	—
Other	4,719	6,504

Total deferred tax liabilities	$7,363	$36,082

Net deferred tax assets	$74,977	$18,730

      The Company has received tax benefit from the exercise of stock options. This benefit is reflected as a credit to stockholders’ equity and not reflected in the provision for income taxes. The amount of this benefit was $78,480, $106,458 and $41,503 in fiscal 2005, 2004 and 2003, respectively.
      On July 1, 2005, the Company acquired the minority interest that it had not previously owned in Coach Japan, Inc., becoming the 100% owner of the Japanese operation. The Company currently does not intend to distribute to the U.S. the earnings of the Japanese company, but will reinvest such earnings offshore. As a result, the excess provision for the tax that would have been due upon the distribution of the Japanese company’s earnings accumulated through July 2, 2005 was reversed. The impact of this reversal on the current year provision for income taxes was a reduction of $16,247.
      The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Act included a special one-time 85% dividends received deduction (the “Repatriation Provision”) on the repatriation of

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
certain foreign earnings to a U.S. taxpayer provided that specified conditions and restrictions are satisfied. As Coach does not intend to repatriate the foreign earnings, the Company expects that the Repatriation Provision will have no effect on its financial statements.
      Significant judgment is required in determining the worldwide provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

4.	Debt

Revolving Credit Facilities
      On October 16, 2003, Coach, certain lenders and the Bank of America, N.A. (“Bank of America”), as primary lender and administrative agent, renewed the $100,000 senior unsecured revolving credit facility (the “Bank of America facility”), extending the facility expiration to October 16, 2006. At Coach’s request, the Bank of America facility can be expanded to $125,000. On June 23, 2005, this facility was extended for one additional year, to October 16, 2007. This facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.
      During fiscal 2005 and 2004, there were no borrowings under the Bank of America facility. As of July 2, 2005, there were no outstanding borrowings under the Bank of America facility.
      Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. The initial commitment fee was 15 basis points. At July 2, 2005, the commitment fee was 12.5 basis points. The initial LIBOR margin under the Bank of America facility was 62.5 basis points. At July 2, 2005, the LIBOR margin was 55 basis points, reflecting an improvement in our fixed-charge coverage ratio.
      The Bank of America facility prohibits Coach from paying dividends while the credit facility is in place, with certain exceptions. Any future determination to pay cash dividends will be at the discretion of Coach’s Board of Directors and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.
      The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since its inception.
      To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen, or approximately $77,000, at July 2, 2005. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.
      These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. These facilities include automatic renewals based on compliance with the covenants. Coach, Inc. is not a guarantor on any of these facilities.
      During fiscal 2005 and 2004, the peak borrowings under the Japanese credit facilities were $50,461 and $36,084, respectively. As of July 2, 2005 and July 3, 2004, outstanding borrowings under the Japanese credit facilities were $12,292 and $1,699, respectively.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

Long-Term Debt
      Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 8.77%. Principal and interest payments are made semi annually, with the final payment due in 2014. As of July 2, 2005 and July 3, 2004, the remaining balance on the loan was $3,420 and $3,535, respectively. Future principal payments under the Industrial Revenue Bond are as follows:

Fiscal Year	Amount

2006	$150
2007	170
2008	235
2009	285
2010	335
Subsequent to 2010	2,245

Total	$3,420

5.	Leases
      Coach leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2019, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Minimum rentals	$73,283	$55,352	$47,098
Contingent rentals	12,101	7,555	4,885

Total rent expense	$85,384	$62,907	$51,983

      Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount

2006	$62,597
2007	57,900
2008	57,173
2009	53,846
2010	48,538
Subsequent to 2010	175,000

Total minimum future rental payments	$455,054

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      Certain operating leases provide for renewal for periods of three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

6.	Commitments and Contingencies
      At July 2, 2005 and July 3, 2004, the Company had letters of credit outstanding totaling $68,849 and $50,473, respectively. Of these amounts, $15,425 and $16,764, respectively, related to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit for at least 10 years. The remaining letters of credit, which expire at various dates through 2008, primarily collateralize the Company’s obligation to third parties for the purchase of inventory and lease guarantees.
      Coach is a party to employment agreements with certain executives, which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances.
      In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s cash flow, results of operations or financial position.

7.	Investments
      The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The following table shows the amortized cost, fair value, and gross unrealized gains and losses of the Company’s investments at July 2, 2005 and July 3, 2004.

	Fiscal Year Ended

		July 2,			July 3,
	Amortized	2005	Unrealized	Amortized	2004	Unrealized
	Cost	Fair Value	Loss	Cost	Fair Value	Loss

Short-term investments:
U.S. government and agency securities	$55,000	$54,861	$(139)	$50,000	$49,930	$(70)
Commercial paper	—	—	—	74,260	74,187	$(73)
Corporate debt securities	173,485	172,467	(1,018)	22,500	22,500	$—
Certificates of deposit	—	—	—	24,963	24,860	(103)

Short-term investments	$228,485	$227,328	$(1,157)	$171,723	$171,477	$(246)

Long-term investments:
U.S. government and agency securities	$49,945	$49,405	$(540)	$130,000	$129,975	$(25)
Corporate debt securities	72,120	71,216	(904)	—	—	—

Long-term investments	$122,065	$120,621	$(1,444)	$130,000	$129,975	$(25)

      Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. At July 2, 2005, the maturity dates of long-term investments, based on current contractual maturities, extend to February 2007. Actual

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
maturities could differ from contractual maturities, as some borrowers have the right to call certain obligations.
      The difference between amortized cost and fair value is the result of unrealized gains and losses, caused primarily by interest rate fluctuations. The securities to which the unrealized losses relate have been in a continuous loss position for less than twelve months. The Company does not consider these investments to be other-than-temporarily impaired at July 2, 2005, as the Company has both the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity.

8.	Stock-Based Compensation
      Coach Stock-Based Plans. Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. The 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan were approved by Coach’s stockholders during fiscal 2002. The 2004 Stock Incentive Plan was approved by Coach’s stockholders during fiscal 2005. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.
      For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 7,029, 11,264, and 7,360 were granted in fiscal 2005, 2004 and 2003, respectively.
      A summary of options held by Coach employees under the Coach option plans is as follows:

	Number of	Weighted-		Weighted-
	Coach	Average		Average
	Outstanding	Exercise	Exercisable	Exercise
	Options	Price	Shares	Price

Outstanding at June 29, 2002	40,040	$3.49	6,368	$3.41
Granted	19,040	7.67
Exercised	(20,352)	3.76
Canceled/expired	(3,668)	3.95

Outstanding at June 28, 2003	35,060	$5.56	5,748	$5.43
Granted	22,748	16.55
Exercised	(24,120)	8.12
Canceled/expired	(1,004)	6.87

Outstanding at July 3, 2004	32,684	$11.28	5,278	$6.52
Granted	14,927	23.20
Exercised	(15,184)	12.74
Canceled/expired	(873)	12.84

Outstanding at July 2, 2005	31,554	$16.17	11,178	$16.48

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The following table summarizes information about stock options under the Coach option plans at July 2, 2005.

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	July 2, 2005	Life (Years)	Price	July 2, 2005	Price

$ 2.00 – 5.00	2,418	5.12	$3.66	2,418	$3.66
$ 5.01 – 10.00	4,756	6.98	6.38	1,685	6.82
$10.01 – 20.00	16,108	8.47	15.52	1,727	13.72
$20.01 – 35.00	8,272	5.63	26.74	5,348	26.21

	31,554	7.24	$16.17	11,178	$16.48

      The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Expected lives (years)	1.4	1.6	1.5
Risk-free interest rate	2.6%	1.6%	1.7%
Expected volatility	29.2%	32.4%	35.2%
Dividend yield	—%	—%	—%
      The weighted-average fair values of individual options granted during fiscal 2005, 2004 and 2003 were $3.10, $2.45 and $1.23, respectively.
      Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 159, 200 and 268 shares to employees in fiscal 2005, 2004 and 2003, respectively. Pro forma compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Expected lives (years)	0.5	0.5	0.5
Risk-free interest rate	2.8%	1.2%	1.2%
Expected volatility	27.6%	28.8%	38.3%
Dividend yield	—%	—%	—%
      The weighted-average fair value of the purchase rights granted during fiscal 2005, 2004 and 2003 was $6.24, $4.85 and $2.60, respectively.
      Stock Unit Awards. Restricted stock unit awards of Coach common stock have been granted to employees as retention awards. The value of retention awards is determined based upon the fair value of Coach stock at the grant date. Stock awards are restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years. As of July 2, 2005, retention awards of 1,861 shares were outstanding. This value is initially recorded as unearned compensation and is charged to earnings over

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
the retention period. The amortization expense related to these awards was $6,633, $4,410 and $1,568 for fiscal 2005, 2004 and 2003, respectively.
      Deferred Compensation. Under the Coach, Inc. Executive Deferred Compensation Plan, executive officers and certain employees at or above the senior director level may elect to defer all or a portion of their annual bonus or annual base salary into the plan. Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may similarly defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at July 2, 2005 and July 3, 2004 were $4,777 and $4,263, respectively, and are included in other noncurrent liabilities in the consolidated balance sheets.
      The following table summarizes share and exercise price information about Coach’s equity compensation plans as of July 2, 2005.

Number of
	Number of	Weighted-	Securities
	Securities to be	Average Exercise	Remaining
	Issued Upon	Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants	Compensation
Plan Category	or Rights	and Rights	Plans

Equity compensation plans approved by security holders	33,415	$15.27	30,384
Equity compensation plans not approved by security holders	768	$4.52	3,073

Total	34,183		33,457

9.	Retirement Plans
      Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $8,621, $7,620 and $5,308 in fiscal 2005, 2004 and 2003, respectively.
      Coach also sponsors a noncontributory defined benefit plan, The Coach, Inc. Supplemental Pension Plan, for individuals who are part of collective bargaining arrangements. The plan provides benefits based on years of service.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The Company uses a March 31 measurement date for its defined benefit retirement plan. Obligation and funded status information for the Company’s defined benefit retirement plan is as follows:

	Fiscal Year Ended

	July 2,	July 3,
	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$5,260	$5,983
Service cost	14	13
Interest cost	308	381
Benefits paid	(178)	(249)
Actuarial loss	394	797
Plan settlements(1)	—	(1,665)

Benefit obligation at end of year	$5,798	$5,260

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,706	$3,863
Actual return on plan assets	34	757
Employer contributions	1,290	—
Benefits paid	(178)	(249)
Plan settlements(1)	—	(1,665)

Fair value of plan assets at end of year	$3,852	$2,706

(1)	Reflects additional lump sum payments made after the measurement date and before fiscal year end.

	Fiscal Year Ended

	July 2,	July 3,
	2005	2004

Funded status
Funded status at end of year	$(1,946)	$(2,554)
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss	2,117	1,766

Net amount recognized	$171	$(788)

Amounts recognized in the consolidated balance sheets
Other noncurrent assets	$—	$—
Accrued benefit liability	(1,946)	(2,554)
Accumulated other comprehensive income	2,117	1,766

Net amount recognized	$171	$(788)

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The accumulated benefit obligation for the defined benefit pension plan was $5,798 and $5,260 at July 2, 2005 and July 3, 2004, respectively.

	Fiscal Year Ended

	July 2,	July 3,
	2005	2004

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$5,798	$5,260
Accumulated benefit obligation	5,798	5,260
Fair value of plan assets	3,852	2,706
Additional Information
Increase in minimum liability included in other comprehensive income	$350	$(479)
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.50%
Expected long term return on plan assets	6.75%	7.50%
Rate of compensation increase	N/A	N/A
      To develop the expected long-term rate of return on plan assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 6.75% assumption for fiscal 2005.

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Components of net periodic benefit cost
Service cost	$14	$13	$15
Interest cost	308	381	370
Expected return on plan assets	(181)	(281)	(381)
Amortization of prior service cost	—	—	1
Amortization of net actuarial loss	190	246	46
Settlement loss	—	559	—

Net periodic benefit cost	$331	$918	$51

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The Company’s pension plan weighted-average asset allocations, by asset category, as of the measurement dates, are as follows:

	Plan Assets

	Fiscal 2005	Fiscal 2004

Asset Category
Domestic equities	62.4%	69.0%
International equities	4.5	4.1
Fixed income	20.9	25.1
Cash equivalents	12.2	1.8

Total	100.0%	100.0%

      The goals of the investment program are to fully fund the obligation to pay retirement benefits in accordance with the Coach, Inc. Supplemental Pension Plan and to provide returns that, along with appropriate funding from Coach, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits. The target allocation range of percentages for each major category of plan assets, on a weighted-average basis, are as follows:

	Low	Target	High

Equity securities	30%	45%	60%
Fixed income	25%	40%	55%
Cash equivalents	5%	15%	25%
      The equity securities category includes common stocks, preferred stocks, and commingled funds of approved securities. The target allocation of securities is a maximum of 5% of equity assets in any one individual common or preferred stock and a maximum of 15% in any one mutual fund.
      The Company expects to contribute $442 to its defined benefit pension plan during the year ending July 1, 2006.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Pension Benefits

2006	274
2007	293
2008	307
2009	319
2010	338
2011 — 2015	1,956

10.	Segment Information
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

	Direct-to-		Corporate
Fiscal 2005	Consumer	Indirect	Unallocated	Total

Net sales	$935,461	$774,962	$—	$1,710,423
Operating income (loss)	406,122	385,674	(169,986)	621,810
Interest income	—	—	16,980	16,980
Interest expense	—	—	1,220	1,220
Income (loss) before provision for income taxes and minority interest	406,122	385,674	(154,226)	637,570
Provision for income taxes	—	—	235,277	235,277
Minority interest, net of tax	—	—	13,641	13,641
Depreciation and amortization	29,510	12,126	15,397	57,033
Total assets	242,604	273,548	830,980	1,347,132
Additions to long-lived assets	47,906	27,673	19,013	94,592

	Direct-to-		Corporate
Fiscal 2004	Consumer	Indirect	Unallocated	Total

Net sales	$726,457	$594,649	$—	$1,321,106
Operating income (loss)	293,626	288,648	(137,809)	444,465
Interest income	—	—	4,000	4,000
Interest expense	—	—	808	808
Income (loss) before provision for income taxes and minority interest	293,626	288,648	(134,617)	447,657
Provision for income taxes	—	—	167,866	167,866
Minority interest, net of tax	—	—	18,043	18,043
Depreciation and amortization	26,621	6,940	10,949	44,510
Total assets	227,657	176,568	640,200	1,044,425
Additions to long-lived assets	41,554	19,919	12,186	73,659

	Direct-to-		Corporate
Fiscal 2003	Consumer	Indirect	Unallocated	Total

Net sales	$559,553	$393,673	$—	$953,226
Operating income (loss)	198,247	166,604	(121,089)	243,762
Interest income	—	—	1,754	1,754
Interest expense	—	—	695	695
Income (loss) before provision for income taxes and minority interest	198,247	166,604	(120,030)	244,821
Provision for income taxes	—	—	90,585	90,585
Minority interest, net of tax	—	—	7,608	7,608
Depreciation and amortization	18,603	5,327	7,420	31,350
Total assets	205,614	137,587	285,908	629,109
Additions to long-lived assets	37,265	16,602	7,990	61,857

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The following is a summary of the common costs not allocated in the determination of segment performance.

	Fiscal Year Ended

	July 2, 2005	July 3, 2004	June 28, 2003

Production variances	$11,028	$12,581	$6,755
Advertising, marketing and design	(70,234)	(56,714)	(48,491)
Administration and information systems	(75,970)	(63,521)	(51,843)
Distribution and customer service	(34,810)	(30,155)	(27,510)

Total corporate unallocated	$(169,986)	$(137,809)	$(121,089)

Geographic Area Information
      Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. As of July 2, 2005, Coach operated 193 retail stores and 82 factory stores in North America. Indirectly, through Coach Japan, Coach operates 103 department store shop-in-shops and retail and factory store locations in Japan. Coach operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea.

			Other
	United States	Japan	International(1)	Total

Fiscal 2005
Net sales	$1,242,004	$372,326	$96,093	$1,710,423
Long-lived assets	314,919	288,338	2,995	606,252
Fiscal 2004
Net sales	$982,668	$278,011	$60,427	$1,321,106
Long-lived assets	280,938	55,487	2,384	338,809
Fiscal 2003
Net sales	$735,890	$177,821	$39,515	$953,226
Long-lived assets	138,708	31,966	785	171,459

(1)	Other International sales reflect shipments to third-party distributors primarily in East Asia.

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

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)
      The foreign currency contracts entered into by the Company have durations no greater than 12 months. The fair values of open foreign currency derivatives included in accrued liabilities at July 2, 2005 and July 3, 2004 were $0 and $486, respectively. The fair values of open foreign currency derivatives included in current assets at July 2, 2005 and July 3, 2004 were $1,535 and $0, respectively. As of July 2, 2005, open foreign currency forward contracts designated as hedges with a notional amount of $46,900 were fair valued, resulting in an increase to equity as a benefit to other comprehensive income of $1,229, net of taxes. As of July 3, 2004, open foreign currency forward contracts designated as hedges with a notional amount of $63,600 were fair valued, resulting in a reduction to equity as a charge to other comprehensive income of $460, net of taxes.

12.	Goodwill
      Changes in the carrying amounts of net goodwill for the years ended July 2, 2005 and July 3, 2004 are as follows:

	Direct-to-
	Consumer	Indirect	Total

Balance at June 28, 2003	$3,408	$9,601	$13,009
Foreign exchange impact	—	596	596

Balance at July 3, 2004	$3,408	$10,197	$13,605
Acquisition of Coach Japan	—	225,263	225,263
Foreign exchange impact	—	(157)	(157)

Balance at July 2, 2005	$3,408	$235,303	$238,711

      On July 1, 2005, Coach completed the purchase of Sumitomo’s 50% interest in Coach Japan. See Note 17, “Acquisition of Coach Japan, Inc.” for more information on the acquisition.

13.	Business Interruption Insurance
      As a result of the September 11, 2001 attack, the World Trade Center store was completely destroyed. Losses relating to the Company’s business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.
      During fiscal 2005, 2004 and 2003, Coach received payments of $2,644, $2,657 and $1,484, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

14.	Earnings Per Share
      The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Net earnings	$388,652	$261,748	$146,628

Total basic shares	378,670	372,120	359,116
Dilutive securities:
Employee benefit and stock award plans	2,784	2,578	1,840
Stock option programs	8,737	10,860	10,728

Total diluted shares	390,191	385,558	371,684

Earnings per share:
Basic	$1.03	$0.70	$0.41

Diluted	$1.00	$0.68	$0.39

15.	Stock Repurchase Program
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
      During fiscal 2005, 2004 and 2003, the Company repurchased and retired 11,000, 3,022 and 7,716 shares of common stock at an average cost of $24.09, $18.18 and $6.48 per share, respectively. As of July 2, 2005, Coach had approximately $250,000 remaining in the stock repurchase program.

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

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

17.	Acquisition of Coach Japan, Inc.
      On July 1, 2005, Coach completed the purchase of Sumitomo’s 50% interest in Coach Japan, Inc. for $228,431, including transaction costs, plus undistributed profits and paid-in capital of $72,927. Coach Japan was a joint venture established between Coach and Sumitomo Corporation, to operate and expand the Coach business in Japan. Coach Japan is accounted for as a consolidated subsidiary. Coach recorded the 50% interest in the assets and liabilities of Coach Japan acquired through this acquisition at their fair values as follows: trade accounts receivable of $15,369, inventory of $43,089, property and equipment of $21,848, customer list of $250, goodwill of $225,263, other assets of $24,969 and liabilities of $30,672. The results of operations for Coach Japan, Inc. from July 1, 2005 are included in our consolidated results of operations for the fiscal year ended July 2, 2005.
      The following unaudited pro forma information assumes the Coach Japan, Inc. acquisition had occurred on July 4, 2004. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred July 4, 2004, nor is it indicative of our future results. The final purchase price allocation and the resulting effect on net income may differ significantly from the unaudited pro forma amounts included herein.

	Fiscal Year Ended

	July 2,	July 3,
	2005	2004

	(Unaudited)	(Unaudited)
Net revenue	$1,710,423	$1,321,106
Net income	402,293	279,791
Net income per share — Basic	1.06	0.75
Net income per share — Diluted	1.03	0.73

18.	Shareholder Rights Plan
      On May 3, 2001, Coach declared a “poison pill” dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.
      Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2005, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

19.	Subsequent Event
      On August 22, 2005, Coach, Inc. entered into three-year extensions to the employment agreements of three key executives: Lew Frankfort, Chairman and Chief Executive Officer; Reed Krakoff, President and Executive Creative Director; and Keith Monda, President and Chief Operating Officer. These amendments extend the terms of the executives’ employment agreements from July 2008 through August 2011.

COACH, INC.
Notes to Consolidated Financial Statements — (Continued)
(dollars and shares in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

Fiscal 2005
Net sales	$344,065	$531,759	$415,939	$418,660	$1,710,423
Gross profit	258,174	402,968	324,673	324,956	1,310,771
Net income	67,725	134,123	89,239	97,565	388,652
Earnings per common share:
Basic	$0.18	$0.35	$0.24	$0.26	$1.03
Diluted	$0.17	$0.34	$0.23	$0.25	$1.00
Fiscal 2004
Net sales(1)	$258,375	$411,513	$313,073	$338,145	$1,321,106
Gross profit	187,909	305,143	237,517	259,513	990,082
Net income	42,329	95,438	58,311	65,670	261,748
Earnings per common share:
Basic	$0.12	$0.26	$0.16	$0.17	$0.70
Diluted	$0.11	$0.25	$0.15	$0.17	$0.68
Fiscal 2003
Net sales	$192,791	$308,523	$220,396	$231,516	$953,226
Gross profit	131,224	216,842	159,807	169,556	677,429
Net income	22,480	62,431	31,853	29,864	146,628
Earnings per common share:
Basic	$0.06	$0.18	$0.09	$0.08	$0.41
Diluted	$0.06	$0.17	$0.09	$0.08	$0.39

(1)	Fiscal 2004 fourth quarter and total fiscal year net sales include week 53 sales of $19,500
      The sum of the quarterly earnings per common share may not equal the full-year amount, since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

COACH, INC.
Market and Dividend Information
      Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH”. The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2005

	High		Low

Quarter ended
October 2, 2004	$23.03		$18.06
January 1, 2005	28.53		19.83
April 2, 2005	29.75		26.41
July 2, 2005	33.92		25.22
Closing price at July 1, 2005		$33.55

	Fiscal Year Ended 2004

	High		Low

Quarter ended
September 27, 2003	$14.82		$12.44
December 27, 2003	19.96		13.54
March 27, 2004	21.84		17.08
July 3, 2004	23.10		19.75
Closing price at July 2, 2004		$23.05

	Fiscal Year Ended 2003

	High		Low

Quarter ended
September 28, 2002	$7.34		$4.53
December 28, 2002	8.62		5.90
March 29, 2003	9.98		7.29
June 28, 2003	13.22		9.27
Closing price at June 27, 2003		$12.49
      Coach has never declared or paid any cash dividends on its common stock. Coach currently intends to retain future earnings, if any, for use in its business and is presently not planning to pay regular cash dividends in its common stock. The Bank of America facility prohibits Coach from paying dividends while the credit facility is in place, with certain exceptions. Any future determination to pay cash dividends will be at the discretion of Coach’s Board of Directors and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

COACH, INC.
Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended July 2, 2005, July 3, 2004 and June 28, 2003

		Provision
		Charged
	Balance at	to Costs	Write-offs/	Balance
	Beginning	and	Allowances	at End of
	of Year	Expenses	Taken	Year

	(amounts in thousands)
Fiscal 2005
Allowance for bad debts	$1,804	$100	$(239)	$1,665
Allowance for returns	3,652	4,303	(5,496)	2,459

Total	$5,456	$4,403	$(5,735)	$4,124

Fiscal 2004
Allowance for bad debts	$1,312	$610	$(118)	$1,804
Allowance for returns	4,783	3,292	(4,423)	3,652

Total	$6,095	$3,902	$(4,541)	$5,456

Fiscal 2003
Allowance for bad debts	$1,335	$97	$(120)	$1,312
Allowance for returns	2,841	3,561	(1,619)	4,783

Total	$4,176	$3,658	$(1,739)	$6,095

COACH, INC.
EXHIBITS TO FORM 10-K
For the Fiscal Year Ended July 2, 2005
Commission File No. 1-16153
      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001

3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001

3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001

3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002

3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005

4.1	Amended and Restated Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC

4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank, which is incorporated by reference from Exhibit 10.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004

10.2	Master Separation Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.3	Tax Sharing Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.2 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.4	General Assignment and Assumption Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.3 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.5	Employee Matters Agreement between Coach and Sara Lee, which is incorporated by reference herein from Exhibit 2.4 to Coach’s Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000

10.6	Real Estate Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.5 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.7	Master Transitional Services Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.8	Indemnification and Insurance Matters Agreement between Coach and Sara Lee, which is incorporated herein by reference from Exhibit 2.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.9	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.10	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.11	Coach, Inc. Executive Deferred Compensation Plan, which is incorporated by reference from Exhibit 10.11 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit
No.	Description

10.12	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on October 4, 2001

10.13	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.14	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.15	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002

10.16	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.17	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)

10.18	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

10.19	Stock Purchase Agreement, dated April 25, 2005, among Coach, Coach Japan Holdings, Inc., Coach Japan, Inc., Coach Japan Investments, Inc. and Sumitomo Corporation, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the Period Ended April 2, 2005

10.20	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.21	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.22	Employment Agreement dated June 1, 2003 between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.22 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.23	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort

10.24	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff

10.25	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Keith Monda

21.1	List of Subsidiaries of Coach

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications

32.1	Section 1350 Certifications
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
      Current Report on Form 8-K/ A, filed with the Commission on May 17, 2005. This report announced the appointment of Mr. Menezes to the Audit Committee and the Human Resources and Governance Committee of the Board.
      Current Report on Form 8-K, filed with the Commission on July 7, 2005. This report announced the completion of the Company’s purchase of Sumitomo’s 50% ownership interest in Coach Japan, Inc.