Form 10-Q
period 2005-10-01
COACH INC
filed 2005-11-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes           No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes       No

On November 2, 2005, the Registrant had 380,068,270 outstanding shares of common stock, which is the Registrant's only class of common stock.

The document contains 25 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain "forward-looking statements", based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management's current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "intend", "estimate", "are positioned to", "continue", "project", "guidance", "forecast", "anticipated", or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2005. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach's quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to periodic filings with the SEC.

PART I

ITEM 1.    Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 1, 2005	July 2, 2005
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$108,290	$154,566
Short-term investments	339,340	228,485
Trade accounts receivable, less allowances of $5,907 and $4,124, respectively	104,906	65,399
Inventories	215,251	184,419
Other current assets	95,761	76,491
Total current assets	863,548	709,360
Property and equipment, net	214,170	203,862
Long-term investments	90,890	122,065
Goodwill	234,966	238,711
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	88,410	86,371
Total assets	$1,501,772	$1,370,157
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$70,250	$64,985
Accrued liabilities	210,274	188,234
Revolving credit facility	4,867	12,292
Current portion of long-term debt	170	150
Total current liabilities	285,561	265,661
Long-term debt	3,100	3,270
Other liabilities	46,359	45,306
Total liabilities	335,020	314,237
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding - 380,540,015 and 378,429,710 shares, respectively	3,805	3,784
Capital in excess of par value	629,632	579,329
Retained earnings	550,455	484,971
Accumulated other comprehensive (loss) income	(2,309)	903
Unearned compensation	(14,831)	(13,067)
Total stockholders' equity	1,166,752	1,055,920
Total liabilities and stockholders' equity	$1,501,772	$1,370,157

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	October 1, 2005	October 2, 2004
Net sales	$448,951	$344,065
Cost of sales	107,590	85,891
Gross profit	341,361	258,174
Selling, general and administrative expenses	196,252	157,617
Operating income	145,109	100,557
Interest income, net	5,887	2,510
Income before provision for income taxes and minority interest	150,996	103,067
Provision for income taxes	57,381	39,165
Minority interest, net of tax	—	2,921
Net income	$93,615	$60,981
Net income per share
Basic	$0.25	$0.16
Diluted	$0.24	$0.16
Shares used in computing net income per share
Basic	379,551	377,981
Diluted	389,972	389,492

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)
(unaudited)

	Total Stockholders' Equity	Preferred Stockholders' Equity	Common Stockholders' Equity	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Comprehensive Income (loss)	Shares Of Common Stock
Balances at July 3, 2004	$796,036	$—	$3,792	$430,010	$369,331	$2,195	$(9,292)		379,236
Net income	358,612	—	—	—	358,612	—	—	358,612
Shares issued for stock options and employee benefit plans	42,988	—	102	42,886	—	—	—		10,194
Tax benefit from share-based compensation	68,667	—	—	68,667	—	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—	—		(11,000)
Share-based compensation	55,880	—	—	49,247	—	—	6,633		—
Grant of restricted stock awards	—	—	—	10,408	—	—	(10,408)		—
Unrealized gain on cash flow hedging derivatives, net	1,229	—	—	—	—	1,229	—	1,229
Translation adjustments	(2,331)	—	—	—	—	(2,331)	—	(2,331)
Minimum pension liability	(190)					(190)		(190)
Comprehensive income								$357,320
Balances at July 2, 2005	1,055,920	—	3,784	579,329	484,971	903	(13,067)		378,430
Net income	93,615	—	—	—	93,615	—	—	93,615
Shares issued for stock options and employee benefit plans	19,044	—	30	19,014	—	—	—		3,031
Tax benefit from share-based compensation	18,357	—	—	18,357	—	—	—
Repurchase of common stock	(29,973)	—	(9)	(1,833)	(28,131)	—	—		(921)
Share-based compensation	13,001	—	—	10,992	—	—	2,009		—
Grant of restricted stock awards	—	—	—	3,773	—	—	(3,773)		—
Changes in derivative balances	(566)	—	—	—	—	(566)	—	(566)
Translation adjustments	(2,646)	—	—	—	—	(2,646)	—	(2,646)
Comprehensive income								$90,403
Balances at October 1, 2005	$1,166,752	$—	$3,805	$629,632	$550,455	$(2,309)	$(14,831)		380,540

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	October 1, 2005	October 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,615	$60,981
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,989	12,601
Share-based compensation	13,001	12,185
Minority interest	—	2,921
Excess tax benefit from stock options	(18,357)	(14,384)
Increase in deferred tax assets	(2,560)	(6,381)
Increase (decrease) in deferred tax liabilities	248	(789)
Other noncash credits, net	(6,219)	(130)
Changes in assets and liabilities:
Increase in trade accounts receivable	(39,507)	(29,883)
Increase in inventories	(30,832)	(42,566)
Increase in other assets	(15,211)	(8,087)
Increase in other liabilities	1,053	3,413
Increase in accounts payable	5,265	15,698
Increase in accrued liabilities	40,149	37,905
Net cash provided by operating activities	54,634	43,484
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(21,885)	(16,787)
Proceeds from dispositions of property and equipment	—	18
Purchases of investments	(129,679)	(110,398)
Proceeds from maturities of investments	50,000	87,500
Net cash used in investing activities	(101,564)	(39,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(29,973)	(94,927)
Repayment of long-term debt	(150)	(115)
Borrowings on revolving credit facility	11,636	92,052
Repayments of revolving credit facility	(19,061)	(70,652)
Proceeds from exercise of stock options	19,845	17,535
Excess tax benefit from stock options	18,357	14,384
Net cash provided by (used in) financing activities	654	(41,723)
Decrease in cash and cash equivalents	(46,276)	(37,906)
Cash and cash equivalents at beginning of period	154,566	262,720
Cash and cash equivalents at end of period	$108,290	$224,814
Cash paid for income taxes	$12,089	$1,223
Cash paid for interest	$58	$13

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

1.    Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. ("Coach" or the "Company") and all 100% owned subsidiaries, including Coach Japan, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2005 ("fiscal 2005").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended October 1, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2006 ("fiscal 2006").

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. Specifically, as a result of Coach's acquisition of Sumitomo's 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment. See Note 6 for segment disclosures.

Change in Accounting Principle

As more fully discussed below in Note 2, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" effective July 3, 2005. In accordance with the modified retrospective application method, all financial statement amounts for the prior periods presented have been adjusted to reflect the grant-date fair value method of expensing stock options as prescribed by SFAS 123R.

2.    Share-Based Payment

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123R, "Share-Based Payment", which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company elected to adopt the modified retrospective application method as provided by SFAS 123R and accordingly, all financial statement amounts for the prior periods presented have been adjusted to reflect the cost of such awards based on the grant-date fair value of the awards.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

The Company maintains several share-based compensation plans which are more fully described below. During the first quarters of fiscal 2006 and fiscal 2005, total compensation cost charged against income for these plans was $13,001 and $12,185, respectively and total income tax benefit recognized in the income statement from these plans was $5,206 and $4,630, respectively.

The following table details the modified retrospective application impact of SFAS 123R on previously reported amounts:

Quarter ended October 2, 2004	Adjusted	As Previously Reported
Selling, general and administrative expenses	$157,617	$146,739
Operating income	100,557	111,435
Income before provision for income taxes and minority interest	103,067	113,945
Provision for income taxes	39,165	43,299
Net income	60,981	67,725
Earnings per share:
Basic	0.16	0.18
Diluted	0.16	0.17
Net cash provided by operating activities	43,484	57,868
Net cash used in financing activities	41,723	56,107

At July 2, 2005
Deferred income taxes	$54,545	$31,520
Total assets	1,370,157	1,347,132
Accrued liabilities	188,234	188,353
Total current liabilities	265,661	265,780
Total liabilities	314,237	314,356
Capital in excess of par value	579,329	465,015
Retained earnings	484,971	576,141
Total stockholders' equity	1,055,920	1,032,776
Total liabilities and stockholders' equity	1,370,157	1,347,132

Coach Stock-Based Plans. Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. The 2000 Stock Incentive Plan and the 2000 Non-Employee Director Stock Plan were approved by Coach's stockholders during fiscal 2002. The 2004 Stock Incentive Plan was approved by Coach's stockholders during fiscal 2005. The exercise price of each stock option equals 100% of the market price of Coach's stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years.

For options granted under Coach's stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

A summary of options held by Coach employees under the Coach option plans is as follows:

	Number of Coach Outstanding Options	Weighted- Average Exercise Price	Exercisable Shares	Weighted- Average Exercise Price
Outstanding at July 2, 2005	31,554	$16.17	11,178	$16.48
Granted	8,029	33.88
Exercised	(2,634)	13.57
Canceled/expired	(346)	17.51
Outstanding at October 1, 2005	36,603	$20.23	16,458	$15.22

The following table summarizes information about stock options under the Coach option plans at October 1, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 1, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at October 1, 2005	Weighted- Average Exercise Price
$2.00 - 5.00	2,170	5.31	$3.79	2,171	$3.79
$5.01 - 10.00	3,928	6.56	6.48	3,561	6.29
$10.01 - 20.00	14,936	8.15	15.50	5,701	15.11
$20.01 - 35.14	15,569	7.53	30.53	5,025	26.60
	36,603	7.55	$20.23	16,458	$15.22

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Quarter Ended
	October 1, 2005	October 2, 2004
Expected lives (years)	3.75	1.92
Risk-free interest rate	4.11%	2.45%
Expected volatility	37.43%	29.35%
Dividend yield	—%	—%

During the first quarters of fiscal 2006 and fiscal 2005, the weighted-average grant-date fair value of individual options granted was $11.06 and $3.38, respectively. At October 1, 2005, $98,584 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 2.0 years.

During the first quarters of fiscal 2006 and fiscal 2005, the total intrinsic value of options exercised was $52,401 and $43,390 respectively. The total cash received from these option exercises was $19,845 and $17,535, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $20,983 and $16,488, respectively.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Compensation expense is calculated for the fair value of employees' purchase rights using the Black-Scholes model.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

Stock Unit Awards. Restricted stock unit awards of Coach common stock have been granted to employees as retention awards. The value of retention awards is determined based upon the fair value of Coach stock at the grant date. Stock awards are restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years.

3.    Goodwill and Other Intangible Assets

The carrying value of goodwill as of October 1, 2005 and July 2, 2005, by operating segment, is as follows:

	Direct to Consumer	Indirect	Total
Balance at July 2, 2005	$237,195	$1,516	$238,711
Foreign exchange impact	(3,745)	—	(3,745)
Balance at October 1, 2005	$233,450	$1,516	$234,966

4.    Debt

Coach's revolving credit facility (the "Bank of America facility") is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarters of fiscal 2006 and fiscal 2005 there were no borrowings under the Bank of America facility. As of October 1, 2005 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company's fixed charge coverage ratio. At October 1, 2005, the commitment fee was 12.5 basis points and the LIBOR margin was 55 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

Coach Japan has available credit facilities with several Japanese financial institutions. These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of the facilities. Coach, Inc. is not a guarantor on any of these facilities.

During the first quarters of fiscal 2006 and fiscal 2005, the peak borrowings under the Japanese credit facilities were $12,292 and $23,099, respectively. As of October 1, 2005 and July 2, 2005, the outstanding borrowings under the Japanese facilities were $4,867 and $12,292, respectively.

5.    Earnings Per Share

Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended
	October 1, 2005	October 2, 2004
Net earnings	$93,615	$60,981
Total weighted-average basic shares	379,551	377,981
Dilutive securities:
Employee benefit and stock award plans	1,748	2,810
Stock option programs	8,673	8,701
Total weighted-average diluted shares	389,972	389,492
Earnings per share:
Basic	$0.25	$0.16
Diluted	$0.24	$0.16

At October 1, 2005, options to purchase 4,959 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options' exercise prices, ranging from $33.77 to $35.14, were greater than the average market price of the common shares.

At October 2, 2004, options to purchase 5,356 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options' exercise prices, ranging from $21.29 to $22.80, were greater than the average market price of the common shares.

6.    Segment Information

The Company operates its business in two reportable segments: Direct to Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company operated stores in North America and Japan, the Internet and the Coach catalog constitute the Direct to Consumer segment. Indirect refers to sales of Coach products to other retailers. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and customer service expenses.

As a result of Coach's acquisition of Sumitomo's 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

Quarter Ended October 1, 2005	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$314,545	$134,406	$—	$448,951
Operating income (loss)	123,575	83,422	(61,888)	145,109
Interest income, net	—	—	5,887	5,887
Income (loss) before provision for income taxes and minority interest	123,575	83,422	(56,001)	150,996
Provision for income taxes	—	—	57,381	57,381
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	10,143	1,243	2,603	13,989
Total assets	673,899	118,461	709,412	1,501,772
Additions to long-lived assets	15,712	1,611	4,562	21,885

Quarter Ended October 2, 2004	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$243,615	$100,450	$—	$344,065
Operating income (loss)	90,330	59,977	(49,750)	100,557
Interest income, net	—	—	2,510	2,510
Income (loss) before provision for income taxes and minority interest	90,330	59,977	(47,240)	103,067
Provision for income taxes	—	—	39,165	39,165
Minority interest, net of tax	—	—	2,921	2,921
Depreciation and amortization	9,194	1,137	2,270	12,601
Total assets	378,218	112,481	642,939	1,133,638
Additions to long-lived assets	14,049	1,005	1,733	16,787

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended
	October 1, 2005	October 2, 2004
Production variances	$1,393	$1,237
Advertising, marketing and design	(19,938)	(15,117)
Administration and information systems	(34,076)	(27,929)
Distribution and customer service	(9,267)	(7,941)
Total corporate unallocated	$(61,888)	$(49,750)

Geographic Area Information

As of October 1, 2005, Coach operated 199 retail stores and 85 factory stores in North America and 107 department store shop-in-shops, retail stores and factory stores in Japan as well as distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

Quarter Ended October 1, 2005	United States	Japan	Other International	Total
Net sales	$331,310	$84,025	$33,616	$448,951
Long-lived assets	284,040	295,203	2,845	582,088

Quarter Ended October 2, 2004	United States	Japan	Other International	Total
Net sales	$254,705	$68,923	$20,437	$344,065
Long-lived assets	260,488	59,197	2,431	322,116

7.    Commitments and Contingencies

At October 1, 2005, the Company had letters of credit outstanding totaling $63,507. Of this amount, $15,122 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach's general counsel and management are of the opinion that the final outcome should not have a material effect on Coach's financial position, results of operations or cash flows.

8.    Derivative Instruments and Hedging Activities

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

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $231,000 U.S. dollar denominated fixed rate intercompany loan from Coach. To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate. The loan matures in 2010, at which point the swap requires an exchange of yen and U.S. dollar based principals.

The fair value of open foreign currency derivatives included in current assets at October 1, 2005 and July 2, 2005 was $3,949 and $1,535, respectively. For the quarter ended October 1, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $566, net of taxes. For the quarter ended October 2, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $631, net of taxes.

9.     Stock Repurchase Program

On May 11, 2005, the Coach Board of Directors approved a common stock repurchase program to acquire up to $250,000 of Coach's outstanding common stock. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

During the first quarter of fiscal 2006, the Company repurchased 921 shares of common stock at an average cost of $32.54 per share. During the first quarter of fiscal 2005, the Company repurchased 4,860 shares of common stock at an average cost of $19.53 per share.

As of October 1, 2005, Coach had approximately $220,000 remaining in the stock repurchase program.

10.    Business Interruption Insurance

In the fiscal year ended June 29, 2002, Coach's World Trade Center location was completely destroyed as a result of the September 11th attack. Losses relating to the Company's business interruption coverage were filed with the insurers. Coach has held discussions with its insurance carriers and expects to fully recover these losses.

During the quarters ended October 1, 2005 and October 2, 2004, Coach received $0 and $1,177, respectively, under its business interruption coverage. These amounts are included as a reduction of selling, general and administrative expenses.

11.    Retirement Plans

The components of net periodic pension cost for the Coach, Inc. Supplemental Pension Plan are:

	Quarter Ended
	October 1, 2005	October 2, 2004
Service cost	$3	$4
Interest cost	82	77
Expected return on plan assets	(64)	(45)
Recognized actuarial loss	57	47
Net periodic pension cost	$78	$83

12.    Hurricane Losses

During the first quarter of fiscal 2006, three Coach locations in the Gulf Coast area were damaged and temporarily closed as a result of Hurricane Katrina. The Company is currently evaluating the damage to its property at these stores. Any losses covered under the Company's property insurance program will be filed with the insurers. Coach has held preliminary discussions with its insurance carriers and expects to substantially recover any losses, net of policy deductibles. It is anticipated that insurance claims for any property losses as well as losses covered under the Company's business interruption insurance program will be filed with the insurers in the second quarter of fiscal 2006. The Company does not believe that these losses will have a material impact on the consolidated financial statements.

13.    Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4". SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's financial statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters Ended October 1, 2005 and October 2, 2004
(dollars and shares in thousands, except per share data)
(unaudited)

In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company does not plan to make any dividends under this provision, FSP 109-2 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29," which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment". SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB 143, "Accounting for Asset Retirement Obligations". This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements". Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the consolidated financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach's financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Executive Overview

Founded in 1941, Coach is a designer and marketer of high-quality, modern American classic accessories. Coach's primary product offerings include handbags, accessories, business cases, outerwear and related accessories and weekend and travel accessories. Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and by licensing its brand name to select manufacturers. Direct to consumer sales consists of sales of Coach products in Company operated stores in North America and Japan, Coach's online store and our catalogs. Indirect sales consist of sales of Coach products to department store locations in the United States as well as international department stores, freestanding retail locations and specialty retailers. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive awards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select partners for the sale of Coach branded watches, footwear, eyewear and office furniture.

During the quarter ended October 1, 2005, net sales increased 30.5% to $449.0 million from $344.1 million during the same period of fiscal 2005. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended October 1, 2005 increased 44.3% to $145.1 million from $100.6 million generated in the same period of fiscal 2005, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended October 1, 2005 increased 53.5% to $93.6 million from $61.0 million generated in the same period of fiscal 2005. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes.

Results of Operations

The following is a discussion of the results of operations for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and a discussion of the changes in financial condition during the first quarter of fiscal 2006.

First Quarter Fiscal 2006 Compared to First Quarter Fiscal 2005

Condensed consolidated statements of income for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 are as follows:

	Quarter Ended
	(unaudited)
	October 1, 2005		October 2, 2004
	(amounts in millions, except per share data)
	$	% of net sales	$	% of net sales
Net sales	$447.0	99.6%	$342.6	99.6%
Licensing revenue	2.0	0.4	1.5	0.4
Total net sales	449.0	100.0	344.1	100.0
Cost of sales	107.6	24.0	85.9	25.0
Gross profit	341.4	76.0	258.2	75.0
Selling, general and administrative expenses	196.3	43.7	157.6	45.8
Operating income	145.1	32.3	100.6	29.2
Interest income, net	5.9	1.3	2.5	0.7
Income before provision for income taxes and minority interest	151.0	33.6	103.1	30.0
Provision for income taxes	57.4	12.8	39.2	11.4
Minority interest, net of tax	—	0.0	2.9	0.8
Net income	$93.6	20.8%	$61.0	17.7%
Net income per share:
Basic	$0.25		$0.16
Diluted	$0.24		$0.16
Weighted-average number of shares:
Basic	379.6		378.0
Diluted	390.0		389.5

Net Sales

Net sales by business segment in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 are as follows:

	Quarter Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	October 1, 2005	October 2, 2004	Rate of Increase	October 1, 2005	October 2, 2004
	(dollars in millions)		(FY'06 v. FY'05)
Direct to consumer	$314.6	$243.6	29.1%	70.1%	70.8%
Indirect	134.4	100.5	33.8%	29.9	29.2
Total net sales	$449.0	$344.1	30.5%	100.0%	100.0%

As a result of Coach's acquisition of Sumitomo's 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment.

Direct to Consumer.    Net sales increased 29.1% to $314.6 million during the first quarter of fiscal 2006 from $243.6 million during the same period in fiscal 2005, driven by increased comparable store sales, new store sales and expanded store sales in our North America and Japan stores.

In North America, sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 14.4% for retail stores and 35.8% for factory stores. Comparable store sales growth for the entire North America store chain was 25.1%, which accounted for $35.9 million of the net sales increase. Since the end of the first quarter of fiscal 2005, Coach has opened 20 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first quarter of fiscal 2005, accounted for $16.8 million of the net sales increase.

In Japan, we opened 11 new locations since the end of the first quarter of fiscal 2005. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first quarter of fiscal 2005, accounted for $9.9 million of the net sales increase. In addition, sales growth in comparable stores accounted for $5.0 of the net sales increase.

Since the end of the first quarter of fiscal 2005, Coach also expanded 11 locations in North America and 9 locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the first quarter of fiscal 2005, accounted for $3.2 million and $2.9 million, respectively, of the net sales increase.

Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures and the impact of foreign currency exchange rates. Since the end of the first quarter of fiscal 2005, Coach has closed one factory store in North America and five locations in Japan. The impact of foreign currency exchange rates resulted in a decrease in reported net sales of $0.6 million.

Indirect.    Net sales increased 33.8% to $134.4 million in the first quarter of fiscal 2006 from $100.5 million during the same period of fiscal 2005. This increase was driven by growth primarily in the U.S. wholesale and international wholesale divisions, which contributed increased sales of $17.4 million and $13.5 million, respectively, as compared to the same period in the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

Gross profit increased 32.2% to $341.4 million in the first quarter of fiscal 2006 from $258.2 million during the same period of fiscal 2005. Gross margin increased 100 basis points to 76.0% in the first quarter of fiscal 2006 from 75.0% during the same period of fiscal 2005. This improvement was driven by a shift in product mix, reflecting increased penetration of higher margin collections, which contributed 67 additional basis points and the continuing impact of sourcing cost initiatives, which contributed 62 additional basis points, offset by a shift in channel mix, as our lower gross margin channels grew faster than the business as a whole, which accounted for a 29 basis point decrease.

The following chart illustrates the gross margin performance Coach has experienced over the last five quarters.

	Fiscal Year Ended July 2, 2005				Fiscal Year Ending July 1, 2006
	Q1	Q2	Q3	Q4	Q1
Gross margin	75.0%	75.8%	78.1%	77.6%	76.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 24.5% to $196.3 million in the first quarter of fiscal 2006 from $157.6 million during the same period of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses during the first quarter of fiscal 2006 were 43.7%

compared to 45.8% during the first quarter of fiscal 2005. This improvement is attributable to leveraging our expense base on higher sales.

Selling expenses increased 24.9% to $130.4 million, or 29.0% of net sales, in the first quarter of fiscal 2006 from $104.4 million, or 30.4% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with North American retail stores and Coach Japan. The $17.0 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 20 new retail stores and five new factory stores and expanded 11 locations since the end of the first quarter of fiscal 2005. Expenses from these new and expanded stores, as well as the non-comparable portion of expenses from stores opened and expanded during the first quarter of fiscal 2005, increased total expenses by $7.2 million. The increase in Coach Japan expenses was $7.1 million, driven primarily by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates decreased reported expenses by $0.3 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth across all channels.

Advertising, marketing, and design costs increased 29.6% to $21.9 million, or 4.9% of net sales, in the first quarter of fiscal 2006, from $16.9 million, or 4.9% of net sales, during the same period of fiscal 2005. The dollar increase was primarily due to increased employee staffing costs and design expenditures.

Distribution and customer service expenses increased to $9.9 million in the first quarter of fiscal 2006 from $8.4 million during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.4% in the first quarter of fiscal 2005 to 2.2% in the first quarter of fiscal 2006.

Administrative expenses increased 22.2% to $34.1 million, or 7.6% of net sales, in the first quarter of fiscal 2006 from $27.9 million, or 8.1% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to increased employee staffing costs and consulting fees as well as the non-recurrence of $1.2 million of business interruption proceeds received in the first quarter of fiscal 2005.

Interest Income, Net

Net interest income was $5.9 million in the first quarter of fiscal 2006 as compared to $2.5 million in the first quarter of fiscal 2005. This dollar increase was due to higher returns on our investments.

Income Taxes

The effective tax rate was 38% in the first quarters of fiscal 2006 and fiscal 2005.

Minority Interest, Net of Tax

Minority interest expense was $0 in the first quarter of fiscal 2006 as compared to $2.9 million, or 0.8% of net sales, in the first quarter of fiscal 2005. This decrease is due to Coach's purchase of Sumitomo's 50% interest in Coach Japan on July 1, 2005, which eliminated minority interest in the first quarter of fiscal 2006 and onward.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operating activities was $54.6 million for the first quarter of fiscal 2006 compared to $43.5 million in the first quarter of fiscal 2005. The year-to-year improvement of $11.1 million was primarily the result of an increase in first quarter earnings of $32.6 million offset by changes in assets and liabilities attributable to normal operating conditions.

Net cash used in investing activities was $101.6 million in the first quarter of fiscal 2006 compared to $39.7 million in the first quarter of fiscal 2005. The increase in net cash used is primarily attributable to an additional $56.8 million of net purchases of investments. In addition, capital expenditures, which related primarily to new and renovated retail stores in the United States and Japan, increased by $5.1 million. Coach's future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash provided by financing activities was $0.7 million in the first quarter of fiscal 2006 compared to a use of $41.7 million of cash in the first quarter of fiscal 2005. The change of $42.4 million in net cash used primarily resulted from a $65.0 million decrease in funds expended to repurchase common stock in the first quarter of fiscal 2006. This decrease was partially offset by $28.8 million attributable to a shift from a $21.4 million inflow of cash from borrowings on our Japanese credit facilities in the first quarter of fiscal 2005 to a $7.4 million use of cash to repay borrowings on our Japanese revolving credit facilities during the first quarter of fiscal 2006.

Coach's revolving credit facility (the "Bank of America facility") is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarters of fiscal 2006 and fiscal 2005 there were no borrowings under the Bank of America facility. As of October 1, 2005 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company's fixed charge coverage ratio. At October 1, 2005, the commitment fee was 12.5 basis points and the LIBOR margin was 55 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 8.6 billion yen or approximately $76 million at October 1, 2005. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

During the first quarters of fiscal 2006 and fiscal 2005, the peak borrowings under the Japanese credit facilities were $12.3 million and $23.1 million, respectively. As of October 1, 2005 and July 2, 2005, borrowings under the Japanese revolving credit facility agreements were $4.9 million and $12.3 million, respectively.

On May 11, 2005, the Coach Board of Directors approved a common stock repurchase program to acquire up to $250 million of Coach's outstanding common stock. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first quarter of fiscal 2006, the Company repurchased 0.9 million shares of common stock at an average cost of $32.54 per share. During the first quarter of fiscal 2005, the Company repurchased 4.8 million shares of common stock at an average cost of $19.53 per share.

As of October 1, 2005, Coach had approximately $220 million remaining in the stock repurchase program.

We expect that fiscal 2006 capital expenditures will be approximately $120 million and will relate to the following: new retail and factory stores as well as store expansions in the United States and

Japan, department store and distributor location renovations, information systems and corporate facilities. In the U.S., we plan to open about 30 new stores, of which nine were opened by the end of the first quarter of fiscal 2006. In Japan, we plan to open about 12 new locations, of which four were opened by the end of the first quarter of fiscal 2006. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2006, Coach purchased approximately $138 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

Management believes that cash flow from operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach's control.

Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

Seasonality

Because Coach products are frequently given as gifts, the Company has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue and we will continue to balance our year round business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 2, 2005 are those that depend most heavily on these judgements and estimates. As of October 1, 2005, there have been no material changes to any of the critical accounting policies contained therein, with the exception of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R.

Change in Accounting Principle

Effective July 3, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment", which supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). The Company elected to adopt the modified retrospective application method as provided by SFAS 123R and accordingly, all financial statement amounts for the prior periods presented have been adjusted to reflect the cost of such awards based on the grant-date fair value of the awards. See Note 2 for additional disclosures.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4". SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company does not plan to make any dividends under this provision, FSP 109-2 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29," which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment". SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payments arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Note 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB 143, "Accounting for Asset Retirement Obligations". This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements." Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at, or near, the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the consolidated financial statements.

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

Foreign Exchange

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity's functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars.

Substantially all of Coach's fiscal 2006 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Turkey, India, Costa Rica, Dominican Republic, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan and Thailand. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $231 million U.S. dollar denominated fixed rate intercompany loan from Coach. To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate. The loan matures in 2010, at which point the swap requires an exchange of yen and US dollar based principals.

The fair value of open foreign currency derivatives included in current assets at October 1, 2005 and July 2, 2005 was $3.9 million and $1.5 million, respectively. For the quarter ended October 1, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $0.6, net of taxes. For the quarter ended October 2, 2004, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $0.6 million, net of taxes.

Interest Rate

Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $8.1 million at October 1, 2005. Of this amount, $4.9 million under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4.    Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of October 1, 2005, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms.

Based on an evaluation by management, with the participation of Messrs. Frankfort and Devine, there was no change in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings

Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach's intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach's control and litigation with present or former employees. As part of its policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise as affirmative defenses or as counterclaims the invalidity or unenforceability of certain of Coach's intellectual properties. Although Coach's litigation with present or former employees is routine and incidental to the conduct of Coach's business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. Coach believes, however, that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach's business or consolidated financial statements.

ITEM 4.    Submission of Matters to a Vote of Security – Holders

In connection with the 2005 Annual Meeting of Stockholders held on November 2, 2005, stockholders were asked to vote with respect to two proposals. A total of 330,871,621 votes were cast as follows:

Proposal Number 1 – Election of Directors – The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld
Joseph Ellis	310,060,339	20,811,282
Lew Frankfort	315,719,927	15,151,694
Gary Loveman	301,095,811	29,775,810
Ivan Menezes	308,250,180	22,621,441
Irene Miller	300,724,524	30,147,097
Keith Monda	317,526,742	13,344,879
Michael Murphy	294,341,900	36,529,721

Proposal Number 2 – Amendment of the Coach, Inc. Performance-Based Annual Incentive Plan:

Votes For	Votes Against	Votes Abstaining
312,205,864	16,579,388	2,086,369

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

Current report on Form 8-K, filed with the Commission on July 7, 2005. This report announced the completion of the Company's purchase of Sumitomo's 50% ownership interest in Coach Japan, Inc.

Current report on Form 8-K, filed with the Commission on August 16, 2005. This report announced that the Human Resources and Government Committee ("HRGC") of the Board of Directors had determined the performance goals for the Company's fiscal year 2006 for purposes of determining bonuses to be paid under the Company's Performance-Based Annual Incentive Plan. This report also announced the HRGC's approval of the Company's annual grants of stock options and restricted stock units to the Company's management and employees.

Current report on Form 8-K, filed with the Commission on August 26, 2005. This report announced three-year extensions to the Company's employment agreements with three key executives: Lew Frankfort, Chairman and Chief Executive Officer; Reed Krakoff, President and Executive Creative Director and Keith Monda, President and Chief Operating Officer. This report also contained the Company's revised estimated financial results for the fiscal quarter ending October 1, 2005.

Current report on Form 8-K, filed with the Commission on October 27, 2005. This report contained the Company's preliminary earnings result for the first quarter of fiscal year 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By: /s/ Michael F. Devine, III
Name: Michael F. Devine, III
Title: Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated:    November 9, 2005