Form 10-Q
period 2005-12-31
COACH INC
filed 2006-02-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

On February 3, 2006, the Registrant had 383,358,779 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 29 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain ‘‘forward-looking statements’’, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘intend’’, ‘‘estimate’’, ‘‘are positioned to’’, ‘‘continue’’, ‘‘project’’, ‘‘guidance’’, ‘‘forecast’’, ‘‘anticipated’’ or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful implementation of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2005	July 2, 2005
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$185,125	$154,566
Short-term investments	560,887	228,485
Trade accounts receivable, less allowances of $7,660 and $4,124, respectively	123,045	65,399
Inventories	205,042	184,419
Other current assets	106,883	76,491
Total current assets	1,180,982	709,360
Property and equipment, net	229,614	203,862
Long-term investments	25,546	122,065
Goodwill	223,211	238,711
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	90,022	86,371
Total assets	$1,759,163	$1,370,157
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$87,732	$64,985
Accrued liabilities	246,514	188,234
Revolving credit facility	13,237	12,292
Current portion of long-term debt	170	150
Total current liabilities	347,653	265,661
Long-term debt	3,100	3,270
Other liabilities	48,434	45,306
Total liabilities	399,187	314,237
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding – 382,663,137 and 378,429,710 shares, respectively	3,827	3,784
Capital in excess of par value	717,804	579,329
Retained earnings	663,191	484,971
Accumulated other comprehensive (loss) income	(7,208)	903
Unearned compensation	(17,638)	(13,067)
Total stockholders' equity	1,359,976	1,055,920
Total liabilities and stockholders' equity	$1,759,163	$1,370,157

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net sales	$650,336	$531,759	$1,099,287	$875,824
Cost of sales	145,660	128,791	253,250	214,682
Gross profit	504,676	402,968	846,037	661,142
Selling, general and administrative expenses	230,734	191,478	426,986	349,095
Operating income	273,942	211,490	419,051	312,047
Interest income, net	6,990	3,469	12,877	5,979
Income before provision for income taxes and minority interest	280,932	214,959	431,928	318,026
Provision for income taxes	106,758	81,684	164,139	120,849
Minority interest, net of tax	—	6,372	—	9,293
Net income	$174,174	$126,903	$267,789	$187,884
Net income per share
Basic	$0.46	$0.33	$0.70	$0.50
Diluted	$0.45	$0.32	$0.69	$0.48
Shares used in computing net income per share
Basic	380,837	379,354	380,144	378,866
Diluted	390,620	390,513	390,247	390,201

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)
(unaudited)

	Total Stockholders' Equity	Preferred Stockholders' Equity	Common Stockholders' Equity	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Comprehensive Income (loss)	Shares of Common Stock
Balances at July 3, 2004	$796,036	$—	$3,792	$430,010	$369,331	$2,195	$(9,292)		379,236
Net income	358,612	—	—	—	358,612	—	—	$358,612
Shares issued for stock options and employee benefit plans	42,988	—	102	42,886	—	—	—		10,194
Excess tax benefit from exercise of stock options	68,667	—	—	68,667	—	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—	—		(11,000)
Share-based compensation	55,880	—	—	49,247	—	—	6,633		—
Grant of restricted stock awards	—	—	—	10,408	—	—	(10,408)		—
Unrealized gain on cash flow hedging derivatives, net	1,229	—	—	—	—	1,229	—	1,229
Translation adjustments	(2,331)	—	—	—	—	(2,331)	—	(2,331)
Minimum pension liability	(190)					(190)		(190)
Comprehensive income								$357,320
Balances at July 2, 2005	1,055,920	—	3,784	579,329	484,971	903	(13,067)		378,430
Net income	267,789	—	—	—	267,789	—	—	267,789
Shares issued for stock options and employee benefit plans	52,512	—	73	52,439	—	—	—		7,197
Excess tax benefit from exercise of stock options	57,284	—	—	57,284	—	—	—
Repurchase of common stock	(95,498)	—	(30)	(5,899)	(89,569)	—	—		(2,964)
Share-based compensation	30,080	—	—	25,681	—	—	4,399		—
Grant of restricted stock awards	—	—	—	8,970	—	—	(8,970)		—
Changes in derivative balances	(1,811)	—	—	—	—	(1,811)	—	(1,811)
Translation adjustments	(6,300)	—	—	—	—	(6,300)	—	(6,300)
Comprehensive income								$259,678
Balances at December 31, 2005	$1,359,976	$—	$3,827	$717,804	$663,191	$(7,208)	$(17,638)		382,663

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	December 31, 2005	January 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267,789	$187,884
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,625	25,806
Share-based compensation	30,080	25,409
Minority interest	—	9,293
Excess tax benefit from exercise of stock options	(57,284)	(49,776)
Increase in deferred tax assets	(7,341)	(8,389)
(Decrease) increase in deferred tax liabilities	(583)	6,673
Other noncash credits, net	(6,685)	1,747
Changes in assets and liabilities:
Increase in trade accounts receivable	(57,646)	(66,025)
Increase in inventories	(20,623)	(28,943)
Increase in other assets	(11,619)	(18,809)
Increase in other liabilities	3,128	4,839
Increase in accounts payable	22,747	23,718
Increase in accrued liabilities	110,060	129,324
Net cash provided by operating activities	303,648	242,751
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(50,822)	(46,457)
Proceeds from dispositions of property and equipment	—	18
Purchases of investments	(453,662)	(333,217)
Proceeds from maturities of investments	215,500	130,000
Net cash used in investing activities	(288,984)	(249,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(95,498)	(94,927)
Repayment of long-term debt	(150)	(115)
Borrowings on revolving credit facility	45,048	344,696
Repayments of revolving credit facility	(44,103)	(295,934)
Proceeds from exercise of stock options	53,314	37,427
Excess tax benefit from exercise of stock options	57,284	49,766
Net cash provided by financing activities	15,895	40,913
Increase in cash and cash equivalents	30,559	34,008
Cash and cash equivalents at beginning of period	154,566	262,720
Cash and cash equivalents at end of period	$185,125	$296,728
Cash paid for income taxes	$85,508	$25,833
Cash paid for interest	$94	$116
Noncash investing activity – property and equipment obligations incurred	$6,087	$—

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

1.    Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (‘‘Coach’’ or the ‘‘Company’’) and all 100% owned subsidiaries, including Coach Japan, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2005 (‘‘fiscal 2005’’).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and six months ended December 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2006 (‘‘fiscal 2006’’).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. Specifically, as a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment. See Note 6 for segment disclosures.

Change in Accounting Principle

As more fully discussed below in Note 2, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment’’ effective July 3, 2005. In accordance with the modified retrospective application method, all financial statement amounts for the prior periods presented have been adjusted to reflect the grant-date fair value method of expensing stock options as prescribed by SFAS 123R.

2.    Share-Based Payment

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123R, ‘‘Share-Based Payment’’, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. The Company elected to adopt the modified retrospective application method as provided by SFAS 123R and accordingly, all financial statement amounts for the prior periods presented have been adjusted to reflect the cost of such awards based on the grant-date fair value of the awards.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

The Company maintains several share-based compensation plans which are more fully described below. During the second quarters of fiscal 2006 and fiscal 2005, total compensation cost charged against income for these plans was $17,079 and $13,224, respectively and total income tax benefit recognized in the income statement from these plans was $6,839 and $5,025, respectively. During the first six months of fiscal 2006 and fiscal 2005, total compensation cost charged against income for these plans was $30,080 and $25,409, respectively and total income tax benefit recognized in the income statement from these plans was $12,045 and $9,655, respectively.

The following table details the modified retrospective application impact of SFAS 123R on previously reported amounts:

Quarter ended January 1, 2005	Adjusted	As Previously Reported
Selling, general and administrative expenses	$191,478	$179,833
Operating income	211,490	223,135
Income before provision for income taxes and minority interest	214,959	226,604
Provision for income taxes	81,684	86,109
Net income	126,903	134,123
Earnings per share:
Basic	0.33	0.35
Diluted	0.32	0.34
Six months ended January 1, 2005
Selling, general and administrative expenses	$349,095	$326,572
Operating income	312,047	334,570
Income before provision for income taxes and minority interest	318,026	340,549
Provision for income taxes	120,849	129,408
Net income	187,884	201,848
Earnings per share:
Basic	0.50	0.53
Diluted	0.48	0.52
Net cash provided by operating activities	242,751	292,517
Net cash provided by (used in) financing activities	40,913	(8,853)
At July 2, 2005
Deferred income taxes	$54,545	$31,520
Total assets	1,370,157	1,347,132
Accrued liabilities	188,234	188,353
Total current liabilities	265,661	265,780
Total liabilities	314,237	314,356
Capital in excess of par value	579,329	465,015
Retained earnings	484,971	576,141
Total stockholders' equity	1,055,920	1,032,776
Total liabilities and stockholders' equity	1,370,157	1,347,132

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

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

A summary of options held by Coach employees under the Coach option plans is as follows:

	Number of Coach Outstanding Options	Weighted- Average Exercise Price	Exercisable Options	Weighted- Average Exercise Price
Outstanding at July 2, 2005	31,554	$16.17	11,178	$16.48
Granted	12,836	34.14
Exercised	(10,204)	18.43
Canceled/expired	(503)	18.38
Outstanding at December 31, 2005	33,683	$22.30	10,722	$14.11

The following table summarizes information about stock options under the Coach option plans at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
$2.00 - 5.00	1,818	5.10	$3.94	1,818	$3.94
$5.01 - 10.00	2,600	6.41	6.73	2,266	6.48
$10.01 - 20.00	13,350	7.96	15.50	4,163	14.99
$20.01 - 35.75	15,915	7.47	32.64	2,475	27.09
	33,683	7.46	$22.30	10,722	$14.11

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Quarter Ended
	December 31, 2005	January 1, 2005
Expected lives (years)	2.83	1.50
Risk-free interest rate	4.20%	2.50%
Expected volatility	35.18%	30.23%
Dividend yield	—%	—%

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

During the first six months of fiscal 2006 and fiscal 2005, the weighted-average grant-date fair value of individual options granted was $8.92 and $3.21, respectively. At December 31, 2005, $109,891 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.8 years.

During the first six months of fiscal 2006 and fiscal 2005, the total intrinsic value of options exercised was $162,549 and $144,191 respectively. The total cash received from these option exercises was $53,314 and $37,427, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $64,572 and $54,793, respectively.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model.

Stock Unit Awards. Restricted stock unit awards of Coach common stock have been granted to employees as retention awards. The value of retention awards is determined based upon the fair value of Coach stock at the grant date. Stock awards are restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years.

3.    Goodwill and Other Intangible Assets

The carrying value of goodwill as of December 31, 2005 and July 2, 2005, by operating segment, is as follows:

	Direct to Consumer	Indirect	Total
Balance at July 2, 2005	$237,195	$1,516	$238,711
Coach Japan acquisition	(2,666)	—	(2,666)
Foreign exchange impact	(12,834)	—	(12,834)
Balance at December 31, 2005	$221,695	$1,516	$223,211

See Note 13, ‘‘Acquisition of Coach Japan, Inc.’’ for additional information.

4.    Debt

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2006 and fiscal 2005 there were no borrowings under the Fleet facility. Accordingly, as of December 31, 2005 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 31, 2005, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

Coach Japan has available credit facilities with several Japanese financial institutions. These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of the facilities. Coach, Inc. is not a guarantor on any of these facilities.

During the first six months of fiscal 2006 and fiscal 2005, the peak borrowings under the Japanese credit facilities were $21,568 and $50,461, respectively. As of December 31, 2005 and July 2, 2005, the outstanding borrowings under the Japanese facilities were $13,237 and $12,292, respectively.

5.    Earnings Per Share

Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net earnings	$174,174	$126,903	$267,789	$187,884
Total weighted-average basic shares	380,837	379,354	380,144	378,866
Dilutive securities: Employee benefit and stock award plans	1,900	2,959	1,824	2,887

Stock option programs	7,883	8,200	8,279	8,448
Total weighted-average diluted shares	390,620	390,513	390,247	390,201
Earnings per share:
Basic	$0.46	$0.33	$0.70	$0.50
Diluted	$0.45	$0.32	$0.69	$0.48

At December 31, 2005, options to purchase 9,626 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $33.77 to $35.75, were greater than the average market price of the common shares.

At January 1, 2005, options to purchase 4,024 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $24.46 to $28.03, were greater than the average market price of the common shares.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

As a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment.

Quarter Ended December 31, 2005	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$503,807	$146,529	$—	$650,336
Operating income (loss)	245,275	94,070	(65,403)	273,942
Interest income, net	—	—	6,990	6,990
Income (loss) before provision for income taxes and minority interest	245,275	94,070	(58,413)	280,932
Provision for income taxes	—	—	106,758	106,758
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	10,790	1,524	5,322	17,636
Total assets	702,074	103,194	953,895	1,759,163
Additions to long-lived assets	25,774	4,117	5,133	35,024
Quarter Ended January 1, 2005	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$5,959	$115,800	$—	$531,759
Operating income (loss)	196,474	71,757	(56,741)	211,490
Interest income, net	—	—	3,469	3,469
Income (loss) before provision for income taxes and minority interest	196,474	71,757	(53,272)	214,959
Provision for income taxes	—	—	81,684	81,684
Minority interest, net of tax	—	—	6,372	6,372
Depreciation and amortization	9,808	1,091	2,306	13,205
Total assets	458,296	83,685	897,537	1,439,518
Additions to long-lived assets	23,842	1,695	4,133	29,670
Six Months Ended December 31, 2005	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$8,352	$280,935	$—	$1,099,287
Operating income (loss)	368,850	177,492	(127,291)	419,051
Interest income, net	—	—	12,877	12,877
Income (loss) before provision for income taxes and minority interest	368,850	177,492	(114,414)	431,928
Provision for income taxes	—	—	164,139	164,139
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	20,933	2,767	7,925	31,625
Total assets	702,074	103,194	953,895	1,759,163
Additions to long-lived assets	41,486	5,728	9,695	56,909

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

Six Months Ended January 1, 2005	Direct to Consumer	Indirect	Corporate Unallocated	Total
Net sales	$659,573	$216,251	$—	$875,824
Operating income (loss)	286,804	131,735	(106,492)	312,047
Interest income, net	—	—	5,979	5,979
Income (loss) before provision for income taxes and minority interest	286,804	131,735	(100,513)	318,026
Provision for income taxes	—	—	120,849	120,849
Minority interest, net of tax	—	—	9,293	9,293
Depreciation and amortization	19,002	2,228	4,576	25,806
Total assets	458,296	83,685	897,537	1,439,518
Additions to long-lived assets	37,891	2,700	5,866	46,457

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Production variances	$2,654	$1,331	$4,047	$2,567
Advertising, marketing and design	(25,030)	(20,612)	(44,968)	(35,729)
Administration and information systems	(31,615)	(28,096)	(65,691)	(56,025)
Distribution and customer service	(11,412)	(9,364)	(20,679)	(17,305)
Total corporate unallocated	$(65,403)	$(56,741)	$(127,291)	$(106,492)

Geographic Area Information

As of December 31, 2005, Coach operated 203 retail stores and 84 factory stores in North America and 109 department store shop-in-shops, retail stores and factory stores in Japan, as well as distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

Quarter Ended December 31, 2005	United States	Japan	Other International	Total
Net sales	$500,384	$116,212	$33,740	$650,336
Long-lived assets	233,667	282,516	3,159	519,342
Quarter Ended January 1, 2005	United States	Japan	Other International	Total
Net sales	$394,655	$108,751	$28,353	$531,759
Long-lived assets	436,821	71,733	2,495	511,049
Six Months Ended December 31, 2005	United States	Japan	Other International	Total
Net sales	$831,694	$200,237	$67,356	$1,099,287
Long-lived assets	233,667	282,516	3,159	519,342
Six Months Ended January 1, 2005	United States	Japan	Other International	Total
Net sales	$649,360	$177,674	$48,790	$875,824
Long-lived assets	436,821	71,733	2,495	511,049

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

7.    Commitments and Contingencies

At December 31, 2005, the Company had outstanding letters of credit totaling $78,191. Of this amount, $15,122 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach's general counsel and management are of the opinion that the final outcome should not have a material effect on Coach's financial position, results of operations or cash flows.

Coach is also a party to employment agreements with certain key executives, which provide for compensation and other benefits as well as severance payments under certain circumstances. On August 22, 2005, the Company entered into three-year extensions to the employment agreements of three key executives: Lew Frankfort, Chairman and Chief Executive Officer; Reed Krakoff, President and Executive Creative Director; and Keith Monda, President and Chief Operation Officer. These amendments extend the terms of the executives’ employment agreements from July 2008 through August 2011. On November 8, 2005, Coach entered into five-year employment agreements with two key executives: Michael Tucci, President, North America Retail Division, and Michael F. Devine, III, Senior Vice President and Chief Financial Officer. The terms of these employment agreements run through June 30, 2010.

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

The fair value of open foreign currency derivatives included in current assets at December 31, 2005 and July 2, 2005 was $10,349 and $1,535, respectively. For the six months ended December 31, 2005 and January 1, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $1,811 and $703, respectively, net of taxes.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

During the second quarter of fiscal 2006, the Company repurchased and retired 2,043 shares at an average cost of $32.07 per share. The Company did not repurchase any shares during the second quarter of fiscal 2005.

During the first six months of fiscal 2006 and fiscal 2005, the Company repurchased and retired 2,964 and 4,860 shares, respectively, of common stock, at an average cost of $32.22 and $19.53, respectively, per share.

As of December 31, 2005, approximately $154,000 remained available for future repurchases under the existing program.

10.    Business Interruption Insurance

In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th attack. Inventory and fixed asset losses were filed with the Company’s insurers and fully recovered. Losses covered under the Company’s business interruption insurance program were also filed with the insurers. During the quarters ended December 31, 2005 and January 1, 2005, Coach received $1,825 and $1,027, respectively, under its business interruption coverage. For the six months ended December 31, 2005 and January 1, 2005, Coach received $2,025 and $2,204, respectively, under its business interruption coverage. These amounts are included as a reduction of selling, general and administrative expenses.

During the second quarter of fiscal 2006, the Company reached a final settlement with its insurance carriers related to losses covered under the business interruption insurance program. Accordingly, the Company does not expect to receive any business interruption proceeds related to the World Trade Center location in the future.

11.    Retirement Plans

The components of net periodic pension cost for the Coach Leatherware Company, Inc. Supplemental Pension Plan are:

	Quarter Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Service cost	$3	$3	$6	$7
Interest cost	81	77	163	154
Expected return on plan assets	(63)	(45)	(127)	(90)
Recognized actuarial loss	57	48	114	95
Net periodic pension cost	$78	$83	$156	$166

12.    Hurricane Losses

During the first quarter of fiscal 2006, three Coach locations in the Gulf Coast area were damaged and temporarily closed as a result of Hurricane Katrina. The Company is currently evaluating the damage to its property at these stores. During the second quarter, Coach notified its insurer of the Company’s intent to file insurance claims for any property losses as well as losses related to business interruption. Coach expects to file these claims with the insurer in the third quarter of fiscal 2006. The Company expects to substantially recover any losses, net of policy deductibles and does not believe that these losses will have a material impact on the consolidated financial statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

13.    Acquisition of Coach Japan, Inc.

During the second quarter of fiscal 2006, the Company completed its purchase price allocation related to the July 1, 2005 acquisition of Sumitomo’s 50% interest in Coach Japan, Inc. At the time of the acquisition, Coach recorded the 50% interest in the assets and liabilities that were acquired through the transaction at fair values. The initial recorded fair values, purchase price allocation adjustments and final purchase price allocations are as follows:

Assets and liabilities acquired	As Previously Reported	Adjustments	Final Purchase PriceAllocation
Trade accounts receivable	$15,369	$—	$15,369
Inventory	43,089	2,666	45,755
Property and equipment	21,848	—	21,848
Customer list	250	—	250
Goodwill	225,263	(2,666)	222,597
Other assets	24,969	—	24,969
Other liabilities	30,672	—	30,672

14.    Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs – an amendment of ARB No. 43, Chapter 4’’. SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Staff Position No. 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’’ (‘‘FSP 109-2’’). FSP 109-2 provides guidance under SFAS 109, ‘‘Accounting for Income Taxes,’’ with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company does not plan to make any dividends under this provision, FSP 109-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29’’, which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 107 ‘‘Share-Based Payment’’. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number 47 (‘‘FIN 47’’), ‘‘Accounting for Conditional Asset Retirement Obligations’’. FIN 47 provides clarification regarding the meaning of the

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
Quarters and Six Months Ended December 31, 2005 and January 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

term ‘‘conditional asset retirement obligation’’ as used in FASB 143, ‘‘Accounting for Asset Retirement Obligations’’. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3’’. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (‘‘EITF’’) reached consensus on EITF 05-6, ‘‘Determining the Amortization Period for Leasehold Improvements’’. Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the consolidated financial statements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto which are included herein.

Executive Overview

Founded in 1941, Coach is a designer and marketer of high-quality, modern American classic accessories. Coach’s primary product offerings include handbags, accessories, business cases, outerwear and related accessories and weekend and travel accessories. Coach generates revenue by selling its products directly to consumers, indirectly through wholesale customers and by licensing its brand name to select manufacturers. Direct to consumer sales consists of sales of Coach products in Company operated stores in North America and Japan, Coach’s online store and our catalogs. Indirect sales consist of sales of Coach products to department store locations in the United States as well as international department stores, freestanding retail locations and specialty retailers. Coach generates additional wholesale sales through business-to-business programs, in which companies purchase Coach products to use as gifts or incentive awards. Licensing revenues consist of royalties paid to Coach under licensing arrangements with select partners for the sale of Coach branded watches, footwear, eyewear and office furniture.

During the quarter ended December 31, 2005, net sales increased 22.3% to $650.3 million from $531.8 million during the same period of fiscal 2005. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended December 31, 2005 increased 29.5% to $274.0 million from $211.5 million generated in the same period of fiscal 2005, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended December 31, 2005 increased 37.2% to $174.2 million from $126.9 million generated in the same period of fiscal 2005. The increase in net income is attributable to this increased operating income and the elimination of minority interest expense, partially offset by a higher provision for income taxes.

During the six months ended December 31, 2005, net sales increased 25.5% to $1,099.3 million from $875.8 million during the same period of fiscal 2005. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the six months ended December 31, 2005 increased 34.3% to $419.0 million from $312.0 million generated in the same period of fiscal 2005, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the six months ended December 31, 2005 increased 42.5% to $267.8 million from $187.9 million generated in the same period of fiscal 2005. The increase in net income is attributable to this increased operating income and the elimination of minority interest expense, partially offset by a higher provision for income taxes.

Results of Operations

The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2006 compared to the second quarter and first six months of fiscal 2005 and a discussion of the changes in financial condition during the first six months of fiscal 2006.

Second Quarter Fiscal 2006 Compared to Second Quarter Fiscal 2005

Consolidated statements of income for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 are as follows:

	Quarter Ended
	December 31, 2005		January 1, 2005
	(amounts in millions, except per share data) (unaudited)
	$	% of net sales	$	% of net sales
Net sales	$648.0	99.6%	$530.4	99.7%
Licensing revenue	2.3	0.4	1.4	0.3
Total net sales	650.3	100.0	531.8	100.0
Cost of sales	145.6	22.4	128.8	24.2
Gross profit	504.7	77.6	403.0	75.8
Selling, general and administrative expenses	230.7	35.5	191.5	36.0
Operating income	274.0	42.1	211.5	39.8
Interest income, net	7.0	1.1	3.5	0.7
Income before provision for income taxes and minority interest	281.0	43.2	215.0	40.4
Provision for income taxes	106.8	16.4	81.7	15.4
Minority interest, net of tax	—	0.0	6.4	1.2
Net income	$174.2	26.8%	$126.9	23.9%
Net income per share:
Basic	$0.46		$0.33
Diluted	$0.45		$0.32
Weighted-average number of shares:
Basic	380.8		379.4
Diluted	390.6		390.5

Net Sales

Net sales by business segment in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 are as follows:

	Quarter Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	December 31, 2005	January 1, 2005	Rate of Increase	December 31, 2005	January 1, 2005
	(dollars in millions)		(FY06 v. FY05)
Direct to consumer	$503.8	$416.0	21.1%	77.5%	78.2%
Indirect	146.5	115.8	26.5%	22.5	21.8
Total net sales	$650.3	$531.8	22.3%	100.0%	100.0%

As a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the

Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment.

Direct to Consumer. Net sales increased 21.1% to $503.8 million during the second quarter of fiscal 2006 from $416.0 million during the same period in fiscal 2005, driven by increased comparable store sales, new store sales and expanded store sales in our North America and Japan stores.

In North America, sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 12.8% for retail stores and 30.2% for factory stores. Comparable store sales growth for the entire North America store chain was 19.9%, which accounted for $54.6 million of the net sales increase. Since the end of the second quarter of fiscal 2005, Coach has opened 18 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the second quarter of fiscal 2005, accounted for $19.7 million of the net sales increase.

In Japan, we opened 10 new locations since the end of the second quarter of fiscal 2005. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the second quarter of fiscal 2005, accounted for $11.0 million of the net sales increase. In addition, sales growth in comparable stores accounted for $7.5 million of the net sales increase.

Since the end of the second quarter of fiscal 2005, Coach also expanded seven locations in North America and nine locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the second quarter of fiscal 2005, accounted for $4.4 million and $3.0 million, respectively, of the net sales increase.

Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures and the impact of foreign currency exchange rates. Since the end of the second quarter of fiscal 2005, Coach has closed two factory stores in North America and five locations in Japan. The impact of foreign currency exchange rates resulted in a decrease in Coach Japan’s reported net sales of $12.1 million.

Indirect. Net sales increased 26.5% to $146.5 million in the second quarter of fiscal 2006 from $115.8 million during the same period of fiscal 2005. This increase was driven by growth primarily in the U.S. wholesale, business-to-business and international wholesale divisions, which contributed increased sales of $16.3 million, $9.0 million and $5.8 million, respectively, as compared to the same period in the prior year. These increases were slightly offset by decreases in other indirect channels.

Gross Profit

Gross profit increased 25.2% to $504.7 million in the second quarter of fiscal 2006 from $403.0 million during the same period of fiscal 2005. Gross margin increased 180 basis points to 77.6% in the second quarter of fiscal 2006 from 75.8% during the same period of fiscal 2005. This improvement was driven by the continuing impact of sourcing cost benefits and a shift in product mix, reflecting increased penetration of higher margin collections, slightly offset by a shift in channel mix, as our lower gross margin channels grew faster than the business as a whole.

The following chart illustrates the gross margin performance Coach has experienced over the last six quarters.

	Fiscal Year Ended July 2, 2005				Fiscal Year Ending July 1, 2006
	Q1	Q2	Q3	Q4	Q1	Q2
Gross margin	75.0%	75.8%	78.1%	77.6%	76.0%	77.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.5% to $230.7 million in the second quarter of fiscal 2006 from $191.5 million during the same period of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses during the second quarter of fiscal 2006 were 35.5% compared to 36.0%

during the second quarter of fiscal 2005. This improvement is attributable to leveraging our expense base on higher sales.

Selling expenses increased 22.4% to $158.7 million, or 24.4% of net sales, in the second quarter of fiscal 2006 from $129.7 million, or 24.4% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with North American retail stores and Coach Japan. The $21.9 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new and expanded stores. Domestically, Coach opened 18 new retail stores and five new factory stores since the end of the second quarter of fiscal 2005. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the second quarter of fiscal 2005, increased total expenses by $6.3 million. Coach also expanded seven domestic locations since the end of the second quarter of fiscal 2005. Expenses from these expanded stores, as well as the non-comparable portion of expenses from stores expanded during the second quarter of fiscal 2005, increased total expenses by $3.3 million. The increase in Coach Japan expenses was $4.8 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates decreased reported expenses by $6.5 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

Advertising, marketing, and design costs increased 19.2% to $28.5 million, or 4.4% of net sales, in the second quarter of fiscal 2006, from $23.9 million, or 4.5% of net sales, during the same period of fiscal 2005. The dollar increase was primarily due to increased staffing costs and design expenditures.

Distribution and customer service expenses increased to $11.9 million in the second quarter of fiscal 2006 from $9.9 million during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 1.9% in the second quarter of fiscal 2005 to 1.8% in the second quarter of fiscal 2006.

Administrative expenses increased 12.9% to $31.6 million, or 4.9% of net sales, in the second quarter of fiscal 2006 from $28.0 million, or 5.2% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to increased share-based compensation costs and employee staffing costs, offset by an increase in the receipt of business interruption insurance proceeds.

Interest Income, Net

Interest income, net was $7.0 million in the second quarter of fiscal 2006 as compared to $3.5 million in the second quarter of fiscal 2005. The dollar increase was primarily due to higher returns on our investments.

Income Taxes

The effective tax rate was 38.0% in the second quarter of fiscal 2006 and fiscal 2005.

Minority Interest, Net of Tax

Minority interest expense was $0 in the second quarter of fiscal 2006 as compared to $6.4 million, or 1.2% of net sales, in the second quarter of fiscal 2005. This decrease was due to Coach’s purchase of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, which eliminated minority interest in the first quarter of fiscal 2006 onward.

First Six Months Fiscal 2006 Compared to First Six Months Fiscal 2005

Consolidated statements of income for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 are as follows:

	Six Months Ended
	December 31, 2005		January 1, 2005
	(amounts in millions, except per share data) (unaudited)
	$	% of net sales	$	% of net sales
Net sales	$1,095.0	99.6%	$872.9	99.7%
Licensing revenue	4.3	0.4	2.9	0.3
Total net sales	1,099.3	100.0	875.8	100.0
Cost of sales	253.3	23.0	214.7	24.5
Gross profit	846.0	77.0	661.1	75.5
Selling, general and administrative expenses	427.0	38.8	349.1	39.9
Operating income	419.0	38.1	312.0	35.6
Interest income, net	12.9	1.2	6.0	0.7
Income before provision for income taxes and minority interest	431.9	39.3	318.0	36.3
Provision for income taxes	164.1	14.9	120.8	13.8
Minority interest, net of tax	—	0.0	9.3	1.1
Net income	$267.8	24.4%	$187.9	21.5%
Net income per share:
Basic	$0.70		$0.50
Diluted	$0.69		$0.48
Weighted-average number of shares:
Basic	380.1		378.9
Diluted	390.2		390.2

Net Sales

Net sales by business segment in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 are as follows:

	Six Months Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	December 31, 2005	January 1, 2005	Rate of Increase	December 31, 2005	January 1, 2005
	(dollars in millions)		(FY06 v. FY05)
Direct to consumer	$818.4	$659.6	24.1%	74.4%	75.3%
Indirect	280.9	216.2	29.9%	25.6	24.7
Total net sales	$1,099.3	$875.8	25.5%	100.0%	100.0%

Direct to Consumer. Net sales increased 24.1% to $818.4 million during the first six months of fiscal 2006 from $659.6 million during the same period in fiscal 2005, driven by increased comparable store sales, new store sales and expanded store sales in our North America and Japan stores.

In North America, sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 13.3% for retail stores and 32.4% for factory stores. Comparable store sales growth for the entire North America store chain was 21.7%, which accounted for $90.5 million of the net sales increase. Since the end of the first six months of fiscal 2005, Coach has opened 18 retail stores and five factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first six months of fiscal 2005, accounted for $36.5 million of the net sales increase.

In Japan, we opened 10 new locations since the end of the first six months of fiscal 2005. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first six months of fiscal 2005, accounted for $20.9 million of the net sales increase. In addition, sales growth in comparable stores accounted for $12.5 million of the net sales increase.

Since the end of the first six months of fiscal 2005, Coach also expanded seven locations in North America and nine locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the first six months of fiscal 2005, accounted for $7.6 million and $5.9 million, respectively, of the net sales increase.

Sales growth in the Internet business accounted for the remaining sales increase. These increases were slightly offset by store closures and the impact of foreign currency exchange rates. Since the end of the first six months of fiscal 2005, Coach has closed two factory stores in North America and five locations in Japan. The impact of foreign currency exchange rates resulted in a decrease in Coach Japan’s reported net sales of $12.7 million.

Indirect. Net sales increased 29.9% to $280.9 million in the first six months of fiscal 2006 from $216.2 million during the same period of fiscal 2005. This increase was driven by growth primarily in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $33.7 million, $19.3 million and $9.9 million, respectively, as compared to the same period in the prior year. The remaining net sales increase is attributable to increases in other indirect channels.

Gross Profit

Gross profit increased 28.0% to $846.0 million in the first six months of fiscal 2006 from $661.1 million during the same period of fiscal 2005. Gross margin increased 150 basis points to 77.0% in the first six months of fiscal 2006 from 75.5% during the same period of fiscal 2005. This improvement was driven by the continuing impact of sourcing cost benefits and a shift in product mix, reflecting increased penetration of higher margin collections, slightly offset by a shift in channel mix, as our lower gross margin channels grew faster than the business as a whole.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.3% to $427.0 million in the first six months of fiscal 2006 from $349.1 million during the same period of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses during the first six months of fiscal 2006 were 38.8% compared to 39.9% during the first six months of fiscal 2005. This improvement is attributable to leveraging our expense base on higher sales.

Selling expenses increased 23.5% to $289.1 million, or 26.3% of net sales, in the first six months of fiscal 2006 from $234.0 million, or 26.7% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to an increase in operating costs associated with North American retail stores and Coach Japan. The $38.9 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 18 new retail stores and five new factory stores since the end of the first six months of fiscal 2005. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the first six months of fiscal 2005, increased total expenses by $11.8 million. Coach also expanded seven domestic locations since the end of the second quarter of fiscal 2005. Expenses from these expanded stores, as well as the non-comparable portion of expenses from stores expanded during the second quarter of fiscal 2005, increased total expenses by $5.0 million. The increase in Coach Japan expenses was $12.0 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. In addition, the impact of foreign currency exchange rates decreased reported expenses by $6.8 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

Advertising, marketing, and design costs increased 23.5% to $50.4 million, or 4.6% of net sales, in the first six months of fiscal 2006 from $40.8 million, or 4.7% of net sales, during the same period of fiscal 2005. The dollar increase was primarily due to increased employee staffing costs and design expenditures.

Distribution and customer service expenses increased to $21.8 million in the first six months of fiscal 2006 from $18.3 million during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.1% in the first six months of fiscal 2005 to 2.0% in the first six months of fiscal 2006.

Administrative expenses increased by 17.3% to $65.7 million, or 6.0% of net sales, in the first six months of fiscal 2006 from $56.0 million, or 6.4% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to increased share-based compensation costs, employee staffing costs and professional fees.

Interest Income, Net

Interest income, net was $12.9 million in the first six months of fiscal 2006 as compared to $6.0 million in the first six months of fiscal 2005. The dollar increase was primarily due to higher returns on our investments.

Income Taxes

The effective tax rate was 38.0% in the first six months of fiscal 2006 and fiscal 2005.

Minority Interest, Net of Tax

Minority interest expense was $0 in the first six months of fiscal 2006 as compared to $9.3 million, or 1.1% of net sales, in the first six months of fiscal 2005. This decrease was due to Coach’s purchase of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, which eliminated minority interest in the first quarter of fiscal 2006 onward.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operating activities was $303.6 million for the first six months of fiscal 2006 compared to $242.8 million in the first six months of fiscal 2005. The year-to-year improvement of $60.8 million was primarily the result of a $79.9 million increase in earnings during the first six months of fiscal 2006. This increase in earnings was offset by a $9.3 decrease in minority interest expense, as a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan on July 1, 2005 as well as other changes in assets and liabilities as a result of normal operating fluctuations.

Net cash used in investing activities was $289.0 million in the first six months of fiscal 2006 compared to $249.7 million in the first six months of fiscal 2005. The increase in net cash used is primarily attributable to an additional $34.9 million of net purchases of investments. In addition, capital expenditures, which related primarily to new and renovated retail stores in the United States and Japan, increased by $4.4 million.

Net cash provided by financing activities was $15.9 million in the first six months of fiscal 2006 compared to $40.9 million provided in the comparable period of fiscal 2005. The decrease in net cash provided primarily resulted from a $47.8 million decrease in borrowings on our Japanese credit facilities, offset by a $15.9 increase in proceeds from the exercise of stock options and a $7.5 million increase in excess tax benefit from stock options.

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2006 and fiscal 2005 there were no borrowings under the Bank of America facility. Accordingly, as of December 31, 2005 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 31, 2005, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen or approximately $65 million at December 31, 2005. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

During the first six months of fiscal 2006 and fiscal 2005, the peak borrowings under the Japanese credit facilities were $21.6 million and $50.5 million, respectively. As of December 31, 2005 and July 2, 2005, the outstanding borrowings under the Japanese facilities were $13.2 million and $12.3 million, respectively.

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

During the first six months of fiscal 2006 and fiscal 2005, the Company repurchased 3.0 million and 4.9 million shares, respectively, of common stock, at an average cost of $32.22 and $19.53, respectively, per share.

As of December 31, 2005, approximately $154 million remained available for future repurchases under the existing program.

We expect that fiscal 2006 capital expenditures will be approximately $120 million and will relate to the following: new retail and factory stores as well as store expansions both in the United States and Japan, corporate facilities, department store and distributor location renovations and information systems. In the U.S., we plan to open about 30 new stores, of which 13 were opened by the end of the first six months of fiscal 2006. In Japan, we plan to open about 12 new locations, of which six were opened by the end of the first six months of fiscal 2006. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months of fiscal 2006, Coach purchased approximately $274 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

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

Seasonality

Because Coach products are frequently given as gifts, the Company has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations. We expect these trends to continue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 2, 2005 are those that depend most heavily on these judgements and estimates. As of December 31, 2005, there have been no material changes to any of the critical accounting policies contained therein with the exception of the adoption of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R.

Change in Accounting Principle

Effective July 3, 2005, the Company adopted SFAS No. 123R, ‘‘Share-Based Payment’’, which supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’. The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). The Company elected to adopt the modified retrospective application method as provided by SFAS 123R and accordingly, all financial statement amounts for the prior periods presented have been adjusted to reflect the cost of such awards based on the grant-date fair value of the awards. See Note 2 for additional disclosures.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs – an amendment of ARB No. 43, Chapter 4’’. SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Staff Position No. 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’’ (‘‘FSP 109-2’’). FSP 109-2 provides guidance under SFAS 109, ‘‘Accounting for Income Taxes’’, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company does not plan to make any dividends under this provision, FSP 109-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29’’, which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 107 ‘‘Share-Based Payment’’. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Note 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number 47 (‘‘FIN 47’’), ‘‘Accounting for Conditional Asset Retirement Obligations’’. FIN 47 provides clarification regarding the meaning of the term ‘‘conditional asset retirement obligation’’ as used in FASB 143, ‘‘Accounting for Asset Retirement Obligations’’. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3’’. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (‘‘EITF’’) reached consensus on EITF 05-6, ‘‘Determining the Amortization Period for Leasehold Improvements’’. Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at, or near, the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the consolidated financial statements.

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

Foreign Exchange

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars.

Substantially all of Coach’s fiscal 2006 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Turkey, India, Costa Rica, Dominican Republic, Hungary, Indonesia, Italy, Korea, Philippines, Singapore, Spain, Taiwan and Thailand. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

The fair value of open foreign currency derivatives included in current assets at December 31, 2005 and July 2, 2005 was $10.3 million and $1.5 million, respectively. For the six months ended December 31, 2005 and January 1, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a reduction to equity as a charge to other comprehensive income of $1.8 million and $0.7 million, respectively, net of taxes.

Interest Rate

Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $16.5 million at December 31, 2005. Of this amount, $13.2 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2005, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

In connection with the 2005 Annual Meeting of Stockholders held on November 2, 2005, stockholders were asked to vote with respect to two proposals. A total of 330,871,621 votes were cast as follows:

Proposal Number 1 – Election of Directors – The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld
Joseph Ellis	310,060,339	20,811,282
Lew Frankfort	315,719,927	15,151,694
Gary Loveman	301,095,811	29,775,810
Ivan Menezes	308,250,180	22,621,441
Irene Miller	300,724,524	30,147,097
Keith Monda	317,526,742	13,344,879
Michael Murphy	294,341,900	36,529,721

Proposal Number 2 – Amendment of the Coach, Inc. Performance-Based Annual Incentive Plan:

Votes For	Votes Against	Votes Abstaining
312,205,864	16,579,388	2,086,369

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci

10.2	Employment Agreement dated November 8, 2005 between Coach and Michael F. Devine, III

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

Current report on Form 8-K, filed with the Commission on July 7, 2005. This report announced the completion of the Company’s purchase of Sumitomo’s 50% ownership interest in Coach Japan, Inc.

Current report on Form 8-K, filed with the Commission on August 16, 2005. This report announced that the Human Resources and Government Committee (‘‘HRGC’’) of the Board of Directors had determined the performance goals for the Company’s fiscal year 2006 for purposes of determining bonuses to be paid under the Company’s Performance-Based Annual Incentive Plan. This report also announced the HRGC’s approval of the Company’s annual grants of stock options and restricted stock units to the Company’s management and employees.

Current report on Form 8-K, filed with the Commission on August 26, 2005. This report announced three-year extensions to the Company’s employment agreements with three key executives: Lew Frankfort, Chairman and Chief Executive Officer; Reed Krakoff, President and Executive Creative Director and Keith Monda, President and Chief Operating Officer. This report also contained the Company’s revised estimated financial results for the fiscal quarter ending October 1, 2005.

Current report on Form 8-K, filed with the Commission on October 27, 2005. This report contained the Company’s preliminary earnings results for the first quarter of fiscal year 2006.

Current report on Form 8-K, filed with the Commission on November 10, 2005. This report announced that the Company entered into five-year employment agreements with two key executives: Michael Tucci, President North America Retail Division, and Michael F. Devine, III, Senior Vice President and Chief Financial Officer.

Current report on Form 8-K, filed with the Commission on December 9, 2005. This report announced that Lew Frankfort, Chairman and Chief Executive Officer, entered into a trading plan with Goldman, Sachs & Co. to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

Current report on Form 8-K, filed with the Commission on January 24, 2006. This report contained the Company’s preliminary earnings results for the second quarter and first half of fiscal year 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By:	/s/ Michael F. Devine, III
Name: Michael F. Devine, III Title: Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 9, 2006