Form 10-Q
period 2006-04-01
COACH INC
filed 2006-05-05
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer          Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes         No

On May 3, 2006, the Registrant had 384,953,063 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 31 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain ‘‘forward-looking statements’’, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘intend’’, ‘‘estimate’’, ‘‘are positioned to’’, ‘‘continue’’, ‘‘project’’, ‘‘guidance’’, ‘‘forecast’’, ‘‘anticipated’’, or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors including but not limited to: (i) the successful implementation of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (iv) our ability to control costs; (v) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (vi) our exposure to international risks, including currency fluctuations; (vii) changes in economic or political conditions in the markets where we sell or source our products; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events, or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1.    Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 1, 2006	July 2, 2005
	(amounts in thousands)
ASSETS
Cash and cash equivalents	$184,412	$154,566
Short-term investments	653,945	228,485
Trade accounts receivable, less allowances of $6,624 and $4,124, respectively	110,415	65,399
Inventories	210,465	184,419
Other current assets	118,652	76,491
Total current assets	1,277,889	709,360
Property and equipment, net	269,562	203,862
Long-term investments	—	122,065
Goodwill	223,674	238,711
Indefinite life intangibles	9,788	9,788
Other noncurrent assets	93,517	86,371
Total assets	$1,874,430	$1,370,157
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$54,841	$64,985
Accrued liabilities	239,300	188,234
Revolving credit facility	1,836	12,292
Current portion of long-term debt	170	150
Total current liabilities	296,147	265,661
Long-term debt	3,100	3,270
Other liabilities	60,337	45,306
Total liabilities	359,584	314,237
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 500,000,000 shares; $0.01 par value) issued and outstanding – 384,870,744 and 378,429,710 shares, respectively	3,849	3,784
Additional paid-in capital	762,653	566,262
Retained earnings	754,735	484,971
Accumulated other comprehensive (loss) income	(6,391)	903
Total stockholders' equity	1,514,846	1,055,920
Total liabilities and stockholders' equity	$1,874,430	$1,370,157

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	$497,859	$415,939	$1,597,146	$1,291,763
Cost of sales	108,090	91,266	361,340	305,948
Gross profit	389,769	324,673	1,235,806	985,815
Selling, general and administrative expenses	224,333	192,337	651,319	541,432
Operating income	165,436	132,336	584,487	444,383
Interest income, net	10,118	4,945	22,995	10,924
Income before provision for income taxes and minority interest	175,554	137,281	607,482	455,307
Provision for income taxes	66,708	52,168	230,847	173,017
Minority interest, net of tax	—	4,241	—	13,534
Net income	$108,846	$80,872	$376,635	$268,756
Net income per share
Basic	$0.28	$0.21	$0.99	$0.71
Diluted	$0.28	$0.21	$0.96	$0.69
Shares used in computing net income per share
Basic	383,739	379,695	381,330	378,885
Diluted	391,453	391,609	390,637	390,413

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)
(unaudited)

	Total Stockholders' Equity	Preferred Stockholders' Equity	Common Stockholders' Equity	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Shares of Common Stock
Balances at July 3, 2004	$796,036	$—	$3,792	$420,718	$369,331	$2,195		379,236
Net income	358,612	—	—	—	358,612	—	$358,612
Shares issued for stock options and employee benefit plans	42,988	—	102	42,886	—	—		10,194
Excess tax benefit from share-based compensation	68,667	—	—	68,667	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—		(11,000)
Share-based compensation	55,880	—	—	55,880	—	—
Unrealized gain on cash flow hedging derivatives, net	1,229	—	—	—	—	1,229	1,229
Translation adjustments	(2,331)	—	—	—	—	(2,331)	(2,331)
Minimum pension liability	(190)					(190)	(190)
Comprehensive income							$357,320
Balances at July 2, 2005	1,055,920	—	3,784	566,262	484,971	903		378,430
Net income	376,635	—	—	—	376,635	—	376,635
Shares issued for stock options and employee benefit plans	71,706	—	100	71,606	—	—		9,905
Excess tax benefit from share-based compensation	80,392	—	—	80,392	—	—
Repurchase of common stock	(113,799)	—	(35)	(6,893)	(106,871)	—		(3,464)
Share-based compensation	51,286	—	—	51,286	—	—
Unrealized loss on cash flow hedging derivatives, net	(1,158)	—	—	—	—	(1,158)	(1,158)
Translation adjustments	(6,136)	—	—	—	—	(6,136)	(6,136)
Comprehensive income							$369,341
Balances at April 1, 2006	$1,514,846	$—	$3,849	$762,653	$754,735	$(6,391)		384,871

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	April 1, 2006	April 2, 2005
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$376,635	$268,756
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	48,034	38,497
Share-based compensation	51,286	40,691
Minority interest	—	13,534
Excess tax benefit from share-based compensation	(80,392)	(54,560)
Increase in deferred tax assets	(12,350)	(14,392)
Increase in deferred tax liabilities	8,766	14,824
Other noncash credits, net	(11,856)	(70)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(45,016)	(27,906)
Increase in inventories	(26,046)	(18,901)
Increase in other assets	(23,002)	(25,049)
Increase in other liabilities	10,127	5,191
(Decrease) increase in accounts payable	(10,144)	5,193
Increase in accrued liabilities	115,315	97,994
Net cash provided by operating activities	401,357	343,802
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(99,563)	(63,739)
Proceeds from dispositions of property and equipment	—	18
Purchases of investments	(942,284)	(380,713)
Proceeds from maturities of investments	635,703	205,059
Net cash used in investing activities	(406,144)	(239,375)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(113,799)	(264,971)
Repayment of long-term debt	(150)	(115)
Borrowings on revolving credit facility	55,560	350,456
Repayments of revolving credit facility	(66,016)	(330,840)
Proceeds from exercise of stock options	78,646	40,668
Excess tax benefit from share-based compensation	80,392	54,560
Net cash provided by (used in) financing activities	34,633	(150,242)
Increase (decrease) in cash and cash equivalents	29,846	(45,815)
Cash and cash equivalents at beginning of period	154,566	262,720
Cash and cash equivalents at end of period	$184,412	$216,905
Cash paid for income taxes	$145,001	$107,939
Cash paid for interest	$122	$222
Noncash investing activity	$12,281	$—

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

Notes to Condensed Consolidated Financial Statements
Quarters and Nine Months Ended April 1, 2006 and April 2, 2005
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months ended April 1, 2006 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2006 (‘‘fiscal 2006’’).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. Specifically, as a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct to Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct to Consumer segment. See Note 7 for segment disclosures.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Nine Months Ended April 1, 2006 and April 2, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

The Company maintains several share-based compensation plans which are more fully described below. During the third quarters of fiscal 2006 and fiscal 2005, total compensation cost charged against income for these plans was $21,206 and $15,282, respectively and total income tax benefit recognized in the income statement from these plans was $8,492 and $5,807, respectively. During the first nine months of fiscal 2006 and fiscal 2005, total compensation cost charged against income for these plans was $51,286 and $40,691, respectively and total income tax benefit recognized in the income statement from these plans was $20,536 and $15,463, respectively.

The following table details the modified retrospective application impact of SFAS 123R on previously reported amounts:

Quarter ended April 2, 2005	Adjusted	As Previously Reported
Selling, general and administrative expenses	$192,337	$178,842
Operating income	132,336	145,831
Income before provision for income taxes and minority interest	137,281	150,776
Provision for income taxes	52,168	57,296
Net income	80,872	89,239
Earnings per share:
Basic	0.21	0.24
Diluted	0.21	0.23
Nine months ended April 2, 2005
Selling, general and administrative expenses	$541,432	$505,414
Operating income	444,383	480,401
Income before provision for income taxes and minority interest	455,307	491,325
Provision for income taxes	173,017	186,704
Net income	268,756	291,087
Earnings per share:
Basic	0.71	0.77
Diluted	0.69	0.75
Net cash provided by operating activities	343,802	398,362
Net cash (used in) financing activities	(150,242)	(204,802)

At July 2, 2005	Adjusted	As Previously Reported
Deferred income taxes	$54,545	$31,520
Total assets	1,370,157	1,347,132
Accrued liabilities	188,234	188,353
Total current liabilities	265,661	265,780
Total liabilities	314,237	314,356
Additional paid-in capital	566,262	465,015
Retained earnings	484,971	576,141
Unearned compensation	—	(13,067)
Total stockholders' equity	1,055,920	1,032,776

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Nine Months Ended April 1, 2006 and April 2, 2005
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

A summary of options held by Coach employees under the Coach stock option plans is as follows:

	Number of Coach Outstanding Options	Weighted- Average Exercise Price	Exercisable Options	Weighted- Average Exercise Price
Outstanding at July 2, 2005	31,554	$16.17	11,178	$16.48
Granted	13,348	34.21
Exercised	(12,949)	17.33
Canceled/expired	(603)	20.56
Outstanding at April 1, 2006	31,350	$23.29	9,381	$16.03

The following table summarizes information about stock options under the Coach option plans at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at April 1, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at April 1, 2006	Weighted- Average Exercise Price
$2.00-5.00	1,390	5.14	$4.04	1,390	$4.04
$5.01-10.00	2,051	6.08	6.62	2,051	6.62
$10.01-20.00	12,071	7.73	15.65	3,037	15.50
$20.01-36.86	15,838	7.23	32.96	2,903	28.96
	31,350	7.26	$23.29	9,381	$16.03

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Nine Months Ended April 1, 2006 and April 2, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Quarter Ended
	April 1, 2006	April 2, 2005
Expected lives (years)	2.8	1.5
Risk-free interest rate	4.2%	2.5%
Expected volatility	35.0%	30.1%
Dividend yield	—%	—%

During the first nine months of fiscal 2006 and fiscal 2005, the weighted-average grant-date fair value of individual options granted was $8.47 and $3.23, respectively. At April 1, 2006, $90,132 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.8 years.

During the first nine months of fiscal 2006 and fiscal 2005, the total intrinsic value of options exercised was $225,086 and $158,380 respectively. The total cash received from these option exercises was $78,646 and $40,668, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $86,162 and $60,184, respectively.

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

3.    Goodwill and Other Intangible Assets

The carrying value of goodwill as of April 1, 2006 and July 2, 2005, by operating segment, is as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 2, 2005	$237,195	$1,516	$238,711
Coach Japan acquisition adjustment	(2,666)	—	(2,666)
Foreign exchange impact	(12,371)	—	(12,371)
Balance at April 1, 2006	$222,158	$1,516	$223,674

4.    Debt

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2006 and fiscal 2005 there were no borrowings under the Bank of America facility. As of April 1, 2006 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Nine Months Ended April 1, 2006 and April 2, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At April 1, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

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

During the first nine months of fiscal 2006 and fiscal 2005, the peak borrowings under the Japanese credit facilities were $21,568 and $50,461, respectively. As ofApril 1, 2006 and July 2, 2005, the outstanding borrowings under the Japanese facilities were $1,836 and $12,292, respectively.

5. Investments

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and are stated at amortized cost. The following table shows the amortized cost, fair value, and gross unrealized gains and losses of the Company’s investments at April 1, 2006 and July 2, 2005.

	April 1, 2006			July 2, 2005
	Amortized Cost	Fair Value	Unrealized (Loss)	Amortized Cost	Fair Value	Unrealized (Loss)
Short-term investments:
U.S. government and agency securities	$49,977	$49,438	$(539)	$55,000	$54,861	$(139)
Corporate debt securities	234,318	233,328	(990)	173,485	172,467	(1,018)
Municipal securities	369,650	369,650	—	—	—	—
Short-term investments	$653,945	$652,416	$(1,529)	$228,485	$227,328	$(1,157)
Long-term investments:
U.S. government and agency securities	$—	$—	$—	$49,945	$49,405	$(540)
Corporate debt securities	—	—	—	72,120	71,216	(904)
Long-term investments	$—	$—	$—	$122,065	$120,621	$(1,444)

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Nine Months Ended April 1, 2006 and April 2, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net earnings	$108,846	$80,872	$376,635	$268,756
Total basic shares	383,739	379,695	381,330	378,885
Dilutive securities:
Employee benefit and stock award plans	1,526	2,734	1,725	2,835
Stock option programs	6,188	9,180	7,582	8,693
Total diluted shares	391,453	391,609	390,637	390,413
Earnings per share:
Basic	$0.28	$0.21	$0.99	$0.71
Diluted	$0.28	$0.21	$0.96	$0.69

At April 1, 2006, options to purchase 621 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $35.17 to $36.86 were greater than the average market price of the common shares.

At April 2, 2005, options to purchase 1,899 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $27.96 to $29.47 were greater than the average market price of the common shares.

7.    Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company operated stores in North America and Japan, the Internet, and the Coach catalog constitute the Direct-to-Consumer segment. Indirect refers to sales of Coach products to other retailers. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and customer service expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Six Months Ended April 1, 2006 and April 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

Quarter Ended April 1, 2006	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$373,738	$124,121	$—	$497,859
Operating income (loss)	162,489	78,124	(75,177)	165,436
Interest income, net	—	—	10,118	10,118
Income (loss) before provision for income taxes and minority interest	162,489	78,124	(65,059)	175,554
Provision for income taxes	—	—	66,708	66,708
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	10,907	1,314	4,188	16,409
Total assets	719,960	104,972	1,049,498	1,874,430
Additions to long-lived assets	6,142	(184)	36,696	42,654
Quarter Ended April 2, 2005	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$307,273	$108,666	$—	$415,939
Operating income (loss)	124,508	65,297	(57,469)	132,336
Interest income, net	—	—	4,945	4,945
Income (loss) before provision for income taxes and minority interest	124,508	65,297	(52,524)	137,281
Provision for income taxes	—	—	52,168	52,168
Minority interest, net of tax	—	—	4,241	4,241
Depreciation and amortization	9,093	1,196	2,402	12,691
Total assets	397,625	77,873	823,550	1,299,048
Additions to long-lived assets	10,922	169	6,191	17,282
Nine Months Ended April 1, 2006	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$1,192,090	$405,056	$—	$1,597,146
Operating income (loss)	531,339	255,616	(202,468)	584,487
Interest income, net	—	—	22,995	22,995
Income (loss) before provision for income taxes and minority interest	531,339	255,616	(179,473)	607,482
Provision for income taxes	—	—	230,847	230,847
Minority interest, net of tax	—	—	—	—
Depreciation and amortization	31,840	4,081	12,113	48,034
Total assets	719,960	104,972	1,049,498	1,874,430
Additions to long-lived assets	47,628	5,544	46,391	99,563

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Six Months Ended April 1, 2006 and April 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

Nine Months Ended April 2, 2005	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$966,846	$324,917	$—	$1,291,763
Operating income (loss)	411,312	197,032	(163,961)	444,383
Interest income, net	—	—	10,924	10,924
Income (loss) before provision for income taxes and minority interest	411,312	197,032	(153,037)	455,307
Provision for income taxes	—	—	173,017	173,017
Minority interest, net of tax	—	—	13,534	13,534
Depreciation and amortization	28,095	3,424	6,978	38,497
Total assets	397,625	77,873	823,550	1,299,048
Additions to long-lived assets	48,813	2,869	12,057	63,739

The following is a summary of the corporate costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Production variances	$5,686	$4,961	$9,735	$7,528
Advertising, marketing and design	(23,259)	(16,339)	(68,227)	(52,068)
Administration and information systems	(47,657)	(37,108)	(113,350)	(93,133)
Distribution and customer service	(9,947)	(8,983)	(30,626)	(26,288)
Total corporate unallocated	$(75,177)	$(57,469)	$(202,468)	$(163,961)

Geographic Area Information

As of April 1, 2006, Coach operated 206 retail stores and 84 factory stores in North America and 112 department store shop-in-shops, retail stores and factory stores in Japan, as well as distribution, product development, and quality control locations in the United States, Italy, Hong Kong, China, and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

Quarter Ended April 1, 2006	United States	Japan	Other International	Total
Net sales	$368,982	$109,015	$19,862	$497,859
Long-lived assets	244,371	285,127	3,124	532,622
Quarter Ended April 2, 2005	United States	Japan	Other International	Total
Net sales	$295,334	$98,613	$21,992	$415,939
Long-lived assets	361,506	72,745	2,707	436,958
Nine Months Ended April 1, 2006	United States	Japan	Other International	Total
Net sales	$1,200,676	$309,252	$87,218	$1,597,146
Long-lived assets	244,371	285,127	3,124	532,622
Nine Months Ended April 2, 2005	United States	Japan	Other International	Total
Net sales	$944,694	$276,287	$70,782	$1,291,763
Long-lived assets	361,506	72,745	2,707	436,958

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Six Months Ended April 1, 2006 and April 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

8.    Commitments and Contingencies

At April 1, 2006, the Company had outstanding letters of credit totaling $69,509. Of this amount, $15,122 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued for purchases of inventory and lease guarantees.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach's general counsel and management are of the opinion that the final outcome should not have a material effect on Coach's financial position, results of operations, or cash flows.

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

9.    Derivative Instruments and Hedging Activities

Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

The fair value of open foreign currency derivatives included in current assets at April 1, 2006 and July 2, 2005 was $10,999 and $1,535, respectively. For the nine months ended April 1, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $1,158, net of taxes. For the nine months ended April 2, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $290, net of taxes.

10.    Stock Repurchase Program

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Six Months Ended April 1, 2006 and April 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

During the third quarters of fiscal 2006 and fiscal 2005, the Company repurchased and retired 500 and 6,139 shares, respectively, of common stock, at an average cost of $36.64 and $27.70 respectively, per share.

During the first nine months of fiscal 2006 and fiscal 2005, the Company repurchased and retired 3,464 and 11,000 shares, respectively, of common stock, at an average cost of $32.85 and $24.09, respectively, per share.

As of April 1, 2006, approximately $136,000 remained available for future repurchases under the existing program, which expires in May 2007.

11.    Business Interruption Insurance

In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th terrorist attack. Inventory and fixed asset loss claims were filed with the Company’s insurers and these losses were fully recovered. Losses covered under the Company’s business interruption insurance program were also filed with the insurers. During the quarters ended April 1, 2006 and April 2, 2005, Coach received $0 and $440, respectively, under its business interruption coverage. For the nine months ended April 1, 2006 and April 2, 2005, Coach received $2,025 and $2,644, respectively, under its business interruption coverage. These amounts are included as a reduction of selling, general and administrative expenses.

During the second quarter of fiscal 2006, the Company reached a final settlement with its insurance carriers related to losses covered under the business interruption insurance program. Accordingly, the Company does not expect to receive any additional business interruption proceeds related to the World Trade Center location in the future.

12.    Retirement Plans

The components of net periodic pension cost for the Coach Leatherware Company, Inc. Supplemental Pension Plan were:

	Quarter Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$3	$4	$9	$4
Interest cost	82	77	245	77
Expected return on plan assets	(64)	(45)	(191)	(45)
Recognized actuarial loss	58	47	172	47
Net periodic pension cost	$79	$83	$235	$83

Coach has elected to contribute an additional $658 for the fiscal year ending July 1, 2006 from what was previously disclosed for a total expected fiscal year 2006 contribution of $1,100.

13.    Hurricane Losses

During the first quarter of fiscal 2006, three Coach locations in the Gulf Coast area were damaged and temporarily closed as a result of Hurricane Katrina. The Company is currently evaluating the damage to its property at these stores. During the second quarter, Coach notified its insurer of the Company’s intent to file insurance claims for any property losses as well as losses

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Six Months Ended April 1, 2006 and April 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

related to business interruption. Coach expects to file these claims with the insurer in the fourth quarter of fiscal 2006. The Company expects to substantially recover any losses, net of policy deductibles and does not believe that these losses will have a material impact on the consolidated financial statements.

14.    Acquisition of Coach Japan, Inc.

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

Assets and liabilities acquired	As Previously Reported	Adjustments	Final Purchase Price Allocation
Trade accounts receivable	$15,369	$—	$15,369
Inventory	43,089	2,666	45,755
Property and equipment	21,848	—	21,848
Customer list	250	—	250
Goodwill	225,263	(2,666)	222,597
Other assets	24,969	—	24,969
Other liabilities	30,672	—	30,672

15.    Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs – an amendment of ARB No. 43, Chapter 4’’. SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Staff Position (‘‘FSP’’) No. 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’’. FSP 109-2 provides guidance under SFAS 109, ‘‘Accounting for Income Taxes,’’ with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company did not make any dividends under this provision, FSP 109-2 did not have a material impact on the Company’s consolidated financial statements.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements   −   (Continued)
Quarters and Six Months Ended April 1, 2006 and April 1, 2005
(dollars and shares in thousands, except per share data)
(unaudited)

and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’. FIN 47 provides clarification regarding the meaning of the term ‘‘conditional asset retirement obligation’’ as used in FASB 143, ‘‘Accounting for Asset Retirement Obligations’’. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the consolidated financial statements.

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

In June 2005, the Emerging Issues Task Force (‘‘EITF’’) reached consensus on EITF 05-6, ‘‘Determining the Amortization Period for Leasehold Improvements’’. Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140’’. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

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

During the quarter ended April 1, 2006, net sales increased 19.7% to $497.9 million from $415.9 million during the same period of fiscal 2005. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the quarter ended April 1, 2006 increased 25.0% to $165.4 million from $132.3 million generated in the same period of fiscal 2005, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the quarter ended April 1, 2006 increased 34.6% to $108.8 million from $80.9 million generated in the same period of fiscal 2005. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes.

During the nine months ended April 1, 2006, net sales increased 23.6% to $1,597.1 million from $1,291.8 million during the same period of fiscal 2005. The increase in net sales is attributable to growth across all distribution channels and key categories. Operating income for the nine months ended April 1, 2006 increased 31.5% to $584.5 million from $444.4 million generated in the same period of fiscal 2005, driven by these increases in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses. Net income for the nine months ended April 1, 2006 increased 40.1% to $376.6 million from $268.8 million generated in the same period of fiscal 2005. The increase in net income is attributable to this increased operating income, partially offset by a higher provision for income taxes.

Results of Operations

The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2006 compared to the third quarter and first nine months of fiscal 2005 and a discussion of the changes in financial condition during the first nine months of fiscal 2006.

Third Quarter Fiscal 2006 Compared to Third Quarter Fiscal 2005

Consolidated statements of income for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 are as follows:

	Quarter Ended
	April 1, 2006		April 2, 2005
	(amounts in millions, except per share data) (unaudited)
	$	% of net sales	$	% of net sales
Net sales	$495.4	99.5%	$414.2	99.6%
Licensing revenue	2.5	0.5	1.7	0.4
Total net sales	497.9	100.0	415.9	100.0
Cost of sales	108.1	21.7	91.2	21.9
Gross profit	389.8	78.3	324.7	78.1
Selling, general and administrative expenses	224.3	45.1	192.3	46.2
Operating income	165.4	33.2	132.3	31.8
Interest income, net	10.1	2.0	4.9	1.2
Income before provision for income taxes and minority interest	175.5	35.2	137.3	33.0
Provision for income taxes	66.7	13.4	52.2	12.6
Minority interest, net of tax	—	0.0	4.2	1.0
Net income	$108.8	21.9%	$80.9	19.5%
Net income per share:
Basic	$0.28		$0.21
Diluted	$0.28		$0.21
Weighted-average number of shares:
Basic	383.7		379.7
Diluted	391.5		391.6

Net Sales

Net sales by business segment in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 are as follows:

	Quarter Ended
	(dollars in millions) (unaudited)
	Net Sales			Percentage of Total Net Sales
	April 1, 2006	April 2, 2005	Rate of Increase	April 1, 2006	April 2, 2005
			(FY06 v. FY05)
Direct-to-consumer	$373.8	$307.3	21.6%	75.1%	73.9%
Indirect	124.1	108.6	14.2%	24.9	26.1
Total net sales	$497.9	$415.9	19.7%	100.0%	100.0%

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

Direct-to-Consumer.    Net sales increased 21.6% to $373.8 million during the third quarter of fiscal 2006 from $307.3 million during the same period of fiscal 2005, driven by increased sales from comparable stores, new stores, and expanded stores in North America and Japan.

In North America, sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 11.7% for retail stores and 34.0% for factory stores. Comparable store sales growth for the entire North American store chain was 21.1%, which accounted for $37.0 million of the net sales increase. Since the end of the third quarter of fiscal 2005, Coach opened 20 retail stores and six factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the third quarter of fiscal 2005, accounted for $15.6 million of the net sales increase.

In Japan, sales growth in comparable stores accounted for $11.8 million of the net sales increase. In addition, we opened 13 new locations since the end of the third quarter of fiscal 2005. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the third quarter of fiscal 2005, accounted for $9.2 million of the net sales increase.

Since the end of the third quarter of fiscal 2005, Coach also expanded eight retail stores and two factory stores in North America as well as seven locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the third quarter of fiscal 2005, accounted for $1.8 million and $2.9 million, respectively, of the net sales increase.

Sales growth in the Internet business accounted for the remaining sales increase. These increases were offset by the impact of foreign currency exchange rates and store closures. The impact of foreign currency exchange rates resulted in a $12.8 million decrease in Coach Japan’s reported net sales. Since the end of the third quarter of fiscal 2005, Coach has closed two factory stores in North America and four locations in Japan.

Indirect.    Net sales increased 14.2% to $124.1 million in the third quarter of fiscal 2006 from $108.6 million during the same period of fiscal 2005. This increase was driven by growth in the international wholesale, business-to-business and U.S. wholesale divisions, which contributed increased sales of $8.1 million, $5.7 million, and $3.8 million, respectively, as compared to the same period in the prior year. These net sales increases were slightly offset by a net decrease in other indirect channels.

Gross Profit

Gross profit increased 20.0% to $389.8 million in the third quarter of fiscal 2006 from $324.7 million during the same period of fiscal 2005. Gross margin increased 20 basis points to 78.3% in the third quarter of fiscal 2006 from 78.1% during the same period of fiscal 2005, as gains from product mix shifts, reflecting increased penetration of higher margin collections, and supply chain initiatives more than offset the impact of channel mix, as our factory store channel grew faster than the business as a whole.

The following chart illustrates the gross margin performance Coach has experienced over the last seven quarters.

	Fiscal Year Ended July 2, 2005				Fiscal Year Ending July 1, 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Gross margin	75.0%	75.8%	78.1%	77.6%	76.0%	77.6%	78.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.6% to $224.3 million in the third quarter of fiscal 2006 from $192.3 million during the same period of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses during the third quarter of fiscal 2006 were 45.1% compared to 46.2% during the third quarter of fiscal 2005. This improvement is attributable to leveraging our expense base on higher sales.

Selling expenses increased 10.5% to $140.9 million, or 28.3% of net sales, in the third quarter of fiscal 2006 from $127.5 million, or 30.6% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to a $14.0 million increase in North American retail stores’ operating expenses as a result of increased variable expenses to support sales growth and operating expenses associated with new stores. Domestically, Coach opened 20 new retail stores and six new factory stores since the end of the third quarter of fiscal 2005. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the third quarter of fiscal 2005, increased total selling expenses by $5.6 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth. These increases were offset by a decrease in Coach Japan expenses of $1.7 million. This decrease was driven by the impact of foreign currency exchange rates, which decreased reported expenses by $5.2 million, offset by operating expenses of new stores and increased variable expenses related to higher sales.

Advertising, marketing, and design costs increased 39.2% to $25.2 million, or 5.1% of net sales, in the third quarter of fiscal 2006, from $18.1 million, or 4.4% of net sales, during the same period of fiscal 2005. The dollar increase was primarily due to increased staffing costs and design expenditures.

Distribution and customer service expenses increased to $10.5 million in the third quarter of fiscal 2006 from $9.6 million during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.3% in the third quarter of fiscal 2005 to 2.1% in the third quarter of fiscal 2006.

Administrative expenses increased 28.6% to $47.7 million, or 9.6% of net sales, in the third quarter of fiscal 2006 from $37.1 million, or 8.9% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to increased share-based compensation costs and employee staffing costs.

Interest Income, Net

Interest income, net was $10.1 million in the third quarter of fiscal 2006 as compared to $4.9 million in the third quarter of fiscal 2005. The dollar increase was primarily due to higher returns on our investments.

Income Taxes

The effective tax rate was 38% in the third quarter of fiscal 2006 and fiscal 2005.

Minority Interest, Net of Tax

Minority interest expense was $0 in the third quarter of fiscal 2006 as compared to $4.2 million, or 1.0% of net sales, in the third quarter of fiscal 2005. This decrease was due to Coach’s purchase of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, which eliminated minority interest in the first quarter of fiscal 2006 onward.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005

Consolidated statements of income for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 are as follows:

	Nine Months Ended
	(amounts in millions, except per share data) (unaudited)
	April 1, 2006		April 2, 2005
	$	% of net sales	$	% of net sales
Net sales	$1,590.3	99.6%	$1,287.1	99.6%
Licensing revenue	6.8	0.4	4.7	0.4
Total net sales	1,597.1	100.0	1,291.8	100.0
Cost of sales	361.3	22.6	306.0	23.7
Gross profit	1,235.8	77.4	985.8	76.3
Selling, general and administrative expenses	651.3	40.8	541.4	41.9
Operating income	584.5	36.6	444.4	34.4
Interest income, net	23.0	1.4	10.9	0.8
Income before provision for income taxes and minority interest	607.5	38.0	455.3	35.2
Provision for income taxes	230.9	14.5	173.0	13.4
Minority interest, net of tax	—	0.0	13.5	1.0
Net income	$376.6	23.6%	$268.8	20.8%
Net income per share:
Basic	$0.99		$0.71
Diluted	$0.96		$0.69
Weighted-average number of shares:
Basic	381.3		378.9
Diluted	390.6		390.4

Net Sales

Net sales by business segment in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 are as follows:

	Nine Months Ended
	(dollars in millions) (unaudited)
	Net Sales			Percentage of Total Net Sales
	April 1, 2006	April 2, 2005	Rate of Increase	April 1, 2006	April 2, 2005
			(FY'06 v. FY'05)
Direct-to-consumer	$1,192.1	$966.9	23.3%	74.6%	74.8%
Indirect	405.0	324.9	24.7%	25.4	25.2
Total net sales	$1,597.1	$1,291.8	23.6%	100.0%	100.0%

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

Direct-to-Consumer.    Net sales increased 23.3% to $1,192.1 million during the first nine months of fiscal 2006 from $966.9 million during the same period of fiscal 2005, driven by increased sales from comparable stores, new stores, and expanded stores in North America and Japan.

In North America, sales growth in comparable stores, defined as those stores open for at least the previous twelve months, was 12.8% for retail stores and 32.9% for factory stores. Comparable store sales growth for the entire North American store chain was 21.5%, which accounted for $127.5 million of the net sales increase. Since the end of the first nine months of fiscal 2005, Coach opened 20 retail stores and six factory stores. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first nine months of fiscal 2005, accounted for $52.1 million of the net sales increase.

In Japan, we opened 13 new locations since the end of the first nine months of fiscal 2005. Sales from these new stores, as well as the non-comparable portion of sales from stores opened during the first nine months of fiscal 2005, accounted for $31.8 million of the net sales increase. In addition, sales growth in comparable stores accounted for $25.1 million of the net sales increase.

Since the end of the first nine months of fiscal 2005, Coach also expanded eight retail stores and two factory stores in North America as well as seven locations in Japan. Sales from these expanded stores, as well as the non-comparable portion of sales from stores expanded during the first nine months of fiscal 2005, accounted for $9.4 million and $9.3 million, respectively, of the net sales increase.

Sales growth in the Internet business accounted for the remaining sales increase. These increases were offset by the impact of foreign currency exchange rates and store closures. The impact of foreign currency exchange rates resulted in a $28.2 million decrease in Coach Japan’s reported net sales. Since the end of the first nine months of fiscal 2005, Coach has closed two factory stores in North America and four locations in Japan.

Indirect.    Net sales increased 24.7% to $405.0 million in the first nine months of fiscal 2006 from $324.9 million during the same period of fiscal 2005. This increase was driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of $37.5 million, $27.5 million, and $15.6 million, respectively, as compared to the same period in the prior year. These net sales increases were slightly offset by a net decrease in other indirect channels.

Gross Profit

Gross profit increased 25.4% to $1,235.8 million in the first nine months of fiscal 2006 from $985.8 million during the same period of fiscal 2005. Gross margin increased 110 basis points to 77.4% in the first nine months of fiscal 2006 from 76.3% during the same period of fiscal 2005. This improvement was driven by the continuing impact of sourcing cost benefits and a shift in product mix, reflecting increased penetration of higher margin collections, slightly offset by a shift in channel mix, as our factory store channel grew faster than the business as a whole.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.3% to $651.3 million in the first nine months of fiscal 2006 from $541.4 million during the same period of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses during the first nine months of fiscal 2006 were 40.8% compared to 41.9% during the first nine months of fiscal 2005. This improvement is attributable to leveraging our expense base on higher sales.

Selling expenses increased 19.0% to $430.1 million, or 27.0% of net sales, in the first nine months of fiscal 2006 from $361.5 million, or 27.9% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to an increase in operating costs associated with North American retail stores and Coach Japan. The $52.9 million increase in North American retail stores operating expenses is attributable to increased variable expenses to support sales growth and operating expenses associated with new and expanded stores. Domestically, Coach opened 20 new retail stores and six new factory stores since the end of the first nine months of fiscal 2005. Expenses from these new stores, as well as the non-comparable portion of expenses from stores opened during the first nine months of fiscal 2005, increased total expenses by $17.4 million. Coach also expanded eight retail stores and two factory stores in North America since the end of the first nine months of fiscal 2005. Expenses from these expanded stores, as well as the non-comparable portion of expenses from stores expanded during the first nine months of fiscal 2005, increased total expenses by $5.0 million. The increase in Coach Japan expenses was $10.3 million, driven by operating expenses of new stores and increased variable expenses related to higher sales. These increases were offset by the impact of foreign currency exchange rates which decreased reported expenses by $12.2 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

Advertising, marketing, and design costs increased 28.4% to $75.6 million, or 4.7% of net sales, in the first nine months of fiscal 2006 from $58.9 million, or 4.6% of net sales, during the same period of fiscal 2005. The dollar increase was primarily due to increased employee staffing costs and design expenditures.

Distribution and customer service expenses increased to $32.3 million in the first nine months of fiscal 2006 from $27.9 million during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.2% in the first nine months of fiscal 2005 to 2.0% in the first nine months of fiscal 2006.

Administrative expenses increased by 21.8% to $113.3 million, or 7.1% of net sales, in the first nine months of fiscal 2006 from $93.1 million, or 7.2% of net sales, during the same period of fiscal 2005. The dollar increase in these expenses was primarily due to increased share-based compensation costs and employee staffing costs.

Interest Income, Net

Interest income, net was $23.0 million in the first nine months of fiscal 2006 as compared to $10.9 million in the first nine months of fiscal 2005. The dollar increase was primarily due to higher returns on our investments.

Income Taxes

The effective tax rate was 38% in the first nine months of fiscal 2006 and fiscal 2005.

Minority Interest, Net of Tax

Minority interest expense was $0 in the first nine months of fiscal 2006 as compared to $13.5 million, or 1.0% of net sales, in the first nine months of fiscal 2005. This decrease was due to Coach’s purchase of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, which eliminated minority interest in the first quarter of fiscal 2006 onward.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operating activities was $401.4 million for the first nine months of fiscal 2006 compared to $343.8 million in the first nine months of fiscal 2005. The year-to-year improvement of $57.6 million was primarily the result of a $107.9 million increase in earnings during the first nine months of fiscal 2006. This increase in earnings was offset by a $13.5 million decrease in minority interest expense, as a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, and changes in operating assets and liabilities as a result of normal operating fluctuations.

Net cash used in investing activities was $406.1 million in the first nine months of fiscal 2006 compared to $239.4 million in the first nine months of fiscal 2005. The increase in net cash used in investing activities is primarily attributable to an additional $130.9 million of net purchases of investments. In addition, capital expenditures, which related primarily to investments in corporate facilities as well as new and renovated retail stores in the United States and Japan, increased by $35.8 million.

Net cash provided by financing activities was $34.6 million in the first nine months of fiscal 2006 compared to a $150.2 million use of cash in the comparable period of fiscal 2005. The year-to-year change of $184.9 million primarily resulted from a $151.2 million decrease in cash expended to repurchase common stock in the first nine months of fiscal 2006 as compared to the same period of the prior year, as well as an additional $38.0 million increase in the proceeds received from exercise of stock options and a $25.8 million increase in excess tax benefit from share-based compensation. These changes were offset by a $30.1 million net increase in repayments on Coach Japan’s revolving credit facility.

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2006 and fiscal 2005 there were no borrowings under the Bank of America facility. As of April 1, 2006 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At April 1, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen or approximately $65 million at April 1, 2006. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

During the first nine months of fiscal 2006 and fiscal 2005 the peak borrowings under the Japanese credit facilities were $21.6 million and $50.5 million, respectively. As of April 1, 2006 and July 2, 2005, the outstanding borrowings under the Japanese facilities were $1.8 million and $12.3 million, respectively.

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

During the first nine months of fiscal 2006 and fiscal 2005, the Company repurchased 3.5 million and 11.0 million shares, respectively, of common stock, at an average cost of $32.85 and $24.09, respectively, per share.

As of April 1, 2006, approximately $136 million remained available for future repurchases under the existing program, which expires in May 2007.

We expect that fiscal 2006 capital expenditures will be approximately $140 million and will relate to the following: new retail and factory stores as well as store expansions both in the United States and Japan, corporate facilities, department store and distributor location renovations and information systems. In the U.S., we plan to open about 30 new stores, of which 17 were opened by the end of the first nine months of fiscal 2006. In Japan, we plan to open about 14 new locations, of which 11 were opened by the end of the first nine months of fiscal 2006. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores, and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2006, Coach purchased approximately $385 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 2, 2005 are those that depend most heavily on these judgments and estimates. As of April 1, 2006, there have been no material changes to any of the critical accounting policies contained therein with the exception of the adoption of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R.

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

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs – an amendment of ARB No. 43, Chapter 4’’. SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Staff Position (‘‘FSP’’) No. 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’’. FSP 109-2 provides guidance under SFAS 109, ‘‘Accounting for Income Taxes’’, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company did not make any dividends under this provision, FSP 109-2 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2005, the FASB issued SFAS Interpretation Number (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’. FIN 47 provides clarification regarding the meaning of the term ‘‘conditional asset retirement obligation’’ as used in FASB 143, ‘‘Accounting for Asset Retirement Obligations’’. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on the consolidated financial statements.

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

EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140’’. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

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

Coach is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its U.S. dollar denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

The fair value of open foreign currency derivatives included in other current assets at April 1, 2006 and July 2, 2005 was $11.0 million and $1.5 million, respectively. For the nine months ended April 1, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $1.2 million, net of taxes. For the nine months ended April 2, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $0.3 million, net of taxes.

Interest Rate

Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $5.1 million at April 1, 2006. Of this amount, $1.8 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4.    Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective as of April 1, 2006.

There were no changes in internal control over financial reporting that occurred during the Company’s first fiscal nine months that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.    Submission of Matters to a Vote of Security-Holders

None.

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

Current report on Form 8-K, filed with the Commission on March 15, 2006. This report announced that Lew Frankfort, Chairman and Chief Executive Officer, entered into a trading plan with Goldman, Sachs & Co. to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 7.    Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (1/1/06 - 2/4/06)	—	—	—	$154 million
Month #2 (2/5/06 - 3/4/06)	—	—	—	$154 million
Month #3 (3/5/06 - 4/1/06)	499,500	$36.64	499,500	$136 million
Total	499,500	$36.64	499,500	$136 million

On May 11, 2005, the Coach Board of Directors approved a common stock repurchase program to acquire up to $250 million of Coach’s outstanding common stock. This repurchase program expires in May 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By:	/s/ Michael F. Devine, III
Name: Michael F. Devine, III Title: Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 5, 2006