Form 10-K
period 2006-07-01
COACH INC
filed 2006-08-25
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 1, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes           No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes           No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer               Accelerated Filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes           No

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 31, 2005 (the last business day of the most recently completed second fiscal quarter) was approximately $12.5 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 18, 2006, the Registrant had 365,864,183 shares of common stock outstanding, which is the Registrant’s only class of capital stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III, Items 10 - 14

COACH, INC.

TABLE OF CONTENTS FORM 10-K

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These statements can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘are positioned to,’’ ‘‘continue,’’ ‘‘project,’’ ‘‘guidance,’’ ‘‘forecast,’’ ‘‘anticipated,’’ or comparable terms.

Coach’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled ‘‘Risk Factors’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the forward-looking statements contained in this Form 10-K.

PART I

ITEM 1.    Business of Coach, Inc.

OVERVIEW

Coach, Inc. was founded in 1941 and acquired by Sara Lee Corporation (‘‘Sara Lee’’) in 1985. In June 2000, Coach was incorporated in the state of Maryland. In October 2000, Coach was listed on the New York Stock Exchange and sold approximately 68 million shares of common stock, split adjusted, representing 19.5% of the outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach common stock. When used herein, the terms ‘‘Coach,’’ ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Coach, Inc., including consolidated subsidiaries.

Coach has grown from a family-run workshop in a Manhattan loft to the leading American designer and marketer of premium handbags and accessories. Coach is one of the most recognized fine accessories brands in the U.S. and in targeted international markets. We offer luxury lifestyle accessories to a loyal and rapidly growing customer base and provide consumers with fresh, relevant and innovative products that are extremely well made, at an attractive price. Coach’s modern, fashionable handbags and accessories use a broad range of high quality fabrics and materials. In response to our customer's demands for both fashion and function, Coach offers updated styles and multiple product categories which address an increasing portion of our consumer's accessory wardrobe. Coach has created a sophisticated, modern and inviting environment to showcase its product assortment and reinforce a consistent brand position wherever the consumer may shop. Finally, we utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing Coach to bring its broad range of products to market rapidly and efficiently.

In order to expand our presence in the Japanese market and to exercise greater control over our brand in that country, Coach Japan, Inc. was formed in June 2001 as a joint venture with Sumitomo Corporation. On July 1, 2005, we purchased Sumitomo’s 50% interest in Coach Japan, Inc., (‘‘Coach Japan’’) resulting in Coach Japan becoming a 100% owned subsidiary of Coach, Inc.

Coach offers a number of key differentiating elements that set it apart from the competitive landscape including:

A Distinctive Brand – Coach offers distinctive, easily recognizable, accessible luxury products that are relevant, extremely well-made and provide excellent value.

A Market Leadership Position with Growing Share – Coach is America’s leading premium handbag and accessories brand and each year, as our market share increases, our leadership position strengthens.

Coach’s Loyal and Involved Consumer – Coach consumers have a specific emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

Multi-Channel International Distribution –This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct channel provides us with immediate, controlled access to consumers through Coach-owned stores in North America and Japan, the Internet and catalogs. The Indirect channel provides us with access to consumers via U.S. and international wholesale customers.

Coach is Innovative and Consumer-Centric – Coach listens to its consumer through rigorous consumer research and strong customer orientation. Coach works to anticipate the consumer’s changing needs by keeping the product assortment fresh and relevant.

Coach believes that these differentiating elements have enabled the Company to offer a unique proposition to the marketplace. We hold the number one position within the U.S. premium handbags and accessories market and the number two position within the Japanese imported luxury handbags and accessories market.

Growth Strategies

In order to continue to expand our market share globally, Coach is pursuing two key growth strategies: first, increased global distribution, with an emphasis on our direct retail distribution in North America and Japan, and second, improving productivity.

Increased Global Distribution – The potential for distribution growth is significant in North America and Japan, as well as in emerging markets. Our primary focus is the expansion of Coach’s North American retail store base given the continued double-digit growth of the premium handbag and accessory category in the U.S. Over the next three years, we plan to add about 100 North American retail stores, bringing the store base to over 300 stores. We believe that North America, including Canada, can, over the next several years, support approximately 400 stores. In addition, we will continue to expand select, highly productive retail and factory locations. In Japan, we are continuing to aggressively expand market share with the consumer, primarily through distribution, including new stores and expansions, utilizing a similar multi-channel distribution model that we have established in the U.S. Based on our analysis, and the regional market opportunity we have just begun to realize, we estimate that Japan can support at least 180 Coach locations.

In addition to our two core markets, the U.S. and Japan, the Asian region represents an excellent growth opportunity as we partner with local distributors to grow Coach’s presence in this area. Today, there are over 75 locations in Asia excluding Japan, with the largest markets being Korea and Taiwan, where the emerging middle class along with the Japanese tourists, have created very attractive opportunities for us. We are also focused on Hong Kong as the gateway to greater China. We have begun to establish a presence in mainland China through two pilot stores in Beijing and Shanghai, and expect to open at least ten new locations over the next two to three years on the mainland.

Improving Productivity – By leveraging our unique position as an accessible luxury lifestyle brand, we are building share in the rapidly growing North American women’s accessories market and in the Japanese accessories market. There are four initiatives we have undertaken to maximize productivity:

Intensify awareness as a year-round gift resource.    We are intensifying awareness as a year-round gift resource by offering a variety of products at a broader range of prices, providing perfect options for all gift-giving holidays. We continue to offer a wide assortment of products at competitive price points, as well as a full range of accessories at sharp price points, including wristlets, agendas, iPod cases, sunglasses, cell phone lanyards, and charms.

Develop under-penetrated categories and emphasize new usage occasions.    We are expanding our core collections and developing under-penetrated categories such as business totes, weekend casual, evening and baby bags. We continue to introduce product for new usage occasions, such as business totes, weekend casual and evening to address voids in our offerings. We strive to understand what our customers want and what they need to suit their lifestyle needs everyday. We work hard to have product that is both fashionable and functional, and by doing this we gain an even greater presence in our customers’ accessory wardrobe and give the Coach shopper additional reasons to visit and re-purchase.

Tiered merchandise strategy.    We introduced this strategy into our stores three years ago, offering more sophisticated product in limited quantities in our flagship and fashion locations, while maintaining our core assortment in the greater number of Coach stores. Today, the balance has shifted as fashion locations represent the majority of our stores. We have elevated our customers’ expectations regarding product and found additional opportunities to graduate stores. We are experiencing significantly higher limited edition penetration, along with driving units per transaction by offering a broader assortment of add-on items and potential new categories. We believe that opportunity still remains to graduate stores from core to fashion, and fashion to flagship.

Enhance level of service in stores.    At Coach, we want to be as well-known for excellent service as we are for great product. Great service builds loyalty and loyalty drives sales. While we pride ourselves on today’s service levels, we realize that a programmatic approach, reinforced by training and performance standards, will enhance the Coach shopping experience. The store service initiative is two-fold. First, we are expanding our in-store marketing program, making it easier for our customers to shop. Coach by Special Request, which we introduced two years ago, allows our customers to pre-order product or purchase styles that are not available when they visit a particular store, all on an automated system, and have them shipped directly to their home. Second, we are elevating the level of customer service in our stores. We continue to evolve our Coach service programs, focusing on additional opportunities to deliver consistent customer service through new tools and initiatives. This past year, through our smart scheduling initiative, overall labor hours were invested to deliver more consistent customer service. The success of this initiative was demonstrated in our fiscal 2006 results, as we were able to maintain conversion rates in full price stores on higher traffic, and improve conversion in the factory stores.

Products

Coach's primary product offerings include handbags, women’s and men’s accessories, outerwear, business, travel, watches, footwear and eyewear.

Handbags    Handbag sales accounted for approximately 67% of net sales in fiscal 2006. Coach makes monthly offerings of its handbag collections, featuring classically inspired designs as well as fashion trend designs. Typically, there are three to four collections per quarter and four to seven styles per collection.

Accessories    Women's accessories, consisting of money pieces, wristlets, cosmetic cases, key fobs, belts, electronic accessories and all other small leather accessories represented approximately 23% of Coach's net sales in fiscal 2006. Our women’s accessories collections are coordinated with our handbags. Men's accessories, consisting of belts, wallets and other small leather goods, represented approximately 2% of Coach's net sales in fiscal 2006.

Outerwear, Gloves, Hats and Scarves    This category represented approximately 2% of Coach's net sales in fiscal 2006. The assortment is primarily women's and contains a fashion assortment in all four components of this category.

Business    Business cases represented approximately 1% of Coach's net sales in fiscal 2006. The assortment is primarily men’s and includes computer bags, messenger-style bags and totes.

Travel    The travel collections are comprised of luggage and travel accessories. This category represented approximately 1% of Coach's net sales in fiscal 2006.

Watches    Movado Group, Inc. (‘‘Movado’’) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women's collections with select men's styles. This category represented approximately 1% of Coach's net sales in fiscal 2006.

Footwear    Jimlar Corporation (‘‘Jimlar’’) has been Coach's footwear licensee since 1999. Footwear is distributed through more than 500 locations in the U.S., including leading Coach retail stores and U.S. department stores. Approximately 98% of this business is in women's footwear, which coordinates with Coach’s handbag collections. This category represented approximately 2% of Coach's net sales in fiscal 2006.

Eyewear    Marchon Eyewear (‘‘Marchon’’) has been Coach’s eyewear licensee since 2003. The eyewear collection is a collaborative effort from Marchon and Coach that combines the Coach aesthetic for fashion accessories with the latest fashion directions in eyewear and sunglasses. Coach sunglasses are sold in Coach retail stores, department stores, select sunglass retailers and optical retailers in major markets. The ophthalmic collection is available through Marchon’s extensive network of optical retailers. This category represented approximately 1% of Coach's net sales in fiscal 2006.

Design and Merchandising

Coach's New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach's extensive archives of product designs created over the past 60 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season's design process. Merchandisers also analyze products to edit, add and delete styles to achieve profitable sales across all channels. Three product category teams, each comprised of design, merchandising/product development and sourcing specialists, help Coach execute design concepts that are consistent with the brand's strategic direction.

Coach's merchandising team works in close collaboration with our licensing partners to ensure that the licensed products, watches, footwear and eyewear, are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

Segments

Coach operates in two reportable segments: Direct-to-Consumer and Indirect. The reportable segments represent channels of distribution that offer similar products, service and marketing strategies. See Note 11 of Notes to Consolidated Financial Statements for segment financial information.

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: retail stores and factory stores in North America and Japan, the Internet and catalogs. This segment represented approximately 76% of Coach's total net sales in fiscal 2006, with North American stores and Coach Japan contributing approximately 54% and 20% of total net sales, respectively.

North American Retail Stores    Our stores are sophisticated, modern, and inviting. They showcase the world of Coach and enhance the shopping experience while reinforcing the image of the Coach brand. Coach stores are located in upscale regional shopping centers and metropolitan areas. Our flagship stores, which offer the broadest assortment of Coach products, are located in high-visibility locations such as New York, Chicago and San Francisco. The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Retail stores	218	193	174
Net increase vs. prior year	25	19	18
Percentage increase vs. prior year	13.0%	10.9%	11.5%
Retail square footage	562,553	490,925	431,617
Net increase vs. prior year	71,628	59,308	68,307
Percentage increase vs. prior year	14.6%	13.7%	18.8%
Average square footage	2,581	2,544	2,481

The retail stores carry an assortment of products depending on their size and location. The modern store design creates a distinctive environment that showcases these various products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.

North American Factory Stores    Coach's factory stores serve as an efficient means to sell manufactured-for-factory-store product, including factory exclusives, as well as discontinued and irregular inventory outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established centers that are generally more than 50 miles from major markets. The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Factory stores	86	82	76
Net increase vs. prior year	4	6	0
Percentage increase vs. prior year	4.9%	7.9%	0%
Factory square footage	281,787	252,279	231,355
Net increase vs. prior year	29,508	20,924	(1,543)
Percentage increase vs. prior year	11.7%	9.0%	(0.7)%
Average square footage	3,277	3,077	3,044

Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand's image. Through these factory stores, Coach targets value-oriented customers who would not otherwise buy the Coach brand. Prices are generally discounted from 10% to 50% below full retail prices.

Coach Japan, Inc.    Coach Japan operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts of Japan. The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Total locations	118	103	100
Net increase vs. prior year	15	3	7
Percentage increase vs. prior year	14.6%	3.0%	7.5%
Total square footage	194,375	161,632	119,291
Net increase vs. prior year	32,743	42,341	17,049
Percentage increase vs. prior year	20.3%	35.5%	16.7%
Average square footage	1,647	1,569	1,193

Internet    Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. Our internet business has grown to be significant, generating net sales of approximately $54 million in fiscal 2006. The growth in the Internet business is driven by the strength of the overall Coach brand as well as advertising and email contacts. In fiscal 2006, there were approximately 40 million unique visitors to the website. In addition, the Company sent approximately 55 million emails to strategically selected customers in fiscal 2006. Like Coach catalogs, the online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Revenue from internet sales is recognized upon shipment of the product.

Catalog    In fiscal 2006, the Company distributed approximately 7.6 million catalogs in Coach stores in North America and Japan and mailed approximately 4.1 million catalogs to strategically selected U.S. households from its database of customers. While direct mail sales comprise a small portion of Coach's net sales, Coach views its catalog as a key communications vehicle for the brand because it promotes store traffic, facilitates the shopping experience in Coach retail stores and builds brand awareness. As an integral component of our communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand position. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains important to our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The indirect channel represented approximately 24% of total net sales in fiscal 2006, with U.S. Wholesale and International Wholesale representing approximately 11% and 7% of total net sales, respectively.

U.S. Wholesale    This channel offers consumers who prefer shopping at department stores, or who live in geographic areas that are currently not large enough to support a Coach retail store, access to Coach products. While overall U.S. department store sales have been lackluster the last few years, the handbag and accessory category within this channel has remained strong, in large part due to the strength of Coach. Therefore, the department stores continue to devote increased square footage to Coach, providing an additional driver to this channel’s growth.

Coach recognizes the continued importance of U.S. department stores as a distribution channel for premier accessories. We continue to fine-tune our strategy to increase productivity and drive volume by enhancing presentation, primarily through the creation of more shop-in-shops, and the introduction of caseline enhancements with proprietary Coach fixtures, while exiting lower performing doors and working with the department stores to re-allocate their Coach spending to higher volume locations. Coach has also improved the wholesale product planning and allocation processes and custom tailors assortments to better match the attributes of our department store consumers in each local market. Net sales to U.S. wholesale customers grew 23% in fiscal 2006 from fiscal 2005. Coach's products are sold in approximately 900 U.S. wholesale locations. Our most significant U.S. wholesale customers are Federated Department Stores (including Macy's, Bloomingdale's, Lord and Taylor, Marshall Fields and Filene’s), Dillard's, Nordstrom and Saks, Inc. (including Saks Fifth Avenue and Parisian). Store closures resulting from the recent Federated Department Stores and May Co. merger did not have a significant impact on Coach’s U.S. wholesale business.

International Wholesale    This channel represents sales to international wholesale distributors and authorized retailers. Within the international arena, the largest portion of sales is currently the traveling Japanese consumer. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who market Coach products through department stores, freestanding retail locations and specialty retailers in 18 countries. Coach's current network of international distributors serves markets such as Korea, the United States (primarily Hawaii and Guam), Hong Kong, Taiwan, Singapore, Japan, Saudi Arabia, Australia, Mexico, Thailand, Malaysia, the Caribbean, China, New Zealand and France. For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach's most significant international wholesale customers are the DFS Group, Lotte Group, Shilla Group, Tasa Meng Corp. and Imaginex.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
International freestanding stores	21	14	18
International department store locations	63	58	70
Other international locations	24	22	27
Total international wholesale locations	108	94	115

Business to Business    As part of the indirect channel of distribution, Coach sells products to corporations and distributors for incentive and gift-giving programs.

Licensing    In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of July 1, 2006 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Watches	Movado	Spring '98	U.S. and Japan	2008
Footwear	Jimlar	Spring '99	U.S.	2008
Eyewear	Marchon	Fall '03	Worldwide	2011

Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach's approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, watches in selected jewelry stores and eyewear in selected optical retailers. These venues provide additional, yet controlled, exposure of the Coach brand. Coach's licensing partners pay royalties to Coach on their net sales of Coach branded products. However, such royalties are not material to the Coach business as they currently comprise less than 1% of Coach’s total revenues. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

Marketing

Coach’s marketing strategy is to deliver a consistent message each time the consumer comes in contact with the Coach brand, through our communications and visual merchandising. The Coach image is created internally and executed by the creative marketing, visual merchandising and public relations teams. Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge the likelihood of a product’s success in the marketplace prior to its introduction.

In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2006, consumer contacts increased 16% to over 100 million. However, the Company continues to leverage marketing expenses. Total expenses related to consumer communications in fiscal 2006 were $36 million, representing less than 2% of net sales.

Coach’s wide range of direct marketing activities includes catalogs, brochures and email contacts, targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness, Coach catalogs and www.coach.com serve as effective brand communications vehicles by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drives store traffic.

As part of Coach's direct marketing strategy, it uses its database consisting of approximately 9.7 million active U.S. households. Catalogs and email contacts are Coach's principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The rapidly growing number of visitors to the www.coach.com online store provides an opportunity to increase the size of this database.

The Company also runs national, regional and local advertising campaigns, primarily print and outdoor advertising, in support of its major selling seasons.

Manufacturing

All of our products are manufactured by independent manufacturers. However, we maintain control of the supply chain from design through manufacture. We are able to do this by qualifying all raw material suppliers and by maintaining sourcing offices in Hong Kong, China and South Korea that work closely with our independent manufacturers. Coach also operates a European sourcing and product development organization based in Florence, Italy that works closely with the New York design team. This broad-based, multi-country manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. We have increased the presence of our senior management at the manufacturers’ facilities to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers can support a broader mix of product types, materials and a seasonal influx of new, more fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal year 2006, approximately 70% of Coach's total net sales were generated from products introduced within the fiscal year. At the same time, by designating a significant number of the new styles as ‘‘limited editions’’ that are planned to be offered for a brief time and then replaced with fresh new products, we help manage total inventory and limit our exposure to excess and obsolete inventory.

All product sources, including independent manufacturers and licensing partners, must achieve and maintain Coach's high quality standards, which are an integral part of the Coach identity. One of Coach's keys to success lies in the rigorous selection of raw materials. Coach has longstanding relationships with purveyors of fine leathers and hardware. As Coach has moved its production to external sources, it has maintained control of the raw materials that are used in all of its products, wherever they are made. Compliance with quality control standards is monitored through on-site quality inspections at all independent manufacturing facilities.

Coach carefully balances its commitments to a limited number of ‘‘better brand’’ partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, Hungary, India, Italy, Korea, Philippines, Singapore, Spain, Taiwan, Thailand and Turkey. No one vendor provides more than 15% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in compliance with Coach’s integrity standards.

Distribution

Coach operates a distribution, consumer service and repair facility in Jacksonville, Florida. This automated, 560,000 square foot facility uses a bar code scanning warehouse management system. Coach's distribution center employees use handheld radio frequency scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide better service to our customers. Coach's products are primarily shipped to Coach retail stores and wholesale customers via Federal Express and common carrier, and direct to consumers via Federal Express.

During 2006, the Jacksonville facility was redesigned, without increasing the building’s square footage, to increase storage and processing capacity. This redesign will enable us to maximize the storage capacity of the building and also increase processing capability and output per associate. We expect that the facility’s increased capacity can support the projected sales growth of the Company during the next few years.

Management Information Systems

The foundation of Coach's information systems is its Enterprise Resource Planning system. This fully integrated system supports all aspects of finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for all of Coach's transactional information, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand. This system is fully scalable to accommodate rapid growth.

Complementing its Enterprise Resource Planning system are several other system solutions, each of which Coach believes is well suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports corporate sales and inventory functions, creating a monthly demand plan and reconciling production/procurement with financial plans. Product fulfillment is facilitated by Coach's highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach's Internet and catalog businesses are supported by Coach’s order management system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central Enterprise Resource Planning system.

Trademarks and Patents

Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Major trademarks include Coach, Coach and lozenge design and Coach and tag design and it has applications pending for a proprietary ‘‘C’’ signature fabric design. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach's products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

Coach's trademarks in the United States will remain in existence for as long as Coach continues to use and renew them on their expiration date. Coach has no material patents.

Employees

As of July 1, 2006, Coach employed approximately 7,500 people, including both full and part time employees. Of these employees, approximately 2,300 and 3,500 were full time and part time employees, respectively, in the retail field in North America and Japan. In addition, approximately 50 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

Government Regulation

Most of Coach's imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that Coach may import into the U.S. and other countries or may impact the cost of such products. Coach has not been restricted by quotas in the operation of its business and customs duties have not comprised a material portion of the total cost of its products. In addition, Coach is subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign practices, with respect to its product sourcing and international sales operations.

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

ITEM 1A.    Risk Factors

You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with the Business of Coach and forward-looking information in this document. Please also see ‘‘Special Note on Forward-Looking Information’’ at the beginning of this report. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows or financial condition could suffer.

The growth of our business depends on the successful execution of our growth strategies.

Our growth depends on the continued success of existing products, as well as the successful design and introduction of new products. Our ability to create new products and to sustain existing products is affected by whether we can successfully anticipate and respond to consumer preferences and fashion trends. The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

Significant competition in our industry could adversely affect our business.

We face intense competition in the product lines and markets in which we operate. Our competitors include private label retailers, including some of Coach’s wholesale customers, as well as other well known handbags and accessories companies. There is a risk that our competitors may develop new products that are more popular with our customers. We may be unable to anticipate the timing and scale of such product introductions by competitors, which could harm our business. Our ability to compete also depends on the strength of our brands, whether we can attract and retain key talent, and our ability to protect our trademarks and design patents. A failure to compete effectively could adversely affect our growth and profitability.

We face risks associated with operating in international markets.

We operate on a global basis, with approximately 25% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products and result in decreased international consumer demand or increase our supply costs in those markets,

•	political or economic instability or changing macroeconomic conditions in our major markets, and

•	changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

We monitor our foreign currency exposure in Japan to minimize the impact on earnings of foreign currency rate movements through foreign currency hedging of Coach Japan’s U.S. dollar denominated inventory purchases. We cannot ensure, however, that these hedges will succeed in offsetting any negative impact of foreign currency rate movements.

A downturn in the economy could affect consumer purchases of luxury items and adversely affect our business.

Many factors affect the level of consumer spending in the premium handbag and accessories market, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary luxury items, such as Coach products, tend to decline during recessionary periods, when disposable income is lower. A downturn in the economies in which Coach sells its products may adversely affect Coach’s sales.

Our business is subject to the risks inherent in global sourcing activities.

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	availability of raw materials,

•	compliance with labor laws and other foreign governmental regulations,

•	disruptions or delays in shipments,

•	loss or impairment of key manufacturing sites,

•	product quality issues,

•	political unrest,

•	as well as natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we have business continuity and contingency plans for our sourcing sites, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our business.

Our business is subject to increased costs due to excess inventories if we misjudge the demand for our products.

If Coach misjudges the market for its products it may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because Coach places orders for products with its manufacturers before it receives wholesale customers’ orders, it could experience higher excess inventories if wholesale customers order fewer products than anticipated.

Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of Coach common stock.

Because Coach products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. However, over the past several years, we have achieved higher levels of growth in the non holiday quarters, which has reduced these seasonal fluctuations. We expect that these trends will continue.

Provisions in Coach’s charter and bylaws, Maryland law or its ‘‘poison pill’’ may delay or prevent an acquisition of Coach by a third party.

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

On May 3, 2001 Coach declared a ‘‘poison pill’’ dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2006, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth the location, use and size of Coach's distribution, corporate and product development facilities as of July 1, 2006, substantially all of which are leased. The leases expire at various times through 2020, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	560,000
New York, New York	Corporate, sourcing and product development	275,000
Carlstadt, New Jersey	Corporate and product development	55,000
Tokyo, Japan	Coach Japan, corporate	20,000
Shenzhen, People's Republic of China	Quality control	18,000
Florence, Italy	Sourcing and product development	16,000
Kowloon, Hong Kong	Sourcing and quality control	5,000
Seoul, South Korea	Sourcing	3,000

As of July 1, 2006, Coach also occupies 218 retail and 86 factory leased stores located in North America and 118 department store shop-in-shops, retail and factory store locations in Japan. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

ITEM 3.	Legal Proceedings

Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees.

Although Coach’s litigation with present or former employees is routine and incidental to the conduct of Coach’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. As part of its policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Coach’s intellectual properties.

Coach believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach’s business or consolidated financial statements.

Coach has not entered into any transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. Accordingly, we have not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Directors

The following table sets forth information regarding each of Coach's executive officers and directors serving as of July 1, 2006:

Name	Age	Position(s)(1)
Lew Frankfort	60	Chairman, Chief Executive Officer and Director
Keith Monda	60	President, Chief Operating Officer and Director
Reed Krakoff	42	President, Executive Creative Director
Michael Tucci	45	President, North America Retail Division
Mike Devine	48	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Carole Sadler	46	Senior Vice President, General Counsel and Secretary
Felice Schulaner	45	Senior Vice President, Human Resources
Joseph Ellis(3)	64	Director
Susan Kropf	57	Director
Gary Loveman(2)(3)	46	Director
Ivan Menezes(2)(3)	47	Director
Irene Miller(2)(3)	54	Director
Michael Murphy(2)(3)	69	Director
Jide Zeitlin	42	Director

(1)	Coach's executive officers serve indefinite terms and may be appointed and removed by Coach's board of directors at any time. Coach's directors are elected at the annual stockholders meeting and serve terms of one year.

(2)	Member of the audit committee.

(3)	Member of the human resources and governance committee.

Lew Frankfort has been involved with the Coach business for more than 25 years. He has served as Chairman and Chief Executive Officer of Coach since November 1995. He has served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. Mr. Frankfort served as Senior Vice President of Sara Lee Corporation from January 1994 to October 2000. Mr. Frankfort was appointed President and Chief Executive Officer of the Sara Lee Champion, Intimates & Accessories group in January 1994, and held this position through November 1995. From September 1991 through January 1994, Mr. Frankfort held the positions of Executive Vice President, Sara Lee Personal Products and Chief Executive Officer of Sara Lee Accessories. Mr. Frankfort was appointed President of Coach in July 1985, after Sara Lee acquired Coach, and held this position through September 1991. Mr. Frankfort joined Coach in 1979 as Vice President of New Business Development. Prior to joining Coach, Mr. Frankfort held various New York City government management positions and served as Commissioner, New York City Agency for Child Development. Mr. Frankfort holds a Bachelor of Arts degree from Hunter College and an M.B.A. in Marketing from Columbia University.

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

Michael Tucci joined Coach as President, North America Retail Division, in January 2003. Mr. Tucci joined Coach from Gap, Inc., where he held the position of Executive Vice President, Gap, Inc. Direct from May 2002 until January 2003. He held the position of Executive Vice President of Gap Body from April 2000 until May 2002. From April 1999 to May 2000, Mr. Tucci served as Executive Vice President, Customer Store Experience, Gap Brand. Between May 1996 and April 1999, Mr. Tucci served as Executive Vice President for GAP Kids and Baby Gap. He had joined Gap in December 1994 as Vice President of Merchandising for Old Navy. Prior to joining Gap, he served as President of Aeropostale, a specialty store division of Macy's, which culminated his twelve-year career with the company that included senior buying and merchandising roles. He joined Macy's Executive Training Program from Trinity College, where he earned a Bachelor of Arts degree in English.

Mike Devine has served as Senior Vice President and Chief Financial Officer of Coach since December 2001. Prior to Joining Coach, Mr. Devine served as Chief Financial Officer and Vice President-Finance of Mothers Work, Inc. from February 2000 until November 2001. From 1997 to 2000, Mr. Devine was Chief Financial Officer of Strategic Distribution, Inc., a Nasdaq-listed industrial store operator. Previously, Mr. Devine was Chief Financial Officer at Industrial System Associates, Inc. from 1995 to 1997, and for the prior six years he was the Director of Finance and Distribution for McMaster-Carr Supply Co. Mr. Devine holds a Bachelor of Science degree in Finance and Marketing from Boston College and an M.B.A. degree in Finance from the Wharton School of the University of Pennsylvania.

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

Felice Schulaner joined Coach as Senior Vice President, Human Resources in January 2000. Prior to joining Coach, Ms. Schulaner served as Senior Vice President, Human Resources of Optimark Technologies from February 1999 through December 1999 and as Senior Vice President, Human Resources of Salant Corporation from July 1997 through February 1999. Ms. Schulaner was Vice President, Worldwide Recruitment & Selection at American Express from July 1996 until June 1997. From 1990 through 1996, she served in various other human resources positions at American Express, including Vice President, Human Resources Reengineering, and, from 1986 until 1990, Ms. Schulaner held human resources positions at Macy's Northeast in New York City. Ms. Schulaner holds a Bachelor of Arts degree from New College of the University of South Florida.

Joseph Ellis was elected to Coach’s Board of Directors in September 2000. Mr. Ellis served as an Advisory Director of Goldman, Sachs & Co. from May 1999 until November 2005, and served as a Limited Partner of Goldman, Sachs from 1994 to May 1999 and a General Partner from 1986 to 1994. Mr. Ellis is also a founder, and has served as Chairman since December 2001, of Blue Tulip LLC, a specialty store offering cards, paper products, invitations and gifts. Mr. Ellis served as senior retail-industry analyst from 1970 through 1994. Before joining Goldman, Sachs in 1970, Mr. Ellis was Vice President and Investment Analyst with The Bank of New York. Mr. Ellis also serves as a trustee of the RARE Center for Tropical Conservation. Mr. Ellis holds a Bachelor of Arts degree from Columbia University.

Susan Kropf was elected to Coach's Board of Directors in June 2006. Ms. Kropf has been President and Chief Operating Officer of Avon Products since January 2001, where she has had day-to-day oversight of Avon’s worldwide operations. Before that, she was executive vice president and chief operating officer, Avon North America and Global Business Operations, with responsibility for the company's North American operating business unit as well as global marketing, R&D, supply chain operations and information technology. After 35 years, Ms. Kropf has announced her retirement from Avon, effective later this year. Ms. Kropf also serves on the Boards of MeadWestvaco Corp., Sherwin Williams Co., and the Wallace Foundation. Ms. Kropf holds a B.A. from St. John’s University and an M.B.A in Finance from New York University.

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

Ivan Menezes was elected to Coach’s Board of Directors in February 2005. Mr. Menezes has served as President and Chief Executive Officer of Diageo North America, the world’s leading premium drinks company, since January 2004, after having served as its President and Chief Operating Officer from July 2002, and as President of Diageo, Venture Markets since July 2000. Since joining Diageo in 1997 he has held various progressively senior management positions. Before joining Diageo, he held senior marketing positions with Whirlpool Europe in Milan and was a principal with Booz Allen Hamilton, Inc., both in Chicago and in London. Mr. Menezes holds an M.B.A. from Northwestern University’s Kellogg School of Management.

Irene Miller was elected to Coach's Board of Directors in May 2001. Ms. Miller is Chief Executive Officer of Akim, Inc., an investment management and consulting firm, and until June 1997 was Vice Chairman and Chief Financial Officer of Barnes & Noble, Inc., the world's largest bookseller. She joined Barnes & Noble in 1991, became Chief Financial Officer in 1993 and Vice Chairman in 1995. From 1986 to 1990, Ms. Miller was an investment banker at Morgan Stanley & Co. Incorporated. Ms. Miller also serves as a Director of Barnes & Noble, Inc., Inditex, S.A. and TD Bank Financial Group. Ms. Miller holds a Bachelor of Science degree from the University of Toronto and a Master of Science degree from Cornell University.

Michael Murphy was elected to Coach’s Board of Directors in September 2000. From 1994 to 1997, Mr. Murphy served as Vice Chairman and Chief Administrative Officer of Sara Lee Corporation. Mr. Murphy also served as a Director of Sara Lee from 1979 through October 1997. Mr. Murphy joined Sara Lee in 1979 as Executive Vice President and Chief Financial and Administrative Officer and, from 1993 until 1994, also served as Vice Chairman. Mr. Murphy is also a Director of Civic Federation, Big Shoulders Fund, Metropolitan Pier and Exposition Authority, Chicago Cultural Center Foundation, GATX Corporation, Payless ShoeSource, Inc. and The Joffrey Ballet. He is also a member of the Board of Trustees of Northern Funds (a family of mutual funds). Mr. Murphy holds a Bachelor of Science degree in Business Administration from Boston College and an M.B.A. degree in finance from the Harvard Business School.

Jide Zeitlin was elected to Coach's Board of Directors in June 2006. Since December 2005, Mr. Zeitlin has served as founder of Independent Mobile Infrastructure (Pvt.) Limited, a privately held company that is focussed on Asian, particularly Indian, telecommunications operating assets. From 1996 until December 2005, Mr. Zeitlin was a partner at Goldman, Sachs & Co.; he most recently held the post of Global Chief Operating Officer of the company's investment banking businesses, after joining the firm in 1983. Mr. Zeitlin is Chairman of the Board of Trustees of Amherst College, serves as a Director of Affiliated Managers Group, Inc. and is a member of several not-for-profit boards including: Common Ground Community, Milton Academy, Montefiore Medical Center, Playwrights Horizons and Teach for America, as well as the Harvard Business School Visiting Committee. Mr. Zeitlin holds an A.B. in Economics and English from Amherst College, and an M.B.A. from Harvard University.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information regarding the market for Coach’s Common Stock and the quarterly market price information appearing under the caption ‘‘Market and Dividend Information’’ included herein.

The Company’s share repurchases for the fourth quarter of 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Period 10 (4/2/06 - 5/6/06)	4,145,740	$32.92	4,145,740	$0
Period 11 (5/7/06 - 6/3/06)	11,445,168	$30.58	11,445,168	$150 million
Period 12 (6/4/06 - 7/1/06)	—	—	—	$150 million
Total	15,590,908	$31.20	15,590,908	$150 million

(1)	The Coach Board of Directors approved common stock repurchase programs as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007

ITEM 6.	Selected Financial Data (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 1, 2006 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002
Consolidated Statements of Income(2):
Net sales	$2,111,501	$1,710,423	$1,321,106	$953,226	$719,403
Cost of sales	472,622	399,652	331,024	275,797	236,041
Gross profit	1,638,879	1,310,771	990,082	677,429	483,362
Selling, general and administrative expenses	874,275	738,208	584,778	458,980	362,211
Reorganization costs(3)	—	—	—	—	3,373
Operating income	764,604	572,563	405,304	218,449	117,778
Interest income (expense), net	32,623	15,760	3,192	1,059	(299)
Income before provision for income taxes and minority interest	797,227	588,323	408,496	219,508	117,479
Provision for income taxes	302,950	216,070	152,504	81,219	41,695
Minority interest, net of tax	—	13,641	18,043	7,608	184
Net income	$494,277	$358,612	$237,949	$130,681	$75,600
Net income per share
Basic	$1.30	$0.95	$0.64	$0.36	$0.21
Diluted	$1.27	$0.92	$0.62	$0.35	$0.21
Shares used in computing net income per share:(4)
Basic	379,635	378,670	372,120	359,116	352,192
Diluted	388,495	390,191	385,558	371,684	363,808
Consolidated Percentage of Net Sales Data:
Gross margin	77.6%	76.6%	74.9%	71.1%	67.2%
Selling, general and administrative expenses	41.4%	43.2%	44.3%	48.2%	50.3%
Operating income	36.2%	33.5%	30.7%	22.9%	16.4%
Net income	23.4%	21.0%	18.0%	13.7%	10.5%
Consolidated Balance Sheet Data(2):
Working capital	$632,658	$443,699	$533,280	$295,333	$135,328
Total assets	1,626,520	1,370,157	1,060,279	640,871	456,162
Cash, cash equivalents and investments	537,565	505,116	564,443	229,176	93,962
Inventory	233,494	184,419	161,913	143,807	136,404
Revolving credit facility	—	12,292	1,699	26,471	34,169
Long-term debt	3,100	3,270	3,420	3,535	3,615
Stockholders' equity	1,188,734	1,055,920	796,036	436,536	266,542

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2006, 2005, 2003 and 2002 were 52-week years, while fiscal year 2004 was a 53-week year.

(2)	In accordance with the Company’s adoption of SFAS 123R, ‘‘Share-Based Compensation’’ in fiscal 2006, all financial statement amounts for the prior periods presented have been adjusted to reflect the grant-date fair value of equity awards issued through share-based compensation plans.

(3)	During fiscal 2002, Coach committed to and completed a reorganization plan involving the complete closure of its Lares, Puerto Rico, manufacturing operation. This action, intended to reduce costs, resulted in the transfer of production to lower cost third-party manufacturers.

(4)	The two-for-one stock splits in April 2005, October 2003 and July 2002 have been retroactively applied to all prior periods.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document. When used herein, the terms ‘‘Coach,’’ ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Coach, Inc., including consolidated subsidiaries. Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal 2006 and fiscal 2005 were each 52-week periods whereas fiscal 2004 was a 53-week period.

In accordance with the Company’s adoption of SFAS 123R, ‘‘Share-Based Compensation’’ in fiscal 2006, all financial statement amounts for the prior periods presented have been adjusted to reflect the grant-date fair value of equity awards issued through share-based compensation plans.

Executive Overview

Coach designs and markets high-quality, modern American classic accessories. Our primary product offerings include handbags, women’s and men’s accessories, outerwear, business, travel, watches, footwear and eyewear. We sell products directly to consumers through Company-operated stores in North America and Japan, the Internet and catalogs and indirectly through wholesale customers primarily in the U.S. and Asia. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

Coach seeks to deliver excellent business results and superior shareholder returns. In fiscal 2006, an increase in sales, combined with an improvement in margins, continued to drive net income and earnings per share growth. The highlights of fiscal 2006 were:

•	Net income rose 37.8% to $494.3 million, or $1.27 per diluted share, compared with $358.6 million or $0.92 per share in the year ago period.

•	Net sales totaled $2.1 billion, reflecting a 23.4% increase over prior year sales of $1.7 billion.

•	Direct-to-consumer sales, which consist primarily of sales at Coach stores in the U.S. and Japan, rose 23.2% to $1.6 billion during fiscal 2006.

•	Comparable store sales in the U.S. rose 20.7%, with retail stores up 12.3% and factory stores up 31.9%.

•	Japan sales, when translated into U.S. dollars, rose 12.1% driven by new stores, expansions and mid-single-digit retail comparable store sales. These increases in sales were offset by a 9.5% decrease due to currency translation.

During fiscal 2006, we opened 25 new retail stores and seven new factory stores and closed three factory stores in the U.S., bringing the total number of retail and factory stores in the U.S. to 218 and 86, respectively, at the end of fiscal 2006. We also expanded seven retail stores in the U.S. In Japan, we opened 18 new locations, closed three locations and expanded nine locations, bringing the total number of locations at the end of fiscal 2006 to 118. Through our international distributors, we opened 14 net new locations and expanded 14 locations in fiscal 2006, bringing the total number of international locations, excluding Coach operated stores in Japan, to 108 at the end of fiscal 2006.

Fiscal 2006 vs. Fiscal 2005

Results of operations for fiscal 2006 compared to fiscal 2005 are as follows:

	Fiscal Year Ended
	July 1, 2006		July 2, 2005		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Total net sales	$2,111.5	100.0%	$1,710.4	100.0%	$401.1	23.4%
Gross profit	1,638.9	77.6	1,310.8	76.6	328.1	25.0
Selling, general and administrative expenses	874.3	41.4	738.2	43.2	136.1	18.4
Operating income	764.6	36.2	572.6	33.5	192.0	33.5
Interest income, net	32.6	1.5	15.8	0.9	16.9	107.0
Provision for income taxes	303.0	14.3	216.1	12.6	86.9	40.2
Minority interest, net of tax	—	0.0	13.6	0.8	(13.6)	(100.0)
Net income	$494.3	23.4%	$358.6	21.0%	$135.7	37.8%
Net income per share:
Basic	$1.30		$0.95		$0.36	37.5%
Diluted	$1.27		$0.92		$0.35	38.4%

Operating Income

Operating income increased 33.5% to $764.6 million in 2006 as compared to $572.6 million in 2005. This increase was driven by increases in net sales and gross profit, offset by an increase in selling, general and administrative expenses.

The following chart illustrates our operating margin performance over the last two years:

	Operating Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2006	32.3%	42.1%	33.2%	35.0%	36.2%
Fiscal 2005	29.2%	39.8%	31.8%	30.6%	33.5%

The increase in operating margin is attributable to higher sales and gross profit as well as the leveraging of selling, general and administrative expenses.

Net Sales

In fiscal 2006, net sales increased 23.4% to $2.1 billion compared to $1.7 billion, in fiscal 2005. The net sales increase was driven by growth across all distribution channels. As a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct-to-Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct-to-Consumer segment.

Net sales by operating segment in fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal Year Ended			Percentage of Total Net Sales
	July 1, 2006	July 2, 2005	Rate of Increase	July 1, 2006	July 2, 2005
	(dollars in millions)
Direct	$1,610.7	$1,307.4	23.2%	76.3%	76.4%
Indirect	500.8	403.0	24.3	23.7	23.6
Total net sales	$2,111.5	$1,710.4	23.4%	100.0%	100.0%

Direct    Net sales increased 23.2% to $1.6 billion during fiscal 2006 from $1.3 billion during fiscal 2005, driven by increased sales from comparable stores, new stores and expanded stores. Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by 15% or more are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $167 million, $72 million and $13 million, respectively, of the net sales increase. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $41 million, $32 million and $11 million, respectively, of the net sales increase. Coach Japan’s reported net sales were negatively impacted by approximately $35 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures and a slight decline in the direct marketing channel.

Indirect    Net sales increased 24.3% to $500.8 million in fiscal 2006 from $403.0 million during fiscal 2005. This increase was driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of approximately $45 million, $36 million and $18 million, respectively, as compared to the prior year. Licensing revenue of approximately $9 million and $6 million in fiscal 2006 and fiscal 2005, respectively, is included in indirect sales.

Gross Profit

Gross profit increased 25.0% to $1.6 billion in fiscal 2006 as compared to $1.3 billion in fiscal 2005. Gross margin increased 100 basis points to 77.6% in fiscal 2006 from 76.6% in fiscal 2005, as gains from supply chain initiatives and product mix shifts, reflecting increased penetration of higher margin collections, more than offset the impact of channel mix. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit to fluctuate from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprise four categories: selling; advertising, marketing and design; distribution and customer service; and administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan operating expenses. These expenses are affected by the number of Coach and Coach Japan operated stores open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, as well as consulting and software expenses. Selling, general and administrative expenses increase as Coach and Coach Japan operate more stores, although an increase in the number of stores generally results in the fixed portion of selling, general and administrative expenses being spread over a larger sales base.

Selling, general and administrative expenses increased 18.4% to $874.3 million in fiscal 2006 from $738.2 million in fiscal 2005, driven primarily by selling expenses. During fiscal 2006, selling, general and administrative expenses as a percentage of net sales improved to 41.4% as compared to 43.2% during fiscal 2005. This improvement was due to leveraging our expense base on higher sales.

Selling expenses increased 17.0% to $581.9 million, or 27.6% of net sales, in fiscal 2006 from $497.3 million, or 29.1% of net sales, in fiscal 2005. The dollar increase in these expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales, new stores opened during the fiscal year and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates decreased reported expenses by approximately $16 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs increased by 27.7% to $100.6 million, or 4.8% of net sales, in fiscal 2006 from $78.8 million, or 4.6% of net sales, in fiscal 2005. This dollar increase was primarily due to increased staffing costs and increased design expenditures as well as increased development costs for new product categories.

Distribution and customer service expenses increased to $43.0 million in fiscal 2006 from $36.9 million in fiscal 2005. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.2% in fiscal 2005 to 2.0% in fiscal 2006.

Administrative expenses increased 18.8% to $148.8 million, or 7.0% of net sales, in fiscal 2006 from $125.2 million, or 7.3% of net sales, in fiscal 2005. The dollar increase in these expenses was primarily due to increased share-based compensation costs and other employee staffing costs. Included as a reduction to administrative expenses are business interruption proceeds of $2.0 million, related to our World Trade Center location.

Interest Income, Net

Net interest income was $32.6 million in fiscal 2006 as compared to $15.8 million in fiscal 2005. This increase was primarily due to higher returns on investments as a result of higher interest rates.

Provision for Income Taxes

The effective tax rate increased to 38.0% as compared to the 36.7% rate recorded in fiscal 2005. The increase is primarily attributable to the non-recurrence of a one time benefit that the Company recorded in the fourth quarter of fiscal 2005, related to the Company’s buyout of Sumitomo’s 50% interest in Coach Japan.

Minority Interest

Minority interest expense, net of tax, was $0 in fiscal 2006 compared to $13.6 million, or 0.8% of net sales, in fiscal 2005. The purchase of Sumitomo’s 50% interest in Coach Japan on July 1, 2005 eliminated minority interest as of the first quarter of fiscal 2006.

Net Income

Net income was $494.3 million in fiscal 2006 as compared to $358.6 million in fiscal 2005. This 37.8% increase is attributable to increased net sales as well as significant margin improvement, as discussed above.

Fiscal 2005 vs. Fiscal 2004

Results of operations for fiscal 2005 compared to fiscal 2004 are as follows:

	Fiscal Year Ended (1)
	July 2, 2005		July 3, 2004		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Total net sales	$1,710.4	100.0%	$1,321.1	100.0%	$389.3	29.5%
Gross profit	1,310.8	76.6	990.1	74.9	320.7	32.4
Selling, general and administrative expenses	738.2	43.2	584.8	44.3	153.4	26.2
Operating income	572.6	33.5	405.3	30.7	167.3	41.3
Interest income, net	15.8	0.9	3.2	0.2	12.6	392.5
Provision for income taxes	216.1	12.6	152.5	11.5	63.6	41.7
Minority interest, net of tax	13.6	0.8	18.0	1.4	(4.4)	(24.4)
Net income	$358.6	21.0%	$237.9	18.0%	$120.7	50.7%
Net income per share:
Basic	$0.95		$0.64		$0.31	48.2%
Diluted	$0.92		$0.62		$0.30	48.9%

(1)	Fiscal year ended July 3, 2004 was a 53 week year.

Operating Income

Operating income increased 41.3% to $572.6 million in 2005 as compared to $405.3 million in 2004. This increase was driven by increases in net sales and gross profit, offset by an increase in selling, general and administrative expenses.

The following chart illustrates our operating margin performance in fiscal 2005 and 2004:

	Operating Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2005	29.2%	39.8%	31.8%	30.6%	33.5%
Fiscal 2004	24.2%	36.6%	28.9%	30.1%	30.7%

The increase in operating margin is attributable to higher sales and gross profit as well as the leveraging of selling, general and administrative expenses.

Net Sales

Net sales by operating segment in fiscal 2005 as compared to fiscal 2004 are as follows:

	Fiscal Year Ended			Percentage of Total Net Sales
	July 2, 2005	July 3, 2004	Rate of Increase	July 2, 2005	July 3, 2004
	(dollars in millions)
Direct	$1,307.4	$1,002.7	30.4%	76.4%	75.9%
Indirect	403.0	318.4	26.6	23.6	24.1
Total net sales	$1,710.4	$1,321.1	29.5%	100.0%	100.0%

Direct    Net sales increased 30.4% to $1.3 billion during fiscal 2005 from $1.0 billion during fiscal 2004, driven by increased sales from comparable stores, new stores and expanded stores. In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $112 million, $85 million and $11 million, respectively, of the net sales increase. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $40 million, $30 million and $20 million, respectively, of the net sales increase. Coach Japan’s reported net sales were positively impacted by approximately $13 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were offset by $15.7 million of sales in the additional week of fiscal 2004 as well as store closures and a decline in the direct marketing channel.

Indirect    Net sales increased 26.6% to $403.0 million in fiscal 2005 from $318.4 million during fiscal 2004. This increase was driven by growth in the U.S. wholesale, international wholesale and business-to-business divisions, which contributed increased sales of approximately $48 million, $19 million and $10 million, respectively, as compared to the prior year. The remaining net sales increase is attributable to increases in other indirect channels. The net sales increase was slightly offset by $3.8 million of sales from other indirect channels during the additional week of fiscal 2004. Licensing revenue of approximately $6 million and $5 million in fiscal 2005 and fiscal 2004, respectively, is included in indirect sales.

Gross Profit

Gross profit increased 32.4% to $1.3 billion in fiscal 2005 from $990.1 million in fiscal 2004. Gross margin increased 170 basis points to 76.6% in fiscal 2005 from 74.9% in fiscal 2004. This improvement was driven by a shift in channel mix, as our higher gross margin channels grew faster than the business as a whole, a shift in product mix, reflecting increased penetration of higher margin mixed material product and accessories, and the continuing impact of sourcing cost initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 26.2% to $738.2 million in fiscal 2005 from $584.8 million in fiscal 2004. The dollar increase was caused primarily by increased store operating expenses attributable to new stores opened both domestically and in Japan and increased variable expenses to support increased net sales. As a percentage of net sales, selling, general and administrative expenses during fiscal 2005 were 43.2% compared to 44.3% during fiscal 2004. This improvement was due to leveraging our expense base on higher sales.

Selling expenses increased 28.8% to $497.3 million, or 29.1% of net sales, in fiscal 2005 from $386.2 million, or 29.2% of net sales, in fiscal 2004. The dollar increase in these expenses was primarily due to an increase in operating expenses associated with Coach Japan and operating expenses associated with North American stores that were opened during and after the end of fiscal 2004. The increase in Coach Japan expenses was driven by new store operating expenses, investment in corporate infrastructure, increased variable expenses related to higher sales and increased advertising expense to support the brand in Japan. In addition, the impact of foreign currency exchange rates increased reported expenses by approximately $6.0 million. In North America, the increase in operating expenses was primarily driven by expenses from new stores, as well as the non-comparable portion of expenses from stores opened in fiscal 2004. The remaining increase in selling expenses was due to increased variable expenses to support sales growth.

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

Administrative expenses increased 21.9% to $125.2 million, or 7.3% of net sales, in fiscal 2005 from $102.7 million, or 7.8% of net sales, in fiscal 2004. The dollar increase in these expenses was primarily due to increased compensation costs, including share-based compensation, as well as increased professional and consulting fees. Included as a reduction to administrative expenses are business interruption proceeds of $2.6 million, related to our World Trade Center location.

Interest Income, Net

Net interest income was $15.8 million in fiscal 2005, as compared to $3.2 million in fiscal 2004. This dollar change was due to increased positive cash balances during fiscal 2005 as well as higher returns on investments as a result of higher interest rates.

Provision for Income Taxes

The effective tax rate decreased to 36.7% in fiscal 2005 compared with the 37.3% recorded in fiscal 2004. As a result of the buyout of our joint venture partner in Coach Japan and a continued need to grow the Coach Japan business, we determined that the earnings of Coach Japan will be permanently reinvested and the tax provision previously recorded relating to the repatriation of those earnings was reversed. The reversal was recorded in the fourth quarter of fiscal 2005 and brought the full year to the lower effective annual rate.

Minority Interest

Minority interest expense, net of tax, decreased to $13.6 million, or 0.8% of net sales, in fiscal 2005 from $18.0 million, or 1.4% of net sales, in fiscal 2004. The decrease was primarily due to transfer price increases to Coach Japan, increased marketing expenses and additional infrastructure investments.

Net Income

Net income was $358.6 million in fiscal 2005 as compared to $237.9 million in fiscal 2004. This 50.7% increase is attributable to increased net sales as well as significant margin improvement, as discussed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operating activities was $596.6 million in fiscal 2006 compared to $475.6 million in fiscal 2005. The $121.0 million increase was primarily due to increased earnings of $135.7 million. The increase in earnings was offset by a $13.6 million decrease in minority interest expense, as a result of Coach’s acquisition on July 1, 2005 of Sumitomo’s 50% interest in Coach Japan. The remaining changes in assets and liabilities are attributable to normal operating fluctuations.

Net cash used in investing activities was $181.0 million in fiscal 2006 compared to $371.8 million in fiscal 2005. The decrease in net cash used in investing activities is primarily attributable to the non-recurrence of the $228.4 million buyout of Sumitomo’s 50% interest in Coach Japan. This decrease was offset by a $39.3 million increase in capital expenditures, primarily related to investments in corporate systems and infrastructure.

Net cash used in financing activities was $426.8 million in fiscal 2006 compared to $211.9 million in fiscal 2005. The $214.9 million increase in cash used is primarily attributable to $335.3 million of additional funds expended to repurchase common stock. This cash outflow was offset by the non-recurrence of $72.9 million distributed in the prior year as a result of the buyout of Coach Japan as well as an increase of $39.7 million in proceeds received from the exercise of stock options and a $30.7 million increase in the excess tax benefit realized related to these exercises. In addition, net borrowings on the Coach Japan revolving credit facility decreased $22.9 million.

On October 16, 2003, Coach, certain lenders and Bank of America, N.A. (‘‘Bank of America’’), as primary lender and administrative agent, renewed the $100 million senior unsecured revolving credit facility (the ‘‘Bank of America facility’’), extending the facility expiration to October 16, 2006. On June 23, 2005, this facility was extended for one additional year, to October 16, 2007. At Coach’s request, the Bank of America facility can be expanded to $125 million. This facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.

During fiscal 2006 and fiscal 2005 there were no borrowings under the Bank of America facility. Accordingly, as of July 1, 2006 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. The initial commitment fee was 15 basis points and the initial LIBOR margin was 62.5 basis points. At July 1, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points, reflecting an improvement in our fixed-charge coverage ratio.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen, or approximately $66.0 million, at July 1, 2006. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. These facilities include automatic renewals based on compliance with the covenants. Coach, Inc. is not a guarantor on any of these facilities.

During fiscal 2006 and 2005, the peak borrowings under the Japanese credit facilities were $21.6 million and $50.5 million, respectively. As of July 1, 2006 and July 2, 2005, outstanding borrowings under the Japanese credit facilities were $0 and $12.3 million, respectively.

In connection with the stock repurchase program, purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares and may be issued in the future for general corporate and other purposes. On May 11, 2005, the Coach Board of Directors approved a common stock repurchase program to acquire up to $250 million of Coach’s outstanding common stock. The Company completed this authorization during 2006. On May 9, 2006, the Coach Board of Directors approved an additional common stock repurchase program to acquire up to $500 million of Coach’s outstanding common stock. This authorization expires in June 2007. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2006 and 2005, the Company repurchased and retired 19.1 million and 11.0 million shares of common stock at an average cost of $31.50 and $24.09 per share, respectively. As of July 1, 2006, Coach had approximately $150 million remaining in the stock repurchase program.

In fiscal 2006, total capital expenditures were $133.9 million. In North America, Coach opened 25 new retail and seven new factory stores and expanded seven retail stores and five factory stores. These new and expanded stores accounted for approximately $56 million of the total capital expenditures. In addition, spending on department store renovations and distributor locations accounted for approximately $6 million of the total capital expenditures. In Japan, we invested approximately $14 million, primarily for the opening of 18 new locations and nine store expansions. The remaining capital expenditures related to corporate systems and infrastructure. These investments were financed from on hand cash, operating cash flows and by using funds from our Japanese revolving credit facilities.

For the fiscal year ending June 30, 2007, the Company expects total capital expenditures to be approximately $150 million. Capital expenditures will be primarily for new stores and expansions both in the U.S. and in Japan. We expect to open at least 35 new U.S. retail and factory stores and at least 15 net new locations in Japan, while continuing to invest in department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2006, Coach purchased approximately $519 million of inventory, which was funded by on hand cash, operating cash flow and by borrowings under the Japanese revolving credit facilities.

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

Prior to Coach’s spin off from the Sara Lee Corporation (‘‘Sara Lee’’), Sara Lee was a guarantor or a party to many of Coach’s leases. Coach has agreed to make efforts to remove Sara Lee from all of its existing leases, and Sara Lee is not a guarantor or a party to any new or renewed leases. Coach has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee, but for which Sara Lee retains contingent liability. Coach is required to maintain this letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit had a face amount of $20.6 million, and we expect this amount to decrease annually as Coach’s guaranteed obligations are reduced. As of July 1, 2006, the letter of credit was $15.1 million. We expect that we will be required to maintain the letter of credit for approximately 10 years.

As of July 1, 2006, the scheduled maturities of Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(amounts in millions)
Operating leases	$587.2	$77.2	$149.7	$137.6	$222.7
Long-term debt, including the current portion	3.3	0.2	0.5	0.7	1.9
Total	$590.5	$77.4	$150.2	$138.3	$224.6

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked to market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $3.3 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

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

The areas of accounting that involve significant judgments and estimates are inventories, share-based compensation, impairment of long lived assets, goodwill and indefinite life intangible assets and revenue recognition. In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policy that involves the selection of an alternative method is accounting for inventories. For more information on Coach’s accounting policies, please refer to the Notes to Consolidated Financial Statements.

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

Share-Based Compensation

During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) 123R, ‘‘Share-Based Payment,’’ which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with APB Opinion 25, ‘‘Accounting for Stock Issued to Employees’’ and related Interpretations and provided the required pro forma disclosures of SFAS 123, ‘‘Accounting for Stock-Based Compensation.’’ The Company elected to adopt the modified retrospective application method as provided by SFAS 123R and accordingly, all financial statement amounts for the prior periods presented have been adjusted to reflect the cost of such awards based on the grant-date fair value of the awards.

The determination of the grant-date fair value of the awards involves several assumptions, including expected term of the option and future volatility. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock.

Valuation of Long-Lived Assets

Long-lived assets other than goodwill and indefinite life intangible assets, which are separately tested for impairment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2006, 2005, or 2004.

Goodwill and Intangible Assets

The Company evaluates goodwill and indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2006, 2005 or 2004.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 151, ‘‘Inventory Costs – an amendment of ARB 43, Chapter 4.’’ SFAS 151 is an amendment of Accounting Research Board Opinion 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Staff Position (‘‘FSP’’) 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.’’ FSP 109-2 provides guidance under SFAS 109, ‘‘Accounting for Income Taxes,’’ with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company did not make any dividends under this provision, FSP 109-2 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 153, ‘‘Exchanges of Nonmonetary Assets – an amendment of APB Opinion 29,’’ which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), ‘‘Share-Based Payment,’’ which is a revision of SFAS 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS 123R supersedes Accounting Principles Board Opinion 25, ‘‘Accounting for Stock Issued to Employees.’’ The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 107 ‘‘Share-Based Payment.’’ SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations.’’ FIN 47 provides clarification regarding the meaning of the term ‘‘conditional asset retirement obligation’’ as used in FASB 143, ‘‘Accounting for Asset Retirement Obligations.’’ This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (‘‘EITF’’) reached consensus on EITF 05-6, ‘‘Determining the Amortization Period for Leasehold Improvements.’’ Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP 115-1 and 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’’ FSP’s 115-1 and 124-1 address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP’s 115-1 and 124-1 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP 123R-3, ‘‘Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.’’ This FSP provides an alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R. As the Company did not elect to adopt the alternative transition method, this FSP did not impact the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS 155, ‘‘Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140.’’ SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the EITF reached consensus on EITF 06-3, ‘‘Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.’’ EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,’’ which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk

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

Substantially all of Coach’s fiscal 2006 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Hungary, India, Italy, Korea, Philippines, Singapore, Spain, Taiwan, Thailand and Turkey. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan, are denominated in U.S. dollars and, therefore, are not hedged by Coach using any derivative instruments.

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

The foreign currency contracts entered into by the Company have durations no greater than 18 months. The fair values of open foreign currency derivatives included in current assets at July 1, 2006 and July 2, 2005 were $2.6 million and $1.5 million, respectively. As of July 1, 2006 and July 2, 2005, open foreign currency forward contracts designated as hedges with a notional amount of $114.8 million and $46.9 million were fair valued. For the year ended July 1, 2006, changes in derivative balances resulted in a reduction of other comprehensive income of $4.5 million, net of taxes. For the year ended July 2, 2005, changes in derivative balances resulted in an increase of other comprehensive income of $1.2 million, net of taxes.

Interest Rate

Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $3.3 million at July 1, 2006. A hypothetical 1% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 8.	Financial Statements and Supplementary Data

See ‘‘Index to Financial Statements,’’ which is located on page 35 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief

Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of July 1, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006 and concluded that it is effective.

The Company’s independent auditors have issued an audit report on management’s assessment of the effectiveness of internal control over financial reporting and on the Company’s internal control over financial reporting. This report appears on page 37.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information set forth in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.	Executive Compensation

The information set forth in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)    Security ownership of management set forth in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

(b)    There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions

The information set forth in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled ‘‘Matters Relating to Coach’s Independent Auditors’’ in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

See ‘‘Index to Financial Statements’’ which is located on page 35 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

(c)	Reports on Form 8-K. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
Date: August 24, 2006	By:	/s/ Lew Frankfort
Name: Lew Frankfort
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 24, 2006.

Signature	Title

/s/ Lew Frankfort	Chairman, Chief Executive Officer and Director

Lew Frankfort

/s/ Keith Monda	President, Chief Operating Officer and Director

Keith Monda

/s/ Michael F. Devine, III	Senior Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)

Michael F. Devine, III

/s/ Joseph Ellis	Director

Joseph Ellis

/s/ Susan Kropf	Director

Susan Kropf

/s/ Gary Loveman	Director

Gary Loveman

/s/ Ivan Menezes	Director

Ivan Menezes

/s/ Irene Miller	Director

Irene Miller

/s/ Michael Murphy	Director

Michael Murphy

/s/ Jide Zeitlin	Director

Jide Zeitlin

UNITED STATES
SECURITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS
For the Fiscal Year Ended July 1, 2006

COACH, INC.

New York, New York 10001

INDEX TO FINANCIAL STATEMENTS

Page Number
Financial Statements
Reports of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets –
At July 1, 2006 and July 2, 2005	38
Consolidated Statements of Income –
For Fiscal Years Ended July 1, 2006, July 2, 2005, and July 3, 2004	39
Consolidated Statements of Stockholders’ Equity –
For Fiscal Years Ended July 1, 2006, July 2, 2005, and July 3, 2004	40
Consolidated Statements of Cash Flows –
For Fiscal Years Ended July 1, 2006, July 2, 2005, and July 3, 2004	41
Notes to Consolidated Financial Statements	42
Market and Dividend Information	67
Financial Statement Schedules for the years ended July 1, 2006, July 2, 2005, and July 3, 2004:
Schedule II – Valuation and Qualifying Accounts	68

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the ‘‘Company’’) as of July 1, 2006 and July 2, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2006. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 1, 2006 and July 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and, adjusted all prior periods presented in accordance with the modified retrospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coach, Inc. and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended July 1, 2006 of the Company and our report dated August 24, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph relating to the Company’s change in fiscal 2006 of its method of accounting for stock-based compensation.

/s/ Deloitte & Touche LLP

New York, New York
August 24, 2006

COACH, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

ASSETS	July 1, 2006	July 2, 2005
Cash and cash equivalents	$143,388	$154,566
Short-term investments	394,177	228,485
Trade accounts receivable, less allowances of $6,000 and $4,124, respectively	84,361	65,399
Inventories	233,494	184,419
Deferred income taxes	78,019	50,820
Prepaid expenses and other current assets	41,043	25,671
Total current assets	974,482	709,360
Long-term investments	—	122,065
Property and equipment, net	298,531	203,862
Goodwill	227,811	238,711
Indefinite life intangibles	12,007	12,088
Deferred income taxes	84,077	54,545
Other noncurrent assets	29,612	29,526
Total assets	$1,626,520	$1,370,157
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$79,819	$64,985
Accrued liabilities	261,835	188,234
Revolving credit facility	—	12,292
Current portion of long-term debt	170	150
Total current liabilities	341,824	265,661
Deferred income taxes	31,655	4,512
Long-term debt	3,100	3,270
Other liabilities	61,207	40,794
Total liabilities	437,786	314,237
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding – 369,830,906 and 378,429,710 shares, respectively	3,698	3,784
Additional paid-in-capital	775,209	566,262
Retained earnings	417,087	484,971
Accumulated other comprehensive (loss) income	(7,260)	903
Total stockholders' equity	1,188,734	1,055,920
Total liabilities and stockholders' equity	$1,626,520	$1,370,157

See accompanying Notes to Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended(1)
	July 1, 2006	July 2, 2005	July 3, 2004
Net sales	$2,111,501	$1,710,423	$1,321,106
Cost of sales	472,622	399,652	331,024
Gross profit	1,638,879	1,310,771	990,082
Selling, general and administrative expenses	874,275	738,208	584,778
Operating income	764,604	572,563	405,304
Interest income, net	32,623	15,760	3,192
Income before provision for income taxes and minority interest	797,227	588,323	408,496
Provision for income taxes	302,950	216,070	152,504
Minority interest, net of tax	—	13,641	18,043
Net income	$494,277	$358,612	$237,949
Net income per share
Basic	$1.30	$0.95	$0.64
Diluted	$1.27	$0.92	$0.62
Shares used in computing net income per share
Basic	379,635	378,670	372,120
Diluted	388,495	390,191	385,558

(1)	Fiscal year ended July 3, 2004 was a 53-week fiscal year

See accompanying Notes to Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Total Stockholders' Equity	Preferred Stockholders' Equity	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Shares of Common Stock
Balances at June 28, 2003	$436,536	$—	$3,660	$253,944	$180,291	$(1,359)		366,018
Net income	237,949	—	—	—	237,949	—	$237,949
Shares issued for stock options and employee benefit plans	34,141	—	162	33,979	—	—		16,240
Share-based compensation	43,571	—	—	43,571	—	—
Excess tax benefit from exercise of stock options	95,239	—	—	95,239	—	—
Repurchase of common stock	(54,954)	—	(30)	(6,015)	(48,909)	—		(3,022)
Changes in derivatives balances	(460)	—	—	—	—	(460)	(460)
Translation adjustments	2,892	—	—	—	—	2,892	2,892
Minimum pension liability	1,122	—	—	—	—	1,122	1,122
Comprehensive income							$241,503
Balances at July 3, 2004	796,036	—	3,792	420,718	369,331	2,195		379,236
Net income	358,612	—	—	—	358,612	—	$358,612
Shares issued for stock options and employee benefit plans	42,988	—	102	42,886	—	—		10,194
Share-based compensation	55,880	—	—	55,880	—	—
Excess tax benefit from exercise of stock options	68,667	—	—	68,667	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—		(11,000)
Changes in derivatives balances	1,229	—	—	—	—	1,229	1,229
Translation adjustments	(2,331)	—	—	—	—	(2,331)	(2,331)
Minimum pension liability	(190)	—	—	—	—	(190)	(190)
Comprehensive income							$357,320
Balances at July 2, 2005	1,055,920	—	3,784	566,262	484,971	903		378,430
Net income	494,277	—	—	—	494,277	—	$494,277
Shares issued for stock options and employee benefit plans	78,444	—	105	78,339	—	—		10,456
Share-based compensation	69,190	—	—	69,190	—	—
Excess tax benefit from exercise of stock options	99,337	—	—	99,337	—	—
Repurchase of common stock	(600,271)	—	(191)	(37,919)	(562,161)	—		(19,055)
Changes in derivatives balances	(4,488)	—	—	—	—	(4,488)	(4,488)
Translation adjustments	(3,780)	—	—	—	—	(3,780)	(3,780)
Minimum pension liability	105	—	—	—	—	105	105
Comprehensive income							$486,114
Balances at July 1, 2006	$1,188,734	$—	$3,698	$775,209	$417,087	$(7,260)		369,831

See accompanying Notes to Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended(1)
	July 1, 2006	July 2, 2005	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$494,277	$358,612	$237,949
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	65,115	50,400	40,100
Share-based compensation	69,190	55,880	43,571
Minority interest	—	13,641	18,043
Excess tax benefit from share-based compensation	(99,337)	(68,667)	(95,239)
Increase in deferred tax assets	(56,731)	(54,990)	(8,237)
Increase (decrease) in deferred tax liabilities	33,788	(8,428)	15,791
Other noncash credits, net	(14,723)	3,881	3,372
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(18,962)	(9,675)	(20,254)
Increase in inventories	(49,075)	(22,506)	(18,106)
Increase in other assets	(6,130)	(14,885)	(3,861)
Increase in other liabilities	19,307	23,820	7,058
Increase in accounts payable	14,834	20,214	18,134
Increase in accrued liabilities	145,050	128,299	120,973
Net cash provided by operating activities	596,603	475,596	359,294
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(133,876)	(94,592)	(73,659)
Acquisition of joint venture	—	(228,431)	—
Proceeds from dispositions of property and equipment	237	18	58
Purchases of investments	(1,195,934)	(379,530)	(301,723)
Proceeds from maturities of investments	1,148,618	330,703	—
Net cash used in investing activities	(180,955)	(371,832)	(375,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(600,271)	(264,971)	(54,954)
Distribution of earnings to joint venture shareholders	—	(57,403)	—
Repayment of joint venture partner contribution	—	(15,524)	—
Repayment of long-term debt	(150)	(115)	(80)
Borrowings on revolving credit facility	58,512	359,503	168,865
Repayments of revolving credit facility	(70,804)	(348,910)	(193,637)
Proceeds from exercise of stock options	86,550	46,835	34,141
Excess tax benefit from share-based compensation	99,337	68,667	95,239
Net cash (used in) provided by financing activities	(426,826)	(211,918)	49,574
(Decrease) increase in cash and cash equivalents	(11,178)	(108,154)	33,544
Cash and cash equivalents at beginning of year	154,566	262,720	229,176
Cash and cash equivalents at end of year	$143,388	$154,566	$262,720
Cash paid for income taxes	$205,451	$162,702	$33,136
Cash paid for interest	$1,155	$238	$330
Noncash investing activity	$22,349	$—	$—

(1)	Fiscal year ended July 3, 2004 was a 53-week fiscal year

See accompanying Notes to Consolidated Financial Statements

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1.	Nature of Operations and Significant Accounting Policies

Nature of Operations

Coach, Inc. (the ‘‘Company’’) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, women’s and men’s accessories, outerwear, business, travel, watches, footwear and eyewear. Coach’s products are sold through direct-to-consumer channels, including Company-operated stores in North America and Japan, its online store and its catalogs, as well as through indirect channels, including department store locations in the United States, international department stores, freestanding retail locations and specialty retailers.

Significant Accounting Policies

Fiscal year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended July 1, 2006 (‘‘fiscal 2006’’) and July 2, 2005 (‘‘fiscal 2005’’) were each 52-week periods, whereas the fiscal year ended July 3, 2004 (‘‘fiscal 2004’’) was a 53-week period.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of less than 90 days at the date of purchase.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

Investments

Investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These securities are classified as held to maturity, as the Company has both the ability and the intent to hold these securities until maturity. Investments are recorded at amortized cost. Premiums are amortized and discounts are accreted over the lives of the related securities as adjustments to interest income. Dividend and interest income are recognized when earned.

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

Inventories

Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method (‘‘FIFO’’)) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method (‘‘LIFO’’)) or market. At the end of fiscal 2006 and 2005, inventories recorded at LIFO were $911 and $17 lower, respectively, than if they were valued at FIFO. Inventories valued under LIFO amounted to $54,651 and $40,861 in fiscal 2006 and 2005, respectively. Inventory costs include material, conversion costs, freight and duties.

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

Operating Leases

The Company's leases for office space, retail stores and the distribution facility are accounted for as operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit on the balance sheet and amortized over the lease term, which is consistent with the amortization period for the constructed assets. Rent expense is recorded when the Company takes possession of a store to begin its buildout, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

Company performed an impairment evaluation in fiscal 2006, 2005 and 2004 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses in fiscal 2006, 2005 or 2004.

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

Advertising

Advertising costs include direct marketing activities, such as catalogs, as well as media and production. In fiscal 2006, 2005 and 2004, advertising expenses totaled $35,887, $39,038, and $38,471, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS 123R, ‘‘Share-Based Payment.’’ Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Shipping and Handling

Shipping and handling costs incurred were $19,927, $16,188, and $13,080 in fiscal years 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, ‘‘Accounting for Income Taxes.’’ Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Coach does not provide for U.S. income taxes on the unremitted earnings of its foreign subsidiaries as the Company intends to permanently reinvest these earnings.

Minority Interest in Subsidiary

Minority interest in the statements of income represents Sumitomo Corporation’s share of the earnings in Coach Japan prior to the July 1, 2005 purchase of Sumitomo’s 50% interest in Coach Japan.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

Fair Value of Financial Instruments

The fair value of the revolving credit facility at July 1, 2006 and July 2, 2005 approximated its carrying value due to its floating interest rates. The Company has evaluated its Industrial Revenue Bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of July 1, 2006 and July 2, 2005, the carrying values of cash and cash equivalents, investments, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. See Note 4, ‘‘Investments,’’ for the fair values of the Company’s investments as of July 1, 2006.

Coach Japan enters into foreign currency forward contracts that hedge certain U.S. dollar denominated inventory risks. These contracts have been designated for hedge accounting. The fair value of these contracts is recognized in other comprehensive income. The fair value of the foreign currency derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Coach could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

The functional currency of the Company's foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 151, ‘‘Inventory Costs – an amendment of ARB 43, Chapter 4.’’ SFAS 151 is an amendment of Accounting Research Board Opinion 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Staff Position (‘‘FSP’’) 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.’’ FSP 109-2 provides guidance under SFAS 109, ‘‘Accounting for Income Taxes,’’ with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company did not make any dividends under this provision, FSP 109-2 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 153, ‘‘Exchanges of Nonmonetary Assets – an amendment of APB Opinion 29,’’ which eliminates certain narrow differences between APB 29 and

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), ‘‘Share-Based Payment,’’ which is a revision of SFAS 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS 123R supersedes Accounting Principles Board Opinion 25, ‘‘Accounting for Stock Issued to Employees.’’ The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 107 ‘‘Share-Based Payment.’’ SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 3, 2005. See Footnote 2 for further information.

In March 2005, the FASB issued SFAS Interpretation Number (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations.’’ FIN 47 provides clarification regarding the meaning of the term ‘‘conditional asset retirement obligation’’ as used in FASB 143, ‘‘Accounting for Asset Retirement Obligations.’’ This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (‘‘EITF’’) reached consensus on EITF 05-6, ‘‘Determining the Amortization Period for Leasehold Improvements.’’ Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP 115-1 and 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’’ FSP’s 115-1 and 124-1 address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP’s 115-1 and 124-1 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP 123R-3, ‘‘Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.’’ This FSP provides an alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R. As the Company did not elect to adopt the alternative transition method, this FSP did not impact the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS 155, ‘‘Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140.’’ SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

In June 2006, the EITF reached consensus on EITF 06-3, ‘‘Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.’’ EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,’’ which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Share-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS 123R, ‘‘Share-Based Payment,’’ which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with APB Opinion 25, ‘‘Accounting for Stock Issued to Employees’’ and related Interpretations and provided the required pro forma disclosures of SFAS 123, ‘‘Accounting for Stock-Based Compensation.’’ The Company elected to adopt the modified retrospective application method as provided by SFAS 123R and accordingly, all financial statement amounts for the prior periods presented have been adjusted to reflect the cost of such awards based on the grant-date fair value of the awards.

The Company maintains several share-based compensation plans which are more fully described below. The total compensation cost charged against income for these plans was $69,190, $55,880 and $43,571 for fiscal 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $27,191, $21,793 and $17,093 for fiscal 2006, 2005 and 2004, respectively.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

The following table details the modified retrospective application impact of SFAS 123R on previously reported amounts:

Fiscal Year Ended July 2, 2005	Adjusted	As Previously Reported

Selling, general and administrative expenses	$738,208	$688,961
Operating income	572,563	621,810
Income before provision for income taxes and minority interest	588,323	637,570
Provision for income taxes	216,070	235,277
Net income	358,612	388,652
Earnings per share:
Basic	0.95	1.03
Diluted	0.92	1.00
Net cash provided by operating activities	475,596	544,263
Net cash (used in) financing activities	(211,918)	(280,585)
Fiscal Year Ended July 3, 2004
Selling, general and administrative expenses	$584,778	$545,617
Operating income	405,304	444,465
Income before provision for income taxes and minority interest	408,496	447,657
Provision for income taxes	152,504	167,866
Net income	237,949	261,748
Earnings per share:
Basic	0.64	0.70
Diluted	0.62	0.68
Net cash provided by operating activities	359,294	454,533
Net cash provided by (used in) financing activities	49,574	(45,665)
At July 2, 2005
Deferred income taxes	$54,545	$31,520
Total assets	1,370,157	1,347,132
Accrued liabilities	188,234	188,353
Total current liabilities	265,661	265,780
Total liabilities	314,237	314,356
Additional paid-in capital	566,262	465,015
Retained earnings	484,971	576,141
Total stockholders' equity	1,055,920	1,032,776
Total liabilities and stockholders' equity	1,370,157	1,347,132

Coach Stock-Based Plans    Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options, shares and other forms of equity compensation to certain members of Coach management and the outside members of its Board of Directors. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals the market price of Coach’s stock on the date of grant and generally

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

has a maximum term of 10 years. Options generally vest ratably over three years. Share awards are restricted and subject to forfeiture until the retention period is completed. The retention period is generally three years.

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 5,378, 7,029, and 11,264, were granted in fiscal 2006, 2005 and 2004, respectively.

A summary of option activity under the Coach stock option plans as of July 1, 2006 and changes during the year then ended is as follows:

	Number of Outstanding Options	Weighted− Average Exercise Price	Weighted− Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 2, 2005	31,554	$16.17
Granted	13,513	34.17
Exercised	(13,393)	17.21
Forfeited or expired	(857)	21.06
Outstanding at July 1, 2006	30,817	$23.48	7.00	$278,432
Exercisable at July 1, 2006	13,507	$21.91	5.45	$142,520

The following table summarizes information about stock options under the Coach option plans at July 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 1, 2006	Weighted− Average Remaining Contractual Life (Years)	Weighted− Average Exercise Price	Number Exercisable at July 1, 2006	Weighted− Average Exercise Price
$2.00 - 5.00	1,332	4.90	$4.02	1,332	$4.02
$5.01 - 10.00	1,934	5.78	6.63	1,934	6.63
$10.01 - 20.00	11,820	7.44	15.64	3,239	15.23
$20.01 - 30.00	2,458	5.77	27.19	1,969	27.84
$30.01 - 37.00	13,273	7.23	34.18	5,033	34.49
	30,817	7.00	$23.48	13,507	$21.91

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Expected term (years)	2.6	1.4	1.6
Expected volatility	35.0%	29.2%	32.4%
Risk-free interest rate	4.2%	2.6%	1.6%
Dividend yield	—%	—%	—%

The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. The risk free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. As Coach does not pay dividends, the dividend yield is 0%.

The weighted-average grant-date fair value of options granted during fiscal 2006, 2005 and 2004 was $8.49, $3.10, and $2.45, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $232,507, $201,232, and $263,124, respectively. The total cash received from these option exercises was $86,550, $46,835 and $34,141 in fiscal 2006, 2005 and 2004, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $88,534, $78,480 and $106,458, respectively.

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about nonvested shares as of and for the year ended July 1, 2006:

	Number of Non-vested Shares	Weighted− Average Grant-Date Fair Value
Nonvested at July 2, 2005	1,861	$13.16
Granted	372	34.17
Vested	(845)	7.65
Forfeited	(59)	23.97
Nonvested at July 1, 2006	1,329	$22.06

The total fair value of shares vested during fiscal 2006, 2005 and 2004 was $27,593, $5,829 and $526, respectively.

As of July 1, 2006, there was $91,565 of total unrecognized compensation cost related to non-vested stock options and stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan    Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 162, 159, and 200 shares to employees in fiscal 2006, 2005 and

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

2004, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Expected lives (years)	0.5	0.5	0.5
Expected volatility	25.7%	27.6%	28.8%
Risk-free interest rate	3.7%	2.8%	1.2%
Dividend yield	—%	—%	—%

The weighted-average fair value of the purchase rights granted during fiscal 2006, 2005 and 2004 was $6.64, $6.24, and $4.85, respectively.

Deferred Compensation    Under the Coach, Inc. Executive Deferred Compensation Plan, executive officers and certain employees at or above the senior director level may elect to defer all or a portion of their annual bonus or annual base salary into the plan. Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach's outside directors may similarly defer their director's fees. Amounts deferred under these plans may, at the participants' election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at July 1, 2006 and July 2, 2005 were $3,622 and $4,777, respectively, and are included in other noncurrent liabilities in the consolidated balance sheets.

The following table summarizes share and exercise price information about Coach’s equity compensation plans as of July 1, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted− Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	32,146	$22.51	26,684
Equity compensation plans not approved by security holders	108	$16.75	3,050
Total	32,254		29,734

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

3.	Leases

Coach leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2020, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Minimum rentals	$77,376	$73,283	$55,352
Contingent rentals	16,380	12,101	7,555
Total rent expense	$93,756	$85,384	$62,907

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2007	$77,170
2008	75,889
2009	73,780
2010	70,122
2011	67,431
Subsequent to 2011	222,850
Total minimum future rental payments	$587,242

Certain operating leases provide for renewal for periods of five to ten years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

4.	Investments

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The following table shows the amortized cost, fair value, and unrealized gains and losses of the Company’s investments at July 1, 2006 and July 2, 2005:

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	July 1, 2006			July 2, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Short-term investments:
U.S. government and agency securities	$49,986	$49,641	$(345)	$55,000	$54,861	$(139)
Corporate debt securities	198,191	197,529	(662)	173,485	172,467	(1,018)
Municipal securities	146,000	146,000	—	—	—	—
Short-term investments	$394,177	$393,170	$(1,007)	$228,485	$227,328	$(1,157)
Long-term investments:
U.S. government and agency securities	$—	$—	$—	$49,945	$49,405	$(540)
Corporate debt securities	—	—	—	72,120	71,216	(904)
Long-term investments	$—	$—	$—	$122,065	$120,621	$(1,444)

Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. Actual maturities could differ from contractual maturities, as some borrowers have the right to call certain obligations.

As of July 1, 2006, U.S. corporate debt securities with a fair value of $20,000 and an unrealized loss of $100 have been in an unrealized loss position for less than twelve months. The remaining corporate debt securities and the U.S. government and agency securities have been in an unrealized loss position for greater than twelve months.

U.S. Government and Agency Securities    The unrealized loss on Coach’s investment in the Federal Home Loan Bank (FHLB) bond was caused by interest rate increases. Coach purchased this investment at a discount relative to its face amount, and the contractual cash flow of this investment is guaranteed by FHLB, which is an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because Coach has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, Coach does not consider this investment to be other-than-temporarily impaired at July 1, 2006.

Corporate Debt Securities    The unrealized loss on Coach’s investments in corporate bonds was caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of Coach's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because Coach has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Coach does not consider these investments to be other-than-temporarily impaired at July 1, 2006.

5.	Debt

Revolving Credit Facilities

On October 16, 2003, Coach, certain lenders and the Bank of America, N.A. (‘‘Bank of America’’), as primary lender and administrative agent, renewed the $100,000 senior unsecured revolving credit facility (the ‘‘Bank of America facility’’), extending the facility expiration to October 16, 2006. On June 23, 2005, this facility was extended for one additional year, to October 16, 2007. At Coach’s request, the Bank of America facility can be expanded to $125,000. This facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

During fiscal 2006 and 2005, there were no borrowings under the Bank of America facility. Accordingly, as of July 1, 2006 and July 2, 2005, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. The initial commitment fee was 15 basis points and the initial LIBOR margin was 62.5 basis points. At July 1, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points, reflecting an improvement in our fixed-charge coverage ratio.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen, or approximately $66,000, at July 1, 2006. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since their inception. These facilities include automatic renewals based on compliance with the covenants. Coach, Inc. is not a guarantor on any of these facilities.

During fiscal 2006 and 2005, the peak borrowings under the Japanese credit facilities were $21,568 and $50,461, respectively. As of July 1, 2006 and July 2, 2005, outstanding borrowings under the Japanese credit facilities were $0 and $12,292, respectively.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in 2014. As of July 1, 2006 and July 2, 2005, the remaining balance on the loan was $3,270 and $3,420, respectively. Future principal payments under the Industrial Revenue Bond are as follows:

Fiscal Year	Amount
2007	$170
2008	235
2009	285
2010	335
2011	385
Subsequent to 2011	1,860
Total	$3,270

6.	Commitments and Contingencies

At July 1, 2006 and July 2, 2005, the Company had letters of credit outstanding totaling $91,855 and $68,849, respectively. Of these amounts, $15,057 and $15,425, respectively, relate to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit for approximately 10 years. The remaining letters of credit, which expire at various dates through 2010, primarily collateralize the Company’s obligation to third parties for the purchase of inventory and lease guarantees.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

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

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach's general counsel and management are of the opinion that the final outcome will not have a material effect on Coach's cash flow, results of operations or financial position.

7.	Derivative Instruments and Hedging Activities

Substantially all purchases and sales involving international parties are denominated in U.S. dollars. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of Coach Japan’s U.S. dollar-denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily foreign exchange forward contracts, to manage these risks. These transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

The foreign currency contracts entered into by the Company have durations no greater than 18 months. The fair values of open foreign currency derivatives included in current assets at July 1, 2006 and July 2, 2005 were $2,578 and $1,535, respectively. As of July 1, 2006 and July 2, 2005, open foreign currency forward contracts designated as hedges with a notional amount of $114,825 and $46,900 were fair valued. For the year ended July 1, 2006, changes in derivative balances resulted in a reduction of other comprehensive income of $4,488, net of taxes. For the year ended July 2, 2005, changes in derivative balances resulted in an increase of other comprehensive income of $1,229, net of taxes.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended July 1, 2006 and July 2, 2005 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 3, 2004	$12,089	$1,516	$13,605
Coach Japan acquisition	225,263	—	225,263
Foreign exchange impact	(157)	—	(157)
Balance at July 2, 2005	237,195	1,516	238,711
Coach Japan acquisition adjustment	(2,666)	—	(2,666)
Foreign exchange impact	(8,234)	—	(8,234)
Balance at July 1, 2006	$226,295	$1,516	$227,811

The total carrying amount of intangible assets not subject to amortization is as follows:

	July 1, 2006	July 2, 2005
Trademarks	$9,788	$9,788
Workforce	2,219	2,300
Total Indefinite Life Intangible Assets	$12,007	$12,088

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

9.	Income Taxes

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 1, 2006		July 2, 2005		July 3, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes and minority interest:
United States	$712,981	89.4%	$535,448	91.0%	$349,701	85.6%
Foreign	84,246	10.6	52,875	9.0	58,795	14.4
Total income before provision for income taxes and minority interest	$797,227	100.0%	$588,323	100.0%	$408,496	100.0%
Tax expense at U.S. statutory rate	$279,029	35.0%	$205,913	35.0%	$142,974	35.0%
State taxes, net of federal benefit	29,160	3.7	31,309	5.3	14,523	3.6
Reversal of deferred U.S. taxes on foreign earnings	—	0.0	(16,247)	(2.8)	—	0.0
Foreign income subject to reduced tax rates	(11,548)	(1.4)	(4,458)	(0.8)	(5,182)	(1.3)
Other, net	6,309	0.8	(447)	(0.1)	189	0.0
Taxes at effective worldwide rates	$302,950	38.0%	$216,070	36.7%	$152,504	37.3%

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	July 1, 2006		July 2, 2005		July 3, 2004
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$261,592	$(19,381)	$184,318	$(46,981)	$128,449	$(21,020)
Foreign	7,555	8,321	28,228	1,276	2,302	19,538
State	50,993	(6,130)	60,849	(11,620)	25,468	(2,233)
Total current and deferred tax provisions (benefits)	$320,140	$(17,190)	$273,395	$(57,325)	$156,219	$(3,715)

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

The following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Deferred tax provisions (benefits)
Depreciation	$906	$(9,546)	$(3)
Employee benefits	811	(2,945)	(3,267)
Advertising accruals	(508)	2	(280)
Nondeductible reserves	(11,209)	(25,888)	(20,590)
Earnings of foreign subsidiaries	—	(9,226)	23,920
Other, net	(7,190)	(9,722)	(3,495)
Total deferred tax provisions (benefits)	$(17,190)	$(57,325)	$(3,715)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005
Deferred tax assets
Reserves not deductible until paid	$116,374	$69,003
Pension and other employee benefits	10,502	11,289
Property, plant and equipment	20,606	21,456
Other	14,614	3,617
Total deferred tax assets	$162,096	$105,365
Deferred tax liabilities
Equity adjustments	$3,107	$2,644
Goodwill	17,823	—
Other	20,222	4,719
Total deferred tax liabilities	$41,152	$7,363
Net deferred tax assets	$120,944	$98,002

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

10.	Retirement Plans

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $7,714, $8,621, and $7,620 in fiscal 2006, 2005 and 2004, respectively.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

Coach sponsors a noncontributory defined benefit plan, The Coach, Inc. Supplemental Pension Plan, (the ‘‘U.S. Plan’’) for individuals who are part of collective bargaining arrangements in the U.S. The U.S. Plan provides benefits based on years of service. Coach Japan sponsors a defined benefit plan for individuals who meet certain eligibility requirements. This plan provides benefits based on employees’ years of service and earnings.

The Company uses a March 31 measurement date for its defined benefit retirement plans. Obligation and funded status information for the Company’s defined benefit retirement plans is as follows:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,798	$5,260
Service cost	357	14
Interest cost	333	308
Actuarial (gain) loss	(59)	394
Prior service cost	755	—
Foreign exchange impact	(25)	—
Benefits paid	(436)	(178)
Benefit obligation at end of year	$6,723	$5,798
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,852	$2,706
Actual return on plan assets	241	34
Employer contributions	1,223	1,290
Benefits paid	(436)	(178)
Fair value of plan assets at end of year	$4,880	$3,852
Funded status
Funded status at end of year	$(1,843)	$(1,946)
Unrecognized net actuarial loss	2,286	2,117
Net amount recognized	$443	$171
Amounts recognized in the
Consolidated Balance Sheets
Accrued benefit liability	$(1,507)	$(1,946)
Accumulated other comprehensive income	1,950	2,117
Net amount recognized	$443	$171

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	July 1, 2006	July 2, 2005
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$6,723	$5,798
Accumulated benefit obligation	6,497	5,798
Fair value of plan assets	4,880	3,852
Additional Information
(Decrease) Increase in minimum liability included in other comprehensive income	$(166)	$350
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.42%	5.75%
Rate of compensation increase(1)	3.00%	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.25%	6.00%
Expected long term return on plan assets	6.75%	6.75%
Rate of compensation increase(1)	3.00%	N/A

(1)	Fiscal 2005 did not include the Coach Japan defined benefit plan. As the U.S. Plan provides benefits based on years of service only, the rate of compensation increase assumption was not applicable in fiscal 2005.

To develop the expected long-term rate of return on plan assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 6.75% assumption for the fiscal year ended July 1, 2006.

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Components of net periodic benefit cost
Service cost	$357	$14	$13
Interest cost	333	308	381
Expected return on plan assets	(255)	(181)	(281)
Amortization of net actuarial loss	313	190	246
Settlement loss	—	—	559
Net periodic benefit cost	$748	$331	$918

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

In the Company’s U.S. Plan, funds are contributed to a trust in accordance with regulatory limits. The weighted-average asset allocations of the U.S. Plan, by asset category, as of the measurement dates, are as follows:

	Plan Assets
	Fiscal 2006	Fiscal 2005
Asset Category
Domestic equities	61.3%	62.4
International equities	6.8	4.5
Fixed income	28.5	20.9
Cash equivalents	3.4	12.2
Total	100.0%	100.0

The goals of the investment program are to fully fund the obligation to pay retirement benefits in accordance with the Coach, Inc. Supplemental Pension Plan and to provide returns which, along with appropriate funding from Coach, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits. The target allocation range of percentages for each major category of plan assets are as follows:

	Minimum	Maximum
Equity securities	30%	70%
Fixed income	25%	55%
Cash equivalents	5%	25%

The equity securities category includes common stocks, preferred stocks, and co-mingled funds of approved securities. The target allocation of securities is a maximum of 5% of equity assets in any one individual common or preferred stock and a maximum of 15% in any one mutual fund.

Coach expects to contribute $355 to its U.S. Plan during the year ending June 30, 2007. In addition, Coach Japan expects to contribute $111 for benefit payments during the year ending June 30, 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Pension Benefits
2007	$418
2008	386
2009	660
2010	687
2011	700
2012 - 2016	3,956

11.	Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated stores in North America and Japan, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales of Coach products to other retailers and royalties earned on licensed products. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and consumer service expenses.

As a result of Coach’s acquisition of Sumitomo’s 50% interest in Coach Japan on July 1, 2005, the Company reevaluated the composition of its reportable segments and determined that Coach Japan should be a component of the Direct-to-Consumer segment. Previously, Coach Japan was included in the Indirect segment. All prior period information has been reclassified to include Coach Japan as a component of the Direct-to-Consumer segment.

Fiscal 2006	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$1,610,691	$500,810	$—	$2,111,501
Operating income (loss)	717,326	313,689	(266,411)	764,604
Income (loss) before provision
for income taxes and minority interest	717,326	313,689	(233,788)	797,227
Depreciation and amortization expense	43,177	5,506	16,432	65,115
Total assets	743,034	91,247	792,239	1,626,520
Additions to long-lived assets	70,440	6,036	57,400	133,876

Fiscal 2005	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$1,307,425	$402,998	$—	$1,710,423
Operating income (loss)	548,520	243,276	(219,233)	572,563
Income (loss) before provision
for income taxes and minority interest	548,520	243,276	(203,473)	588,323
Depreciation and amortization expense	37,275	4,362	8,763	50,400
Total assets	646,788	69,569	653,800	1,370,157
Additions to long-lived assets	70,801	4,778	19,013	94,592

Fiscal 2004	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$1,002,737	$318,369	$—	$1,321,106
Operating income (loss)	403,884	178,390	(176,970)	405,304
Income (loss) before provision
for income taxes and minority interest	403,884	178,390	(173,778)	408,496
Depreciation and amortization expense	30,054	3,509	6,537	40,100
Total assets	328,530	64,770	666,979	1,060,279
Additions to long-lived assets	57,589	3,884	12,186	73,659

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Production variances	$14,659	$11,028	$12,581
Advertising, marketing and design	(91,443)	(70,234)	(56,714)
Administration and information systems	(148,846)	(125,217)	(102,682)
Distribution and customer service	(40,781)	(34,810)	(30,155)
Total corporate unallocated	$(266,411)	$(219,233)	$(176,970)

Geographic Area Information

Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period. As of July 1, 2006, Coach operated 218 retail stores and 86 factory stores in North America and 118 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea.

Fiscal 2006	United States	Japan	Other International(1)	Total
Net sales	$1,574,285	$420,509	$116,707	$2,111,501
Long-lived assets	266,190	298,087	3,684	567,961
Fiscal 2005	United States	Japan	Other International(1)	Total
Net sales	$1,253,170	$372,326	$84,927	$1,710,423
Long-lived assets	314,919	288,338	2,995	606,252
Fiscal 2004	United States	Japan	Other International(1)	Total
Net sales	$982,668	$278,011	$60,427	$1,321,106
Long-lived assets	280,938	55,487	2,384	338,809

(1)	Other International sales reflect shipments to third-party distributors primarily in East Asia.

12.	Business Interruption Insurance

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

During fiscal 2006, 2005 and 2004, Coach received payments of $2,025, $2,644, and $2,657, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

13.	Earnings Per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Net income	$494,277	$358,612	$237,949
Total weighted-average basic shares	379,635	378,670	372,120
Dilutive securities:
Employee benefit and stock award plans	1,666	2,784	2,578
Stock option programs	7,194	8,737	10,860
Total weighted-average diluted shares	388,495	390,191	385,558
Earnings per share:
Basic	$1.30	$0.95	$0.64
Diluted	$1.27	$0.92	$0.62

At July 1, 2006, options to purchase 13,202 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $31.28 to $36.86, were greater than the average market price of the common shares.

At July 2, 2005, options to purchase 1,093 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $29.75 to $32.79, were greater than the average market price of the common shares.

At July 3, 2004, options to purchase 4,306 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $21.39 to $22.80, were greater than the average market price of the common shares.

14.	Stock Repurchase Program

The Coach Board of Directors approved common stock repurchase programs as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007

Purchases of Coach’s common stock will be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2006, 2005 and 2004, the Company repurchased and retired 19,055, 11,000, and 3,022 shares of common stock at an average cost of $31.50, $24.09, and $18.18 per share, respectively. As of July 1, 2006, Coach had approximately $150,000 remaining in the stock repurchase program.

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

15.	Acquisition of Coach Japan, Inc.

During fiscal 2006, the Company completed its purchase price allocation related to the July 1, 2005 acquisition of Sumitomo’s 50% interest in Coach Japan, Inc. At the time of the acquisition, Coach recorded the 50% interest in the assets and liabilities that were acquired through the transaction at fair values. The initial recorded fair values, purchase price allocation adjustments and final purchase price allocations are as follows:

Assets and liabilities acquired	As Previously Reported	Adjustments	Final Purchase Price Allocation
Trade accounts receivable	$15,369	$—	$15,369
Inventory	43,089	2,666	45,755
Property and equipment	21,848	—	21,848
Customer list	250	—	250
Workforce	2,300	—	2,300
Goodwill	225,263	(2,666)	222,597
Other assets	22,669	—	22,669
Other liabilities	30,672	—	30,672

16.	Balance Sheet Components

The components of certain balance sheet accounts are as follows:

	July 1, 2006	July 2, 2005
Property and Equipment
Land	$27,954	$—
Machinery and equipment	14,187	7,618
Furniture and fixtures	136,730	148,252
Leasehold improvements	270,232	243,784
Construction in progress	66,240	21,428
Less: accumulated depreciation	(216,812)	(217,220)
Total property and equipment, net	$298,531	$203,862
Accrued Liabilities
Income and other taxes	$69,017	$52,031
Payroll and employee benefits	78,215	65,653
Capital expenditures	21,243	—
Operating expenses	93,360	70,550
Total accrued liabilities	$261,835	$188,234

17.	Shareholder Rights Plan

On May 3, 2001, Coach declared a ‘‘poison pill’’ dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.

Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain

COACH, INC.

Notes to Consolidated Financial Statements – (Continued)
(dollars and shares in thousands, except per share data)

exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2006, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

18.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Fiscal Year
Fiscal 2006
Net sales	$448,951	$650,336	$497,859	$514,355	$2,111,501
Gross profit	341,361	504,676	389,769	403,073	1,638,879
Net income	93,615	174,174	108,846	117,642	494,277
Earnings per common share:
Basic	$0.25	$0.46	$0.28	$0.31	$1.30
Diluted	$0.24	$0.45	$0.28	$0.31	$1.27
Fiscal 2005
Net sales	$344,065	$531,759	$415,939	$418,660	$1,710,423
Gross profit	258,174	402,968	324,673	324,956	1,310,771
Net income	60,981	126,903	80,872	89,856	358,612
Earnings per common share:
Basic	$0.16	$0.33	$0.21	$0.24	$0.95
Diluted	$0.16	$0.32	$0.21	$0.23	$0.92
Fiscal 2004
Net sales(1)	$258,375	$411,513	$313,073	$338,145	$1,321,106
Gross profit	187,909	305,143	237,517	259,513	990,082
Net income	36,605	89,101	51,912	60,331	237,949
Earnings per common share:
Basic	$0.10	$0.24	$0.14	$0.16	$0.64
Diluted	$0.10	$0.23	$0.13	$0.15	$0.62

(1)	Fiscal 2004 fourth quarter and total fiscal year net sales include week 53 sales of $19,500

The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

*************************************************************************************

COACH, INC.

Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol ‘‘COH.’’ The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2006
	High	Low
Quarter ended
October 1, 2005	$36.22	$30.25
December 31, 2005	36.64	28.94
April 1, 2006	36.97	31.75
July 1, 2006	35.35	27.75
Closing price at June 30, 2006	$29.90
	Fiscal Year Ended 2005
	High	Low
Quarter ended
October 2, 2004	$23.03	$18.06
January 1, 2005	28.53	19.83
April 2, 2005	29.75	26.41
July 2, 2005	33.92	25.22
Closing price at July 1, 2005	$33.55
	Fiscal Year Ended 2004
	High	Low
Quarter ended
September 27, 2003	$14.82	$12.44
December 27, 2003	19.96	13.54
March 27, 2004	21.84	17.08
July 3, 2004	23.10	19.75
Closing price at July 2, 2004	$23.05

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

COACH, INC.

Schedule II – Valuation and Qualifying Accounts

For the Fiscal Years Ended July 1, 2006, July 2, 2005 and July 3, 2004
(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2006
Allowance for bad debts	$1,665	$29	$(50)	$1,644
Allowance for returns	2,459	6,572	(4,675)	4,356
Total	$4,124	$6,601	$(4,725)	$6,000
Fiscal 2005
Allowance for bad debts	$1,804	$100	$(239)	$1,665
Allowance for returns	3,652	4,303	(5,496)	2,459
Total	$5,456	$4,403	$(5,735)	$4,124
Fiscal 2004
Allowance for bad debts	$1,312	$610	$(118)	$1,804
Allowance for returns	4,783	3,292	(4,423)	3,652
Total	$6,095	$3,902	$(4,541)	$5,456

COACH, INC.

EXHIBITS TO FORM 10-K

For the Fiscal Year Ended July 1, 2006

Commission File No. 1-16153

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Amended and Restated Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated by reference from Exhibit 4.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Fleet National Bank, which is incorporated by reference from Exhibit 10.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004
10.5	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
10.6	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.7	Coach, Inc. Executive Deferred Compensation Plan, which is incorporated by reference from Exhibit 10.11 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.8	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on September 28, 2005
10.9	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.10	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.11	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.12	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
10.13	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
10.14	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.15	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.16	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.17	Employment Agreement dated June 1, 2003 between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.22 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.18	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.19	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.20	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.21	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.22	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

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

Current report on Form 8-K, filed with the Commission on April 27, 2006. This report contained the Company’s preliminary earnings results for the third quarter and first nine months of fiscal year 2006.

Current report on Form 8-K, filed with the Commission on May 15, 2006. This report announced that Lew Frankfort, Chairman and Chief Executive Officer, cancelled the remainder of his existing trading plan with Goldman, Sachs & Co. pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.

Current report on Form 8-K, filed with the Commission on June 21, 2006. This report announced the appointment of Jide Zeitlin and Susan Kropf to the Company’s Board of Directors.

Current report on Form 8-K, filed with the Commission on August 9, 2006. This report contained the Company’s preliminary earnings results for the fourth quarter and full fiscal year 2006.