Form 10-Q
period 2006-09-30
COACH INC
filed 2006-11-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

On October 27, 2006, the Registrant had 367,476,781 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 29 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain ‘‘forward-looking statements’’, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘intend’’, ‘‘estimate’’, ‘‘are positioned to’’, ‘‘continue’’, ‘‘project’’, ‘‘guidance’’, ‘‘forecast’’, ‘‘anticipated’’, or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to periodic filings with the SEC.

PART I

ITEM 1.    Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2006	July 1, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$95,552	$143,388
Short-term investments	360,781	394,177
Trade accounts receivable, less allowances of $7,010 and $6,000, respectively	118,082	84,361
Inventories	300,855	233,494
Other current assets	148,137	119,062
Total current assets	1,023,407	974,482
Property and equipment, net	320,996	298,531
Goodwill	222,777	227,811
Indefinite life intangibles	11,957	12,007
Other noncurrent assets	97,363	113,689
Total assets	$1,676,500	$1,626,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,173	$79,819
Accrued liabilities	301,155	261,835
Revolving credit facility	7,380	—
Current portion of long-term debt	235	170
Total current liabilities	394,943	341,824
Long-term debt	2,865	3,100
Other liabilities	86,580	92,862
Total liabilities	484,388	437,786
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding – 366,818,318 and 369,830,906 shares, respectively	3,668	3,698
Additional paid-in-capital	793,115	775,209
Retained earnings	402,708	417,087
Accumulated other comprehensive loss	(7,379)	(7,260)
Total stockholders' equity	1,192,112	1,188,734
Total liabilities and stockholders' equity	$1,676,500	$1,626,520

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	September 30,	October 1,
	2006	2005
Net sales	$553,851	$448,951
Cost of sales	129,171	107,590
Gross profit	424,680	341,361
Selling, general and administrative expenses	227,014	196,252
Operating income	197,666	145,109
Interest income, net	6,589	5,887
Income before provision for income taxes	204,255	150,996
Provision for income taxes	78,639	57,381
Net income	$125,616	$93,615
Net income per share
Basic	$0.34	$0.25
Diluted	$0.34	$0.24
Shares used in computing net income per share
Basic	368,171	379,551
Diluted	373,672	389,972

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Total Stockholders' Equity	Preferred Stockholders' Equity	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Shares of Common Stock

Balances at July 2, 2005	$1,055,920	$—	$3,784	$566,262	$484,971	$903		378,430

Net income	494,277	—	—	—	494,277	—	$494,277
Shares issued for stock options and employee benefit plans	78,444	—	105	78,339	—	—		10,456
Share-based compensation	69,190	—	—	69,190	—	—
Excess tax benefit from share-based compensation	99,337	—	—	99,337	—	—
Repurchase of common stock	(600,271)	—	(191)	(37,919)	(562,161)	—		(19,055)
Changes in derivatives balances, net of tax	(4,488)	—	—	—	—	(4,488)	(4,488)
Translation adjustments, net of tax	(3,780)	—	—	—	—	(3,780)	(3,780)
Minimum pension liability, net of tax	105	—	—	—	—	105	105
Comprehensive income							$486,114

Balances at July 1, 2006	1,188,734	—	3,698	775,209	417,087	(7,260)		369,831

Net income	125,616	—	—	—	125,616	—	$125,616
Shares issued for stock options and employee benefit plans	24,290	—	20	24,270	—	—		1,989
Share-based compensation	12,702	—	—	12,702	—	—
Excess tax benefit from share-based compensation	7,546	—	—	7,546	—	—
Adjustment to excess tax benefit from share-based compensation	(16,658)	—	—	(16,658)	—	—
Repurchase of common stock	(149,999)	—	(50)	(9,954)	(139,995)	—		(5,002)
Changes in derivatives balances, net of tax	3,788	—	—	—	—	3,788	3,788
Translation adjustments, net of tax	(3,907)	—	—	—	—	(3,907)	(3,907)
Comprehensive income							$125,497
Balances at September 30, 2006	$1,192,112	$—	$3,668	$793,115	$402,708	$(7,379)		366,818

See accompanying Notes to Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,616	$93,615
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,832	13,989
Share-based compensation	12,702	13,001
Excess tax benefit from share-based compensation	(7,546)	(18,357)
Increase (decrease) in deferred tax assets	10,212	(2,560)
(Decrease) increase in deferred tax liabilities	(16,883)	248
Other noncash credits, net	(1,184)	(6,219)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(33,721)	(39,507)
Increase in inventories	(67,361)	(30,832)
Increase in other assets	(18,402)	(15,211)
Increase in other liabilities	5,572	1,053
Increase in accounts payable	6,354	5,265
Increase in accrued liabilities	46,554	40,149
Net cash provided by operating activities	80,745	54,634
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,268)	(21,885)
Proceeds from dispositions of property and equipment	123	—
Purchases of investments	(270,564)	(129,679)
Proceeds from maturities of investments	303,650	50,000
Net cash used in investing activities	(3,059)	(101,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(149,999)	(29,973)
Repayment of long-term debt	(170)	(150)
Borrowings on revolving credit facility	16,845	11,636
Repayments of revolving credit facility	(9,465)	(19,061)
Proceeds from exercise of stock options	26,379	19,845
Excess tax benefit from share based-compensation	7,546	18,357
Adjustment to excess tax benefit from share-based compensation	(16,658)	—
Net cash (used in) provided by financing activities	(125,522)	654
Decrease in cash and cash equivalents	(47,836)	(46,276)
Cash and cash equivalents at beginning of period	143,388	154,566
Cash and cash equivalents at end of period	$95,552	$108,290
Cash paid for income taxes	$41,456	$12,089
Cash paid for interest	$25	$58
Noncash investing activity	$5,341	$—

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

1.    BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (‘‘Coach’’ or the ‘‘Company’’) and all 100% owned subsidiaries, including Coach Japan, Inc. (‘‘Coach Japan’’). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 1, 2006 (‘‘fiscal 2006’’).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2007 (‘‘fiscal 2007’’).

2.    SHARE-BASED PAYMENT

During the first quarter of fiscal 2007 and 2006, the total compensation cost charged against income for share-based payment arrangements was $12,702 and $13,001, respectively. The total income tax benefit recognized in the income statement from these plans during the first quarter of fiscal 2007 and 2006 was $4,954 and $5,206, respectively.

Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options and shares to certain members of Coach management and the outside members of its Board of Directors. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years. Share awards are subject to forfeiture until the vesting period, which is generally three years, is complete.

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

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

Stock Options

A summary of option activity under the Coach option plans as of September 30, 2006 and changes during the period then ended is as follows:

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	30,817	$23.48
Granted	5,957	29.97
Exercised	(2,031)	15.77
Forfeited or expired	(342)	31.74
Outstanding at September 30, 2006	34,401	$24.97	7.32	$233,429
Exercisable at September 30, 2006	17,650	$22.25	5.94	$170,702

The following table summarizes information about stock options under the Coach option plans at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable at September 30, 2006	Weighted- Average Exercise Price
$2.00 - 5.00	1,300	4.66	$4.04	1,300	$4.04
$5.01 - 10.00	1,789	5.56	6.61	1,789	6.61
$10.01 - 20.00	10,140	7.24	15.70	6,119	15.58
$20.01 - 30.00	7,943	8.69	29.08	1,777	27.74
$30.01 - 37.00	13,229	7.06	34.15	6,665	34.66
	34,401	7.32	$24.97	17,650	$22.25

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Quarter Ended
	September 30, 2006	October 1, 2005
Expected lives (years)	2.45	3.75
Expected volatility	30.02%	37.43%
Risk-free interest rate	4.92%	4.11%
Dividend yield	0.0%	0.0%

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

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2007 and 2006 was $6.98 and $11.06, respectively. The total intrinsic value of

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

options exercised during the first quarter of fiscal 2007 and 2006 was $31,947 and $52,401, respectively. The total cash received from these option exercises was $26,379 and $19,845, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $11,272 and $20,983, respectively.

At September 30, 2006, $101,249 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.7 years.

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested shares as of and for the period ended September 30, 2006:

	Number of Non-vested Shares	Weighted- Average Grant-Date Fair Value
Non-vested at July 1, 2006	1,329	$22.06
Granted	160	29.09
Vested	(145)	12.89
Forfeited	(6)	27.66
Non-vested at September 30, 2006	1,338	$23.87

The total fair value of shares vested during the first quarter of fiscal 2007 and 2006 was $4,386 and $12,622, respectively. At September 30, 2006, $17,595 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.6 years.

The Company recorded an adjustment in the first quarter of fiscal 2007 to reduce additional paid in capital by $16,658, with a corresponding increase to current liabilities, due to an excess tax benefit from share-based compensation overstatement in the fourth quarter of fiscal 2006. This immaterial adjustment is reflected within the cash flows from financing activities of the Consolidated Statement of Cash Flows.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

3.    INVESTMENTS

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The following table shows the amortized cost, fair value, and unrealized losses of the Company’s investments at September 30, 2006 and July 1, 2006:

	Period Ended
	September 30, 2006			July 1, 2006
	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Short-term investments:
U.S. government and agency securities	$64,347	$64,287	$(60)	$49,986	$49,641	$(345)
Corporate debt securities	158,934	158,671	(263)	198,191	197,529	(662)
Municipal securities	137,500	137,500	—	146,000	146,000	—
Short-term investments	$360,781	$360,458	$(323)	$394,177	$393,170	$(1,007)

Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. Actual maturities could differ from contractual maturities, as some borrowers have the right to call certain obligations.

4.    DEBT

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarter of fiscal 2007 and 2006, there were no borrowings under the Bank of America facility. As of September 30, 2006 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At September 30, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

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

During the first quarter of fiscal 2007 and 2006, the peak borrowings under the Japanese credit facilities were $12,761 and $12,292, respectively. As of September 30, 2006 and July 1, 2006, the outstanding borrowings under the Japanese facilities were $7,380 and $0, respectively.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the period ended September 30, 2006, by operating segment, are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 1, 2006	$226,295	$1,516	$227,811
Foreign exchange impact	(5,034)	—	(5,034)
Balance at September 30, 2006	$221,261	$1,516	$222,777

The total carrying amount of intangible assets not subject to amortization is as follows:

	September 30, 2006	July 1, 2006
Trademarks	$9,788	$9,788
Workforce	2,169	2,219
Total Indefinite Life Intangible Assets	$11,957	$12,007

6.    COMMITMENTS AND CONTINGENCIES

At September 30, 2006, the Company had letters of credit outstanding totaling $87,945. Of this amount, $15,057 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued primarily for purchases of inventory.

Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome should not have a material effect on Coach’s financial position, results of operations or cash flows.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The fair value of open foreign currency derivatives included in current assets at September 30, 2006 and July 1, 2006 was $13,538 and $2,578, respectively. For the quarter ended September 30, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $3,788, net of taxes. For the quarter ended October 1, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $566, net of taxes.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

8.    RETIREMENT PLANS

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended
	September 30, 2006	October 1, 2005
Service cost	$183	$3
Interest cost	88	82
Expected return on plan assets	(77)	(64)
Recognized actuarial loss	54	57
Net periodic pension cost	$248	$78

9.    SEGMENT INFORMATION

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company operated stores in North America and Japan, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales of Coach products to other retailers and royalties earned on licensed product. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and customer service expenses.

Quarter Ended September 30, 2006	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$404,220	$149,631	$—	$553,851
Operating income (loss)	166,419	94,321	(63,074)	197,666
Income (loss) before provision
for income taxes	166,419	94,321	(56,485)	204,255
Depreciation and amortization expense	12,891	1,625	4,316	18,832
Total assets	832,365	145,108	699,027	1,676,500
Additions to long-lived assets	23,983	1,477	10,808	36,268
Quarter Ended October 1, 2005
Net sales	$314,545	$134,406	$—	$448,951
Operating income (loss)	123,575	83,422	(61,888)	145,109
Income (loss) before provision
for income taxes	123,575	83,422	(56,001)	150,996
Depreciation and amortization expense	10,143	1,243	2,603	13,989
Total assets	673,899	118,461	709,412	1,501,772
Additions to long-lived assets	15,712	1,611	4,562	21,885

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended
	September 30,	October 1,
	2006	2005
Production variances	$2,914	$1,393
Advertising, marketing and design	(25,696)	(19,938)
Administration and information systems	(28,933)	(34,076)
Distribution and customer service	(11,359)	(9,267)
Total corporate unallocated	$(63,074)	$(61,888)

GEOGRAPHIC AREA INFORMATION

As of September 30, 2006, Coach operated 227 retail stores and 87 factory stores in the United States, 3 retail stores in Canada, and 126 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

Quarter Ended September 30, 2006	United States	Japan	Other International	Total
Net sales	$427,537	$99,538	$26,776	$553,851
Long-lived assets	286,254	294,019	4,387	584,660
Quarter Ended October 1, 2005
Net sales	$331,310	$84,025	$33,616	$448,951
Long-lived assets	284,040	295,203	2,845	582,088

10.    EARNINGS PER SHARE

Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and share awards.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended
	September 30,	October 1,
	2006	2005
Net earnings	$125,616	$93,615
Total weighted-average basic shares	368,171	379,551
Dilutive securities:
Employee benefit and share award plans	1,447	1,748
Stock option programs	4,054	8,673
Total weighted-average diluted shares	373,672	389,972
Earnings per share:
Basic	$0.34	$0.25
Diluted	$0.34	$0.24

At September 30, 2006, options to purchase 13,227 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $30.48 to $36.86, were greater than the average market price of the common shares.

At October 1, 2005, options to purchase 4,959 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $33.77 to $35.14, were greater than the average market price of the common shares.

11.    STOCK REPURCHASE PROGRAM

The Coach Board of Directors has approved the following common stock repurchase programs:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007

During the first quarter of fiscal 2007, the Company repurchased 5,002 shares of common stock at an average cost of $29.99 per share. During the first quarter of fiscal 2006, the Company repurchased 921 shares of common stock at an average cost of $32.54 per share.

As of September 30, 2006, Coach had completed the total authorization under its most recent stock repurchase program. On October 20, 2006, the Board of Directors approved a new common stock repurchase program. Refer to Note 14, ‘‘Subsequent Event’’ for additional information.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

12.    COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, gains and losses from derivative instruments designated as cash flow hedges and the effects of foreign currency translation. Total comprehensive income is as follows:

	Quarter Ended
	September 30,	October 1,
	2006	2005
Net income	$125,616	$93,615
Changes in derivative balances, net of tax	3,788	(566)
Translation adjustments, net of tax	(3,907)	(2,646)
Comprehensive income	$125,497	$90,403

13.    RECENT ACCOUNTING DEVELOPMENTS

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

In September 2006, the FASB issued SFAS 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

132(R).’’ SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158 on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.’’ SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial statements.

14.    SUBSEQUENT EVENT

On October 20, 2006, the Coach Board of Directors approved a new stock repurchase program to acquire up to $500,000 of Coach’s outstanding common stock through June 2008. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares and may be issued in the future for general corporate or other purposes. The Company may terminate or limit the stock repurchase program at any time.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms ‘‘Coach,’’ ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Coach, Inc., including consolidated subsidiaries.

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

Coach seeks to deliver excellent business results and superior shareholder returns. In the first quarter of fiscal 2007, an increase in sales, combined with an improvement in margins, continued to drive net income and earnings per share growth. The highlights of the first quarter of fiscal 2007 were:

•	Earnings per share rose 40.0% to $0.34 per diluted share, compared with $0.24 per diluted share in the same period of the prior year, as net income rose 34.2% to $125.6 million, compared with $93.6 million in the same period of the prior year.

•	Net sales totaled $553.9 million, reflecting a 23.4% increase over prior year sales of $449.0 million.

•	Direct-to-consumer sales, which consist primarily of sales at Coach stores in the U.S. and Japan, rose 28.5% to $404.3 million during the first quarter of fiscal 2007, compared to $314.6 million in the first quarter of fiscal 2006.

•	Comparable store sales in the U.S. rose 21.4%, with retail stores up 16.0% and factory stores up 27.1%.

•	Japan sales, when translated into U.S. dollars, rose 15.8% driven by new stores, mid-single-digit retail comparable store sales and expanded stores. These increases in sales reflect a 5.5% decrease due to currency translation.

In North America, during the first quarter of fiscal 2007, we opened 12 new retail stores and two new factory stores, closed one factory store in the U.S., and expanded two factory stores, bringing the total number of retail and factory stores in North America to 230 and 87, respectively, at September 30, 2006, compared to 199 and 85, respectively, at October 1, 2005. In Japan, we opened eight new locations and expanded two locations, bringing the total number of locations in Japan at September 30, 2006 to 126, compared to 107 at October 1, 2005.

RESULTS OF OPERATIONS

Results of operations for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 are as follows:

	Quarter Ended
	September 30, 2006		October 1, 2005		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Total net sales	$553.9	100.0%	$449.0	100.0%	$104.9	23.4%
Gross profit	424.7	76.7	341.4	76.0	83.3	24.4
Selling, general and administrative expenses	227.0	41.0	196.3	43.7	30.8	15.7
Operating income	197.7	35.7	145.1	32.3	52.6	36.2
Interest income, net	6.6	1.2	5.9	1.3	0.7	11.9
Provision for income taxes	78.6	14.2	57.4	12.8	21.3	37.0
Net income	$125.6	22.7%	$93.6	20.8%	$32.0	34.2%
Net income per share:
Basic	$0.34		$0.25		$0.09	38.3%
Diluted	$0.34		$0.24		$0.10	40.0%

Operating Income

Operating income increased 36.2% to $197.7 million in the first quarter of fiscal 2007 as compared to $145.1 million in the first quarter of fiscal 2006. This increase was driven by increases in net sales and gross profit, offset by an increase in selling, general and administrative expenses.

The following chart illustrates our operating margin performance:

	Operating Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2007	35.7%	—	—	—	—
Fiscal 2006	32.3%	42.1%	33.2%	35.0%	36.2%

The increase in operating margin is attributable to higher sales and gross profit as well as the leveraging of selling, general and administrative expenses.

Net Sales

Net sales by business segment in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 are as follows:

	Quarter Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	September 30, 2006	October 1, 2005	Rate of Increase	September 30, 2006	October 1, 2005
	(dollars in millions)		(FY07 v. FY06)
Direct-to-consumer	$404.3	$314.6	28.5%	73.0%	70.1%
Indirect	149.6	134.4	11.3%	27.0	29.9
Total net sales	$553.9	$449.0	23.4%	100.0%	100.0%

Direct-to-Consumer    Net sales increased 28.5% to $404.3 million during the first quarter of fiscal 2007 from $314.6 million during the same period in fiscal 2006, driven primarily by increased comparable store sales, new store sales and expanded store sales in our North America and Japan stores.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $43.0 million, $25.0 million and $6.0 million, respectively, of the net sales increase. Since the end of the first quarter of fiscal 2006, Coach has opened 31 new retail stores and 2 net new factory stores, and expanded four retail stores and seven factory stores in North America. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $11.0 million, $6.0 million and $1.0 million, respectively, of the net sales increase. Since the end of the first quarter of fiscal 2006, Coach has opened 22 new locations and expanded ten locations in Japan. Coach Japan’s reported net sales were negatively impacted by approximately $5.0 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

Indirect    Net sales increased 11.3% to $149.6 million in the first quarter of fiscal 2007 from $134.4 million during the same period of fiscal 2006. This increase was driven by growth primarily in the business-to-business and U.S. wholesale divisions, which contributed increased sales of approximately $9.0 million and $6.0 million, respectively, as compared to the same period in the prior year. Licensing revenue of approximately $3.0 million and $2.0 million in the first quarter of fiscal 2007 and 2006, respectively, is included in indirect sales.

Gross Profit

Gross profit increased 24.4% to $424.7 million in the first quarter of fiscal 2007 from $341.4 million during the same period of fiscal 2006. Gross margin increased 70 basis points to 76.7% in the first quarter of fiscal 2007 from 76.0% during the same period of fiscal 2006, as gains from product mix shifts, reflecting increased penetration of higher margin collections, and supply chain initiatives more than offset the impact of channel mix, as our factory store channel grew faster than the business as a whole.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.7% to $227.0 million in the first quarter of fiscal 2007 from $196.3 million during the same period of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses during the first quarter of fiscal 2007 were 41.0% compared to 43.7% during the first quarter of fiscal 2006. This improvement is attributable to leveraging our expense base on higher sales.

Selling expenses increased 21.4% to $158.3 million, or 28.7% of net sales, in the first quarter of fiscal 2007 from $130.4 million, or 29.0% of net sales, in the first quarter of fiscal 2006. The dollar increase in these expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates decreased reported expenses by approximately $2.0 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs increased 27.4% to $27.9 million, or 5.0% of net sales, in the first quarter of fiscal 2007, from $21.9 million, or 4.9% of net sales, during the same period of fiscal 2006. The dollar increase was primarily due to increased employee staffing costs and design expenditures.

Distribution and customer service expenses increased to $11.9 million in the first quarter of fiscal 2007 from $9.9 million during the same period of fiscal 2006. The dollar increase in these expenses was primarily due to higher sales volumes. However, efficiency gains at the distribution and customer service facility resulted in an improvement in the ratio of these expenses to net sales from 2.2% in the first quarter of fiscal 2006 to 2.1% in the first quarter of fiscal 2007.

Administrative expenses decreased 15.2% to $28.9 million, or 5.2% of net sales, in the first quarter of fiscal 2007 from $34.1 million, or 7.6% of net sales, during the same period of fiscal 2006. The decrease in these expenses was primarily due to decreased employee staffing costs and decreased consulting services.

Interest Income, Net

Net interest income was $6.6 million in the first quarter of fiscal 2007 as compared to $5.9 million in the first quarter of fiscal 2006. This increase was primarily due to higher returns on our investments as a result of higher interest rates.

Provision for Income Taxes

The effective tax rate was 38.5% in the first quarter of fiscal 2007 as compared to 38% in the first quarter of fiscal 2006. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Net Income

Net income was $125.6 million in the first quarter of fiscal 2007 as compared to $93.6 million in the first quarter of fiscal 2006. This 34.2% increase is attributable to increased net sales as well as significant margin improvement, as discussed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operating activities was $80.7 million in the first quarter of fiscal 2007 compared to $54.6 million in the first quarter of fiscal 2006. The year-to-year improvement of $26.1 million was primarily the result of an increase in first quarter earnings of $32.0 million offset by changes in assets and liabilities attributable to normal operating conditions.

Net cash used in investing activities was $3.1 million in the first quarter of fiscal 2007 compared to $101.6 million in the first quarter of fiscal 2006. The decrease in net cash used is primarily attributable to a $112.8 million decrease in net purchases of investments. This decrease was offset by a $14.4 million increase in capital expenditures, related to new and renovated retail stores in the United States and Japan and investments in corporate systems and infrastructure. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used by financing activities was $125.5 million in the first quarter of fiscal 2007 compared to $0.7 million generated from financing activities in the first quarter of fiscal 2006. The change of $126.2 million in net cash used primarily resulted from a $120.0 million increase in funds expended to repurchase common stock in the first quarter of fiscal 2007. In addition, there was a $10.8 million decrease in excess tax benefit from share-based compensation and a $16.7 million decrease related to an adjustment to reverse a portion of the excess tax benefit previously recognized from share-based compensation in the fourth quarter of fiscal 2006. These decreases were offset by a $14.8 million shift from cash used to repay borrowings to cash received from borrowings on the Japanese credit facility as well as a $6.5 million increase in proceeds received from the exercise of stock options.

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarter of fiscal 2007 and 2006 there were no borrowings under the Bank of America facility. As of September 30, 2006 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At September 30, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen or approximately $64.5 million at September 30, 2006. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

During the first quarter of fiscal 2007 and 2006, the peak borrowings under the Japanese credit facilities were $12.8 million and $12.3 million, respectively. As of September 30, 2006 and July 1, 2006, outstanding borrowings under the Japanese revolving credit facility agreements were $7.4 million and $0, respectively.

In connection with Coach’s stock repurchase program, purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first quarter of fiscal 2007, the Company repurchased 5.0 million shares of common stock at an average cost of $29.99 per share. During the first quarter of fiscal 2006, the Company repurchased 0.9 million shares of common stock at an average cost of $32.54 per share.

As of September 30, 2006, Coach had completed the authorization under its most recent stock repurchase program. On October 20, 2006, the Coach Board of Directors approved a new stock repurchase program to acquire up to $500 million of Coach’s outstanding common stock through June 2008.

We expect that fiscal 2007 capital expenditures will be approximately $150 million and will relate primarily to new stores and expansions both in the U.S. and Japan. In North America, we expect to open at least 35 new retail and factory stores, of which 14 were opened by the end of the first quarter of fiscal 2007. In Japan, we expect to open at least 15 net new locations in Japan, of which eight were opened by the end of the first quarter of fiscal 2007. We will also continue to invest in department store and distributor locations. We intend to finance these investments from internally generated cash flows, on hand cash, or by using funds from our Japanese revolving credit facilities.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2007, Coach purchased approximately $129 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 1, 2006 are those that depend most heavily on these judgements and estimates. As of September 30, 2006, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

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

In September 2006, the FASB issued SFAS 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158 on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.’’ SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s non-licensed product needs during the first quarter of fiscal 2007 were purchased from independent manufacturers in countries other than the United States. These countries include China, Dominican Republic, Hungary, India, Indonesia, Italy, Korea, Mauritius, Singapore, Spain, Taiwan and Turkey. Additionally, sales are made through international channels to third party distributors. However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

The fair value of open foreign currency derivatives included in current assets at September 30, 2006 and July 1, 2006 was $13.5 million and $2.6 million, respectively. For the quarter ended September 30, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $3.8 million, net of taxes. For the quarter ended October 1, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $0.6, net of taxes.

Interest Rate

Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $10.5 million at September 30, 2006. Of this amount, $7.4 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4.    Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the first quarter of fiscal 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in thousands, except per share data)
Period 1 (7/2/06 - 8/5/06)	—	$—	—	$150,000
Period 2 (8/6/06 - 9/2/06)	5,002	29.99	5,002	—
Period 3 (9/3/06 - 9/30/06)	—	—	—	—
Total	5,002	$29.99	5,002

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007

ITEM 4.    Submission of Matters to a Vote of Security Holders

In connection with the 2006 Annual Meeting of Stockholders held on November 2, 2006, stockholders were asked to vote with respect to one proposal. A total of 329,302,968 votes were cast as follows:

Proposal Number 1 – Election of Directors – The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld
Lew Frankfort	316,867,647	12,435,320
Susan Kropf	326,309,535	2,993,433
Gary Loveman	303,970,527	25,332,440
Ivan Menezes	304,050,332	25,252,635
Irene Miller	304,018,881	25,284,087
Keith Monda	321,490,981	7,811,986
Michael Murphy	296,706,570	32,596,398
Jide Zeitlin	326,356,147	2,946,820

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

Current report on Form 8-K, filed with the Commission on August 9, 2006. This report contained the Company’s preliminary earnings results for the fourth quarter and full fiscal year 2006.

Current report on Form 8-K, filed with the Commission on October 26, 2006. This report contained the Company’s preliminary earnings results for the first quarter of fiscal year 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: November 7, 2006