Form 10-Q
period 2006-12-30
COACH INC
filed 2007-02-08
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2006

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

On February 2, 2007, the Registrant had 370,173,392 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 29 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain ‘‘forward-looking statements’’, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘intend’’, ‘‘estimate’’, ‘‘are positioned to’’, ‘‘continue’’, ‘‘project’’, ‘‘guidance’’, ‘‘forecast’’, ‘‘anticipated’’, or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1.    Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 30, 2006	July 1, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$265,335	$143,388
Short-term investments	554,588	394,177
Trade accounts receivable, less allowances of $8,712 and $6,000, respectively	125,099	84,361
Inventories	249,577	233,494
Other current assets	144,108	119,062
Total current assets	1,338,707	974,482
Property and equipment, net	329,324	298,531
Goodwill	221,226	227,811
Indefinite life intangibles	11,939	12,007
Other noncurrent assets	99,703	113,689
Total assets	$2,000,899	$1,626,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,094	$79,819
Accrued liabilities	328,019	261,835
Revolving credit facility	14,309	—
Current portion of long-term debt	235	170
Total current liabilities	424,657	341,824
Long-term debt	2,865	3,100
Other liabilities	90,479	92,862
Total liabilities	518,001	437,786
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding – 369,082,546 and 369,830,906 shares, respectively	3,691	3,698
Additional paid-in-capital	855,094	775,209
Retained earnings	630,181	417,087
Accumulated other comprehensive loss	(6,068)	(7,260)
Total stockholders’ equity	1,482,898	1,188,734
Total liabilities and stockholders’ equity	$2,000,899	$1,626,520

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net sales	$836,387	$650,336	$1,390,238	$1,099,287
Cost of sales	191,911	145,660	321,082	253,250
Gross profit	644,476	504,676	1,069,156	846,037
Selling, general and administrative expenses	282,489	230,734	509,503	426,986
Operating income	361,987	273,942	559,653	419,051
Interest income, net	7,888	6,990	14,477	12,877
Income before provision for income taxes	369,875	280,932	574,130	431,928
Provision for income taxes	142,402	106,758	221,041	164,139
Net income	$227,473	$174,174	$353,089	$267,789
Net income per share
Basic	$0.62	$0.46	$0.96	$0.70
Diluted	$0.61	$0.45	$0.94	$0.69
Shares used in computing net income per share
Basic	368,138	380,837	368,346	380,144
Diluted	375,496	390,620	374,775	390,247

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Total Stockholders’ Equity	Preferred Stockholders’ Equity	Common Stockholders’ Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Shares of Common Stock
Balances at July 2, 2005	$1,055,920	$—	$3,784	$566,262	$484,971	$903		378,430
Net income	494,277	—	—	—	494,277	—	$494,277
Shares issued for stock options and employee benefit plans	78,444	—	105	78,339	—	—		10,456
Share-based compensation	69,190	—	—	69,190	—	—
Excess tax benefit from share-based compensation	99,337	—	—	99,337	—	—
Repurchase of common stock	(600,271)	—	(191)	(37,919)	(562,161)	—		(19,055)
Changes in derivatives balances, net of tax	(4,488)	—	—	—	—	(4,488)	(4,488)
Translation adjustments, net of tax	(3,780)	—	—	—	—	(3,780)	(3,780)
Minimum pension liability, net of tax	105	—	—	—	—	105	105
Comprehensive income							$486,114
Balances at July 1, 2006	1,188,734	—	3,698	775,209	417,087	(7,260)		369,831
(Unaudited):
Net income	353,089	—	—	—	353,089	—	$353,089
Shares issued for stock options and employee benefit plans	58,484	—	43	58,441	—	—		4,254
Share-based compensation	26,086	—	—	26,086	—	—
Excess tax benefit from share-based compensation	21,970	—	—	21,970	—	—
Adjustment to excess tax benefit from share- based compensation	(16,658)	—	—	(16,658)	—	—
Repurchase of common stock	(149,999)	—	(50)	(9,954)	(139,995)	—		(5,002)
Changes in derivatives balances, net of tax	4,345	—	—	—	—	4,345	4,345
Translation adjustments, net of tax	(3,153)	—	—	—	—	(3,153)	(3,153)
Comprehensive income							$354,281
Balances at December 30, 2006	$1,482,898	$—	$3,691	$855,094	$630,181	$(6,068)		369,083

See accompanying Notes to Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	December 30, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$353,089	$267,789
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38,916	31,625
Share-based compensation	26,086	30,080
Excess tax benefit from share-based compensation	(21,970)	(57,284)
Increase (decrease) in deferred tax assets	9,173	(7,341)
Decrease in deferred tax liabilities	(16,663)	(583)
Other noncash credits, net	(226)	(6,685)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(40,738)	(57,646)
Increase in inventories	(16,083)	(20,623)
Increase in other assets	(14,746)	(11,619)
Increase in other liabilities	9,627	3,128
Increase in accounts payable	2,275	22,747
Increase in accrued liabilities	96,903	110,060
Net cash provided by operating activities	425,643	303,648
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(73,808)	(50,822)
Proceeds from dispositions of property and equipment	123	—
Purchases of investments	(800,091)	(453,662)
Proceeds from maturities of investments	639,214	215,500
Net cash used in investing activities	(234,562)	(288,984)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(149,999)	(95,498)
Repayment of long-term debt	(170)	(150)
Borrowings on revolving credit facility	57,225	45,048
Repayments of revolving credit facility	(42,916)	(44,103)
Proceeds from exercise of stock options	61,414	53,314
Excess tax benefit from share-based compensation	21,970	57,284
Adjustment to excess tax benefit from share-based compensation	(16,658)	—
Net cash (used in) provided by financing activities	(69,134)	15,895
Increase in cash and cash equivalents	121,947	30,559
Cash and cash equivalents at beginning of period	143,388	154,566
Cash and cash equivalents at end of period	$265,335	$185,125
Cash paid for income taxes	$184,622	$85,508
Cash paid for interest	$572	$94
Noncash investing activity – property and equipment obligations incurred	$15,951	$6,087

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and six months ended December 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2007 (‘‘fiscal 2007’’).

2.    Share-Based Payment Plans

During the second quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income for share-based payment plans was $13,384 and $17,079, respectively and the total income tax benefit recognized in the income statement from these plans was $5,326 and $6,839, respectively. During the first six months of fiscal 2007 and fiscal 2006, total compensation cost charged against income for share-based payment plans was $26,086 and $30,080, respectively and the total income tax benefit recognized in the income statement from these plans was $10,280 and $12,045, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Stock Options

A summary of option activity under the Coach option plans as of December 30, 2006 and changes during the period then ended is as follows:

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	30,817	$23.48
Granted	6,491	30.83
Exercised	(4,414)	16.71
Forfeited or expired	(617)	30.21
Outstanding at December 30, 2006	32,277	$25.75	7.13	$555,517
Exercisable at December 30, 2006	15,382	$23.02	5.63	$306,753

The following table summarizes information about stock options under the Coach option plans at December 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 30, 2006	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable at December 30, 2006	Weighted- Average Exercise Price
$2.00-5.00	939	4.35	$3.96	939	$3.96
$5.01-10.00	1,588	5.27	6.64	1,588	6.64
$10.01-20.00	8,899	7.00	15.73	4,927	15.64
$20.01-30.00	7,715	8.46	29.19	1,743	27.85
$30.01-40.00	12,913	6.87	34.24	6,185	34.63
$40.01-44.00	223	6.52	42.51	—	—
	32,277	7.13	$25.75	15,382	$23.02

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Six Months Ended
	December 30, 2006	December 31, 2005
Expected lives (years)	2.41	2.83
Expected volatility	29.98%	35.18%
Risk-free interest rate	4.92%	4.20%
Dividend yield	0.0%	0.0%

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2007 and fiscal 2006 were $7.04 and $8.92, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2007 and fiscal 2006 were $86,327 and $162,549, respectively. The total cash received from these option exercises was $61,414 and $53,314, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $30,619 and $64,572, respectively.

At December 30, 2006, $94,563 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.7 years.

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested shares as of and for the period ended December 30, 2006:

	Number of Non-vested Shares	Weighted-Average Grant-Date Fair Value
Non-vested at July 1, 2006	1,329	$22.06
Granted	265	31.04
Vested	(145)	12.89
Forfeited	(12)	29.17
Non-vested at December 30, 2006	1,437	$24.74

The total fair value of shares vested during the first six months of fiscal 2007 and fiscal 2006 were $4,386 and $12,622, respectively. At December 30, 2006, $18,385 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.5 years.

The Company recorded an adjustment in the first quarter of fiscal 2007 to reduce additional paid-in-capital by $16,658, with a corresponding increase to current liabilities, due to an excess tax benefit from share-based compensation overstatement in the fourth quarter of fiscal 2006. This immaterial adjustment is reflected within the cash flows from financing activities of the Consolidated Statement of Cash Flows.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

3.    Investments

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The following table shows the amortized cost, fair value, and unrealized losses of the Company’s investments at December 30, 2006 and July 1, 2006:

	December 30, 2006			July 1, 2006
	Amortized Cost	Fair Value	Unrealized (Loss)	Amortized Cost	Fair Value	Unrealized (Loss)
Short-term investments:
U.S. government and agency securities	$69,199	$69,199	$—	$49,986	$49,641	$(345)
Corporate debt securities	197,814	197,735	(79)	198,191	197,529	(662)
Municipal securities	287,575	287,575	—	146,000	146,000	—
Short-term investments	$554,588	$554,509	$(79)	$394,177	$393,170	$(1,007)

Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. Actual maturities could differ from contractual maturities, as some borrowers have the right to call certain obligations.

4.    Debt

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2007 and fiscal 2006, there were no borrowings under the Bank of America facility. As of December 30, 2006 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 30, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

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

During the first six months of fiscal 2007 and fiscal 2006, the peak borrowings under the Japanese credit facilities were $25,518 and $21,568, respectively. As of December 30, 2006 and July 1, 2006, the outstanding borrowings under the Japanese facilities were $14,309 and $0, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

5.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the period ended December 30, 2006, by operating segment, are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 1, 2006	$226,295	$1,516	$227,811
Foreign exchange impact	(6,585)	—	(6,585)
Balance at December 30, 2006	$219,710	$1,516	$221,226

The total carrying amount of intangible assets not subject to amortization is as follows:

	December 30, 2006	July 1, 2006
Trademarks	$9,788	$9,788
Workforce	2,151	2,219
Total Indefinite Life Intangible Assets	$11,939	$12,007

6.    Commitments and Contingencies

At December 30, 2006, the Company had letters of credit outstanding totaling $92,672. Of this amount, $14,941 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued primarily for purchases of inventory.

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

The fair value of open foreign currency derivatives included in current assets at December 30, 2006 and July 1, 2006 was $15,626 and $2,578, respectively. For the six months ended December 30, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $4,345, net of taxes. For the six months ended December 31, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $1,811, net of taxes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

8.    Retirement Plans

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Service cost	$183	$3	$366	$6
Interest cost	88	81	176	163
Expected return on plan assets	(77)	(63)	(154)	(127)
Recognized actuarial loss	55	57	109	114
Net periodic pension cost	$249	$78	$497	$156

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

Quarter Ended December 30, 2006	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$675,355	$161,032	$—	$836,387
Operating income (loss)	337,122	102,866	(78,001)	361,987
Income (loss) before provision for income taxes	337,122	102,866	(70,113)	369,875
Depreciation and amortization expense	14,009	1,715	4,360	20,084
Total assets	811,689	109,302	1,079,908	2,000,899
Additions to long-lived assets	16,944	6,418	10,082	33,444

Quarter Ended December 31, 2005	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$503,807	$146,529	$—	$650,336
Operating income (loss)	245,275	94,070	(65,403)	273,942
Income (loss) before provision for income taxes	245,275	94,070	(58,413)	280,932
Depreciation and amortization expense	10,790	1,524	5,322	17,636
Total assets	702,074	103,194	953,895	1,759,163
Additions to long-lived assets	25,774	4,117	5,133	35,024

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Six Months Ended December 30, 2006	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$1,079,575	$310,663	$—	$1,390,238
Operating income (loss)	503,541	197,187	(141,075)	559,653
Income (loss) before provision for income taxes	503,541	197,187	(126,598)	574,130
Depreciation and amortization expense	26,900	3,340	8,676	38,916
Total assets	811,689	109,302	1,079,908	2,000,899
Additions to long-lived assets	40,927	7,895	20,890	69,712

Six Months Ended December 31, 2005	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Net sales	$818,352	$280,935	$—	$1,099,287
Operating income (loss)	368,850	177,492	(127,291)	419,051
Income (loss) before provision for income taxes	368,850	177,492	(114,414)	431,928
Depreciation and amortization expense	20,933	2,767	7,925	31,625
Total assets	702,074	103,194	953,895	1,759,163
Additions to long-lived assets	41,486	5,728	9,695	56,909

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Production variances	$2,908	$2,654	$5,822	$4,047
Advertising, marketing and design	(28,325)	(25,030)	(54,021)	(44,968)
Administration and information systems	(37,559)	(31,615)	(66,492)	(65,691)
Distribution and customer service	(15,025)	(11,412)	(26,384)	(20,679)
Total corporate unallocated	$(78,001)	$(65,403)	$(141,075)	$(127,291)

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

Geographic Area Information

As of December 30, 2006, Coach operated 233 retail stores and 90 factory stores in the United States, 4 retail stores in Canada, and 127 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

Quarter Ended December 30, 2006	United States	Japan	Other International	Total
Net sales	$667,199	$138,156	$31,032	$836,387
Long-lived assets	294,928	292,407	4,951	592,286

Quarter Ended December 31, 2005	United States	Japan	Other International	Total
Net sales	$500,384	$116,212	$33,740	$650,336
Long-lived assets	233,667	282,516	3,159	519,342

Six Months Ended December 30, 2006	United States	Japan	Other International	Total
Net sales	$1,094,736	$237,694	$57,808	$1,390,238
Long-lived assets	294,928	292,407	4,951	592,286

Six Months Ended December 31, 2005	United States	Japan	Other International	Total
Net sales	$831,694	$200,237	$67,356	$1,099,287
Long-lived assets	233,667	282,516	3,159	519,342

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

10.    Earnings Per Share

Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and share awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net income	$227,473	$174,174	$353,089	$267,789
Total weighted-average basic shares	368,138	380,837	368,346	380,144
Dilutive securities:
Employee benefit and share award plans	869	1,900	1,158	1,824
Stock option programs	6,489	7,883	5,271	8,279
Total weighted-average diluted shares	375,496	390,620	374,775	390,247
Earnings per share:
Basic	$0.62	$0.46	$0.96	$0.70
Diluted	$0.61	$0.45	$0.94	$0.69

At December 30, 2006, options to purchase 223 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $41.93 to $43.09, were greater than the average market price of the common shares.

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

The Coach Board of Directors has approved the following common stock repurchase programs:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80,000	September 2004
January 30, 2003	$100,000	January 2006
August 12, 2004	$200,000	August 2006
May 11, 2005	$250,000	May 2007
May 9, 2006	$500,000	June 2007
October 20, 2006	$500,000	June 2008

The Company did not repurchase any shares during the second quarter of fiscal 2007. During the second quarter of fiscal 2006, the Company repurchased and retired 2,043 shares at an average cost of $32.07 per share.

COACH, INC.

Notes to Condensed Consolidated Financial Statements  - (Continued)
(dollars and shares in thousands, except per share data)
(unaudited)

During the first six months of fiscal 2007 and fiscal 2006, the Company repurchased and retired 5,002 and 2,964 shares, respectively, of common stock, at an average cost of $29.99 and $32.22, respectively, per share.

As of December 30, 2006, $500,000 remained available for future repurchases under the existing program.

12.    Comprehensive Income

Comprehensive income is comprised of net income, gains and losses from derivative instruments designated as cash flow hedges, net of tax, and the effects of foreign currency translation, net of tax. Total comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net income	$227,473	$174,174	$353,089	$267,789
Changes in derivative balances	557	(1,245)	4,345	(1,811)
Translation adjustments	754	(3,654)	(3,153)	(6,300)
Comprehensive income	$228,784	$169,275	$354,281	$259,678

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (‘‘EITF’’) Issue 06-3, ‘‘How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).’’ EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. As the Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis, the adoption of EITF 06-3 will not have an impact on the Company’s consolidated financial statements.

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
(dollars and shares in thousands, except per share data)
(unaudited)

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

Executive Overview

Coach designs and markets high-quality, modern American classic accessories. Our primary product offerings include handbags, women’s and men’s accessories, outerwear, business, travel, watches, footwear and eyewear. We sell products directly to consumers through Company-operated stores in North America and Japan, the Internet and catalogs and indirectly through wholesale customers primarily in the U.S. and Asia. Coach seeks to deliver excellent business results and superior shareholder returns. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In the second quarter of fiscal 2007, an increase in sales, combined with an improvement in operating margins, continued to drive net income and earnings per share growth. We believe Coach reached a new level of popularity among North American consumers as we generated the highest level of holiday comparable store sales gains in our history as a public company. These sales gains were driven by monthly introductions of new products that were well received by our consumers. The highlights of the second quarter of fiscal 2007 were:

•	Net income rose 30.6% to $227.5 million compared to $174.2 million in the prior year period.

•	Earnings per share rose 35.9% to $0.61 per diluted share, compared with $0.45 per diluted share in the same period of the prior year.

•	Net sales totaled $836.4 million, reflecting a 28.6% increase over prior year sales of $650.3 million.

•	Direct-to-consumer sales rose 34.1% to $675.4 million during the second quarter of fiscal 2007, compared to $503.8 million in the second quarter of fiscal 2006.

•	Comparable store sales in the U.S. rose 25.7%, with retail stores up 20.8% and factory stores up 33.4%.

•	Coach Japan sales, when translated into U.S. dollars, rose 17.5% driven by new stores, mid-single-digit comparable store sales and expanded stores. These increases in sales reflect a 0.7% increase due to currency translation.

In North America, during the second quarter of fiscal 2007, we opened seven new retail stores and three new factory stores, bringing the total number of retail and factory stores in North America to 237 and 90, respectively, at December 30, 2006, compared to 203 and 84, respectively, at December 31, 2005. In Japan, we opened two new locations, expanded one location, and closed one location, bringing the total number of locations in Japan at December 30, 2006 to 127, compared to 109 at December 31, 2005.

Results of Operations

Second Quarter Fiscal 2007 Compared to Second Quarter Fiscal 2006

Results of operations for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 are as follows:

	Quarter Ended
	(unaudited)
	December 30, 2006		December 31, 2005		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Total net sales	$836.4	100.0%	$650.3	100.0%	$186.1	28.6%
Gross profit	644.5	77.1	504.7	77.6	139.8	27.7
Selling, general and administrative expenses	282.5	33.8	230.7	35.5	51.8	22.4
Operating income	362.0	43.3	273.9	42.1	88.0	32.1
Interest income, net	7.9	0.9	7.0	1.1	0.9	12.8
Provision for income taxes	142.4	17.0	106.8	16.4	35.6	33.4
Net income	$227.5	27.2%	$174.2	26.8%	$53.3	30.6%
Net income per share:
Basic	$0.62		$0.46		$0.16	35.1%
Diluted	$0.61		$0.45		$0.16	35.9%

Net Sales

Net sales by business segment in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 are as follows:

	Quarter Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	December 30, 2006	December 31, 2005	Rate of Increase	December 30, 2006	December 31, 2005
	(dollars in millions)		(FY07 v. FY06)
Direct-to-consumer	$675.4	$503.8	34.1%	80.7%	77.5%
Indirect	161.0	146.5	9.9%	19.3	22.5
Total net sales	$836.4	$650.3	28.6%	100.0%	100.0%

Direct-to-Consumer.    Net sales increased 34.1% to $675.4 million during the second quarter of fiscal 2007 from $503.8 million during the same period in fiscal 2006, driven by increased comparable store sales, new store sales and expanded store sales.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $90 million, $50 million and $10 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2006, Coach has opened 34 new retail stores and six net new factory stores, and expanded one retail store and seven factory stores in North America. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $14 million, $4 million and $1 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2006, Coach has opened 18 net new locations and expanded ten locations in Japan. Coach Japan’s reported net sales were positively impacted by approximately $1 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

Indirect.    Net sales increased 9.9% to $161.0 million in the second quarter of fiscal 2007 from $146.5 million during the same period of fiscal 2006, driven by growth primarily in the U.S. wholesale division, which contributed increased sales of approximately $18 million. This sales increase was offset by an approximately $6 million decrease in sales in the international wholesale division, as shipments to our customers were curbed in consideration of slowing Japanese travel trends in our markets and to ensure healthy inventory levels. Licensing revenue of approximately $3 million and $2 million in the second quarter of fiscal 2007 and fiscal 2006, respectively, is included in indirect sales.

Operating Income

Operating income increased 32.1% to $362.0 million in the second quarter of fiscal 2007 as compared to $273.9 million in the second quarter of fiscal 2006, driven by increases in net sales and gross profit, offset by an increase in selling, general and administrative expenses. Operating margin rose to 43.3% as compared to the 42.1% operating margin in the same period of the prior year. This 120 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of selling, general and administrative expenses.

The following chart illustrates our operating margin performance:

	Operating Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2007	35.7%	43.3%	—	—	—
Fiscal 2006	32.3%	42.1%	33.2%	35.0%	36.2%

Gross profit increased 27.7% to $644.5 million in the second quarter of fiscal 2007 from $504.7 million during the same period of fiscal 2006. In addition, gross margin remained strong at 77.1% in the second quarter of fiscal 2007 as compared to 77.6% during the same period of fiscal 2006. Gross margin was negatively impacted by the fluctuation in currency translation rates and channel mix, as Coach Japan grew slower than the business as a whole while our factory store channel grew faster. However, these negative impacts were partially offset by gains from supply chain initiatives and product mix shifts, reflecting increased penetration of higher margin collections.

Selling, general and administrative expenses were $282.5 million in the second quarter of fiscal 2007 as compared to $230.7 million in the second quarter of fiscal 2006. However, as a percentage of net sales, selling, general and administrative expenses decreased to 33.8% during the second quarter of fiscal 2007 compared to 35.5% during the second quarter of fiscal 2006, as we continue to leverage our expense base on higher sales.

Selling expenses increased 24.6% to $197.8 million, or 23.6% of net sales, in the second quarter of fiscal 2007 from $158.7 million, or 24.4% of net sales, in the second quarter of fiscal 2006. The dollar increase in these expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs increased 10.5% to $31.5 million, or 3.8% of net sales, in the second quarter of fiscal 2007, from $28.5 million, or 4.4% of net sales, during the same period of fiscal 2006. The dollar increase was primarily due to increased employee staffing costs and design expenditures.

Distribution and customer service expenses increased to $15.6 million in the second quarter of fiscal 2007 from $11.9 million during the same period of fiscal 2006. The dollar increase in these expenses was primarily due to higher sales volumes. As a percentage of net sales, distribution and consumer service expenses were 1.9% in the second quarter of fiscal 2007 as compared to 1.8% in the second quarter of fiscal 2006. This change is primarily attributable to a 12% increase in our direct-to-consumer shipments as a percentage of total shipments. The cost per unit of these shipments is higher, primarily due to value added services, such as gift packaging.

Administrative expenses increased 19.0% to $37.6 million, or 4.5% of net sales, in the second quarter of fiscal 2007 from $31.6 million, or 4.9% of net sales, during the same period of fiscal 2006. The increase in these expenses was primarily due to increased employee staffing costs and the non-recurrence of $1.8 million of business interruption proceeds received in the second quarter of fiscal 2006, related to our World Trade Center location.

Interest Income, Net

Net interest income was $7.9 million in the second quarter of fiscal 2007 as compared to $7.0 million in the second quarter of fiscal 2006. This increase was primarily due to higher returns on our investments as a result of higher interest rates and higher average cash balances.

Provision for Income Taxes

The effective tax rate was 38.5% in the second quarter of fiscal 2007 as compared to 38.0% in the second quarter of fiscal 2006. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Net Income

Net income was $227.5 million in the second quarter of fiscal 2007 as compared to $174.2 million in the second quarter of fiscal 2006. This 30.6% increase is attributable to increased net sales as well as significant margin improvement, as discussed above.

First Six Months Fiscal 2007 Compared to First Six Months Fiscal 2006

Results of operations for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 are as follows:

	Six Months Ended
	(unaudited)
	December 30, 2006		December 31, 2005		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Total net sales	$1,390.2	100.0%	$1,099.3	100.0%	$291.0	26.5%
Gross profit	1,069.2	76.9	846.0	77.0	223.1	26.4
Selling, general and administrative expenses	509.5	36.6	427.0	38.8	82.5	19.3
Operating income	559.7	40.3	419.1	38.1	140.6	33.6
Interest income, net	14.5	1.0	12.9	1.2	1.6	12.4
Provision for income taxes	221.0	15.9	164.1	14.9	56.9	34.7
Net income	$353.1	25.4%	$267.8	24.4%	$85.3	31.9%
Net income per share:
Basic	$0.96		$0.70		$0.25	36.1%
Diluted	$0.94		$0.69		$0.26	37.3%

Net Sales

Net sales by business segment in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 are as follows:

	Six Months Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	December 30, 2006	December 31, 2005	Rate of Increase	December 30, 2006	December 31, 2005
	(dollars in millions)		(FY07 v. FY06)
Direct-to-consumer	$1,079.5	$818.4	31.9%	77.7%	74.4%
Indirect	310.7	280.9	10.6%	22.3	25.6
Total net sales	$1,390.2	$1,099.3	26.5%	100.0%	100.0%

Direct-to-Consumer.    Net sales increased 31.9% to $1.1 billion during the first six months of fiscal 2007 from $818.4 million during the same period in fiscal 2006, driven by increased comparable store sales, new store sales and expanded store sales.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $133 million, $75 million and $16 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2006, Coach has opened 34 new retail stores and six net new factory stores, and expanded one retail store and seven factory stores in North America. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $24 million, $11 million and $2 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2006, Coach has opened 18 net new locations and expanded ten locations in Japan. Coach Japan’s reported net sales were negatively impacted by approximately $4 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

Indirect.    Net sales increased 10.6% to $310.7 million in the first six months of fiscal 2007 from $280.9 million during the same period of fiscal 2006. This increase was driven by growth primarily in the U.S. wholesale and business-to-business divisions, which contributed increased sales of approximately $24 million and $10 million, respectively, as compared to the same period in the prior year. These sales increases were offset by an approximately $11 million decrease in sales in the international wholesale division, as shipments to our customers were curbed in consideration of slowing Japanese travel trends in our markets and to ensure healthy inventory levels. Licensing revenue of approximately $5 million and $4 million in the first six months of fiscal 2007 and fiscal 2006, respectively, is included in indirect sales.

Operating Income

Operating income increased 33.6% to $559.7 million in the first six months of fiscal 2007 as compared to $419.1 million in the first six months of fiscal 2006, driven by increases in net sales and gross profit, offset by an increase in selling, general and administrative expenses. Operating margin rose to 40.3% as compared to the 38.1% operating margin in the same period of the prior year. This 220 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of selling, general and administrative expenses.

Gross profit increased 26.4% to $1.1 billion in the first six months of fiscal 2007 from $846.0 million during the same period of fiscal 2006. Gross margin remained strong at 76.9% in the first six months of fiscal 2007 as compared to 77.0% during the same period of fiscal 2006. Gross margin was negatively impacted by the fluctuation in currency translation rates and channel mix, as Coach Japan grew slower than the business as a whole while our factory store channel grew faster. However, these negative impacts were partially offset by gains from supply chain initiatives and product mix shifts, reflecting increased penetration of higher margin collections.

Selling, general and administrative expenses were $509.5 million in the first six months of fiscal 2007 as compared to $427.0 million in the first six months of fiscal 2006. However, as a percentage of net sales, selling, general and administrative expenses decreased to 36.6% during the first six months of fiscal 2007 compared to 38.8% during the same period of fiscal 2006, as we continue to leverage our expense base on higher sales.

Selling expenses increased 23.2% to $356.1 million, or 25.5% of net sales, in the first six months of fiscal 2007 from $289.1 million, or 26.3% of net sales, in the first six months of fiscal 2006. The dollar increase in these expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates decreased reported expenses by approximately $2.0 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs increased 17.9% to $59.4 million, or 4.3% of net sales, in the first six months of fiscal 2007, from $50.4 million, or 4.6% of net sales, during the same period of fiscal 2006. The dollar increase was primarily due to increased employee staffing costs and design expenditures.

Distribution and customer service expenses increased to $27.5 million in the first six months of fiscal 2007 from $21.8 million during the same period of fiscal 2006. The dollar increase in these expenses was primarily due to higher sales volumes. As a percentage of net sales, distribution and consumer service expenses were 2.0% in the first six months of fiscal 2007 and the first six months of fiscal 2006. Efficiency gains at the distribution and customer service facility were partially offset by a 17% increase in our direct-to-consumer shipments as a percentage of total shipments. The cost per unit of these shipments is higher, primarily due to value added services, such as gift packaging.

Administrative expenses increased 1.2% to $66.5 million, or 4.8% of net sales, in the first six months of fiscal 2007 from $65.7 million, or 6.0% of net sales, during the same period of fiscal 2006. The increase in these expenses was primarily due to increased employee staffing costs and the non-recurrence of $1.8 million of business interruption proceeds received in the second quarter of fiscal 2006, related to our World Trade Center location, offset by decreased consulting services.

Interest Income, Net

Net interest income was $14.5 million in the first six months of fiscal 2007 as compared to $12.9 million in the first six months of fiscal 2006. This increase was primarily due to higher returns on our investments as a result of higher interest rates and higher average cash balances.

Provision for Income Taxes

The effective tax rate was 38.5% in the first six months of fiscal 2007 as compared to 38.0% in the first six months of fiscal 2006. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Net Income

Net income was $353.1 million in the first six months of fiscal 2007 as compared to $267.8 million in the first six months of fiscal 2006. This 31.9% increase is attributable to increased net sales as well as significant margin improvement, as discussed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operating activities was $425.6 million in the first six months of fiscal 2007 compared to $303.6 million in the first six months of fiscal 2006. The year-to-year improvement of

$122.0 million was primarily the result of an increase in first half earnings of $85.3 million. In addition, the increase in trade accounts receivable during the first six months of fiscal 2007 was less than the increase during the first six months of fiscal 2006, due to timing of shipments to our wholesale customers, which resulted in a $16.9 million benefit to cash flow provided by operating activities. Depreciation and amortization increased $7.3 million as a result of new and expanded stores in both North America and Japan. Finally, the increase in inventory in the first six months of fiscal 2007 was $4.5 million less than the increase in the first six months of fiscal 2006, as we continue to manage inventory levels.

Net cash used in investing activities was $234.6 million in the first six months of fiscal 2007 compared to $289.0 million in the first six months of fiscal 2006. The $54.4 million decrease in net cash used is attributable to a $77.3 million decrease in the net purchases of investments, offset by a $23.0 million increase in capital expenditures, related to new and renovated retail stores in North America and Japan and investments in corporate systems and infrastructure. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used by financing activities was $69.1 million in the first six months of fiscal 2007 compared to $15.9 million generated from financing activities in the first six months of fiscal 2006. The change of $85.0 million in net cash used primarily resulted from a $54.5 million increase in funds expended to repurchase common stock in the first six months of fiscal 2007. In addition, there was a $35.3 million decrease in excess tax benefit from share-based compensation and a $16.7 million decrease related to an adjustment to reverse a portion of the excess tax benefit previously recognized from share-based compensation in the fourth quarter of fiscal 2006. These decreases were offset by a $13.4 increase in borrowings on the Japanese credit facility as well as an $8.1 million increase in proceeds received from the exercise of stock options.

Coach’s revolving credit facility (the ‘‘Bank of America facility’’) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2007 and fiscal 2006 there were no borrowings under the Bank of America facility. As of December 30, 2006 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 30, 2006, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen or approximately $64.0 million at December 30, 2006. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

During the first six months of fiscal 2007 and fiscal 2006, the peak borrowings under the Japanese credit facilities were $25.5 million and $21.6 million, respectively. As of December 30, 2006 and July 1, 2006, outstanding borrowings under the Japanese revolving credit facility agreements were $14.3 million and $0, respectively.

On October 20, 2006, the Coach Board of Directors approved a new common stock repurchase program to acquire up to $500 million of Coach’s outstanding common stock through June 2008. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first six months of fiscal 2007 and fiscal 2006, the Company repurchased and retired 5.0 million and 3.0 million shares, respectively, of common stock, at an average cost of $29.99 and $32.22, respectively, per share.

As of December 30, 2006, $500 million remained available for future repurchases under the existing program.

We expect that fiscal 2007 capital expenditures will be approximately $160 million and will relate primarily to new stores and expansions both in North America and Japan as well as investments in corporate systems and infrastructure. In North America, we expect to open 40 new retail stores and eight factory stores, of which 19 and five, respectively, were opened by the end of the first six months of fiscal 2007. In Japan, we expect to open at least 15 net new locations in Japan, of which ten were opened by the end of the first six months of fiscal 2007. We will also continue to invest in department store and distributor locations. We intend to finance these investments from internally generated cash flows, on hand cash, and by using funds from our Japanese revolving credit facilities.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months of fiscal 2007, Coach purchased approximately $337 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 1, 2006 are those that depend most heavily on these judgements and estimates. As of December 30, 2006, there have been no material changes to any of the critical accounting policies contained therein.

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (‘‘EITF’’) Issue 06-3, ‘‘How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).’’ EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. As the Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis, the adoption of EITF 06-3 will not have an impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s non-licensed product needs during the first six months of fiscal 2007 were purchased from independent manufacturers in countries other than the United States. These countries include China, Hungary, India, Indonesia, Italy, Korea, Singapore, Spain, Taiwan and Turkey. Additionally, sales are made through international channels to third party distributors. However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

The fair value of open foreign currency derivatives included in current assets at December 30, 2006 and July 1, 2006 was $15.6 million and $2.6 million, respectively. For the six months ended December 30, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $4.3 million, net of taxes. For the six months ended December 31, 2005, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $1.8 million, net of taxes.

Interest Rate

Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $17.4 million at December 30, 2006. Of this amount, $14.3 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and the resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4.    Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of December 30, 2006.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings

Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, such as proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees.

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

The Company did not repurchase shares during the quarter ended December 30, 2006.

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

Current report on Form 8-K, filed with the Commission on November 3, 2006. This report announced that Lew Frankfort, Chairman and Chief Executive Officer, entered into a trading plan with Goldman, Sachs & Co. to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

Current report on Form 8-K, filed with the Commission on January 29, 2007. This report contained the Company’s preliminary earnings results for the second quarter and first half of fiscal year 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)
By:	/s/ Michael F. Devine, III
Name: Michael F. Devine, III Title: Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 8, 2007