Form 10-Q
period 2007-03-31
COACH INC
filed 2007-05-04
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
_________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number: 1-16153
_______________________

COACH, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

516 West 34th Street, New York, NY 10001
(Address of principal executive offices); (Zip Code)

(212) 594-1850
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [✓]      Accelerated Filer [   ]      Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [✓] No

On April 27, 2007, the Registrant had 371,134,524 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 39 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS FORM 10-Q

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At March 31, 2007 and July 1, 2006	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Nine Months Ended
	March 31, 2007 and April 1, 2006	5

	Consolidated Statements of Stockholders’ Equity –
	For the period July 2, 2005 to March 31, 2007	6

	Consolidated Statements of Cash Flows –
	For the Nine Months Ended
	March 31, 2007 and April 1, 2006	7

	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	36

ITEM 1A.	Risk Factors	37

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 4.	Submission of Matters to a Vote of Security Holders	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits and Reports on Form 8-K	37

SIGNATURE		39

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements”, based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “intend”, “estimate”, “are positioned to”, “continue”, “project”, “guidance”, “forecast”, “anticipated”, or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1.      Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	July 1,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$222,316	$143,388
Short-term investments	713,858	394,177
Trade accounts receivable, less allowances of $10,121 and $6,000, respectively	124,858	84,361
Inventories	249,818	233,494
Other current assets	155,414	119,062

Total current assets	1,466,264	974,482

Property and equipment, net	344,659	298,531
Goodwill	222,891	227,811
Indefinite life intangibles	11,957	12,007
Other noncurrent assets	97,424	113,689

Total assets	$2,143,195	$1,626,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$62,113	$79,819
Accrued liabilities	275,916	261,835
Current portion of long-term debt	235	170

Total current liabilities	338,264	341,824

Long-term debt	2,865	3,100
Other liabilities	96,620	92,862

Total liabilities	437,749	437,786

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 371,059,185 and 369,830,906 shares, respectively	3,711	3,698
Additional paid-in-capital	928,602	775,209
Retained earnings	780,145	417,087
Accumulated other comprehensive loss	(7,012)	(7,260)

Total stockholders' equity	1,705,446	1,188,734

Total liabilities and stockholders' equity	$2,143,195	$1,626,520

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$625,303	$479,718	$1,960,327	$1,533,512

Cost of sales	138,893	103,519	446,617	345,464

Gross profit	486,410	376,199	1,513,710	1,188,048

Selling, general and
administrative expenses	259,783	222,523	765,714	645,512

Operating income	226,627	153,676	747,996	542,536

Interest income, net	12,988	10,118	27,465	22,995

Income before provision for income
taxes and discontinued operations	239,615	163,794	775,461	565,531

Provision for income taxes	92,225	62,122	298,335	214,486

Income from continuing operations	147,390	101,672	477,126	351,045

Income from discontinued operations,
net of income taxes (Note 2)	2,574	7,174	25,927	25,590

Net income	$149,964	$108,846	$503,053	$376,635

Net income per share

Basic
Continuing operations	$0.40	$0.26	$1.29	$0.92
Discontinued operations	0.01	0.02	0.07	0.07
Net income	$0.41	$0.28	$1.36	$0.99

Diluted
Continuing operations	$0.39	$0.26	$1.27	$0.90
Discontinued operations	0.01	0.02	0.07	0.07
Net income	$0.40	$0.28	$1.34	$0.96

Shares used in computing net
income per share
Basic	370,264	383,739	369,039	381,330
Diluted	379,289	391,453	376,334	390,637

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

						Accumulated		Shares
	Total	Preferred	Common	Additional		Other		of
	Stockholders'	Stockholders'	Stockholders'	Paid-in-	Retained	Comprehensive	Comprehensive	Common
	Equity	Equity	Equity	Capital	Earnings	Income (Loss)	Income (Loss)	Stock

Balances at July 2, 2005	$1,055,920	$-	$3,784	$566,262	$484,971	$903		378,430

Net income	494,277	-	-	-	494,277	-	$494,277
Shares issued for stock options and employee
benefit plans	78,444	-	105	78,339	-	-		10,456
Share-based compensation	69,190	-	-	69,190	-	-
Excess tax benefit from share-based compensation	99,337	-	-	99,337	-	-
Repurchase of common stock	(600,271)	-	(191)	(37,919)	(562,161)	-		(19,055)
Changes in derivatives balances, net of tax	(4,488)	-	-	-	-	(4,488)	(4,488)
Translation adjustments, net of tax	(3,780)	-	-	-	-	(3,780)	(3,780)
Minimum pension liability, net of tax	105	-	-	-	-	105	105
Comprehensive income							$486,114
Balances at July 1, 2006	1,188,734	-	3,698	775,209	417,087	(7,260)		369,831
(Unaudited):
Net income	503,053	-	-	-	503,053	-	$503,053
Shares issued for stock options and employee
benefit plans	93,616	-	63	93,553	-	-		6,230
Share-based compensation	41,553	-	-	41,553	-	-
Excess tax benefit from share-based compensation	44,899	-	-	44,899	-	-
Adjustment to excess tax benefit from share-
based compensation	(16,658)	-	-	(16,658)	-	-
Repurchase of common stock	(149,999)	-	(50)	(9,954)	(139,995)	-		(5,002)
Changes in derivatives balances, net of tax	4,067	-	-	-	-	4,067	4,067
Translation adjustments	(3,819)	-	-	-	-	(3,819)	(3,819)
Comprehensive income							$503,301
Balances at March 31, 2007	$1,705,446	$-	$3,711	$928,602	$780,145	$(7,012)		371,059

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	March 31,	April 1,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$503,053	$376,635
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	59,558	48,034
Provision for bad debt	2,458	1,740
Share-based compensation	41,553	51,286
Excess tax benefit from share-based compensation	(44,899)	(80,392)
Decrease (increase) in deferred tax assets	10,700	(12,350)
(Decrease) increase in deferred tax liabilities	(16,700)	8,766
Other noncash credits, net	(2,353)	(11,856)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(42,955)	(46,756)
Increase in inventories	(16,324)	(26,046)
Increase in other assets	(27,647)	(23,002)
Increase in other liabilities	15,631	10,127
Decrease in accounts payable	(17,706)	(10,144)
Increase in accrued liabilities	57,969	115,315
Net cash provided by operating activities	522,338	401,357

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(98,352)	(99,563)
Proceeds from dispositions of property and equipment	156	-
Purchases of investments	(1,513,948)	(942,284)
Proceeds from maturities of investments	1,193,741	635,703
Net cash used in investing activities	(418,403)	(406,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(149,999)	(113,799)
Repayment of long-term debt	(170)	(150)
Borrowings on revolving credit facility	57,048	55,560
Repayments of revolving credit facility	(57,048)	(66,016)
Proceeds from exercise of stock options	96,921	78,646
Excess tax benefit from share-based compensation	44,899	80,392
Adjustment to excess tax benefit from share-based compensation	(16,658)	-
Net cash (used in) provided by financing activities	(25,007)	34,633

Increase in cash and cash equivalents	78,928	29,846
Cash and cash equivalents at beginning of period	143,388	154,566
Cash and cash equivalents at end of period	$222,316	$184,412

Cash paid for income taxes	$309,207	$145,001
Cash paid for interest	$598	$122

Noncash investing activity - property and equipment obligations incurred	$26,851	$12,281

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries, including Coach Japan, Inc. (“Coach Japan”). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 1, 2006 (“fiscal 2006”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2007 (“fiscal 2007”).

2.  DISCONTINUED OPERATIONS

     In March 2007, the Company exited its corporate accounts business in order to better control the location and image of the brand where Coach product is sold. Through the corporate accounts business, Coach sold products primarily to distributors for gift-giving and incentive programs. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. As the Company uses a centralized approach to cash management, interest income was not allocated to the corporate accounts business. The following table summarizes results of the corporate accounts business:

	Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$8,149	$18,141	$63,363	$63,634
Income before provision for
income taxes	4,219	11,760	42,503	41,951
Income from discontinued
operations	2,574	7,174	25,927	25,590

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

     The consolidated balance sheet at March 31, 2007 includes approximately $428 of accounts receivable, net and approximately $4,004 of accrued liabilities, related to the corporate accounts business. The net book value of the fixed assets related to the corporate accounts business was $0 prior to the exiting of the business. Accordingly, no gain or loss was recognized upon disposal of the fixed assets. The Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

3.  SHARE-BASED PAYMENT PLANS

     During the third quarter of fiscal 2007 and fiscal 2006, total compensation cost charged against income for share-based payment plans was $15,467 and $21,206, respectively, including $44 and $277, respectively, related to discontinued operations. The total income tax benefit recognized in the income statement from these plans, during the third quarter of fiscal 2007 and fiscal 2006, was $6,088 and $8,492, respectively, including $17 and $108, respectively, related to discontinued operations. During the first nine months of fiscal 2007 and fiscal 2006, total compensation cost charged against income for share-based payment plans was $41,553 and $51,286, respectively, including $434 and $1,181, respectively, related to discontinued operations. The total income tax benefit recognized in the income statement from these plans, during the first nine months of fiscal 2007 and fiscal 2006, was $16,368 and $20,536, respectively, including $169 and $461, respectively, related to discontinued operations.

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

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

Stock Options

     A summary of option activity under the Coach option plans as of March 31, 2007 and changes during the period then ended is as follows:

		Weighted-	Weighted-Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual Term	Intrinsic
	Outstanding	Price	(in years)	Value
Outstanding at July 1, 2006	30,817	$23.48
Granted	7,210	32.32
Exercised	(6,804)	19.42
Forfeited or expired	(817)	29.92
Outstanding at March 31, 2007	30,406	$26.31	6.93	$721,983
Exercisable at March 31, 2007	13,299	$22.91	5.31	$360,988

     The following table summarizes information about stock options under the Coach option plans at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	March 31,	Contractual	Exercise	March 31,	Exercise
Exercise Prices	2007	Term (in years)	Price	2007	Price
$2.00 - 5.00	753	4.16	$4.20	753	$4.20
$5.01 - 10.00	1,452	4.99	6.69	1,452	6.69
$10.01 - 20.00	8,203	6.78	15.77	4,318	15.75
$20.01 - 30.00	7,431	8.28	29.25	1,637	27.88
$30.01 - 40.00	11,630	6.68	34.22	5,139	34.66
$40.01 - 50.00	937	5.90	45.09	-	-
	30,406	6.93	$26.31	13,299	$22.91

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

     The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months Ended
	March 31,	April 1,
	2007	2006
Expected lives (years)	2.3	2.8
Expected volatility	30.0%	35.0%
Risk-free interest rate	4.9%	4.2%
Dividend yield	-%	-%

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

     The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2007 and fiscal 2006 were $7.08 and $8.47, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2007 and fiscal 2006 were $138,881 and $225,086, respectively. The total cash received from these option exercises was $96,921 and $78,646, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $50,114 and $86,162, respectively.

     At March 31, 2007, $86,752 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.6 years.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

Share Awards

     The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested shares as of and for the period ended March 31, 2007:

	Number of	Weighted-
	Non-vested	Average Grant-
	Shares	Date Fair Value

Non-vested at July 1, 2006	1,329	$22.06
Granted	309	33.27
Vested	(212)	15.16
Forfeited	(26)	30.37
Non-vested at March 31, 2007	1,400	$25.59

      The total fair value of shares vested during the first nine months of fiscal 2007 and fiscal 2006 were $7,461 and $27,106, respectively. At March 31, 2007, $17,239 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.5 years.

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

4.   INVESTMENTS

      The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, all investments are classified as held to maturity and stated at amortized cost. The following table shows the amortized cost, fair value, and unrealized gains (losses) of the Company’s investments at March 31, 2007 and July 1, 2006:

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

	March 31, 2007			July 1, 2006
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Short-term investments:
U.S. government and agency securities	$111,699	$111,700	$1	$49,986	$49,641	$(345)
Corporate debt securities	292,435	292,435	-	198,191	197,529	(662)
Municipal securities	309,724	309,725	1	146,000	146,000	-
Short-term investments	$713,858	$713,860	$2	$394,177	$393,170	$(1,007)

     Securities with maturity dates within one year are classified as short-term investments. Securities with maturity dates greater than one year are classified as long-term investments. Actual maturities could differ from contractual maturities, as some borrowers have the right to call certain obligations.

5.  DEBT

     Coach’s revolving credit facility (the “Bank of America facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2007 and fiscal 2006, there were no borrowings under the Bank of America facility. As of March 31, 2007 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

     Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At March 31, 2007, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

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

     During the first nine months of fiscal 2007 and fiscal 2006, the peak borrowings under the Japanese credit facilities were $25,518 and $21,568, respectively. As of March 31, 2007 and July 1, 2006, the outstanding borrowings under the Japanese facilities were $0.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying value of goodwill for the period ended March 31, 2007, by operating segment, are as follows:

	Direct-to-
	Consumer	Indirect	Total
Goodwill balance at July 1, 2006	$226,295	$1,516	$227,811
Foreign exchange impact	(4,920)	-	(4,920)
Goodwill balance at March 31, 2007	$221,375	$1,516	$222,891

     The total carrying amount of intangible assets not subject to amortization is as follows:

	March 31, 2007	July 1, 2006
Trademarks	$9,788	$9,788
Workforce	2,169	2,219
Total Indefinite Life Intangible Assets	$11,957	$12,007

     The $50 decrease in the carrying amount of intangible assets is due to currency translation.

7.  COMMITMENTS AND CONTINGENCIES

     At March 31, 2007, the Company had letters of credit outstanding totaling $72,232. Of this amount, $14,941 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. The remaining letters of credit were issued primarily for purchases of inventory.

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

     The fair value of open foreign currency derivatives included in current assets at March 31, 2007 and July 1, 2006 was $13,145 and $2,578, respectively. For the nine months ended March 31, 2007, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $4,067, net of taxes. For the nine months ended April 1, 2006 changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $1,158, net of taxes.

9.  RETIREMENT PLANS

     The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Service cost	$179	$3	$545	$9
Interest cost	89	82	265	245
Expected return on plan assets	(77)	(64)	(231)	(191)
Recognized actuarial loss	54	58	163	172
Net periodic pension cost	$245	$79	$742	$235

10. SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company operated stores in North America and Japan, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales of Coach products to other retailers and royalties earned on licensed product. In deciding how to allocate resources and assess performance, Coach's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

     During the third quarter of fiscal 2007, the Company exited its corporate accounts business. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended March 31,2007
Net sales	$480,916	$144,387	$-	$625,303
Operating income (loss)	203,337	90,178	(66,888)	226,627
Income (loss) before provision for
income taxes and discontinued operations	203,337	90,178	(53,900)	239,615
Depreciation and amortization expense	14,066	1,897	4,679	20,642
Total assets	827,143	115,988	1,200,064	2,143,195
Additions to long-lived assets	22,331	1,785	10,362	34,478

Quarter Ended April 1, 2006
Net sales	$373,738	$105,980	$-	$479,718
Operating income (loss)	162,489	65,862	(74,675)	153,676
Income (loss) before provision for
income taxes and discontinued operations	162,489	65,862	(64,557)	163,794
Depreciation and amortization expense	10,907	1,314	4,188	16,409
Total assets	719,960	104,972	1,049,498	1,874,430
Additions to long-lived assets	6,142	(184)	36,696	42,654

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Nine Months Ended March 31, 2007
Net sales	$1,560,491	$399,836	$-	$1,960,327
Operating income (loss)	706,878	248,015	(206,897)	747,996
Income (loss) before provision for
income taxes and discontinued operations	706,878	248,015	(179,432)	775,461
Depreciation and amortization expense	40,966	5,237	13,355	59,558
Total assets	827,143	115,988	1,200,064	2,143,195
Additions to long-lived assets	63,258	9,680	31,252	104,190

Nine Months Ended April 1, 2006
Net sales	$1,192,090	$341,422	$-	$1,533,512
Operating income (loss)	531,339	211,739	(200,542)	542,536
Income (loss) before provision for
income taxes and discontinued operations	531,339	211,739	(177,547)	565,531
Depreciation and amortization expense	31,840	4,081	12,113	48,034
Total assets	719,960	104,972	1,049,498	1,874,430
Additions to long-lived assets	47,628	5,544	46,391	99,563

     The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Production variances	$10,952	$5,686	$16,774	$9,735
Advertising, marketing and design	(28,268)	(23,259)	(82,289)	(68,227)
Administration and
information systems	(36,753)	(47,364)	(102,823)	(112,120)
Distribution and customer service	(12,819)	(9,738)	(38,559)	(29,930)
Total corporate unallocated	$(66,888)	$(74,675)	$(206,897)	$(200,542)

GEOGRAPHIC AREA INFORMATION

     As of March 31, 2007, Coach operated 240 retail stores and 90 factory stores in the United States, four retail stores in Canada, and 132 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

			Other
	United States	Japan	International	Total
Quarter Ended March 31, 2007

Net sales	$464,062	$126,711	$34,530	$625,303

Long-lived assets	307,328	296,208	5,334	608,870

Quarter Ended April 1, 2006

Net sales	$350,841	$109,015	$19,862	$479,718

Long-lived assets	244,371	285,127	3,124	532,622

			Other
	United States	Japan	International	Total
Nine Months Ended March 31, 2007

Net sales	$1,503,584	$364,405	$92,338	$1,960,327

Long-lived assets	307,328	296,208	5,334	608,870

Nine Months Ended April 1, 2006

Net sales	$1,137,042	$309,252	$87,218	$1,533,512

Long-lived assets	244,371	285,127	3,124	532,622

11. EARNINGS PER SHARE

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

     The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Income from continuing operations	$147,390	$101,672	$477,126	$351,045

Total weighted-average basic shares	370,264	383,739	369,039	381,330
Dilutive securities:
Employee benefit and
share award plans	817	1,526	1,044	1,725
Stock option programs	8,208	6,188	6,251	7,582
Total weighted-average diluted shares	379,289	391,453	376,334	390,637

Income from continuing
operations per share:
Basic	$0.40	$0.26	$1.29	$0.92
Diluted	$0.39	$0.26	$1.27	$0.90

      At March 31, 2007, options to purchase 9 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise price of $50.00 was greater than the average market price of the common shares.

      At April 1, 2006, options to purchase 621 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $35.17 to $36.86, were greater than the average market price of the common shares.

12. STOCK REPURCHASE PROGRAM

     Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

     The Coach Board of Directors has approved the following common stock repurchase programs:

Date Share Repurchase Programs	Total Dollar
were Publicly Announced	Amount Approved	Expiration Date of Plan
September 17, 2001	$80,000	September 2004
January 30, 2003	$100,000	January 2006
August 12, 2004	$200,000	August 2006
May 11, 2005	$250,000	May 2007
May 9, 2006	$500,000	June 2007
October 20, 2006	$500,000	June 2008

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

     The Company did not repurchase any shares during the third quarter of fiscal 2007. During the third quarter of fiscal 2006, the Company repurchased and retired 500 shares at an average cost of $36.64 per share.

     During the first nine months of fiscal 2007 and fiscal 2006, the Company repurchased and retired 5,002 and 3,464 shares, respectively, of common stock, at an average cost of $29.99 and $32.85, respectively, per share.

     As of March 31, 2007, $500,000 remained available for future repurchases under the existing program.

13. COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income, gains and losses from derivative instruments designated as cash flow hedges, net of tax, and the effects of foreign currency translation. Total comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net income	$149,964	$108,846	$503,053	$376,635
Changes in derivative balances	(278)	653	4,067	(1,158)
Translation adjustments	(666)	164	(3,819)	(6,136)

Comprehensive income	$149,020	$109,663	$503,301	$369,341

     During the quarter ended March 31, 2007 and April 1, 2006, $1,148 and $1,544, respectively, of unrealized gains were realized and reported in net income. During the nine months ended March 31, 2007 and April 1, 2006, $1,328 and $2,791, respectively, of unrealized gains were realized and reported in net income.

     The components of accumulated other comprehensive loss are as follows:

	March 31,	July 1,
	2007	2006
Cumulative translation adjustments	$(6,325)	$(2,506)
Unrealized gains (losses) on cash flow hedging derivatives,
net of taxes of $(358) and $2,365	520	(3,547)
Minimum pension liability, net of taxes of $743 and $743	(1,207)	(1,207)

Accumulated other comprehensive loss	$(7,012)	$(7,260)

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

14. RECENT ACCOUNTING DEVELOPMENTS

     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments –an amendment of FASB Statements 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. As the Company did not modify its accounting policy of recording sales taxes collected on a net basis, the adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial statements.

     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This

COACH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158 on the Company’s consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.

EXECUTIVE OVERVIEW

     Coach is a leading American marketer of fine accessories and gifts for women and men. Our primary product offerings include handbags, women’s and men’s small leather goods, business cases, weekend and travel accessories, footwear, watches, outerwear, scarves, sun wear, jewelry, fragrance and related accessories. We sell products directly to consumers through Company-operated stores in North America and Japan, the Internet and catalogs and indirectly through wholesale customers primarily in the U.S. and Asia. Coach seeks to deliver excellent business results and superior shareholder returns. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

     In March 2007, the Company exited its corporate accounts business in order to better control the location and image of the brand where Coach product is sold. Through the corporate accounts business, Coach sold products primarily to distributors for gift-giving and incentive programs. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.

     In the third quarter of fiscal 2007, an increase in sales, combined with an improvement in operating margins, continued to drive net income and earnings per share growth. The highlights of the third quarter of fiscal 2007 were:

  Net income from continuing operations rose 45.0% to $147.4 million compared to $101.7 million in the prior year period.

  Earnings per share from continuing operations rose 49.6% to $0.39 per diluted share, compared with $0.26 per diluted share in the same period of the prior year.

  Net sales totaled $625.3 million, reflecting a 30.3% increase over prior year sales of $479.7 million.

  Direct-to-consumer sales rose 28.7% to $480.9 million during the third quarter of fiscal 2007, compared to $373.7 million in the third quarter of fiscal 2006.

  Comparable store sales in the U.S. rose 20.0%, with retail stores up 15.1% and factory stores up 26.6%.

  Coach Japan sales, when translated into U.S. dollars, rose 13.3% driven by new and expanded stores as well as low-single-digit comparable store sales. These increases in sales reflect a 1.4% decrease due to currency translation.

     In North America, during the third quarter of fiscal 2007, we opened seven new retail stores and expanded two factory stores, bringing the total number of retail and factory stores in North America to 244 and 90, respectively, at March 31, 2007, compared to 206 and 84, respectively, at April 1, 2006. In Japan, we opened five new locations and expanded three locations, bringing the total number of locations in Japan at March 31, 2007 to 132, compared to 112 at April 1, 2006.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2007 COMPARED TO THIRD QUARTER FISCAL 2006

     Results of operations for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 are as follows:

	Quarter Ended
	March 31, 2007		April 1, 2006		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Total net sales	$625.3	100.0%	$479.7	100.0%	$145.6	30.3%

Gross profit	486.4	77.8	376.2	78.4	110.2	29.3

Selling, general and
administrative expenses	259.8	41.5	222.5	46.4	37.3	16.7

Operating income	226.6	36.2	153.7	32.0	73.0	47.5

Interest income, net	13.0	2.1	10.1	2.1	2.9	28.4

Provision for income taxes	92.2	14.7	62.1	12.9	30.1	48.5

Income from
continuing operations	147.4	23.6	101.7	21.2	45.7	45.0

Income from discontinued
operations, net of taxes	2.6	0.4	7.2	1.5	(4.6)	(64.1)

Net income	$150.0	24.0%	$108.8	22.7%	$41.1	37.8%

Net income per share:
Basic:
Continuing operations	$0.40		$0.26		$0.13	50.2%
Discontinued operations	0.01		0.02		(0.01)	(62.8)
Net income	$0.41		$0.28		$0.12	42.8%

Diluted:
Continuing operations	$0.39		$0.26		$0.13	49.6%
Discontinued operations	0.01		0.02		(0.01)	(63.0)
Net income	$0.40		$0.28		$0.12	42.2%

Net Sales

     Net sales by business segment in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 are as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	March 31,	April 1,	Rate of	March 31,	April 1,
	2007	2006	Increase	2007	2006
	(dollars in millions)		(FY07 v. FY06)

Direct-to-consumer	$480.9	$373.7	28.7%	76.9%	77.9%
Indirect	144.4	106.0	36.2	23.1	22.1
Total net sales	$625.3	$479.7	30.3%	100.0%	100.0%

     Direct-to-Consumer Net sales increased 28.7% to $480.9 million during the third quarter of fiscal 2007 from $373.7 million during the same period in fiscal 2006, driven by increased comparable store sales, new store sales and expanded store sales.

     In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $45 million, $31 million and $7 million, respectively, of the net sales increase. Since the end of the third quarter of fiscal 2006, Coach has opened 38 new retail stores and six net new factory stores, and expanded one retail store and seven factory stores in North America. In Japan, sales from new stores, expanded stores and comparable store sales growth accounted for approximately $11 million, $3 million and $2 million, respectively, of the net sales increase. Since the end of the third quarter of fiscal 2006, Coach has opened 20 net new locations and expanded 11 locations in Japan. Coach Japan’s reported net sales were negatively impacted by approximately $1 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

     Indirect Net sales increased 36.2% to $144.4 million in the third quarter of fiscal 2007 from $106.0 million during the same period of fiscal 2006, driven by growth primarily in the U.S. wholesale and international wholesale divisions, which contributed increased sales of approximately $22 million and $7 million, respectively. Licensing revenue of approximately $5 million and $3 million in the third quarter of fiscal 2007 and fiscal 2006, respectively, is included in indirect sales.

Operating Income

     Operating income increased 47.5% to $226.6 million in the third quarter of fiscal 2007 as compared to $153.7 million in the third quarter of fiscal 2006, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin rose to 36.2% as compared to the 32.0% operating margin in the same period of the prior year. This 420 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of selling, general and administrative expenses.

     The following chart illustrates our operating margin performance:

	Operating Margin

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2007	34.1%	42.3%	36.2%	-	-
Fiscal 2006	31.3%	40.8%	32.0%	34.3%	35.1%

     Gross profit increased 29.3% to $486.4 million in the third quarter of fiscal 2007 from $376.2 million during the same period of fiscal 2006. In addition, gross margin remained strong at 77.8% in the third quarter of fiscal 2007 as compared to 78.4% during the same period of fiscal 2006. Gross margin was negatively impacted by channel mix, as Coach Japan grew more slowly than the business as a whole while our factory store channel grew faster, as well as the fluctuation in currency translation rates. However, these negative impacts were partially offset by gains from supply chain initiatives and product mix shifts, reflecting increased penetration of higher margin collections.

     Selling, general and administrative expenses were $259.8 million in the third quarter of fiscal 2007 as compared to $222.5 million in the third quarter of fiscal 2006. However, as a percentage of net sales, selling, general and administrative expenses decreased to 41.5% during the third quarter of fiscal 2007 as compared to 46.4% during the third quarter of fiscal 2006, as we continue to leverage our expense base on higher sales.

     Selling expenses increased 27.9% to $178.7 million, or 28.6% of net sales, in the third quarter of fiscal 2007 from $139.7 million, or 29.1% of net sales, in the third quarter of fiscal 2006. The dollar increase in these expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is primarily attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. The remaining increase in selling expenses was primarily due to increased variable expenses to support sales growth in other channels.

     Advertising, marketing, and design costs increased 22.6% to $30.9 million, or 4.9% of net sales, in the third quarter of fiscal 2007, from $25.2 million, or 5.3% of net sales, during the same period of fiscal 2006. The dollar increase was primarily due to increased employee staffing costs and advertising and design expenditures.

     Distribution and consumer service expenses increased to $13.4 million in the third quarter of fiscal 2007 from $10.3 million during the same period of fiscal 2006. The dollar increase in these expenses was primarily due to higher sales volumes. However, as a percentage of net sales, distribution and consumer service expenses remained constant at 2.1% in the third quarter of fiscal 2007 and fiscal 2006. Efficiency gains at the distribution and consumer service facility were offset by an increase in our direct-to-consumer shipments as a percentage of total shipments. The cost per unit of these shipments is higher, primarily due to value added services, such as gift packaging.

     Administrative expenses decreased 22.4% to $36.8 million, or 5.9% of net sales, in the third quarter of fiscal 2007 from $47.4 million, or 9.9% of net sales, during the same period of fiscal 2006. The decrease in these expenses was primarily due to a decrease in share-based compensation expense and employee staffing costs.

Interest Income, Net

     Net interest income was $13.0 million in the third quarter of fiscal 2007 as compared to $10.1 million in the third quarter of fiscal 2006. This increase was primarily due to higher returns on our investments as a result of higher interest rates and higher average cash balances.

Provision for Income Taxes

     The effective tax rate was 38.5% in the third quarter of fiscal 2007 as compared to 37.9% in the third quarter of fiscal 2006. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

     Net income from continuing operations was $147.4 million in the third quarter of fiscal 2007 as compared to $101.7 million in the third quarter of fiscal 2006. This 45.0% increase is attributable to increased net sales as well as significant operating margin improvement, as discussed above.

Income from Discontinued Operations

     Net income from discontinued operations was $2.6 million in the third quarter of fiscal 2007 as compared to $7.2 million in the third quarter of fiscal 2006. Net sales related to the corporate accounts business were $8.1 million in the third quarter of fiscal 2007 as compared to $18.1 million in the third quarter of fiscal 2006. The decrease in net sales and income is attributable to the exiting of the corporate accounts business in the third quarter of fiscal 2007.

FIRST NINE MONTHS FISCAL 2007 COMPARED TO FIRST NINE MONTHS FISCAL 2006

     Results of operations for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 are as follows:

	Nine Months Ended
	March 31, 2007		April 1, 2006		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Total net sales	$1,960.3	100.0%	$1,533.5	100.0%	$426.8	27.8%

Gross profit	1,513.7	77.2	1,188.0	77.5	325.7	27.4

Selling, general and
administrative expenses	765.7	39.1	645.5	42.1	120.2	18.6

Operating income	748.0	38.2	542.5	35.4	205.5	37.9

Interest income, net	27.5	1.4	23.0	1.5	4.5	19.4

Provision for income taxes	298.3	15.2	214.5	14.0	83.8	39.1

Income from
continuing operations	477.1	24.3	351.0	22.9	126.1	35.9

Income from discontinued
operations, net of taxes	25.9	1.3	25.6	1.7	0.3	1.3

Net income	$503.1	25.7%	$376.6	24.6%	$126.4	33.6%

Net income per share:
Basic:
Continuing operations	$1.29		$0.92		$0.37	40.4%
Discontinued operations	0.07		0.07		0.00	4.7
Net income	$1.36		$0.99		$0.38	38.0%

Diluted:
Continuing operations	$1.27		$0.90		$0.37	41.1%
Discontinued operations	0.07		0.07		0.00	5.2
Net income	$1.34		$0.96		$0.37	38.6%

Net Sales

     Net sales by business segment in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 are as follows:

	Nine Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	March 31,	April 1,	Rate of	March 31,	April 1,
	2007	2006	Increase	2007	2006
	(dollars in millions)		(FY07 v. FY06)

Direct-to-consumer	$1,560.5	$1,192.1	30.9%	79.6%	77.7%
Indirect	399.8	341.4	17.1	20.4	22.3
Total net sales	$1,960.3	$1,533.5	27.8%	100.0%	100.0%

     Direct-to-Consumer Net sales increased 30.9% to $1.6 billion during the first nine months of fiscal 2007 from $1.2 billion during the same period in fiscal 2006, driven by increased comparable store sales, new store sales and expanded store sales.

     In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $178 million, $105 million and $23 million, respectively, of the net sales increase. Since the end of the third quarter of fiscal 2006, Coach has opened 38 new retail stores and six net new factory stores, and expanded one retail store and seven factory stores in North America. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $35 million, $13 million and $6 million, respectively, of the net sales increase. Since the end of the third quarter of fiscal 2006, Coach has opened 20 net new locations and expanded 11 locations in Japan. Coach Japan’s reported net sales were negatively impacted by approximately $5 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

     Indirect Net sales increased 17.1% to $399.8 million in the first nine months of fiscal 2007 from $341.4 million during the same period of fiscal 2006. This increase was driven by growth primarily in the U.S. wholesale division, which contributed increased sales of approximately $45 million as compared to the same period in the prior year. These sales increases were offset by an approximately $4 million decrease in sales in the international wholesale division, as shipments to our customers were curbed in consideration of slowing Japanese travel trends in our markets and to ensure healthy inventory levels. Licensing revenue of approximately $10 million and $7 million in the first nine months of fiscal 2007 and fiscal 2006, respectively, is included in indirect sales.

Operating Income

     Operating income increased 37.9% to $748.0 million in the first nine months of fiscal 2007 as compared to $542.5 million in the first nine months of fiscal 2006, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin rose to 38.2% as compared to the 35.4% operating margin in the same period of the prior year. This 280 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of selling, general and administrative expenses.

     Gross profit increased 27.4% to $1.5 billion in the first nine months of fiscal 2007 from $1.2 billion during the same period of fiscal 2006. Gross margin remained strong at 77.2% in the first nine months of fiscal 2007 as compared to 77.5% during the same period of fiscal 2006. Gross margin was negatively impacted by channel mix, as Coach Japan grew more slowly than the business as a whole while our factory store channel grew faster, as well as the fluctuation in currency translation rates. However, these negative impacts were partially offset by gains from supply chain initiatives and product mix shifts, reflecting increased penetration of higher margin collections.

     Selling, general and administrative expenses were $765.7 million in the first nine months of fiscal 2007 as compared to $645.5 million in the first nine months of fiscal 2006. However, as a percentage of net sales, selling, general and administrative expenses decreased to 39.1% during the first nine months of fiscal 2007 as compared to 42.1% during the same period of fiscal 2006, as we continue to leverage our expense base on higher sales.

     Selling expenses increased 24.9% to $532.3 million, or 27.2% of net sales, in the first nine months of fiscal 2007 from $426.2 million, or 27.8% of net sales, in the first nine months of fiscal 2006. The dollar increase in these expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is primarily attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates decreased reported expenses by approximately $2 million. The remaining increase in selling expenses was primarily due to increased variable expenses to support sales growth in other channels.

     Advertising, marketing, and design costs increased 19.4% to $90.3 million, or 4.6% of net sales, in the first nine months of fiscal 2007, from $75.6 million, or 4.9% of net sales, during the same period of fiscal 2006. The dollar increase was primarily due to increased employee staffing costs, and advertising and design expenditures.

     Distribution and consumer service expenses increased to $40.3 million in the first nine months of fiscal 2007 from $31.6 million during the same period of fiscal 2006. The dollar increase in these expenses was primarily due to higher sales volumes. As a percentage of net sales, distribution and consumer service expenses remained constant at 2.1% in the first nine months of fiscal 2007 and fiscal 2006. Efficiency gains at the distribution and consumer service facility were offset by an increase in our direct-to-consumer shipments as a percentage of total shipments. The cost per unit of these shipments is higher, primarily due to value added services, such as gift packaging.

     Administrative expenses decreased 8.3% to $102.8 million, or 5.2% of net sales, in the first nine months of fiscal 2007 from $112.1 million, or 7.3% of net sales, during the same period of fiscal 2006. The decrease in these expenses was primarily due to a decrease in share-based compensation expense. However, fiscal 2006 expenses were reduced by $2.0 million due to the receipt of business interruption proceeds related to our World Trade Center location. The Company did not receive any business interruption proceeds in fiscal 2007.

Interest Income, Net

     Net interest income was $27.5 million in the first nine months of fiscal 2007 as compared to $23.0 million in the first nine months of fiscal 2006. This increase was primarily due to higher returns on our investments as a result of higher interest rates and higher average cash balances.

Provision for Income Taxes

     The effective tax rate was 38.5% in the first nine months of fiscal 2007 as compared to 37.9% in the first nine months of fiscal 2006. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

     Net income from continuing operations was $477.1 million in the first nine months of fiscal 2007 as compared to $351.0 million in the first nine months of fiscal 2006. This 35.9% increase is attributable to increased net sales as well as significant operating margin improvement, as discussed above.

Income from Discontinued Operations

     Net income from discontinued operations was $25.9 million in the first nine months of fiscal 2007 as compared to $25.6 million in the first nine months of fiscal 2006. Net sales related to the corporate accounts business were $63.4 million in the first nine months of fiscal 2007 as compared to $63.6 million in the first nine months of fiscal 2006. The company exited the corporate accounts business in the third quarter of fiscal 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Net cash provided by operating activities was $522.3 million in the first nine months of fiscal 2007 compared to $401.4 million in the first nine months of fiscal 2006. The year-to-year improvement of $121.0 million was primarily the result of an increase in earnings of $126.4 million. In addition, depreciation and amortization increased $11.5 million, primarily as a result of new and expanded stores in both North America and Japan. These cash inflows were offset by a $9.7 million decrease in share-based compensation. The changes in operating assets and liabilities were attributable to normal operating conditions.

     Net cash used in investing activities was $418.4 million in the first nine months of fiscal 2007 compared to $406.1 million in the first nine months of fiscal 2006. The $12.3 million increase in net cash used is attributable to a $13.6 million increase in the net purchases of investments, offset by a $1.2 million decrease in capital expenditures, related to the timing of payments primarily for new and renovated retail stores in North America and Japan. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

     Net cash used by financing activities was $25.0 million in the first nine months of fiscal 2007 as compared to $34.6 million generated from financing activities in the first nine months of fiscal 2006. The change of $59.6 million in net cash used primarily resulted from a $36.2 million increase in funds expended to repurchase common stock in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. In addition, there was a $35.5 million decrease in excess tax benefit from share-based compensation and a $16.7 million decrease related to an adjustment to reverse a portion of the excess tax benefit previously recognized from share-based compensation in the fourth quarter of fiscal 2006. These decreases were offset by an $18.3 million increase in proceeds received from the exercise of stock options and the non-recurrence of $10.5 million in repayments on the Japanese credit facility in the prior year.

     Coach’s revolving credit facility (the “Bank of America facility”) is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2007 and fiscal 2006 there were no borrowings under the Bank of America facility. As of March 31, 2007 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

     Coach pays a commitment fee of 10 to 25 basis points based on any unused amounts of the Bank of America facility. Coach also pays interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At March 31, 2007, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points.

     The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

     To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen or approximately $62.8 million at March 31, 2007. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

     These Japanese facilities contain various covenants and customary events of default. Coach Japan has been in compliance with all covenants since the inception of these facilities. Coach, Inc. is not a guarantor on these facilities.

     During the first nine months of fiscal 2007 and fiscal 2006, the peak borrowings under the Japanese credit facilities were $25.5 million and $21.6 million, respectively. As of March 31, 2007 and July 1, 2006, outstanding borrowings under the Japanese revolving credit facility agreements were $0.

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

     During the first nine months of fiscal 2007 and fiscal 2006, the Company repurchased and retired 5.0 million and 3.5 million shares, respectively, of common stock, at an average cost of $29.99 and $32.85, respectively, per share.

     As of March 31, 2007, $500 million remained available for future repurchases under the existing program.

     We expect that fiscal 2007 capital expenditures will be approximately $160 million and will relate primarily to new stores and expansions both in North America and Japan as well as investments in corporate systems and infrastructure. In North America, we expect to open 40 new retail stores and seven net new factory stores, of which 26 and five, respectively, were opened by the end of the first nine months of fiscal 2007. In Japan, we expect to open 19 net new locations in Japan, of which 15 were opened by the end of the first nine months of fiscal 2007. We will also continue to invest in department store and distributor locations. We intend to finance these investments from internally generated cash flows, on hand cash, and by using funds from our Japanese revolving credit facilities.

     Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2007, Coach purchased approximately $463 million of inventory, which was funded by operating cash flow and by using funds from our Japanese revolving credit facilities.

     Management believes that cash flow from continuing operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 1, 2006 are those that depend most heavily on these judgments and estimates. As of March 31, 2007, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments –an amendment of FASB Statements 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. As the Company did not modify its accounting policy of recording sales taxes collected on a net basis, the adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial statements.

     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. The

Company is currently evaluating the impact of SFAS 158 on the Company’s consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

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

     Substantially all of Coach’s non-licensed product needs during the first nine months of fiscal 2007 were purchased from independent manufacturers in countries other than the United States. These countries include China, Hungary, India, Italy, Korea, Mauritius, Spain, and Turkey. Additionally, sales are made through international channels to third party distributors. However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not hedged by Coach using any derivative instruments.

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

      The fair value of open foreign currency derivatives included in current assets at March 31, 2007 and July 1, 2006 was $13.1 million and $2.6 million, respectively. For the nine months ended March 31, 2007, changes in the fair value of contracts designated and effective as cash flow hedges resulted in an increase to equity as a benefit to other comprehensive income of $4.1 million, net of taxes. For the nine months ended April 1, 2006, changes in the fair value of contracts designated and effective as cash flow hedges resulted in a decrease to equity as a charge to other comprehensive income of $1.2 million, net of taxes.

Interest Rate

     Coach faces minimal interest rate risk exposure in relation to its outstanding debt of $3.1 million at March 31, 2007. A hypothetical 1% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.      Controls and Procedures

     Based on the evaluation of the Company's disclosure controls and procedures, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Senior Vice President and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase shares during the quarter ended March 31, 2007.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

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

Current report on Form 8-K, filed with the Commission on November 3, 2006. This report announced that Lew Frankfort, Chairman and Chief Executive Officer of the Company, entered into a trading plan with Goldman, Sachs & Co. to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

Current report on Form 8-K, filed with the Commission on January 29, 2007. This report contained the Company’s preliminary earnings results for the second quarter and first half of fiscal year 2007.

Current report on Form 8-K, filed with the Commission on February 14, 2007. This report announced that Lew Frankfort, Chairman and Chief Executive Officer of the Company, entered into a trading plan with Goldman, Sachs & Co. to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

Current report on Form 8-K, filed with the Commission on April 24, 2007. This report contained the Company’s preliminary earnings results for the third quarter and first nine months of fiscal year 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: May 4, 2007