Form 10-K
period 2007-06-30
COACH INC
filed 2007-08-23
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-16153

Coach, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-2242751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ NO ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 29, 2006 (the last business day of the most recently completed second fiscal quarter) was approximately $15.6 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 17, 2007, the Registrant had 373,092,893 shares of common stock outstanding, which is the Registrant’s only class of capital stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10K Reference
Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III, Items 10 – 14

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “forecast,” “anticipated” or comparable terms.

Coach, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the forward-looking statements contained in this Form 10-K.

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal years ended June 30, 2007 (“fiscal 2007”), July 1, 2006 (“fiscal 2006”) and July 2, 2005 (“fiscal 2005”) were each 52-week periods. The fiscal year ending June 28, 2008 (“fiscal 2008”) will also be a 52-week period.

PART I

Item 1. Business

General Development of Business

Founded in 1941, Coach was acquired by Sara Lee Corporation (“Sara Lee”) in 1985. In June 2000, Coach was incorporated in the state of Maryland. In October 2000, Coach was listed on the New York Stock Exchange and sold approximately 68 million shares of common stock, split adjusted, representing 19.5% of the outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach common stock.

In June 2001, Coach Japan, Inc. (“Coach Japan”) was formed to expand our presence in the Japanese market and to exercise greater control over our brand in that country. Coach Japan was initially formed as a joint venture with Sumitomo Corporation. On July 1, 2005, we purchased Sumitomo’s 50% interest in Coach Japan, resulting in Coach Japan becoming a 100% owned subsidiary of Coach, Inc.

In March 2007, the Company exited its corporate accounts business in order to better control the location and image of the brand where Coach product is sold. Through the corporate accounts business, Coach sold products primarily to distributors for gift-giving and incentive programs. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods presented.

Financial Information about Segments

Segment information is presented in Note 13 to the Consolidated Financial Statements.

Narrative Description of Business

Coach has grown from a family-run workshop in a Manhattan loft to a leading American marketer of fine accessories and gifts for women and men. Coach is one of the most recognized fine accessories brands in the U.S. and in targeted international markets. We offer premium lifestyle accessories to a loyal and rapidly growing customer base and provide consumers with fresh, relevant and innovative products that are extremely well made, at an attractive price. Coach’s modern, fashionable handbags and accessories use a broad range of high quality fabrics and materials. In response to our customer’s demands for both fashion and function, Coach offers updated styles and multiple product categories which address an increasing portion of our customer’s accessory wardrobe. Coach has created a sophisticated, modern and inviting environment to showcase our product assortment and reinforce a consistent brand position wherever the consumer may shop. Finally, we utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing us to bring our broad range of products to market rapidly and efficiently.

Coach offers a number of key differentiating elements that set it apart from the competition, including:

A Distinctive Brand — Coach offers distinctive, easily recognizable, accessible luxury products that are relevant, extremely well made and provide excellent value.

A Market Leadership Position With Growing Share — Coach is America’s leading premium handbag and accessories brand and each year, as our market share increases, our leadership position strengthens.

Coach’s Loyal And Involved Consumer — Coach consumers have a specific emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

Multi-Channel International Distribution — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct-to-Consumer channel provides us with immediate, controlled access to consumers through Coach-owned stores in North America and Japan, the Internet and the Coach catalog. The Indirect channel provides us with access to consumers via U.S. and international wholesale locations.

Coach Is Innovative And Consumer-Centric — Coach listens to its consumer through rigorous consumer research and strong consumer orientation. Coach works to anticipate the consumer’s changing needs by keeping the product assortment fresh and relevant.

We believe that these differentiating elements have enabled the Company to offer a unique proposition to the marketplace. We hold the number one position within the U.S. premium handbag and accessories market and the number two position within the Japanese imported luxury handbag and accessories market.

Products

Coach’s product offerings include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Handbags	64%	65%	65%
Accessories	28	28	27
All other products	8	7	8
Total	100%	100%	100%

Handbags — Handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. Periodically, we also offer new lifestyle collections, which are collections designed to meet the fashion and functional requirements of our broad and diverse consumer base. During fiscal 2007, we introduced three major lifestyle collections: Signature Stripe, Legacy and Ergo. In fiscal 2008, we plan to introduce three additional major lifestyle collections: Bleecker, Heritage Stripe and Soho.

Accessories — Accessories include women’s and men’s small leather goods, novelty accessories and women’s and men’s belts. Women’s small leather goods, which coordinate with our handbags, include money pieces, wristlets, and cosmetic cases. Men’s small leather goods consist primarily of wallets and card cases. Novelty accessories include electronic, time management and pet accessories. Key fobs and charms are also included in this category.

Footwear — Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. Footwear is distributed through over 700 locations in the U.S., including leading Coach retail stores and U.S. department stores. Footwear sales are comprised primarily of women’s styles, which coordinate with Coach’s handbag collections.

Outerwear — This category includes jackets, sweaters, gloves, hats and scarves. The assortment is primarily women’s and contains a fashion assortment in all components of this category.

Business Cases — This assortment is primarily men’s and includes computer bags, messenger-style bags and totes.

Sunwear — Marchon Eyewear (“Marchon”) has been Coach’s eyewear licensee since 2003. This collection is a collaborative effort from Marchon and Coach that combines the Coach aesthetic for fashion accessories with the latest fashion directions in sunglasses. Coach sunglasses are sold in Coach retail stores, department stores, select sunglass retailers and optical retailers in major markets.

Watches — Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women’s collections with select men’s styles.

Travel Bags — The travel collections are comprised of luggage and related accessories, such as travel kits and valet trays.

Jewelry — In November 2006, Coach launched a jewelry line, consisting primarily of bangle bracelets. The Company plans to expand this category by introducing sterling silver, glass and gold plated brass pieces in fiscal 2008.

Fragrance — In March 2007, Coach launched its first fragrance in partnership with Beauty Bank, a division of Estee Lauder, Inc. This collection includes a perfume spray, a purse spray and a perfume solid and is sold exclusively in Coach stores and on the Coach internet site. The Company plans to expand this category by introducing body lotions in fiscal 2008.

Design and Merchandising

Coach’s New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past 65 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products to edit, add and delete to achieve profitable sales across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists, help Coach execute design concepts that are consistent with the brand’s strategic direction.

Coach’s design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear and eyewear) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

Segments

Coach operates in two reportable segments: Direct-to-Consumer and Indirect. The reportable segments represent channels of distribution that offer similar products, service and marketing strategies.

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: retail stores and factory stores in North America and Japan, the Internet and Coach catalogs. This segment represented approximately 80% of Coach’s total net sales in fiscal 2007, with North American stores and Coach Japan contributing approximately 58% and 18% of total net sales, respectively.

North American Retail Stores — Coach stores are located in upscale regional shopping centers and metropolitan areas. The retail stores carry an assortment of products depending on their size and location. Our flagship stores, which offer the broadest assortment of Coach products, are located in high-visibility locations such as New York, Chicago and San Francisco.

Our stores are sophisticated, sleek, modern and inviting. They showcase the world of Coach and enhance the shopping experience while reinforcing the image of the Coach brand. The modern store design creates a distinctive environment to display our products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach modern American style at the retail level.

The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Retail stores	259	218	193
Net increase vs. prior year	41	25	19
Percentage increase vs. prior year	18.8%	13.0%	10.9%
Retail square footage	672,737	562,553	490,925
Net increase vs. prior year	110,184	71,628	59,308
Percentage increase vs. prior year	19.6%	14.6%	13.7%
Average square footage	2,597	2,581	2,544

North American Factory Stores — Coach’s factory stores serve as an efficient means to sell manufactured-for-factory-store product, including factory exclusives, as well as discontinued and irregular inventory outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established centers that are generally more than 50 miles from major markets.

Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Through these factory stores, Coach targets value-oriented customers who would not otherwise buy the Coach brand. Prices are generally discounted from 10% to 50% below full retail prices.

The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Factory stores	93	86	82
Net increase vs. prior year	7	4	6
Percentage increase vs. prior year	8.1%	4.9%	7.9%
Factory square footage	321,372	281,787	252,279
Net increase vs. prior year	39,585	29,508	20,924
Percentage increase vs. prior year	14.0%	11.7%	9.0%
Average square footage	3,456	3,277	3,077

Coach Japan, Inc. — Coach Japan operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Japan.

The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Coach Japan locations	137	118	103
Net increase vs. prior year	19	15	3
Percentage increase vs. prior year	16.1%	14.6%	3.0%
Coach Japan square footage	229,862	194,375	161,632
Net increase vs. prior year	35,487	32,743	42,341
Percentage increase vs. prior year	18.3%	20.3%	35.5%
Average square footage	1,678	1,647	1,569

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. Our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. During fiscal 2007, our Internet business generated net sales of approximately $82 million, up 51% from prior year. The growth in the Internet business was driven by the strength of the Coach brand as well as advertising and email contacts. In fiscal 2007, there were approximately 50 million unique visits to the website. In addition, the Company sent approximately 47 million emails to strategically selected customers as we continue to evolve our internet outreach to maximize productivity while streamlining distribution. Revenue from Internet sales is recognized upon shipment of the product.

Coach Catalog — In fiscal 2007, the Company distributed approximately 7 million catalogs in Coach stores in North America and Japan and mailed approximately 3 million catalogs to strategically selected North American households from its database of customers. Over the past few years, Coach has reduced catalog mailings in favor of more cost effective means of communication, notably emails. While direct mail sales comprise a small portion of Coach’s net sales, Coach views its catalog as a key communications vehicle for the brand because it promotes store traffic, facilitates the shopping experience in Coach retail stores and builds brand awareness. As an integral component of our communications strategy, the graphics, models and photography are upscale and modern and present the product in an environment consistent with the Coach brand. The catalogs highlight selected products and serve as a reference for customers, whether ordering through the catalog, making in-store purchases or purchasing over the Internet.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains important to our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The Indirect segment represented approximately 20% of total net sales in fiscal 2007, with U.S. Wholesale and International Wholesale representing approximately 12% and 5% of total net sales, respectively.

U.S. Wholesale — This channel offers access to Coach products to consumers who prefer shopping at department stores or who live in markets with no Coach store. While overall U.S. department store sales have not increased over the last few years, the handbag and accessories category has remained strong, in large part due to the strength of the Coach brand. Net sales to U.S. wholesale customers grew 31% in fiscal 2007 from fiscal 2006.

Coach recognizes the continued importance of U.S. department stores as a distribution channel for premier accessories. Department stores also continue to devote increased square footage to Coach, providing an additional driver to this channel’s growth. We continue to fine-tune our strategy to increase productivity and drive volume by enhancing presentation, primarily through the creation of more shop-in-shops, and the introduction of caseline enhancements with proprietary Coach fixtures, while exiting lower performing doors and working with the department stores to re-allocate their Coach spending to higher volume locations. Coach has also improved wholesale product planning and allocation processes by custom tailoring assortments to better match the attributes of our department store consumers in each local market.

Coach’s products are sold in approximately 900 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s, Inc. (including Bloomingdale’s), Dillard’s, Nordstrom, Saks, Inc., Carson’s and Lord and Taylor.

International Wholesale — This channel represents sales to international wholesale distributors and authorized retailers. Japanese tourists represent the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in 21 countries. Coach’s current network of international distributors serves the following markets: Korea, the United States (primarily Hawaii and Guam), Taiwan, Hong Kong, Japan, Singapore, Saudi Arabia, Mexico, China, the Caribbean, Thailand, Malaysia, Australia, the United Arab Emirates, New Zealand, Indonesia and France. For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach’s most significant international wholesale customers are the DFS Group, Lotte Group, Tasa Meng Corp., Shilla Group, Imaginex and Shinsegae International.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
International freestanding stores	37	21	14
International department store locations	74	63	58
Other international locations	29	24	22
Total international wholesale locations	140	108	94

Licensing — In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of June 30, 2007 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Watches	Movado	Spring ‘98	U.S. and Japan	2008
Footwear	Jimlar	Spring ‘99	U.S.	2008
Eyewear	Marchon	Fall ‘03	Worldwide	2011

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

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2007, consumer contacts increased 4% to over 114 million. However, the Company continues to leverage marketing expenses by refining our marketing programs to increase productivity and optimize distribution. Total expenses related to consumer communications in fiscal 2007 were $47 million, representing less than 2% of net sales.

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

As part of Coach’s direct marketing strategy, it uses its database consisting of approximately 12 million active North American households. Catalogs and email contacts are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The rapidly growing number of visitors to the www.coach.com online store provides an opportunity to increase the size of this database.

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

These independent manufacturers support a broader mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2007, approximately 73% of Coach’s total net sales were generated from products introduced within the fiscal year. As the collections are seasonal and planned to be sold in stores for short durations, our production quantities are limited which limits our exposure to excess and obsolete inventory.

All product sources, including independent manufacturers and licensing partners, must achieve and maintain Coach’s high quality standards, which are an integral part of the Coach identity. One of Coach’s keys to success lies in the rigorous selection of raw materials. Coach has longstanding relationships with purveyors of fine leathers and hardware. As Coach has moved its production to external sources, it has maintained control of the raw materials that are used in all of its products, wherever they are made. Compliance with quality control standards is monitored through on-site quality inspections at all independent manufacturing facilities.

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, the United States, India, Hungary, Indonesia, Italy, Korea, Mauritius, Singapore, Spain, Taiwan and Turkey. No one vendor provides more than 13% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in compliance with Coach’s integrity standards.

Distribution

Coach operates a distribution and consumer service facility in Jacksonville, Florida. This automated, 560,000 square foot facility uses a bar code scanning warehouse management system. Coach’s distribution center employees use handheld radio frequency scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide better service to our customers. Coach’s products are primarily shipped to Coach retail stores and wholesale customers via Federal Express and common carrier, and direct to consumers via Federal Express.

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

Complementing its Enterprise Resource Planning system are several other system solutions, each of which Coach believes is well suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports sales and inventory planning and reporting functions. Product fulfillment is facilitated by Coach’s highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach’s internet and catalog businesses are supported by Coach’s order management system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central Enterprise Resource Planning system.

Trademarks and Patents

Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Major trademarks include Coach, Coach and lozenge design, Coach and tag design and Signature C design. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach’s products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

Coach’s trademarks in the United States will remain in existence for as long as Coach continues to use and renew them. Coach has no material patents.

Seasonality

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

Competition

The premium handbag and accessories industry is highly competitive. The Company mainly competes with European luxury brands as well as private label retailers, including some of Coach’s wholesale customers. Over the last several years the category has grown rapidly, encouraging the entry of new competitors as well as increasing the competition from existing competitors. However, the Company believes that as a market leader we benefit from this increased competition as it drives consumer interest in this brand loyal category.

The Company believes that there are several factors that differentiate us from our competitors, including but not limited to: distinct newness, innovation and quality of our products, ability to meet consumer’s changing preferences and our superior customer service.

Employees

As of June 30, 2007, Coach employed approximately 10,100 people, including both full and part time employees. Of these employees, approximately 3,100 and 4,900 were full time and part time employees, respectively, in the retail field in North America and Japan. Approximately 50 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

Financial Information about Geographic Areas

Geographic information is presented in Note 13 to the Consolidated Financial Statements.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.coach.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 to this report on Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

Item 1A. Risk Factors

You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with the Business of Coach and forward-looking information in this document. Please also see “Special Note on Forward-Looking Information” at the beginning of this report. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows or financial condition could suffer.

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

We face intense competition in the product lines and markets in which we operate. Our competitors are European luxury brands as well as private label retailers, including some of Coach’s wholesale customers. There is a risk that our competitors may develop new products that are more popular with our customers. We may be unable to anticipate the timing and scale of such product introductions by competitors, which could harm our business. Our ability to compete also depends on the strength of our brand, whether we can attract and retain key talent, and our ability to protect our trademarks and design patents. A failure to compete effectively could adversely affect our growth and profitability.

We face risks associated with operating in international markets.

We operate on a global basis, with approximately 24% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

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

Our business is subject to the risks inherent in global sourcing activities.

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	availability of raw materials,
•	compliance with labor laws and other foreign governmental regulations,
•	disruptions or delays in shipments,
•	loss or impairment of key manufacturing sites,
•	product quality issues,
•	political unrest, and
•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

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

On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2007, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of June 30, 2007, substantially all of which are leased. The leases expire at various times through 2015, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	560,000
New York, New York	Corporate, sourcing and product development	275,000
Carlstadt, New Jersey	Corporate and product development	55,000
Tokyo, Japan	Coach Japan, corporate	20,000
Shenzhen, People’s Republic of China	Sourcing, quality control and product development	18,000
Florence, Italy	Sourcing and product development	16,000
Dongguan, People’s Republic of China	Sourcing, quality control and product development	6,000
Hong Kong	Sourcing and quality control	5,000
Seoul, South Korea	Sourcing	3,000

As of June 30, 2007, Coach also occupied 259 retail and 93 factory leased stores located in North America and 137 department store shop-in-shops, retail stores and factory stores in Japan. These leases expire at various times through 2020. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

Item 3. Legal Proceedings

Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees.

As part of Coach’s policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have one or more of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Coach’s intellectual properties.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Directors

The following table sets forth information regarding each of Coach’s executive officers and directors serving as of June 30, 2007:

Name	Age	Position(s)(1)
Lew Frankfort	61	Chairman, Chief Executive Officer and Director
Keith Monda	61	President, Chief Operating Officer and Director
Reed Krakoff	43	President, Executive Creative Director
Michael Tucci	46	President, North American Retail
Mike Devine	49	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Melanie Hughes	44	Senior Vice President, Human Resources
Carole Sadler	47	Senior Vice President, General Counsel and Secretary
Susan Kropf(2)(3)	58	Director
Gary Loveman(2)(3)	47	Director
Ivan Menezes(2)(3)	48	Director
Irene Miller(2)(3)	55	Director
Michael Murphy(2)(3)	70	Director
Jide Zeitlin(2)(3)	43	Director

(1)	Coach’s executive officers serve indefinite terms and may be appointed and removed by Coach’s board of directors at any time. Coach’s directors are elected at the annual stockholders meeting and serve terms of one year.
(2)	Member of the audit committee.
(3)	Member of the human resources and governance committee.

Lew Frankfort has been involved with the Coach business for more than 25 years. He has served as Chairman and Chief Executive Officer of Coach since November 1995. He has served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. Mr. Frankfort served as Senior Vice President of Sara Lee Corporation from January 1994 to October 2000. Mr. Frankfort was appointed President and Chief Executive Officer of the Sara Lee Champion, Intimates & Accessories group in January 1994, and held this position through November 1995. From September 1991 through January 1994, Mr. Frankfort held the positions of Executive Vice President, Sara Lee Personal Products and Chief Executive Officer of Sara Lee Accessories. Mr. Frankfort was appointed President of Coach in July 1985, after Sara Lee acquired Coach, and held this position through September 1991. Mr. Frankfort joined Coach in 1979 as Vice President of New Business Development. Prior to joining Coach, Mr. Frankfort held various New York City government management positions and served as Commissioner, New York City Agency for Child Development. He also serves on the Board of Directors of Teach for America, a public-private partnership aimed at eliminating educational inequity in America, and is a member of the Board of Overseers at Columbia Business School. Mr. Frankfort holds a Bachelor of Arts degree from Hunter College and an M.B.A. in Marketing from Columbia University.

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

Michael Tucci joined Coach as President, North American Retail, in January 2003. Mr. Tucci joined Coach from Gap, Inc., where he held the position of Executive Vice President, Gap, Inc. Direct from May 2002 until January 2003. He held the position of Executive Vice President of Gap Body from April 2000 until May 2002. From April 1999 to May 2000, Mr. Tucci served as Executive Vice President, Customer Store Experience, Gap Brand. Between May 1996 and April 1999, Mr. Tucci served as Executive Vice President for GAP Kids and Baby Gap. He had joined Gap in December 1994 as Vice President of Merchandising for Old Navy. Prior to joining Gap, he served as President of Aeropostale, a specialty store division of Macy’s, which culminated his twelve-year career with the company that included senior buying and merchandising roles. He joined Macy’s Executive Training Program from Trinity College, where he earned a Bachelor of Arts degree in English.

Mike Devine was appointed Senior Vice President and Chief Financial Officer of Coach in December 2001 and Executive Vice President in August 2007. Prior to Joining Coach, Mr. Devine served as Chief Financial Officer and Vice President-Finance of Mothers Work, Inc. from February 2000 until November 2001. From 1997 to 2000, Mr. Devine was Chief Financial Officer of Strategic Distribution, Inc., a Nasdaq-listed industrial store operator. Previously, Mr. Devine was Chief Financial Officer at Industrial System Associates, Inc. from 1995 to 1997, and for the prior six years he was the Director of Finance and Distribution for McMaster-Carr Supply Co. He also serves as a member of the Board of Directors of NutriSystem, Inc. Mr. Devine holds a Bachelor of Science degree in Finance and Marketing from Boston College and an M.B.A. degree in Finance from the Wharton School of the University of Pennsylvania.

Melanie Hughes has served as Senior Vice President, Human Resources, of Coach since November 2006. Prior to joining Coach, Ms. Hughes served as Executive Vice President of Human Resources for the Media Division of Interpublic Group from April 2006 until October 2006. From January 2000 until July 2005, she was the Senior Vice President of Human Resources for Doubleclick. Ms. Hughes’ earlier experience includes a variety of senior human resources roles at UBS Warburg, Gillette and Guinness PLC. She began her career in 1985 at Marks and Spencer in London. Ms. Hughes holds a Bachelor of Science degree in Psychology from Brunel University and an M.B.A. from INSEAD.

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

Susan Kropf was elected to Coach’s Board of Directors in June 2006. From 2001 to January, 2007, Ms. Kropf served as President and Chief Operating Officer of Avon Products, where she had day-to-day oversight of Avon’s worldwide operations. Before that, she was executive vice president and chief operating officer, Avon North America and Global Business Operations, with responsibility for the company’s North American operating business unit as well as global marketing, R&D, supply chain operations and information technology. Ms. Kropf also serves on the Boards of MeadWestvaco Corp., Sherwin Williams Co., and the Wallace Foundation. Ms. Kropf holds a Bachelor of Arts degree from St. John’s University and an M.B.A. in finance from New York University.

Gary Loveman was elected to Coach’s Board of Directors in January 2002. Mr. Loveman has served as Chairman of Harrah’s Entertainment, Inc. since January 2005 and as its Chief Executive Officer and President since January 2003; he had served as President of Harrah’s since April 2001 and as Chief Operating Officer of Harrah’s since May 1998. He was a member of the three-executive Office of the President of Harrah’s from May 1999 to April 2001 and was Executive Vice President from May 1998 to May 1999. From 1989 to 1998, Mr. Loveman was Associate Professor of Business Administration, Harvard University Graduate School of

Business Administration, where his responsibilities included teaching M.B.A. and executive education students, research and publishing in the field of service management, and consulting and advising large service companies. Mr. Loveman also serves as a Director of Harrah’s, on the Board of Trustees at Joslin Diabetes Center in Boston and on the Trust Board at Children’s Hospital Boston. He holds a Bachelor of Arts degree in economics from Wesleyan University and a Ph.D. in economics from the Massachusetts Institute of Technology.

Ivan Menezes was elected to Coach’s Board of Directors in February 2005. Mr. Menezes has served as President and Chief Executive Officer of Diageo North America, the world’s leading premium drinks company, since January 2004, after having served as its President and Chief Operating Officer from July 2002, and as President of Diageo, Venture Markets since July 2000. Since joining Diageo in 1997 he has held various progressively senior management positions. Before joining Diageo, he held senior marketing positions with Whirlpool Europe in Milan and was a principal with Booz Allen Hamilton, Inc., both in Chicago and in London. Mr. Menezes holds a Bachelor of Arts degree in economics from St Stephen’s College, Delhi, a post graduate diploma from the Indian Institute of Management, Ahmedabad and an M.B.A. from Northwestern University’s Kellogg School of Management.

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

Michael Murphy was elected to Coach’s Board of Directors in September 2000. From 1994 to 1997, Mr. Murphy served as Vice Chairman and Chief Administrative Officer of Sara Lee Corporation. Mr. Murphy also served as a Director of Sara Lee from 1979 through October 1997. Mr. Murphy joined Sara Lee in 1979 as Executive Vice President and Chief Financial and Administrative Officer and, from 1993 until 1994, also served as Vice Chairman. Mr. Murphy is also a Director of Civic Federation, Big Shoulders Fund, Metropolitan Pier and Exposition Authority, Chicago Cultural Center Foundation, GATX Corporation and The Joffrey Ballet. He is also a member of the Board of Trustees of Northern Funds (a family of mutual funds). Mr. Murphy holds a Bachelor of Science degree in business administration from Boston College and an M.B.A. degree in finance from the Harvard Business School.

Jide Zeitlin was elected to Coach’s Board of Directors in June 2006. Since December 2005, Mr. Zeitlin has served as founder of Independent Mobile Infrastructure (Pvt.) Limited, a privately held company that is focused on Indian telecommunications infrastructure. From 1996 until December 2005, Mr. Zeitlin was a partner at The Goldman Sachs Group, Inc.; he most recently held the post of Global Chief Operating Officer of the company’s investment banking businesses, after joining the firm in 1983. Mr. Zeitlin is Chairman of the Board of Trustees of Amherst College, serves as a Director of Affiliated Managers Group, Inc. and is a member of several not-for-profit boards, including: Common Ground Community, Milton Academy, Montefiore Medical Center, Playwrights Horizons and Teach for America, as well as the Harvard Business School Visiting Committee. Mr. Zeitlin holds an A.B. degree in economics and English from Amherst College and an M.B.A. from Harvard University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information regarding the market for Coach’s common stock, the quarterly market price information and the number of common shareholders of record appearing under the caption “Market and Dividend Information” included herein.

Performance Graph

The following graph compares the cumulative total stockholder return (assuming investment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “peer group” companies listed below over the five-fiscal-year period from June 28, 2002 through June 29, 2007, the last trading day of Coach’s most recent fiscal year. Coach’s “peer group,” as determined by management, consists of:

•	Ann Taylor Stores Corporation,
•	Kenneth Cole Productions, Inc.,
•	Polo Ralph Lauren Corporation,
•	Tiffany & Co.,
•	Talbots, Inc., and
•	Williams-Sonoma, Inc.

The graph assumes that $100 was invested on June 28, 2002 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a “Peer Composite” index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is included in response to the SEC’s requirements and is not intended to forecast or be indicative of future performance.

Item 6. Selected Financial Data (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 2007 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003
Consolidated Statements of Income(2):
Net sales	$2,612,456	$2,035,085	$1,651,704	$1,272,300	$926,406
Gross profit	2,022,986	1,581,567	1,267,551	955,019	659,197
Selling, general and administrative expenses	1,029,589	866,860	731,891	578,820	454,491
Operating income	993,397	714,707	535,660	376,199	204,706
Interest income, net	41,273	32,623	15,760	3,192	1,059
Income from continuing operations	636,529	463,840	336,647	220,239	122,383
Income from continuing operations:
Per basic share	$1.72	$1.22	$0.89	$0.59	$0.34
Per diluted share	1.69	1.19	0.86	0.57	0.33
Weighted average basic shares outstanding	369,661	379,635	378,670	372,120	359,116
Weighted average diluted shares outstanding	377,356	388,495	390,191	385,558	371,684
Consolidated Percentage of Net Sales Data(2):
Gross margin	77.4%	77.7%	76.7%	75.1%	71.2%
Selling, general and administrative expenses	39.4%	42.6%	44.3%	45.5%	49.1%
Operating income	38.0%	35.1%	32.4%	29.6%	22.1%
Income from continuing operations	24.4%	22.8%	20.4%	17.3%	13.2%
Consolidated Balance Sheet Data(2):
Working capital	$1,332,200	$632,658	$443,699	$533,280	$295,333
Total assets	2,449,512	1,626,520	1,370,157	1,060,279	640,871
Cash, cash equivalents and investments	1,185,816	537,565	505,116	564,443	229,176
Inventory	291,192	233,494	184,419	161,913	143,807
Revolving credit facility	—	—	12,292	1,699	26,471
Long-term debt	2,865	3,100	3,270	3,420	3,535
Stockholders' equity	1,910,354	1,188,734	1,055,920	796,036	436,536
Coach Operated Store Data:
Total stores open at fiscal year-end:
North American retail stores	259	218	193	174	156
North American factory stores	93	86	82	76	76
Coach Japan locations	137	118	103	100	93
Total store square footage at fiscal year-end:
North American retail stores	672,737	562,553	490,925	431,617	363,310
North American factory stores	321,372	281,787	252,279	231,355	232,898
Coach Japan locations	229,862	194,375	161,632	119,291	102,242
Average store square footage at fiscal year-end:
North American retail stores	2,597	2,581	2,544	2,481	2,329
North American factory stores	3,456	3,277	3,077	3,044	3,064
Coach Japan locations	1,678	1,647	1,569	1,193	1,099

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2007, 2006, 2005 and 2003 were 52-week years, while fiscal year 2004 was a 53-week year.
(2)	During fiscal 2007, the Company exited its corporate accounts business. See Note 3 to the Consolidated Financial Statements for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.

Executive Overview

Coach is a leading American marketer of fine accessories and gifts for men and women. Our product offerings include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America and Japan, the Internet and Coach catalogs. The Indirect segment includes sales to wholesale customers in the U.S. and Asia as well as licensing revenue. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on our direct retail distribution in North America and Japan, and improved productivity. To that end we are focused on four key initiatives:

•	Build market share in the rapidly growing North American women’s accessories market by leveraging our leadership position as a preferred brand for both self purchase and gifts. As part of this initiative, we continue to emphasize new usage occasions, such as weekend casual and evening. We also continue to introduce more sophisticated product to heighten our cachet, especially with our higher-end customers. Lastly, we continue to enhance the level of customer service in our stores by focusing on additional opportunities to deliver excellent customer service.
•	Rapidly grow our North American retail store base by adding stores within existing markets, opening in new markets in the U.S. and by accelerating store openings in Canada. We plan to add about 40 retail stores in North America in each of the next several years and believe that North America can support about 500 retail stores in total, including up to 20 in Canada. In addition, we will continue to expand select, highly productive retail and factory locations.
•	Expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations and expanding existing ones. We plan to add about 15 – 20 new locations in fiscal 2008 and believe that Japan can support about 180 locations in total. We will also continue to expand key locations.
•	Raise brand awareness in emerging markets to build the foundation for substantial sales in the future. Specifically, Greater China, Korea and other emerging geographies are increasing in importance as the handbag and accessories category grows in these areas. In fiscal 2008, we intend to open approximately 30 net new locations, through distributors, in Greater China, Southeast Asia and the Middle East. This includes at least five more locations in major cities in mainland China, bringing the total number of locations in mainland China to at least 16.

In addition to the strategies outlined above, we continue to focus on improving our rate of profitability and delivering superior returns on investments. By leveraging expenses, our operating margin expansion will continue to outpace our sales growth, which will drive increased cash flows from operating activities.

Fiscal 2007 Highlights

During fiscal 2007, an increase in sales, combined with an improvement in margins, continued to drive net income and earnings per share growth. The highlights of fiscal 2007 were:

•	Net income from continuing operations increased 37.2% to $636.5 million.
•	Earnings per diluted share from continuing operations increased 41.3% to $1.69 per diluted share.
•	Net sales increased 28.4% to $2.6 billion.
•	Direct-to-consumer sales rose 30.5% to $2.1 billion.

•	Comparable store sales in North America rose 22.3%, with retail stores up 16.4% and factory stores up 30.0%.
•	Coach Japan sales, when translated into U.S. dollars, rose 15.9% driven by expanded distribution and mid-single-digit comparable store sales. These increases in sales reflect a 2.9% decrease due to currency translation.
•	In North America, Coach opened 41 new retail stores and seven net new factory stores, bringing the total number of retail and factory stores to 259 and 93, respectively, at the end of fiscal 2007. We also expanded six retail stores and seven factory stores in North America.
•	Coach Japan opened 19 net new locations, bringing the total number of locations at the end of fiscal 2007 to 137. In addition, we expanded nine locations.
•	In mainland China, together with our distributors, Coach opened eight net stores.

In March 2007, the Company exited its corporate accounts business in order to better control the location and image of the brand where Coach product is sold. Through the corporate accounts business, Coach sold products primarily to distributors for gift-giving and incentive programs. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods presented.

Fiscal 2007 Compared to Fiscal 2006

The following table summarizes results of operations for fiscal 2007 compared to fiscal 2006:

	Fiscal Year Ended
	June 30, 2007		July 1, 2006		Variance
	(dollars in millions, except per share data)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Net sales	$2,612.5	100.0%	$2,035.1	100.0%	$577.4	28.4%
Gross profit	2,023.0	77.4	1,581.6	77.7	441.4	27.9
Selling, general and administrative expenses	1,029.6	39.4	866.9	42.6	162.7	18.8
Operating income	993.4	38.0	714.7	35.1	278.7	39.0
Interest income, net	41.3	1.6	32.6	1.6	8.7	26.5
Provision for income taxes	398.1	15.2	283.5	13.9	114.7	40.4
Income from continuing operations	636.5	24.4	463.8	22.8	172.7	37.2
Income from discontinued operations, net of taxes	27.1	1.0	30.4	1.5	(3.3)	(10.8)
Net income	663.7	25.4	494.3	24.3	169.4	34.3
Net income per share:
Basic:
Continuing operations	$1.72		$1.22		$0.50	40.9%
Discontinued operations	0.07		0.08		(0.01)	(8.4)
Net income	1.80		1.30		0.49	37.9
Diluted:
Continuing operations	$1.69		$1.19		$0.49	41.3%
Discontinued operations	0.07		0.08		(0.01)	(8.2)
Net income	1.76		1.27		0.49	38.2

Net Sales

The following table presents net sales by operating segment for fiscal 2007 compared to fiscal 2006:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net Sales
	June 30, 2007	July 1, 2006	Rate of Increase	June 30, 2007	July 1, 2006
	(dollars in millions)
Direct-to-Consumer	$2,101.8	$1,610.7	30.5%	80.5%	79.1%
Indirect	510.7	424.4	20.3	19.5	20.9
Total net sales	$2,612.5	$2,035.1	28.4%	100.0%	100.0%

Direct-to-Consumer — Net sales increased by 30.5%, driven by increased sales from comparable stores, new stores and expanded stores. Comparable store sales measure sales performance at stores that have been open for at least 12 months. Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by 15% or more are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $233 million, $142 million and $31 million, respectively, of the net sales increase. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $46 million, $20 million and $8 million, respectively, of the net sales increase. Coach Japan’s reported net sales were negatively impacted by approximately $12 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures and a decline in the direct marketing channel.

Indirect — Net sales increased by 20.3%, driven primarily by growth in the U.S. wholesale division, which contributed increased sales of approximately $73 million, as compared to the prior year. This sales increase was partially offset by an approximately $7 million decrease in net sales in the international wholesale division, as shipments to our customers were curbed in consideration of slowing Japanese travel trends in our markets and to ensure healthy inventory levels. Licensing revenue of approximately $15 million and $9 million in fiscal 2007 and fiscal 2006, respectively, is included in Indirect sales.

Operating Income

Operating income increased 39.0% to $993.4 million in fiscal 2007 as compared to $714.7 million in fiscal 2006, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin rose to 38.0% in fiscal 2007 from 35.1% in fiscal 2006. This 290 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of selling, general and administrative expenses.

The following chart illustrates our operating margin performance over the last two years:

	Operating Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2007	34.1%	42.3%	36.2%	37.6%	38.0%
Fiscal 2006	31.3%	40.8%	32.0%	34.3%	35.1%

Gross profit increased 27.9% to $2.0 billion in fiscal 2007 compared to $1.6 billion in fiscal 2006. Gross margin remained strong at 77.4% in fiscal 2007 compared to 77.7% in fiscal 2006. Gross margin was negatively impacted by channel mix, as Coach Japan grew more slowly than the business as a whole while our factory store channel grew faster, as well as the fluctuation in currency translation rates. However, these negative impacts were partially offset by gains from product mix shifts, reflecting increased penetration of higher margin collections and supply chain initiatives. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit to fluctuate from year to year.

Selling, general and administrative (“SG&A”) expenses comprise four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan operating expenses. These expenses are affected by the number of Coach and Coach Japan operated stores open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, as well as consulting and software expenses. SG&A expenses increase as Coach and Coach Japan operate more stores, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

During fiscal 2007, SG&A expenses increased 18.8% to $1.0 billion, compared to $866.9 million in fiscal 2006, driven primarily by increased selling expenses. However, as a percentage of net sales, SG&A expenses decreased to 39.4% during fiscal 2007, compared to 42.6% during fiscal 2006, as we continue to leverage our expense base on higher sales.

The following table presents the components of SG&A expenses and the percentage of sales that each component represented for fiscal 2007 compared to fiscal 2006:

	Fiscal Year Ended
	SG&A Expenses			Percentage of Total Net sales
	June 30, 2007	July 1, 2006	Rate of Increase	June 30, 2007	July 1, 2006
	(dollars in millions)		(FY07 v. FY06)
Selling	$718.0	$576.6	24.5%	27.5%	28.4%
Advertising, Marketing and Design	119.8	100.6	19.1	4.6	4.9
Distribution and Consumer Service	53.2	42.2	26.1	2.0	2.1
Administrative	138.6	147.5	(6.0)	5.3	7.2
Total SG&A Expenses	$1,029.6	$866.9	18.8%	39.4%	42.6%

The increase in selling expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales, new stores opened during the fiscal year and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. However, the impact of foreign currency exchange rates decreased reported expenses by approximately $6.1 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

The increase in advertising, marketing and design costs was primarily due to increased staffing costs and design expenditures as well as increased development costs for new product categories.

Distribution and consumer service expenses increased primarily as result of higher sales volumes. However, efficiency gains at the distribution and consumer service facility, partially offset by an increase in our direct-to-consumer shipments as a percentage of total shipments, led to a decrease in distribution and consumer service expenses as a percentage of net sales.

The decrease in administrative expenses was primarily due to a decrease in share-based compensation expense and other employee staffing costs. However, fiscal 2006 expenses were reduced by $2.0 million due to the receipt of business interruption proceeds related to our World Trade Center location. The Company did not receive any business interruption proceeds in fiscal 2007.

Interest Income, Net

Net interest income was $41.3 million in fiscal 2007 compared to $32.6 million in fiscal 2006. This increase was primarily due to higher returns on our investments as a result of higher interest rates and higher average cash and investment balances.

Provision for Income Taxes

The effective tax rate was 38.5% in fiscal 2007 compared to 37.9% in fiscal 2006. This increase is primarily attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

Income from continuing operations was $636.5 million in fiscal 2007 compared to $463.8 million in fiscal 2006. This 37.2% increase is attributable to increased net sales as well as significant operating margin improvement, as discussed above.

Income from Discontinued Operations

Income from discontinued operations was $27.1 million in fiscal 2007 compared to $30.4 million in fiscal 2006. In fiscal 2007, net sales related to the corporate accounts business were $66.5 million compared to $76.4 million in fiscal 2006. The decrease in net sales and income is attributable to the exiting of the corporate accounts business during the third quarter of fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

The following table summarizes results of operations for fiscal 2006 compared to fiscal 2005:

	Fiscal Year Ended
	July 1, 2006		July 2, 2005		Variance
	(dollars in millions, except per share data)
	Amount	% of Net sales	Amount	% of Net sales	Amount	%
Net sales	$2,035.1	100.0%	$1,651.7	100.0%	$383.4	23.2%
Gross profit	1,581.6	77.7	1,267.6	76.7	314.0	24.8
Selling, general and administrative expenses	866.9	42.6	731.9	44.3	135.0	18.4
Operating income	714.7	35.1	535.7	32.4	179.0	33.4
Interest income, net	32.6	1.6	15.8	1.0	16.9	107.0
Provision for income taxes	283.5	13.9	201.1	12.2	82.4	40.9
Minority interest	—	0.0	13.6	0.8	(13.6)	(100.0)
Income from continuing operations	463.8	22.8	336.6	20.4	127.2	37.8
Income from discontinued operations, net of taxes	30.4	1.5	22.0	1.3	8.5	38.6
Net income	494.3	24.3	358.6	21.7	135.7	37.8
Net income per share:
Basic:
Continuing operations	$1.22		$0.89		$0.33	37.4%
Discontinued operations	0.08		0.06		0.02	38.2
Net income	1.30		0.95		0.35	37.5
Diluted:
Continuing operations	$1.19		$0.86		$0.33	38.4%
Discontinued operations	0.08		0.06		0.02	39.2
Net income	1.27		0.92		0.35	38.4

Net Sales

The following table presents net sales by operating segment for fiscal 2006 compared to fiscal 2005:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net sales
	July 1, 2006	July 2, 2005	Rate of Increase	July 1, 2006	July 2, 2005
	(dollars in millions)
Direct-to-Consumer	$1,610.7	$1,307.4	23.2%	79.1%	79.2%
Indirect	424.4	344.3	23.3	20.9	20.8
Total net sales	$2,035.1	$1,651.7	23.2%	100.0%	100.0%

Direct-to-Consumer — Net sales increased 23.2%, driven by increased sales from comparable stores, new stores and expanded stores.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $167 million, $72 million and $13 million, respectively, of the net sales increase. Comparable store sales in North America rose 20.7%, with retail stores up 12.3% and factory stores up 31.9%. In Japan, sales from new stores, comparable store sales growth and sales from expanded stores accounted for approximately $41 million, $32 million and $11 million, respectively, of the net sales increase. Coach Japan’s reported net sales were negatively impacted by approximately $35 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures and a decline in the direct marketing channel.

Indirect — Net sales increased 23.3%, driven by growth in the U.S. wholesale and international wholesale divisions, which contributed increased sales of approximately $45 million and $36 million, respectively, as compared to the prior year. Licensing revenue of approximately $9 million and $6 million in fiscal 2006 and fiscal 2005, respectively, is included in Indirect sales.

Operating Income

Operating income increased 33.4% to $714.7 million in fiscal 2006 as compared to $535.7 million in fiscal 2005, driven by increases in net sales and gross profit, partially offset by an increase in SG&A expenses. Operating margin rose to 35.1% in fiscal 2006 from 32.4% in fiscal 2005. This 270 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of SG&A expenses.

The following chart illustrates our operating margin performance over the last two years:

	Operating Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2006	31.3%	40.8%	32.0%	34.3%	35.1%
Fiscal 2005	27.8%	38.7%	30.9%	29.9%	32.4%

Gross profit increased 24.8% to $1.6 billion in fiscal 2006 as compared to $1.3 billion in fiscal 2005. Gross margin increased 100 basis points to 77.7% in fiscal 2006 from 76.7% in fiscal 2005, as gains from supply chain initiatives and product mix shifts, reflecting increased penetration of higher margin collections, more than offset the impact of channel mix.

SG&A expenses increased 18.4% to $866.9 million in fiscal 2006 from $731.9 million in fiscal 2005, driven primarily by increased selling expenses. However, as a percentage of net sales, SG&A expenses decreased to 42.6% as compared to 44.3% during fiscal 2005, as we continue to leverage our expense base on higher sales.

The following table presents the components of SG&A expenses and the percentage of net sales that each component represented for fiscal 2006 compared to fiscal 2005:

	Fiscal Year Ended
	SG&A Expenses			Percentage of Total Net sales
	July 1, 2006	July 2, 2005	Rate of Increase	July 1, 2006	July 2, 2005
	(dollars in millions)		(FY06 v. FY05)
Selling	$576.6	$492.7	17.0%	28.4%	29.8%
Advertising, Marketing and Design	100.6	78.8	27.7	4.9	4.8
Distribution and Consumer Service	42.2	36.0	17.2	2.1	2.2
Administrative	147.5	124.4	18.6	7.2	7.5
Total SG&A Expenses	$866.9	$731.9	18.4%	42.6%	44.3%

The increase in selling expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales, new stores opened during the fiscal year and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. However, the impact of foreign currency exchange rates decreased reported expenses by approximately $16 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

The increase in advertising, marketing and design costs was primarily due to increased staffing costs and increased design expenditures as well as increased development costs for new product categories.

Distribution and consumer service expenses increased primarily as a result of higher sales volumes. However, efficiency gains at the distribution and consumer service facility resulted in an improvement in these expenses as a percentage of net sales.

The increase in administrative expenses was primarily due to increased share-based compensation costs and other employee staffing costs. Fiscal 2006 and fiscal 2005 expenses were reduced by $2.0 million and $2.6 million, respectively, due to the receipt of business interruption proceeds related to our World Trade Center location.

Interest Income, Net

Net interest income was $32.6 million in fiscal 2006 as compared to $15.8 million in fiscal 2005. This increase was primarily due to higher returns on investments as a result of higher interest rates.

Provision for Income Taxes

The effective tax rate increased to 37.9% as compared to 36.5% in fiscal 2005. The increase is primarily attributable to the non-recurrence of a one time benefit that the Company recorded in the fourth quarter of fiscal 2005, related to the Company’s buyout of Sumitomo’s 50% interest in Coach Japan.

Minority Interest

Minority interest expense, net of tax, was $0 in fiscal 2006 compared to $13.6 million, or 0.8% of net sales, in fiscal 2005. The purchase of Sumitomo’s 50% interest in Coach Japan on July 1, 2005 eliminated minority interest as of the first quarter of fiscal 2006.

Income from Continuing Operations

Income from continuing operations was $463.8 million in fiscal 2006 compared to $336.6 million in fiscal 2005. This 37.8% increase is attributable to increased net sales as well as significant operating margin improvement, as discussed above.

Income from Discontinued Operations

Income from discontinued operations was $30.4 million in fiscal 2006 compared to $22.0 million in fiscal 2005. In fiscal 2006, net sales related to the corporate accounts business were $76.4 million compared to $58.7 million in fiscal 2005. The Company exited the corporate accounts business during the third quarter of fiscal 2007.

Financial Condition

Cash Flow

Net cash provided by operating activities was $779.1 million in fiscal 2007 compared to $596.6 million in fiscal 2006. The $182.5 million increase was primarily due to increased earnings of $169.4 million. The changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net cash used in investing activities was $375.9 million in fiscal 2007 compared to $181.0 million in fiscal 2006. The $194.9 million increase in net cash used is attributable to a $187.9 million increase in the net purchases of investments and a $7.0 million increase in capital expenditures, related primarily to new and renovated retail stores in North America and Japan. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash provided by financing activities was $10.4 million in fiscal 2007 compared to a $426.8 million use of cash in fiscal 2006. The change of $437.2 million primarily resulted from a $450.3 million decrease in funds expended to repurchase common stock in fiscal 2007 compared to fiscal 2006. In addition, there was a $25.6 million increase in proceeds received from the exercise of stock options and a non-recurrence of $12.3 million in repayments on the Japanese credit facility in the prior year. These increases were partially offset by a $34.2 million decrease in excess tax benefit from share-based compensation and a $16.7 million decrease related to an adjustment to reverse a portion of the excess tax benefit previously recognized from share-based compensation in the fourth quarter of fiscal 2006.

Revolving Credit Facilities

As of the end of fiscal 2007, the Company maintained a $100 million unsecured revolving credit facility with certain lenders and Bank of America, N.A. as primary lender and administrative agent (the “Bank of America facility”). At Coach’s request, the Bank of America facility was able to be expanded to $125 million. Coach paid a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. The initial commitment fee was 15 basis points and the initial LIBOR margin was 62.5 basis points. At June 30, 2007, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points, reflecting an improvement in our fixed-charge coverage ratio. The facility was scheduled to expire on October 16, 2007.

On July 26, 2007 (subsequent to the end of fiscal 2007), the Company renewed the Bank of America facility, extending the facility expiration to July 26, 2012. At Coach’s request, the renewed Bank of America facility can be expanded to $200 million. The facility can also be extended for two additional one-year periods, at Coach’s request. Under the renewed Bank of America facility, Coach will pay a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2007 and fiscal 2006 there were no borrowings under the Bank of America facility. Accordingly, as of June 30, 2007 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $60 million, at June 30, 2007. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

During fiscal 2007 and fiscal 2006, the peak borrowings under the Japanese credit facilities were $25.5 million and $21.6 million, respectively. As of June 30, 2007 and July 1, 2006, there were no outstanding borrowings under the Japanese credit facilities.

Common Stock Repurchase Program

On October 20, 2006, the Coach Board of Directors approved an additional common stock repurchase program to acquire up to $500 million of Coach’s outstanding common stock. This authorization expires in June 2008. In connection with Coach’s stock repurchase program, purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2007 and fiscal 2006, the Company repurchased and retired 5.0 million and 19.1 million shares of common stock at an average cost of $29.99 and $31.50 per share, respectively. As of June 30, 2007, $500 million remained available for future repurchases under the existing program.

Liquidity and Capital Resources

In fiscal 2007, total capital expenditures were $140.9 million. In North America, Coach opened 41 new retail and seven net new factory stores and expanded six retail stores and seven factory stores. These new and expanded stores accounted for approximately $70 million of the total capital expenditures. In addition, spending on department store renovations and distributor locations accounted for approximately $9 million of the total capital expenditures. In Japan, we invested approximately $17 million, primarily for the opening of 19 net new locations and nine store expansions. The remaining capital expenditures related to corporate systems and infrastructure. These investments were financed from on hand cash, operating cash flows and by using funds from our Japanese revolving credit facilities.

For the fiscal year ending June 28, 2008, the Company expects total capital expenditures to be approximately $200 million. Capital expenditures will be primarily for new stores and expansions both in the U.S. and in Japan. We expect to open approximately 40 new North American retail stores, six new factory stores and 15-20 new locations in Japan, while continuing to invest in department store and distributor locations. In addition, we will invest in corporate infrastructure and expand our Jacksonville distribution center. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2007, Coach purchased approximately $663 million of inventory, which was funded by on hand cash, operating cash flow and by borrowings under the Japanese revolving credit facilities.

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

Commitments

At June 30, 2007, the Company had letters of credit available of $205 million, of which $115.6 million were outstanding. These letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory. In addition, $13.2 million relates to a letter of credit for the benefit of the Sara Lee Corporation (“Sara Lee”). Prior to Coach’s spin off from Sara Lee, Sara Lee was a guarantor or a party to many of Coach’s leases. Coach has agreed to make efforts to remove Sara Lee from all of its existing leases, and Sara Lee is not a guarantor or a party to any new or renewed leases. Coach has obtained a letter of credit for the benefit of Sara Lee in an amount approximately equal to the annual minimum rental payments under leases transferred to Coach by Sara Lee, but for which Sara Lee retains contingent liability. Coach is required to maintain this letter of credit until the annual minimum rental payments under the relevant leases are less than $2.0 million. The initial letter of credit had a face amount of $20.6 million, and we expect this amount to decrease annually as Coach’s guaranteed obligations are reduced. Coach expects that it will be required to maintain the letter of credit for approximately 10 years.

Contractual Obligations

As of June 30, 2007, Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(amounts in millions)
Capital expenditure commitments(1)	$2.5	$2.5	$—	$—	$—
Inventory purchase obligations(2)	134.7	134.7	—	—	—
Long-term debt, including the current portion	3.1	0.2	0.6	0.8	1.5
Operating leases	683.8	89.0	175.8	162.5	256.5
Total	$824.1	$226.4	$176.4	$163.3	$258.0
(1)	Represents the Company’s legally binding agreements related to capital expenditures.
(2)	Represents the Company’s legally binding agreements to purchase finished goods.

The table above excludes the following: amounts included in current liabilities, other than the current portion of long-term debt, in the Consolidated Balance Sheet at June 30, 2007 as these items will be paid within one year; long-term liabilities not requiring cash payments, such as deferred lease incentives; and cash contributions for the Company’s pension plans. The Company intends to contribute approximately $0.6 million to its pension plans during the next year.

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $3.1 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. The development and selection of the Company’s critical accounting policies and estimates are periodically reviewed with the Audit Committee of the Board of Directors.

The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could affect the financial statements. For more information on Coach’s accounting policies, please refer to the Notes to Consolidated Financial Statements.

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method, except for inventories of Coach Japan, for which cost is determined by the last-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At June 30, 2007, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of goods sold.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and other indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2007, 2006 or 2005.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company did not record any impairment losses in fiscal 2007, 2006, or 2005. However, as the determination of future cash flows is based on expected future performance, impairment could result in the future if expectations are not met.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale, Internet and catalog channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. At June 30, 2007, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option and expected volatility. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. A 10% change in the Black-Scholes value would result in an insignificant change in FY07 share-based compensation expense.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after July 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 was effective for the interim reporting period that began on December 31, 2006. As the Company did not modify its accounting policy of recording sales taxes collected on a net basis, the adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning on July 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for the fiscal year beginning June 29, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ended June 30, 2007, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for the fiscal year ending June 27, 2009. The impact of adopting SFAS 158 is described in Note 12.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the fiscal year ended June 30, 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the fiscal year beginning June 29, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments with respect to Coach Japan. The use of derivative financial instruments is in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

Foreign Currency Exchange

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars.

Substantially all of Coach’s fiscal 2007 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, India, Hungary, Indonesia, Italy, Korea, Mauritius, Singapore, Spain, Taiwan and Turkey. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan, Coach is exposed to market risk from foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. The foreign currency contracts entered into by the Company have durations no greater than 12 months. As of June 30, 2007 and July 1, 2006, open foreign currency forward contracts designated as hedges with a notional amount of $111.1 million and $114.8 million, respectively, were outstanding.

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

The fair values of open foreign currency derivatives included in current assets at June 30, 2007 and July 1, 2006 were $23.3 million and $2.6 million, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese Yen and Canadian Dollars, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as municipal government and corporate debt securities. As the Company has both the ability and intent to hold these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At June 30, 2007, the Company’s short term investments consisted of $628.9 million of auction rate securities. As auction rate securities’ market price equals its fair value, there are no unrealized gains or losses associated with these investments.

As of June 30, 2007, the Company did not have any outstanding borrowings on its revolving credit facilities and the Company does not expect to borrow against the facilities in the foreseeable future. However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of June 30, 2007, Coach’s outstanding long-term debt, including the current portion, was $3.1 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

Item 8. Financial Statements and Supplementary Data

See “Index to Financial Statements,” which is located on page 36 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 and concluded that it is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of management set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Matters Relating to Coach’s Independent Auditors” in the Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 36 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.

Date: August 23, 2007	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 23, 2007.

Signature	Title
/s/ Lew Frankfort Lew Frankfort	Chairman, Chief Executive Officer and Director
/s/ Keith Monda Keith Monda	President, Chief Operating Officer and Director
/s/ Michael F. Devine, III Michael F. Devine, III	Executive Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
/s/ Susan Kropf Susan Kropf	Director
/s/ Gary Loveman Gary Loveman	Director
/s/ Ivan Menezes Ivan Menezes	Director
/s/ Irene Miller Irene Miller	Director
/s/ Michael Murphy Michael Murphy	Director
/s/ Jide Zeitlin Jide Zeitlin	Director

UNITED STATES

SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS
For the Fiscal Year Ended June 30, 2007

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and July 1, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2007 and July 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coach, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated August 23, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
August 23, 2007

COACH, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2007	July 1, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$556,956	$143,388
Short-term investments	628,860	394,177
Trade accounts receivable, less allowances of $6,579 and $6,000, respectively	107,814	84,361
Inventories	291,192	233,494
Deferred income taxes	68,305	78,019
Prepaids and other current assets	87,069	41,043
Total current assets	1,740,196	974,482
Property and equipment, net	368,461	298,531
Goodwill	213,794	227,811
Indefinite life intangibles	11,865	12,007
Deferred income taxes	86,046	84,077
Other noncurrent assets	29,150	29,612
Total assets	$2,449,512	$1,626,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$109,309	$79,819
Accrued liabilities	298,452	261,835
Current portion of long-term debt	235	170
Total current liabilities	407,996	341,824
Deferred income taxes	36,448	31,655
Long-term debt	2,865	3,100
Other liabilities	91,849	61,207
Total liabilities	539,158	437,786
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding — 372,521,112 and 369,830,906 shares, respectively	3,725	3,698
Additional paid-in-capital	978,664	775,209
Retained earnings	940,757	417,087
Accumulated other comprehensive loss	(12,792)	(7,260)
Total stockholders' equity	1,910,354	1,188,734
Total liabilities and stockholders' equity	$2,449,512	$1,626,520

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net sales	$2,612,456	$2,035,085	$1,651,704
Cost of sales	589,470	453,518	384,153
Gross profit	2,022,986	1,581,567	1,267,551
Selling, general and administrative expenses	1,029,589	866,860	731,891
Operating income	993,397	714,707	535,660
Interest income, net	41,273	32,623	15,760
Income before provision for income taxes, minority interest and discontinued operations	1,034,670	747,330	551,420
Provision for income taxes	398,141	283,490	201,132
Minority interest, net of tax	—	—	13,641
Income from continuing operations	636,529	463,840	336,647
Income from discontinued operations, net of income taxes (Note 3)	27,136	30,437	21,965
Net income	$663,665	$494,277	$358,612
Net income per share
Basic
Continuing operations	$1.72	$1.22	$0.89
Discontinued operations	0.07	0.08	0.06
Net income	$1.80	$1.30	$0.95
Diluted
Continuing operations	$1.69	$1.19	$0.86
Discontinued operations	0.07	0.08	0.06
Net income	$1.76	$1.27	$0.92
Shares used in computing net income per share
Basic	369,661	379,635	378,670
Diluted	377,356	388,495	390,191

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Total Stockholders’ Equity	Preferred Stockholders’ Equity	Common Stockholders’ Equity	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Shares of Common Stock
Balances at July 3, 2004	$796,036	$—	$3,792	$420,718	$369,331	$2,195		379,236
Net income	358,612	—	—	—	358,612	—	$358,612
Shares issued for stock options and employee benefit plans	42,988	—	102	42,886	—	—		10,194
Share-based compensation	55,880	—	—	55,880	—	—
Excess tax benefit from share-based compensation	68,667	—	—	68,667	—	—
Repurchase of common stock	(264,971)	—	(110)	(21,889)	(242,972)	—		(11,000)
Changes in derivatives balances, net of tax	1,229	—	—	—	—	1,229	1,229
Translation adjustments	(2,331)	—	—	—	—	(2,331)	(2,331)
Minimum pension liability	(190)	—	—	—	—	(190)	(190)
Comprehensive income							$357,320
Balances at July 2, 2005	1,055,920	—	3,784	566,262	484,971	903		378,430
Net income	494,277	—	—	—	494,277	—	$494,277
Shares issued for stock options and employee benefit plans	78,444	—	105	78,339	—	—		10,456
Share-based compensation	69,190	—	—	69,190	—	—
Excess tax benefit from share-based compensation	99,337	—	—	99,337	—	—
Repurchase of common stock	(600,271)	—	(191)	(37,919)	(562,161)	—		(19,055)
Changes in derivatives balances, net of tax	(4,488)	—	—	—	—	(4,488)	(4,488)
Translation adjustments	(3,780)	—	—	—	—	(3,780)	(3,780)
Minimum pension liability	105	—	—	—	—	105	105
Comprehensive income							$486,114
Balances at July 1, 2006	1,188,734	—	3,698	775,209	417,087	(7,260)		369,831
Net income	663,665	—	—	—	663,665	—	$663,665
Shares issued for stock options and employee benefit plans	108,318	—	77	108,241	—	—		7,692
Share-based compensation	56,726	—	—	56,726	—	—
Excess tax benefit from share-based compensation	65,100	—	—	65,100	—	—
Adjustment to excess tax benefit from share-based compensation	(16,658)	—	—	(16,658)	—	—
Repurchase of common stock	(149,999)	—	(50)	(9,954)	(139,995)	—		(5,002)
Changes in derivatives balances, net of tax	4,708	—	—	—	—	4,708	4,708
Translation adjustments	(9,944)	—	—	—	—	(9,944)	(9,944)
Minimum pension liability	(58)	—	—	—	—	(58)	(58)
Adjustment to initially apply SFAS 158, net of tax	(238)	—	—	—	—	(238)
Comprehensive income							$658,371
Balances at June 30, 2007	$1,910,354	$—	$3,725	$978,664	$940,757	$(12,792)		372,521

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$663,665	$494,277	$358,612
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,887	65,115	50,400
Provision for bad debt	1,845	252	41
Minority interest	—	—	13,641
Share-based compensation	56,726	69,190	55,880
Excess tax benefit from share-based compensation	(65,100)	(99,337)	(68,667)
Decrease (increase) in deferred tax assets	7,745	(56,731)	(54,990)
(Decrease) increase in deferred tax liabilities	(1,107)	33,788	(8,428)
Other, net	(5,375)	(14,723)	3,881
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(25,298)	(19,214)	(9,716)
Increase in inventories	(57,698)	(49,075)	(22,506)
Increase in other assets	(33,463)	(6,130)	(14,885)
Increase in other liabilities	30,382	19,307	23,820
Increase in accounts payable	29,490	14,834	20,214
Increase in accrued liabilities	96,403	145,050	128,299
Net cash provided by operating activities	779,102	596,603	475,596
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(140,872)	(133,876)	(94,592)
Acquisition of joint venture	—	—	(228,431)
Proceeds from dispositions of property and equipment	156	237	18
Purchases of investments	(920,999)	(1,195,934)	(379,530)
Proceeds from maturities of investments	685,789	1,148,618	330,703
Net cash used in investing activities	(375,926)	(180,955)	(371,832)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(149,999)	(600,271)	(264,971)
Distribution of earnings to joint venture shareholders	—	—	(57,403)
Repayment of joint venture partner contribution	—	—	(15,524)
Repayment of long-term debt	(170)	(150)	(115)
Borrowings on revolving credit facility	57,048	58,512	359,503
Repayments of revolving credit facility	(57,048)	(70,804)	(348,910)
Proceeds from exercise of stock options	112,119	86,550	46,835
Excess tax benefit from share-based compensation	65,100	99,337	68,667
Adjustment to excess tax benefit from share-based compensation	(16,658)	—	—
Net cash provided by (used in) financing activities	10,392	(426,826)	(211,918)
Increase (decrease) in cash and cash equivalents	413,568	(11,178)	(108,154)
Cash and cash equivalents at beginning of year	143,388	154,566	262,720
Cash and cash equivalents at end of year	$556,956	$143,388	$154,566
Cash paid for income taxes	$370,189	$205,451	$162,702
Cash paid for interest	$1,099	$1,155	$238
Noncash investing activity — property and equipment obligations	$31,537	$22,349	$—

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. Nature of Operations

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance. Coach’s products are sold through its Direct-to-Consumer segment, which includes Company-operated stores in North America and Japan, its online store and its catalogs, as well as through its Indirect segment, which includes department store locations in the United States, international department stores, freestanding retail locations and specialty retailers.

2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 30, 2007 (“fiscal 2007”), July 1, 2006 (“fiscal 2006”) and July 2, 2005 (“fiscal 2005”) were each 52-week periods.

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

Investments

Investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These securities are classified as held-to-maturity, as the Company has both the ability and the intent to hold these securities until maturity, except for auction rate securities, which are classified as available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Premiums are amortized and discounts are accreted over the lives of the related securities as adjustments to interest income. Investments classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in other comprehensive income. Dividend and interest income are recognized when earned.

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

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

Inventories

Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method (“FIFO”)) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method (“LIFO”)) or market. At the end of fiscal 2007, inventories recorded at LIFO were $3,251 higher than if they were valued at FIFO. At the end of fiscal 2006, inventories recorded at LIFO were $911 lower than if they were valued at FIFO. Inventories valued under LIFO amounted to $49,301 and $54,651 in fiscal 2007 and 2006, respectively. Inventory costs include material, conversion costs, freight and duties.

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

Operating Leases

The Company’s leases for office space, retail stores and the distribution facility are accounted for as operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit on the balance sheet and amortized over the lease term, which is consistent with the amortization period for the constructed assets. Rent expense is recorded when the Company takes possession of a store to begin its buildout, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment evaluation in fiscal 2007, 2006 and 2005 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company performed an impairment evaluation in fiscal 2007, 2006 and 2005 and concluded that there was no impairment of its long-lived assets.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale, Internet and catalog channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded. Royalty revenues are earned through license agreements with

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and therefore excluded from revenue.

Advertising

Advertising costs include expenses related to direct marketing activities, such as catalogs, as well as media and production costs. In fiscal 2007, 2006 and 2005, advertising expenses totaled $47,287, $35,887 and $39,038, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of the award is recognized as compensation expense over the vesting period.

Shipping and Handling

Shipping and handling costs incurred were $28,142, $19,927 and $16,188 in fiscal years 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Coach does not provide for U.S. income taxes on the unremitted earnings of its foreign subsidiaries as the Company intends to permanently reinvest these earnings.

Minority Interest in Subsidiary

Minority interest in the statements of income represents Sumitomo Corporation’s share of the earnings in Coach Japan prior to the July 1, 2005 purchase of Sumitomo’s 50% interest in Coach Japan.

Fair Value of Financial Instruments

The Company has evaluated its Industrial Revenue Bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of June 30, 2007 and July 1, 2006, the carrying values of cash and cash equivalents, investments, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. See Note 6, “Investments,” for the fair values of the Company’s investments as of June 30, 2007 and July 1, 2006.

Coach Japan enters into foreign currency contracts that hedge certain U.S. dollar denominated inventory purchases and its fixed rate intercompany loan. These contracts qualify for hedge accounting and have been designated as cash flow hedges. The fair value of these contracts is recorded in other comprehensive income and recognized in earnings in the period in which the hedged item is also recognized in earnings. The fair value of the foreign currency derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Coach could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after July 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 was effective for the interim reporting period that began on December 31, 2006. As the Company did not modify its accounting policy of recording sales taxes collected on a net basis, the adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning on July 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for the fiscal year beginning on July 1, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

fiscal year ended June 30, 2007, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for the fiscal year ending June 27, 2009. The impact of adopting SFAS 158 is described in Note 12.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the fiscal year ended June 30, 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the fiscal year beginning June 29, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations

In March 2007, the Company exited its corporate accounts business in order to better control the location and image of the brand where Coach product is sold. Through the corporate accounts business, Coach sold products primarily to distributors for gift-giving and incentive programs. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods presented. As the Company uses a centralized approach to cash management, interest income was not allocated to the corporate accounts business. The following table summarizes results of the corporate accounts business:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net sales	$66,463	$76,416	$58,719
Income before provision for income taxes	44,483	49,897	36,903
Income from discontinued operations	27,136	30,437	21,965

The consolidated balance sheet at June 30, 2007 includes approximately $71 of accounts receivable, net and approximately $2,254 of accrued liabilities, related to the corporate accounts business. The net book value of the fixed assets related to the corporate accounts business was $0 prior to the exiting of the business. Accordingly, no gain or loss was recognized upon disposal of the fixed assets. The Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. Share-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Share-based compensation expense	$56,726	$69,190	$55,880
Income tax benefit related to share-based compensation expense	22,071	27,191	21,793

The above amounts include $486, $1,290 and $797 of share-based compensation expense and $187, $503 and $311 of related income tax benefit related to discontinued operations in fiscal years 2007, 2006 and 2005, respectively.

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

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 1,462, 5,378 and 7,029 were granted in fiscal 2007, 2006 and 2005, respectively.

Stock Options

A summary of option activity under the Coach stock option plans as of June 30, 2007 and changes during the year then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	30,817	$23.48
Granted	7,727	33.44
Exercised	(8,272)	18.25
Forfeited or expired	(896)	30.10
Outstanding at June 30, 2007	29,376	$27.36	6.70	$589,214
Exercisable at June 30, 2007	12,309	$24.67	5.09	$279,613

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. Share-Based Compensation  – (continued)

The following table summarizes information about stock options under the Coach option plans at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2007	Weighted- Average Exercise Price
$2.00 – 5.00	557	3.84	$4.09	557	$4.09
$5.01 – 10.00	891	5.15	6.39	891	6.39
$10.01 – 20.00	7,679	6.55	15.78	3,806	15.78
$20.01 – 30.00	7,293	8.01	29.30	1,589	27.81
$30.01 – 40.00	11,517	6.39	34.21	5,303	34.82
$40.01 – 50.00	1,349	5.16	46.26	163	42.30
$50.01 – 51.56	90	9.80	50.40	—	—
	29,376	6.70	$27.36	12,309	$24.67

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Expected term (years)	2.2	2.6	1.4
Expected volatility	29.9%	35.0%	29.2%
Risk-free interest rate	4.9%	4.2%	2.6%
Dividend yield	—%	—%	—%

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

The weighted-average grant-date fair value of options granted during fiscal 2007, 2006 and 2005 was $7.12, $8.49 and $3.10, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $191,950, $232,507 and $201,232, respectively. The total cash received from these option exercises was $112,119, $86,550 and $46,835 in fiscal 2007, 2006 and 2005, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $69,496, $88,534 and $78,480, respectively.

At June 30, 2007, $77,948 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.5 years.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. Share-Based Compensation  – (continued)

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The weighted-average grant-date fair value of shares granted during fiscal 2007, 2006 and 2005 was $35.09, $34.17 and $22.96, respectively. The following table summarizes information about nonvested shares as of and for the year ended June 30, 2007:

	Number of Non-Vested Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2006	1,329	$22.06
Granted	332	35.09
Vested	(294)	17.30
Forfeited	(41)	30.62
Nonvested at June 30, 2007	1,326	$26.10

The total fair value of shares vested during fiscal 2007, 2006 and 2005 was $11,558, $28,932 and $5,829, respectively. At June 30, 2007, $15,387 of total unrecognized compensation cost related to nonvested share awards is expected to be recognized over a weighted-average period of 1.5 years.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 159, 162 and 159 shares to employees in fiscal 2007, 2006 and 2005, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Expected term (years)	0.5	0.5	0.5
Expected volatility	30.1%	25.7%	27.6%
Risk-free interest rate	5.1%	3.7%	2.8%
Dividend yield	—%	—%	—%

The weighted-average fair value of the purchase rights granted during fiscal 2007, 2006 and 2005 was $8.72, $6.64 and $6.24, respectively.

Deferred Compensation

Under the Coach, Inc. Executive Deferred Compensation Plan, executive officers and certain employees at or above the senior director level may elect to defer all or a portion of their annual bonus or annual base salary into the plan. Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may similarly defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. Share-Based Compensation  – (continued)

account to be paid on such distribution date. The amounts accrued under these plans at June 30, 2007 and July 1, 2006 were $1,922 and $3,622, respectively, and are included within total liabilities in the consolidated balance sheets.

The following table summarizes share and exercise price information about Coach’s equity compensation plans as of June 30, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	30,702	$26.18	25,242
Equity compensation plans not approved by security holders	46	6.84	250
Total	30,748		25,492

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

Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Minimum rentals	$83,006	$77,376	$73,283
Contingent rentals	24,452	16,380	12,101
Total rent expense	$107,458	$93,756	$85,384

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2008	$88,966
2009	89,344
2010	86,515
2011	83,904
2012	78,582
Subsequent to 2012	256,538
Total minimum future rental payments	$683,849

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. Leases  – (continued)

Certain operating leases provide for renewal for periods of five to ten years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

6. Investments

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. As the Company has both the ability and the intent to hold these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. As of June 30, 2007 and July 1, 2006, available-for-sale securities were $628,860 and $253,650. The remaining investments as of July 1, 2006 were held-to-maturity. The following table shows the amortized cost, fair value, and unrealized gains and losses of the Company’s investments:

	Fiscal Year Ended
	June 30, 2007			July 1, 2006
	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
Short-term investments:
U.S. government and agency securities	$25,000	$25,000	$—	$49,986	$49,641	$(345)
Corporate debt securities	206,675	206,675	—	198,191	197,529	(662)
Municipal securities	397,185	397,185	—	146,000	146,000	—
Short-term investments	$628,860	$628,860	$—	$394,177	$393,170	$(1,007)

As of June 30, 2007 and July 1, 2006, all held-to-maturity investments had maturities of less than one year. Auction rate securities are included in short-term investments as they are intended to meet the short-term working capital needs of the Company and the Company can sell or roll them over at each 7, 28 or 35 day auction cycle.

7. Debt

Revolving Credit Facilities

As of the end of fiscal 2007, the Company maintained a $100,000 unsecured revolving credit facility with certain lenders and Bank of America, N.A. as primary lender and administrative agent (the “Bank of America facility”). At Coach’s request, the Bank of America facility was able to be expanded to $125,000. Coach paid a commitment fee of 10 to 25 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 45 to 100 basis points on any outstanding borrowings. The initial commitment fee was 15 basis points and the initial LIBOR margin was 62.5 basis points. At June 30, 2007, the commitment fee was 10 basis points and the LIBOR margin was 45 basis points, reflecting an improvement in our fixed-charge coverage ratio. The facility was scheduled to expire on October 16, 2007.

On July 26, 2007 (subsequent to the end of fiscal 2007), the Company renewed the Bank of America facility, extending the facility expiration to July 26, 2012. At Coach’s request, the renewed Bank of America facility can be expanded to $200,000. The facility can also be extended for two additional one-year periods, at Coach’s request. Under the renewed Bank of America facility, Coach will pay a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

7. Debt  – (continued)

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2007 and fiscal 2006 there were no borrowings under the Bank of America facility. Accordingly, as of June 30, 2007 and July 1, 2006, there were no outstanding borrowings under the Bank of America facility.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan entered into credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $60,000, at June 30, 2007. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

During fiscal 2007 and fiscal 2006, the peak borrowings under the Japanese credit facilities were $25,518 and $21,568, respectively. As of June 30, 2007 and July 1, 2006, outstanding borrowings under the Japanese credit facilities were $0.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in 2014. As of June 30, 2007 and July 1, 2006, the remaining balance on the loan was $3,100 and $3,270, respectively. Future principal payments under the Industrial Revenue Bond are as follows:

Fiscal Year	Amount
2008	$235
2009	285
2010	335
2011	385
2012	420
Subsequent to 2012	1,440
Total	$3,100

8. Commitments and Contingencies

At June 30, 2007 and July 1, 2006, the Company had letters of credit available of $205,000 and $155,000, of which $115,575 and $91,855, respectively, were outstanding. Of these amounts, $13,236 and $15,057, respectively, relate to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit for approximately 10 years. The remaining letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Coach is a party to employment agreements with certain key executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The Company’s employment agreements with Lew Frankfort, Chairman and Chief Executive Officer, Reed Krakoff, President and Executive Creative Director and Keith Monda, President and Chief Operating Officer run through August 2011. The Company’s employment agreements with Michael Tucci, President, North America Retail Division and Michael F. Devine, III, Executive Vice President and Chief Financial Officer run through June 30, 2010.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

8. Commitments and Contingencies  – (continued)

In addition to the employment agreements described above, other contractual cash obligations as of June 30, 2007 included $134,690 related to inventory purchase obligations and $2,482 related to capital expenditure purchase obligations.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s cash flow, results of operations or financial position.

9. Derivative Instruments and Hedging Activities

In the ordinary course of business, Coach uses derivative financial instruments to hedge foreign currency exchange risk. Coach does not enter into derivative transactions for speculative or trading purposes.

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of Coach Japan’s U.S. dollar-denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. These transactions are in accordance with the Company’s risk management policies. As of June 30, 2007 and July 1, 2006, $111,057 and $114,825 of foreign currency forward contracts were outstanding. These foreign currency contracts entered into by the Company have durations no greater than 12 months. The effective portion of unrealized gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income (loss) and recognized as a component of cost of sales when the related inventory is sold.

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

The fair values of open foreign currency derivatives included in current assets at June 30, 2007 and July 1, 2006 were $23,329 and $2,578, respectively. Hedging activity affected accumulated other comprehensive income (loss), net of tax, as follows:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006
Balance at beginning of period	$(3,547)	$941
Gains, net transferred to earnings	(2,724)	(3,543)
Change in fair value, net of tax expense	7,432	(945)
Balance at end of period	$1,161	$(3,547)

The Company expects that $4,637 of net derivative gains included in accumulated other comprehensive income (loss) at June 30, 2007 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended June 30, 2007 and July 1, 2006 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 2, 2005	$237,195	$1,516	$238,711
Coach Japan acquisition adjustment	(2,666)	—	(2,666)
Foreign exchange impact	(8,234)	—	(8,234)
Balance at July 1, 2006	226,295	1,516	227,811
Foreign exchange impact	(14,017)	—	(14,017)
Balance at June 30, 2007	$212,278	$1,516	$213,794

The total carrying amount of intangible assets not subject to amortization is as follows:

	June 30, 2007	July 1, 2006
Trademarks	$9,788	$9,788
Workforce	2,077	2,219
Total Indefinite Life Intangible Assets	$11,865	$12,007

The $142 decrease in the carrying amount of these intangible assets is due to currency translation.

11. Income Taxes

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 30, 2007		July 1, 2006		July 2, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes, minority interest and discontinued operations:
United States	$936,413	90.5%	$663,084	88.7%	$498,545	90.4%
Foreign	98,257	9.5	84,246	11.3	52,875	9.6
Total income before provision for income taxes, minority interest and discontinued operations:	$1,034,670	100.0%	$747,330	100.0%	$551,420	100.0%
Tax expense at U.S. statutory rate	$362,135	35.0%	$261,565	35.0%	$192,997	35.0%
State taxes, net of federal benefit	38,910	3.8	27,164	3.6	29,287	5.3
Reversal of deferred U.S. taxes on foreign earnings	—	0.0	—	0.0	(16,247)	(2.9)
Foreign income subject to reduced tax rates	(13,892)	(1.3)	(11,548)	(1.5)	(4,458)	(0.8)
Other, net	10,988	1.0	6,309	0.8	(447)	(0.1)
Taxes at effective worldwide rates	$398,141	38.5%	$283,490	37.9%	$201,132	36.5%

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. Income Taxes  – (continued)

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	June 30, 2007		July 1, 2006		July 2, 2005
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$323,087	$(5,352)	$245,203	$(19,381)	$172,491	$(46,981)
Foreign	16,025	4,227	7,555	8,321	28,228	1,276
State	56,745	3,409	47,922	(6,130)	57,738	(11,620)
Total current and deferred tax provisions (benefits)	$395,857	$2,284	$300,680	$(17,190)	$258,457	$(57,325)

The following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Deferred tax provisions (benefits)
Depreciation	$(5,699)	$906	$(9,546)
Employee benefits	(209)	811	(2,945)
Advertising accruals	(1,012)	(508)	2
Nondeductible reserves	13,065	(11,209)	(25,888)
Earnings of foreign subsidiaries	—	—	(9,226)
Other, net	(3,861)	(7,190)	(9,722)
Total deferred tax provisions (benefits)	$2,284	$(17,190)	$(57,325)

The deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006
Deferred tax assets
Reserves not deductible until paid	$101,658	$116,374
Pension and other employee benefits	10,685	10,502
Property, plant and equipment	25,580	20,606
Net operating loss	11,514	7,156
Other	4,914	7,458
Total deferred tax assets	$154,351	$162,096
Deferred tax liabilities
Equity adjustments	$4,703	$3,107
Goodwill	34,859	17,823
Other	481	20,222
Total deferred tax liabilities	$40,043	$41,152
Net deferred tax assets	$114,308	$120,944

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. Income Taxes  – (continued)

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

12. Retirement Plans

Defined Contribution Plan

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $9,365, $7,714 and $8,621 in fiscal 2007, 2006 and 2005, respectively.

Defined Benefit Plans

Coach sponsors a noncontributory defined benefit plan, The Coach, Inc. Supplemental Pension Plan, (the “U.S. Plan”) for individuals who are part of collective bargaining arrangements in the U.S. The U.S. Plan provides benefits based on years of service. Coach Japan sponsors a defined benefit plan for individuals who meet certain eligibility requirements. This plan provides benefits based on employees’ years of service and earnings. The Company uses a March 31 measurement date for its defined benefit retirement plans.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ended June 30, 2007, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for the fiscal year ending June 27, 2009. The following table shows the incremental effect of adopting SFAS 158 on individual line items within the Consolidated Balance Sheet as of June 30, 2007:

	Balance Before SFAS 158 Adoption	SFAS 158 Adoption Adjustment	Balance After SFAS 158 Adoption
Amounts Recognized in the Consolidated Balance Sheet:
Deferred tax assets	$85,883	$163	$86,046
Total assets	2,449,349	163	2,449,512
Other liabilities	91,448	401	91,849
Total liabilities	538,757	401	539,158
Accumulated other comprehensive loss, net of tax	(12,554)	(238)	(12,792)
Total stockholders' equity	1,910,592	(238)	1,910,354

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. Retirement Plans  – (continued)

	Fiscal Year Ended
	June 30, 2007	July 1, 2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,723	$5,798
Service cost	721	357
Interest cost	353	333
Actuarial loss (gain)	508	(59)
Prior service cost	—	755
Foreign exchange impact	(92)	(25)
Benefits paid	(395)	(436)
Benefit obligation at end of year	$7,818	$6,723
Change in Plan Assets
Fair value of plan assets at beginning of year	$4,880	$3,852
Actual return on plan assets	252	241
Employer contributions	231	1,223
Benefits paid	(395)	(436)
Fair value of plan assets at end of year	$4,968	$4,880
Funded status
Funded status at end of year	$(2,850)	$(1,843)
Unrecognized net actuarial loss	N/A	2,286
Net amount recognized	N/A	$443
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit cost	N/A	$(1,507)
Accumulated other comprehensive income	N/A	1,950
Net amount recognized	N/A	$443
Current liabilities	$(123)	N/A
Noncurrent liabilities	(2,727)	N/A
Net amount recognized	$(2,850)	N/A
Amounts recognized in Accumulated
Other Comprehensive Income (Loss) consist of
Net actuarial loss	$2,494	N/A
Accumulated benefit obligation	$7,417	$6,497
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$7,818	$6,723
Accumulated benefit obligation	7,417	6,497
Fair value of plan assets	4,968	4,880
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.02%	5.42%
Rate of compensation increase	2.60%	3.00%

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. Retirement Plans  – (continued)

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Components of net periodic benefit cost
Service cost	$721	$357	$14
Interest cost	353	333	308
Expected return on plan assets	(307)	(255)	(181)
Amortization of net actuarial loss	217	313	190
Net periodic benefit cost	$984	$748	$331
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.42%	5.25%	6.00%
Expected long term return on plan assets	6.50%	6.75%	6.75%
Rate of compensation increase(1)	3.00%	3.00%	N/A

(1)	Fiscal 2005 did not include the Coach Japan, Inc. plan. As the U.S. Plan provides benefits based on years of service only, the rate of compensation increase assumption was not applicable in fiscal 2005.

To develop the expected long-term rate of return on plan assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 6.50% assumption for the fiscal year ended June 30, 2007.

During fiscal 2008, approximately $257 of actuarial loss will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost.

In the Company’s U.S. Plan, funds are contributed to a trust in accordance with regulatory limits. The weighted-average asset allocations of the U.S. Plan, by asset category, as of the measurement dates, are as follows:

	Plan Assets
	Fiscal 2007	Fiscal 2006
Asset Category
Domestic equities	65.3%	61.3%
International equities	4.1	6.8
Fixed income	27.3	28.5
Cash equivalents	3.3	3.4
Total	100.0%	100.0%

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. Retirement Plans  – (continued)

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

The equity securities category includes common stocks and co-mingled funds of approved securities. The target allocation of securities is a maximum of 5% of equity assets in any one individual common or preferred stock and a maximum of 15% in any one mutual fund.

Coach expects to contribute $448 to its U.S. Plan during the year ending June 28, 2008. Coach Japan expects to contribute $123 for benefit payments during the year ending June 28, 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Pension Benefits
2008	$451
2009	480
2010	548
2011	656
2012	694
2013 – 2017	3,791

13. Segment Information

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

During the third quarter of fiscal 2007, the Company exited its corporate accounts business. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods presented.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. Segment Information  – (continued)

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2007
Net sales	$2,101,740	$510,716	$—	$2,612,456
Operating income (loss)	953,981	316,327	(276,911)	993,397
Income (loss) before provision for income taxes, minority interest and discontinued operations	953,981	316,327	(235,638)	1,034,670
Depreciation and amortization expense	55,634	7,199	18,054	80,887
Total assets	913,909	114,423	1,421,180	2,449,512
Additions to long-lived assets	95,217	13,374	43,755	152,346
Fiscal 2006
Net sales	$1,610,691	$424,394	$—	$2,035,085
Operating income (loss)	717,326	261,571	(264,190)	714,707
Income (loss) before provision for income taxes, minority interest and discontinued operations	717,326	261,571	(231,567)	747,330
Depreciation and amortization expense	43,177	5,506	16,432	65,115
Total assets	743,034	91,247	792,239	1,626,520
Additions to long-lived assets	87,576	8,747	59,902	156,225
Fiscal 2005
Net sales	$1,307,425	$344,279	$—	$1,651,704
Operating income (loss)	548,520	204,642	(217,502)	535,660
Income (loss) before provision for income taxes, minority interest and discontinued operations	548,520	204,642	(201,742)	551,420
Depreciation and amortization expense	37,275	4,362	8,763	50,400
Total assets	646,788	69,569	653,800	1,370,157
Additions to long-lived assets	70,801	4,778	19,013	94,592

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Production variances	$21,203	$14,659	$11,028
Advertising, marketing and design	(108,760)	(91,443)	(70,234)
Administration and information systems	(138,552)	(147,491)	(124,357)
Distribution and customer service	(50,802)	(39,915)	(33,939)
Total corporate unallocated	$(276,911)	$(264,190)	$(217,502)

Geographic Area Information

As of June 30, 2007, Coach operated 254 retail stores and 93 factory stores in the United States, five retail stores in Canada and 137 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. Segment Information  – (continued)

	United States	Japan	Other International(1)	Total
Fiscal 2007
Net sales	$1,996,129	$492,748	$123,579	$2,612,456
Long-lived assets	334,889	282,888	5,493	623,270
Fiscal 2006
Net sales	$1,497,869	$420,509	$116,707	$2,035,085
Long-lived assets	266,190	298,087	3,684	567,961
Fiscal 2005
Net sales	$1,194,451	$372,326	$84,927	$1,651,704
Long-lived assets	314,919	288,338	2,995	606,252

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Canada.

14. Business Interruption Insurance

In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th terrorist attack. Inventory and fixed asset loss claims were filed with the Company’s insurers and these losses were fully recovered. Losses covered under the Company’s business interruption insurance program were also filed with the insurers. During the second quarter of fiscal 2006, the Company reached a final settlement with its insurance carriers related to losses covered under the business interruption insurance program. Accordingly, the Company did not receive any proceeds in fiscal 2007 and does not expect to receive any additional business interruption proceeds related to the World Trade Center location in the future. During fiscal 2006 and 2005, Coach received payments of $2,025 and $2,644, respectively, under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

15. Earnings Per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Income from continuing operations	$636,529	$463,840	$336,647
Total weighted-average basic shares	369,661	379,635	378,670
Dilutive securities:
Employee benefit and share award plans	980	1,666	2,784
Stock option programs	6,715	7,194	8,737
Total weighted-average diluted shares	377,356	388,495	390,191
Earnings from continuing operations per share:
Basic	$1.72	$1.22	$0.89
Diluted	$1.69	$1.19	$0.86

At June 30, 2007, options to purchase 99 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $50.00 to $51.56, were greater than the average market price of the common shares.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

15. Earnings Per Share  – (continued)

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

16. Stock Repurchase Program

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

During fiscal 2007, 2006 and 2005, the Company repurchased and retired 5,002, 19,055 and 11,000 shares of common stock at an average cost of $29.99, $31.50 and $24.09 per share, respectively. As of June 30, 2007, Coach had $500,000 remaining in the stock repurchase program.

17. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	June 30, 2007	July 1, 2006
Property and equipment
Land	$27,954	$27,954
Machinery and equipment	12,007	14,187
Furniture and fixtures	143,442	136,730
Leasehold improvements	267,935	270,232
Construction in progress	148,191	66,240
Less: accumulated depreciation	(231,068)	(216,812)
Total property and equipment, net	$368,461	$298,531
Accrued liabilities
Income and other taxes	$56,486	$69,017
Payroll and employee benefits	90,435	78,215
Capital expenditures	32,459	21,243
Operating expenses	119,072	93,360
Total accrued liabilities	$298,452	$261,835

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

17. Supplemental Balance Sheet Information  – (continued)

	June 30, 2007	July 1, 2006
Other liabilities
Deferred lease incentives	$75,839	$55,038
Other	16,010	6,169
Total other liabilities	$91,849	$61,207
Accumulated other comprehensive loss
Cumulative translation adjustments	$(12,450)	$(2,506)
Unrealized gains (losses) on cash flow hedging derivatives, net of taxes of $(796) and $2,365	1,161	(3,547)
SFAS 158 adjustment and minimum pension liability, net of taxes of $981 and $743	(1,503)	(1,207)
Accumulated other comprehensive loss	$(12,792)	$(7,260)

18. Shareholder Rights Plan

On May 3, 2001, Coach declared a “poison pill” dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.

Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2007, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

COACH, INC.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007(1)(2)
Net sales	$529,421	$805,603	$625,303	$652,129
Gross profit	406,005	621,295	486,410	509,276
Income from continuing operations	115,239	214,497	147,390	159,403
Income from discontinued operations	10,377	12,976	2,574	1,209
Net income	125,616	227,473	149,964	160,612
Basic earnings per common share:
Continuing operations	0.31	0.58	0.40	0.43
Discontinued operations	0.03	0.04	0.01	0.00
Net income	0.34	0.62	0.41	0.43
Diluted earnings per common share:
Continuing operations	0.31	0.57	0.39	0.42
Discontinued operations	0.03	0.03	0.01	0.00
Net income	0.34	0.61	0.40	0.42
Fiscal 2006(1)(2)
Net sales	$433,964	$619,830	$479,718	$501,573
Gross profit	330,096	481,753	376,199	393,519
Income from continuing operations	87,860	161,513	101,672	112,795
Income from discontinued operations	5,755	12,661	7,174	4,847
Net income	93,615	174,174	108,846	117,642
Basic earnings per common share:
Continuing operations	0.23	0.42	0.26	0.30
Discontinued operations	0.02	0.03	0.02	0.01
Net income	0.25	0.46	0.28	0.31
Diluted earnings per common share:
Continuing operations	0.23	0.41	0.26	0.29
Discontinued operations	0.01	0.03	0.02	0.01
Net income	0.24	0.45	0.28	0.31
Fiscal 2005(1)(2)
Net sales	$329,950	$510,297	$403,462	$407,995
Gross profit	247,864	387,107	315,463	317,117
Income from continuing operations	55,556	118,394	76,218	86,479
Income from discontinued operations	5,425	8,509	4,654	3,377
Net income	60,981	126,903	80,872	89,856
Basic earnings per common share:
Continuing operations	0.15	0.31	0.20	0.23
Discontinued operations	0.01	0.02	0.01	0.01
Net income	0.16	0.33	0.21	0.24
Diluted earnings per common share:
Continuing operations	0.14	0.30	0.19	0.22
Discontinued operations	0.01	0.02	0.01	0.01
Net income	0.16	0.32	0.21	0.23

(1)	During the third quarter of fiscal 2007, the Company exited its corporate accounts business. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods presented. Accordingly, the information below differs from amounts previously reported as follows: in the first and second quarter of fiscal 2007, net sales were reduced by $24,430 and $30,784, respectively, and gross profit was reduced by $18,675 and $23,181, respectively; in the first, second, third and fourth quarters of fiscal 2006, net sales were reduced by $14,987, $30,506, $18,141 and $12,782, respectively, and gross profit was reduced by $11,265, $22,923, $13,570 and $9,554, respectively; in the first, second, third and fourth quarters of fiscal 2005, net sales were reduced by $14,115, $21,462, $12,477 and $10,665, respectively, and gross profit was reduced by $10,310, $15,861, $9,210 and $7,839, respectively.
(2)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

COACH, INC.
Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2007
	High	Low
Quarter ended:
September 30, 2006	$34.65	$25.58
December 30, 2006	44.28	34.20
March 31, 2007	50.96	43.82
June 30, 2007	53.79	46.10
Closing price at June 29, 2007	$47.39

	Fiscal Year Ended 2006
	High	Low
Quarter ended:
October 1, 2005	$36.22	$30.25
December 31, 2005	36.64	28.94
April 1, 2006	36.97	31.75
July 1, 2006	35.35	27.75
Closing price at June 30, 2006	$29.90

	Fiscal Year Ended 2005
	High	Low
Quarter ended:
October 2, 2004	$23.03	$18.06
January 1, 2005	28.53	19.83
April 2, 2005	29.75	26.41
July 2, 2005	33.92	25.22
Closing price at July 1, 2005	$33.55

As of August 17, 2007, there were 2,724 holders of record of Coach’s common stock.

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

COACH, INC.
Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 30, 2007, July 1, 2006 and July 2, 2005
(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2007
Allowance for bad debts	$1,644	$1,381	$(110)	$2,915
Allowance for returns	4,356	4,752	(5,444)	3,664
Total	$6,000	$6,133	$(5,554)	$6,579
Fiscal 2006
Allowance for bad debts	$1,665	$29	$(50)	$1,644
Allowance for returns	2,459	6,572	(4,675)	4,356
Total	$4,124	$6,601	$(4,725)	$6,000
Fiscal 2005
Allowance for bad debts	$1,804	$100	$(239)	$1,665
Allowance for returns	3,652	4,303	(5,496)	2,459
Total	$5,456	$4,403	$(5,735)	$4,124

COACH, INC.
EXHIBITS TO FORM 10-K

(a) Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Amended and Restated Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated by reference from Exhibit 4.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Bank of America, N.A.
10.5	Lease Indemnification and Reimbursement Agreement between Sara Lee and Coach, which is incorporated herein by reference from Exhibit 2.10 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.6	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.7	Coach, Inc. Executive Deferred Compensation Plan, which is incorporated by reference from Exhibit 10.11 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.8	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of
Stockholders, filed on September 28, 2005
10.9	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.11	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.12	Jacksonville, FL Lease Agreement, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.13	New York, NY Lease Agreement, which is incorporated herein by reference from Exhibit 10.7 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.14	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.15	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit No.	Description
10.16	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.17	Employment Agreement dated June 1, 2003 between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.22 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.18	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.19	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.20	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.21	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.22	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications