Form 10-Q
period 2007-09-29
COACH INC
filed 2007-11-08
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16153
________________________

Coach, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 West 34th Street, New York, NY 10001
(Address of principal executive offices); (Zip Code)

(212) 594-1850
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

On November 2, 2007, the Registrant had 368,135,937 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 36 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 29,	June 30,
	2007	2007

	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$786,556	$556,956
Short-term investments	448,800	628,860
Trade accounts receivable, less allowances of $9,355 and $6,579, respectively	148,942	107,814
Inventories	363,049	291,192
Other current assets	138,550	155,374

Total current assets	1,885,897	1,740,196

Property and equipment, net	400,807	368,461
Goodwill	228,465	213,794
Indefinite life intangibles	12,013	11,865
Other non-current assets	151,849	115,196

Total assets	$2,679,031	$2,449,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$95,438	$109,309
Accrued liabilities	306,401	298,452
Current portion of long-term debt	285	235

Total current liabilities	402,124	407,996

Long-term debt	2,580	2,865
Deferred income taxes	23,030	36,448
Non-current tax liabilities	122,387	-
Other liabilities	123,077	91,849

Total liabilities	673,198	539,158

Commitments and contingencies (Note 6)	-	-

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 372,529,949 and 372,521,112 shares, respectively	3,725	3,725
Additional paid-in-capital	1,080,737	978,664
Retained earnings	920,533	940,757
Accumulated other comprehensive income (loss)	838	(12,792)

Total stockholders' equity	2,005,833	1,910,354

Total liabilities and stockholders' equity	$2,679,031	$2,449,512

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	September 29,	September 30,
	2007	2006

Net sales	$676,718	$529,421

Cost of sales	158,497	123,416

Gross profit	518,221	406,005

Selling, general and
administrative expenses	279,463	225,351

Operating income	238,758	180,654

Interest income, net	14,996	6,589

Income before provision for income
taxes and discontinued operations	253,754	187,243

Provision for income taxes	98,968	72,004

Income from continuing operations	154,786	115,239

Income from discontinued operations,
net of income taxes (Note 13)	20	10,377

Net income	$154,806	$125,616

Net income per share

Basic
Continuing operations	$0.42	$0.31
Discontinued operations	0.00	0.03
Net income	$0.42	$0.34

Diluted
Continuing operations	$0.41	$0.31
Discontinued operations	0.00	0.03
Net income	$0.41	$0.34

Shares used in computing net
income per share
Basic	372,186	368,171
Diluted	379,285	373,672

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	September 29,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$154,806	$125,616
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,728	18,832
Provision for bad debt	1,972	1,755
Share-based compensation	16,406	12,702
Excess tax benefit from share-based compensation	(20,923)	(7,546)
Decrease in deferred tax assets	19,252	10,212
Decrease in deferred tax liabilities	(17,014)	(16,883)
Other, net	6,126	(1,184)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(43,100)	(35,476)
Increase in inventories	(71,857)	(67,361)
Increase in other assets	(11,203)	(18,402)
Increase in other liabilities	12,184	5,572
(Decrease) increase in accounts payable	(13,871)	6,354
Increase in accrued liabilities	67,735	46,554
Net cash provided by operating activities	125,241	80,745

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(38,724)	(36,268)
Proceeds from dispositions of property and equipment	-	123
Purchases of investments	(103,375)	(113,239)
Proceeds from maturities and sales of investments	283,435	146,325
Net cash provided by (used in) investing activities	141,336	(3,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(132,284)	(149,999)
Repayment of long-term debt	(235)	(170)
Net borrowings on revolving credit facility	-	7,380
Proceeds from exercise of stock options	74,619	26,379
Excess tax benefit from share-based compensation	20,923	7,546
Adjustment to excess tax benefit from share-based compensation	-	(16,658)
Net cash used in financing activities	(36,977)	(125,522)

Increase (decrease) in cash and cash equivalents	229,600	(47,836)
Cash and cash equivalents at beginning of period	556,956	143,388
Cash and cash equivalents at end of period	$786,556	$95,552

Supplemental Information:
Cash paid for income taxes	$3,200	$41,456
Cash paid for interest	$14	$25
Non-cash investing activity - property and equipment obligations incurred	$34,375	$5,341

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries, including Coach Japan, Inc. (“Coach Japan”). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 30, 2007 (“fiscal 2007”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended September 29, 2007 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2008 (“fiscal 2008”).

2.	Share-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Quarter Ended

	September 29,	September 30,
	2007	2006

Share-based compensation expense	$16,406	$12,702
Income tax benefit related to share-based
compensation expense	6,239	4,954

The above amounts include $0 and $105 of share-based compensation expense and $0 and $41 of related income tax benefit related to discontinued operations in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options and shares to certain members of Coach management and

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

the outside members of its Board of Directors. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Stock options and share awards that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards, granted primarily for retention purposes, are subject to forfeiture until completion of the vesting period, which ranges from one to five years.

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

Stock Options

A summary of option activity under the Coach option plans as of September 29, 2007 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2007	29,376	$27.36
Granted	3,119	45.13
Exercised	(2,890)	26.02
Forfeited or expired	(238)	32.23
Outstanding at September 29, 2007	29,367	$29.34	6.85	$527,508
Exercisable at September 29, 2007	15,645	$25.46	5.62	$341,262

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table summarizes information about stock options under the Coach option plans at September 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 29, 2007	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable at September 29, 2007	Weighted- Average Exercise Price

$2.00 - 5.00	530	3.58	$4.07	530	$4.07
$5.01 - 10.00	878	4.82	6.39	878	6.39
$10.01 - 20.00	6,528	6.24	15.57	5,195	16.36
$20.01 - 30.00	6,539	7.67	29.28	2,793	28.74
$30.01 - 40.00	10,339	6.39	34.17	5,513	34.86
$40.01 - 50.00	4,463	8.35	45.47	736	44.99
$50.01 - 51.56	90	9.55	50.40	-	-
	29,367	6.85	$29.34	15,645	$25.46

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Quarter Ended

	September 29,	September 30,
	2007	2006

Expected lives (years)	2.58	2.45
Expected volatility	31.68%	30.02%
Risk-free interest rate	4.54%	4.92%
Dividend yield	0.00%	0.00%

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

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2008 and fiscal 2007 was $11.10 and $6.98, respectively. The total intrinsic values of options exercised during the first quarter of fiscal 2008 and fiscal 2007 was $57,550 and $31,947, respectively. The total cash received from these option exercises was $74,619 and $26,379, respectively, and the actual tax benefit realized from these option exercises was $22,341 and $11,272, respectively.

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

At September 29, 2007, $97,665 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.26 years.

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested shares as of and for the period ended September 29, 2007:

	Number of Non-vested Shares	Weighted-Average Grant-Date Fair Value

Non-vested at June 30, 2007	1,326	$26.10
Granted	483	45.14
Vested	(241)	16.36
Forfeited	(26)	29.23
Non-vested at September 29, 2007	1,542	$33.54

The total fair value of shares vested during the first quarter of fiscal 2008 and fiscal 2007 was $10,928 and $4,386, respectively. At September 29, 2007, $31,258 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.21 years.

The Company recorded an adjustment in the first quarter of fiscal 2007 to reduce additional paid-in-capital by $16,658, with a corresponding increase to current liabilities, due to an excess tax benefit from share-based compensation overstatement in the fourth quarter of fiscal 2006. This immaterial adjustment is reflected within the cash flows from financing activities of the Condensed Consolidated Statement of Cash Flows.

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

3.	Stockholders’ Equity

Activity for the quarter ended September 29, 2007 and September 30, 2006 in the accounts of Stockholders’ Equity is summarized below:

	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at July 1, 2006	$3,698	$775,209	$417,087	$(7,260)	$1,188,734

Net income			125,616		125,616
Shares issued for stock options and employee
benefit plans	20	24,270			24,290
Share-based compensation		12,702			12,702
Excess tax benefit from share-based compensation		7,546			7,546
Adjustment to excess tax benefit from share-
based compensation		(16,658)			(16,658)
Repurchase of common stock	(50)	(9,954)	(139,995)		(149,999)
Changes in derivatives balances, net of tax				3,788	3,788
Translation adjustments				(3,907)	(3,907)

Balances at September 30, 2006	$3,668	$793,115	$402,708	$(7,379)	$1,192,112

	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at June 30, 2007	$3,725	$978,664	$940,757	$(12,792)	$1,910,354

Net income			154,806		154,806
Shares issued for stock options and employee
benefit plans	30	70,765			70,795
Share-based compensation		16,406			16,406
Excess tax benefit from share-based compensation		20,923			20,923
Repurchase of common stock	(30)	(6,021)	(126,233)		(132,284)
Adjustment to adopt FIN 48			(48,797)		(48,797)
Changes in derivatives balances, net of tax				(1,136)	(1,136)
Translation adjustments				14,766	14,766

Balances at September 29, 2007	$3,725	$1,080,737	$920,533	$838	$2,005,833

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

Comprehensive income is comprised of net income, gains and losses from derivative instruments designated as cash flow hedges, net of tax, and the effects of foreign currency translation. Total comprehensive income is as follows:

	Quarter Ended

	September 29,	September 30,
	2007	2006

Net income	$154,806	$125,616
Changes in derivative balances, net of tax	(1,136)	3,788
Translation adjustments	14,766	(3,907)

Comprehensive income	$168,436	$125,497

The components of accumulated other comprehensive income (loss) are as follows:

	September 29,	June 30,
	2007	2007

Cumulative translation adjustments	$2,316	$(12,450)
Unrealized gains on cash flow hedging derivatives, net of taxes of $16 and $796	25	1,161
SFAS 158 adjustment and minimum pension liability, net of taxes of
$981 and $981	(1,503)	(1,503)
Accumulated other comprehensive income (loss)	$838	$(12,792)

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

4. Investments

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are comprised of auction rate securities, classified as available-for-sale securities and stated at fair value. The following table shows the amortized cost, fair value and unrealized gains and losses of the Company’s investments:

	September 29, 2007			June 30, 2007
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Short-term investments:
U.S. government and agency securities	$13,400	$13,400	$-	$25,000	$25,000	$-
Corporate debt securities	68,450	68,450	-	206,675	206,675	-
Municipal securities	366,950	366,950	-	397,185	397,185	-
Short-term investments	$448,800	$448,800	$-	$628,860	$628,860	$-

As of September 29, 2007 and June 30, 2007, all auction rate securities are included in short-term investments as they are intended to meet the short-term working capital needs of the Company and the Company can sell or roll them over at each 7, 28 or 35 day auction cycle.

In the fourth quarter of fiscal 2007, the Company revised its presentation of the purchases of investments and proceeds from maturities and sales of investments within the Condensed Consolidated Statement of Cash Flows. With respect to auction rate securities, the Company no longer treats a rollover at the auction date as a sale and repurchase of the security. The impact of this change on the Condensed Consolidated Statement of Cash Flows for the quarter ended September 30, 2006 was a revision of the presentation resulting in a reduction of $157,325 in both the purchases of investments and the proceeds from maturities and sales of investments which had no impact on the net cash flows from investing activities.

5. Debt

On July 26, 2007, the Company renewed its $100,000 revolving credit facility with certain lenders and Bank of America, N.A as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200,000. The facility can also be extended for two additional one-year periods, at Coach’s request.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarter of fiscal 2008 and fiscal 2007, there were no borrowings under the Bank of America facility. As of September 29, 2007 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At September 29, 2007, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $64,400 at September 29, 2007. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

During the first quarter of fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $0 and $12,761, respectively. As of September 29, 2007 and June 30, 2007, there were no outstanding borrowings under the Japanese facilities.

6. Commitments and Contingencies

At September 29, 2007, the Company had letters of credit outstanding totaling $91,043. Of this amount, $13,236 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit through 2011. The remaining letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

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

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate. The loan matures in 2010, at which point the swap requires an exchange of yen and U.S. dollar based principals.

The fair value of open foreign currency derivatives included in current assets at September 29, 2007 and June 30, 2007 was $8,497 and $23,329, respectively. The fair value of open foreign currency derivatives included in current liabilities at September 29, 2007 and June 30, 2007 was $1,619 and $0, respectively.

Hedging activity affected accumulated other comprehensive income (loss), net of tax, as follows:

	Period Ended
	September 29,	June 30,
	2007	2007

Balance at beginning of period	$1,161	$(3,547)
Net gains transferred to earnings	(1,240)	(2,724)
Change in fair value, net of tax expense	104	7,432
Balance at end of period	$25	$1,161

The Company expects that $383 of net derivative losses included in accumulated other comprehensive income at September 29, 2007 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

8. Goodwill and Intangible Assets

The change in the carrying value of goodwill for the period ended September 29, 2007, by operating segment, is as follows:

	Direct-to-Consumer	Indirect	Total

Goodwill balance at June 30, 2007	$212,278	$1,516	$213,794

Foreign exchange impact	14,671	-	14,671

Goodwill balance at September 29, 2007	$226,949	$1,516	$228,465

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

The total carrying amount of other intangible assets not subject to amortization is as follows:

	September 29, 2007	June 30, 2007

Trademarks	$9,788	$9,788
Workforce	2,225	2,077

Total Indefinite Life Intangible Assets	$12,013	$11,865

The $148 increase in the carrying amount of intangible assets is due to currency translation.

9. Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” on July 1, 2007, the first day of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recorded a non-cash cumulative transition charge of $48,797 as a reduction to the opening retained earnings balance.

As of July 1, 2007, the gross amount of unrecognized tax benefits was $120,367. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was $80,413.

The Company recognizes interest expense related to unrecognized tax liabilities in interest expense. As of July 1, 2007, gross interest and penalties payable was $21,034, which is included in other liabilities.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where it has a material presence, including U.S. Federal (fiscal year 2004), and Japan (fiscal years 2004 through 2006). Fiscal years 2004 to present are open to examination in federal and significant state jurisdictions, and 2001 to present in Japan. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that one or more of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

10. Retirement Plans

The components of net periodic pension cost for the Coach sponsored benefit plans are:

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

	Quarter Ended

	September 29,	September 30,
	2007	2006

Service cost	$183	$183
Interest cost	95	88
Expected return on plan assets	(79)	(77)
Recognized actuarial loss	65	54

Net periodic pension cost	$264	$248

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

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Quarter Ended September 29, 2007

Net sales	$507,720	$168,998	$-	$676,718
Operating income (loss)	209,140	109,687	(80,069)	238,758
Income (loss) before provision for
income taxes and discontinued operations	209,140	109,687	(65,073)	253,754
Depreciation and amortization expense	16,986	2,238	5,504	24,728
Total assets	995,783	179,550	1,503,698	2,679,031
Additions to long-lived assets	42,609	4,610	5,640	52,859

Quarter Ended September 30, 2006

Net sales	$404,220	$125,201	$-	$529,421
Operating income (loss)	166,419	76,873	(62,638)	180,654
Income (loss) before provision for
income taxes and discontinued operations	166,419	76,873	(56,049)	187,243
Depreciation and amortization expense	12,891	1,625	4,316	18,832
Total assets	832,365	145,108	699,027	1,676,500
Additions to long-lived assets	23,983	1,477	10,808	36,268

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended

	September 29,	September 30,
	2007	2006

Production variances	$4,246	$2,914
Advertising, marketing and design	(29,416)	(25,696)
Administration and
information systems	(43,920)	(28,618)
Distribution and customer service	(10,979)	(11,238)

Total corporate unallocated	$(80,069)	$(62,638)

Geographic Information

As of September 29, 2007, Coach operated 267 retail stores and 96 factory stores in the United States, five retail stores in Canada, and 141 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

			Other
	United States	Japan	International (1)	Total
Quarter Ended September 29, 2007

Net sales	$514,979	$114,526	$47,213	$676,718

Long-lived assets	390,414	301,095	6,789	698,298

Quarter Ended September 30, 2006

Net sales	$403,107	$99,538	$26,776	$529,421

Long-lived assets	286,254	294,019	4,387	584,660

(1) Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Canada.

12. Earnings Per Share

Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and share awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended
	September 29,	September 30,
	2007	2006

Income from continuing operations	$154,786	$115,239

Total weighted-average basic shares	372,186	368,171

Dilutive securities:
Employee benefit and
share award plans	725	1,447
Stock option programs	6,374	4,054

Total weighted-average diluted shares	379,285	373,672

Income from continuing operations per share:
Basic	$0.42	$0.31
Diluted	$0.41	$0.31

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

At September 29, 2007, options to purchase 864 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $46.54 to $51.56, were greater than the average market price of the common shares.

At September 30, 2006, options to purchase 13,227 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $30.48 to $36.86, were greater than the average market price of the common shares.

13. Discontinued Operations

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

	Quarter Ended

	September 29,	September 30,
	2007	2006

Net sales	$102	$24,430
Income from discontinued operations before provision for income taxes	34	17,012
Income from discontinued operations, net of tax	20	10,377

The consolidated balance sheet at September 29, 2007 includes approximately $6 of accounts receivable, net and approximately $1,644 of accrued liabilities, related to the corporate accounts business. The net book value of the fixed assets related to the corporate accounts business was $0 prior to the exiting of the business. Accordingly, no gain or loss was recognized upon disposal of the fixed assets. The Condensed Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

14. Recent Accounting Developments

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

COACH, INC Notes to Condensed Consolidated Financial Statements (dollars and shares in thousands, except per share data) (unaudited)

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning on July 1, 2007. The impact of adopting FIN 48 is described in Note 9.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for Coach’s fiscal year beginning June 29, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. This recognition provision and the related disclosures were effective as of the end of the fiscal year ended June 30, 2007. For a complete description of the Company’s adoption of SFAS 158, refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This measurement provision is effective for Coach’s fiscal year ending June 27, 2009. The Company does not expect the adoption of the measurement provision to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for Coach’s fiscal year that will begin on June 29, 2008. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

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

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on our direct retail distribution in North America, Japan, and Greater China, and improved productivity. To that end we are focused on four key initiatives:

•
Build market share in the growing North American women’s accessories market by leveraging our leadership position as a preferred brand for both self purchase and gifts. As part of this initiative, we continue to emphasize new usage occasions, such as weekend casual and evening. We also continue to introduce more sophisticated product to heighten our cachet, especially with our higher-end customers. Lastly, we continue to enhance the level of customer service in our stores by focusing on additional opportunities to deliver excellent customer service.

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

•
Expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations and expanding existing ones. We plan to add about 10 to 15 net new locations in fiscal 2008 and believe that Japan can support about 180 locations in total. We will also continue to expand key locations.

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

FIRST QUARTER OF FISCAL 2008 HIGHLIGHTS

In the first quarter of fiscal 2008, an increase in sales, combined with an improvement in operating margins, continued to drive net income and earnings per share growth. The highlights of the first quarter of fiscal 2008 were:

•	Earnings per diluted share from continuing operations increased 32.3% to $0.41 per diluted share.

•	Net income from continuing operations increased 34.4% to $154.8 million.

•	Net sales increased 27.8% to $676.7 million.

•	Direct-to-consumer sales rose 25.6% to $507.7 million.

•	Comparable store sales in North America rose 19.3%, with retail stores up 10.8% and factory stores up 27.3%.

•
Coach Japan sales, when translated into U.S. dollars, rose 15.1% driven by expanded distribution and low-single-digit comparable store sales. This 15.1% increase includes a 1.4% negative impact from currency translation.

•
In North America, Coach opened 13 new retail stores and three new factory stores, bringing the total number of retail and factory stores to 272 and 96, respectively, at the end of the first quarter of fiscal 2008. We also expanded nine retail stores and four factory stores in North America.

•	In Japan, Coach opened four new locations, bringing the total number of Coach Japan-operated locations at the end of the first quarter of fiscal 2008 to 141. In addition, we expanded one location.

•	In Greater China, together with our distributors, Coach opened three new stores.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2008 COMPARED TO FIRST QUARTER FISCAL 2007

The following table summarizes results of operations for the first quarter of fiscal 2008 compared to first quarter of fiscal 2007:

	Quarter Ended
	September 29, 2007		September 30, 2006		Variance
	(dollars in millions, except per share data)
	(unaudited)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Total net sales	$676.7	100.0%	$529.4	100.0	$147.3	27.8%

Gross profit	518.2	76.6	406.0	76.7	112.2	27.6

Selling, general and
administrative expenses	279.5	41.3	225.4	42.6	54.1	24.0

Operating income	238.8	35.3	180.7	34.1	58.1	32.2

Interest income, net	15.0	2.2	6.6	1.2	8.4	127.3

Provision for income taxes	99.0	14.6	72.0	13.6	27.0	37.5

Income from continuing operations	154.8	22.9	115.2	21.8	39.6	34.4

Income from discontinued operations, net of taxes	0.0	0.0	10.4	2.0	(10.4)	(100.0)

Net income	$154.8	22.9%	$125.6	23.7	$29.2	23.2%

Net income per share:
Basic:
Continuing operations	$0.42		$0.31		$0.11	35.5%
Discontinued operations	0.00		0.03		(0.03)	(100.0)
Net income	$0.42		$0.34		$0.08	23.5%

Diluted:
Continuing operations	$0.41		$0.31		$0.10	32.3%
Discontinued operations	0.00		0.03		(0.03)	(100.0)
Net income	$0.41		$0.34		$0.07	20.6%

Net Sales

Net sales by business segment in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 are as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	September 29, 2007	September 30, 2006	Rate of Increase	September 29, 2007	September 30, 2006
	(dollars in millions)

Direct-to-Consumer	$507.7	$404.2	25.6%	75.0%	76.4%
Indirect	169.0	125.2	35.0	25.0	23.6
Total net sales	$676.7	$529.4	27.8%	100.0%	100.0%

Direct-to-Consumer

Net sales increased 25.6% to $507.7 million during the first quarter of fiscal 2008 from $404.2 million during the same period in fiscal 2007, driven by increased comparable store sales, new store sales and expanded store sales.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $53 million, $30 million and $6 million, respectively, of the net sales increase. Since the end of the first quarter of fiscal 2007, Coach has opened 42 new retail stores and nine new factory stores, and expanded 15 retail stores and nine factory stores in North America. In Japan, sales from new stores, expanded stores and comparable store sales growth accounted for approximately $12 million, $2 million and $2 million, respectively, of the net sales increase. Since the end of the first quarter of fiscal 2007, Coach has opened 15 net new locations and expanded eight locations in Japan. Coach Japan’s reported net sales were negatively impacted by approximately $1.4 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

Indirect

Net sales increased 35.0% to $169.0 million in the first quarter of fiscal 2008 from $125.2 million during the same period of fiscal 2007, driven by growth primarily in the U.S. wholesale and international wholesale divisions, which contributed increased sales of approximately $30 million and $18 million, respectively. These sales increases were partially offset by declines in our other indirect channels. Licensing revenue of approximately $4 million and $3 million in the first quarter of fiscal 2008 and fiscal 2007, respectively, is included in indirect sales.

Operating Income

Operating income increased 32.2% to $238.8 million in the first quarter of fiscal 2008 as compared to $180.7 million in the first quarter of fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin rose to 35.3% as compared to the 34.1% operating margin in the same period of the prior year. This 120 basis point improvement is attributable to increased net sales, as discussed above, and the leveraging of selling, general and administrative expenses.

Gross profit increased 27.6% to $518.2 million in the first quarter of fiscal 2008 from $406.0 million during the same period of fiscal 2007. Gross margin remained strong at 76.6% in the first quarter of fiscal 2008 as compared to 76.7% during the same period of fiscal 2007. The change in gross margin was driven by the negative impact of channel mix, partially offset by a net increase in product margin.

Selling, general and administrative expenses were $279.5 million in the first quarter of fiscal 2008 as compared to $225.4 million in the first quarter of fiscal 2007. However, as a percentage of net sales, selling, general and administrative expenses decreased to 41.3% during the first quarter of fiscal 2008 as compared to 42.6% during the first quarter of fiscal 2007, as we continue to leverage our expense base on higher sales.

Selling expenses were $191.9 million, or 28.4% of net sales, in the first quarter of fiscal 2008 compared to $157.1 million, or 29.7% of net sales, in the first quarter of fiscal 2007. The dollar increase in selling expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales as well as expenses from new and expanded stores opened since the end of the first quarter of fiscal 2007. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. However, the impact of foreign currency exchange rates decreased reported expenses by approximately $0.5 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs were $32.1 million, or 4.7% of net sales, in the first quarter of fiscal 2008, compared to $27.9 million, or 5.3% of net sales, during the same period of fiscal 2007. The increase in advertising, marketing and design costs was primarily due to increased staffing costs and design expenditures.

Distribution and consumer service expenses were $11.6 million in the first quarter of both fiscal 2008 and fiscal 2007, as a result of efficiency gains. In addition, these efficiency gains led to an improvement in distribution and consumer service expenses as a percentage of net sales from 2.2% in the first quarter of fiscal 2007 to 1.7% in the first quarter of fiscal 2008.

Administrative expenses were $43.9 million, or 6.5% of net sales, in the first quarter of fiscal 2008 compared to $28.8 million, or 5.4% of net sales, during the same period of fiscal 2007. The increase in administrative expenses was primarily due to an increase in employee staffing costs, including share-based compensation expense. In addition, consulting and depreciation expenses increased as compared to prior year as a result of investments in technology systems.

Interest Income, Net

Net interest income was $15.0 million in the first quarter of fiscal 2008 as compared to $6.6 million in the first quarter of fiscal 2007. This increase was primarily due to higher returns on our investments as a result of higher interest rates and higher average cash balances.

Provision for Income Taxes

The effective tax rate was 39.0% in the first quarter of fiscal 2008 as compared to 38.5% in the first quarter of fiscal 2007. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

Net income from continuing operations was $154.8 million in the first quarter of fiscal 2008 as compared to $115.2 million in the first quarter of fiscal 2007. This increase is attributable to increased net sales as well as significant operating margin improvement, as discussed above.

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

In the first quarter of fiscal 2007, net sales and net income from discontinued operations were $24.4 million and $10.4 million, respectively. In the first quarter of fiscal 2008, net sales and net income were not significant.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $125.2 million in the first quarter of fiscal 2008 compared to $80.7 million in the first quarter of fiscal 2007. The year-to-year improvement of $44.5 million was primarily the result of an increase in earnings of $29.2 million. In addition, depreciation and amortization increased $5.9 million, primarily as a result of new and expanded stores in North America and Japan, and share-based compensation increased $3.7 million. The changes in operating assets and liabilities were attributable to normal operating conditions.

Net cash provided by investing activities was $141.3 million in the first quarter of fiscal 2008 compared to $3.1 million net cash used in investing activities in the first quarter of fiscal 2007. The $144.4 million change is attributable to a $147.0 million increase in the net proceeds from maturities of investments, offset by a $2.5 million increase in capital expenditures, primarily related to new and expanded stores in North America and Japan. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $37.0 million in the first quarter of fiscal 2008 as compared to $125.5 million in the first quarter of fiscal 2007. The decrease of $88.5 million in net cash used is attributable to a $17.7 million decrease in funds expended to repurchase common stock in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 and the non-recurrence of a $16.7 million adjustment recorded in the first quarter of fiscal 2007 related to a previously recognized excess tax benefit. In addition, proceeds from the exercise of stock options and the excess tax benefit from share-based compensation increased $48.2 million and $13.4 million, respectively. The impact of these changes was partially offset by a $7.4 million decrease in net borrowings on the revolving credit facility in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100 million revolving credit facility with certain lenders and Bank of America, N.A as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200 million. The facility can also be extended for two additional one-year periods, at Coach’s request.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarter of fiscal 2008 and fiscal 2007, there were no borrowings under the Bank of America facility. As of September 29, 2007 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At September 29, 2007, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen or approximately $64.4 million at September 29, 2007. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

During the first quarter of fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $0 and $12.8 million, respectively. As of September 29, 2007 and June 30, 2007, the outstanding borrowings under the Japanese facilities were $0.

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

During the first three months of fiscal 2008 and fiscal 2007, the Company repurchased and retired 3.0 million and 5.0 million shares, respectively, of common stock, at an average cost of $43.72 and $29.99, respectively, per share.

As of September 29, 2007, $368 million remained available for future repurchases under the existing program.

Liquidity and Capital Resources

We expect that fiscal 2008 capital expenditures will be approximately $200 million and will relate primarily to new stores and expansions both in North America and Japan as well as investments in corporate systems and infrastructure. In North America, we expect to open 40 new retail stores and six new factory stores, of which 13 and three, respectively, were opened by the end of the first quarter of fiscal 2008. In Japan, we expect to open 10 to 15 net new locations, of which four were opened by the end of the first quarter of fiscal 2008. We will also continue to invest in department store and distributor locations. In addition, we will invest in corporate infrastructure and expand our Jacksonville distribution center. We intend to finance these investments from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2008, Coach purchased approximately $230 million of inventory, which was funded by operating cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 30, 2007 are those that depend most heavily on these judgments and estimates. As of September 29, 2007, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which is discussed in Note 9 of the Condensed Consolidated Financial Statements.

Recent Accounting Developments

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning on July 1, 2007. The impact of adopting FIN 48 is described in Note 9.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for Coach’s fiscal year beginning June 29, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. This recognition provision and the related disclosures were effective as of the end of the fiscal year ended June 30, 2007. For a complete description of the Company’s adoption of SFAS 158, refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This measurement provision is effective for Coach’s fiscal year ending June 27, 2009. The Company does not expect the adoption of the measurement provision to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for Coach’s fiscal year that will begin on June 29, 2008. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments with respect to Coach Japan. The use of derivative instruments is in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

Substantially all of Coach’s non-licensed product needs are purchased from independent manufacturers in countries other than the United States. These countries include China, India, Hungary, Indonesia, Italy, Korea, Mauritius, Singapore, Spain, Taiwan, and Turkey. Additionally, sales are made through international channels to third party distributors. However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk.

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

The fair value of open foreign currency derivatives included in current assets at September 29, 2007 and June 30, 2007 was $8.5 million and $23.3 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at September 29, 2007 and June 30, 2007 was $1.6 million and $0, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are comprised of auction rate securities, classified as available-for-sale securities and stated at fair value. At September 29, 2007, the Company’s short term investments were equal to $448.8 million. As auction rate securities’ market price equals its fair value, there are no unrealized gains or losses associated with these investments.

As of September 29, 2007 the Company did not have any outstanding borrowings on its revolving credit facilities and the Company does not expect to borrow against the facilities in the foreseeable future. However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of September 29, 2007, Coach’s outstanding long-term debt, including the current portion, was $2.9 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective as of September 29, 2007.

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

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the first quarter of fiscal 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 1 (7/1/07 - 8/4/07)	-	$-	-	500,000
Period 2 (8/5/07 - 9/1/07)	2,848	43.90	2,848	375,000
Period 3 (9/2/07 - 9/29/07)	178	40.90	178	368,000
Total	3,026	$43.72	3,026

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007
October 20, 2006	$500 million	June 2008

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)	Exhibits

31.1	Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By: _____ /s/ Michael F. Devine, III________________
Name:        Michael F. Devine, III
Title:          Executive Vice President,
   Chief Financial Officer and
   Chief Accounting Officer

Dated: November 8, 2007