Form 10-Q
period 2007-12-29
COACH INC
filed 2008-02-06
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2007

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
☐ Yes ☒ No

On February 1, 2008, the Registrant had 351,913,023 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 42 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
	PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	At December 29, 2007 and June 30, 2007	4

	Condensed Consolidated Statements of Income -
	For the Quarters and Six Months Ended
	December 29, 2007 and December 30, 2006	5

	Condensed Consolidated Statements of Cash Flows -
	For the Six Months Ended
	December 29, 2007 and December 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	39

	PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	39

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 4.	Submission of Matters to a Vote of Security Holders	40

ITEM 5.	Other Information	41

ITEM 6.	Exhibits	41

SIGNATURE		42

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

PART I

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	December 29,	June 30,
	2007	2007

ASSETS
Current Assets:
Cash and cash equivalents	$870,250	$556,956
Short-term investments	21,011	628,860
Trade accounts receivable, less allowances of $7,463 and $6,579, respectively	142,095	107,814
Inventories	300,730	291,192
Other current assets	146,462	155,374

Total current assets	1,480,548	1,740,196

Property and equipment, net	407,622	368,461
Goodwill	232,793	213,794
Indefinite life intangibles	12,056	11,865
Other non-current assets	177,703	115,196

Total assets	$2,310,722	$2,449,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$77,355	$109,309
Accrued liabilities	335,165	298,452
Revolving credit facility	14,200	-
Current portion of long-term debt	285	235

Total current liabilities	427,005	407,996

Long-term debt	2,580	2,865
Deferred income taxes	23,715	36,448
Non-current tax liabilities	145,949	-
Other liabilities	129,620	91,849

Total liabilities	728,869	539,158

Commitments and contingencies (Note 6)	-	-

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 352,310,331 and 372,521,112 shares, respectively	3,523	3,725
Additional paid-in-capital	1,071,048	978,664
Retained earnings	497,299	940,757
Accumulated other comprehensive income (loss)	9,983	(12,792)

Total stockholders' equity	1,581,853	1,910,354

Total liabilities and stockholders' equity	$2,310,722	$2,449,512

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net sales	$978,017	$805,603	$1,654,735	$1,335,024

Cost of sales	240,745	184,308	399,242	307,724

Gross profit	737,272	621,295	1,255,493	1,027,300

Selling, general and
administrative expenses	334,209	280,580	613,672	505,931

Operating income	403,063	340,715	641,821	521,369

Interest income, net	10,568	7,888	25,564	14,477

Income before provision for
income taxes and discontinued operations	413,631	348,603	667,385	535,846

Provision for income taxes	161,314	134,106	260,282	206,110

Income from continuing operations	252,317	214,497	407,103	329,736

Income from discontinued operations,
net of income taxes (Note 13)	-	12,976	20	23,353

Net income	$252,317	$227,473	$407,123	$353,089

Net income per share
Basic
Continued operations	$0.70	$0.58	$1.11	$0.90
Discontinued operations	-	0.04	0.00	0.06
Net income	$0.70	$0.62	$1.11	$0.96

Diluted
Continued operations	$0.69	$0.57	$1.09	$0.88
Discontinued operations	-	0.03	0.00	0.06
Net income	$0.69	$0.61	$1.09	$0.94

Shares used in computing net
income per share
Basic	362,167	368,138	366,412	368,346
Diluted	366,569	375,496	372,162	374,775

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	December 29,	December 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407,123	$353,089
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,139	38,930
Provision for bad debt	1,236	2,640
Share-based compensation	34,153	26,086
Excess tax benefit from share-based compensation	(20,814)	(21,970)
(Increase) decrease in deferred tax assets	(9,328)	8,858
Decrease in deferred tax liabilities	(19,337)	(16,127)
Other noncash credits, net	7,767	1,210
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(30,641)	(45,043)
Decrease (increase) in inventories	1,587	(19,454)
Increase in other assets	(20,032)	(11,688)
Increase in other liabilities	37,103	8,055
(Decrease) increase in accounts payable	(34,846)	3,151
Increase in accrued liabilities	111,793	97,824
Net cash provided by operating activities	514,903	425,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(86,499)	(73,725)
Proceeds from dispositions of property and equipment	-	-
Purchases of investments	(162,300)	(433,862)
Proceeds from maturities and sales of investments	769,960	272,985
Net cash provided by (used in) investing activities	521,161	(234,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(839,155)	(149,999)
Repayment of long-term debt	(235)	(170)
Net borrowings on revolving credit facility	13,562	14,580
Proceeds from exercise of stock options	79,454	61,414
Excess tax benefit from share-based compensation	20,814	21,970
Adjustment to excess tax benefit from share-based compensation	-	(16,658)
Net cash used in financing activities	(725,560)	(68,863)

Effect of exchange rate changes on cash and cash equivalents	2,790	(149)

Increase in cash and cash equivalents	313,294	121,947
Cash and cash equivalents at beginning of period	556,956	143,388
Cash and cash equivalents at end of period	$870,250	$265,335

Supplemental Information:
Cash paid for income taxes	$187,647	$184,622
Cash paid for interest	$563	$572
Noncash investing activity - property and equipment obligations incurred	$22,994	$15,951

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The Condensed Consolidated Statement of Cash Flows for the six months ended December 30, 2006 was revised to report the effect of exchange rate changes on cash flows. The results of operations for the quarter and six months ended December 29, 2007 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2008 (“fiscal 2008”).

2.	Share-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Quarter Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Share-based compensation expense	$17,747	$13,384	$34,153	$26,086
Income tax benefit related to share-based
compensation expense	6,601	5,326	12,840	10,280

During the second quarter of fiscal 2008 and fiscal 2007, compensation cost charged against income for share-based payment plans related to discontinued operations was $0 and $285, respectively and income tax benefit recognized in the income statement from these plans was $0 and $111, respectively.

During the first six months of fiscal 2008 and fiscal 2007, compensation cost charged against income for share-based payment plans related to discontinued operations was $0 and $390, respectively and income tax benefit recognized in the income statement from these plans was $0 and $152, respectively.

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

Stock Options

A summary of option activity under the Coach option plans as of December 29, 2007 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2007	29,376	$27.36
Granted	3,303	44.58
Exercised	(3,019)	25.79
Forfeited or expired	(448)	33.37
Outstanding at December 29, 2007	29,212	$29.38	6.63	$138,771
Exercisable at December 29, 2007	16,067	$26.12	5.35	$112,449

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table summarizes information about stock options under the Coach option plans at December 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 29, 2007	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable at December 29, 2007	Weighted- Average Exercise Price

$2.00 - 5.00	525	3.33	$4.07	525	$4.07
$5.01 - 10.00	872	4.57	6.40	872	6.40
$10.01 - 20.00	6,446	6.00	15.54	5,113	16.34
$20.01 - 30.00	6,418	7.46	29.27	2,847	28.60
$30.01 - 40.00	10,422	6.21	34.16	5,561	34.87
$40.01 - 50.00	4,439	8.08	45.48	1,149	46.26
$50.01 - 51.56	90	8.28	50.40	-	-
	29,212	6.63	$29.38	16,067	$26.12

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Six Months Ended

	December 29,	December 30,
	2007	2006

Expected lives (years)	2.62	2.41
Expected volatility	31.90%	29.98%
Risk-free interest rate	4.50%	4.92%
Dividend yield	0.00%	0.00%

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

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2008 and fiscal 2007 was $11.05 and $7.04, respectively. The total intrinsic values of options exercised during the first six months of fiscal 2008 and fiscal 2007 was $59,442 and $86,327, respectively. The total cash received from these option exercises was $79,454 and $61,414, respectively, and the actual tax benefit realized from these option exercises was $23,023 and $30,619, respectively.

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

At December 29, 2007, $87,037 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested shares as of and for the period ended December 29, 2007:

	Number of Non-vested Shares	Weighted-Average Grant-Date Fair Value

Non-vested at June 30, 2007	1,326	$26.10
Granted	578	44.88
Vested	(331)	18.62
Forfeited	(57)	34.52
Non-vested at December 29, 2007	1,516	$34.59

The total fair value of shares vested during the first six months of fiscal 2008 and fiscal 2007 were $14,026 and $4,386, respectively. At December 29, 2007, $30,602 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

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

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

3.	Stockholders’ Equity

Activity for the six months ended December 29, 2007 and December 30, 2006 in the accounts of Stockholders’ Equity is summarized below:

	Common Stockholders’ Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at July 1, 2006	$3,698	$775,209	$417,087	$(7,260)	$1,188,734

Net income			353,089		353,089
Shares issued for stock options and employee
benefit plans	43	58,441			58,484
Share-based compensation		26,086			26,086
Excess tax benefit from share-based compensation		21,970			21,970
Adjustment to excess tax benefit from share-
based compensation		(16,658)			(16,658)
Repurchase of common stock	(50)	(9,954)	(139,995)		(149,999)
Unrealized gains on cash flow hedging derivatives,
net of tax				4,345	4,345
Translation adjustments				(3,153)	(3,153)

Balances at December 30, 2006	$3,691	$855,094	$630,181	$(6,068)	$1,482,898

	Common Stockholders’ Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at June 30, 2007	$3,725	$978,664	$940,757	$(12,792)	$1,910,354

Net income			407,123		407,123
Shares issued for stock options and employee
benefit plans	33	74,553			74,586
Share-based compensation		34,153			34,153
Excess tax benefit from share-based compensation		20,814			20,814
Repurchase of common stock	(235)	(37,136)	(801,784)		(839,155)
Adjustment to adopt FIN 48			(48,797)		(48,797)
Unrealized gains on cash flow hedging derivatives,
net of tax				470	470
Translation adjustments				22,305	22,305

Balances at December 29, 2007	$3,523	$1,071,048	$497,299	$9,983	$1,581,853

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Comprehensive income is comprised of net income, gains and losses from derivative instruments designated as cash flow hedges, net of tax, and the effects of foreign currency translation. Total comprehensive income is as follows:

	Quarter Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net income	$252,317	$227,473	$407,123	$353,089
Unrealized gains on cash flow
hedging derivatives, net of tax	1,606	557	470	4,345
Translation adjustments	7,539	754	22,305	(3,153)

Comprehensive income	$261,462	$228,784	$429,898	$354,281

The components of accumulated other comprehensive income (loss) are as follows:
	December 29,	June 30,
	2007	2007

Cumulative translation adjustments	$9,855	$(12,450)
Unrealized gains on cash flow hedging derivatives, net of tax of $1,118 and $796	1,631	1,161
SFAS 158 adjustment and minimum pension liability, net of tax of
$981 and $981	(1,503)	(1,503)
Accumulated other comprehensive income (loss)	$9,983	$(12,792)

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

4. Investments

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are comprised of auction rate securities, classified as available-for-sale securities and stated at fair value. The following table shows the amortized cost, fair value and unrealized gains and losses of the Company’s investments:

	December 29, 2007			June 30, 2007
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Short-term investments:
U.S. government and agency securities	$-	$-	$-	$25,000	$25,000	$-
Corporate debt securities	8,511	8,511	-	206,675	206,675	-
Municipal securities	12,500	12,500	-	397,185	397,185	-
Short-term investments	$21,011	$21,011	$-	$628,860	$628,860	$-

As of December 29, 2007 and June 30, 2007, all auction rate securities are included in short-term investments as they are intended to meet the short-term working capital needs of the Company and the Company can offer to sell the securities or roll them over at each 7, 28 or 35 day auction cycle.

In the fourth quarter of fiscal 2007, the Company revised its presentation of the purchases of investments and proceeds from maturities and sales of investments within the Condensed Consolidated Statement of Cash Flows. With respect to auction rate securities, the Company no longer treats a rollover at the auction date as a sale and repurchase of the security. The impact of this change on the Condensed Consolidated Statement of Cash Flows for the six months ended December 30, 2006 was a revision of the presentation resulting in a reduction of $366,229 in both the purchases of investments and the proceeds from maturities and sales of investments which had no impact on the net cash flows from investing activities.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2008 and fiscal 2007, there were no borrowings under the Bank of America facility. As of December 29, 2007 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 29, 2007, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $65,600 at December 29, 2007. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

During the first six months of fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $26,790 and $25,518, respectively. As of December 29, 2007 and June 30, 2007, the outstanding borrowings under the Japanese facilities were $14,200 and $0, respectively.

6. Commitments and Contingencies

At December 29, 2007, the Company had letters of credit outstanding totaling $98,213. Of this amount, $12,967 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit through 2011. The remaining letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

The fair value of open foreign currency derivatives included in current assets at December 29, 2007 and June 30, 2007 was $7,461 and $23,329, respectively. The fair value of open foreign currency derivatives included in current liabilities at December 29, 2007 and June 30, 2007 was $254 and $0, respectively.

Hedging activity affected accumulated other comprehensive income (loss), net of tax, as follows:

	Period Ended
	December 29,	June 30,
	2007	2007

Balance at beginning of period	$1,161	$(3,547)
Net gains transferred to earnings	(1,454)	(2,724)
Change in fair value, net of tax expense	1,924	7,432
Balance at end of period	$1,631	$1,161

The Company expects that $685 of net derivative losses included in accumulated other comprehensive income at December 29, 2007 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

8. Goodwill and Intangible Assets

The change in the carrying value of goodwill for the period ended December 29, 2007, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at June 30, 2007	$212,278	$1,516	$213,794

Foreign exchange impact	18,999	-	18,999

Goodwill balance at December 29, 2007	$231,277	$1,516	$232,793

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The total carrying amount of other intangible assets not subject to amortization is as follows:

	December 29, 2007	June 30, 3007

Trademarks	$9,788	$9,788
Workforce	2,268	2,077

Total Indefinite Life Intangible Assets	$12,056	$11,865

The $191 increase in the carrying amount of intangible assets is due to currency translation.

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

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

10. Retirement Plans

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Service cost	$189	$183	$372	$366
Interest cost	96	88	191	176
Expected return on plan assets	(79)	(77)	(158)	(154)
Recognized actuarial loss	65	55	130	109

Net periodic pension cost	$271	$249	$535	$497

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

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended December 29, 2007

Net sales	$799,061	$178,956	$-	$978,017
Operating income (loss)	377,915	114,640	(89,492)	403,063
Income (loss) before provision
for income taxes and discontinued operations	377,915	114,640	(78,924)	413,631
Depreciation and amortization expense	15,772	2,450	6,189	24,411
Total assets	956,823	123,105	1,230,794	2,310,722
Additions to long-lived assets	15,545	5,505	8,680	29,730

Quarter Ended December 30, 2006

Net sales	$675,355	$130,248	$-	$805,603
Operating income (loss)	337,122	80,963	(77,370)	340,715
Income (loss) before provision
for income taxes and discontinued operations	337,122	80,963	(69,482)	348,603
Depreciation and amortization expense	14,023	1,715	4,360	20,098
Total assets	811,689	109,302	1,079,908	2,000,899
Additions to long-lived assets	16,944	6,418	10,082	33,444

Six Months Ended December 29, 2007

Net sales	$1,306,781	$347,954	$-	$1,654,735
Operating income (loss)	587,055	224,327	(169,561)	641,821
Income (loss) before provision
for income taxes and discontinued operations	587,055	224,327	(143,997)	667,385
Depreciation and amortization expense	32,758	4,688	11,693	49,139
Total assets	956,823	123,105	1,230,794	2,310,722
Additions to long-lived assets	58,154	10,115	14,320	82,589

Six Months Ended December 30, 2006

Net sales	$1,079,575	$255,449	$-	$1,335,024
Operating income (loss)	503,541	157,836	(140,008)	521,369
Income (loss) before provision
for income taxes and discontinued operations	503,541	157,836	(125,531)	535,846
Depreciation and amortization expense	26,914	3,340	8,676	38,930
Total assets	811,689	109,302	1,079,908	2,000,899
Additions to long-lived assets	40,927	7,895	20,890	69,712

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Production variances	$2,730	$2,908	$6,976	$5,822
Advertising, marketing and design	(33,867)	(28,325)	(63,283)	(54,021)
Administration and
information systems	(46,186)	(37,230)	(90,106)	(65,848)
Distribution and customer service	(12,169)	(14,723)	(23,148)	(25,961)

Total corporate unallocated	$(89,492)	$(77,370)	$(169,561)	$(140,008)

Geographic Information

As of December 29, 2007, Coach operated 276 retail stores and 99 factory stores in the United States, six retail stores in Canada, and 142 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

			Other
	United States	Japan	International	Total
Quarter Ended December 29, 2007

Net sales	$762,360	$167,747	$47,910	$978,017

Long-lived assets	404,830	306,366	8,049	719,245

Quarter Ended December 30, 2006

Net sales	$636,415	$138,156	$31,032	$805,603

Long-lived assets	294,928	292,407	4,951	592,286

Six Months Ended December 29, 2007

Net sales	$1,277,339	$282,273	$95,123	$1,654,735

Long-lived assets	404,830	306,366	8,049	719,245

Six Months Ended December 30, 2006

Net sales	$1,039,522	$237,694	$57,808	$1,335,024

Long-lived assets	294,928	292,407	4,951	592,286

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Canada.

12. Earnings Per Share

Basic net income per share was calculated by dividing income from continuing operations by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and share awards.

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Income from continuing operations	$252,317	$214,497	$407,103	$329,736

Total weighted-average basic shares	362,167	368,138	366,412	368,346

Dilutive securities:
Employee benefit and
share award plans	617	869	671	1,158
Stock option programs	3,785	6,489	5,079	5,271

Total weighted-average diluted shares	366,569	375,496	372,162	374,775

Income from continuing
operations per share:
Basic	$0.70	$0.58	$1.11	$0.90
Diluted	$0.69	$0.57	$1.09	$0.88

At December 29, 2007, options to purchase 4,825 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $38.82 to $51.56, were greater than the average market price of the common shares.

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

COACH, INC

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net sales	$-	$30,784	$102	$55,214
Income before provision for income taxes	-	21,272	34	38,284
Income from discontinued operations	-	12,976	20	23,353

The consolidated balance sheet at December 29, 2007 includes approximately $3 of accounts receivable, net and approximately $1,536 of accrued liabilities, related to the corporate accounts business. The net book value of the fixed assets related to the corporate accounts business was $0 prior to the exiting of the business. Accordingly, no gain or loss was recognized upon disposal of the fixed assets. The Condensed Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

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

In addition, the growth strategies outlined above will allow us to continue to deliver superior returns on our investments and drive increased cash flows from operating activities.

SECOND QUARTER OF FISCAL 2008 HIGHLIGHTS

In the second quarter of fiscal 2008, an increase in sales, slightly offset by a decline in operating margin, led to an increase in net income and earnings per share growth. The highlights of the second quarter of fiscal 2008 were:

•	Earnings per diluted share from continuing operations increased 21.0% to $0.69 per diluted share.

•	Net income from continuing operations increased 17.6% to $252.3 million.

•	Net sales increased 21.4% to $978.0 million.

•	Direct-to-consumer sales rose 18.3% to $799.0 million.

•	Comparable store sales in North America increased 7.0%, with retail stores down 1.1% and factory stores up 17.7%.

•
Coach Japan sales, when translated into U.S. dollars, rose 21.4% driven by expanded distribution and mid-single-digit comparable store sales. This 21.4% increase includes a 4.3% positive impact from currency translation.

•
In North America, Coach opened 10 new retail stores and three new factory stores, bringing the total number of retail and factory stores to 282 and 99, respectively, at the end of the second quarter of fiscal 2008. We also expanded five retail stores and three factory stores in North America.

•
In Japan, Coach opened one net new location, bringing the total number of Coach Japan-operated locations at the end of the second quarter of fiscal 2008 to 142. In addition, we expanded four locations.

•	In Greater China, together with our distributors, Coach opened three new stores.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2008 COMPARED TO SECOND QUARTER FISCAL 2007

The following table summarizes results of operations for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007:

	Quarter Ended
	December 29, 2007		December 30, 2006		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%

Total net sales	$978.0	100.0%	$805.6	100.0%	$172.4	21.4%

Gross profit	737.3	75.4	621.3	77.1	116.0	18.7

Selling, general and
administrative expenses	334.2	34.2	280.6	34.8	53.6	19.1

Operating income	403.1	41.2	340.7	42.3	62.4	18.3

Interest income, net	10.6	1.1	7.9	1.0	2.7	34.2

Provision for income taxes	161.3	16.5	134.1	16.6	27.2	20.3

Income from continuing operations	252.3	25.8	214.5	26.6	37.8	17.6

Income from discontinued operations, net of taxes	-	0.0	13.0	1.6	(13.0)	(100.0)

Net income	$252.3	25.8%	$227.5	28.2%	$24.8	10.9%

Net income per share:
Basic:
Continuing operations	$0.70		$0.58		$0.12	20.7%
Discontinued operations	-		0.04		(0.04)	(100.0)
Net income	$0.70		$0.62		$0.08	12.9%

Diluted:
Continuing operations	$0.69		$0.57		$0.12	21.0%
Discontinued operations	-		0.03		(0.03)	(100.0)
Net income	$0.69		$0.61		$0.08	13.1%

Net Sales

Net sales by business segment in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 are as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	December 29,	December 30,	Rate of	December 29,	December 30,
	2007	2006	Increase	2007	2006
	(dollars in millions)

Direct-to-Consumer	$799.0	$675.4	18.3%	81.7%	83.8%
Indirect	179.0	130.2	37.5	18.3	16.2
Total net sales	$978.0	$805.6	21.4%	100.0%	100.0%

Direct-to-Consumer

Net sales increased 18.3% to $799.0 million during the second quarter of fiscal 2008 from $675.4 million during the same period in fiscal 2007, driven by increased new store sales, comparable store sales, and expanded store sales.

In North America, sales from new stores, comparable store sales growth, and sales from expanded stores accounted for approximately $56 million, $34 million and $8 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2007, Coach has opened 45 new retail stores and nine new factory stores, and expanded 20 retail stores and 12 factory stores in North America. In Japan, sales from new stores, comparable store sales growth, and sales from expanded stores accounted for approximately $12 million, $4 million and $2 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2007, Coach has opened 15 net new locations and expanded 10 locations in Japan. Coach Japan’s reported net sales were positively impacted by approximately $5.9 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

Indirect

Net sales increased 37.5% to $179.0 million in the second quarter of fiscal 2008 from $130.2 million during the same period of fiscal 2007, driven by growth primarily in the U.S. wholesale and international wholesale divisions, which contributed increased sales of approximately $28 million and $14 million, respectively. Licensing revenue of approximately $7 million and $3 million in the second quarter of fiscal 2008 and fiscal 2007, respectively, is included in indirect sales.

Operating Income

Operating income increased 18.3% to $403.1 million in the second quarter of fiscal 2008 as compared to $340.7 million in the second quarter of fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin decreased to 41.2% as compared to the 42.3% operating margin in the same period of the prior year as gains from increased net sales and the leveraging of selling, general, and administrative expenses were offset by a decrease in gross margin.

Gross profit increased 18.7% to $737.3 million in the second quarter of fiscal 2008 from $621.3 million during the same period of fiscal 2007. Gross margin was 75.4% in the second quarter of fiscal 2008 as compared to 77.1% during the same period of fiscal 2007. The change in gross margin was driven by promotional activities in Coach-operated North American stores and the fluctuation in currency translation rates.

Selling, general and administrative expenses were $334.2 million in the second quarter of fiscal 2008 as compared to $280.6 million in the second quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 34.2% during the second quarter of fiscal 2008 as compared to 34.8% during the second quarter of fiscal 2007, as we continue to leverage our expense base on higher sales.

Selling expenses were $234.1 million, or 24.0% of net sales, in the second quarter of fiscal 2008 compared to $196.5 million, or 24.4% of net sales, in the second quarter of fiscal 2007. The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores and Coach Japan. The increase in North American store expenses is attributable to increased variable expenses related to higher sales as well as expenses from new and expanded stores opened since the end of the second quarter of fiscal 2007. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates increased reported expenses by approximately $2.5 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs were $41.0 million, or 4.2% of net sales, in the second quarter of fiscal 2008, compared to $31.5 million, or 3.9% of net sales, during the same period of fiscal 2007. The increase in advertising, marketing and design costs was primarily due to increased expenses related to direct-mail marketing programs and increased staffing costs.

Distribution and consumer service expenses were $12.9 million in the second quarter of fiscal 2008, compared to $15.3 million during the same period of fiscal 2007. The dollar decrease was primarily due to efficiency gains, partially offset by higher sales volume. In addition, efficiency gains led to an improvement in distribution and consumer service expenses as a percentage of net sales from 1.9% in the second quarter of fiscal 2007 to 1.3% in the second quarter of fiscal 2008.

Administrative expenses were $46.2 million, or 4.7% of net sales, in the second quarter of fiscal 2008 compared to $37.3 million, or 4.6% of net sales, during the same period of fiscal 2007. The increase in administrative expenses was driven by the following: a $2.8 million charge related to a potential legal settlement incident to the ordinary course of business; an increase in employee staffing costs, including share-based compensation expense; and an increase in consulting and depreciation expenses as a result of investments in technology systems.

Interest Income, Net

Net interest income was $10.6 million in the second quarter of fiscal 2008 as compared to $7.9 million in the second quarter of fiscal 2007. This increase was primarily due to higher average cash balances.

Provision for Income Taxes

The effective tax rate was 39.0% in the second quarter of fiscal 2008 as compared to 38.5% in the second quarter of fiscal 2007. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

Net income from continuing operations was $252.3 million in the second quarter of fiscal 2008 as compared to $214.5 million in the second quarter of fiscal 2007. This increase is attributable to an increase in net sales and operating income, as discussed above.

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

In the second quarter of fiscal 2007, net sales and net income from discontinued operations were $30.8 million and $13.0 million, respectively. In the second quarter of fiscal 2008, there was no activity in the corporate accounts business.

FIRST SIX MONTHS FISCAL 2008 COMPARED TO FIRST SIX MONTHS FISCAL 2007

Results of operations for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 are as follows:

	Six Months Ended
	December 29, 2007		December 30, 2006		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%

Total net sales	$1,654.7	100.0%	$1,335.0	100.0%	$319.7	23.9%

Gross profit	1,255.5	75.9	1,027.3	77.0	228.2	22.2

Selling, general and
administrative expenses	613.7	37.1	505.9	37.9	107.8	21.3

Operating income	641.8	38.8	521.4	39.1	120.4	23.1

Interest income, net	25.6	1.5	14.5	1.1	11.1	76.6

Provision for income taxes	260.3	15.7	206.1	15.4	54.2	26.3

Income from continuing operations	407.1	24.6	329.7	24.7	77.4	23.5

Income from discontinued operations, net of taxes	0.0	0.0	23.4	1.8	(23.4)	(100.0)

Net income	$407.1	24.6%	$353.1	26.4%	$54.0	15.3%

Net income per share:
Basic:
Continuing operations	$1.11		$0.90		$0.21	23.3%
Discontinued operations	0.00		0.06		(0.06)	(100.0)
Net income	$1.11		$0.96		$0.15	15.6%

Diluted:
Continuing operations	$1.09		$0.88		$0.21	23.9%
Discontinued operations	0.00		0.06		(0.06)	(100.0)
Net income	$1.09		$0.94		$0.15	16.0%

Net Sales

Net sales by business segment in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 are as follows:

	Six Months Ended
	(unaudited)

				Percentage of
	Net Sales			Total Net Sales

	December 29,	December 30,	Rate of	December 29,	December 30,
	2007	2006	Increase	2007	2006
	(dollars in millions)

Direct-to-Consumer	$1,306.7	$1,079.5	21.0%	79.0%	80.9%
Indirect	348.0	255.5	36.2	21.0	19.1
Total net sales	$1,654.7	$1,335.0	23.9%	100.0%	100.0%

Direct-to-Consumer

Net sales increased 21.0% to $1.3 billion during the first six months of fiscal 2008 from $1.1 billion during the same period in fiscal 2007, driven by increased comparable store sales, new store sales and expanded store sales.

In North America, comparable store sales growth, sales from new stores and sales from expanded stores accounted for approximately $88 million, $86 million and $14 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2007, Coach has opened 45 new retail stores and nine new factory stores, and expanded 20 retail stores and 12 factory stores in North America. In Japan, sales from new store sales, comparable stores sales growth, and sales from expanded stores accounted for approximately $24 million, $6 million and $4 million, respectively, of the net sales increase. Since the end of the second quarter of fiscal 2007, Coach has opened 15 net new locations and expanded 10 locations in Japan. Coach Japan’s reported net sales were positively impacted by approximately $4.6 million as a result of foreign currency exchange. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures.

Indirect

Net sales increased 36.2% to $348.0 million in the first six months of fiscal 2008 from $255.5 million during the same period of fiscal 2007. This increase was driven by growth primarily in the U.S. wholesale and international wholesale divisions, which contributed increased sales of approximately $58 million and $33 million, respectively, as compared to the same period in the prior year. Licensing revenue of approximately $12 million and $5 million in the first six months of fiscal 2008 and fiscal 2007, respectively, is included in indirect sales.

Operating Income

Operating income increased 23.1% to $641.8 million in the first six months of fiscal 2008 as compared to $521.4 million in the first six months of fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin decreased to 38.8% as compared to the 39.1% operating margin in the same period of the prior year as gains from increased net sales and the leveraging of selling, general, and administrative expenses were offset by a decrease in gross margin.

Gross profit increased 22.2% to $1.3 billion in the first six months of fiscal 2008 from $1.0 billion during the same period of fiscal 2007. Gross margin was 75.9% in the first six months of fiscal 2008 as compared to 77.0% during the same period of fiscal 2007. The change in gross margin was driven by promotional activities in Coach-operated North American stores and the fluctuation in currency translation rates.

Selling, general and administrative expenses were $613.7 million in the first six months of fiscal 2008 as compared to $505.9 million in the first six months of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 37.1% during the first six months of fiscal 2008 compared to 37.9% during the same period of fiscal 2007, as we continue to leverage our expense base on higher sales.

Selling expenses were $426.0 million, or 25.8% of net sales, in the first six months of fiscal 2008 as compared to $353.6 million, or 26.5% of net sales, in the first six months of fiscal 2007. The dollar increase in these expenses was primarily due to an increase in operating expenses of North American stores and Coach Japan. The increase in North American store expenses is attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates increased reported expenses by approximately $1.9 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs were $73.1 million, or 4.4% of net sales, in the first six months of fiscal 2008, compared to $59.4 million, or 4.4% of net sales, during the same period of fiscal 2007. The increase in advertising, marketing and design costs was primarily due to increased expenses related to direct-mail marketing programs and increased staffing costs.

Distribution and customer service expenses were $24.5 million in the first six months of fiscal 2008 compared to $26.9 million during the same period of fiscal 2007. The dollar decrease was primarily due to efficiency gains, partially offset by higher sales volume. In addition, efficiency gains led to an improvement in distribution and consumer service expenses as a percentage of net sales from 2.0% in the second quarter of fiscal 2007 to 1.5% in the second quarter of fiscal 2008.

Administrative expenses were $90.1 million, or 5.4% of net sales, in the first six months of fiscal 2008 compared to $66.0 million, or 5.0% of net sales, during the same period in fiscal 2007. The increase in administrative expenses was driven by the following: a $3.5 million charge related to a potential legal settlement incident to the ordinary course of business; an increase in employee staffing costs, including share-based compensation expense; and an increase in consulting and depreciation expenses as a result of investments in technology systems.

Interest Income, Net

Net interest income was $25.6 million in the first six months of fiscal 2008 as compared to $14.5 million in the first six months of fiscal 2007. This increase was primarily due to higher average cash balances.

Provision for Income Taxes

The effective tax rate was 39.0% in the first six months of fiscal 2008 as compared to 38.5% in the first six months of fiscal 2007. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

Net income from continuing operations was $407.1 million in the first six months of fiscal 2008 as compared to $329.7 million in the first six months of fiscal 2007. This increase is attributable to an increase in net sales and operating income, as discussed above.

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

In the first six months of fiscal 2007, net sales and net income from discontinued operations were $55.2 million and $23.4 million, respectively. In the first six months of fiscal 2008, net sales and net income were not significant.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $514.9 million in the first six months of fiscal 2008 compared to $425.6 million in the first six months of fiscal 2007. The year-to-year improvement of $89.3 million was primarily the result of an increase in earnings of $54.0 million. In addition, depreciation and amortization increased $10.2 million, primarily as a result of new and expanded stores in North America and Japan. The changes in operating assets and liabilities were attributable to normal operating conditions.

Net cash provided by investing activities was $521.2 million in the first six months of fiscal 2008 compared to $234.6 million net cash used in investing activities in the first six months of fiscal 2007. The $755.8 million change is attributable to a $768.5 million change in net purchases and maturities of investments offset by a $12.8 million increase in capital expenditures, primarily related to new and expanded stores in North America and Japan. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $725.6 million in the first six months of fiscal 2008 as compared to $68.9 million in the first six months of fiscal 2007. The increase of $656.7 million in net cash used is attributable to a $689.2 million increase in funds expended to repurchase common stock, a $1.0 million decrease in net borrowings on the Coach Japan revolving credit facility and a $1.2 million decrease in the excess tax benefit from share-based compensation. The impact of these changes were offset by an increase in cash proceeds from exercise of stock options of $18.0 million in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 and from the non-recurrence of a $16.7 million adjustment recorded in the first quarter of fiscal 2007 related to a previously recognized excess tax benefit.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2008 and fiscal 2007, there were no borrowings under the Bank of America facility. As of December 29, 2007 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 29, 2007, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $65.6 million at December 29, 2007. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

During the first six months of fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $26.8 million and $25.5 million, respectively. As of December 29, 2007 and June 30, 2007, the outstanding borrowings under the Japanese facilities were $14.2 million and $0, respectively.

Common Stock Repurchase Program

On November 9, 2007, the Company completed its $500 million common stock repurchase program, which was put into place in October 2006. Concurrently, the Coach Board of Directors approved a new common stock repurchase program to acquire up to $1 billion of Coach’s outstanding common stock through June 2009. Purchases of Coach stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first six months of fiscal 2008 and fiscal 2007, the Company repurchased and retired 23.5 million and 5.0 million shares, respectively, of common stock, at an average cost of $35.70 and $29.99, respectively, per share.

As of December 29, 2007, $661 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

We expect that fiscal 2008 capital expenditures will be approximately $200 million and will relate primarily to new stores and expansions both in North America and Japan as well as investments in corporate systems and infrastructure. In North America, we expect to open about 40 new retail stores, of which 23 were opened by the end of the first half of fiscal 2008. We also plan to open a few more factory stores, in addition to the six opened during the first half of fiscal 2008. In Japan, we expect to open 10 to 15 net new locations, of which five were opened by the end of the first half of fiscal 2008. We will also continue to invest in department store and distributor locations. In addition, we will invest in corporate infrastructure and expand our Jacksonville distribution center. We intend to finance these investments from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months of fiscal 2008, Coach purchased approximately $409 million of inventory, which was funded by operating cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 30, 2007 are those that depend most heavily on these judgments and estimates. As of December 29, 2007, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which is discussed in Note 9 of the Condensed Consolidated Financial Statements.

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

The fair value of open foreign currency derivatives included in current assets at December 29, 2007 and June 30, 2007 was $7.5 million and $23.3 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at December 29, 2007 and June 30, 2007 was $0.3 million and $0, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are comprised of auction rate securities, classified as available-for-sale securities and stated at fair value. At December 29, 2007, the Company’s short term investments were equal to $21 million. As auction rate securities’ market price equals its fair value, there are no unrealized gains or losses associated with these investments.

As of December 29, 2007, Coach’s outstanding debt, including the current portion, was $17.1 million. Of this amount, $14.2 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective as of December 29, 2007.

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

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the second quarter of fiscal 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (9/30/07 - 11/3/07)	4,400	$36.41	4,400	$208,000
Period 5 (11/4/07 - 12/1/07)	12,582	33.78	12,582	783,000
Period 6 (12/2/07 - 12/29/07)	3,499	34.79	3,499	661,000
Total	20,481	$34.51	20,481

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007
October 20, 2006 November 9, 2007	$500 million $1 billion	June 2008 June 2009

ITEM 4. Submission of Matters to a Vote of Security Holders

In connection with the 2007 Annual Meeting of Stockholders held on November 8, 2007, stockholders were asked to vote with respect to one proposal. A total of 307,093,178 votes were cast as follows:

Proposal Number 1 - Election of Directors - The following persons received that number of votes set forth next to their respective names:

	Votes For	Votes Withheld
Lew Frankfort	297,675,462	9,417,716
Susan Kropf	291,057,012	16,036,166
Gary Loveman	288,679,982	18,413,196
Ivan Menezes	291,197,208	15,895,970
Irene Miller	288,435,722	18,657,456
Keith Monda	301,609,979	5,483,199
Michael Murphy	278,833,319	28,259,859
Jide Zeitlin	291,485,928	15,607,250

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)	Exhibits

31.1	Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)

By:	/s/ Michael F. Devine, III
Name: Michael F. Devine, III Title: Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 6, 2008