Form 10-Q
period 2008-03-29
COACH INC
filed 2008-05-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

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
[  ] Yes  [✓] No

On May 2, 2008, the Registrant had 341,298,693 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 40 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	At March 29, 2008 and June 30, 2007	4

	Condensed Consolidated Statements of Income -
	For the Quarters and Nine Months Ended
	March 29, 2008 and March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows -
	For the Nine Months Ended
	March 29, 2008 and March 31, 2007	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	39

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 4.	Submission of Matters to a Vote of Security Holders	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	39

SIGNATURE		40

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

PART I
ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 29, 2008	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$608,200	$556,956
Short-term investments	8,002	628,860
Trade accounts receivable, less allowances of $6,469 and $6,579, respectively	148,074	107,814
Inventories	319,655	291,192
Prepaid assets	49,300	16,140
Other current assets	137,722	139,234

Total current assets	1,270,953	1,740,196

Property and equipment, net	420,943	368,461
Goodwill	263,204	213,794
Indefinite life intangibles	12,362	11,865
Other non-current assets	188,778	115,196

Total assets	$2,156,240	$2,449,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,676	$109,309
Accrued liabilities	289,554	298,452
Revolving credit facility	11,079	-
Current portion of long-term debt	285	235

Total current liabilities	364,594	407,996

Long-term debt	2,580	2,865
Non-current tax liabilities	161,978	-
Other liabilities	168,635	128,297

Total liabilities	697,787	539,158

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 341,189,847 and 372,521,112 shares, respectively	3,412	3,725
Additional paid-in-capital	1,088,724	978,664
Retained earnings	332,376	940,757
Accumulated other comprehensive income (loss)	33,941	(12,792)

Total stockholders' equity	1,458,453	1,910,354

Total liabilities and stockholders' equity	$2,156,240	$2,449,512

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net sales	$744,522	$625,303	$2,399,257	$1,960,327

Cost of sales	186,204	138,893	585,446	446,617

Gross profit	558,318	486,410	1,813,811	1,513,710

Selling, general and
administrative expenses	301,626	259,783	915,298	765,714

Operating income	256,692	226,627	898,513	747,996

Interest income, net	9,547	12,988	35,111	27,465

Income before provision for income
taxes and discontinued operations	266,239	239,615	933,624	775,461

Provision for income taxes	103,827	92,225	364,109	298,335

Income from continuing operations	162,412	147,390	569,515	477,126

Income (loss) from discontinued
operations, net of income taxes (Note 13)	(4)	2,574	16	25,927

Net income	$162,408	$149,964	$569,531	$503,053

Net income (loss) per share

Basic
Continuing operations	$0.47	$0.40	$1.58	$1.29
Discontinued operations	(0.00)	0.01	0.00	0.07
Net income	$0.47	$0.41	$1.58	$1.36

Diluted
Continuing operations	$0.46	$0.39	$1.56	$1.27
Discontinued operations	(0.00)	0.01	0.00	0.07
Net income	$0.46	$0.40	$1.56	$1.34

Shares used in computing net
income per share
Basic	348,125	370,264	360,507	369,039
Diluted	351,593	379,289	365,497	376,334

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	March 29, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$569,531	$503,053
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	74,948	59,555
Provision for bad debt	1,034	2,458
Share-based compensation	50,473	41,553
Excess tax benefit from share-based compensation	(21,537)	(44,899)
(Increase) decrease in deferred tax assets	(17,538)	10,466
Decrease in deferred tax liabilities	(19,337)	(16,299)
Other noncash charges and credits, net	(4,981)	(252)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(29,458)	(43,894)
Decrease (increase) in inventories	6,230	(18,839)
Increase in other assets	(27,132)	(33,407)
Increase in other liabilities	11,571	22,577
Decrease in accounts payable	(53,778)	(17,013)
Increase in accrued liabilities	60,295	57,685
Net cash provided by operating activities	600,321	522,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(119,777)	(98,391)
Proceeds from dispositions of property and equipment	-	33
Purchases of investments	(162,300)	(773,521)
Proceeds from maturities and sales of investments	782,460	453,314
Net cash provided by (used in) investing activities	500,383	(418,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(1,166,600)	(149,999)
Repayment of long-term debt	(235)	(170)
Net borrowings on revolving credit facility	9,563	-
Proceeds from exercise of stock options	80,984	96,921
Excess tax benefit from share-based compensation	21,537	44,899
Adjustment to excess tax benefit from share-based compensation	-	(16,658)
Net cash used in financing activities	(1,054,751)	(25,007)

Effect of exchange rate changes on cash and cash equivalents	5,291	(244)

Increase in cash and cash equivalents	51,244	78,928
Cash and cash equivalents at beginning of period	556,956	143,388
Cash and cash equivalents at end of period	$608,200	$222,316

Supplemental Information:
Cash paid for income taxes	$373,783	$309,207
Cash paid for interest	$590	$598
Noncash investing activity - property and equipment obligations incurred	$24,395	$26,851

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 was revised to report the effect of exchange rate changes on cash flows. The results of operations for the quarter and nine months ended March 29, 2008 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2008 (“fiscal 2008”).

2.	Share-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Quarter Ended		Nine Months Ended

	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Share-based compensation expense	$16,320	$15,467	$50,473	$41,553
Income tax benefit related to share-based
compensation expense	6,000	6,088	18,840	16,368

During the third quarter of fiscal 2008 and fiscal 2007, compensation cost charged against income for share-based payment plans related to discontinued operations was $0 and $44, respectively and income tax benefit recognized in the income statement from these plans was $0 and $17, respectively.

During the first nine months of fiscal 2008 and fiscal 2007, compensation cost charged against income for share-based payment plans related to discontinued operations was $0 and $434, respectively and income tax benefit recognized in the income statement from these plans was $0 and $169, respectively.

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

Stock Options

A summary of option activity under the Coach option plans as of March 29, 2008 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2007	29,376	$27.36
Granted	3,506	43.82
Exercised	(3,157)	25.16
Forfeited or expired	(729)	34.05
Outstanding at March 29, 2008	28,996	$29.42	6.38	$121,828
Exercisable at March 29, 2008	15,936	$26.28	5.14	$99,522

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table summarizes information about stock options under the Coach option plans at March 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 29, 2008	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable at March 29, 2008	Weighted- Average Exercise Price

$2.00 - 5.00	481	2.98	$4.12	481	$4.12
$5.01 - 10.00	850	4.38	6.36	850	6.36
$10.01 - 20.00	6,377	5.76	15.53	5,044	16.33
$20.01 - 30.00	6,325	7.16	29.27	2,887	28.59
$30.01 - 40.00	10,483	6.03	34.09	5,463	34.86
$40.01 - 50.00	4,400	7.68	45.49	1,211	46.27
$50.01 - 51.56	80	9.06	50.44	-	-
	28,996	6.38	$29.42	15,936	$26.28

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months Ended

	March 29, 2008	March 31, 2007

Expected term (years)	2.6	2.3
Expected volatility	32.4%	30.0%
Risk-free interest rate	4.4%	4.9%
Dividend yield	0.0%	0.0%

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

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2008 and fiscal 2007 was $10.90 and $7.08, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2008 and fiscal 2007 was $62,086 and $138,881 respectively. The total cash received from these option exercises was $80,984 and $96,921, respectively, and the actual tax benefit realized from these option exercises was $24,035 and $50,114, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

At March 29, 2008, $76,034 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.09 years.

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested shares as of and for the period ended March 29, 2008:

	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value

Non-vested at June 30, 2007	1,326	$26.10
Granted	761	41.58
Vested	(438)	21.45
Forfeited	(90)	37.97
Non-vested at March 29, 2008	1,559	$34.29

The total fair value of shares that vested during the first nine months of fiscal 2008 and fiscal 2007 was $17,364 and $7,461, respectively. At March 29, 2008, $31,115 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.09 years.

The Company recorded an adjustment in the first quarter of fiscal 2007 to reduce additional paid-in-capital by $16,658, with a corresponding increase to current liabilities, due to an excess tax benefit from share-based compensation overstatement in the fourth quarter of fiscal 2006. This immaterial adjustment is reflected within the cash flows from financing activities of the Condensed Consolidated Statements of Cash Flows.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

3.	Stockholders’ Equity

Activity for the nine months ended March 29, 2008 and March 31, 2007 in the accounts of Stockholders’ Equity is summarized below:

	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at June 30, 2007	$3,725	$978,664	$940,757	$(12,792)	$1,910,354

Net income			569,531		569,531
Shares issued for stock options and employee
benefit plans	36	75,186			75,222
Share-based compensation		50,473			50,473
Excess tax benefit from share-based compensation		21,537			21,537
Repurchase and retirement of common stock	(349)	(37,136)	(1,129,115)		(1,166,600)
Adjustment to adopt FIN 48			(48,797)		(48,797)
Unrealized losses on cash flow hedging derivatives,
net of tax				(3,282)	(3,282)
Translation adjustments				50,015	50,015

Balances at March 29, 2008	$3,412	$1,088,724	$332,376	$33,941	$1,458,453

	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at July 1, 2006	$3,698	$775,209	$417,087	$(7,260)	$1,188,734

Net income			503,053		503,053
Shares issued for stock options and employee
benefit plans	63	93,553			93,616
Share-based compensation		41,553			41,553
Excess tax benefit from share-based compensation		44,899			44,899
Adjustment to excess tax benefit from share-
based compensation		(16,658)			(16,658)
Repurchase and retirement of common stock	(50)	(9,954)	(139,995)		(149,999)
Unrealized gains on cash flow hedging derivatives,
net of tax				4,067	4,067
Translation adjustments				(3,819)	(3,819)

Balances at March 31, 2007	$3,711	$928,602	$780,145	$(7,012)	$1,705,446

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Comprehensive income is comprised of net income, gains and losses from derivative instruments designated as cash flow hedges, net of tax, and the effects of foreign currency translation. Total comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net income	$162,408	$149,964	$569,531	$503,053
Unrealized (losses)/gains on cash flow
hedging derivatives, net of tax	(3,752)	(278)	(3,282)	4,067
Translation adjustments	27,710	(666)	50,015	(3,819)

Comprehensive income	$186,366	$149,020	$616,264	$503,301

The components of accumulated other comprehensive income (loss) are as follows:

	March 29, 2008	June 30, 2007

Cumulative translation adjustments	$37,565	$(12,450)
Unrealized (losses)/gains on cash flow hedging derivatives, net of tax of $1,456 and $(796)	(2,121)	1,161
SFAS 158 adjustment and minimum pension liability, net of tax of
$981 and $981	(1,503)	(1,503)
Accumulated other comprehensive income (loss)	$33,941	$(12,792)

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

The Company’s investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are comprised of auction rate securities, classified as available-for-sale securities and stated at fair value. The following table shows the amortized cost, fair value and unrealized gains and losses of the Company’s investments:

	March 29, 2008			June 30, 2007
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Short-term investments:
U.S. government and agency securities	$-	$-	$-	$25,000	$25,000	$-
Corporate debt securities	8,002	8,002	-	206,675	206,675	-
Municipal securities	-	-	-	397,185	397,185	-
Short-term investments	$8,002	$8,002	$-	$628,860	$628,860	$-

As of March 29, 2008 and June 30, 2007, all auction rate securities are included in short-term investments as they are intended to meet the short-term working capital needs of the Company and the Company can offer to sell the securities or roll them over at each 7, 28 or 35 day auction cycle.

In the fourth quarter of fiscal 2007, the Company revised its presentation of the purchases of investments and proceeds from maturities and sales of investments within the Condensed Consolidated Statements of Cash Flows. With respect to auction rate securities, the Company no longer treats a rollover at the auction date as a sale and repurchase of the security. The impact of this change on the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 was a revision of the presentation resulting in a reduction of $740,427 in both the purchases of investments and the proceeds from maturities and sales of investments which had no impact on the net cash flows from investing activities.

5.	Debt

On July 26, 2007, the Company renewed its $100,000 revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200,000. The facility can also be extended for two additional one-year periods, at Coach’s request.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2008 and fiscal 2007, there were no borrowings under the Bank of America facility. As of March 29, 2008 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At March 29, 2008, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $74,529 at March 29, 2008. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

During the first nine months of fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $24,208 and $25,518, respectively. As of March 29, 2008 and June 30, 2007, the outstanding borrowings under the Japanese facilities were $11,079 and $0, respectively.

6.    Commitments and Contingencies

At March 29, 2008, the Company had letters of credit outstanding totaling $94,477. Of this amount, $12,967 relates to the letter of credit obtained in connection with leases transferred to the Company by the Sara Lee Corporation, for which Sara Lee retains contingent liability. Coach expects that it will be required to maintain the letter of credit through 2011. The remaining letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s general counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

Coach is also a party to employment agreements with certain executives, which provide for compensation and other benefits as well as severance payments under certain circumstances. On March 11, 2008, the Company entered into a three-year extension to the employment agreement of Reed Krakoff, President and Executive Creative Director. This amendment extends the term of Mr. Krakoff’s employment agreement from August 2011 through June 2014.

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

The fair value of open foreign currency derivatives included in current assets at March 29, 2008 and June 30, 2007 was $0 and $23,329, respectively. The fair value of open foreign currency derivatives included in current liabilities at March 29, 2008 and June 30, 2007 was $28,880 and $0, respectively.

Hedging activity affected accumulated other comprehensive income (loss), net of tax, as follows:

	Period Ended
	March 29, 2008	June 30, 2007

Balance at beginning of period	$1,161	$(3,547)
Net (gains)/losses transferred to earnings	27	(2,724)
Change in fair value, net of tax expense of $2,252 and $(3,161)	(3,309)	7,432
Balance at end of period	$(2,121)	$1,161

The Company expects that $11,556 of net derivative losses included in accumulated other comprehensive income at March 29, 2008 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the period ended March 29, 2008, by operating segment, is as follows:

	Direct-to- Consumer	Indirect	Total

Goodwill balance at June 30, 2007	$212,278	$1,516	$213,794
Foreign exchange impact	49,410	-	49,410
Goodwill balance at March 29, 2008	$261,688	$1,516	$263,204

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The total carrying amount of other intangible assets not subject to amortization is as follows:

	March 29, 2008	June 30, 2007

Trademarks	$9,788	$9,788
Workforce	2,574	2,077
Total Indefinite Life Intangible Assets	$12,362	$11,865

The $497 increase in the carrying amount of intangible assets is due to currency translation.

9.	Income Taxes

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

10.	Retirement Plans

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended		Nine Months Ended

	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Service cost	$202	$179	$574	$545
Interest cost	96	89	287	265
Expected return on plan assets	(79)	(77)	(237)	(231)
Recognized actuarial loss	67	54	197	163
Net periodic pension cost	$286	$245	$821	$742

11.	Segment Information

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Quarter Ended March 29, 2008

Net sales	$578,490	$166,032	$-	$744,522
Operating income (loss)	228,047	104,239	(75,594)	256,692
Income (loss) before provision for
income taxes and discontinued operations	228,047	104,239	(66,047)	266,239
Depreciation and amortization expense	18,340	2,478	4,991	25,809
Total assets	1,009,966	133,338	1,012,936	2,156,240
Additions to long-lived assets	22,710	2,571	7,229	32,510

Quarter Ended March 31, 2007

Net sales	$480,916	$144,387	$-	$625,303
Operating income (loss)	203,337	90,178	(66,888)	226,627
Income (loss) before provision for
income taxes and discontinued operations	203,337	90,178	(53,900)	239,615
Depreciation and amortization expense	14,049	1,897	4,679	20,625
Total assets	827,143	115,988	1,200,064	2,143,195
Additions to long-lived assets	22,331	1,785	10,362	34,478

Nine Months Ended March 29, 2008

Net sales	$1,885,271	$513,986	$-	$2,399,257
Operating income (loss)	815,102	328,566	(245,155)	898,513
Income (loss) before provision for
income taxes and discontinued operations	815,102	328,566	(210,044)	933,624
Depreciation and amortization expense	51,098	7,166	16,684	74,948
Total assets	1,009,966	133,338	1,012,936	2,156,240
Additions to long-lived assets	80,864	12,686	21,549	115,099

Nine Months Ended March 31, 2007

Net sales	$1,560,491	$399,836	$-	$1,960,327
Operating income (loss)	706,878	248,015	(206,897)	747,996
Income (loss) before provision for
income taxes and discontinued operations	706,878	248,015	(179,432)	775,461
Depreciation and amortization expense	40,963	5,237	13,355	59,555
Total assets	827,143	115,988	1,200,064	2,143,195
Additions to long-lived assets	63,258	9,680	31,252	104,190

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Production variances	$12,354	$10,952	$19,330	$16,774
Advertising, marketing and design	(32,818)	(28,268)	(96,101)	(82,289)
Administration and
information systems	(44,081)	(36,753)	(134,187)	(102,823)
Distribution and customer service	(11,049)	(12,819)	(34,197)	(38,559)
Total corporate unallocated	$(75,594)	$(66,888)	$(245,155)	$(206,897)

Geographic Information

As of March 29, 2008, Coach operated 281 retail stores and 101 factory stores in the United States, six retail stores in Canada, and 142 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy, Hong Kong, China and South Korea. Geographic revenue information is based on the location of the customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period.

	United States	Japan	Other International (1)	Total
Quarter Ended March 29, 2008

Net sales	$530,643	$157,617	$56,262	$744,522

Long-lived assets	418,712	344,757	7,896	771,365

Quarter Ended March 31, 2007

Net sales	$464,062	$126,711	$34,530	$625,303

Long-lived assets	307,328	296,208	5,334	608,870

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	United States	Japan	Other International (1)	Total
Nine Months Ended March 29, 2008

Net sales	$1,807,982	$439,890	$151,385	$2,399,257

Long-lived assets	418,712	344,757	7,896	771,365

Nine Months Ended March 31, 2007

Net sales	$1,503,584	$364,405	$92,338	$1,960,327

Long-lived assets	307,328	296,208	5,334	608,870

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Canada.

12.	Earnings Per Share

Basic net income per share was calculated by dividing income from continuing operations by the weighted-average number of shares outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and share awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Income from continuing operations	$162,412	$147,390	$569,515	$477,126

Total weighted-average basic shares	348,125	370,264	360,507	369,039

Dilutive securities:
Employee benefit and
share award plans	468	817	604	1,044
Stock option programs	3,000	8,208	4,386	6,251

Total weighted-average diluted shares	351,593	379,289	365,497	376,334

Income from continuing operations per share:
Basic	$0.47	$0.40	$1.58	$1.29
Diluted	$0.46	$0.39	$1.56	$1.27

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

At March 29, 2008, options to purchase 20,632 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $29.75 to $51.56, were greater than the average market price of the common shares.

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

	Quarter Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net sales	$-	$8,149	$102	$63,363
Income (loss) before provision for income taxes	(3)	4,219	31	42,503
Income (loss) from discontinued operations	(4)	2,574	16	25,927

The consolidated balance sheet at March 29, 2008 includes $1,491 of accrued liabilities related to the corporate accounts business. The Condensed Consolidated Statements of Cash Flows includes the corporate accounts business for all periods presented.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this statement are effective for Coach’s fiscal year that will begin on June 29, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for Coach’s financial statements issued for the interim period that will begin on December 28, 2008. The Company is currently evaluating the impact of SFAS 161 on the Company’s consolidated financial statements.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America and Japan, the Internet and Coach catalog. The Indirect segment includes sales to wholesale customers in the U.S. and Asia as well as licensing revenue. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America, Japan, and Greater China, and improved productivity. To that end we are focused on four key initiatives:

•
Build market share in the growing North American women’s accessories market. As part of our culture of innovation and continuous improvement, we are implementing a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to continue to leverage our leadership position in the market.

•
Rapidly grow our North American retail store base by adding stores within existing markets and opening in new markets. We plan to add about 40 retail stores in North America in each of the next several years and believe that North America can support about 500 retail stores in total, including up to 20 in Canada. In addition, we will continue to expand select, highly productive retail and factory locations.

•
Expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations and expanding existing ones. We plan to add about 10 net new locations in fiscal 2008 and believe that Japan can support about 180 locations in total. We will also continue to expand key locations.

•
Raise brand awareness in emerging markets to build the foundation for substantial sales in the future. Specifically, Greater China, Korea and other emerging geographies are increasing in importance as the handbag and accessories category grows in these areas. In fiscal 2008, we intend to open approximately 30 net new locations, through distributors, including eight in Greater China.

The growth strategies outlined above will allow us to continue to deliver superior returns on our investments and drive increased cash flows from operating activities.

THIRD QUARTER OF FISCAL 2008 HIGHLIGHTS

In the third quarter of fiscal 2008, an increase in sales, slightly offset by a decline in operating margin, led to an increase in net income and earnings per share growth. The highlights of the third quarter of fiscal 2008 were:

•	Earnings per diluted share from continuing operations increased 18.9% to $0.46 per diluted share.

•	Net income from continuing operations increased 10.2% to $162.4 million.

•	Net sales increased 19.1% to $744.5 million.

•	Direct-to-consumer sales rose 20.3% to $578.5 million.

•	Comparable store sales in North America increased 9.0%.

•	Coach Japan sales, when translated into U.S. dollars, rose 25.5% driven primarily by expanded distribution. This 25.5% increase includes a 13.4% positive impact from currency translation.

•
In North America, Coach opened five new retail stores and two new factory stores, bringing the total number of retail and factory stores to 287 and 101, respectively, at the end of the third quarter of fiscal 2008. We also expanded one factory store in North America.

•
In Japan, Coach opened two new department store locations and closed two retail locations, leaving the total number of Coach Japan-operated locations at the end of the third quarter of fiscal 2008 at 142. In addition, we expanded five locations.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2008 COMPARED TO THIRD QUARTER FISCAL 2007

The following table summarizes results of operations for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007:

	Quarter Ended
	March 29, 2008		March 31, 2007		Variance
	(dollars in millions, except per share data)
	(unaudited)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$744.5	100.0%	$625.3	100.0%	$119.2	19.1%

Gross profit	558.3	75.0	486.4	77.8	71.9	14.8

Selling, general and
administrative expenses	301.6	40.5	259.8	41.5	41.8	16.1

Operating income	256.7	34.5	226.6	36.2	30.1	13.3

Interest income, net	9.5	1.3	13.0	2.1	(3.5)	(26.9)

Provision for income taxes	103.8	13.9	92.2	14.7	11.6	12.6

Income from continuing operations	162.4	21.8	147.4	23.6	15.0	10.2

Income from discontinued operations, net of taxes	-	0.0	2.6	0.4	(2.6)	(100.0)

Net income	$162.4	21.8%	$150.0	24.0%	$12.4	8.3%

Net income per share:
Basic:
Continuing operations	$0.47		$0.40		$0.07	17.2%
Discontinued operations	-		0.01		(0.01)	(100.0)
Net income	$0.47		$0.41		$0.06	15.2%

Diluted:
Continuing operations	$0.46		$0.39		$0.07	18.9%
Discontinued operations	-		0.01		(0.01)	(100.0)
Net income	$0.46		$0.40		$0.07	16.8%

Net Sales

Net sales by business segment in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 are as follows:

	Quarter Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales

	March 29, 2008	March 31, 2007	Rate of Increase	March 29, 2008	March 31, 2007
	(dollars in millions)		(FY08 v. FY07)

Direct-to-consumer	$578.5	$480.9	20.3%	77.7%	76.9%
Indirect	166.0	144.4	15.0	22.3	23.1
Total net sales	$744.5	$625.3	19.1%	100.0%	100.0%

Direct-to-Consumer

In the third quarter of fiscal 2008, net sales increased 20.3% to $578.5 million from $480.9 million during the same period in fiscal 2007, driven by sales increases in our directly-operated stores in North America and Japan.

In North America, net sales increased 20% driven by sales from new stores, a 9.0% increase in comparable store sales and an increase in sales from expanded stores. Since the end of the third quarter of fiscal 2007, Coach has opened 43 new retail stores and 11 new factory stores, and expanded 20 retail stores and 11 factory stores in North America. In Japan, net sales increased 25% driven primarily by sales from new and expanded stores. In addition, Coach Japan’s reported net sales were positively impacted by approximately $16.7 million as a result of foreign currency exchange. Since the end of the third quarter of fiscal 2007, Coach has opened 10 net new locations and expanded 12 locations in Japan.

Indirect

Net sales increased 15.0% to $166.0 million in the third quarter of fiscal 2008 from $144.4 million during the same period of fiscal 2007, driven primarily by a 40% increase in sales in the international wholesale division. Licensing revenue of approximately $6 million and $5 million in the third quarter of fiscal 2008 and fiscal 2007, respectively, is included in indirect sales.

Operating Income

Operating income increased 13.3% to $256.7 million in the third quarter of fiscal 2008 as compared to $226.6 million in the third quarter of fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin decreased to 34.5% as compared to the 36.2% operating margin in the same period of the prior year as gains from increased net sales and the leveraging of selling, general, and administrative expenses were offset by a decrease in gross margin.

Gross profit increased 14.8% to $558.3 million in the third quarter of fiscal 2008 from $486.4 million during the same period of fiscal 2007. Gross margin was 75.0% in the third quarter of fiscal 2008 as compared to 77.8% during the same period of fiscal 2007. The change in gross margin was driven by the fluctuation in foreign currency translation rates, promotional activities in Coach-operated North American stores and channel mix.

Selling, general and administrative expenses were $301.6 million in the third quarter of fiscal 2008 as compared to $259.8 million in the third quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses improved to 40.5% during the third quarter of fiscal 2008 as compared to 41.5% during the third quarter of fiscal 2007, as we continue to leverage our expense base on higher sales.

Selling expenses were $208.6 million, or 28.0% of net sales, in the third quarter of fiscal 2008 compared to $178.7 million, or 28.6% of net sales, in the third quarter of fiscal 2007. The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores and Coach Japan. The increase in North American store expenses is attributable to increased variable expenses related to higher sales as well as expenses from new and expanded stores opened since the end of the third quarter of fiscal 2007. The increase in Coach Japan operating expenses was primarily driven by new store operating expenses. In addition, the impact of foreign currency exchange rates increased reported expenses by approximately $7.2 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs were $37.2 million, or 5.0% of net sales, in the third quarter of fiscal 2008, compared to $30.9 million, or 4.9% of net sales, during the same period of fiscal 2007. The increase in advertising, marketing and design costs was primarily due to increased expenses related to direct-mail marketing programs and increased staffing costs.

Distribution and consumer service expenses were $11.7 million in the third quarter of fiscal 2008, compared to $13.4 million during the same period of fiscal 2007. The dollar decrease was primarily due to efficiency gains, partially offset by higher sales volume. In addition, efficiency gains led to an improvement in distribution and consumer service expenses as a percentage of net sales from 2.1% in the third quarter of fiscal 2007 to 1.6% in the third quarter of fiscal 2008.

Administrative expenses were $44.1 million, or 5.9% of net sales, in the third quarter of fiscal 2008 compared to $36.8 million, or 5.9% of net sales, during the same period of fiscal 2007. The dollar increase in administrative expenses was driven by an increase in employee staffing costs, including share-based compensation expense, and an increase in consulting and depreciation expenses as a result of investments in technology systems.

Interest Income, Net

Net interest income was $9.5 million in the third quarter of fiscal 2008 as compared to $13.0 million in the third quarter of fiscal 2007. This decrease was primarily due to lower returns on our investments as a result of lower interest rates.

Provision for Income Taxes

The effective tax rate was 39.0% in the third quarter of fiscal 2008 as compared to 38.5% in the third quarter of fiscal 2007. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

Net income from continuing operations was $162.4 million in the third quarter of fiscal 2008 as compared to $147.4 million in the third quarter of fiscal 2007. This increase is attributable to an increase in net sales and operating income, partially offset by an increase in the provision for income taxes, as discussed above.

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

In the third quarter of fiscal 2007, net sales and net income from discontinued operations were $8.1 million and $2.6 million, respectively. In the third quarter of fiscal 2008, there was no activity in the corporate accounts business.

FIRST NINE MONTHS FISCAL 2008 COMPARED TO FIRST NINE MONTHS FISCAL 2007

Results of operations for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 are as follows:

	Nine Months Ended
	March 29, 2008		March 31, 2007		Variance
	(dollars in millions, except per share data) (unaudited)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,399.3	100.0%	$1,960.3	100.0%	$439.0	22.4%

Gross profit	1,813.8	75.6	1,513.7	77.2	300.1	19.8

Selling, general and
administrative expenses	915.3	38.1	765.7	39.1	149.6	19.5

Operating income	898.5	37.4	748.0	38.2	150.5	20.1

Interest income, net	35.1	1.5	27.5	1.4	7.6	27.8

Provision for income taxes	364.1	15.2	298.3	15.2	65.8	22.0

Income from continuing operations	569.5	23.7	477.1	24.3	92.4	19.4

Income from discontinued operations, net of taxes	-	0.0	25.9	1.3	(25.9)	(100.0)

Net income	$569.5	23.7%	$503.1	25.7%	$66.4	13.2%

Net income per share:
Basic:
Continuing operations	$1.58		$1.29		$0.29	22.2%
Discontinued operations	-		0.07		(0.07)	(100.0)
Net income	$1.58		$1.36		$0.22	15.9%

Diluted:
Continuing operations	$1.56		$1.27		$0.29	22.9%
Discontinued operations	-		0.07		(0.07)	(100.0)
Net income	$1.56		$1.34		$0.22	16.6%

Net Sales

Net sales by business segment in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 are as follows:

	Nine Months Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales
	March 29, 2008	March 31, 2007	Rate of Increase	March 29, 2008	March 31, 2007
	(dollars in millions)		(FY08 v. FY07)

Direct-to-consumer	$1,885.3	$1,560.5	20.8%	78.6%	79.6%
Indirect	514.0	399.8	28.6%	21.4	20.4
Total net sales	$2,399.3	$1,960.3	22.4%	100.0%	100.0%

Direct-to-Consumer

In the first nine months of fiscal 2008, net sales increased 20.8% to $1.9 billion from $1.6 billion during the same period in fiscal 2007, driven by sales increases in our directly-operated stores in North America and Japan.

In North America, net sales increased 22% driven by sales from new stores, a 10.8% increase in comparable store sales and an increase in sales from expanded stores. Since the end of the third quarter of fiscal 2007, Coach has opened 43 new retail stores and 11 new factory stores, and expanded 20 retail stores and 11 factory stores in North America. In Japan, net sales increased 21% driven primarily by sales from new and expanded stores. In addition, Coach Japan’s reported net sales were positively impacted by approximately $21.3 million as a result of foreign currency exchange. Since the end of the third quarter of fiscal 2007, Coach has opened 10 net new locations and expanded 12 locations in Japan.

Indirect

Net sales increased 28.6% to $514 million in the first nine months of fiscal 2008 from $399.8 million during the same period of fiscal 2007, driven primarily by a 21% increase in sales in the U.S. wholesale division and a 49% increase in sales in the international wholesale division. Licensing revenue of approximately $17 million and $10 million in the first nine months of fiscal 2008 and fiscal 2007, respectively, is included in indirect sales.

Operating Income

Operating income increased 20.1% to $898.5 million in the first nine months of fiscal 2008 as compared to $748.0 million in the first nine months of fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin decreased to 37.4% as compared to the 38.2% operating margin in the same period of the prior year as gains from increased net sales and the leveraging of selling, general, and administrative expenses were offset by a decrease in gross margin.

Gross profit increased 19.8% to $1.8 billion in the first nine months of fiscal 2008 from $1.5 billion during the same period of fiscal 2007. Gross margin was 75.6% in the first nine months of fiscal 2008 as compared to 77.2% during the same period of fiscal 2007. The change in gross margin was driven by the fluctuation in foreign currency translation rates, promotional activities in Coach-operated North American stores and channel mix.

Selling, general and administrative expenses were $915.3 million in the first nine months of fiscal 2008 as compared to $765.7 million in the first nine months of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses improved to 38.1% during the first nine months of fiscal 2008 compared to 39.1% during the same period of fiscal 2007, as we continue to leverage our expense base on higher sales.

Selling expenses were $634.6 million, or 26.4% of net sales, in the first nine months of fiscal 2008 as compared to $532.3 million, or 27.2% of net sales, in the first nine months of fiscal 2007. The dollar increase in these expenses was primarily due to an increase in operating expenses of North American stores and Coach Japan. The increase in North American store expenses is attributable to increased variable expenses related to higher sales as well as operating expenses associated with new and expanded stores opened since the third quarter of fiscal 2007. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. In addition, the impact of foreign currency exchange rates increased reported expenses by approximately $9.1 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs were $110.3 million, or 4.6% of net sales, in the first nine months of fiscal 2008, compared to $90.3 million, or 4.6% of net sales, during the same period of fiscal 2007. The dollar increase in advertising, marketing and design costs was primarily due to increased expenses related to direct-mail marketing programs and increased staffing costs.

Distribution and customer service expenses were $36.2 million in the first nine months of fiscal 2008 compared to $40.3 million during the same period of fiscal 2007. The dollar decrease was primarily due to efficiency gains, partially offset by higher sales volume. In addition, efficiency gains led to an improvement in distribution and consumer service expenses as a percentage of net sales from 2.1% in the first nine months of fiscal 2007 to 1.5% in the first nine months of fiscal 2008.

Administrative expenses were $134.2 million, or 5.6% of net sales, in the first nine months of fiscal 2008 compared to $102.8 million, or 5.2% of net sales, during the same period in fiscal 2007. The increase in administrative expenses was driven by the following: a $3.5 million charge related to a potential legal settlement incident to the ordinary course of business; an increase in employee staffing costs, including share-based compensation expense; and an increase in consulting and depreciation expenses as a result of investments in technology systems.

Interest Income, Net

Net interest income was $35.1 million in the first nine months of fiscal 2008 as compared to $27.5 million in the first nine months of fiscal 2007. This increase was primarily due to higher average cash balances, partially offset by lower returns on our investments as a result of lower interest rates.

Provision for Income Taxes

The effective tax rate was 39.0% in the first nine months of fiscal 2008 as compared to 38.5% in the first nine months of fiscal 2007. The increase in the effective tax rate is attributable to incremental income being taxed at higher rates.

Income from Continuing Operations

Net income from continuing operations was $569.5 million in the first nine months of fiscal 2008 as compared to $477.1 million in the first nine months of fiscal 2007. This increase is attributable to an increase in net sales and operating income, partially offset by an increase in the provision for income taxes, as discussed above.

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

In the first nine months of fiscal 2007, net sales and net income from discontinued operations were $63.4 million and $25.9 million, respectively. In the first nine months of fiscal 2008, net sales and net income were not significant.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $600.3 million in the first nine months of fiscal 2008 compared to $522.7 million in the first nine months of fiscal 2007. The year-to-year improvement of $77.6 million was primarily the result of an increase in earnings of $66.5 million. In addition, depreciation and amortization increased $15.4 million, primarily as a result of new and expanded stores in North America and Japan. The changes in operating assets and liabilities were attributable to normal operating conditions.

Net cash provided by investing activities was $500.4 million in the first nine months of fiscal 2008 compared to $418.6 million net cash used in investing activities in the first nine months of fiscal 2007. The $918.9 million change is attributable to a $940.4 million change in net purchases and sales of investments offset by a $21.4 million increase in capital expenditures, primarily related to new and expanded stores in North America and Japan. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $1.1 billion in the first nine months of fiscal 2008 as compared to $25.0 million in the first nine months of fiscal 2007. The increase of $1.0 billion in net cash used is attributable to a $1.0 billion increase in funds expended to repurchase common stock, a decrease in cash proceeds from exercise of stock options of $15.9 million and a $23.4 million decrease in the excess tax benefit from share-based compensation. The impact of these changes were offset by a $9.6 increase in net borrowings on the Coach Japan revolving credit facility and the non-recurrence of a $16.7 million adjustment recorded in the first quarter of fiscal 2007 related to a previously recognized excess tax benefit.

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100 million revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200 million. The facility can also be extended for two additional one-year periods, at Coach’s request.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2008 and fiscal 2007, there were no borrowings under the Bank of America facility. As of March 29, 2008 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At March 29, 2008, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $74.5 million at March 29, 2008. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

During the first nine months of fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $24.2 million and $25.5 million, respectively. As of March 29, 2008 and June 30, 2007, the outstanding borrowings under the Japanese facilities were $11.1 million and $0, respectively.

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

During the first nine months of fiscal 2008 and fiscal 2007, the Company repurchased and retired 34.9 million and 5.0 million shares of common stock, respectively, at an average cost of $33.47 and $29.99 per share, respectively.

As of March 29, 2008, $333 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

We expect that fiscal 2008 capital expenditures will be approximately $200 million and will relate primarily to new stores and expansions both in North America and Japan as well as investments in corporate systems and infrastructure. In North America, we expect to open about 40 new retail stores, of which 28 were opened by the end of the first nine months of fiscal 2008. We also plan to open one more factory store, in addition to the eight opened during the first nine months of fiscal 2008. In Japan, we expect to open 10 net new locations, of which five were opened by the end of the first nine months of fiscal 2008. We will also continue to invest in department store and distributor locations. In addition, we will invest in corporate infrastructure and expand our Jacksonville distribution center. We intend to finance these investments from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2008, Coach purchased approximately $614 million of inventory, which was funded by operating cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 30, 2007 are those that depend most heavily on these judgments and estimates. As of March 29, 2008, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which is discussed in Note 9 of the Condensed Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this statement are effective for Coach’s fiscal year that will begin on June 29, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for Coach’s financial statements issued for the interim period that will begin on December 28, 2008. The Company is currently evaluating the impact of SFAS 161 on the Company’s consolidated financial statements.

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

The fair value of open foreign currency derivatives included in current assets at March 29, 2008 and June 30, 2007 was $0 and $23.3 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at March 29, 2008 and June 30, 2007 was $28.9 million and $0, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are comprised of auction rate securities, classified as available-for-sale securities and stated at fair value. At March 29, 2008, the Company’s short term investments were equal to $8.0 million. As auction rate securities’ adjusted book value equals its fair value, there are no unrealized gains or losses associated with these investments.

As of March 29, 2008, Coach’s outstanding debt, including the current portion, was $13.9 million. Of this amount, $11.1 million, under revolving credit facilities, is subject to interest rate fluctuations. As this level of debt and resulting interest expense are not significant, any change in interest rates applied to the fair value of this debt would not have a material impact on the results of operations or cash flows of Coach.

ITEM 4. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective as of March 29, 2008.

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

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the third quarter of fiscal 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 7 (12/30/07 - 2/2/08)	453	$29.96	453	$647,269
Period 8 (2/3/08 - 3/1/08)	4,933	29.84	4,933	500,051
Period 9 (3/2/08 - 3/29/08)	5,964	27.95	5,964	333,409
Total	11,350	$28.85	11,350

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007
October 20, 2006	$500 million	June 2008
November 9, 2007	$1 billion	June 2009

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

Dated: May 7, 2008