Form 10-K
period 2008-06-28
COACH INC
filed 2008-08-21
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 28, 2007 (the last business day of the most recently completed second fiscal quarter) was approximately $10.6 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 8, 2008, the Registrant had 336,887,747 shares of common stock outstanding, which is the Registrant’s only class of capital stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III, Items 10 – 14

COACH, INC.

i

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

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal years ended June 28, 2008 (“fiscal 2008”), June 30, 2007 (“fiscal 2007”) and July 1, 2006 (“fiscal 2006”) were each 52-week periods. The fiscal year ending June 27, 2009 (“fiscal 2009”) will also be a 52-week period.

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

In May 2008, the Company announced that it had reached agreements to a phased acquisition of the Coach domestic retail businesses in Hong Kong, Macau and Mainland China (“Greater China”) from its current distributor, the ImagineX group. These acquisitions will provide the Company with greater control over the brand in Greater China, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer. Coach expects these acquisitions will be completed in fiscal 2009.

Financial Information about Segments

Segment information is presented in Note 12 to the Consolidated Financial Statements.

Narrative Description of Business

Coach has grown from a family-run workshop in a Manhattan loft to a leading American marketer of fine accessories and gifts for women and men. Coach is one of the most recognized fine accessories brands in the U.S. and in targeted international markets. We offer premium lifestyle accessories to a loyal and growing customer base and provide consumers with fresh, relevant and innovative products that are extremely well made, at an attractive price. Coach’s modern, fashionable handbags and accessories use a broad range of high quality leathers, fabrics and materials. In response to our customer’s demands for both fashion and function, Coach offers updated styles and multiple product categories which address an increasing share of our customer’s accessory wardrobe. Coach has created a sophisticated, modern and inviting environment to showcase our product assortment and reinforce a consistent brand position wherever the consumer may shop. We utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing us to bring our broad range of products to market rapidly and efficiently.

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

Multi-Channel International Distribution — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct-to-Consumer channel provides us with immediate, controlled access to consumers through Coach-owned stores in North America and Japan, the Internet and the Coach catalog. The Indirect channel provides us with access to consumers via North America and international wholesale department store and specialty store locations.

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

Products

Coach's product offerings include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, watches, travel bags and fragrance. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Handbags	62%	64%	65%
Accessories	29	28	28
All other products	9	8	7
Total	100%	100%	100%

Handbags — Handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base. During fiscal 2008, we introduced three major lifestyle collections: Bleecker, Heritage Stripe and Soho. In fiscal 2009, we plan to introduce additional lifestyle collections, including the Zoe handbag group and Madison. We will also launch a new design, Coach Op Art, which will provide us with an entirely new logo platform.

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

Footwear — Jimlar Corporation (“Jimlar”) has been Coach's footwear licensee since 1999. Footwear is distributed through over 900 locations in the U.S., including leading Coach retail stores and U.S. department stores. Footwear sales are comprised primarily of women’s styles, which coordinate with Coach’s handbag collections.

Jewelry — In November 2006, Coach launched a jewelry line, consisting primarily of bangle bracelets. During fiscal 2008, this category was expanded to include sterling silver jewelry and gold plated fashion jewelry.

Wearables — This category is comprised of jackets, sweaters, gloves, hats and scarves, including both cold weather and fashion. The assortment is primarily women's and contains a fashion assortment in all components of this category.

Business Cases — This assortment is primarily men’s and includes computer bags, messenger-style bags and totes.

Sunwear — Marchon Eyewear, Inc. (“Marchon”) has been Coach’s eyewear licensee since 2003. This collection is a collaborative effort from Marchon and Coach that combines the Coach aesthetic for fashion accessories with the latest fashion directions in sunglasses. Coach sunglasses are sold in Coach retail stores, department stores, select sunglass retailers and optical retailers in major markets.

Watches — Movado Group, Inc. (“Movado”) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women's collections with select men's styles.

Travel Bags — The travel collections are comprised of luggage and related accessories, such as travel kits and valet trays.

Fragrance — In March 2007, Coach launched its first fragrance in partnership with Beauty Bank, a division of Estée Lauder, Inc. This collection includes a perfume spray, a purse spray and a perfume solid and is sold exclusively in Coach stores and coach.com. During fiscal 2008, this category was expanded to include body lotion and lip gloss. Coach’s second fragrance will be launched in fiscal 2009.

Design and Merchandising

Coach's New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach's extensive archives of product designs created over the past 65 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season's design process. Merchandisers also analyze products to edit, add and delete to achieve profitable sales across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists, help Coach execute design concepts that are consistent with the brand's strategic direction.

During fiscal 2008, the Company announced a new business initiative, internally referred to as Collection, to drive brand creativity. This initiative will be supported by a new team of designers and merchandisers and will encompass all women’s categories, with a focus on handbags, women’s accessories, footwear and jewelry. We expect to introduce Collection product in fiscal year 2010.

Coach's design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear and eyewear) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

Segments

Coach operates in two reportable segments: Direct-to-Consumer and Indirect. The reportable segments represent channels of distribution that offer similar products, service and marketing strategies.

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: retail stores and factory stores in North America and Japan, the Internet and the Coach catalog. This segment represented approximately 80% of Coach's total net sales in fiscal 2008, with North American stores, Coach Japan and the Internet contributing approximately 59%, 19% and 2% of total net sales, respectively.

North American Retail Stores — Coach stores are located in regional shopping centers and metropolitan areas throughout the U.S. and Canada. The retail stores carry an assortment of products depending on their size and location. Our flagship stores, which offer the broadest assortment of Coach products, are located in high-visibility locations such as New York, Chicago, San Francisco and Toronto.

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

The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Retail stores	297	259	218
Net increase vs. prior year	38	41	25
Percentage increase vs. prior year	14.7%	18.8%	13.0%
Retail square footage	795,226	672,737	562,553
Net increase vs. prior year	122,489	110,184	71,628
Percentage increase vs. prior year	18.2%	19.6%	14.6%
Average square footage	2,678	2,597	2,581

North American Factory Stores — Coach's factory stores serve as an efficient means to sell manufactured-for-factory-store product, including factory exclusives, as well as discontinued and irregular inventory outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established outlet centers that are generally more than 50 miles from major markets.

Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand's image. Through these factory stores, Coach targets value-oriented customers who would not otherwise buy the Coach brand. Prices are generally discounted from 10% to 50% below full retail prices.

The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Factory stores	102	93	86
Net increase vs. prior year	9	7	4
Percentage increase vs. prior year	9.7%	8.1%	4.9%
Factory square footage	413,389	321,372	281,787
Net increase vs. prior year	92,017	39,585	29,508
Percentage increase vs. prior year	28.6%	14.0%	11.7%
Average square footage	4,053	3,456	3,277

Coach Japan, Inc. — Coach Japan operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Japan.

The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Coach Japan locations	149	137	118
Net increase vs. prior year	12	19	15
Percentage increase vs. prior year	8.8%	16.1%	14.6%
Coach Japan square footage	259,993	229,862	194,375
Net increase vs. prior year	30,131	35,487	32,743
Percentage increase vs. prior year	13.1%	18.3%	20.3%
Average square footage	1,745	1,678	1,647

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. During fiscal 2008, we completed a creative refresh of the coach.com website and launched coach.com in Canada. We also introduced store pickup, allowing a customer to purchase online and pick up her order in the store. With approximately 55 million unique visits to the website in fiscal 2008, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. During fiscal 2008, the Company sent approximately 67 million emails to strategically selected customers as we continue to evolve our internet outreach to maximize productivity while streamlining distribution. Revenue from Internet sales is recognized upon shipment of the product.

Coach Catalog — While direct mail sales comprise a small portion of Coach's net sales, Coach views its catalog as a key communications vehicle for the brand to promote store traffic, facilitate the shopping experience in Coach retail stores and build brand awareness. In fiscal 2008, the Company distributed approximately 7 million catalogs in Coach stores in North America and Japan and mailed approximately 3 million catalogs to strategically selected North American households from its database of customers.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains important to our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The Indirect segment represented approximately 20% of total net sales in fiscal 2008, with U.S. Wholesale and International Wholesale representing approximately 12% and 6% of total net sales, respectively.

U.S. Wholesale — This channel offers access to Coach products to consumers who prefer shopping at department stores. Coach products are also available on macys.com, dillards.com and nordstrom.com. While overall U.S. department store sales have not increased over the last few years, the handbag and accessories category has grown, in part due to the strength of the Coach brand. Net sales (shipments) to U.S. wholesale customers grew 16% in fiscal 2008 from fiscal 2007.

Coach recognizes the continued importance of U.S. department stores as a distribution channel for premier accessories. Department stores also continue to devote increased square footage to Coach, providing an additional driver to this channel’s growth. We continue to fine-tune our strategy to increase productivity and drive volume by enhancing presentation, primarily through the creation of more shop-in-shops, and the introduction of caseline enhancements with proprietary Coach fixtures. Coach has also improved wholesale product planning and allocation processes by custom tailoring assortments to better match the attributes of our department store consumers in each local market.

Coach's products are sold in approximately 900 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s, (including Bloomingdale's), Dillard's, Nordstrom, Lord and Taylor, Carson’s and Saks.

International Wholesale — This channel represents sales to international wholesale distributors and authorized retailers. Tourists represent the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in over 20 countries. Coach's current network of international distributors serves the following markets: Korea, United States (primarily Hawaii and Guam), Hong Kong, Taiwan, Japan, Singapore, Saudi Arabia, Mexico, China, Malaysia, Thailand, Australia, Indonesia, the United Arab Emirates, the Caribbean, Saipan, Turkey, Bahrain, New Zealand, France, United Kingdom, Greece and Russia. For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach's most significant international wholesale customers are the DFS Group, Lotte Group, Shilla Group, Tasa Meng Corp., Shinsegae International, and ImagineX. Following completion of the acquisition of the retail businesses in Greater China from ImagineX in fiscal 2009, sales in Coach-operated stores in this region will be reported in the Direct segment.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	June 28, 2008		June 30, 2007	July 1, 2006
International freestanding stores	53		37	21
International department store locations	83		74	63
Other international locations	31		29	24
Total international wholesale locations	167	(1)	140	108

(1)	Includes 24 stores that will become Coach-operated upon completion of the acquisition of the retail businesses in Greater China from ImagineX.

Licensing — In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of June 28, 2008 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Watches	Movado	Spring ‘98	U.S. and Japan	2015
Footwear	Jimlar	Spring ‘99	U.S.	2014
Eyewear	Marchon	Fall ‘03	Worldwide	2011

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

Marketing

Coach’s marketing strategy is to deliver a consistent message each time the consumer comes in contact with the Coach brand through our communications and visual merchandising. The Coach image is created internally and executed by the creative marketing, visual merchandising and public relations teams. Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge the likelihood of a product’s success in the marketplace prior to its introduction.

In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2008, consumer contacts increased 26% to over 144 million. However, the Company continues to leverage marketing expenses by refining our marketing programs to increase productivity and optimize distribution. Total expenses related to consumer communications in fiscal 2008 were $57 million, representing less than 2% of net sales.

Coach’s wide range of direct marketing activities includes catalogs, brochures and email contacts, targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness, the Coach catalog and coach.com serve as effective brand communications vehicles by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drive store traffic.

As part of Coach's direct marketing strategy, it uses its database consisting of approximately 13 million active North American households and 3 million active Japanese households. Catalogs and email contacts are Coach's principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the coach.com websites in the U.S., Canada and Japan provide an opportunity to increase the size of these databases.

The Company also runs national, regional and local advertising campaigns in support of its major selling seasons.

Manufacturing

All of our products are manufactured by independent manufacturers. However, we maintain control of the supply chain from design through manufacture. We are able to do this by qualifying all raw material suppliers and by maintaining sourcing offices in Hong Kong, China and South Korea that work closely with our independent manufacturers. Coach also operates a European sourcing and product development organization based in Florence, Italy that works closely with the New York design team. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. We have increased the presence of our senior management at the manufacturers’ facilities to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2008, approximately 68% of Coach's total net sales were generated from products introduced within the fiscal year. As the collections are seasonal and planned to be sold in stores for short durations, our production quantities are limited which lowers our exposure to excess and obsolete inventory.

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

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, India, United States, Philippines, Mauritius, Italy, Spain, Turkey, Korea, Malaysia, Vietnam, Taiwan and Thailand. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. No one vendor currently provides more than 15% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.

Distribution

Coach operates a distribution and consumer service facility in Jacksonville, Florida. During fiscal 2008, the distribution center was expanded to increase the facility’s shipping and storage capacities. The expansion, completed in August 2008, added 290,000 square feet, bringing the total square footage of the facility to 850,000. This automated facility uses a bar code scanning warehouse management system. Coach's distribution center employees use handheld radio frequency scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide excellent service to our customers. Coach's products are primarily shipped to Coach retail stores and wholesale customers via express delivery providers and common carriers, and direct to consumers via express delivery providers. We expect that the facility’s increased capacity will support the projected sales growth of the Company over the next several years.

Management Information Systems

The foundation of Coach's information systems is its Enterprise Resource Planning (“ERP”) system. This fully integrated system supports all aspects of finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for all of Coach's transactional information, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand. This system was upgraded in fiscal 2008 and continues to be fully scalable to accommodate growth.

Complementing its ERP system are several other system solutions, each of which Coach believes is well suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports sales and inventory planning and reporting functions. Product fulfillment is facilitated by Coach's highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach's internet and catalog businesses are supported by Coach’s order management system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central ERP system.

Trademarks and Patents

Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Major trademarks include Coach, Coach and lozenge design, Coach and tag design, Signature C design and The Heritage Logo (Coach Leatherware Est. 1941). Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach's products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

Coach expects that its material trademarks will remain in existence for as long as Coach continues to use and renew them. Coach has no material patents.

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

Employees

As of June 28, 2008, Coach employed approximately 12,000 people, including both full and part time employees. Of these employees, approximately 3,700 and 6,400 were full time and part time employees, respectively, in the retail field in North America and Japan. Approximately 50 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

Financial Information About Geographic Areas

Geographic information is presented in Note 12 to the Consolidated Financial Statements.

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

We operate on a global basis, with approximately 25% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates,
•	political or economic instability or changing macroeconomic conditions in our major markets, and
•	changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

To minimize the impact on earnings of foreign currency rate movements, we monitor our foreign currency exposure in Japan through foreign currency hedging of Coach Japan’s U.S. dollar denominated inventory purchases. We cannot ensure, however, that these hedges will succeed in offsetting any negative impact of foreign currency rate movements.

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

Coach’s charter and bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire Coach without the consent of Coach’s Board of Directors. Coach’s charter permits its Board of Directors, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that Coach has the authority to issue. In addition, Coach’s Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although Coach’s Board of Directors has no intention to do so at the present time, it could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for Coach’s common stock or otherwise be in the best interest of Coach’s stockholders.

On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2008, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, use and size of Coach's distribution, corporate and product development facilities as of June 28, 2008, substantially all of which are leased. The leases expire at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	850,000
New York, New York	Corporate, sourcing and product development	385,000
Carlstadt, New Jersey	Corporate and product development	65,000
Tokyo, Japan	Coach Japan regional management	20,000
Shenzhen, China	Sourcing, quality control and product development	18,000
Florence, Italy	Sourcing and product development	16,000
Hong Kong	Sourcing, quality control and Coach Hong Kong regional management	9,000
Dongguan, China	Sourcing, quality control and product development	8,000
Seoul, South Korea	Sourcing	3,000
Shanghai, China	Coach China regional management	500

As of June 28, 2008, Coach also occupied 297 retail and 102 factory leased stores located in North America and 149 Coach-operated department store shop-in-shops, retail stores and factory stores in Japan. These leases expire at various times through 2023. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

In July 2008, Coach announced it had entered into an agreement with Bauman 34th Street, LLC and Goldberg 34th Street, LLC (the “Sellers”) to purchase the Company’s principal corporate headquarters building in New York City from the Sellers. Pursuant to this agreement, Coach will pay $128 million for the land and building located at 516 West 34th Street, New York, New York.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Directors

The following table sets forth information regarding each of Coach's executive officers and directors:

Name	Age	Position(s)(1)
Lew Frankfort	62	Chairman, Chief Executive Officer and Director
Jerry Stritzke	48	President, Chief Operating Officer
Reed Krakoff	44	President, Executive Creative Director
Michael Tucci	47	President, North American Retail
Mike Devine	50	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Sarah Dunn	48	Senior Vice President, Human Resources
Todd Kahn	44	Senior Vice President, General Counsel and Secretary
Susan Kropf(2)(3)(4)	59	Director
Gary Loveman(2)(3)(4)	48	Director
Ivan Menezes(2)(3)(4)	49	Director
Irene Miller(2)(3)(4)	56	Director
Keith Monda	62	Director
Michael Murphy(2)(3)(4)	71	Director
Jide Zeitlin(2)(3)(4)	44	Director

(1)	Coach's executive officers serve indefinite terms and may be appointed and removed by Coach's board of directors at any time. Coach's directors are elected at the annual stockholders meeting and serve terms of one year.
(2)	Member of the Audit Committee.
(3)	Member of the Human Resources Committee.
(4)	Member of the Governance and Nominations Committee.

Lew Frankfort has been involved with the Coach business for almost 30 years. He has served as Chairman and Chief Executive Officer of Coach since November 1995. He has served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. Mr. Frankfort served as Senior Vice President of Sara Lee Corporation from January 1994 to October 2000. Mr. Frankfort was appointed President and Chief Executive Officer of the Sara Lee Champion, Intimates & Accessories group in January 1994, and held this position through November 1995. From September 1991 through January 1994, Mr. Frankfort held the positions of Executive Vice President, Sara Lee Personal Products and Chief Executive Officer of Sara Lee Accessories. Mr. Frankfort was appointed President of Coach in July 1985, after Sara Lee acquired Coach, and held this position through September 1991. Mr. Frankfort joined Coach in 1979 as Vice President of New Business Development. Prior to joining Coach, Mr. Frankfort held various New York City government management positions and served as Commissioner, New York City Agency for Child Development. He also serves on the Board of Directors of Teach for America, a public-private partnership aimed at eliminating educational inequity in America, and Advanced Assessment Systems LLC (LinkIt!), a provider of online testing, data management, and intervention solutions serving the K – 12 educational market, and he is a member of the Board of Overseers at Columbia Business School. Mr. Frankfort holds a Bachelor of Arts degree from Hunter College and an M.B.A. degree in Marketing from Columbia University.

Jerry Stritzke joined Coach as an Executive Officer in March 2008 and was named President and Chief Operating Officer in July 2008. From 1999 through August 2007, Mr. Stritzke held several senior executive positions within the Limited Brands, Inc. organization. During that time, he held the positions of Chief Operating Officer and Co-Leader of Victoria’s Secret which included Victoria Secret Stores, Victoria’s Secret Direct, Victoria’s Secret Beauty and Pink. He also served as Chief Executive Officer of MAST Industries. He joined Limited Brands in 1999 as Senior Vice President, Operations. From 1993 until 1999, Mr. Stritzke was a consultant with the retail consulting firm of Webb and Shirley. In 1992, he practiced law at Stritzke Law Office, and until then, he was a partner at Best, Sharp, Sheridan & Stritzke after joining them as an associate in 1985. Mr. Stritzke received a Bachelor of Science degree from Oklahoma State University and a Juris Doctor from the University of Oklahoma.

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

Michael Tucci joined Coach as President, North American Retail, in January 2003. Mr. Tucci joined Coach from Gap, Inc., where he held the position of Executive Vice President, Gap, Inc. Direct from May 2002 until January 2003. He held the position of Executive Vice President of Gap Body from May 2000 until May 2002. From April 1999 to May 2000, Mr. Tucci served as Executive Vice President, Customer Store Experience, Gap Brand. Between May 1996 and April 1999, Mr. Tucci served as Executive Vice President for GAP Kids and Baby Gap. He had joined Gap in December 1994 as Vice President of Merchandising for Old Navy. Prior to joining Gap, he served as President of Aeropostale, a specialty store division of Macy's, which culminated his twelve-year career with the company that included senior buying and merchandising roles. He joined Macy's Executive Training Program from Trinity College, where he earned a Bachelor of Arts degree in English.

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

Sarah Dunn joined Coach as Senior Vice President, Human Resources in July 2008. Prior to joining Coach, Ms. Dunn held several executive positions at Thomson Financial. When joining in 2003, Ms. Dunn was Chief Content Officer, until she was appointed Executive Vice President, Human Resources and Organizational Development, in April 2005. In her Human Resources capacity, Ms. Dunn was responsible for attracting, retaining and developing talent worldwide and managing the organizational needs of Thomson Financial’s leadership and over 9,000 employees. She was a member of the TF Executive Committee and also served on the Human Resources Council of the Thomson Corporation. Ms. Dunn is also a Consulting Advisory Board member of Youth, I.N.C. Ms. Dunn holds a Bachelor of Science degree in Human Sciences from University College, London, U.K., and a Masters degree in Information Science from City University, London.

Todd Kahn joined Coach as Senior Vice President, General Counsel and Secretary in January 2008. Prior to joining Coach, from July to September 2007, Mr. Kahn served as President and Chief Operating Officer of Calypso Christian Celle. From January 2004 until July 2007, Mr. Kahn served as Executive Vice President and Chief Operating Officer of Sean John, a private lifestyle apparel company. From August 2001 until December 2003, he was President and Chief Operating Officer of Accessory Network, a private accessory company. Before joining Accessory Network, Mr. Kahn served as President and Chief Operating Officer of InternetCash Corporation, an Internet payment technology company. He served as Executive Vice President and Chief Operating Officer of Salant Corporation, a public apparel company, after joining the company as Vice President and General Counsel in 1993. From 1988 until 1993, Mr. Kahn was a corporate attorney at Fried, Frank, Harris, Shriver and Jacobson in New York. Mr. Kahn received a Bachelor of Science degree, magna cum laude, from Touro College and a Juris Doctor, cum laude, from Boston University Law School.

Susan Kropf was elected to Coach's Board of Directors in June 2006. From 2001 to January 2007, Ms. Kropf served as President and Chief Operating Officer of Avon Products, where she had day-to-day oversight of Avon’s worldwide operations. Before that, she was Executive Vice President and Chief Operating Officer, Avon North America and Global Business Operations, with responsibility for the company's North American operating business unit as well as global marketing, R&D, supply chain operations and information technology. Ms. Kropf also serves on the Boards of MeadWestvaco Corp., Sherwin Williams Co., Kroger Co. and the Wallace Foundation. Ms. Kropf holds a Bachelor of Arts degree from St. John’s University and an M.B.A. degree in Finance from New York University.

Gary Loveman was elected to Coach’s Board of Directors in January 2002. Mr. Loveman has served as Chairman of Harrah’s Entertainment, Inc. since January 2005 and as its Chief Executive Officer and President since January 2003; he had served as President of Harrah’s since April 2001 and as Chief Operating Officer of Harrah’s since May 1998. He was a member of the three-executive Office of the President of Harrah’s from May 1999 to April 2001 and was Executive Vice President from May 1998 to May 1999. From 1989 to 1998, Mr. Loveman was Associate Professor of Business Administration, Harvard University Graduate School of Business Administration, where his responsibilities included teaching M.B.A. and executive education students, research and publishing in the field of service management, and consulting and advising large service companies. Mr. Loveman also serves as a Director of Harrah’s and Fedex Corporation, on the Board of Trustees at Joslin Diabetes Center in Boston and on the Trust Board at Children's Hospital Boston. He holds a Bachelor of Arts degree in Economics from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology.

Ivan Menezes was elected to Coach’s Board of Directors in February 2005. Mr. Menezes has served as President and Chief Executive Officer of Diageo North America, the world’s leading premium drinks company, since January 2004, after having served as its President and Chief Operating Officer from July 2002, and as President of Diageo, Venture Markets since July 2000. Since joining Diageo in 1997 he has held various progressively senior management positions. Before joining Diageo, he held senior marketing positions with Whirlpool Europe in Milan and was a principal with Booz Allen Hamilton, Inc., both in Chicago and in London. Mr. Menezes holds a Bachelor of Arts degree in economics from St. Stephen's College, Delhi, a post graduate diploma from the Indian Institute of Management, Ahmedabad and an M.B.A. degree from Northwestern University's Kellogg School of Management.

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

Keith Monda was appointed Executive Vice President and Chief Operating Officer of Coach from June 1998 and as President of Coach from February 2002 until his retirement in July 2008. He has served as a member of Coach’s Board of Directors since June 1, 2000, the date of incorporation. Prior to joining Coach, Mr. Monda served as Senior Vice President, Finance & Administration and Chief Financial Officer of Timberland Company from December 1993 until May 1996, and was promoted to, and held the position of, Senior Vice President, Operations from May 1996 until January 1998. From May 1990 to December 1993, Mr. Monda served as Executive Vice President, Finance and Administration of J. Crew, Inc. Mr. Monda holds Bachelor of Science and Master of Arts degrees from Ohio State University.

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

Jide Zeitlin was elected to Coach's Board of Directors in June 2006. Since December 2005, Mr. Zeitlin has served as founder of Independent Mobile Infrastructure (Pvt.) Limited, a privately held company that is focused on Indian telecommunications infrastructure. From 1996 until December 2005, Mr. Zeitlin was a partner at The Goldman Sachs Group, Inc.; he most recently held the post of Global Chief Operating Officer of the company's investment banking businesses, after joining the firm in 1983. Mr. Zeitlin is Chairman of the Board of Trustees of Amherst College, serves as a Director of Affiliated Managers Group, Inc. and is a member of several not-for-profit boards, including: Common Ground Community, Milton Academy, Montefiore Medical Center, Playwrights Horizons and Teach for America, as well as the Harvard Business School Dean’s Advisory Committee. Mr. Zeitlin holds an A.B. degree in Economics and English from Amherst College and an M.B.A. degree from Harvard University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information regarding the market for Coach’s common stock, the quarterly market price information and the number of common shareholders of record appearing under the caption “Market and Dividend Information” included herein.

Performance Graph

The following graph compares the cumulative total stockholder return (assuming investment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “peer group” companies listed below over the five-fiscal-year period from June 27, 2003 through June 27, 2008, the last trading day of Coach’s most recent fiscal year. Coach’s “peer group,” as determined by management, consists of:

•	Ann Taylor Stores Corporation,
•	Kenneth Cole Productions, Inc.,
•	Polo Ralph Lauren Corporation,
•	Tiffany & Co.,
•	Talbots, Inc., and
•	Williams-Sonoma, Inc.

The graph assumes that $100 was invested on June 27, 2003 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a “Peer Composite” index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is included in response to the SEC’s requirements and is not intended to forecast or be indicative of future performance.

Stock Repurchase Program

The Company’s share repurchases during the fourth quarter of fiscal 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands, except per share data)
Period 10 (3/30/08 – 5/3/08)	—	$—	—	$333,409
Period 11 (5/4/08 – 5/31/08)	—	—	—	333,409
Period 12 (6/1/08 – 6/28/08)	4,832	35.18	4,832	163,410
Total	4,832	$35.18	4,832

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
September 17, 2001	$80 million	September 2004
January 30, 2003	$100 million	January 2006
August 12, 2004	$200 million	August 2006
May 11, 2005	$250 million	May 2007
May 9, 2006	$500 million	June 2007
October 20, 2006	$500 million	June 2008
November 9, 2007	$1 billion	June 2009

Item 6. Selected Financial Data (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 28, 2008 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	June 28, 2008(3)	June 30, 2007(2)	July 1, 2006	July 2, 2005	July 3, 2004
Consolidated Statements of Income:
Net sales	$3,180,757	$2,612,456	$2,035,085	$1,651,704	$1,272,300
Gross profit	2,407,103	2,022,986	1,581,567	1,267,551	955,019
Selling, general and administrative expenses	1,259,974	1,029,589	866,860	731,891	578,820
Operating income	1,147,129	993,397	714,707	535,660	376,199
Interest income, net	47,820	41,273	32,623	15,760	3,192
Income from continuing operations	783,039	636,529	463,840	336,647	220,239
Income from continuing operations:
Per basic share	$2.20	$1.72	$1.22	$0.89	$0.59
Per diluted share	2.17	1.69	1.19	0.86	0.57
Weighted-average basic shares outstanding	355,731	369,661	379,635	378,670	372,120
Weighted-average diluted shares outstanding	360,332	377,356	388,495	390,191	385,558
Consolidated Percentage of Net Sales Data:
Gross margin	75.7%	77.4%	77.7%	76.7%	75.1%
Selling, general and administrative expenses	39.6%	39.4%	42.6%	44.3%	45.5%
Operating margin	36.1%	38.0%	35.1%	32.4%	29.6%
Income from continuing operations	24.6%	24.4%	22.8%	20.4%	17.3%
Consolidated Balance Sheet Data:
Working capital	$934,768	$1,332,200	$632,658	$443,699	$533,280
Total assets	2,273,844	2,449,512	1,626,520	1,370,157	1,060,279
Cash, cash equivalents and investments	706,905	1,185,816	537,565	505,116	564,443
Inventory	345,493	291,192	233,494	184,419	161,913
Revolving credit facility	—	—	—	12,292	1,699
Long-term debt	2,580	2,865	3,100	3,270	3,420
Stockholders' equity	1,515,820	1,910,354	1,188,734	1,055,920	796,036
Coach Operated Store Data:
North American retail stores	297	259	218	193	174
North American factory stores	102	93	86	82	76
Coach Japan locations	149	137	118	103	100
Total stores open at fiscal year-end	548	489	422	378	350
North American retail stores	795,226	672,737	562,553	490,925	431,617
North American factory stores	413,389	321,372	281,787	252,279	231,355
Coach Japan locations	259,993	229,862	194,375	161,632	119,291
Total store square footage at fiscal year-end	1,468,608	1,223,971	1,038,715	904,836	782,263
Average store square footage at fiscal year-end:
North American retail stores	2,678	2,597	2,581	2,544	2,481
North American factory stores	4,053	3,456	3,277	3,077	3,044
Coach Japan locations	1,745	1,678	1,647	1,569	1,193

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2008, 2007, 2006, and 2005 were 52-week years, while fiscal year 2004 was a 53-week year.
(2)	During fiscal 2007, the Company exited its corporate accounts business. See Note 15 to the Consolidated Financial Statements for further information.
(3)	During fiscal 2008, the Company recorded certain one-time items. The following table reconciles the as reported results to such results excluding these one-time items. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about these items.

	Fiscal 2008
				Income from Continuing Operations
	SG&A	Operating Income	Interest Income, Net	Amount	Per Diluted Share
As Reported:	$1,259,974	$1,147,129	$47,820	$783,039	$2.17
Excluding one-time items	(32,100)	32,100	(10,650)	(41,037)	(0.11)
Adjusted:	$1,227,874	$1,179,229	$37,170	$742,002	$2.06

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.

Executive Overview

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, watches, travel bags and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America and Japan, the Internet and Coach catalog. The Indirect segment includes sales to wholesale customers in the U.S. and international locations as well as licensing revenue. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America, Japan, and Greater China, and improved productivity. To that end we are focused on four key initiatives:

•	Build market share in the growing North American women’s accessories market. As part of our culture of innovation and continuous improvement, we are implementing a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to continue to leverage our leadership position in the market.
•	Grow our North American retail store base by adding stores within existing markets and opening in new markets. We plan to add about 40 retail stores in North America in each of the next several years and believe that North America can support about 500 retail stores in total, including up to 20 in Canada. In addition, we will continue to expand select, highly productive retail and factory locations.
•	Expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations and expanding existing ones. We plan to add about 10 net new locations in fiscal 2009 and believe that Japan can support about 180 locations in total. We will also continue to expand key locations.
•	Raise brand awareness in emerging markets to build the foundation for substantial sales in the future. Specifically, Greater China, Korea and other emerging geographies are increasing in importance as the handbag and accessories category grows in these areas. In fiscal 2009, through distributors, we intend to open at least 20 net new wholesale locations in emerging markets and five locations in Greater China.

The growth strategies outlined above will allow us to continue to deliver long-term superior returns on our investments and drive increased cash flows from operating activities.

Fiscal 2008 Highlights

During fiscal 2008, an increase in net sales continued to drive net income and earnings per share growth. The highlights of fiscal 2008 were:

•	Earnings per diluted share from continuing operations increased 28.8% to $2.17 per diluted share. Excluding one-time items of $0.11 per diluted share, earnings per diluted share increased 21.9% to $2.06 per diluted share.
•	Net income from continuing operations increased 23.0% to $783.0 million. Excluding one-time items of $41.0 million recorded in the fourth quarter, net income increased 16.6% to $742.0 million.
•	Net sales increased 21.8% to $3.18 billion.
•	Direct-to-consumer sales rose 21.0% to $2.54 billion.
•	Comparable sales in Coach’s North American stores rose 9.8%.

•	Coach Japan sales, when translated into U.S. dollars, rose 23.4% driven primarily by expanded distribution. These increases in sales reflect a 9.0% increase due to currency translation.
•	In North America, Coach opened 38 net new retail stores and nine new factory stores, bringing the total number of retail and factory stores to 297 and 102, respectively, at the end of fiscal 2008. We also expanded 18 retail stores and 19 factory stores in North America.
•	Coach Japan opened 12 net new locations, bringing the total number of locations at the end of fiscal 2008 to 149. In addition, we expanded 11 locations.

During the fourth quarter of fiscal 2008, the Company recorded certain one-time items that resulted in a net gain of $41.0 million. These one-time items consisted of an initial $20.0 million contribution to the Coach Foundation, a $12.1 million increase in variable compensation expenses, a $10.7 million increase in interest income, net and a $50.0 decrease to the provision for income taxes.

The increase in interest income, net and decrease in the provision for income taxes were primarily a result of a favorable settlement of a tax return examination. As a result of the higher interest income, net and lower income tax provision, the Company incurred an additional $12.1 million of incentive compensation, as a portion of the Company’s incentive compensation plan is based on net income and earnings per share. Finally, the Company took advantage of the one-time net income favorability to create the Coach Foundation. The Company recorded an initial contribution to the Coach Foundation in the amount of $20.0 million.

Fiscal 2008 Compared to Fiscal 2007

The following table summarizes results of operations for fiscal 2008 compared to fiscal 2007:

	Fiscal Year Ended
	June 28, 2008		June 30, 2007		Variance
	(dollars in millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,180.8	100.0%	$2,612.5	100.0%	$568.3	21.8%
Gross profit	2,407.1	75.7	2,023.0	77.4	384.1	19.0
Selling, general and administrative expenses	1,260.0	39.6	1,029.6	39.4	230.4	22.4
Operating income	1,147.1	36.1	993.4	38.0	153.7	15.5
Interest income, net	47.8	1.5	41.3	1.6	6.5	15.9
Provision for income taxes	411.9	13.0	398.1	15.2	13.8	3.5
Income from continuing operations	783.0	24.6	636.5	24.4	146.5	23.0
Income from discontinued operations, net of taxes	0.0	0.0	27.1	1.0	(27.1)	(100.0)
Net income	783.1	24.6	663.7	25.4	119.4	18.0
Net income per share:
Basic:
Continuing operations	$2.20		$1.72		$0.48	27.8%
Discontinued operations	0.00		0.07		(0.07)	(100.0)
Net income	2.20		1.80		0.41	22.6
Diluted:
Continuing operations	$2.17		$1.69		$0.49	28.8%
Discontinued operations	0.00		0.07		(0.07)	(100.0)
Net income	2.17		1.76		0.41	23.6

Net Sales

The following table presents net sales by operating segment for fiscal 2008 compared to fiscal 2007:

	Fiscal Year Ended
	Net Sales		Rate of Increase	Percentage of Total Net Sales
	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
	(dollars in millions)		(FY08 vs. FY07)
Direct-to-Consumer	$2,544.1	$2,101.8	21.0%	80.0%	80.5%
Indirect	636.7	510.7	24.7	20.0	19.5
Total net sales	$3,180.8	$2,612.5	21.8%	100.0%	100.0%

Direct-to-Consumer — Net sales increased by 21.0%, driven by increased sales from new stores, comparable stores and expanded stores. Comparable store sales measure sales performance at stores that have been open for at least 12 months. Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by 15.0% or more are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base.

In North America, net sales increased 22.0% driven by sales from new stores, a 9.8% increase in comparable store sales and an increase in sales from expanded stores. During fiscal 2008, Coach opened 38 net new retail stores and nine new factory stores, and expanded 18 retail stores and 19 factory stores in North America. In Japan, net sales increased 23.4% driven primarily by sales from new and expanded stores. Coach Japan’s reported net sales were positively impacted by approximately $44 million as a result of foreign currency exchange. During fiscal 2008, Coach opened 12 net new locations and expanded 11 locations in Japan. These sales increases were slightly offset by store closures and a decline in the Internet and direct marketing channels.

Indirect — Net sales increased by 24.7% to $636.7 million in fiscal 2008 from $510.7 million in fiscal 2007, driven primarily by a 16.4% increase in sales in the U.S. wholesale division and a 40.3% increase in sales in the international wholesale division. Licensing revenue of approximately $27 million and $15 million in fiscal 2008 and fiscal 2007, respectively, is included in Indirect sales.

Operating Income

Operating income increased 15.5% to $1.15 billion in fiscal 2008 as compared to $993.4 million in fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Excluding one-time items of $32.1 million, operating income increased 18.7% to $1.18 billion. Operating margin was 36.1% in fiscal 2008 compared to 38.0% in fiscal 2007 as gains from increased net sales were offset by a decrease in gross margin and increase in operating expenses. Excluding one-time items, operating margin was 37.1%.

Gross profit increased 19.0% to $2.41 billion in fiscal 2008 compared to $2.02 billion in fiscal 2007. Gross margin was 75.7% in fiscal 2008 compared to 77.4% in fiscal 2007. The change in gross margin was driven by promotional activities in Coach-operated North American stores, the fluctuation in foreign currency translation rates and channel mix. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit to fluctuate from year to year.

Selling, general and administrative (“SG&A”) expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan operating expenses. These expenses are affected by the number of Coach-operated stores in North America and Japan open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, as well as consulting and software expenses. SG&A expenses increase as the number of Coach-operated stores increase, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

During fiscal 2008, SG&A expenses increased 22.4% to $1.26 billion, compared to $1.03 billion in fiscal 2007, driven primarily by increased selling expenses. As a percentage of net sales, SG&A expenses were 39.6% and 39.4% during fiscal 2008 and fiscal 2007, respectively. Excluding one-time costs of $32.1 million, SG&A expenses were $1.23 billion, representing 38.6% of net sales, an improvement of 80 basis points over fiscal 2007, as we continue to leverage our expense base on higher sales.

The following table presents the components of SG&A expenses and the percentage of sales that each component represented for fiscal 2008 compared to fiscal 2007:

	Fiscal Year Ended
	SG&A Expenses		Rate of Increase	Percentage of Total Net Sales
	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
	(dollars in millions)		(FY08 vs. FY07)
Selling	$865.2	$718.0	20.5%	27.2%	27.5%
Advertising, Marketing and Design	147.7	119.8	23.3	4.6	4.6
Distribution and Consumer Service	47.6	53.2	(10.5)	1.5	2.0
Administrative	199.5	138.6	43.9	6.3	5.3
Total SG&A Expenses	$1,260.0	$1,029.6	22.4%	39.6%	39.4%

The following table presents administrative expenses and total SG&A expenses and the percentage of sales that each represented for fiscal 2008, excluding one-time items of $32.1 million recorded in fiscal 2008:

	Fiscal Year Ended June 28, 2008
	Administrative Expenses		Total SG&A Expenses
	$	% of Total Net Sales	$	% of Total Net Sales
	(dollars in millions)
As Reported:	$199.5	6.3%	$1,260.0	39.6%
Less: One-time items	(32.1)	(1.0)	(32.1)	(1.0)
Adjusted:	$167.4	5.3%	$1,227.9	38.6%

The increase in selling expenses was primarily due to an increase in operating expenses of North America stores and Coach Japan. The increase in North America store expenses is attributable to increased variable expenses related to higher sales, new stores opened during the fiscal year and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. The impact of foreign currency exchange rates increased reported expenses by approximately $19.2 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

The increase in advertising, marketing and design costs was primarily due to increased expenses related to direct-mail marketing programs and increased staffing costs.

Distribution and consumer service expenses decreased primarily due to efficiency gains, partially offset by higher sales volume. Efficiency gains also led to an improvement in distribution and consumer service expenses as a percentage of net sales.

Administrative expenses increased primarily as a result of $32.1 million of one-time charges recorded in the fourth quarter of fiscal 2008. One-time charges consisted of a contribution to the newly created Coach Foundation of $20.0 million and $12.1 million of increased variable compensation expenses, attributable to the increase in net income as a result of a one-time tax benefit discussed below. Excluding these one-time charges, the increase in administrative expenses was driven by an increase in employee staffing costs, including share-based compensation expense and an increase in consulting and depreciation expenses as a result of investments in technology systems.

Interest Income, Net

Interest income, net was $47.8 million in fiscal 2008 as compared to $41.3 million in fiscal 2007. This increase was primarily due to a reduction of $10.7 million of interest expense, related to a one-time tax benefit discussed below. Excluding this benefit, interest income, net decreased primarily as a result of lower returns on our investments as a result of lower interest rates.

Provision for Income Taxes

The effective tax rate was 34.5% in fiscal 2008 compared to 38.5% in fiscal 2007. During the fourth quarter of fiscal 2008, the Company recorded a one-time benefit of $50.0 million, primarily related to a favorable settlement of a tax return examination. Excluding this benefit, the effective tax rate in fiscal 2008 was essentially flat as compared to the fiscal 2007 effective rate.

Income from Continuing Operations

Income from continuing operations increased 23.0% to $783.0 million in fiscal 2008 compared to $636.5 million in fiscal 2007. Excluding one-time items of $41.0 million discussed above, income from continuing operations was $742.0 million, a 16.6% increase over prior year. The increase is primarily attributable to increased net sales as discussed above.

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

In fiscal 2007, net sales and net income from discontinued operations were $66.5 million and $27.1 million, respectively. In fiscal 2008, net sales and net income from discontinued operations were not significant.

Non-GAAP Measures

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported selling, general, and administrative expenses, operating income, interest income, net, provision for income taxes, income from continuing operations, net income and earnings per diluted share from continuing operations reflect certain one-time items recorded in the fourth quarter of fiscal 2008. These metrics are also reported on a non-GAAP basis to exclude the impact of these one-time items. The Company believes these non-GAAP financial measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s prior guidance. The non-GAAP financial measures should be considered in addition to, and not in lieu of, U.S. GAAP financial measures.

Fiscal 2007 Compared to Fiscal 2006

The following table summarizes results of operations for fiscal 2007 compared to fiscal 2006:

	Fiscal Year Ended
	June 30, 2007		July 1, 2006		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,612.5	100.0%	$2,035.1	100.0%	$577.4	28.4%
Gross profit	2,023.0	77.4	1,581.6	77.7	441.4	27.9
Selling, general and administrative expenses	1,029.6	39.4	866.9	42.6	162.7	18.8
Operating income	993.4	38.0	714.7	35.1	278.7	39.0
Interest income, net	41.3	1.6	32.6	1.6	8.7	26.5
Provision for income taxes	398.1	15.2	283.5	13.9	114.7	40.4
Income from continuing operations	636.5	24.4	463.8	22.8	172.7	37.2
Income from discontinued operations, net of taxes	27.1	1.0	30.4	1.5	(3.3)	(10.8)
Net income	663.7	25.4	494.3	24.3	169.4	34.3
Net income per share:
Basic:
Continuing operations	$1.72		$1.22		$0.50	40.9%
Discontinued operations	0.07		0.08		(0.01)	(8.4)
Net income	1.80		1.30		0.49	37.9
Diluted:
Continuing operations	$1.69		$1.19		$0.49	41.3%
Discontinued operations	0.07		0.08		(0.01)	(8.2)
Net income	1.76		1.27		0.49	38.2

Net Sales

The following table presents net sales by operating segment for fiscal 2007 compared to fiscal 2006:

	Fiscal Year Ended
	Net Sales		Rate of Increase	Percentage of Total Net Sales
	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
	(dollars in millions)		(FY07 vs. FY06)
Direct-to-Consumer	$2,101.8	$1,610.7	30.5%	80.5%	79.1%
Indirect	510.7	424.4	20.3	19.5	20.9
Total net sales	$2,612.5	$2,035.1	28.4%	100.0%	100.0%

Direct-to-Consumer — Net sales increased 30.5%, driven by increased sales from comparable stores, new stores and expanded stores.

In North America, net sales increased 34.8% driven by a 22.3% increase in comparable store sales and an increase in sales from new and expanded stores. During fiscal 2007, Coach opened 41 new retail stores and seven net new factory stores, and expanded six retail stores and seven factory stores in North America. In Japan, net sales increased 15.9% driven primarily by sales from new and expanded stores. Coach Japan’s reported net sales were negatively impacted by approximately $12 million as a result of foreign currency exchange. During fiscal 2007, Coach opened 19 net new locations and expanded nine locations in Japan. Sales growth in the Internet business accounted for the remaining sales increase. These sales increases were slightly offset by store closures and a decline in the direct marketing channel.

Indirect — Net sales increased by 20.3%, driven primarily by a 30.9% increase in the U.S. wholesale division. This sales increase was partially offset by a 4.6% decrease in net sales in the international wholesale division, as shipments to our customers were curbed in consideration of slowing Japanese travel trends in our markets and to ensure healthy inventory levels. Licensing revenue of approximately $15 million and $9 million in fiscal 2007 and fiscal 2006, respectively, is included in Indirect sales.

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

Gross profit increased 27.9% to $2.02 billion in fiscal 2007 compared to $1.58 billion in fiscal 2006. Gross margin remained strong at 77.4% in fiscal 2007 compared to 77.7% in fiscal 2006. Gross margin was negatively impacted by channel mix, as Coach Japan grew more slowly than the business as a whole while our factory store channel grew faster, as well as the fluctuation in currency translation rates. However, these negative impacts were partially offset by gains from product mix shifts, reflecting increased penetration of higher margin collections and supply chain initiatives.

During fiscal 2007, SG&A expenses increased 18.8% to $1.03 billion, compared to $866.9 million in fiscal 2006, driven primarily by increased selling expenses. However, as a percentage of net sales, SG&A expenses decreased to 39.4% during fiscal 2007, compared to 42.6% during fiscal 2006, as we continue to leverage our expense base on higher sales.

The following table presents the components of SG&A expenses and the percentage of sales that each component represented for fiscal 2007 compared to fiscal 2006:

	Fiscal Year Ended
	SG&A Expenses		Rate of Increase	Percentage of Total Net Sales
	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
	(dollars in millions)		(FY07 vs. FY06)
Selling	$718.0	$576.6	24.5%	27.5%	28.4%
Advertising, Marketing and Design	119.8	100.6	19.1	4.6	4.9
Distribution and Consumer Service	53.2	42.2	26.1	2.0	2.1
Administrative	138.6	147.5	(6.0)	5.3	7.2
Total SG&A Expenses	$1,029.6	$866.9	18.8%	39.4%	42.6%

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

Financial Condition

Cash Flow

Net cash provided by operating activities was $923.4 million in fiscal 2008 compared to $781.2 million in fiscal 2007. The $142.2 million increase was primarily due to increased earnings of $119.4 million. The changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net cash provided by investing activities was $445.4 million in fiscal 2008 compared to $375.8 million net cash used in investing activities in fiscal 2007. The $821.2 million change in net cash used is primarily attributable to a net cash inflow of $620.2 million from the net proceeds from sales of investments in fiscal 2008 compared to a $235.2 million net use of cash to purchase investments in the prior year. Capital expenditures increased $34.1 million, primarily as a result of increased spending for new and renovated retail stores in North America. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $1.23 billion in fiscal 2008 compared to $10.4 million net cash provided by financing activities in fiscal 2007. The change of $1.24 billion primarily resulted from a $1.19 billion increase in funds expended to repurchase common stock in fiscal 2008 compared to fiscal 2007 and the non-recurrence of a $16.7 million use of cash in fiscal 2007, related to an adjustment to reverse a portion of the excess tax benefit previously recognized from share-based compensation in the fourth quarter of fiscal 2006. In addition, proceeds from share-based awards decreased $28.8 million and the excess tax benefit from share-based compensation decreased $41.8 million.

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100 million revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200 million. The facility can also be extended for two additional one-year periods, at Coach’s request. Under the Bank of America facility, Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. At June 28, 2008, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2008 and fiscal 2007 there were no borrowings under the Bank of America facility. Accordingly, as of June 28, 2008 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen, or approximately $70 million, at June 28, 2008. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

During fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $26.8 million and $25.5 million, respectively. As of June 28, 2008 and June 30, 2007, there were no outstanding borrowings under the Japanese credit facilities.

Common Stock Repurchase Program

On November 9, 2007, the Company completed its $500 million common stock repurchase program, which was put into place in October 2006. Concurrently, the Coach Board of Directors approved a new common stock repurchase program to acquire up to $1.0 billion of Coach’s outstanding common stock through June 2009. Purchases of Coach stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2008 and fiscal 2007, the Company repurchased and retired 39.7 million and 5.0 million shares of common stock, respectively, at an average cost of $33.68 and $29.99 per share, respectively. As of June 28, 2008, $163.4 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

In fiscal 2008, total capital expenditures were $174.7 million. In North America, Coach opened 38 net new retail and nine new factory stores and expanded 18 retail stores and 19 factory stores. These new and expanded stores accounted for approximately $104.3 million of the total capital expenditures. In addition, spending on department store renovations and distributor locations accounted for approximately $21.8 million of the total capital expenditures. In Japan, we invested approximately $9.3 million, primarily for the opening of 12 net new locations and 11 store expansions. The remaining capital expenditures related to corporate systems and infrastructure, including $8.5 million related to the expansion of our Jacksonville distribution center. These investments were financed from on hand cash, operating cash flows and by using funds from our Japanese revolving credit facilities.

For the fiscal year ending June 27, 2009, the Company expects total capital expenditures to be approximately $200 million. Capital expenditures will be primarily for new stores and expansions in North America, Japan and Greater China. We will also continue to invest in department store and distributor locations and corporate infrastructure. This projection excludes the purchase of the Company’s corporate headquarters in New York City. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2008, Coach purchased approximately $828 million of inventory, which was funded by on hand cash, operating cash flow and by borrowings under the Japanese revolving credit facilities.

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

Commitments

At June 28, 2008, the Company had letters of credit available of $225.0 million, of which $111.5 million were outstanding. These letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Contractual Obligations

As of June 28, 2008, Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(amounts in millions)
Capital expenditure commitments(1)	$3.4	$3.4	$—	$—	$—
Inventory purchase obligations(2)	125.2	125.2	—	—	—
Long-term debt, including the current portion(3)	2.9	0.3	0.7	0.9	1.0
Operating leases	901.0	112.9	218.1	198.5	371.5
Total	$1,032.5	$241.8	$218.8	$199.4	$372.5

(1)	Represents the Company’s legally binding agreements related to capital expenditures.
(2)	Represents the Company’s legally binding agreements to purchase finished goods.
(3)	Amounts presented exclude interest payment obligations.

The table above excludes the following: amounts included in current liabilities, other than the current portion of long-term debt, in the Consolidated Balance Sheet at June 28, 2008 as these items will be paid within one year; long-term liabilities not requiring cash payments, such as deferred lease incentives; and cash contributions for the Company’s pension plans. The Company intends to contribute approximately $0.9 million to its pension plans during the next year. The above table also excludes reserves recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, as we are unable to reasonably estimate the timing of future cash flows related to these reserves.

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $2.9 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

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

Income Taxes

The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which Coach operates. Deferred tax assets are reported at net realizable value, as determined by management. Significant management judgment is required in determining the effective tax rate, in evaluating our tax positions and in determining the net realizable value of deferred tax assets. In accordance with FIN 48, the Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Tax authorities periodically audit the Company’s income tax returns. Management believes that our tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. A change in our tax positions or audit settlements could have a significant impact on our results of operations. For further information about income taxes, see Note 10 to the Consolidated Financial Statements.

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method, except for inventories of Coach Japan, for which cost is determined by the last-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At June 28, 2008, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of goods sold.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and other indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2008, fiscal 2007 or fiscal 2006.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company did not record any impairment losses in fiscal 2008, fiscal 2007 or fiscal 2006. However, as the determination of future cash flows is based on expected future performance, impairment could result in the future if expectations are not met.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale, Internet and catalog channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The

Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. At June 28, 2008, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option and expected volatility. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would result in an insignificant change in fiscal 2008 share-based compensation expense.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provision and the related disclosures were effective as of the end of the fiscal year ended June 30, 2007. The measurement provision is effective for Coach’s fiscal year ending June 27, 2009. The Company does not expect the adoption of the measurement provision to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for Coach’s fiscal year that will begin on June 29, 2008. As the Company did not elect to measure any items at fair value, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes expanded disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for Coach’s financial statements issued for the interim period that will begin on December 28, 2008. The Company is currently evaluating the impact of SFAS 161 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles — FASB Statement No. 162.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s fiscal 2008 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, India, Philippines, Mauritius, Italy, Spain, Turkey, Korea, Malaysia, Vietnam, Taiwan and Thailand. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan, Coach is exposed to market risk from foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. The foreign currency contracts entered into by the Company have durations no greater than 12 months. As of June 28, 2008 and June 30, 2007, open foreign currency forward contracts designated as hedges with a notional amount of $233.9 million and $111.1 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $231.0 million U.S. dollar denominated fixed rate intercompany loan from Coach. To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate. The loan matures in 2010, at which point the swap requires an exchange of yen and U.S. dollar based principals.

The fair values of open foreign currency derivatives included in current assets at June 28, 2008 and June 30, 2007 were $7.9 million and $23.3 million, respectively. The fair value of open foreign currency derivatives included in current liabilities as June 28, 2008 and June 30, 2007 was $5.5 million and $0, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese Yen and Canadian Dollars, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as municipal government and corporate debt securities. At June 28, 2008, the Company’s investments, classified as available-for-sale, consisted of $8.0 million of auction rate securities. As auction rate securities’ adjusted book value equals its fair value, there are no unrealized gains or losses associated with these investments.

As of June 28, 2008, the Company did not have any outstanding borrowings on its revolving credit facilities. However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of June 28, 2008, Coach’s outstanding long-term debt, including the current portion, was $2.9 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

Item 8. Financial Statements and Supplementary Data

See “Index to Financial Statements,” which is located on page 37 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procdures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of June 28, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008 and concluded that it is effective.

The Company’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. The audit report appears on page 38 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of management set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Matters Relating to Coach’s Independent Auditors” in the Proxy Statement for the 2008 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 37 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.

Date: August 21, 2008	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 21, 2008.

Signature	Title
/s/ Lew Frankfort Lew Frankfort	Chairman, Chief Executive Officer and Director
/s/ Jerry Stritzke Jerry Stritzke	President, Chief Operating Officer
/s/ Michael F. Devine, III Michael F. Devine, III	Executive Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
/s/ Susan Kropf Susan Kropf	Director
/s/ Gary Loveman Gary Loveman	Director
/s/ Ivan Menezes Ivan Menezes	Director
/s/ Keith Monda Keith Monda	Director
/s/ Irene Miller Irene Miller	Director
/s/ Michael Murphy Michael Murphy	Director
/s/ Jide Zeitlin Jide Zeitlin	Director

UNITED STATES

SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS
For the Fiscal Year Ended June 28, 2008

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 28, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 28, 2008 and June 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the “Company”) as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 28, 2008 of the Company and our report dated August 21, 2008 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

/s/ Deloitte & Touche LLP

New York, New York
August 21, 2008

COACH, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 28, 2008	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$698,905	$556,956
Short-term investments	—	628,860
Trade accounts receivable, less allowances of $7,717 and $6,579, respectively	106,738	107,814
Inventories	345,493	291,192
Deferred income taxes	69,557	68,305
Prepaid expenses	65,569	16,140
Other current assets	99,447	70,929
Total current assets	1,385,709	1,740,196
Long-term investments	8,000	—
Property and equipment, net	464,226	368,461
Goodwill and other intangible assets	258,906	225,659
Deferred income taxes	81,346	86,046
Other assets	75,657	29,150
Total assets	$2,273,844	$2,449,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$134,726	$109,309
Accrued liabilities	315,930	298,452
Current portion of long-term debt	285	235
Total current liabilities	450,941	407,996
Deferred income taxes	26,417	36,448
Long-term debt	2,580	2,865
Other liabilities	278,086	91,849
Total liabilities	758,024	539,158
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding — 336,728,851 and 372,521,112 shares, respectively	3,367	3,725
Additional paid-in-capital	1,115,041	978,664
Retained earnings (fiscal 2008 includes impact of FIN 48 adoption of $48,797)	375,949	940,757
Accumulated other comprehensive income (loss)	21,463	(12,792)
Total stockholders' equity	1,515,820	1,910,354
Total liabilities and stockholders' equity	$2,273,844	$2,449,512

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net sales	$3,180,757	$2,612,456	$2,035,085
Cost of sales	773,654	589,470	453,518
Gross profit	2,407,103	2,022,986	1,581,567
Selling, general and administrative expenses	1,259,974	1,029,589	866,860
Operating income	1,147,129	993,397	714,707
Interest income, net	47,820	41,273	32,623
Income before provision for income taxes and discontinued operations	1,194,949	1,034,670	747,330
Provision for income taxes	411,910	398,141	283,490
Income from continuing operations	783,039	636,529	463,840
Income from discontinued operations, net of income taxes (Note 15)	16	27,136	30,437
Net income	$783,055	$663,665	$494,277
Net income per share
Basic
Continuing operations	$2.20	$1.72	$1.22
Discontinued operations	0.00	0.07	0.08
Net income	$2.20	$1.80	$1.30
Diluted
Continuing operations	$2.17	$1.69	$1.19
Discontinued operations	0.00	0.07	0.08
Net income	$2.17	$1.76	$1.27
Shares used in computing net income per share
Basic	355,731	369,661	379,635
Diluted	360,332	377,356	388,495

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Shares of Common Stock	Preferred Stockholders' Equity	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances at July 2, 2005	378,430	$—	$3,784	$566,262	$484,971	$903	$1,055,920
Net income		—	—	—	494,277	—	494,277
Unrealized losses on cash flow hedging derivatives, net of tax		—	—	—	—	(4,488)	(4,488)
Translation adjustments		—	—	—	—	(3,780)	(3,780)
Change in pension liability, net of tax		—	—	—	—	105	105
Comprehensive income							486,114
Shares issued for stock options and employee benefit plans	10,456	—	105	78,339	—	—	78,444
Share-based compensation		—	—	69,190	—	—	69,190
Excess tax benefit from share-based compensation		—	—	99,337	—	—	99,337
Repurchase and retirement of common stock	(19,055)	—	(191)	(37,919)	(562,161)	—	(600,271)
Balances at July 1, 2006	369,831	—	3,698	775,209	417,087	(7,260)	1,188,734
Net income		—	—	—	663,665	—	663,665
Unrealized gains on cash flow hedging derivatives, net of tax		—	—	—	—	4,708	4,708
Translation adjustments		—	—	—	—	(9,944)	(9,944)
Change in pension liability, net of tax		—	—	—	—	(58)	(58)
Comprehensive income							658,371
Shares issued for stock options and employee benefit plans	7,692	—	77	108,241	—	—	108,318
Share-based compensation		—	—	56,726	—	—	56,726
Excess tax benefit from share-based compensation		—	—	65,100	—	—	65,100
Adjustment to excess tax benefit from share-based compensation		—	—	(16,658)	—	—	(16,658)
Repurchase and retirement of common stock	(5,002)	—	(50)	(9,954)	(139,995)	—	(149,999)
Adjustment to initially apply SFAS 158, net of tax		—	—	—	—	(238)	(238)
Balances at June 30, 2007	372,521	—	3,725	978,664	940,757	(12,792)	1,910,354
Net income		—	—	—	783,055	—	783,055
Unrealized gains on cash flow hedging derivatives, net of tax		—	—	—	—	5,782	5,782
Translation adjustments		—	—	—	—	27,963	27,963
Change in pension liability, net of tax		—	—	—	—	510	510
Comprehensive income							817,310
Shares issued for stock options and employee benefit plans	3,896	—	39	83,281	—	—	83,320
Share-based compensation		—	—	66,979	—	—	66,979
Adjustment to adopt FIN 48		—	—	—	(48,797)	—	(48,797)
Excess tax benefit from share-based compensation		—	—	23,253	—	—	23,253
Repurchase and retirement of common stock	(39,688)	—	(397)	(37,136)	(1,299,066)	—	(1,336,599)
Balances at June 28, 2008	336,729	$—	$3,367	$1,115,041	$375,949	$21,463	$1,515,820

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$783,055	$663,665	$494,277
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100,704	80,832	64,994
Provision for bad debt	286	1,845	251
Share-based compensation	66,979	56,726	69,190
Excess tax benefit from share-based compensation	(23,253)	(65,100)	(99,337)
Deferred income taxes	(16,907)	7,282	(23,129)
Other noncash credits and (charges), net	6,845	(2,024)	(16,003)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	8,213	(28,066)	(20,173)
Increase in inventories	(32,080)	(63,935)	(51,693)
Increase in other assets	(94,535)	(50,359)	(15,691)
Increase in other liabilities	28,529	50,888	28,605
Increase in accounts payable	20,423	31,230	15,658
Increase in accrued liabilities	75,102	98,185	149,420
Net cash provided by operating activities	923,361	781,169	596,369
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(174,720)	(140,600)	(133,421)
Proceeds from dispositions of property and equipment	—	33	—
Purchases of investments	(162,300)	(920,999)	(1,195,934)
Proceeds from sales and maturities of investments	782,460	685,789	1,148,618
Net cash provided by (used in) investing activities	445,440	(375,777)	(180,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(1,336,599)	(149,999)	(600,271)
Repayment of long-term debt	(235)	(170)	(150)
Borrowings on revolving credit facility, net	—	—	(11,717)
Proceeds from share-based awards	83,320	112,119	86,550
Excess tax benefit from share-based compensation	23,253	65,100	99,337
Adjustment to excess tax benefit from share-based compensation	—	(16,658)	—
Net cash (used in) provided by financing activities	(1,230,261)	10,392	(426,251)
Effect of exchange rate changes on cash and cash equivalents	3,409	(2,216)	(559)
Increase (decrease) in cash and cash equivalents	141,949	413,568	(11,178)
Cash and cash equivalents at beginning of year	556,956	143,388	154,566
Cash and cash equivalents at end of year	$698,905	$556,956	$143,388
Supplemental information:
Cash paid for income taxes	$463,687	$370,189	$205,451
Cash paid for interest	$1,171	$1,099	$1,155
Noncash investing activity — property and equipment obligations	$44,260	$31,537	$22,349

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. Nature of Operations

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, watches, travel bags and fragrance. Coach’s products are sold through the Direct-to-Consumer segment, which includes Company-operated stores in North America and Japan, the Internet and the Coach catalog, and through the Indirect segment, which includes department store locations in North America, international department stores, freestanding retail locations and specialty retailers.

2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 28, 2008 (“fiscal 2008”), June 30, 2007 (“fiscal 2007”) and July 1, 2006 (“fiscal 2006”) were each 52-week periods.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.

Investments

Investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. These investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Dividend and interest income are recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially expose Coach to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in U.S. government and agency debt securities, municipal government and corporate debt securities, and money market funds placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

Inventories

Inventories consist primarily of finished goods. U.S. inventories are valued at the lower of cost (determined by the first-in, first-out method (“FIFO”)) or market. Inventories in Japan are valued at the lower of cost (determined by the last-in, first-out method (“LIFO”)) or market. At the end of fiscal 2008 and fiscal 2007, inventories recorded at LIFO were $27,003 and $23,413 higher, respectively, than if they were valued at FIFO. The fiscal 2007 impact has been revised. Inventories valued under LIFO amounted to $83,157 and $49,301 in fiscal 2008 and fiscal 2007, respectively. Inventory costs include material, conversion costs, freight and duties.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment evaluation in fiscal 2008, fiscal 2007 and fiscal 2006 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company performed an impairment evaluation in fiscal 2008, fiscal 2007 and fiscal 2006 and concluded that there was no impairment of its long-lived assets.

Stock Repurchase and Retirement

The Company accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale, Internet and catalog channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and therefore are excluded from revenue.

Preopening Costs

Costs associated with the opening of new stores are expensed in the period incurred.

Advertising

Advertising costs include expenses related to direct marketing activities, such as catalogs, as well as media and production costs. In fiscal 2008, fiscal 2007 and fiscal 2006, advertising expenses totaled $57,380, $47,287 and $35,887, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of the award is recognized as compensation expense over the vesting period.

Shipping and Handling

Shipping and handling costs incurred were $28,433, $28,142 and $19,927 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. In evaluating the unrecognized tax benefits associated with the Company’s various tax filing positions, management records these positions using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109”, which the Company adopted in the beginning of fiscal 2008. The Company classifies interest on uncertain tax positions in interest expense.

Fair Value of Financial Instruments

The Company has evaluated its Industrial Revenue Bond and believes, based on the interest rate, related term and maturity, that the fair value of such instrument approximates its carrying amount. As of June 28, 2008 and June 30, 2007, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. See Note 5, “Investments,” for the fair values of the Company’s investments as of June 28, 2008 and June 30, 2007.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

Coach Japan enters into foreign currency contracts that hedge certain U.S. dollar denominated inventory purchases and its fixed rate intercompany loan. These contracts qualify for hedge accounting and have been designated as cash flow hedges. The fair value of these contracts is recorded in other comprehensive income and recognized in earnings in the period in which the hedged item is also recognized in earnings. The fair value of the foreign currency derivative is based on its market value. Considerable judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

The functional currency of the Company's foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Consolidated Statements of Cash Flows for fiscal 2007 and fiscal 2006 were revised to report the effect of exchange rate changes on cash flows.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and vesting of stock awards.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The recognition provision and the related disclosures were effective as of the end of the fiscal year ended June 30, 2007. The measurement provision is effective for Coach’s fiscal year ending June 27, 2009. The Company does not expect the adoption of the measurement provision to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for Coach’s fiscal year that will begin on June 29, 2008. As the Company did not elect to measure any items at fair value, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes expanded disclosure

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for Coach’s financial statements issued for the interim period that will begin on December 28, 2008. The Company is currently evaluating the impact of SFAS 161 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles — FASB Statement No. 162.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the Company’s consolidated financial statements.

3. Share-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Share-based compensation expense	$66,979	$56,726	$69,190
Income tax benefit related to share-based compensation expense	24,854	22,071	27,191

In fiscal 2008, fiscal 2007 and fiscal 2006, the above amounts include $0, $486 and $1,290 of share-based compensation expense and $0, $187 and $503 of related income tax benefit, respectively, related to discontinued operations.

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3. Share-Based Compensation  – (continued)

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 16, 1,462 and 5,378 were granted in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Stock Options

A summary of option activity under the Coach stock option plans as of June 28, 2008 and changes during the year then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	29,376	$27.36
Granted	3,732	43.00
Exercised	(3,428)	24.84
Forfeited or expired	(1,025)	34.94
Outstanding at June 28, 2008	28,655	$29.44	6.2	$120,072
Vested or expected to vest at June 28, 2008	28,183	$29.33	6.0	$120,058
Exercisable at June 28, 2008	15,799	$26.46	4.9	$97,664

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Expected term (years)	2.6	2.2	2.6
Expected volatility	32.9%	29.9%	35.0%
Risk-free interest rate	4.2%	4.9%	4.2%
Dividend yield	—%	—%	—%

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

The weighted-average grant-date fair value of options granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $10.74, $7.12 and $8.49, respectively. The total intrinsic value of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $65,922, $191,950 and $232,507, respectively. The total cash received from option exercises was $89,356, $112,119 and $86,550 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $25,610, $69,496 and $88,534, respectively.

At June 28, 2008, $66,232 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3. Share-Based Compensation  – (continued)

Share Awards

The grant-date fair value of each Coach share award is equal to the fair value of Coach stock at the grant date. The weighted-average grant-date fair value of shares granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $40.47, $35.09 and $34.17, respectively. The following table summarizes information about non-vested shares as of and for the year ended June 28, 2008:

	Number of Non-Vested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2007	1,326	$26.10
Granted	849	40.47
Vested	(463)	21.99
Forfeited	(124)	39.24
Nonvested at June 28, 2008	1,588	$33.98

The total fair value of shares vested during fiscal 2008, fiscal 2007 and fiscal 2006 was $18,225, $11,558 and $28,932, respectively. At June 28, 2008, $28,988 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 155, 159 and 162 shares to employees in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Expected term (years)	0.5	0.5	0.5
Expected volatility	28.4%	30.1%	25.7%
Risk-free interest rate	4.1%	5.1%	3.7%
Dividend yield	—%	—%	—%

The weighted-average fair value of the purchase rights granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $10.26, $8.72 and $6.64, respectively.

Deferred Compensation

Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach's outside directors may defer their director's fees. Amounts deferred under these plans may, at the participants' election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at June 28, 2008 and June 30, 2007 were $2,288 and $1,922, respectively, and are included within total liabilities in the consolidated balance sheets.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. Leases

Coach leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2028, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales.

Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Minimum rentals	$92,675	$83,006	$77,376
Contingent rentals	40,294	24,452	16,380
Total rent expense	$132,969	$107,458	$93,756

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2009	$112,931
2010	110,642
2011	107,369
2012	102,459
2013	96,071
Subsequent to 2013	371,502
Total minimum future rental payments	$900,974

Certain operating leases provide for renewal for periods of five to ten years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

5. Investments

The Company invests in auction rate securities (“ARS”), consisting of U.S. government and agency debt securities, municipal government securities and corporate debt securities. The following table shows the fair value of the Company’s investments:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007
Short-term investments:
U.S. government and agency securities	$—	$25,000
Corporate debt securities	—	206,675
Municipal securities	—	397,185
Short-term investments	$—	$628,860
Long-term investments:
Corporate debt securities	$8,000	$—
Long-term investments	$8,000	$—

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. Investments  – (continued)

As of June 30, 2007, ARS were included in short-term investments as they were intended to meet the short-term working capital needs of the Company and the Company could offer to sell the securities or roll them over at each 7, 28 or 35 day auction cycle. During fiscal 2008, the Company sold the majority of its ARS at auction. At the end of fiscal 2008, the Company held one ARS, classified as a long-term investment, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035.

During fiscal 2008, the Company recorded an impairment charge of $700 as the fair value of the ARS was deemed to be other-than-temporarily impaired. There were no realized gains or losses recorded in fiscal 2007 or fiscal 2006. As of June 28, 2008 and June 30, 2007, there were no unrealized gains or losses on the Company’s investments.

6. Debt

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100,000 revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200,000. The facility can also be extended for two additional one-year periods, at Coach’s request. Under the Bank of America facility, Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. At June 28, 2008, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2008 and fiscal 2007 there were no borrowings under the Bank of America facility. Accordingly, as of June 28, 2008 and June 30, 2007, there were no outstanding borrowings under the Bank of America facility.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 bil-
lion yen, or approximately $70,000, at June 28, 2008. Interest is based on the Tokyo Interbank rate plus a margin of up to 50 basis points.

During fiscal 2008 and fiscal 2007, the peak borrowings under the Japanese credit facilities were $26,790 and $25,518, respectively. As of June 28, 2008 and June 30, 2007, there were no outstanding borrowings under the Japanese credit facilities.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

6. Debt  – (continued)

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in 2014. As of June 28, 2008 and June 30, 2007, the remaining balance on the loan was $2,865 and $3,100, respectively. Future principal payments under the Industrial Revenue Bond are as follows:

Fiscal Year	Amount
2009	$285
2010	335
2011	385
2012	420
2013	455
Subsequent to 2013	985
Total	$2,865

7. Commitments and Contingencies

At June 28, 2008 and June 30, 2007, the Company had letters of credit available of $225,000 and $205,000, of which $111,528 and $115,575, respectively, were outstanding. The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Coach is a party to employment agreements with certain key executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The Company’s employment agreements and the respective expiration dates are as follows:

Executive	Title	Expiration Date
Lew Frankfort	Chairman and Chief Executive Officer	August 2011
Reed Krakoff	President and Executive Creative Director	June 2014
Keith Monda	President and Chief Operating Officer	August 2011
Michael Tucci	President, North America Retail Division	June 2013
Michael F. Devine, III	Executive Vice President and Chief Financial Officer	June 2010

In July 2008, subsequent to the end of fiscal 2008, Keith Monda retired, terminating his agreement with the Company.

In addition to the employment agreements described above, other contractual cash obligations as of June 28, 2008 included $125,176 related to inventory purchase obligations and $3,400 related to capital expenditure purchase obligations.

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

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of Coach Japan’s U.S. dollar-denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. These transactions are in accordance with the Company’s risk management policies. As of June 28, 2008 and June 30, 2007, $233,873 and $111,057 of foreign currency forward contracts were outstanding. These foreign currency contracts entered into by the Company have durations no greater than 12 months. The effective portion of unrealized gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income (loss) and recognized as a component of cost of sales when the related inventory is sold.

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

The fair values of open foreign currency derivatives included in current assets at June 28, 2008 and June 30, 2007 were $7,906 and $23,329, respectively. The fair value of open foreign currency derivatives included in current liabilities as June 28, 2008 and June 30, 2007 was $5,540 and $0, respectively.

Hedging activity affected accumulated other comprehensive income (loss), net of tax, as follows:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007
Balance at beginning of period	$1,161	$(3,547)
Net losses/(gains), transferred to earnings	2,411	(2,724)
Change in fair value, net of tax expense	3,371	7,432
Balance at end of period	$6,943	$1,161

The Company expects that $5,572 of net derivative gains included in accumulated other comprehensive income at June 28, 2008 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended June 28, 2008 and June 30, 2007 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 1, 2006	$226,295	$1,516	$227,811
Foreign exchange impact	(14,017)	—	(14,017)
Balance at June 30, 2007	212,278	1,516	213,794
Foreign exchange impact	35,324	—	35,324
Balance at June 28, 2008	$247,602	$1,516	$249,118

At June 28, 2008 and June 30, 2007, intangible assets not subject to amortization were $9,788 and $11,865 and consisted primarily of trademarks.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. Income Taxes

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 28, 2008		June 30, 2007		July 1, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes and discontinued operations:
United States	$1,082,584	90.6%	$936,413	90.5%	$663,084	88.7%
Foreign	112,365	9.4	98,257	9.5	84,246	11.3
Total income before provision for income taxes and discontinued operations:	$1,194,949	100.0%	$1,034,670	100.0%	$747,330	100.0%
Tax expense at U.S. statutory rate	$418,232	35.0%	$362,135	35.0%	$261,565	35.0%
State taxes, net of federal benefit	43,787	3.7	38,910	3.8	27,164	3.6
Foreign tax rate differential	(7,750)	(0.6)	(13,892)	(1.3)	(11,548)	(1.5)
Tax benefit, primarily due to settlement of tax return examination	(49,968)	(4.2)	—	0.0	—	0.0
Other, net	7,609	0.6	10,988	1.0	6,309	0.8
Taxes at effective worldwide rates	$411,910	34.5%	$398,141	38.5%	$283,490	37.9%

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	June 28, 2008		June 30, 2007		July 1, 2006
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$334,381	$(21,391)	$323,087	$(5,352)	$245,203	$(19,381)
Foreign	25,624	5,931	16,025	4,227	7,555	8,321
State	68,812	(1,447)	56,745	3,409	47,922	(6,130)
Total current and deferred tax provisions (benefits)	$428,817	$(16,907)	$395,857	$2,284	$300,680	$(17,190)

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. Income Taxes  – (continued)

The components of deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal 2008	Fiscal 2007
Reserves not deductible until paid	$129,287	$101,658
Pensions and other employee benefits	19,069	10,685
Property and equipment	23,361	25,580
Net operating loss	20,202	11,514
Other	11,537	4,914
Gross deferred tax assets	$203,456	$154,351
Prepaid expenses	$16,779	$—
Equity adjustments	8,181	4,703
Goodwill	51,586	34,859
Other	2,424	481
Gross deferred tax liabilities	$78,970	$40,043
Net deferred tax assets	$124,486	$114,308
Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$69,557	$68,305
Deferred income taxes – noncurrent asset	81,346	86,046
Accrued liabilities	—	(3,595)
Deferred income taxes – noncurrent liability	(26,417)	(36,448)
Net amount recognized	$124,486	$114,308

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on July 1, 2007, the first day of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recorded a non-cash cumulative transition charge of $48,797 as a reduction to the opening retained earnings balance.

Significant judgment is required in determining the worldwide provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with uncertain tax positions. The provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions. All of these determinations are subject to the requirements of FIN 48.

As of July 1, 2007, the gross amount of unrecognized tax benefits was $120,367. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was $80,413.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$120,367
Gross increase due to tax positions related to prior periods	8,606
Gross decrease due to tax positions related to prior periods	(10,122)
Gross increase due to tax positions related to current period	72,983
Gross decrease due to tax positions related to current period	(24,369)
Decrease due to lapse of statutes of limitations	(1,683)
Decrease due to settlements with taxing authorities	(34,597)
Balance at June 28, 2008	$131,185

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. Income Taxes  – (continued)

Of the $131,185 ending gross unrecognized tax benefit balance, $58,405 relates to items which, if recognized, would impact the effective tax rate. As of June 28, 2008, gross interest and penalties payable was $18,640, which is included in other liabilities.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. The Company’s foreign tax filings are currently being examined for fiscal years 2004 through 2006. Fiscal years 2007 to present are open to examination in the federal jurisdiction, fiscal 2004 to present in significant state jurisdictions, and from fiscal 2001 to present in foreign jurisdictions.

Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that one or more of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, we can not reasonably estimate the impact of any amount of such changes in the next 12 months, if any, to previously recorded uncertain tax positions.

At June 28, 2008, the Company had a net operating loss in foreign tax jurisdictions of $49,649, which will expire beginning in fiscal year 2012 through fiscal year 2015.

The total amount of undistributed earnings of foreign subsidiaries as of June 28, 2008 was $296,038. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends.

11. Retirement Plans

Defined Contribution Plan

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $11,106, $9,365 and $7,714 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Defined Benefit Plans

Coach sponsors a non-contributory defined benefit plan, The Coach, Inc. Supplemental Pension Plan, (the “U.S. Plan”) for individuals who are part of collective bargaining arrangements in the U.S. The U.S. Plan provides benefits based on years of service. Coach Japan sponsors a defined benefit plan for individuals who meet certain eligibility requirements. This plan provides benefits based on employees’ years of service and earnings. The Company uses a March 31 measurement date for its defined benefit retirement plans.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. Retirement Plans  – (continued)

The following tables provide information about the Company’s pension plans:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$7,818	$6,723
Service cost	777	721
Interest cost	384	353
Actuarial (gain) loss	(792)	508
Foreign exchange impact	281	(92)
Benefits paid	(398)	(395)
Benefit obligation at end of year	$8,070	$7,818
Change in Plan Assets
Fair value of plan assets at beginning of year	$4,968	$4,880
Actual return on plan assets	166	252
Employer contributions	931	231
Benefits paid	(398)	(395)
Fair value of plan assets at end of year	$5,667	$4,968
Reconciliation of Funded status
Funded status at end of year	$(2,403)	$(2,850)
Contributions subsequent to measurement date	248	17
Net amount recognized	$(2,155)	$(2,833)
Amounts recognized in the Consolidated Balance Sheets
Other assets	$76	$—
Current liabilities	(72)	(123)
Other liabilities	(2,159)	(2,710)
Net amount recognized	$(2,155)	$(2,833)
Amounts recognized in Accumulated Other Comprehensive Loss consist of
Net actuarial loss	$1,651	$2,494
Accumulated benefit obligation	$7,345	$7,417
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$8,070	$7,818
Accumulated benefit obligation	7,345	7,417
Fair value of plan assets	5,667	4,968
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.37%	5.02%
Rate of compensation increase	3.50%	2.60%

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. Retirement Plans  – (continued)

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Components of net periodic benefit cost
Service cost	$777	$721	$357
Interest cost	384	353	333
Expected return on plan assets	(314)	(307)	(255)
Amortization of net actuarial loss	263	217	313
Net periodic benefit cost	$1,110	$984	$748
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.02%	5.42%	5.25%
Expected long term return on plan assets	6.00%	6.50%	6.75%
Rate of compensation increase	2.60%	3.00%	3.00%

To develop the expected long-term rate of return on plan assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 6.0% assumption for the fiscal year ended June 28, 2008.

In the Company’s U.S. Plan, funds are contributed to a trust in accordance with regulatory limits. The weighted-average asset allocations of the U.S. Plan, by asset category, as of the measurement dates, are as follows:

	Plan Assets
	Fiscal 2008	Fiscal 2007
Asset Category
Domestic equities	18.2%	65.3%
International equities	11.2	4.1
Fixed income	26.5	27.3
Cash equivalents	44.1	3.3
Total	100.0%	100.0%

The goals of the investment program are to fully fund the obligation to pay retirement benefits in accordance with the Coach, Inc. Supplemental Pension Plan and to provide returns which, along with appropriate funding from Coach, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits. The Plan does not directly invest in Coach stock. During fiscal 2008 the Company revised its target asset allocations for each major category of plan assets as follows:

U.S. Plan Target Asset Allocations
Equity securities	55%
Fixed income	40%
Cash equivalents	5%

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. Retirement Plans  – (continued)

The revision in the target asset allocations also involved a change in investment strategy. The Company chose to utilize institutional pooled accounts (i.e. institutional mutual funds and exchange traded funds) rather than the previous strategy of separately managed investment accounts. The implementation of the revised policy took place over a period of time that included the calendar quarter end date of March 31, 2008, resulting in a temporary deviation from the target asset allocations described above.

During fiscal 2009, approximately $147 of actuarial loss will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost.

Coach expects to contribute $778 to its U.S. Plan during the year ending June 27, 2009. Coach Japan expects to contribute $72 for benefit payments during the year ending June 27, 2009. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Pension Benefits
2009	$420
2010	487
2011	694
2012	762
2013	797
2014 – 2018	4,471

12. Segment Information

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

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2008
Net sales	$2,544,115	$636,642	$—	$3,180,757
Operating income (loss)	1,093,090	400,632	(346,593)	1,147,129
Income (loss) before provision for income taxes and discontinued operations	1,093,090	400,632	(298,773)	1,194,949
Depreciation and amortization expense	67,485	9,704	23,515	100,704
Total assets	1,062,112	119,561	1,092,171	2,273,844
Additions to long-lived assets	120,288	24,252	43,123	187,663
Fiscal 2007
Net sales	$2,101,740	$510,716	$—	$2,612,456
Operating income (loss)	953,981	316,327	(276,911)	993,397
Income (loss) before provision for income taxes and discontinued operations	953,981	316,327	(235,638)	1,034,670
Depreciation and amortization expense	55,579	7,199	18,054	80,832
Total assets	913,909	114,423	1,421,180	2,449,512
Additions to long-lived assets	95,217	13,374	43,755	152,346

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. Segment Information  – (continued)

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2006
Net sales	$1,610,691	$424,394	$—	$2,035,085
Operating income (loss)	717,326	261,571	(264,190)	714,707
Income (loss) before provision for income taxes and discontinued operations	717,326	261,571	(231,567)	747,330
Depreciation and amortization expense	43,056	5,506	16,432	64,994
Total assets	743,034	91,247	792,239	1,626,520
Additions to long-lived assets	87,576	8,747	59,902	156,225

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Production variances	$26,659	$21,203	$14,659
Advertising, marketing and design	(128,938)	(108,760)	(91,443)
Administration and information systems	(199,525)	(138,552)	(147,491)
Distribution and customer service	(44,789)	(50,802)	(39,915)
Total corporate unallocated	$(346,593)	$(276,911)	$(264,190)

Geographic Area Information

As of June 28, 2008, Coach operated 289 retail stores and 102 factory stores in the United States, eight retail stores in Canada and 149 department store shop-in-shops, retail stores and factory stores in Japan. Coach also operates distribution, product development and quality control locations in the United States, Italy,
Hong Kong, China and South Korea. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period and includes property and equipment, net and other assets.

	United States	Japan	Other International(1)	Total
Fiscal 2008
Net sales	$2,382,899	$605,523	$192,335	$3,180,757
Long-lived assets	452,616	76,863	10,404	539,883
Fiscal 2007
Net sales	$1,996,129	$492,748	$123,579	$2,612,456
Long-lived assets	320,035	72,083	5,493	397,611
Fiscal 2006
Net sales	$1,497,869	$420,509	$116,707	$2,035,085
Long-lived assets	251,350	72,973	3,820	328,143

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Canada.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. Business Interruption Insurance

In the fiscal year ended June 29, 2002, Coach’s World Trade Center location was completely destroyed as a result of the September 11th terrorist attack. Inventory and fixed asset loss claims were filed with the
Company’s insurers and these losses were fully recovered. Losses covered under the Company’s business interruption insurance program were also filed with the insurers. During fiscal 2006, the Company reached a final settlement with its insurance carriers related to losses covered under the business interruption insurance program. Accordingly, the Company did not receive any proceeds in fiscal 2008 or fiscal 2007 and does not expect to receive any additional business interruption proceeds related to the World Trade Center location in the future. During fiscal 2006, Coach received payments of $2,025 under its business interruption coverage. These amounts are included as a reduction to selling, general and administrative expenses.

14. Earnings Per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Income from continuing operations	$783,039	$636,529	$463,840
Total weighted-average basic shares	355,731	369,661	379,635
Dilutive securities:
Employee benefit and share award plans	608	980	1,666
Stock option programs	3,993	6,715	7,194
Total weighted-average diluted shares	360,332	377,356	388,495
Earnings from continuing operations per share:
Basic	$2.20	$1.72	$1.22
Diluted	$2.17	$1.69	$1.19

At June 28, 2008, options to purchase 11,439 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $33.69 to $51.56, were greater than the average market price of the common shares.

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

15. Discontinued Operations

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

15. Discontinued Operations  – (continued)

	Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net sales	$102	$66,463	$76,416
Income before provision for income taxes	31	44,483	49,897
Income from discontinued operations	16	27,136	30,437

The consolidated balance sheet at June 28, 2008 includes $1,492 of accrued liabilities related to the corporate accounts business. The Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

16. Stock Repurchase Program

Purchases of Coach’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2008, fiscal 2007 and fiscal 2006, the Company repurchased and retired 39,688, 5,002 and 19,055 shares of common stock at an average cost of $33.68, $29.99 and $31.50 per share, respectively. As of June 28, 2008, Coach had $163,410 remaining in the stock repurchase program.

17. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	June 28, 2008	June 30, 2007
Property and equipment
Land	$27,954	$27,954
Machinery and equipment	16,116	12,007
Furniture and fixtures	271,957	143,442
Leasehold improvements	373,260	267,935
Construction in progress	65,486	148,191
Less: accumulated depreciation	(290,547)	(231,068)
Total property and equipment, net	$464,226	$368,461
Accrued liabilities
Income and other taxes	$12,189	$56,486
Payroll and employee benefits	104,122	90,435
Accrued rent	26,272	18,513
Capital expenditures	43,821	32,459
Operating expenses	129,526	100,559
Total accrued liabilities	$315,930	$298,452
Other liabilities
Deferred lease incentives	$108,612	$75,839
Non-current tax liabilities	131,185	—
Other	38,289	16,010
Total other liabilities	$278,086	$91,849

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

17. Supplemental Balance Sheet Information  – (continued)

	June 28, 2008	June 30, 2007
Accumulated other comprehensive income (loss)
Cumulative translation adjustments	$15,513	$(12,450)
Unrealized gains on cash flow hedging derivatives, net of taxes of $4,762 and $796	6,943	1,161
SFAS 158 adjustment and minimum pension liability, net of taxes of $657 and $981	(993)	(1,503)
Accumulated other comprehensive income (loss)	$21,463	$(12,792)

18. Shareholder Rights Plan

On May 3, 2001, Coach declared a “poison pill” dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.

Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2008, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

19. Subsequent Event

On July 11, 2008, Coach entered into an agreement with Bauman 34th Street, LLC and Goldberg 34th Street, LLC (the “Sellers”) to purchase the Company’s principal corporate headquarters building in New York City from the Sellers. Pursuant to this agreement, Coach will pay $128,000 for the land and building located at 516 West 34th Street, New York, New York. One of the Sellers has been granted an option to defer the closing of the sale of its 50% interest in the building for a period of up to two years after the initial closing date.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

20. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008(1)(2)
Net sales	$676,718	$978,017	$744,522	$781,500
Gross profit	518,221	737,272	558,318	593,292
Income from continuing operations	154,786	252,317	162,412	213,524
Income from discontinued operations	20	—	(4)	—
Net income	154,806	252,317	162,408	213,524
Basic earnings per common share:
Continuing operations	0.42	0.70	0.47	0.63
Discontinued operations	0.00	—	(0.00)	—
Net income	0.42	0.70	0.47	0.63
Diluted earnings per common share:
Continuing operations	0.41	0.69	0.46	0.62
Discontinued operations	0.00	—	(0.00)	—
Net income	0.41	0.69	0.46	0.62
Fiscal 2007(1)
Net sales	$529,421	$805,603	$625,303	$652,129
Gross profit	406,005	621,295	486,410	509,276
Income from continuing operations	115,239	214,497	147,390	159,403
Income from discontinued operations	10,377	12,976	2,574	1,209
Net income	125,616	227,473	149,964	160,612
Basic earnings per common share:
Continuing operations	0.31	0.58	0.40	0.43
Discontinued operations	0.03	0.04	0.01	0.00
Net income	0.34	0.62	0.41	0.43
Diluted earnings per common share:
Continuing operations	0.31	0.57	0.39	0.42
Discontinued operations	0.03	0.03	0.01	0.00
Net income	0.34	0.61	0.40	0.42
Fiscal 2006(1)
Net sales	$433,964	$619,830	$479,718	$501,573
Gross profit	330,096	481,753	376,199	393,519
Income from continuing operations	87,860	161,513	101,672	112,795
Income from discontinued operations	5,755	12,661	7,174	4,847
Net income	93,615	174,174	108,846	117,642
Basic earnings per common share:
Continuing operations	0.23	0.42	0.26	0.30
Discontinued operations	0.02	0.03	0.02	0.01
Net income	0.25	0.46	0.28	0.31
Diluted earnings per common share:
Continuing operations	0.23	0.41	0.26	0.29
Discontinued operations	0.01	0.03	0.02	0.01
Net income	0.24	0.45	0.28	0.31

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.
(2)	The reported results for the fourth quarter of fiscal 2008 include a one-time net gain of $41,037, or $0.12 per share. Excluding this one-time net gain, income from continuing operations and diluted earnings per share from continuing operations were $172,487 and $0.50 per share, respectively.

COACH, INC.

Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2008
	High	Low
Quarter ended:
September 29, 2007	$50.70	$41.46
December 29, 2007	47.42	30.41
March 29, 2008	32.64	24.62
June 28, 2008	37.45	29.29
Closing price at June 27, 2008	$29.29

	Fiscal Year Ended 2007
	High	Low
Quarter ended:
September 30, 2006	$34.65	$25.58
December 30, 2006	44.28	34.20
March 31, 2007	50.96	43.82
June 30, 2007	53.79	46.10
Closing price at June 29, 2007	$47.39

	Fiscal Year Ended 2006
	High	Low
Quarter ended:
October 1, 2005	$36.22	$30.25
December 31, 2005	36.64	28.94
April 1, 2006	36.97	31.75
July 1, 2006	35.35	27.75
Closing price at June 30, 2006	$29.90

As of August 8, 2008, there were 3,213 holders of record of Coach’s common stock.

Coach has never declared or paid any cash dividends on its common stock. Coach currently intends to retain future earnings, if any, for use in its business and is presently not planning to pay regular cash dividends on its common stock. Any future determination to pay cash dividends will be at the discretion of Coach’s Board of Directors and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended June 28, 2008, June 30, 2007 and July 1, 2006

(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2008
Allowance for bad debts	$2,915	$(350)	$(65)	$2,500
Allowance for returns	3,664	11,054	(9,501)	5,217
Total	$6,579	$10,704	$(9,566)	$7,717
Fiscal 2007
Allowance for bad debts	$1,644	$1,381	$(110)	$2,915
Allowance for returns	4,356	4,752	(5,444)	3,664
Total	$6,000	$6,133	$(5,554)	$6,579
Fiscal 2006
Allowance for bad debts	$1,665	$29	$(50)	$1,644
Allowance for returns	2,459	6,572	(4,675)	4,356
Total	$4,124	$6,601	$(4,725)	$6,000

COACH, INC

EXHIBITS TO FORM 10-K

(a) Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated February 7, 2008, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 13, 2008
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Amended and Restated Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated by reference from Exhibit 4.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Bank of America, N.A. which is incorporated by reference from Exhibit 10.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007
10.2	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.3	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on September 28, 2005
10.4	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.5	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.6	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.7	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.8	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.9	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Employment Agreement dated June 1, 2003 between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.22 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit No.	Description
10.11	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.12	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.13	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.14	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.15	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.16	Amendment to Employment Agreement, dated March 11, 2008, between Coach and Reed Krakoff
10.17	Transition Employment Agreement, dated July 4, 2008, between Coach and Keith Monda
10.18	Amendment to Employment Agreement, dated August 5, 2008, between Coach and Michael Tucci
10.19	Agreement, dated July 11, 2008, among Bauman 34th Street, LLC, Goldberg 34th Street, LLC and 504-514 West 34th Street Corp.
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications