Form 10-Q
period 2008-09-27
COACH INC
filed 2008-10-31
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [✓]    Accelerated Filer [  ]    Non-accelerated filer [  ]    Small Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [✓] No

On October 24, 2008, the Registrant had 326,923,058 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 31 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	At September 27, 2008 and June 28, 2008	4

	Condensed Consolidated Statements of Income -
	For the Quarters Ended
	September 27, 2008 and September 29, 2007	5

	Condensed Consolidated Statements of Cash Flows -
	For the Quarters Ended
	September 27, 2008 and September 29, 2007	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 6.	Exhibits	30

SIGNATURE		31

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 27,	June 28,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$409,510	$698,905
Trade accounts receivable, less allowances of $6,149 and $7,717, respectively	156,478	106,738
Inventories	401,797	318,490
Other current assets	243,313	235,085
Total current assets	1,211,098	1,359,218

Long-term investments	8,000	8,000
Property and equipment, net	464,885	464,226
Goodwill and other intangible assets	262,479	258,906
Other assets	164,450	157,003
Total assets	$2,110,912	$2,247,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129,491	$134,726
Accrued liabilities	331,114	315,930
Current portion of long-term debt	335	285
Total current liabilities	460,940	450,941

Long-term debt	2,245	2,580
Other liabilities	296,691	303,457
Total liabilities	759,876	756,978

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 326,914,383 and 336,728,851 shares, respectively	3,269	3,367
Additional paid-in-capital	1,129,886	1,115,041
Retained earnings	198,447	353,122
Accumulated other comprehensive income	19,434	18,845

Total stockholders' equity	1,351,036	1,490,375

Total liabilities and stockholders' equity	$2,110,912	$2,247,353

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	September 27,	September 29,
	2008	2007

Net sales	$752,529	$676,718

Cost of sales	194,336	158,497

Gross profit	558,193	518,221

Selling, general and administrative expenses	324,707	279,463

Operating income	233,486	238,758

Interest income, net	2,646	14,996

Income before provision for income taxes	236,132	253,754

Provision for income taxes	90,321	98,968

Income from continuing operations	145,811	154,786

Income from discontinued operations,
net of income taxes	-	20

Net income	$145,811	$154,806

Net income per share

Basic
Continuing operations	$0.44	$0.42
Discontinued operations	-	0.00
Net Income	$0.44	$0.42

Diluted
Continuing operations	$0.44	$0.41
Discontinued operations	-	0.00
Net Income	$0.44	$0.41

Shares used in computing net income per share
Basic	331,865	372,186
Diluted	334,023	379,285

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	September 27,	September 29,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,811	$154,806
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,691	24,663
Provision for bad debt	1,165	1,972
Share-based compensation	13,237	16,406
Excess tax benefit from share-based compensation	(1,643)	(20,923)
Deferred income taxes	(10,780)	1,381
Other, net	(932)	2,053
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(51,028)	(40,368)
Increase in inventories	(78,420)	(64,365)
(Increase) decrease in other assets	(7,288)	6,528
Increase (decrease) in other liabilities	9,054	(9,920)
Decrease in accounts payable	(11,061)	(15,996)
Increase in accrued liabilities	37,676	65,505
Net cash provided by operating activities	76,482	121,742

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(8,526)	-
Purchases of property and equipment	(45,551)	(38,654)
Deposit on building purchase	(12,800)	-
Purchases of investments	-	(103,375)
Proceeds from maturities and sales of investments	-	283,435
Net cash (used in) provided by investing activities	(66,877)	141,406

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(300,408)	(132,284)
Repayment of long-term debt	(285)	(235)
Proceeds from share-based awards, net	(28)	74,619
Excess tax benefit from share-based compensation	1,643	20,923
Net cash used in financing activities	(299,078)	(36,977)

Effect of changes in foreign exchange rates on cash and cash equivalents	78	3,429

(Decrease) increase in cash and cash equivalents	(289,395)	229,600
Cash and cash equivalents at beginning of period	698,905	556,956
Cash and cash equivalents at end of period	$409,510	$786,556

Supplemental Information:
Cash paid for income taxes	$7,599	$3,200
Cash paid for interest	$13	$14
Non-cash investing activity - property and equipment obligations incurred	$20,587	$34,375

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 28, 2008 (“fiscal 2008”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended September 27, 2008 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2009 (“fiscal 2009”).

2.	Change in Accounting Principle

Coach’s inventories consist primarily of finished goods and are valued at the lower of cost or market. On June 29, 2008, the Company changed its method of accounting for inventories in Japan from determining cost using the last-in, first-out (“LIFO”) method to determining cost using the first-in, first-out (“FIFO”) method. All of the Company’s other operations will continue to be valued at the lower of cost, determined by the FIFO method, or market. The Company believes this change is preferable as it provides uniformity across the Company’s operations with respect to the method for inventory accounting and better reflects the current value of inventories on the Consolidated Balance Sheet.

The change in accounting method from LIFO to FIFO for inventories in Japan was completed in accordance with Statement of Financial Accounting Standard (“SFAS”) 154, “Accounting Changes and Error Corrections.” Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of Japan inventories on a FIFO basis. The cumulative effect of this change in accounting principle was a $22,827 reduction of retained earnings and a $972 increase to accumulated other comprehensive income as of July 1, 2007. There was no impact to the income statement in the current or historical periods presented herein because there were no material differences between the LIFO and FIFO methods during those interim periods.

The following table details the retrospective application impact on previously reported amounts:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

At June 28, 2008	As Previously Reported	Effect of Accounting Principle Change	Adjusted

Inventories	$345,493	$(27,003)	$318,490
Other current assets	234,573	512	235,085
Other liabilities (deferred income tax liability)	304,503	(1,046)	303,457
Retained earnings	375,949	(22,827)	353,122
Accumulated other comprehensive income	21,463	(2,618)	18,845

At September 29, 2007
Inventories	363,049	(25,075)	337,974
Other current assets	138,550	512	139,062
Deferred income taxes - liability	23,030	(1,046)	21,984
Retained earnings	920,533	(22,827)	897,706
Accumulated other comprehensive income	838	(690)	148

Period Ended September 29, 2007
Translation adjustments	14,766	(1,662)	13,104

The following table shows the impact of the accounting principle change on reported balances at September 27, 2008:

At September 27, 2008	Prior to Effect of Accounting Principle Change	Effect of Accounting Principle Change	As Reported

Inventories	$428,935	$(27,138)	$401,797
Other current assets	242,801	512	243,313
Other liabilities (deferred income tax liability)	297,737	(1,046)	296,691
Retained earnings	221,274	(22,827)	198,447
Accumulated other comprehensive income	22,187	(2,753)	19,434

3.	Acquisition

On September 1, 2008, Coach acquired 100% of its domestic retail businesses in Hong Kong and Macau from the current distributor, the ImagineX group. The results of the acquired businesses have been included in the consolidated financial statements, within the Direct-to-Consumer segment, since that date. This acquisition will provide the Company with greater control over the brand in Hong Kong and Macau, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.

The aggregate purchase price of the Hong Kong and Macau businesses was $14,507, of which $8,526 was paid in the first quarter of fiscal 2009. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Coach is in the process of finalizing the valuations of certain assets; therefore, the allocation of the purchase price is subject to refinement.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Assets Acquired	Estimated Fair Value at September 1, 2008
Current assets	$5,099
Fixed assets	3,555
Other assets	2,299
Goodwill	3,554
Total assets acquired	$14,507

Prior to the acquisition, ImagineX operated eight retail and department store locations in Hong Kong and two retail locations in Macau. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets acquired. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

4.	Stockholders’ Equity

Activity for the quarter ended September 27, 2008 and September 29, 2007 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Retained	Comprehensive	Stockholders'
	Equity	Capital	Earnings	Income (Loss)	Equity

Balances at June 30, 2007	$3,725	$978,664	$940,757	$(12,792)	$1,910,354

Net income	-	-	154,806	-	154,806
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(1,136)	(1,136)
Translation adjustments	-	-	-	13,104	13,104
Comprehensive income					166,774

Cumulative effect of change in accounting principle (Note 2)			(22,827)	972	(21,855)
Shares issued for stock options and employee
benefit plans	30	70,765	-	-	70,795
Share-based compensation	-	16,406	-	-	16,406
Excess tax benefit from share-based compensation	-	20,923	-	-	20,923
Repurchase of common stock	(30)	(6,021)	(126,233)	-	(132,284)
Adjustment to adopt FIN 48	-	-	(48,797)	-	(48,797)

Balances at September 29, 2007	$3,725	$1,080,737	$897,706	$148	$1,982,316

Balances at June 28, 2008	$3,367	$1,115,041	$353,122	$18,845	$1,490,375

Net income	-	-	145,811	-	145,811
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	1,938	1,938
Translation adjustments	-	-	-	(1,371)	(1,371)
Comprehensive income					146,378

Shares issued for stock options and employee
benefit plans	7	(35)	-	-	(28)
Share-based compensation	-	13,237	-	-	13,237
Excess tax benefit from share-based compensation	-	1,643	-	-	1,643
Repurchase of common stock	(105)	-	(300,303)	-	(300,408)
Adjustment to adopt SFAS 158 measurement date
provision, net of tax	-	-	(183)	22	(161)

Balances at September 27, 2008	$3,269	$1,129,886	$198,447	$19,434	$1,351,036

The components of accumulated other comprehensive income (loss) are as follows:
	Period Ended
	September 27,	June 28,
	2008	2008

Cumulative translation adjustments	$11,524	$12,895
Unrealized gains on cash flow hedging derivatives, net of taxes of $6,092 and $4,762	8,881	6,943
Pension liability adjustments, net of taxes of
$672 and $657	(971)	(993)
Accumulated other comprehensive income	$19,434	$18,845

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended
	September 27,	September 29,
	2008	2007

Net income from continuing operations	$145,811	$154,786

Total weighted-average basic shares	331,865	372,186

Dilutive securities:
Employee benefit and
share award plans	461	725
Stock option programs	1,697	6,374

Total weighted-average diluted shares	334,023	379,285

Income from continuing operations per share:
Basic	$0.44	$0.42
Diluted	$0.44	$0.41

At September 27, 2008, options to purchase 19,643 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $28.36 to $51.56, were greater than the average market price of the common shares.

At September 29, 2007, options to purchase 864 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $46.54 to $51.56, were greater than the average market price of the common shares.

6.	Share-Based Compensation

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Quarter Ended

	September 27,	September 29,
	2008	2007

Share-based compensation expense	$13,237	$16,406
Income tax benefit related to share-based
compensation expense	4,653	6,239

Stock Options

A summary of option activity under the Coach option plans as of September 27, 2008 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price
Outstanding at June 28, 2008	28,655	$29.44
Granted	4,774	26.25
Exercised	(423)	12.95
Forfeited or expired	(929)	32.65
Outstanding at September 27, 2008	32,077	$29.09
Vested and expected to vest at September 27, 2008	31,564	$29.06
Exercisable at September 27, 2008	20,323	$27.43

At September 27, 2008, $87,227 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2009 and fiscal 2008 was $8.39 and $11.10, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2009 and fiscal 2008 was $6,628 and $57,550, respectively. The total cash received from these option exercises was $5,479 and $74,619, respectively, and the actual tax benefit realized from these option exercises was $2,620 and $22,341, respectively.

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested share units as of and for the period ended September 27, 2008:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value
Non-vested at June 28, 2008	1,588	$33.98
Granted	1,281	26.27
Vested	(478)	25.13
Forfeited	(10)	36.62
Non-vested at September 27, 2008	2,381	$31.59

At September 27, 2008, $53,837 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2009 and fiscal 2008 was $26.27 and $45.14, respectively. The total fair value of shares vested during the first quarter of fiscal 2009 and fiscal 2008 was $13,742 and $10,928, respectively.

7.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” The Company adopted the provisions of the statement related to financial assets and liabilities in the first quarter of fiscal 2009. SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, the Company categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. Coach currently does not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

The following table shows the fair value measurements of the Company’s SFAS 157 financial assets and liabilities at September 27, 2008:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Level 2	Level 3
Assets:
Derivative assets - zero-cost collar options (a)	$6,442	$-
Long-term investment - auction rate security (b)	-	8,000
Total	$6,442	$8,000

Liabilities:
Derivative liabilities - zero-cost collar options (a)	$105	$-
Derivative liabilities - cross-currency swap (c)	-	4,001
Total	$105	$4,001

(a) The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations as a result of Coach Japan's U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for counterparty or the Company’s credit risk.

(b) The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.

(c) The Company is a party to a cross-currency swap transaction in order to manage its exposure to foreign currency exchange rate fluctuations as a result of Coach Japan's U.S. dollar-denominated fixed rate intercompany loan. The fair value of this cash flow hedge is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company's credit risk.

As of September 27, 2008 and June 28, 2008, the Company’s investments included an $8,000 auction rate security (“ARS”), classified as a long-term investment as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. This auction rate security is currently rated AA, an investment grade rating afforded by credit rating agencies. We have determined that the significant majority of the inputs used to value these securities fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. There were no realized or unrealized gains or losses, settlements, or other changes in value during the period.

As of September 27, 2008 and June 28, 2008, the fair value of the Company’s cross-currency swap derivative was $4,001 and $5,540, respectively, and was included within accrued liabilities. The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of our cross-currency swap for the quarter ended September 27, 2008:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Cross-Currency Swap
Balance at June 28, 2008	$5,540
Unrealized gain, recognized in
accumulated other comprehensive income	(1,539)
Balance at September 27, 2008	$4,001

8.	Commitments and Contingencies

At September 27, 2008, the Company had letters of credit outstanding totaling $136,303. The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

9.	Derivative Instruments and Hedging Activities

Hedging activity affected accumulated other comprehensive income, net of tax, as follows:

	Period Ended
	September 27,	June 28,
	2008	2008

Balance at beginning of period	$6,943	$1,161
Net losses transferred to earnings	583	2,411
Change in fair value, net of tax expense	1,355	3,371
Balance at end of period	$8,881	$6,943

Based on foreign currency exchange rates in effect at the end of the first quarter of fiscal 2009, the Company expects that $8,174 of net derivative gains included in accumulated other comprehensive income at September 27, 2008 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

10.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the period ended September 27, 2008, by operating segment, is as follows:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at June 28, 2008	$247,602	$1,516	$249,118

Acquisition of Hong Kong & Macau retail businesses	3,554	-	3,554

Foreign exchange impact	19	-	19

Goodwill balance at September 27, 2008	$251,175	$1,516	$252,691

At September 27, 2008 and June 28, 2008, intangible assets not subject to amortization consisted of $9,788 of trademarks.

11.	Retirement Plans

In the first quarter of fiscal 2009, the Company adopted the measurement provision of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R," which requires an employer to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position. Previously, the Company had measured its defined benefit plan assets and obligations three months prior to the fiscal year-end. The impact of this change resulted in a non-cash charge to retained earnings of $183 and an increase to accumulated other comprehensive income of $22.

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended

	September 27,	September 29,
	2008	2007

Service cost	$254	$183
Interest cost	104	95
Expected return on plan assets	(89)	(79)
Recognized actuarial loss	37	65

Net periodic pension cost	$306	$264

12.	Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company operated stores in North America, Japan, Hong Kong and Macau, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales of Coach products to other retailers and royalties earned on licensed product. In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

In connection with the acquisition of the retail businesses in Hong Kong and Macau, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended September 27, 2008

Net sales	$592,236	$160,293	$-	$752,529
Operating income (loss)	215,660	100,196	(82,370)	233,486
Income (loss) before provision for
income taxes and discontinued operations	215,660	100,196	(79,724)	236,132
Depreciation and amortization expense	21,361	2,448	6,882	30,691
Additions to long-lived assets	26,709	(1,924)	6,572	31,357

Quarter Ended September 29, 2007

Net sales	$510,782	$165,936	$-	$676,718
Operating income (loss)	210,281	108,546	(80,069)	238,758
Income (loss) before provision for
income taxes and discontinued operations	210,281	108,546	(65,073)	253,754
Depreciation and amortization expense	16,921	2,238	5,504	24,663
Additions to long-lived assets	42,609	4,610	5,640	52,859

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended

	September 27,	September 29,
	2008	2007

Production variances	$5,797	$4,246
Advertising, marketing and design	(37,906)	(29,416)
Administration and
information systems	(38,084)	(43,920)
Distribution and customer service	(12,177)	(10,979)

Total corporate unallocated	$(82,370)	$(80,069)

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

13.	Recent Accounting Developments

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities in the first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements. The remaining provisions of SFAS 157 are effective for the first quarter of fiscal 2010, which will begin on June 28, 2009. For further information about the fair value measurements of our financial assets and liabilities see Note 7.

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

On October 10, 2008, the FASB staff issued Staff Position (FSP) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. The Company has adopted provisions of SFAS 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets. FSP 157-3 did not have a material impact on the Company's financial statements.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong and Macau, the Internet and the Coach catalog. The Indirect segment includes sales to wholesale customers in over 20 countries and licensing revenue. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on our direct retail distribution in North America, Japan, and China, and improved productivity. To that end we are focused on four key initiatives:

•
Build market share in the North American women’s accessories market. As part of our culture of innovation and continuous improvement we are implementing a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to continue to leverage our leadership position in the market.

•
Continue to grow our North American retail store base by adding stores within existing markets and opening in new markets. We plan to add about 40 retail stores in North America in each of the next several years and believe that North America can support about 500 retail stores in total, including up to 20 in Canada. During fiscal 2009, we plan to open retail stores in 14 new markets, including six opened during the first quarter. In addition, we will continue to expand select, highly productive retail and factory locations.

•
Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations and expanding existing ones. We plan to add about ten net new locations in each of the next few years and believe that Japan can support about 180 locations in total. We will also continue to expand select, highly productive locations.

•
Raise brand awareness in emerging markets to build the foundation for substantial sales in the future. Specifically, China, Korea and other such geographies are increasing in importance as the handbag and accessories category grows in these areas. In fiscal 2009, through distributors, we intend to open at least 20 net new wholesale locations in emerging markets. In China we plan to open five locations, four of which will be in mainland China and one of which will be in Macau. In addition, during the first quarter of fiscal 2009, Coach successfully completed the first phase of our acquisition of our retail businesses in China, transitioning eight stores in Hong Kong and two stores in Macau.

We believe the growth strategies outlined above will allow us to continue to deliver long-term superior returns on our investments and drive increased cash flows from operating activities.

The deteriorating macroeconomic environment presents a very challenging retail market in which it will be difficult to achieve productivity gains in the short term. However, the Company believes earnings per share growth can still be achieved through a combination of distribution growth, a focus on innovation to support productivity, disciplined expense control, and the already completed share repurchase, while we continue to invest prudently for long-term profitable growth.

FIRST QUARTER OF FISCAL 2009 HIGHLIGHTS

The highlights of the first quarter of fiscal 2009 were:

•	Earnings per diluted share from continuing operations increased 7.0% to $0.44 per diluted share.

•	Net sales increased 11.2% to $752.5 million.

•	Direct-to-consumer sales rose 15.9% to $592.2 million.

•	Comparable store sales in North America rose 0.6%.

•	Coach Japan sales, when translated into U.S. dollars, rose 22.2% to $136.9 million driven by expanded distribution. This 22.2% increase includes a 10.7% positive impact from currency translation.

•	In China, Coach completed the first phase of the acquisition of our retail businesses from ImagineX, transitioning eight stores in Hong Kong and two stores in Macau.

•
In North America, Coach opened 21 net new retail stores and one new factory store, bringing the total number of retail and factory stores to 318 and 103, respectively, at the end of the first quarter of fiscal 2009. We also expanded seven retail stores and three factory stores in North America.

•	In Japan, Coach opened four new locations, bringing the total number of Coach Japan-operated locations at the end of the first quarter of fiscal 2009 to 153. In addition, we expanded one location.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2009 COMPARED TO FIRST QUARTER FISCAL 2008

The following table summarizes results of operations for the first quarter of fiscal 2009 compared to first quarter of fiscal 2008:

	Quarter Ended
	September 27, 2008		September 29, 2007		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Total net sales	$752.5	100.0%	$676.7	100.0%	$75.8	11.2%

Gross profit	558.2	74.2	518.2	76.6	40.0	7.7

Selling, general and
administrative expenses	324.7	43.1	279.5	41.3	45.2	16.2

Operating income	233.5	31.0	238.8	35.3	(5.3)	(2.2)

Interest income, net	2.6	0.4	15.0	2.2	(12.4)	(82.4)

Provision for income taxes	90.3	12.0	99.0	14.6	(8.7)	(8.7)

Income from continuing operations	145.8	19.4	154.8	22.9	(9.0)	(5.8)

Income from continuing operations per share:
Basic:	$0.44		$0.42		$0.02	5.6%
Diluted:	$0.44		$0.41		$0.03	7.0%

Net Sales

Net sales by business segment in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 are as follows:

	Quarter Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales

	September 27,	September 29,	Rate of	September 27,	September 29,
	2008	2007	Increase	2008	2007
	(dollars in millions)

Direct-to-Consumer	$592.2	$510.8	15.9%	78.7%	75.5%
Indirect	160.3	165.9	(3.4)	21.3	24.5
Total net sales	$752.5	$676.7	11.2%	100.0%	100.0%

Direct-to-Consumer

Net sales increased 15.9% to $592.2 million during the first quarter of fiscal 2009 from $510.8 million during the same period in fiscal 2008, driven by sales from new and expanded stores.

In North America, net sales increased 15.1% driven by sales from new stores, a 0.6% increase in comparable store sales and sales from expanded stores. Since the end of the first quarter of fiscal 2008, Coach opened 46 net new retail stores and seven new factory stores, and expanded 16 retail stores and 18 factory stores in North America. In Japan, net sales increased 22.2% driven primarily by sales from new and expanded stores. Coach Japan’s reported net sales were positively impacted by approximately $12.0 million or 10.7% as a result of foreign currency exchange. Since the end of the first quarter of fiscal 2008, Coach opened 12 net new locations and expanded 11 locations in Japan.

Indirect

Net sales decreased 3.4% to $160.3 million in the first quarter of fiscal 2009 from $165.9 million during the same period of fiscal 2008. The decrease was driven primarily by a 9.4% decrease in U.S. wholesale as the Company reduced shipments into U.S. department stores in order to manage customer inventory levels as the channel experienced weakening sales. The decrease was partially offset by a 12.7% increase in international wholesale. Licensing revenue of approximately $4.3 million and $4.1 million in the first quarter of fiscal 2009 and fiscal 2008, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 2.2% to $233.5 million in the first quarter of fiscal 2009 as compared to $238.8 million in the first quarter of fiscal 2008. Operating margin decreased to 31.0% as compared to 35.3% in the same period of the prior year, as net sales gains were offset by a decrease in gross margin and an increase in selling, general, and administrative expenses.

Gross profit increased 7.7% to $558.2 million in the first quarter of fiscal 2009 from $518.2 million during the same period of fiscal 2008. Gross margin was 74.2% in the first quarter of fiscal 2009 as compared to 76.6% during the same period of fiscal 2008. The change in gross margin was driven primarily by promotional activities in Coach-operated North American stores and channel mix.

Selling, general and administrative expenses increased 16.2% to $324.7 million in the first quarter of fiscal 2009 as compared to $279.5 million in the first quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses increased to 43.1% during the first quarter of fiscal 2009 as compared to 41.3% during the first quarter of fiscal 2008. The increase as a percentage of sales was primarily driven by deleveraging on lower-than-expected sales, investment spending associated with the acquisition of our retail businesses in Hong Kong and Macau and new business initiatives.

Selling expenses were $232.3 million, or 30.8% of net sales, in the first quarter of fiscal 2009 compared to $191.9 million, or 28.4% of net sales, in the first quarter of fiscal 2008. The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores and Coach Japan and operating expenses in Coach China. The increase in North American store expenses is primarily attributable to expenses from new and expanded stores opened since the end of the first quarter of fiscal 2008. The increase in Coach Japan operating expenses was primarily driven by new store operating expenses. In addition, the impact of foreign currency exchange rates increased reported expenses by approximately $5.4 million. Finally, the first quarter of fiscal 2009 includes operating expenses of Coach China, which consisted of investments in stores, marketing, organization and infrastructure.

Advertising, marketing, and design costs were $41.5 million, or 5.5% of net sales, in the first quarter of fiscal 2009, compared to $32.1 million, or 4.7% of net sales, during the same period of fiscal 2008. The increase in advertising, marketing and design costs was primarily due to increased staffing costs, design expenditures, and development costs for new business initiatives.

Distribution and consumer service expenses were $12.8 million, or 1.7% of net sales, in the first quarter of fiscal 2009, compared to $11.6 million, or 1.7%, in the first quarter of fiscal 2008. The increase in distribution and consumer service expenses is the result of an increase in net sales.

Administrative expenses were $38.1 million, or 5.1% of net sales, in the first quarter of fiscal 2009 compared to $43.9 million, or 6.5% of net sales, during the same period of fiscal 2008. The decrease in administrative expenses was primarily due to a decrease in performance-based and share-based compensation.

Interest Income, Net

Net interest income was $2.6 million in the first quarter of fiscal 2009 as compared to $15.0 million in the first quarter of fiscal 2008. This decrease was primarily due to lower returns on our investments due to lower interest rates and lower average cash balances.

Provision for Income Taxes

The effective tax rate was 38.25% in the first quarter of fiscal 2009 as compared to 39.0% in the first quarter of fiscal 2008. The decrease in the effective tax rate is attributable to incremental income being taxed at lower rates.

Income from Operations

Net income from continuing operations was $145.8 million in the first quarter of fiscal 2009 as compared to $154.8 million in the first quarter of fiscal 2008. This decrease is primarily due to a decrease in interest income, net and a slight decrease in operating income, offset by a decrease in the provision for income taxes.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $76.5 million in the first quarter of fiscal 2009 compared to $121.7 million in the first quarter of fiscal 2008. The year-to-year change of $45.3 million was primarily the result of a decrease in earnings of $9.0 million and a $3.2 million decrease in share-based compensation. These decreases were offset by a $6.0 million increase in depreciation and amortization, primarily as a result of new and expanded stores in North America and Japan. The remaining change in net cash provided by operating activities is due to changes in operating assets and liabilities that were attributable to normal operating conditions.

Net cash used in investing activities was $66.9 million in the first quarter of fiscal 2009 compared to $141.4 million provided by investing activities in the first quarter of fiscal 2008. The $208.3 million change is primarily attributable to a $180.1 million decrease in the net proceeds from maturities of investments. This decrease was offset by a $12.8 million cash outflow related to a deposit on the purchase of Coach’s corporate headquarters, an $8.5 million cash outflow related to the acquisition of our retail business in Hong Kong and Macau, and a $6.9 million increase in capital expenditures related to new and expanded stores. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $299.1 million in the first quarter of fiscal 2009 as compared to $37.0 million in the first quarter of fiscal 2008. The increase of $262.1 million in net cash used is attributable to a $168.1 million increase in funds expended to repurchase common stock in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. In addition, proceeds from share-based awards and the excess tax benefit from share-based compensation decreased $74.6 million and $19.3 million, respectively.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first quarter of fiscal 2009 and fiscal 2008, there were no borrowings under the Bank of America facility. As of September 27, 2008 and June 28, 2008, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At September 27, 2008, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default. The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.4 billion yen or approximately $69.7 million at September 27, 2008. Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.

Common Stock Repurchase Program

On August 19, 2008, the Company completed its $1.0 billion common stock repurchase program, which was put into place in November 2007. On August 25, 2008, the Coach Board of Directors approved a new common stock repurchase program to acquire up to $1.0 billion of Coach’s outstanding common stock through June 2010. Purchases of Coach stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first quarter of fiscal 2009 and fiscal 2008, the Company repurchased and retired 10.5 million and 3.0 million shares of common stock, respectively, at an average cost of $28.53 and $43.72 per share, respectively.

As of September 27, 2008, $863.0 million remained available for future repurchases under the existing program.

Liquidity and Capital Resources

We expect that fiscal 2009 capital expenditures will be approximately $250 million and will relate primarily to new stores and expansions in North America, Japan, and China. We will also continue to invest in department store and distributor locations and corporate infrastructure. This projection includes $65 million related to the purchase of one half of the Company’s corporate headquarters in New York City. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first quarter of fiscal 2009, Coach purchased approximately $278 million of inventory, which was funded by operating cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 28, 2008 are those that depend most heavily on these judgments and estimates. As of September 27, 2008, there have been no material changes to any of the critical accounting policies contained therein, except for the change in accounting with respect to inventories of Coach Japan. See Note 2 for further information.

Recent Accounting Developments

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities in the first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements. The remaining provisions of SFAS 157 are effective for the first quarter of fiscal 2010, which will begin on June 28, 2009. For further information about the fair value measurements of our financial assets and liabilities see Note 7.

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

On October 10, 2008, the FASB staff issued Staff Position (FSP) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. The Company has adopted provisions of SFAS 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets. FSP 157-3 did not have a material impact on the Company's financial statements.

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

Substantially all of Coach’s non-licensed product needs are purchased from independent manufacturers in countries other than the United States. These countries include China, Italy, India, Turkey, Philippines, Vietnam, Mauritius, Spain, Taiwan, and Thailand. Additionally, sales are made through international channels to third party distributors. However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk.

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

The fair value of open foreign currency derivatives included in current assets at September 27, 2008 and June 28, 2008 was $6.4 million and $7.9 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at September 27, 2008 and June 28, 2008 was $4.1 million and $5.5 million, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates as well as credit risk.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as municipal government and corporate debt securities. At September 27, 2008 and June 28, 2008, the Company’s investments, classified as available-for-sale, consisted of an $8.0 million auction rate security. As auction rate securities’ adjusted book value equals its fair value, there are no unrealized gains or losses associated with these investments.

As of September 27, 2008, the Company did not have any outstanding borrowings on its revolving credit facilities, and the Company does not expect to borrow against the facilities in the foreseeable future. However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of September 27, 2008, Coach’s outstanding long-term debt, including the current portion, was $2.6 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of September 27, 2008.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s Controls and Procedures.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the first quarter of fiscal 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 1 (6/29/08 - 8/2/08)	-	$-	-	$163,410
Period 2 (8/3/08 - 8/30/08)	10,105	28.54	10,105	875,000
Period 3 (8/31/08 - 9/27/08)	425	28.24	425	863,003
Total	10,530	$28.53	10,530

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
November 9, 2007	$ 1.0 billion	June 2009
August 25, 2008	$ 1.0 billion	June 2010

ITEM 6.	Exhibits

(a)	Exhibits
18	Letter re: change in accounting principle
31.1	Rule 13(a) - 14(a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:     /s/ Michael F. Devine, III
Name: Michael F. Devine, III
Title:   Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: October 31, 2008