Form 10-Q
period 2008-12-27
COACH INC
filed 2009-02-04
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 27, 2008

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

Large Accelerated Filer [✓]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [✓] No

On January 30, 2009, the Registrant had 321,030,898 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 38 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 27, 2008 and June 28, 2008	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Six Months Ended
	December 27, 2008 and December 29, 2007	5

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended
	December 27, 2008 and December 29, 2007	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

ITEM 4.	Submission of Matters to a Vote of Security Holders	36

ITEM 6.	Exhibits	37

SIGNATURE		38

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

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	December 27,	June 28,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$424,153	$698,905
Trade accounts receivable, less allowances of $11,494 and $7,717, respectively	192,024	106,738
Inventories	383,081	318,490
Other current assets	221,579	235,085

Total current assets	1,220,837	1,359,218

Long-term investments	6,000	8,000
Property and equipment, net	600,437	464,226
Goodwill and other intangible assets	303,520	258,906
Deferred income taxes	111,069	81,346
Other assets	96,098	75,657

Total assets	$2,337,961	$2,247,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,650	$134,726
Accrued liabilities	391,260	315,930
Revolving credit facilities	1,896	-
Current portion of long-term debt	503	285

Total current liabilities	519,309	450,941

Deferred income taxes	35,536	25,371
Long-term debt	25,076	2,580
Other liabilities	292,029	278,086

Total liabilities	871,950	756,978

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 321,008,236 and 336,728,851 shares, respectively	3,210	3,367
Additional paid-in-capital	1,150,474	1,115,041
Retained earnings	312,035	353,122
Accumulated other comprehensive income	292	18,845

Total stockholders' equity	1,466,011	1,490,375

Total liabilities and stockholders' equity	$2,337,961	$2,247,353

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net sales	$960,256	$978,017	$1,712,785	$1,654,735

Cost of sales	268,220	240,745	462,556	399,242

Gross profit	692,036	737,272	1,250,229	1,255,493

Selling, general and administrative expenses	343,673	334,209	668,380	613,672

Operating income	348,363	403,063	581,849	641,821

Interest income, net	532	10,568	3,178	25,564

Income before provision for income taxes	348,895	413,631	585,027	667,385

Provision for income taxes	131,989	161,314	222,310	260,282

Income from continuing operations	216,906	252,317	362,717	407,103

Income from discontinued operations,
net of income taxes	-	-	-	20

Net income	$216,906	$252,317	$362,717	$407,123

Net income per share

Basic
Continuing operations	$0.67	$0.70	$1.11	$1.11
Discontinued operations	-	-	-	0.00
Net Income	$0.67	$0.70	$1.11	$1.11

Diluted
Continuing operations	$0.67	$0.69	$1.10	$1.09
Discontinued operations	-	-	-	0.00
Net Income	$0.67	$0.69	$1.10	$1.09

Shares used in computing net income per share
Basic	323,655	362,167	327,881	366,412
Diluted	325,168	366,569	329,716	372,162

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	December 27,	December 29,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362,717	$407,123
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	61,092	49,139
Provision for bad debt	3,932	1,236
Share-based compensation	31,972	34,153
Excess tax benefit from share-based compensation	(1,354)	(20,814)
Deferred income taxes	(15,670)	(28,665)
Other, net	3,602	7,767
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(77,578)	(30,641)
(Increase) decrease in inventories	(54,258)	1,587
Decrease (increase) in other assets	10,512	(20,032)
(Decrease) increase in other liabilities	(7,564)	37,103
Decrease in accounts payable	(16,034)	(34,846)
Increase in accrued liabilities	30,645	111,793
Net cash provided by operating activities	332,014	514,903

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(14,507)	-
Purchases of property and equipment	(84,889)	(86,499)
Purchase of corporate headquarters building	(103,300)	-
Purchases of investments	-	(162,300)
Proceeds from maturities and sales of investments	-	769,960
Net cash (used in) provided by investing activities	(202,696)	521,161

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(403,787)	(839,155)
Repayment of long-term debt	(285)	(235)
Borrowings on revolving credit facilities, net	1,896	13,562
Proceeds from share-based awards, net	2,116	79,454
Excess tax benefit from share-based compensation	1,354	20,814
Net cash used in financing activities	(398,706)	(725,560)

Effect of changes in foreign exchange rates on cash and cash equivalents	(5,364)	2,790

(Decrease) increase in cash and cash equivalents	(274,752)	313,294
Cash and cash equivalents at beginning of period	698,905	556,956
Cash and cash equivalents at end of period	$424,153	$870,250

Supplemental Information:
Cash paid for income taxes	$177,770	$187,647
Cash paid for interest	$652	$563
Non-cash investing activity - property and equipment obligations incurred	$17,186	$22,994
Non-cash financing activity - mortgage debt assumed	$23,000	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter and six months ended December 27, 2008 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2009 (“fiscal 2009”).

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table details the retrospective application impact on previously reported amounts:

At June 28, 2008	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Inventories	$345,493	$(27,003)	$318,490
Other current assets	234,573	512	235,085
Deferred income taxes - liability	26,417	(1,046)	25,371
Retained earnings	375,949	(22,827)	353,122
Accumulated other comprehensive income	21,463	(2,618)	18,845

At December 29, 2007
Inventories	$300,730	$(25,567)	$275,163
Other current assets	146,462	512	146,974
Deferred income taxes - liability	23,715	(1,046)	22,669
Retained earnings	497,299	(22,827)	474,472
Accumulated other comprehensive income	9,983	(1,182)	8,801

Period Ended December 29, 2007
Translation adjustments	$22,305	$(2,154)	$20,151

The following table shows the impact of the accounting principle change on reported balances at December 27, 2008:

At December 27, 2008	Prior to Effect of Accounting Principle Change	Effect of Accounting Principle Change	As Reported

Inventories	$414,824	$(31,743)	$383,081
Other current assets	221,067	512	221,579
Deferred income taxes - liability	36,582	(1,046)	35,536
Retained earnings	334,862	(22,827)	312,035
Accumulated other comprehensive income	7,650	(7,358)	292

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

3.	Acquisition

On September 1, 2008, Coach acquired 100% of its domestic retail businesses in Hong Kong and Macau from the former distributor, the ImagineX group.  The results of the acquired businesses have been included in the consolidated financial statements, within the Direct-to-Consumer segment, since that date.  This acquisition will provide the Company with greater control over the brand in Hong Kong and Macau, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.

The aggregate purchase price of the Hong Kong and Macau businesses was $14,507.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.  Coach is in the process of finalizing the valuations of certain assets; therefore, the allocation of the purchase price is subject to refinement.
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

4.	Purchase of Corporate Headquarters Building

On November 26, 2008, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126,300.  As part of the purchase agreement, Coach paid $103,300 of cash and assumed $23,000 of the outstanding mortgage held by the sellers, which is recorded in long-term debt.  The mortgage bears interest at 4.68% per annum and interest payments are made monthly.  Principal payments begin in July 2009 with the final payment of $21,555 due in June 2013.

5.	Stockholders’ Equity

Activity for the six months ended December 27, 2008 and December 29, 2007 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Retained	Comprehensive	Stockholders'
	Equity	Capital	Earnings	Income (Loss)	Equity

Balances at June 30, 2007	$3,725	$978,664	$940,757	$(12,792)	$1,910,354

Net income	-	-	407,123	-	407,123
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	470	470
Translation adjustments	-	-	-	20,151	20,151
Comprehensive income					427,744

Cumulative effect of change in accounting principle (Note 2)			(22,827)	972	(21,855)
Shares issued for stock options and employee
benefit plans	33	74,553	-	-	74,586
Share-based compensation	-	34,153	-	-	34,153
Excess tax benefit from share-based compensation	-	20,814	-	-	20,814
Repurchase of common stock	(235)	(37,136)	(801,784)	-	(839,155)
Adjustment to adopt FIN 48	-	-	(48,797)	-	(48,797)

Balances at December 29, 2007	$3,523	$1,071,048	$474,472	$8,801	$1,557,844

Balances at June 28, 2008	$3,367	$1,115,041	$353,122	$18,845	$1,490,375

Net income	-	-	362,717	-	362,717
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(13,112)	(13,112)
Translation adjustments	-	-	-	(5,463)	(5,463)
Comprehensive income					344,142

Shares issued for stock options and employee
benefit plans	9	2,107	-	-	2,116
Share-based compensation	-	31,972	-	-	31,972
Excess tax benefit from share-based compensation	-	1,354	-	-	1,354
Repurchase of common stock	(166)	-	(403,621)	-	(403,787)
Adjustment to adopt SFAS 158 measurement date
provision, net of tax	-	-	(183)	22	(161)

Balances at December 27, 2008	$3,210	$1,150,474	$312,035	$292	$1,466,011

The components of accumulated other comprehensive income are as follows:

	Period Ended
	December 27,	June 28,
	2008	2008

Cumulative translation adjustments	$7,432	$12,895
Unrealized (losses)/gains on cash flow hedging derivatives, net of taxes of $(4,233) and $4,762	(6,169)	6,943
Pension liability adjustments, net of taxes of
$672 and $657	(971)	(993)
Accumulated other comprehensive income	$292	$18,845

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net income from continuing operations	$216,906	$252,317	$362,717	$407,103

Total weighted-average basic shares	323,655	362,167	327,881	366,412

Dilutive securities:
Employee benefit and
share award plans	41	617	250	671
Stock option programs	1,472	3,785	1,585	5,079

Total weighted-average diluted shares	325,168	366,569	329,716	372,162

Income from continuing operations per share:
Basic	$0.67	$0.70	$1.11	$1.11
Diluted	$0.67	$0.69	$1.10	$1.09

At December 27, 2008, options to purchase 24,830 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $19.35 to $51.56, were greater than the average market price of the common shares.

At December 29, 2007, options to purchase 4,825 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $38.82 to $51.56, were greater than the average market price of the common shares.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

7.	Share-Based Compensation

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement:

	Quarter Ended		Six Months Ended

	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Share-based compensation expense	$18,734	$17,747	$31,972	$34,153
Income tax benefit related to
share-based compensation expense	6,706	6,601	11,359	12,840

Stock Options

A summary of option activity under the Coach option plans as of December 27, 2008 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at June 28, 2008	28,655	$29.44
Granted	4,925	26.08
Exercised	(437)	12.89
Forfeited or expired	(1,191)	33.58
Outstanding at December 27, 2008	31,952	$28.99
Vested and expected to vest at December 27, 2008	31,542	$28.99
Exercisable at December 27, 2008	20,287	$27.44

At December 27, 2008, $77,755 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2009 and fiscal 2008 was $8.39 and $11.05, respectively.  The total intrinsic value of options exercised during the first six months of fiscal 2009 and fiscal 2008 was $6,765 and $59,442, respectively.  The total cash received from these option exercises was $5,633 and $79,454, respectively, and the actual tax benefit realized from these option exercises was $2,667 and $23,023, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended December 27, 2008:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at June 28, 2008	1,588	$33.98
Granted	1,529	25.70
Vested	(484)	25.28
Forfeited	(44)	34.25
Non-vested at December 27, 2008	2,589	$30.71

At December 27, 2008, $52,060 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average grant-date fair value of share awards granted during the first six months of fiscal 2009 and fiscal 2008 was $25.70 and $44.88, respectively.  The total fair value of shares vested during the first six months of fiscal 2009 and fiscal 2008 was $13,842 and $14,026, respectively.

8.	Fair Value Measurements

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s SFAS 157 financial assets and liabilities at December 27, 2008:

	Level 2	Level 3
Assets:
Long-term investment - auction rate security (a)	$-	$6,000
Total	$-	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$13,810	$-
Derivative liabilities - cross-currency swap (c)	-	47,815
Total	$13,810	$47,815

(a) The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.

(b) The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations as a result of Coach Japan's U.S. dollar-denominated inventory purchases.  The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for counterparty or the Company’s credit risk.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

As of December 27, 2008 and June 28, 2008, the Company’s investments included an auction rate security (“ARS”), classified as a long-term investment as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This auction rate security is currently rated AA, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  The table below presents the changes in the fair value of the auction rate security for the first six months of fiscal 2009 ended December 27, 2008:

Auction Rate Security
Balance at June 28, 2008	$8,000
Unrealized other-than-temporary loss,
recognized in selling, general and administrative expenses	(2,000)
Balance at December 27, 2008	$6,000

As of December 27, 2008 and June 28, 2008, the fair value of the Company’s cross-currency swap derivative was included within accrued liabilities.  The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swap for the first six months of fiscal 2009 ended December 27, 2008:

Cross-Currency Swap
Balance at June 28, 2008	$5,540
Unrealized loss, recognized in accumulated other comprehensive income	42,275
Balance at December 27, 2008	$47,815

9.	Commitments and Contingencies

At December 27, 2008, the Company had letters of credit outstanding totaling $109,734.  The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

10.	Derivative Instruments and Hedging Activities

Hedging activity affected accumulated other comprehensive income, net of tax, as follows:

	Period Ended
	December 27,	June 28,
	2008	2008

Balance at beginning of period	$6,943	$1,161
Net (gains)/losses transferred to earnings	(979)	2,411
Change in fair value, net of tax expense	(12,133)	3,371
Balance at end of period	$(6,169)	$6,943

Based on foreign currency exchange rates in effect at the end of the first six months of fiscal 2009, the Company expects that $14,458 of net derivative losses included in accumulated other comprehensive income at December 27, 2008 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the yen exchange rate.

11.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first six months of fiscal 2009 ended December 27, 2008, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at June 28, 2008	$247,602	$1,516	$249,118

Acquisition of Hong Kong & Macau retail businesses	3,554	-	3,554

Foreign exchange impact	41,060	-	41,060

Goodwill balance at December 27, 2008	$292,216	$1,516	$293,732

At December 27, 2008 and June 28, 2008, intangible assets not subject to amortization consisted of $9,788 of trademarks.

12.	Retirement Plans

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended		Six Months Ended

	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Service cost	$279	$189	$533	$372
Interest cost	106	96	210	191
Expected return on plan assets	(89)	(79)	(178)	(158)
Recognized actuarial loss	37	65	74	130

Net periodic pension cost	$333	$271	$639	$535

13.	Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect.  The Company's reportable segments represent channels of distribution that offer similar merchandise and service and utilize similar marketing strategies.  Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong and Macau, the Internet and the Coach catalog constitute the Direct-to-Consumer segment.  The Indirect segment includes sales of Coach products to other retailers and royalties earned on licensed product.  In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the sales and operating income of these segments.  Operating income is the gross margin of the segment less direct expenses of the segment.  Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

In connection with the acquisition of the retail businesses in Hong Kong and Macau, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment.  Accordingly, prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended December 27, 2008

Net sales	$817,521	$142,735	$-	$960,256
Operating income (loss)	335,393	82,445	(69,475)	348,363
Income (loss) before provision for
income taxes and discontinued operations	335,393	82,445	(68,943)	348,895
Depreciation and amortization expense	21,040	2,559	6,802	30,401
Additions to long-lived assets	8,515	6,202	141,108	155,825

Quarter Ended December 29, 2007

Net sales	$802,512	$175,505	$-	$978,017
Operating income (loss)	378,929	113,626	(89,492)	403,063
Income (loss) before provision for
income taxes and discontinued operations	378,929	113,626	(78,924)	413,631
Depreciation and amortization expense	15,772	2,450	6,189	24,411
Additions to long-lived assets	15,545	5,505	8,680	29,730

Six Months Ended December 27, 2008

Net sales	$1,409,757	$303,028	$-	$1,712,785
Operating income (loss)	551,053	182,641	(151,845)	581,849
Income (loss) before provision for
income taxes and discontinued operations	551,053	182,641	(148,667)	585,027
Depreciation and amortization expense	42,401	5,007	13,684	61,092
Additions to long-lived assets	35,224	4,278	147,680	187,182

Six Months Ended December 29, 2007

Net sales	$1,313,294	$341,441	$-	$1,654,735
Operating income (loss)	589,210	222,172	(169,561)	641,821
Income (loss) before provision for
income taxes and discontinued operations	589,210	222,172	(143,997)	667,385
Depreciation and amortization expense	32,758	4,688	11,693	49,139
Additions to long-lived assets	58,154	10,115	14,320	82,589

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended

	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Production variances	$3,321	$2,730	$9,118	$6,976
Advertising, marketing and design	(38,890)	(33,867)	(76,796)	(63,283)
Administration and
information systems	(20,312)	(46,186)	(58,396)	(90,106)
Distribution and customer service	(13,594)	(12,169)	(25,771)	(23,148)

Total corporate unallocated	$(69,475)	$(89,492)	$(151,845)	$(169,561)

14.	Recent Accounting Developments

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 related to financial assets and liabilities in the first quarter of fiscal 2009.  The adoption of these provisions did not have a material impact on our consolidated financial statements.  The remaining provisions of SFAS 157 are effective for the first quarter of the fiscal year that will end on July 3, 2010.  For further information about the fair value measurements of our financial assets and liabilities see Note 8.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for Coach’s financial statements issued for the interim period that will begin on December 28, 2008.  The Company is currently evaluating the impact of SFAS 161 on the Company’s consolidated financial statements.

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

On December 30, 2008, the FASB staff issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this FSP to have a material impact on the Company’s consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document.  When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.  The fiscal year ending June 27, 2009 (“fiscal 2009”) will be a 52-week period.  The fiscal year ending July 3, 2010 (“fiscal 2010”) will be a 53-week period.

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men.  Our product offerings include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance.  Coach operates in two segments: Direct-to-Consumer and Indirect.  The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong and Macau, the Internet and the Coach catalog.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and licensing revenue.  As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to drive growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on our direct retail distribution in North America, Japan, and China, and improved productivity.  To that end, we are focused on four key initiatives:

•
Build market share in the North American women’s accessories market.  As part of our culture of innovation and continuous improvement we are implementing a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience.  These initiatives will enable us to continue to leverage our leadership position in the market.

•
Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in existing markets.  We believe that North America can support about 500 retail stores in total, including up to 30 in Canada.  During fiscal 2009, we plan to open 40 retail stores, of which 13 will be in new markets.  As a result of the current economic environment, we currently plan to open approximately 20 new retail stores in fiscal 2010, of which 13 will be in new markets.  The pace of our new retail store openings will depend upon the economic environment and reflect opportunities in the marketplace.

•	Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 locations in total.

•
Raise brand awareness in emerging markets to build the foundation for substantial sales in the future.  Specifically, China, Korea and other such geographies are increasing in importance as the handbag and accessories category grows in these areas.  In September 2008, Coach successfully completed the first phase of our acquisition of our retail businesses in China, transitioning eight stores in Hong Kong and two stores in Macau.  We expect to complete the acquisition of our retail business in mainland China in the fourth quarter of fiscal 2009.

We believe the growth strategies outlined above will allow us to deliver long-term returns on our investments and drive increased cash flows from operating activities.  However, the current macroeconomic environment has created a very challenging retail market in which it is difficult to achieve productivity gains.  The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control.  Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which reduces our reliance upon our full-price U.S. business.  With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage through this economic downturn.

SECOND QUARTER OF FISCAL 2009

The key metrics of the second quarter of fiscal 2009 were:

•	Earnings per diluted share fell 3.0% to $0.67.

•	Net sales decreased 1.8% to $960.3 million.

•	Direct-to-consumer sales rose 1.9% to $817.6 million.

•	Comparable store sales in North America declined 13.2%, primarily due to the challenging retail environment which resulted in decreased traffic in our full-priced stores.

•	Coach Japan sales, when translated into U.S. dollars, rose 15.4% to $191.3 million. This increase includes a 16.2% positive impact from currency translation.

•
In North America, Coach opened six new retail stores and three new factory stores, bringing the total number of retail and factory stores to 324 and 106, respectively, at the end of the second quarter of fiscal 2009.  We also expanded two retail stores and one factory store in North America.

•	In Japan, Coach opened two new locations, bringing the total number of Coach Japan-operated locations at the end of the second quarter of fiscal 2009 to 155.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2009 COMPARED TO SECOND QUARTER FISCAL 2008

The following table summarizes results of operations for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008:

	Quarter Ended
	December 27, 2008		December 29, 2007		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$960.3	100.0%	$978.0	100.0%	$(17.7)	(1.8)%

Gross profit	692.0	72.1	737.3	75.4	(45.3)	(6.1)

Selling, general and
administrative expenses	343.7	35.8	334.2	34.2	9.5	2.8

Operating income	348.4	36.3	403.1	41.2	(54.7)	(13.6)

Interest income, net	0.5	0.1	10.6	1.1	(10.1)	(95.3)

Provision for income taxes	132.0	13.7	161.3	16.5	(29.3)	(18.2)

Income from continuing operations	216.9	22.6	252.3	25.8	(35.4)	(14.0)

Income from continuing operations per share:
Basic	$0.67		$0.70		$(0.03)	(3.8)%
Diluted	$0.67		$0.69		$(0.02)	(3.0)%

Net Sales

Net sales by business segment in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	December 27,	December 29,	Rate of	December 27,	December 29,
	2008	2007	Increase	2008	2007
	(dollars in millions)

Direct-to-Consumer	$817.6	$802.5	1.9%	85.1%	82.1%
Indirect	142.7	175.5	(18.7)	14.9	17.9
Total net sales	$960.3	$978.0	(1.8)%	100.0%	100.0%

Direct-to-Consumer

Net sales increased 1.9% to $817.6 million during the second quarter of fiscal 2009 from $802.5 million during the same period in fiscal 2008, driven by sales from new and expanded stores, partially offset by a decline in comparable store sales.

In North America, net sales decreased 1.3% as a result of a 13.2% decline in comparable store sales, which was substantially offset by sales from new and expanded stores.  Since the end of the second quarter of fiscal 2008, Coach opened 42 net new retail stores and seven new factory stores, and expanded 13 retail stores and 16 factory stores in North America.  In Japan, net sales increased 15.4% as a result of an approximately $26.9 million or 16.2% positive impact from foreign currency exchange.  Since the end of the second quarter of fiscal 2008, Coach opened 13 net new locations and expanded seven locations in Japan.

Indirect

Net sales decreased 18.7% to $142.7 million in the second quarter of fiscal 2009 from $175.5 million during the same period of fiscal 2008.  The decrease was driven primarily by an 18.0% decrease in U.S. wholesale as the Company reduced shipments into U.S. department stores in order to manage customer inventory levels as the channel continued to experience weakening sales.  International shipments also declined 11%; however, international point-of-sale sales rose slightly, driven by an increase in location square footage.  Licensing revenue of approximately $4.6 million and $7.5 million in the second quarter of fiscal 2009 and fiscal 2008, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 13.6% to $348.4 million in the second quarter of fiscal 2009 as compared to $403.1 million in the second quarter of fiscal 2008.  Operating margin decreased to 36.3% as compared to 41.2% in the same period of the prior year, as gross margin declined while selling, general, and administrative expenses increased.

Gross profit decreased 6.1% to $692.0 million in the second quarter of fiscal 2009 from $737.3 million during the same period of fiscal 2008.  Gross margin was 72.1% in the second quarter of fiscal 2009 as compared to 75.4% during the same period of fiscal 2008.  The change in gross margin was driven primarily by promotional activities in Coach-operated North American factory stores and channel mix.  Gross margin was also negatively impacted by our sharper pricing initiative, in which retail prices on handbags and women’s accessories have been reduced in response to consumers’ reluctance to spend, and an increase in average unit cost.

Selling, general and administrative expenses increased 2.8% to $343.7 million in the second quarter of fiscal 2009 as compared to $334.2 million in the second quarter of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses increased to 35.8% during the second quarter of fiscal 2009 as compared to 34.2% during the second quarter of fiscal 2008.  The increase as a percentage of sales was primarily driven by the further deleveraging of expenses as cost cutting initiatives did not keep pace with the lower-than-expected net sales, investment spending associated with the acquisition of our retail businesses in Hong Kong and Macau and new business initiatives.

Selling expenses were $265.0 million, or 27.6% of net sales, in the second quarter of fiscal 2009 compared to $234.1 million, or 24.0% of net sales, in the second quarter of fiscal 2008.  The dollar increase in selling expenses was primarily due to operating expenses of Coach China and an increase in operating expenses of Coach Japan and North American stores.  The second quarter of fiscal 2009 includes operating expenses of the newly formed Coach China, which consisted of investments in stores, marketing, organization and infrastructure.  The increase in Coach Japan operating expenses was driven by the impact of foreign currency exchange rates which increased reported expenses by approximately $11.3 million.  The increase in North American store expenses was primarily attributable to expenses from new and expanded stores opened since the end of the second quarter of fiscal 2008.

Advertising, marketing, and design costs were $44.0 million, or 4.6% of net sales, in the second quarter of fiscal 2009, compared to $41.0 million, or 4.2% of net sales, during the same period of fiscal 2008.  The increase in advertising, marketing and design costs was primarily due to increased staffing costs, design expenditures, and development costs for new business initiatives.

Distribution and consumer service expenses were $14.4 million, or 1.5% of net sales, in the second quarter of fiscal 2009, compared to $12.9 million, or 1.3%, in the second quarter of fiscal 2008.  The increase in distribution and consumer service expenses was the result of an increase in fixed occupancy costs related to the expansion of our distribution center that was completed in August 2008.

Administrative expenses were $20.3 million, or 2.1% of net sales, in the second quarter of fiscal 2009 compared to $46.2 million, or 4.7% of net sales, during the same period of fiscal 2008.  The decrease in administrative expenses was primarily due to a decrease in performance-based compensation expense and lower rent expense as a result of the purchase of our corporate headquarters building.

Interest Income, Net

Net interest income was $0.5 million in the second quarter of fiscal 2009 as compared to $10.6 million in the second quarter of fiscal 2008.  This decrease reflects lower returns on our investments due to lower interest rates and lower average cash balances.

Provision for Income Taxes

The effective tax rate was 37.8% in the second quarter of fiscal 2009 as compared to 39.0% in the second quarter of fiscal 2008.  The decrease in the effective tax rate is primarily attributable to an increase in foreign-source income, which is taxed at a lower rate.

Income from Operations

Net income from continuing operations was $216.9 million in the second quarter of fiscal 2009 as compared to $252.3 million in the second quarter of fiscal 2008.  This decrease was primarily due to a decline in operating income and interest income, net, partially offset by a lower provision for income taxes.

FIRST SIX MONTHS FISCAL 2009 COMPARED TO FIRST SIX MONTHS FISCAL 2008

The following table summarizes results of operations for the first six months of fiscal 2009 compared to the first six months of fiscal 2008:

	Six Months Ended
	December 27, 2008		December 29, 2007		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,712.8	100.0%	$1,654.7	100.0%	$58.1	3.5%

Gross profit	1,250.2	73.0	1,255.5	75.9	(5.3)	(0.4)

Selling, general and
administrative expenses	668.4	39.0	613.7	37.1	54.7	8.9

Operating income	581.8	34.0	641.8	38.8	(60.0)	(9.3)

Interest income, net	3.2	0.2	25.6	1.5	(22.4)	(87.5)

Provision for income taxes	222.3	13.0	260.3	15.7	(38.0)	(14.6)

Income from
continuing operations	362.7	21.2	407.1	24.6	(44.4)	(10.9)

Income from continuing operations per share:
Basic	$1.11		$1.11		$(0.00)	(0.4)%
Diluted	$1.10		$1.09		$0.01	0.6%

Net Sales

Net sales by business segment in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 were as follows:

	Six Months Ended
	(unaudited)

				Percentage of
	Net Sales			Total Net Sales

	December 27,	December 29,	Rate of	December 27,	December 29,
	2008	2007	Increase	2008	2007
	(dollars in millions)

Direct-to-Consumer	$1,409.8	$1,313.3	7.3%	82.3%	79.4%
Indirect	303.0	341.4	(11.2)	17.7	20.6
Total net sales	$1,712.8	$1,654.7	3.5%	100.0%	100.0%

Direct-to-Consumer

Net sales increased 7.3% to $1.4 billion during the first six months of fiscal 2009 from $1.3 billion during the same period in fiscal 2008, driven by sales from new and expanded stores, partially offset by a decline in comparable store sales.

In North America, net sales increased 5.1% as sales from new and expanded stores were partially offset by an 8.2% decline in comparable store sales.  Since the end of the first six months of fiscal 2008, Coach opened 42 net new retail stores and seven new factory stores, and expanded 13 retail stores and 16 factory stores in North America.  In Japan, net sales increased 18.1% driven primarily by an approximately $38.9 million or 14.0% increase as a result of foreign currency exchange, and by sales from new and expanded stores.  Since the end of the first six months of fiscal 2008, Coach opened 13 net new locations and expanded seven locations in Japan.

Indirect

Net sales decreased 11.2% to $303.0 million in the first six months of fiscal 2009 from $341.4 million during the same period of fiscal 2008.  The decrease was driven primarily by a 13.9% decrease in U.S. wholesale as the Company reduced shipments into U.S. department stores in order to manage customer inventory levels as the channel continued to experience weakening sales.  This decrease was partially offset by a 1.9% increase in Coach international.  Licensing revenue of approximately $8.9 million and $11.6 million in the first six months of fiscal 2009 and fiscal 2008, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 9.3% to $581.8 million in the first six months of fiscal 2009 as compared to $641.8 million in the first six months of fiscal 2008.  Operating margin decreased to 34.0% as compared to 38.8% in the same period of the prior year, as gross margin declined while selling, general, and administrative expenses increased.

Gross profit was $1.3 billion in the first six months of fiscal 2009 and fiscal 2008.  Gross margin was 73.0% in the first six months of fiscal 2009 as compared to 75.9% during the same period of fiscal 2008.  The change in gross margin was driven primarily by promotional activities in Coach-operated North American factory stores and channel mix.  Gross margin was also negatively impacted by our sharper pricing initiative, in which retail prices on handbags and women’s accessories have been reduced in response to consumers’ reluctance to spend, and an increase in average unit cost.

Selling, general and administrative expenses increased 8.9% to $668.4 million in the first six months of fiscal 2009 as compared to $613.7 million in the first six months of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses increased to 39.0% during the first six months of fiscal 2009 as compared to 37.1% during the first six months of fiscal 2008.  The increase as a percentage of sales was primarily driven by deleveraging of expenses as cost cutting initiatives did not keep pace with the lower-than-expected sales, investment spending associated with the acquisition of our retail businesses in Hong Kong and Macau and new business initiatives.

Selling expenses were $497.4 million, or 29.0% of net sales, in the first six months of fiscal 2009 compared to $426.0 million, or 25.8% of net sales, in the first six months of fiscal 2008.  The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores, Coach Japan and the newly formed Coach China.  The increase in North American store expenses was primarily attributable to expenses from new and expanded stores opened since the end of the first six months of fiscal 2008.  The increase in Coach Japan operating expenses was driven by the impact of foreign currency exchange rates which increased reported expenses by approximately $16.6 million.  Finally, the first six months of fiscal 2009 includes operating expenses of Coach China, which consisted of investments in stores, marketing, organization and infrastructure.

Advertising, marketing, and design costs were $85.4 million, or 5.0% of net sales, in the first six months of fiscal 2009, compared to $73.1 million, or 4.4% of net sales, during the same period of fiscal 2008.  The increase in advertising, marketing and design costs was primarily due to increased staffing costs, design expenditures, and development costs for new business initiatives.

Distribution and consumer service expenses were $27.2 million, or 1.6% of net sales, in the first six months of fiscal 2009, compared to $24.5 million, or 1.5%, in the first six months of fiscal 2008.  The increase in distribution and consumer service expenses was the result of an increase in fixed occupancy costs related to the expansion of our distribution center that was completed in August 2008.

Administrative expenses were $58.4 million, or 3.4% of net sales, in the first six months of fiscal 2009 compared to $90.1 million, or 5.4% of net sales, during the same period of fiscal 2008.  The decrease in administrative expenses was primarily due to a decrease in performance-based and share-based compensation and lower rent expense as a result of the purchase of our corporate headquarters building.

Interest Income, Net

Net interest income was $3.2 million in the first six months of fiscal 2009 as compared to $25.6 million in the first six months of fiscal 2008.  This decrease was primarily due to lower returns on our investments due to lower interest rates and lower average cash balances.

Provision for Income Taxes

The effective tax rate was 38.0% in the first six months of fiscal 2009 as compared to 39.0% in the first six months of fiscal 2008.  The decrease in the effective tax rate is primarily attributable to an increase in foreign-source income, which is taxed at a lower rate.

Income from Operations

Net income from continuing operations was $362.7 million in the first six months of fiscal 2009 as compared to $407.1 million in the first six months of fiscal 2008.  This decrease was primarily due to a decline in operating income and interest income, net, partially offset by a lower provision for income taxes.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $332.0 million in the first six months of fiscal 2009 compared to $514.9 million in the first six months of fiscal 2008.  The decrease of $182.9 million was primarily the result of a $55.8 million and $46.9 million greater increase in the current year in inventories and trade accounts receivable, respectively, and a decrease of $44.4 million in net income.  The increase in inventory was primarily attributable to a higher average unit cost.  The increase in trade accounts receivable was attributable to timing of shipments to wholesale customers and an increase in credit-card receivables due to the timing of retail sales.  The remaining change in net cash provided by operating activities was due to changes in other operating assets and liabilities that were attributable to normal operating conditions.

Net cash used in investing activities was $202.7 million in the first six months of fiscal 2009 compared to $521.2 million provided by investing activities in the first six months of fiscal 2008.  The $723.9 million change was primarily attributable to a $607.7 million decrease in the net proceeds from maturities of investments, a $103.3 million use of cash related to the purchase of Coach’s corporate headquarters building and a $14.5 million use of cash related to the acquisition of our retail businesses in Hong Kong and Macau.

Net cash used in financing activities was $398.7 million in the first six months of fiscal 2009 as compared to $725.6 million in the first six months of fiscal 2008.  The decrease of $326.9 million in net cash used was attributable to a $435.4 million decrease in funds expended to repurchase common stock in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.  This decrease was partially offset by a $77.3 million decrease in proceeds from the exercise of share-based compensation, a $19.5 million decrease in the excess tax benefit from share-based compensation and an $11.7 million decrease in net borrowings on revolving credit facilities.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first six months of fiscal 2009 and fiscal 2008, there were no borrowings under the Bank of America facility.  As of December 27, 2008 and June 28, 2008, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At December 27, 2008, the commitment fee was 6 basis points and the LIBOR margin was 20 basis points.

The Bank of America facility contains various covenants and customary events of default.  The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 7.4 billion yen or approximately $81.5 million at December 27, 2008.  Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.  As of December 27, 2008 and June 28, 2008, there were no outstanding borrowings under these facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited maintains a credit facility that allows a maximum borrowing of $2 million at December 27, 2008.  Interest is 120% of the People's Bank of China rate.  At December 27, 2008 and June 28, 2008, the Company had outstanding borrowings under this facility of $1.9 million and $0, respectively.

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

During the first six months of fiscal 2009 and fiscal 2008, the Company repurchased and retired 16.6 million and 23.5 million shares of common stock, respectively, at an average cost of $24.35 and $35.70 per share, respectively.

As of December 27, 2008, $759.6 million remained available for future repurchases under the existing program.

Liquidity and Capital Resources

We expect that fiscal 2009 capital expenditures will be approximately $280 million and will relate primarily to new stores and expansions in North America, Japan and China.  We will also continue to invest in department store and distributor locations and corporate infrastructure.  This projection includes $103.3 million related to the purchase of the Company’s corporate headquarters building in New York City.  These investments will be financed primarily from on hand cash and operating cash flows. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations, international expansion opportunities and investments in corporate infrastructure.  We expect fiscal 2010 capital expenditures to decline as a result of fewer store openings and the suspension of retail store expansions.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first six months of fiscal 2009, Coach purchased approximately $527 million of inventory, which was funded by operating cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 28, 2008 are those that depend most heavily on these judgments and estimates.  As of December 27, 2008, there have been no material changes to any of the critical accounting policies contained therein, except for the change in accounting with respect to inventories of Coach Japan.  See Note 2 for further information.

Recent Accounting Developments

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 related to financial assets and liabilities in the first quarter of fiscal 2009.  The adoption of these provisions did not have a material impact on our consolidated financial statements.  The remaining provisions of SFAS 157 are effective for the first quarter of fiscal 2010, which will begin on June 28, 2009.  For further information about the fair value measurements of our financial assets and liabilities see Note 8.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for Coach’s financial statements issued for the interim period that will begin on December 28, 2008.  The Company is currently evaluating the impact of SFAS 161 on the Company’s consolidated financial statements.

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

On December 30, 2008, the FASB staff issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this FSP to have a material impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s non-licensed product needs are purchased from independent manufacturers in countries other than the United States.  These countries include China, Italy, Hong Kong, India, Thailand, Turkey, Philippines, Vietnam, Mauritius, Spain, and Taiwan.  Additionally, sales are made through international channels to third party distributors.  However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk.

In Japan, Coach is exposed to market risk from foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar denominated inventory purchases.  Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $231.0 million U.S. dollar-denominated fixed rate intercompany loan from Coach.  To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate.  The loan matures in 2010, at which point the swap requires an exchange of yen and U.S. dollar based principals.

The fair value of open foreign currency derivatives included in current assets at December 27, 2008 and June 28, 2008 was $0 and $7.9 million, respectively.  The fair value of open foreign currency derivatives included in current liabilities at December 27, 2008 and June 28, 2008 was $61.6 million and $5.5 million, respectively.  The fair value of these contracts is sensitive to changes in yen exchange rates as well as credit risk.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  At December 27, 2008 and June 28, 2008, the Company’s investments, classified as available-for-sale, consisted of an auction rate security, valued at $6.0 million and $8.0 million, respectively.  During the first six months of fiscal 2009, the Company recorded a $2.0 million loss on the auction rate security based on its change in fair value.  As auction rate securities’ adjusted book value equals its fair value, there were no unrealized gains or losses associated with these investments.

As of December 27, 2008, the Company had outstanding borrowings on its revolving credit facilities of $1.9 million.  The Company does not expect any significant borrowings against the facilities in the foreseeable future.  However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of December 27, 2008, Coach’s outstanding long-term debt, including the current portion, was $25.6 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of December 27, 2008.

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

PART II – OTHER INFORMATION

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

ITEM 1A.   Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition.  Set forth below is an additional risk factor that we have recently identified in light of the current economic conditions.

The current economic conditions could materially adversely affect our financial condition and results of operations.

The current economic crisis is having a significant negative impact on businesses around the world. Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, unemployment, consumer credit availability, fuel and energy costs, global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.

Demand for our products is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. The downturn in the economy may continue to affect consumer purchases of our products for the foreseeable future and adversely impact our results of operations.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the second quarter of fiscal 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (9/28/08 - 11/1/08)	1,101	$18.17	1,101	$843,003
Period 5 (11/2/08 - 11/29/08)	4,952	16.84	4,952	759,623
Period 6 (11/30/08 - 12/27/08)	-	-	-	759,623
Total	6,053	$17.08	6,053

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
August 25, 2008	$ 1.0 billion	June 2010

ITEM 4.	Submission of Matters to a Vote of Security Holders

In connection with the 2008 Annual Meeting of Stockholders held on October 30, 2008, stockholders were asked to vote with respect to two proposals. A total of 285,410,535 votes were cast as follows:

Proposal Number 1 - Election of Directors - The following persons received that number of votes set forth next to their respective names:

Director	Votes For	Votes Withheld
Lew Frankfort	270,439,664	14,970,871
Susan Kropf	199,384,615	86,025,920
Gary Loveman	199,296,338	86,114,197
Ivan Menezes	191,134,828	94,275,707
Irene Miller	197,343,479	88,067,056
Keith Monda	272,109,307	13,301,228
Michael Murphy	183,504,519	101,906,016
Jide Zeitlin	198,341,804	87,068,731

Proposal Number 2 – Amendment of the Coach, Inc. Performance-Based Annual Incentive Plan:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
231,042,023	8,665,379	176,979	45,526,154

ITEM 6.	Exhibits

(a)	Exhibits

18
Letter re: change in accounting principle, dated October 31, 2008, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated:  February 4, 2009