Form 10-Q
period 2009-03-28
COACH INC
filed 2009-05-06
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

On May 1, 2009, the Registrant had 317,583,813 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 28,	June 28,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$551,267	$698,905
Trade accounts receivable, less allowances of $6,568 and $7,717, respectively	127,148	106,738
Inventories	357,670	318,490
Other current assets	195,230	235,085
Total current assets	1,231,315	1,359,218

Long-term investments	6,000	8,000
Property and equipment, net	587,108	464,226
Goodwill and other intangible assets	282,729	258,906
Deferred income taxes	110,257	81,346
Other assets	98,592	75,657
Total assets	$2,316,001	$2,247,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$67,623	$134,726
Accrued liabilities	348,160	315,930
Revolving credit facilities	1,896	-
Current portion of long-term debt	594	285
Total current liabilities	418,273	450,941

Long-term debt	24,986	2,580
Other liabilities	300,219	278,086
Deferred income taxes	30,609	25,371
Total liabilities	774,087	756,978

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 317,533,772 and 336,728,851 shares, respectively	3,175	3,367
Additional paid-in-capital	1,167,547	1,115,041
Retained earnings	376,931	353,122
Accumulated other comprehensive (loss) income	(5,739)	18,845
Total stockholders' equity	1,541,914	1,490,375
Total liabilities and stockholders' equity	$2,316,001	$2,247,353

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net sales	$739,939	$744,522	$2,452,724	$2,399,257

Cost of sales	214,876	186,204	677,432	585,446

Gross profit	525,063	558,318	1,775,292	1,813,811

Selling, general and administrative expenses	339,686	301,626	1,008,066	915,298

Operating income	185,377	256,692	767,226	898,513

Interest (expense) income, net	(121)	9,547	3,057	35,111

Income before provision for income taxes	185,256	266,239	770,283	933,624

Provision for income taxes	70,397	103,827	292,707	364,109

Income from continuing operations	114,859	162,412	477,576	569,515

(Loss) income from discontinued operations,
net of income taxes	-	(4)	-	16

Net income	$114,859	$162,408	$477,576	$569,531

Net income per share

Basic
Continuing operations	$0.36	$0.47	$1.47	$1.58
Discontinued operations	-	(0.00)	-	0.00
Net income	$0.36	$0.47	$1.47	$1.58

Diluted
Continuing operations	$0.36	$0.46	$1.46	$1.56
Discontinued operations	-	(0.00)	-	0.00
Net income	$0.36	$0.46	$1.46	$1.56

Shares used in computing net income per share
Basic	320,163	348,125	325,481	360,507
Diluted	321,355	351,593	327,102	365,497

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	March 28,	March 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$477,576	$569,531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91,823	74,948
Provision for bad debt	1,987	1,034
Share-based compensation	49,656	50,473
Excess tax benefit from share-based compensation	(1,157)	(21,537)
Deferred income taxes	658	(36,875)
Other, net	7,195	(4,981)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(17,809)	(29,458)
(Increase) decrease in inventories	(33,615)	6,230
Decrease (increase) in other assets	12,529	(27,132)
(Decrease) increase in other liabilities	(3,066)	11,571
Decrease in accounts payable	(70,580)	(53,778)
Increase in accrued liabilities	23,759	60,295
Net cash provided by operating activities	538,956	600,321

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(14,507)	-
Purchases of property and equipment	(111,460)	(119,777)
Purchase of corporate headquarters building	(103,300)	-
Purchases of investments	-	(162,300)
Proceeds from maturities and sales of investments	-	782,460
Net cash (used in) provided by investing activities	(229,267)	500,383

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(453,786)	(1,166,600)
Repayment of long-term debt	(285)	(235)
Borrowings on revolving credit facilities, net	1,896	9,563
Proceeds from share-based awards, net	1,703	80,984
Excess tax benefit from share-based compensation	1,157	21,537
Net cash used in financing activities	(449,315)	(1,054,751)

Effect of changes in foreign exchange rates on cash and cash equivalents	(8,012)	5,291

(Decrease) increase in cash and cash equivalents	(147,638)	51,244
Cash and cash equivalents at beginning of period	698,905	556,956
Cash and cash equivalents at end of period	$551,267	$608,200

Supplemental information:
Cash paid for income taxes	$216,868	$373,783
Cash paid for interest	$652	$590
Non-cash investing activity - property and equipment obligations incurred	$14,366	$24,395
Non-cash financing activity - mortgage debt assumed	$23,000	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter and nine months ended March 28, 2009 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2009 (“fiscal 2009”).

2.	Change in Accounting Principle

Coach’s inventories consist primarily of finished goods and are valued at the lower of cost or market.  On June 29, 2008, the Company changed its method of accounting for inventories in Japan from determining cost using the last-in, first-out (“LIFO”) method to determining cost using the first-in, first-out (“FIFO”) method.  All of the Company’s other operations will continue to be valued at the lower of cost, determined by the FIFO method, or market.  The Company believes this change is preferable as it provides uniformity across the Company’s operations with respect to the method for inventory accounting and better reflects the current value of inventories on the Consolidated Balance Sheets.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table details the retrospective application impact on previously reported amounts:

At June 28, 2008	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Inventories	$345,493	$(27,003)	$318,490
Other current assets	234,573	512	235,085
Deferred income taxes - liability	26,417	(1,046)	25,371
Retained earnings	375,949	(22,827)	353,122
Accumulated other comprehensive income	21,463	(2,618)	18,845

At March 29, 2008
Inventories	$319,655	$(29,015)	$290,640
Other current assets	137,722	512	138,234
Other liabilities - non-current	168,635	(1,046)	167,589
Retained earnings	332,376	(22,827)	309,549
Accumulated other comprehensive income	33,941	(4,630)	29,311

Period Ended March 29, 2008
Translation adjustments	$50,015	$(5,602)	$44,413

The following table shows the impact of the accounting principle change on reported balances at March 28, 2009:

At March 28, 2009	Prior to Effect of Accounting Principle Change	Effect of Accounting Principle Change	As Reported

Inventories	$387,078	$(29,408)	$357,670
Other current assets	194,718	512	195,230
Deferred income taxes - liability	31,655	(1,046)	30,609
Retained earnings	399,758	(22,827)	376,931
Accumulated other comprehensive loss	(716)	(5,023)	(5,739)

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

3.	Acquisition

On September 1, 2008, Coach acquired 100% of its domestic retail businesses in Hong Kong and Macau from the former distributor, the ImagineX group.  The results of the acquired businesses have been included in the consolidated financial statements since September 1, 2008, within the Direct-to-Consumer segment.  This acquisition will provide the Company with greater control over the brand in Hong Kong and Macau, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.

The aggregate purchase price of the Hong Kong and Macau businesses was $14,507.  The following table summarizes the fair values of the assets acquired at the date of acquisition:

Assets Acquired	Fair Value at September 1, 2008
Current assets	$5,099
Fixed assets	3,555
Other assets	2,299
Goodwill	3,554
Total assets acquired	$14,507

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

Activity for the nine months ended March 28, 2009 and March 29, 2008 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at June 30, 2007	$3,725	$978,664	$940,757	$(12,792)	$1,910,354

Net income	-	-	569,531	-	569,531
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(3,282)	(3,282)
Translation adjustments	-	-	-	44,413	44,413
Comprehensive income					610,662

Cumulative effect of change in accounting principle (Note 2)	-	-	(22,827)	972	(21,855)
Shares issued for stock options and employee
benefit plans	36	75,186	-	-	75,222
Share-based compensation	-	50,473	-	-	50,473
Excess tax benefit from share-based compensation	-	21,537	-	-	21,537
Repurchase of common stock	(349)	(37,136)	(1,129,115)	-	(1,166,600)
Adjustment to adopt FIN 48	-	-	(48,797)	-	(48,797)

Balances at March 29, 2008	$3,412	$1,088,724	$309,549	$29,311	$1,430,996

Balances at June 28, 2008	$3,367	$1,115,041	$353,122	$18,845	$1,490,375

Net income	-	-	477,576	-	477,576
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(9,109)	(9,109)
Translation adjustments	-	-	-	(15,497)	(15,497)
Comprehensive income					452,970

Shares issued for stock options and employee
benefit plans	10	1,693	-	-	1,703
Share-based compensation	-	49,656	-	-	49,656
Excess tax benefit from share-based compensation	-	1,157	-	-	1,157
Repurchase of common stock	(202)	-	(453,584)	-	(453,786)
Adjustment to adopt SFAS 158 measurement date
provision, net of tax	-	-	(183)	22	(161)

Balances at March 28, 2009	$3,175	$1,167,547	$376,931	$(5,739)	$1,541,914

The components of accumulated other comprehensive (loss) income are as follows:

	Period Ended
	March 28, 2009	June 28, 2008

Cumulative translation adjustments	$(2,602)	$12,895
Unrealized (losses)/gains on cash flow hedging derivatives, net of taxes of $(1,491) and $4,762	(2,166)	6,943
Pension liability adjustments, net of taxes of $672 and $657	(971)	(993)
Accumulated other comprehensive (loss) income	$(5,739)	$18,845

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Net income from continuing operations	$114,859	$162,412	$477,576	$569,515

Total weighted-average basic shares	320,163	348,125	325,481	360,507

Dilutive securities:
Employee benefit and share award plans	60	468	187	604
Stock option programs	1,132	3,000	1,434	4,386

Total weighted-average diluted shares	321,355	351,593	327,102	365,497

Income from continuing operations per share:
Basic	$0.36	$0.47	$1.47	$1.58
Diluted	$0.36	$0.46	$1.46	$1.56

At March 28, 2009, options to purchase 27,554 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $17.22 to $51.56, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement:

	Quarter Ended		Nine Months Ended

	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Share-based compensation expense	$17,684	$16,320	$49,656	$50,473
Income tax benefit related to share-based compensation expense	6,282	6,000	17,641	18,840

Stock Options

A summary of option activity under the Coach option plans as of March 28, 2009 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price
Outstanding at June 28, 2008	28,655	$29.44
Granted	4,949	26.02
Exercised	(459)	12.70
Forfeited or expired	(1,340)	33.50
Outstanding at March 28, 2009	31,805	$28.97
Vested and expected to vest at March 28, 2009	31,445	$28.98
Exercisable at March 28, 2009	20,320	27.50

At March 28, 2009, $66,323 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2009 and fiscal 2008 was $8.37 and $10.90, respectively.  The total intrinsic value of options exercised during the first nine months of fiscal 2009 and fiscal 2008 was $6,882 and $62,086, respectively.  The total cash received from these option exercises was $5,828 and $80,984, respectively, and the actual tax benefit realized from these option exercises was $2,708 and $24,035, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended March 28, 2009:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value
Non-vested at June 28, 2008	1,588	$33.98
Granted	1,670	24.67
Vested	(592)	27.15
Forfeited	(58)	33.89
Non-vested at March 28, 2009	2,608	$29.57

At March 28, 2009, $46,796 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first nine months of fiscal 2009 and fiscal 2008 was $24.67 and $41.58, respectively.  The total fair value of shares vested during the first nine months of fiscal 2009 and fiscal 2008 was $15,437 and $17,364, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s SFAS 157 financial assets and liabilities at March 28, 2009:

	Level 2	Level 3
Assets:
Long-term investment - auction rate security (a)	$-	$6,000
Derivative assets - zero-cost collar options (b)	5	-
Total	$5	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$2,353	$-
Derivative liabilities - cross-currency swap (c)	-	28,252
Total	$2,353	$28,252

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

As of March 28, 2009 and June 28, 2008, the Company’s investments included an auction rate security (“ARS”), classified as a long-term investment as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This auction rate security is currently rated A, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  The table below presents the changes in the fair value of the auction rate security during the first nine months of fiscal 2009:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Auction Rate Security
Balance at June 28, 2008	$8,000
Unrealized other-than-temporary loss,
recognized in selling, general and administrative expenses	(2,000)
Balance at March 28, 2009	$6,000

As of March 28, 2009 and June 28, 2008, the fair value of the Company’s cross-currency swap derivative was included within accrued liabilities.  The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swap during the first nine months of fiscal 2009:

Cross-Currency Swap
Balance at June 28, 2008	$5,540
Unrealized loss, recorded in accumulated other comprehensive income	22,712
Balance at March 28, 2009	$28,252

9.	Commitments and Contingencies

At March 28, 2009, the Company had letters of credit outstanding totaling $89,289.  The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims.  Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

10.	Derivative Instruments and Hedging Activities

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations.  However, the Company is exposed to market risk from foreign currency exchange risk related to Coach Japan’s U.S. dollar-denominated inventory purchases and its $231,000 U.S. dollar-denominated fixed rate intercompany loan.  Coach uses derivative financial instruments to manage these risks.  These derivative transactions are in accordance with the Company’s risk management policies.  Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to its inventory purchases.  As of March 28, 2009 and June 28, 2008, $80,442 and $233,873 of foreign currency forward contracts were outstanding.  These contracts have durations no greater than 12 months.  To manage the exchange rate risk related to its intercompany loan, Coach Japan entered into a cross currency swap transaction on July 1, 2005.  The terms of the cross currency swap transaction include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate and an exchange of yen and U.S. dollar based principals when the loan matures in 2010.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  In accordance with SFAS 133, the derivative instruments are designated as cash flow hedges.  The effective portion of gains or losses on the derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  Cash flows on derivatives are included within net cash provided by operating activities.

The following tables provide information related to the Company’s derivatives:

Derivatives designated as hedging	Balance Sheet	Fair Value
instruments under Statement 133	Classification	At March 28, 2009	At June 28, 2009

Foreign exchange contracts	Other Current Assets	$5	$7,906
Total derivative assets		$5	$7,906

Foreign exchange contracts	Accrued Liabilities	$30,605	$5,540
Total derivative liabilities		$30,605	$5,540

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Nine Months Ended
Derivatives in Statement 133 Cash Flow Hedging Relationships	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Foreign exchange contracts	$2,868	$(4,630)	$(9,664)	$(3,298)
Total	$2,868	$(4,630)	$(9,664)	$(3,298)

For the third quarter of fiscal 2009 and fiscal 2008, the amounts above are net of tax of $1,963 and $(3,157), respectively.  For the first nine months of fiscal 2009 and fiscal 2008, the amounts above are net of tax of $(6,633) and $(2,262), respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Gain or (Loss)	Quarter Ended		Nine Months Ended
Reclassified from Accumulated OCI into Income (Effective Portion)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Cost of Sales	$(1,915)	$(1,481)	$(936)	$(27)
Total	$(1,915)	$(1,481)	$(936)	$(27)

During the nine months ended March 28, 2009 and March 29, 2008, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $6,468 of net derivative losses included in accumulated other comprehensive loss at March 28, 2009 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the yen exchange rate.

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	Period Ended
	March 28, 2009	June 28, 2008

Balance at beginning of period	$6,943	$1,161
Net losses transferred to earnings	555	2,411
Change in fair value, net of tax expense	(9,664)	3,371
Balance at end of period	$(2,166)	$6,943

11. Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first nine months of fiscal 2009 ended March 28, 2009, by operating segment, is as follows:

	Direct-to- Consumer	Indirect	Total

Goodwill balance at June 28, 2008	$247,602	$1,516	$249,118
Acquisition of Hong Kong & Macau retail businesses	3,554	-	3,554
Foreign exchange impact	20,269	-	20,269
Goodwill balance at March 28, 2009	$271,425	$1,516	$272,941

At March 28, 2009 and June 28, 2008, intangible assets not subject to amortization consisted of $9,788 of trademarks.

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

The components of net periodic pension cost for the Coach sponsored benefit plans are:

	Quarter Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Service cost	$290	$202	$823	$574
Interest cost	106	96	316	287
Expected return on plan assets	(89)	(79)	(267)	(237)
Recognized actuarial loss	37	67	111	197

Net periodic pension cost	$344	$286	$983	$821

13. Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect.  The Company's reportable segments represent channels of distribution that offer similar merchandise and service and utilize similar marketing strategies.  Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong and Macau, the Internet and the Coach catalog constitute the Direct-to-Consumer segment.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product.  In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the sales and operating income of these segments.  Operating income is the gross margin of the segment less direct expenses of the segment.  Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

In connection with the acquisition of the retail businesses in Hong Kong and Macau, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment.  Accordingly, prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Quarter Ended March 28, 2009

Net sales	$634,033	$105,906	$-	$739,939
Operating income (loss)	211,153	56,381	(82,157)	185,377
Income (loss) before provision for
income taxes and discontinued operations	211,153	56,381	(82,278)	185,256
Depreciation and amortization expense	19,694	2,483	8,554	30,731
Additions to long-lived assets	18,487	783	3,784	23,054

Quarter Ended March 29, 2008

Net sales	$582,274	$162,248	$-	$744,522
Operating income (loss)	229,197	103,089	(75,594)	256,692
Income (loss) before provision for
income taxes and discontinued operations	229,197	103,089	(66,047)	266,239
Depreciation and amortization expense	18,340	2,478	4,991	25,809
Additions to long-lived assets	22,710	2,571	7,229	32,510

Nine Months Ended March 28, 2009

Net sales	$2,043,790	$408,934	$-	$2,452,724
Operating income (loss)	762,206	239,022	(234,002)	767,226
Income (loss) before provision for
income taxes and discontinued operations	762,206	239,022	(230,945)	770,283
Depreciation and amortization expense	62,095	7,490	22,238	91,823
Additions to long-lived assets	53,711	5,061	151,464	210,236

Nine Months Ended March 29, 2008

Net sales	$1,895,568	$503,689	$-	$2,399,257
Operating income (loss)	818,407	325,261	(245,155)	898,513
Income (loss) before provision for
income taxes and discontinued operations	818,407	325,261	(210,044)	933,624
Depreciation and amortization expense	51,098	7,166	16,684	74,948
Additions to long-lived assets	80,864	12,686	21,549	115,099

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Production variances	$8,509	$12,354	$17,627	$19,330
Advertising, marketing and design	(37,390)	(32,818)	(114,186)	(96,101)
Administration and information systems	(40,870)	(44,081)	(99,266)	(134,187)
Distribution and customer service	(12,406)	(11,049)	(38,177)	(34,197)
Total corporate unallocated	$(82,157)	$(75,594)	$(234,002)	$(245,155)

14. Revolving Credit Facility

On February 20, 2009, the Company’s wholly owned subsidiary, Coach Shanghai Limited, entered into a $10,000 revolving credit facility with HSBC Bank Company Limited (the “HSBC facility”).  The HSBC facility expires on January 30, 2010.  Under the HSBC facility, the Company pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility.  Interest is based on the People's Bank of China rate plus 2%, per annum.

The HSBC facility is available for working capital requirements and may be prepaid without penalty or premium.  As of March 28, 2009 and June 28, 2008, there were $1,896 and $0 outstanding borrowings under the HSBC facility, respectively.

The HSBC facility contains various covenants and customary events of default.  Coach Shanghai Limited has been in compliance with all covenants since the inception of the facility.

15. Recent Accounting Developments

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for Coach’s financial statements issued for the interim period of this report.  SFAS 161 did not have a material impact on the Company's consolidated financial statements.  See Note 10 for the required disclosures.

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market.  FSP 157-3 was effective on October 10, 2008.  The Company has adopted the provisions of SFAS 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets.  FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

On December 30, 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this FSP to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP 157-4 to have a material impact on the Company's consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” which amends the interim disclosure requirements in scope for FAS 107, “Disclosures about Fair Value of Financial Instruments”.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

16. Subsequent Event – Acquisition of Mainland China Retail Business

On April 1, 2009, Coach acquired 100% of its domestic retail business in mainland China for approximately $11,000 from the former distributor, the ImagineX group.  The results of the acquired business will be included in the consolidated financial statements, within the Direct-to-Consumer segment, from April 1, 2009 onward.  This acquisition will provide the Company with greater control over the brand in mainland China, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.  Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

17. Subsequent Event – Declaration of Dividend

In April 2009, Coach’s Board of Directors voted to declare a cash dividend, at an expected annual rate of $0.30 per share. The first quarterly payment, of $0.075 per share, will be paid on June 29, 2009 to stockholders of record as of June 8, 2009.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men.  Our product offerings include handbags, women’s and men’s accessories, footwear, outerwear, business cases, sunwear, watches, travel bags, jewelry and fragrance.  Coach operates in two segments: Direct-to-Consumer and Indirect.  The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong and Macau, the Internet and the Coach catalog.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product.  As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to drive growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on our direct retail distribution in North America and China and improved productivity.  To that end, we are focused on four key initiatives:

•
Build market share in the North American women’s accessories market.  As part of our culture of innovation and continuous improvement we are implementing a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience.  These initiatives will enable us to continue to leverage our leadership position in the market.

•
Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in existing markets.  We believe that North America can support about 500 retail stores in total, including up to 30 in Canada.  During fiscal 2009, we plan to open 39 retail stores, of which 13 will be in new markets.  We currently plan to open approximately 20 new retail stores in fiscal 2010, of which 13 will be in new markets.  The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace.

•	Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 locations in total.

•
Raise brand awareness in emerging markets, notably in China, where our brand is taking hold and the category is developing rapidly.  In September 2008, Coach successfully completed the first phase of our acquisition of our retail businesses in China, transitioning eight stores in Hong Kong and two stores in Macau.  The acquisition of our retail business in mainland China was completed in April 2009, transitioning 15 stores.

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

THIRD QUARTER OF FISCAL 2009

The key metrics of the third quarter of fiscal 2009 were:

•	Earnings per diluted share fell 22.6% to $0.36. Excluding one-time charges of $0.03 per diluted share, earnings per diluted share decreased 17.0% to $0.38 per diluted share.

•	Net sales decreased 0.6% to $739.9 million.

•	Direct-to-consumer sales rose 8.9% to $634.0 million.

•	Comparable store sales in North America declined 4.2%, primarily due to the challenging retail environment which resulted in decreased traffic in our full-priced stores.

•	Coach Japan sales, when translated into U.S. dollars, rose 14.2% to $177.0 million. This increase includes a 13.4% positive impact from currency translation.

•
In North America, Coach opened two new retail stores, opened three new factory stores and closed two retail stores, bringing the total number of retail and factory stores to 324 and 109, respectively, at the end of the third quarter of fiscal 2009.  We also expanded one retail store and one factory store in North America.

•	In Japan, Coach opened one new location, bringing the total number of Coach Japan-operated locations at the end of the third quarter of fiscal 2009 to 156.

During the third quarter of fiscal 2009, the Company recorded certain one-time charges related to cost savings initiatives.  These initiatives increased total expenses in the third quarter of fiscal 2009 by $13.4 million, or $8.3 million after tax and related to the following: the elimination of approximately 150 positions from the Company’s corporate offices in New York, New Jersey and Jacksonville, the planned closure of four underperforming retail stores and the planned closure of Coach Europe Services, the Company’s sample-making facility in Italy.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2009 COMPARED TO THIRD QUARTER FISCAL 2008

The following table summarizes results of operations for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008:

	Quarter Ended
	March 28, 2009		March 29, 2008		Variance
	(dollars in millions, except per share data)
	(unaudited)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$739.9	100.0%	$744.5	100.0%	$(4.6)	(0.6)%
Gross profit	525.1	71.0	558.3	75.0	(33.3)	(6.0)
Selling, general and administrative expenses	339.7	45.9	301.6	40.5	38.1	12.6
Operating income	185.4	25.1	256.7	34.5	(71.3)	(27.8)
Interest (expense) income, net	(0.1)	(0.0)	9.5	1.3	(9.7)	(101.3)
Provision for income taxes	70.4	9.5	103.8	13.9	(33.4)	(32.2)
Income from continuing operations	114.9	15.5	162.4	21.8	(47.6)	(29.3)

Income from continuing operations per share:
Basic	$0.36		$0.47		$(0.11)	(23.1)%
Diluted	$0.36		$0.46		$(0.10)	(22.6)%

Net Sales

Net sales by business segment in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	March 28,	March 29,	Rate of	March 28,	March 29,
	2009	2008	Increase	2009	2008
	(dollars in millions)

Direct-to-consumer	$634.0	$582.3	8.9%	85.7%	78.2%
Indirect	105.9	162.2	(34.7)	14.3	21.8
Total net sales	$739.9	$744.5	(0.6)	100.0%	100.0%

Direct-to-Consumer

Net sales increased 8.9% to $634.0 million during the third quarter of fiscal 2009 from $582.3 million during the same period in fiscal 2008, driven by sales from new and expanded stores, partially offset by a decline in comparable store sales.

In North America, net sales increased 6.8% as sales from new and expanded stores were partially offset by a 4.2% decline in comparable store sales.  Since the end of the third quarter of fiscal 2008, Coach opened 37 net new retail stores and eight new factory stores, and expanded 14 retail stores and 16 factory stores in North America.  In Japan, net sales increased 14.2% driven primarily by an approximately $20.8 million or 13.4% positive impact from foreign currency exchange.  Since the end of the third quarter of fiscal 2008, Coach opened 14 new locations and expanded four locations in Japan.

Indirect

Net sales decreased 34.7% to $105.9 million in the third quarter of fiscal 2009 from $162.2 million during the same period of fiscal 2008.  The decrease was driven primarily by a 40.0% decrease in U.S. wholesale as the Company reduced shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment.  International shipments also declined 18.5%; however, sales at retail rose slightly, driven by an increase in location square footage.  Licensing revenue of approximately $5.9 million and $5.6 million in the third quarter of fiscal 2009 and fiscal 2008, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 27.8% to $185.4 million in the third quarter of fiscal 2009 as compared to $256.7 million in the third quarter of fiscal 2008.  Excluding one-time charges of $13.4 million, operating income decreased 22.6% to $198.8 million.  Operating margin decreased to 25.1% as compared to 34.5% in the same period of the prior year, as gross margin declined while selling, general, and administrative expenses increased.  Excluding one-time charges, operating margin was 26.9%.

Gross profit decreased 6.0% to $525.1 million in the third quarter of fiscal 2009 from $558.3 million during the same period of fiscal 2008.  Gross margin was 71.0% in the third quarter of fiscal 2009 as compared to 75.0% during the same period of fiscal 2008.  The change in gross margin was driven primarily by promotional activities in Coach-operated North American factory stores and channel mix.  Gross margin was also negatively impacted by our sharper pricing initiative, in which retail prices on handbags and women’s accessories have been reduced in response to consumers’ reluctance to spend, and an increase in average unit cost.

Selling, general and administrative expenses increased 12.6% to $339.7 million in the third quarter of fiscal 2009 as compared to $301.6 million in the third quarter of fiscal 2008.  Excluding one-time charges of $13.4 million, selling, general and administrative expenses were $326.3 million.  As a percentage of net sales, selling, general and administrative expenses increased to 45.9% during the third quarter of fiscal 2009 as compared to 40.5% during the third quarter of fiscal 2008.  Excluding one-time charges, selling general and administrative expenses as a percentage of net sales increased to 44.1%.  The increase as a percentage of net sales was primarily driven by the further deleveraging of expenses due to negative comparable store sales, investment spending associated with the acquisition of our retail businesses in Hong Kong and Macau and new merchandising initiatives.

Selling expenses were $245.2 million, or 33.1% of net sales, in the third quarter of fiscal 2009 compared to $208.6 million, or 28.0% of net sales, in the third quarter of fiscal 2008.  Excluding one-time charges of $5.0 million related to the planned closure of four underperforming stores, selling expenses were $240.2 million, representing 32.5% of net sales.  The dollar increase in selling expenses was primarily due to an increase in operating expenses of Coach Japan, North American stores and the newly formed Coach China.  The increase in Coach Japan operating expenses was driven primarily by the impact of foreign currency exchange rates which increased reported expenses by approximately $8.5 million.  The increase in North American store expenses was primarily attributable to expenses from new and expanded stores opened since the end of the third quarter of fiscal 2008.  The third quarter of fiscal 2009 includes operating expenses of the newly formed Coach China, which consisted of investments in stores, marketing, organization and infrastructure.

Advertising, marketing, and design costs were $40.5 million, or 5.5% of net sales, in the third quarter of fiscal 2009, compared to $37.2 million, or 5.0% of net sales, during the same period of fiscal 2008.  The increase was primarily due to development costs for new merchandising initiatives and design expenditures.

Distribution and consumer service expenses were $13.1 million, or 1.8% of net sales, in the third quarter of fiscal 2009, compared to $11.7 million, or 1.6% of net sales, in the third quarter of fiscal 2008.  The increase was primarily the result of an increase in fixed occupancy costs related to the expansion of our distribution center that was completed in August 2008.

Administrative expenses were $40.9 million, or 5.5% of net sales, in the third quarter of fiscal 2009 compared to $44.1 million, or 5.9% of net sales, during the same period of fiscal 2008.  Excluding one-time charges of $8.4 million, expenses were $32.5 million, representing 4.4% of net sales.  The decrease in administrative expenses was primarily due to a decrease in performance-based compensation expense.

Interest (Expense)/Income, Net

Net interest expense was $0.1 million in the third quarter of fiscal 2009 as compared to income of $9.5 million in the third quarter of fiscal 2008.  The change is primarily due to a decrease in interest income, as a result of lower interest rates and lower average cash balances.

Provision for Income Taxes

The effective tax rate was 38.0% in the third quarter of fiscal 2009 as compared to 39.0% in the third quarter of fiscal 2008.  The decrease in the effective tax rate is primarily attributable to an increase in foreign-source income, which is taxed at a lower rate.

Income from Continuing Operations

Net income from continuing operations was $114.9 million in the third quarter of fiscal 2009 as compared to $162.4 million in the third quarter of fiscal 2008.  Excluding one-time charges of $8.3 million discussed above, income from continuing operations was $123.2 million in the third quarter of fiscal 2009, a 24.2% decrease compared to third quarter of fiscal 2008.  This decrease was primarily due to a decline in operating income and interest income, partially offset by a lower provision for income taxes.

FIRST NINE MONTHS FISCAL 2009 COMPARED TO FIRST NINE MONTHS FISCAL 2008

The following table summarizes results of operations for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008:

	Nine Months Ended
	March 28, 2009		March 29, 2008		Variance
	(dollars in millions, except per share data)
	(unaudited)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,452.7	100.0%	$2,399.3	100.0%	$53.5	2.2%
Gross profit	1,775.3	72.4	1,813.8	75.6	(38.5)	(2.1)
Selling, general and administrative expenses	1,008.1	41.1	915.3	38.1	92.8	10.1
Operating income	767.2	31.3	898.5	37.4	(131.3)	(14.6)
Interest income, net	3.1	0.1	35.1	1.5	(32.1)	(91.3)
Provision for income taxes	292.7	11.9	364.1	15.2	(71.4)	(19.6)
Income from continuing operations	477.6	19.5	569.5	23.7	(91.9)	(16.1)

Income from continuing operations per share:
Basic	$1.47		$1.58		$(0.11)	(7.1)%
Diluted	$1.46		$1.56		$(0.10)	(6.3)%

Net Sales

Net sales by business segment in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 were as follows:

	Nine Months Ended
	(unaudited)
	Net Sales			Percentage of Total Net Sales

	March 28, 2009	March 29, 2008	Rate of Increase	March 28, 2009	March 29, 2008
	(dollars in millions)

Direct-to-consumer	$2,043.8	$1,895.6	7.8%	83.3%	79.0%
Indirect	408.9	503.7	(18.8)	16.7	21.0
Total net sales	$2,452.7	$2,399.3	2.2	100.0%	100.0%

Direct-to-Consumer

Net sales increased 7.8% to $2.0 billion during the first nine months of fiscal 2009 from $1.9 billion during the same period in fiscal 2008, driven by sales from new and expanded stores, partially offset by a decline in comparable store sales.

In North America, net sales increased 5.6% as sales from new and expanded stores were partially offset by a 7.1% decline in comparable store sales.  Since the end of the first nine months of fiscal 2008, Coach opened 37 net new retail stores and eight new factory stores, and expanded 14 retail stores and 16 factory stores in North America.  In Japan, net sales increased 16.7% driven primarily by an approximately $59.6 million or 13.8% increase as a result of foreign currency exchange, and by sales from new and expanded stores.  Since the end of the first nine months of fiscal 2008, Coach opened 14 new locations and expanded four locations in Japan.

Indirect

Net sales decreased 18.8% to $408.9 million in the first nine months of fiscal 2009 from $503.7 million during the same period of fiscal 2008.  The decrease was driven primarily by a 21.1% decrease in U.S. wholesale as the Company reduced shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment.  International shipments also declined 6.0%; however, sales at retail rose slightly, driven by an increase in location square footage.  Licensing revenue of approximately $14.8 million and $17.2 million in the first nine months of fiscal 2009 and fiscal 2008, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 14.6% to $767.2 million in the first nine months of fiscal 2009 as compared to $898.5 million in the first nine months of fiscal 2008.  Excluding one-time charges of $13.4 million, operating income decreased 13.1% to $780.6 million.  Operating margin decreased to 31.3% as compared to 37.4% in the same period of the prior year, as gross margin declined while selling, general, and administrative expenses increased.  Excluding one-time charges, operating margin was 31.8%.

Gross profit was $1.8 billion in the first nine months of fiscal 2009 and fiscal 2008.  Gross margin was 72.4% in the first nine months of fiscal 2009 as compared to 75.6% during the same period of fiscal 2008.  The change in gross margin was driven primarily by promotional activities in Coach-operated North American factory stores and channel mix.  Gross margin was also negatively impacted by our sharper pricing initiative, in which retail prices on handbags and women’s accessories have been reduced in response to consumers’ reluctance to spend, and an increase in average unit cost.

Selling, general and administrative expenses increased 10.1% to $1.0 billion in the first nine months of fiscal 2009 as compared to $915.3 million in the first nine months of fiscal 2008.  Excluding one-time charges of $13.4 million, selling, general and administrative expenses were $994.7 million.  As a percentage of net sales, selling, general and administrative expenses increased to 41.1% during the first nine months of fiscal 2009 as compared to 38.1% during the first nine months of fiscal 2008.  Excluding one-time charges, selling general and administrative expenses as a percentage of net sales increased to 40.6%.  The increase as a percentage of net sales was primarily driven by deleveraging of expenses as cost cutting initiatives did not keep pace with lower-than-expected sales, investment spending associated with the acquisition of our retail businesses in Hong Kong and Macau and new merchandising initiatives.

Selling expenses were $742.5 million, or 30.3% of net sales, in the first nine months of fiscal 2009 compared to $634.6 million, or 26.4% of net sales, in the first nine months of fiscal 2008.  Excluding one-time charges of $5.0 million related to the planned closure of four underperforming stores, selling expenses were $737.5 million, representing 30.1% of net sales.  The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores, Coach Japan and the newly formed Coach China.  The increase in North American store expenses was primarily attributable to expenses from new and expanded stores opened since the end of the first nine months of fiscal 2008.  The increase in Coach Japan operating expenses was driven primarily by the impact of foreign currency exchange rates which increased reported expenses by approximately $25.1 million.  Finally, the first nine months of fiscal 2009 includes operating expenses of Coach China, which consisted of investments in stores, marketing, organization and infrastructure.

Advertising, marketing, and design costs were $126.1 million, or 5.2% of net sales, in the first nine months of fiscal 2009, compared to $110.3 million, or 4.6% of net sales, during the same period of fiscal 2008.  The increase was primarily due to design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $40.2 million, or 1.6% of net sales, in the first nine months of fiscal 2009, compared to $36.2 million, or 1.5%, in the first nine months of fiscal 2008.  The increase was primarily the result of an increase in fixed occupancy costs related to the expansion of our distribution center that was completed in August 2008.

Administrative expenses were $99.3 million, or 4.0% of net sales, in the first nine months of fiscal 2009 compared to $134.2 million, or 5.6% of net sales, during the same period of fiscal 2008.  Excluding one-time charges of $8.4 million, expenses were $90.9 million, representing 3.7% of net sales.  The decrease in administrative expenses was primarily due to a decrease in performance-based compensation expense and lower rent expense as a result of the purchase of our corporate headquarters building.

Interest Income, Net

Net interest income was $3.1 million in the first nine months of fiscal 2009 as compared to $35.1 million in the first nine months of fiscal 2008.  This decrease is attributable to lower returns on our investments due to lower interest rates and lower average cash balances.

Provision for Income Taxes

The effective tax rate was 38.0% in the first nine months of fiscal 2009 as compared to 39.0% in the first nine months of fiscal 2008.  The decrease in the effective tax rate is primarily attributable to an increase in foreign-source income, which is taxed at a lower rate.

Income from Continuing Operations

Net income from continuing operations was $477.6 million in the first nine months of fiscal 2009 as compared to $569.5 million in the first nine months of fiscal 2008.  Excluding one-time charges of $8.3 million discussed above, income from continuing operations was $485.9 million in the first nine months of fiscal 2009, a 14.7% decrease compared to the first nine months of fiscal 2008.  This decrease was primarily due to a decline in operating income and interest income, net, partially offset by a lower provision for income taxes.

Non-GAAP Measures

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The reported selling, general, and administrative expenses, operating income, income from continuing operations and earnings per diluted share from continuing operations reflect certain one-time charges recorded in the third quarter of fiscal 2009.  These metrics are also reported on a non-GAAP basis to exclude the impact of these one-time charges.  The Company believes these non-GAAP financial measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance.  The non-GAAP financial measures should be considered in addition to, and not in lieu of, U.S. GAAP financial measures.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $539.0 million in the first nine months of fiscal 2009 compared to $600.3 million in the first nine months of fiscal 2008.  The decrease of $61.3 million was primarily the result of a decrease of $92.0 million in net income.  This decrease was partially offset by changes in operating assets and liabilities that were attributable to normal operating conditions.

Net cash used in investing activities was $229.3 million in the first nine months of fiscal 2009 compared to $500.4 million provided by investing activities in the first nine months of fiscal 2008.  The $729.7 million change was primarily attributable to a $620.2 million decrease in the net proceeds from maturities of investments, a $103.3 million use of cash related to the purchase of Coach’s corporate headquarters building and a $14.5 million use of cash related to the acquisition of our retail businesses in Hong Kong and Macau.

Net cash used in financing activities was $449.3 million in the first nine months of fiscal 2009 as compared to $1.1 billion in the first nine months of fiscal 2008.  The decrease of $605.4 million in net cash used was attributable to a $712.8 million decrease in funds expended to repurchase common stock in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.  This decrease was partially offset by a $79.3 million decrease in proceeds from the exercise of share-based awards and a $20.4 million decrease in the excess tax benefit from share-based compensation.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first nine months of fiscal 2009 and fiscal 2008, there were no borrowings under the Bank of America facility.  As of March 28, 2009 and June 28, 2008, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At March 28, 2009, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default.  The Company has been in compliance with all covenants since the inception of the Bank of America facility.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 7.6 billion yen or approximately $77.6 million at March 28, 2009.  Interest is based on the Tokyo Interbank Rate plus a margin of up to 50 basis points.  During the first nine months of fiscal 2009 and fiscal 2008, the peak borrowings under these facilities were $0 and $24.2 million, respectively.  As of March 28, 2009 and June 28, 2008, there were no outstanding borrowings under these facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited maintains a credit facility that allows a maximum borrowing of $10 million at March 28, 2009.  Coach Shanghai pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility.  Interest is based on the People's Bank of China rate plus 2%, per annum.  During the first nine months of fiscal 2009 and fiscal 2008, the peak borrowings under this credit facility were $1.9 and $0 million, respectively.  At March 28, 2009 and June 28, 2008, the Company had outstanding borrowings under this facility of $1.9 million and $0, respectively.

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

During the first nine months of fiscal 2009 and fiscal 2008, the Company repurchased and retired 20.2 million and 34.9 million shares of common stock, respectively, at an average cost of $22.51 and $33.47 per share, respectively.

As of March 28, 2009, $709.6 million remained available for future repurchases under the existing program.

Liquidity and Capital Resources

We expect that fiscal 2009 capital expenditures will be approximately $265 million and will relate primarily to new stores and expansions in North America, Japan and China.  We will also continue to invest in department store and distributor locations and corporate infrastructure.  This projection includes $103.3 million related to the purchase of the Company’s corporate headquarters building in New York City.  These investments have been and will be financed primarily from on hand cash and operating cash flows. Coach’s future capital expenditures will depend on the timing and rate of expansion of our businesses, new store openings, store renovations, international expansion opportunities and investments in corporate infrastructure.  We expect fiscal 2010 capital expenditures to decline as a result of fewer store openings, the suspension of retail store expansions and the non-recurrence of the purchase of the Company’s corporate headquarters building.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first nine months of fiscal 2009, Coach purchased approximately $717 million of inventory, which was funded by operating cash flow.

In April 2009, Coach’s Board of Directors voted to declare a cash dividend, at an expected annual rate of $0.30 per share. The first quarterly payment, of $0.075 per share, will be paid on June 29, 2009 to stockholders of record as of June 8, 2009.

Management believes that cash flow from continuing operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, common stock repurchase program and planned dividend payments.  Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Coach on acceptable terms or at all.  Coach’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 28, 2008 are those that depend most heavily on these judgments and estimates.  As of March 28, 2009, there have been no material changes to any of the critical accounting policies contained therein, except for the change in accounting with respect to inventories of Coach Japan.  See Note 2 for further information.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for Coach’s financial statements issued for the interim period of this report.  SFAS 161 did not have a material impact on the Company's consolidated financial statements.  See Note 10 for the required disclosures.

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market.  FSP 157-3 was effective on October 10, 2008.  The Company has adopted the provisions of SFAS 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets.  FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

On December 30, 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this FSP to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP 157-4 to have a material impact on the Company's consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” which amends the interim disclosure requirements in scope for FAS 107, “Disclosures about Fair Value of Financial Instruments”.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s non-licensed product needs are purchased from independent manufacturers in countries other than the United States.  These countries include China, Italy, Hong Kong, India, Thailand, Turkey, Philippines, Vietnam, Malaysia, Mauritius, Peru, Spain, and Taiwan.  Additionally, sales are made through international channels to third party distributors.  However, substantially all purchases and sales involving international parties are denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk.

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

The fair value of open foreign currency derivatives included in current assets at March 28, 2009 and June 28, 2008 was $0 and $7.9 million, respectively.  The fair value of open foreign currency derivatives included in current liabilities at March 28, 2009 and June 28, 2008 was $30.6 million and $5.5 million, respectively.  The fair value of these contracts is sensitive to changes in yen exchange rates as well as credit risk.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  At March 28, 2009 and June 28, 2008, the Company’s investments, classified as available-for-sale, consisted of an auction rate security, valued at $6.0 million and $8.0 million, respectively.  During the first nine months of fiscal 2009, the Company recorded a $2.0 million loss on the auction rate security based on its change in fair value.  As auction rate securities’ adjusted book value equals its fair value, there were no unrealized gains or losses associated with this investment.

As of March 28, 2009, the Company had outstanding borrowings on its revolving credit facilities of $1.9 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

As of March 28, 2009, Coach’s outstanding long-term debt, including the current portion, was $25.6 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of March 28, 2009.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the third quarter of fiscal 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 7 (12/28/08 - 1/31/09)	-	$-	-	$759,623
Period 8 (2/1/09 - 2/28/09)	-	-	-	759,623
Period 9 (3/1/09 - 3/28/09)	3,577	13.98	3,577	709,625
Total	3,577	$13.98	3,577

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
August 25, 2008	$ 1.0 billion	June 2010

ITEM 6.	Exhibits

(a)	Exhibits
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

Dated:  May 5, 2009