Form 10-K
period 2009-06-27
COACH INC
filed 2009-08-19
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 27, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $6.4 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 7, 2009, the Registrant had 318,081,762 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III, Items 10 – 14

COACH, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated” or comparable terms.

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

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal years ended June 27, 2009 (“fiscal 2009”), June 28, 2008 (“fiscal 2008”) and June 30, 2007 (“fiscal 2007”) were each 52-week periods. The fiscal year ending July 3, 2010 (“fiscal 2010”) will be a 53-week period.

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

In June 2001, Coach Japan was formed to expand our presence in the Japanese market and to exercise greater control over our brand in that country. Coach Japan was initially formed as a joint venture with Sumitomo Corporation. On July 1, 2005, we purchased Sumitomo’s 50% interest in Coach Japan, resulting in Coach Japan becoming a 100% owned subsidiary of Coach, Inc.

In fiscal 2009, the Company acquired the Coach domestic retail businesses in Hong Kong, Macau and mainland China (“Coach China”) from its former distributor, the ImagineX group. These acquisitions provide the Company with greater control over the brand in China, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.

Financial Information about Segments

Segment information is presented in Note 14 to the Consolidated Financial Statements.

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

A Market Leadership Position With Growing Share — Coach is America’s leading premium handbag and accessories brand and each year, as our market share increases, our leadership position strengthens. In Japan, Coach is the leading imported luxury handbag and accessories brand by units sold.

Coach’s Loyal And Involved Consumer — Coach consumers have a specific emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

Multi-Channel International Distribution — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct-to-Consumer channel provides us with immediate, controlled access to consumers through Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog. The Indirect channel provides us with access to consumers via wholesale department store and specialty store locations in over 20 countries.

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

Products

Coach’s product offerings include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, travel bags, fragrance and watches. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Handbags	62%	62%	64%
Accessories	29	29	28
All other products	9	9	8
Total	100%	100%	100%

Handbags — Handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base. In fiscal 2009, we introduced additional lifestyle collections, of which the Madison collection was the most notable. We also launched a new design, Coach Op Art, which provides us with an entirely new logo platform for the brand. In fiscal 2010, we will introduce additional lifestyle collections and update existing collections. The most notable collection, Poppy, was introduced in July 2009 and offers a variety of fresh silhouettes with a youthful appeal, vibrant colors and accessible price points, targeting both new and existing customers.

Accessories — Accessories include women’s and men’s small leather goods, novelty accessories and women’s and men’s belts. Women’s small leather goods, which coordinate with our handbags, include money pieces, wristlets, and cosmetic cases. Men’s small leather goods consist primarily of wallets and card cases. Novelty accessories include time management and electronic accessories. Key fobs and charms are also included in this category.

Footwear — Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. Footwear is distributed through select Coach retail stores and over 850 U.S. department stores. Footwear sales are comprised primarily of women’s styles, which coordinate with Coach’s handbag collections.

Jewelry — This category is comprised of bangle bracelets, necklaces, rings and earrings offered in both sterling silver and non-precious metals.

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

Fragrance — Coach, in partnership with Beauty Bank, a division of Estee Lauder, Inc. offers two fragrances. The collections include a perfume spray, purse spray, perfume solid, shimmer powder, body lotion and lip gloss. Coach fragrances are sold exclusively in Coach stores and coach.com.

Watches — Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women’s collections with select men’s styles.

Design and Merchandising

Coach’s New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past nearly 70 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products and edit, add and delete to achieve profitable sales across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists, help Coach execute design concepts that are consistent with the brand’s strategic direction.

During fiscal 2008, the Company announced a new business initiative, formerly referred to as Collection, to drive brand creativity. This initiative has evolved into a brand of its own, Reed Krakoff, and is supported by a new team of designers and merchandisers and will encompass all women’s categories, with a focus on ready-to-wear, handbags, women’s accessories, footwear and jewelry. Reed Krakoff, as a stand alone brand separate from the Coach brand, will target the true luxury market. We expect to introduce the Reed Krakoff brand in fiscal year 2011.

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

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog. This segment represented approximately 84% of Coach’s total net sales in fiscal 2009, with North American stores, Coach Japan, the Internet and Coach China contributing approximately 61%, 21%, 2% and 1% of total net sales, respectively.

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

The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Retail stores	330	297	259
Net increase vs. prior year	33	38	41
Percentage increase vs. prior year	11.1%	14.7%	18.8%
Retail square footage	893,037	795,226	672,737
Net increase vs. prior year	97,811	122,489	110,184
Percentage increase vs. prior year	12.3%	18.2%	19.6%
Average square footage	2,706	2,678	2,597

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

The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Factory stores	111	102	93
Net increase vs. prior year	9	9	7
Percentage increase vs. prior year	8.8%	9.7%	8.1%
Factory square footage	477,724	413,389	321,372
Net increase vs. prior year	64,335	92,017	39,585
Percentage increase vs. prior year	15.6%	28.6%	14.0%
Average square footage	4,304	4,053	3,456

Coach Japan — Coach Japan operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Japan.

The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Coach Japan locations	155	149	137
Net increase vs. prior year	6	12	19
Percentage increase vs. prior year	4.0%	8.8%	16.1%
Coach Japan square footage	280,428	259,993	229,862
Net increase vs. prior year	20,435	30,131	35,487
Percentage increase vs. prior year	7.9%	13.1%	18.3%
Average square footage	1,809	1,745	1,678

Coach China — Coach China operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Hong Kong and mainland China.

The following table shows the number of Coach China locations and their total and average square footage:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008(1)	June 30, 2007(1)
Coach China locations	28	24	16
Net increase vs. prior year	4	8	6
Percentage increase vs. prior year	16.7%	50.0%	60.0%
Coach China square footage	52,671	44,504	25,541
Net increase vs. prior year	8,167	18,963	11,301
Percentage increase vs. prior year	18.4%	74.2%	79.4%
Average square footage	1,881	1,854	1,596

(1)	During fiscal 2008 and fiscal 2007, these stores were operated by ImagineX group.

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. During fiscal 2009, we relaunched the coach.com website, to enhance the e-commerce shopping experience while reinforcing the image of the Coach brand. With approximately 51 million unique visits to the website in fiscal 2009, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains important to our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The Indirect segment represented approximately 16% of total net sales in fiscal 2009, with U.S. Wholesale and Coach International representing approximately 10% and 5% of total net sales, respectively. The Indirect segment also includes royalties earned on licensed product.

U.S. Wholesale — This channel offers access to Coach products to consumers who prefer shopping at department stores. Coach products are also available on macys.com, dillards.com and nordstrom.com. While overall U.S. department store sales have not increased over the last few years, the handbag and accessories category has remained strong, in part due to the strength of the Coach brand. The Company continues to tightly manage inventories in this channel given weak results at point-of-sale.

Coach recognizes the continued importance of U.S. department stores as a distribution channel for premier accessories. We continue to fine-tune our strategy to increase productivity and drive volume in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with proprietary Coach fixtures. Coach custom tailors its assortments through wholesale product planning and allocation processes to better match the attributes of our department store consumers in each local market.

Coach’s products are sold in approximately 930 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale’s), Dillard’s, Nordstrom, Saks (including Carson’s) and Lord and Taylor.

Coach International — This channel represents sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in over 20 countries. Coach’s current network of international distributors serves the following markets: Korea, Taiwan, United States & territories (primarily Hawaii and Guam), Mexico, Saudi Arabia, Singapore, Thailand, Greece, Japan, Malaysia, UAE, Australia, Hong Kong, Indonesia, Russia, Bahamas, Bahrain, France, India, Macau, New Zealand, St. Thomas, United Kingdom, and Vietnam. For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach’s most significant international wholesale customers are the DFS Group, Lotte Group, Shinsegae International, Shilla Group and Tasa Meng Corp.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008		June 30, 2007
International freestanding stores	44	37		25
International department store locations	81	83		74
Other international locations	34	23		25
Total international wholesale locations	159	143	(1)	124	(1)

(1)	Excludes 24 and 16 stores in fiscal 2008 and fiscal 2007, respectively, that were part of the retail businesses operated by the ImagineX group in Hong Kong, Macau and mainland China.

Licensing — In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of June 27, 2009 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Watches	Movado	Spring ‘98	Worldwide	2015
Footwear	Jimlar	Spring ‘99	U.S.	2014
Eyewear	Marchon	Fall ‘03	Worldwide	2011

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

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2009, consumer contacts increased 14% to over 164 million. However, the Company continues to leverage marketing expenses by refining our marketing programs to increase productivity and optimize distribution. Total expenses related to consumer communications in fiscal 2009 were $50 million, representing less than 2% of net sales.

Coach’s wide range of direct marketing activities includes email contacts, catalogs and brochures targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness, the

coach.com website and the Coach catalog serve as effective brand communications vehicles by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drive store traffic.

As part of Coach’s direct marketing strategy, it uses its database consisting of approximately 13 million active households in North America and 3.5 million active households in Japan. Email contacts and catalogs are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. During fiscal 2009, the Company sent approximately 94 million emails to strategically selected customers as we continue to evolve our internet outreach to maximize productivity while streamlining distribution. In fiscal 2009, the Company distributed approximately 5 million catalogs in Coach stores in North America, Japan, Hong Kong, Macau and mainland China. The growing number of visitors to the coach.com websites in the U.S., Canada and Japan provide an opportunity to increase the size of these databases.

Coach continues to explore new technologies such as blogs and social networking websites as a cost effective consumer communication opportunity to increase on-line and store sales and build brand awareness.

The Company also runs national, regional and local advertising campaigns in support of its major selling seasons.

Manufacturing

All of our products are manufactured by independent manufacturers. However, we maintain control of the supply chain from design through manufacture. We are able to do this by qualifying all raw material suppliers and by maintaining sourcing and product development offices in Hong Kong, China, South Korea and India that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Over the last several years, we have increased the presence of our senior management at the manufacturers’ facilities to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2009, approximately 72% of Coach’s total net sales were generated from products introduced within the fiscal year. As the collections are seasonal and planned to be sold in stores for short durations, our production quantities are limited which lowers our exposure to excess and obsolete inventory.

All product sources, including independent manufacturers and licensing partners, must achieve and maintain Coach’s high quality standards, which are an integral part of the Coach identity. One of Coach’s keys to success lies in the rigorous selection of raw materials. Coach has longstanding relationships with purveyors of fine leathers and hardware. Although Coach products are manufactured by independent manufacturers, we maintain control of the raw materials that are used in all of our products. Compliance with quality control standards is monitored through on-site quality inspections at all independent manufacturing facilities.

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, Italy, United States, Hong Kong, India, Thailand, Vietnam, Turkey, Philippines, Ecuador, Malaysia, Mauritius, Peru, Spain and Taiwan. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. No one vendor currently provides more than approximately 10% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.

Distribution

Coach operates an 850,000 square foot distribution and consumer service facility in Jacksonville, Florida. This automated facility uses a bar code scanning warehouse management system. Coach’s distribution center employees use handheld radio frequency scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide excellent service to our customers. Coach’s products are primarily shipped to Coach retail stores and wholesale customers via express delivery providers and common carriers, and direct to consumers via express delivery providers. We expect that the facility’s current capacity will support the projected sales growth of the Company over the next several years.

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

Seasonality

Because Coach products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. Over the last several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations.

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

Competition

The premium handbag and accessories industry is highly competitive. The Company mainly competes with European luxury brands as well as private label retailers, including some of Coach’s wholesale customers. Over the last several years the category has grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. However, the Company believes that as a market leader we benefit from this increased competition as it drives consumer interest in this brand loyal category.

The Company believes that there are several factors that differentiate us from our competitors, including but not limited to: distinctive newness, innovation and quality of our products, ability to meet consumer’s changing preferences and our superior customer service.

Employees

As of June 27, 2009, Coach employed approximately 12,000 people, including both full and part time employees. Of these employees, approximately 4,100 and 5,900 were full time and part time employees, respectively, in the retail field in North America, Japan, Hong Kong, Macau, and mainland China. Approximately 50 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

Financial Information About Geographic Areas

Geographic information is presented in Note 14 to the Consolidated Financial Statements.

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

We operate on a global basis, with approximately 28% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

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

To minimize the impact on earnings of foreign currency rate movements, we monitor our foreign currency exposure in Japan through foreign currency hedging of Coach Japan’s U.S. dollar-denominated inventory purchases. We cannot ensure, however, that these hedges will succeed in offsetting any negative impact of foreign currency rate movements.

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

Our business is subject to the risks inherent in global sourcing activities.

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	availability of raw materials,
•	compliance with labor laws and other foreign governmental regulations,

•	compliance with our Global Business Practices,
•	disruptions or delays in shipments,
•	loss or impairment of key manufacturing sites,
•	product quality issues,
•	political unrest, and
•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

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

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.075 per common share. The dividend program requires the use of a modest portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price.

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

On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2009, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of June 27, 2009. The majority of the properties are leased, with the leases expiring at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	850,000
New York, New York	Corporate, sourcing and product development	385,000	(1)
Carlstadt, New Jersey	Corporate and product development	65,000
Tokyo, Japan	Coach Japan regional management	32,000
Dongguan, China	Sourcing, quality control and product development	27,000
Hong Kong	Coach Hong Kong regional management	9,000
Hong Kong	Sourcing and quality control	6,000
Shanghai, China	Coach China regional management	6,000
Seoul, South Korea	Sourcing	3,000

(1)	Includes 250,000 square feet in Coach owned buildings. During fiscal 2009, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126.3 million.

As of June 27, 2009, Coach also occupied 330 retail and 111 factory leased stores located in North America, 155 Coach-operated department store shop-in-shops, retail stores and factory stores in Japan and 28 Coach-operated department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China. These leases expire at various times through 2024. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

Item 3. Legal Proceedings

Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees.

As part of Coach’s policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Coach’s intellectual properties.

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

Performance Graph

The following graph compares the cumulative total stockholder return (assuming investment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “peer group” companies listed below over the five-fiscal-year period from July 2, 2004 through June 26, 2009, the last trading day of Coach’s most recent fiscal year. Coach’s “peer group,” as determined by management, consists of:

•	Ann Taylor Stores Corporation,
•	Kenneth Cole Productions, Inc.,
•	Polo Ralph Lauren Corporation,
•	Tiffany & Co.,
•	Talbots, Inc., and
•	Williams-Sonoma, Inc.

	Jul-04	Jul-05	Jul-06	Jun-07	Jun-08	Jun-09
Coach, Inc.	100.00	145.67	129.75	205.64	125.32	117.18
Peer Composite	100.00	100.96	105.59	135.74	88.06	57.70
S&P 500	100.00	107.77	117.07	141.18	122.65	90.45

The graph assumes that $100 was invested on July 2, 2004 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a “Peer Composite” index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is included in response to the SEC’s requirements and is not intended to forecast or be indicative of future performance.

Dividend Policy

In April 2009, the Company’s Board of Directors voted to declare a cash dividend at an expected annual rate of $0.30 per share. The first quarterly payment of $0.075 per quarter, or approximately $23.8 million was made on June 29, 2009 (the first day of fiscal 2010).

Stock Repurchase Program

The Company repurchased 20.2 million common shares during the first nine months of fiscal 2009. There were no repurchases of common stock during the fourth quarter of fiscal 2009. At June 27, 2009, $709.6 million remained available for future repurchases under the current repurchase plan, which expires in June 2010.

Item 6. Selected Financial Data (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 27, 2009 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	June 27, 2009(3)	June 28, 2008(3)	June 30, 2007(2)	July 1, 2006	July 2, 2005
Consolidated Statements of Income:
Net sales	$3,230,468	$3,180,757	$2,612,456	$2,035,085	$1,651,704
Gross profit	2,322,610	2,407,103	2,022,986	1,581,567	1,267,551
Selling, general and administrative expenses	1,350,697	1,259,974	1,029,589	866,860	731,891
Operating income	971,913	1,147,129	993,397	714,707	535,660
Interest income, net	5,168	47,820	41,273	32,623	15,760
Income from continuing operations	623,369	783,039	636,529	463,840	336,647
Income from continuing operations:
Per basic share	$1.93	$2.20	$1.72	$1.22	$0.89
Per diluted share	1.91	2.17	1.69	1.19	0.86
Weighted-average basic shares outstanding	323,714	355,731	369,661	379,635	378,670
Weighted-average diluted shares outstanding	325,620	360,332	377,356	388,495	390,191
Consolidated Percentage of Net Sales Data:
Gross margin	71.9%	75.7%	77.4%	77.7%	76.7%
Selling, general and administrative expenses	41.8%	39.6%	39.4%	42.6%	44.3%
Operating margin	30.1%	36.1%	38.0%	35.1%	32.4%
Income from continuing operations	19.3%	24.6%	24.4%	22.8%	20.4%
Consolidated Balance Sheet Data:(4)
Working capital	$936,757	$908,277	$1,309,299	$608,152	$418,285
Total assets	2,564,336	2,247,353	2,426,611	1,602,014	1,344,743
Cash, cash equivalents and investments	806,362	706,905	1,185,816	537,565	505,116
Inventory	326,148	318,490	267,779	208,476	158,493
Dividends declared per common share(5)	0.075	—	—	—	—
Revolving credit facility	7,496	—	—	—	12,292
Long-term debt	25,072	2,580	2,865	3,100	3,270
Stockholders’ equity	1,696,042	1,490,375	1,888,499	1,165,274	1,031,552
Coach Operated Store Data:(6)
North American retail stores	330	297	259	218	193
North American factory stores	111	102	93	86	82
Coach Japan locations	155	149	137	118	103
Coach China locations	28	24	16	10	5
Total stores open at fiscal year-end	624	572	505	432	383
North American retail stores	893,037	795,226	672,737	562,553	490,925
North American factory stores	477,724	413,389	321,372	281,787	252,279
Coach Japan locations	280,428	259,993	229,862	194,375	161,632
Coach China locations	52,671	44,504	25,541	14,240	4,219
Total store square footage at fiscal year-end	1,703,860	1,513,112	1,249,512	1,052,955	909,055
Average store square footage at fiscal year-end:
North American retail stores	2,706	2,678	2,597	2,581	2,544
North American factory stores	4,304	4,053	3,456	3,277	3,077
Coach Japan locations	1,809	1,745	1,678	1,647	1,569
Coach China locations	1,881	1,854	1,596	1,424	844

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2009, 2008, 2007, 2006, and 2005 were each 52-week years.
(2)	During fiscal 2007, the Company exited its corporate accounts business. See Note 17 to the Consolidated Financial Statements for further information.
(3)	During fiscal 2009 and fiscal 2008, the Company recorded certain items which affect the comparability of our results. The following tables reconcile the as reported results to such results excluding these items. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about these items.

	Fiscal 2009
				Income from Continuing Operations
	SG&A	Operating Income	Interest Income, Net	Amount	Per Diluted Share
As Reported:	$1,350,697	$971,913	$5,168	$623,369	$1.91
Excluding items affecting comparability	(28,365)	28,365	(2,012)	(1,241)	0.00
Adjusted:	$1,322,332	$1,000,278	$3,156	$622,128	$1.91

	Fiscal 2008
				Income from Continuing Operations
	SG&A	Operating Income	Interest Income, Net	Amount	Per Diluted Share
As Reported:	$1,259,974	$1,147,129	$47,820	$783,039	$2.17
Excluding items affecting comparability	(32,100)	32,100	(10,650)	(41,037)	(0.11)
Adjusted:	$1,227,874	$1,179,229	$37,170	$742,002	$2.06

(4)	During fiscal 2009, the Company changed its method of accounting for inventories in Japan and retrospectively applied the impact of this change on previously reported balance sheet amounts for fiscal years 2008, 2007, 2006 and 2005. See Note 3 to the Consolidated Financial Statements.
(5)	During the fourth quarter of fiscal 2009, the Company initiated a cash dividend at an expected annual rate of $0.30 per share. The first quarterly payment of $0.075 per common share, or approximately $23.8 million was made on June 29, 2009 (the first day of fiscal 2010).
(6)	During fiscal 2009, the Company acquired its domestic retail businesses in Hong Kong, Macau and mainland China from its former distributor, the ImagineX group. Prior to the acquisitions, these locations were operated by the ImagineX group. See Note 4 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements included elsewhere in this document.

Executive Overview

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, travel bags, fragrance and watches. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and Coach catalog. The Indirect segment includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed product. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end we are focused on four key initiatives:

•	Build market share in the North American women’s accessories market. As part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to continue to leverage our leadership position in the market.
•	Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We currently plan to open approximately 20 new retail stores in fiscal 2010, of which 14 will be in new markets. The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace.
•	Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 locations in total. We currently plan to open approximately 10 new locations in Japan in fiscal 2010.
•	Raise brand awareness in emerging markets, notably in China, where our brand awareness is increasing and the category is developing rapidly. In September 2008, Coach successfully completed the first phase of our acquisition of our retail businesses in China, transitioning eight stores in Hong Kong and two stores in Macau. The acquisition of our retail business in mainland China was completed in April 2009, transitioning 15 stores. We currently plan to open approximately 15 new locations in China in fiscal 2010.

We believe the growth strategies outlined above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the current macroeconomic environment has created a very challenging retail market in which it is difficult to achieve productivity gains. The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which reduces our reliance upon our full-price U.S. business. With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage through this economic downturn.

Items Affecting Comparability of Our Financial Results

The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	Fiscal Year Ended
	(dollars in millions, except per share data)
	June 27, 2009	June 28, 2008	June 30, 2007
Operating income
Cost savings measures	$(13.4)	$—	$—
Charitable foundation contribution	(15.0)	(20.0)	—
Non-recurring variable expense	—	(12.1)	—
Total Operating income impact	$(28.4)	$(32.1)	$—
Interest Income, net
Tax-related interest adjustments	$2.0	$10.7	$—
Total Interest income, net impact	$2.0	$10.7	$—
Provision for income taxes
Cost savings measures	$(5.1)	$—	$—
Charitable foundation contribution	(5.7)	(7.8)	—
Tax adjustments	(16.8)	(50.0)	—
Non-recurring variable expense	—	(4.7)	—
Total Provision for income taxes impact	$(27.6)	$(62.5)	$—
Net income
Cost savings measures	$(8.3)	$—	$—
Charitable foundation contribution	(9.3)	(12.2)	—
Tax adjustments	18.8	60.6	—
Non-recurring variable expense	—	(7.4)	—
Total Net income impact	$1.2	$41.0	$—
Diluted earnings per share
Cost savings measures	$(0.03)	$—	$—
Charitable foundation contribution	(0.03)	(0.03)	—
Tax adjustments	0.06	0.17	—
Non-recurring variable expense	—	(0.02)	—
Total Diluted earnings per share impact	$0.00	$0.11	$—

Fiscal 2009 Items

Cost Savings Measures

During the third quarter of fiscal 2009, the Company recorded a charge of $13.4 million, related to cost savings initiatives. These initiatives included the elimination of approximately 150 positions from the Company’s corporate offices in New York, New Jersey and Jacksonville, the closure of four underperforming retail stores and the closure of Coach Europe Services, the Company’s sample-making facility in Italy.

Charitable Contribution and Tax Adjustments

During the fourth quarter of fiscal 2009, the Company decreased the provision for income taxes by $16.8 million and increased interest income by $2.0 million, primarily as a result of a favorable settlement of a multi-year tax return examination and other tax accounting adjustments. The Company used the net income favorability to contribute $15.0 million to the Coach Foundation.

Fiscal 2008 Items

Charitable Contribution and Tax Adjustments

During the fourth quarter of fiscal 2008, the Company decreased the provision for income taxes by $50.0 million and increased interest income by $10.7 million, primarily as a result of a favorable settlement of a tax return examination. The Company used the net income favorability to create the Coach Foundation. The Company recorded an initial contribution to the Coach Foundation in the amount of $20.0 million.

Non-Recurring Variable Expenses

As a result of the higher interest income, net and lower income tax provision, the Company incurred additional incentive compensation expense of $12.1 million, as a portion of the Company’s incentive compensation plan is based on net income and earnings per share.

Non-GAAP Measures

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported selling, general, and administrative expenses, operating income, interest income, net, provision for income taxes, income from continuing operations, net income and earnings per diluted share from continuing operations reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis to exclude the impact of these items. The Company believes these non-GAAP financial measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. The non-GAAP financial measures should be considered in addition to, and not in lieu of, U.S. GAAP financial measures.

Fiscal 2009

The key metrics of fiscal 2009 were:

•	Earnings per diluted share fell 11.9% to $1.91. Excluding items affecting comparability in fiscal 2009 and fiscal 2008, earnings per diluted share decreased 7.2% to $1.91 per diluted share.
•	Net sales increased 1.6% to $3.23 billion.
•	Direct-to-consumer sales rose 6.6% to $2.73 billion.
•	Comparable sales in Coach’s North American stores declined 6.8%, primarily due to the challenging retail environment which resulted in decreased traffic in our full-priced stores.
•	Coach Japan sales, when translated into U.S. dollars, rose 11.1%. This increase in sales reflects an 11.8% increase due to currency translation.
•	In North America, Coach opened 33 net new retail stores and nine new factory stores, bringing the total number of retail and factory stores to 330 and 111, respectively, at the end of fiscal 2009. We also expanded 11 retail stores and nine factory stores in North America.
•	Coach Japan opened six net new locations, bringing the total number of locations at the end of fiscal 2009 to 155. In addition, we expanded three locations.

Fiscal 2009 Compared to Fiscal 2008

The following table summarizes results of operations for fiscal 2009 compared to fiscal 2008:

	Fiscal Year Ended
	June 27, 2009		June 28, 2008		Variance
	(dollars in millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,230.5	100.0%	$3,180.8	100.0%	$49.7	1.6%
Gross profit	2,322.6	71.9	2,407.1	75.7	(84.5)	(3.5)
Selling, general and administrative expenses	1,350.7	41.8	1,260.0	39.6	90.7	7.2
Operating income	971.9	30.1	1,147.1	36.1	(175.2)	(15.3)
Interest income, net	5.2	0.2	47.8	1.5	(42.7)	(89.2)
Provision for income taxes	353.7	10.9	411.9	13.0	(58.2)	(14.1)
Income from continuing operations	623.4	19.3	783.0	24.6	(159.7)	(20.4)
Income from discontinued operations, net of taxes	—	0.0	0.0	0.0	(0.0)	(100.0)
Net income	623.4	19.3	783.1	24.6	(159.7)	(20.4)
Net Income per share:
Basic:
Continuing operations	$1.93		$2.20		$(0.28)	(12.5)%
Discontinued operations	—		0.00		(0.00)	(100.0)
Net income	1.93		2.20		(0.28)	(12.5)
Diluted:
Continuing operations	$1.91		$2.17		$(0.26)	(11.9)%
Discontinued operations	—		0.00		(0.00)	(100.0)
Net income	1.91		2.17		(0.26)	(11.9)
Net Sales

The following table presents net sales by operating segment for fiscal 2009 compared to fiscal 2008:

	Fiscal Year Ended
	Net Sales		Rate of Increase	Percentage of Total Net Sales
	June 27, 2009	June 28, 2008		June 27, 2009	June 28, 2008
	(dollars in millions)		(FY09 vs. FY08)
Direct-to-Consumer	$2,726.9	$2,557.9	6.6%	84.4%	80.4%
Indirect	503.6	622.9	(19.2)	15.6	19.6
Total net sales	$3,230.5	$3,180.8	1.6%	100.0%	100.0%

In connection with the acquisitions of the retail businesses in Hong Kong, Macau and mainland China, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, fiscal 2008 and fiscal 2007 comparable sales have been reclassified to conform to the current year presentation.

Direct-to-Consumer — Net sales increased 6.6% to $2.73 billion during fiscal 2009 from $2.56 billion during fiscal 2008, driven by sales from new and expanded stores, partially offset by a decline in comparable store sales. Comparable store sales measure sales performance at stores that have been open for at least 12 months. Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by 15.0% or more are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base.

In North America, net sales increased 5.4% as sales from new and expanded stores were partially offset by a 6.8% decline in comparable store sales and a decline in Internet sales. During fiscal 2009, Coach opened 33 net new retail stores and nine net new factory stores, and expanded 11 retail stores and nine factory stores in North America. In Japan, net sales increased 11.1% driven by an approximately $70.2 million or 11.8% positive impact from foreign currency exchange. During fiscal 2009, Coach opened six net new locations and expanded three locations in Japan. The remaining change in net sales is attributable to Coach China, primarily as a result of the acquisitions of our retail businesses in Hong Kong, Macau and mainland China.

Indirect — Net sales decreased 19.2% driven primarily by a 20.8% decrease in U.S. wholesale as the Company reduced shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment. International shipments also declined 6.7% as strong retail sales at locations targeting the domestic customer were offset by a decrease in retail sales at locations serving international tourists. Licensing revenue of approximately $19.5 million and $27.1 million in fiscal 2009 and fiscal 2008, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 15.3% to $971.9 million in fiscal 2009 as compared to $1.15 billion in fiscal 2008. Excluding items affecting comparability of $28.4 million and $32.1 million in fiscal 2009 and fiscal 2008, respectively, operating income decreased 15.2% to $1.00 billion in fiscal 2009 as compared to $1.18 billion in fiscal 2008. Operating margin decreased to 30.1% as compared to 36.1% in the prior year, as gross margin declined while selling, general, and administrative expenses increased. Excluding items affecting comparability, operating margin was 31.0% and 37.1% in fiscal 2009 and fiscal 2008, respectively.

Gross profit decreased 3.5% to $2.32 billion in fiscal 2009 from $2.41 billion in fiscal 2008. Gross margin was 71.9% in fiscal 2009 as compared to 75.7% during fiscal 2008. The change in gross margin was driven primarily by promotional activities in Coach-operated North American factory stores and channel mix. Gross margin was also negatively impacted by our sharper pricing initiative, in which retail prices on handbags and women’s accessories have been reduced in response to consumers’ reluctance to spend, and an increase in average unit cost. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates and fluctuations in material costs. These factors among others may cause gross profit to fluctuate from year to year.

Selling, general and administrative (“SG&A”) expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan and Coach China operating expenses. These expenses are affected by the number of Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, and consulting and software expenses. SG&A expenses increase as the number of Coach-operated stores increase, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

During fiscal 2009, SG&A expenses increased 7.2% to $1.35 billion, compared to $1.26 billion in fiscal 2008, driven primarily by an increase in selling expenses partially offset by a decrease in administrative expenses. As a percentage of net sales, SG&A expenses were 41.8% and 39.6% during fiscal 2009 and fiscal 2008, respectively. Excluding items affecting comparability of $28.4 million and $32.1 million in fiscal 2009 and fiscal 2008, respectively, SG&A expenses were $1.32 billion and $1.23 billion, respectively, representing 40.9% and 38.6% of net sales, respectively.

Selling expenses were $981.5 million, or 30.4% of net sales, in fiscal 2009 compared to $865.2 million, or 27.2% of net sales, in fiscal 2008. Excluding items affecting comparability during fiscal 2009 of $5.0 million related to the closure of four underperforming stores, selling expenses were $976.5 million, representing 30.2% of net sales. The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores, the newly formed Coach China and Coach Japan. The increase in North American store expenses was primarily attributable to expenses from new and expanded stores opened during fiscal 2009 and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. Fiscal 2009 includes operating expenses of Coach China, which consisted of investments in stores, marketing, organization and infrastructure. The increase in Coach Japan operating expenses was driven primarily by the impact of foreign currency exchange rates which increased reported expenses by approximately $29.1 million.

Advertising, marketing, and design costs were $163.6 million, or 5.1% of net sales, in fiscal 2009, compared to $147.7 million, or 4.6% of net sales, during fiscal 2008. The increase was primarily due to design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $52.2 million, or 1.6% of net sales, in fiscal 2009, compared to $47.6 million, or 1.5%, in fiscal 2008. The increase was primarily the result of an increase in fixed occupancy costs related to the expansion of our distribution center that was completed in August 2008.

Administrative expenses were $153.4 million, or 4.7% of net sales, in fiscal 2009 compared to $199.5 million, or 6.3% of net sales, during fiscal 2008. Excluding items affecting comparability of $23.4 million and $32.1 million in fiscal 2009 and fiscal 2008, respectively, expenses were $130.0 million and $167.4 million, respectively, representing 4.0% and 5.3% of net sales. The decrease in administrative expenses was primarily due to a decrease in performance-based compensation expense and lower rent expense as a result of the purchase of our corporate headquarters building.

Interest Income, Net

Net interest income was $5.2 million in fiscal 2009 compared to $47.8 million in fiscal 2008. Excluding items affecting comparability of $2.0 million and $10.7 million in fiscal 2009 and fiscal 2008, respectively, net interest income was $3.2 million and $37.2 million. This decrease is attributable to lower returns on our investments due to lower interest rates and lower average cash balances.

Provision for Income Taxes

The effective tax rate was 36.2% in fiscal 2009 compared to 34.5% in fiscal 2008. In the fourth quarter of fiscal 2009 and fiscal 2008, the Company recorded a benefit of $16.8 million and $50.0 million, respectively, primarily related to favorable settlements of tax return examinations and certain other tax accounting adjustments. Excluding these benefits, the effective tax rates were 38.0% and 39.0%.

Income from Continuing Operations

Income from continuing operations was $623.4 million in fiscal 2009 compared to $783.0 million in fiscal 2008. Excluding items affecting comparability of $1.2 million and $41.0 million in fiscal 2009 and fiscal 2008, respectively, income from continuing operations was $622.1 million and $742.0 million in fiscal 2009 and fiscal 2008, respectively. This decrease was primarily due to a decline in operating income and interest income, net, partially offset by a lower provision for income taxes.

Fiscal 2008 Compared to Fiscal 2007

The following table summarizes results of operations for fiscal 2008 compared to fiscal 2007:

	Fiscal Year Ended
	June 28, 2008		June 30, 2007		Variance
	(dollars in millions, except per share data)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,180.8	100.0%	$2,612.5	100.0%	$568.3	21.8%
Gross profit	2,407.1	75.7	2,023.0	77.4	384.1	19.0
Selling, general and administrative expenses	1,260.0	39.6	1,029.6	39.4	230.4	22.4
Operating income	1,147.1	36.1	993.4	38.0	153.7	15.5
Interest income, net	47.8	1.5	41.3	1.6	6.5	15.9
Provision for income taxes	411.9	13.0	398.1	15.2	13.8	3.5
Income from continuing operations	783.0	24.6	636.5	24.4	146.5	23.0
Income from discontinued operations, net of taxes	0.0	0.0	27.1	1.0	(27.1)	(100.0)
Net income	783.1	24.6	663.7	25.4	119.4	18.0
Net Income per share:
Basic:
Continuing operations	$2.20		$1.72		$0.48	27.8%
Discontinued operations	0.00		0.07		(0.07)	(100.0)
Net income	2.20		1.80		0.41	22.6
Diluted:
Continuing operations	$2.17		$1.69		$0.49	28.8%
Discontinued operations	0.00		0.07		(0.07)	(100.0)
Net income	2.17		1.76		0.41	23.6
Net Sales

The following table presents net sales by operating segment for fiscal 2008 compared to fiscal 2007:

	Fiscal Year Ended
	Net Sales		Rate of Increase	Percentage of Total Net Sales
	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
	(dollars in millions)		(FY08 vs. FY07)
Direct-to-Consumer	$2,557.9	$2,109.0	21.3%	80.4%	80.7%
Indirect	622.9	503.5	23.7	19.6	19.3
Total net sales	$3,180.8	$2,612.5	21.8%	100.0%	100.0%

Direct-to-Consumer — Net sales increased by 21.3%, driven by increased sales from new stores, comparable stores and expanded stores.

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

Indirect — Net sales increased by 23.7% to $622.9 million in fiscal 2008 from $503.5 million in fiscal 2007, driven primarily by a 16.4% increase in sales in the U.S. wholesale division and a 40.3% increase in sales in the international wholesale division. Licensing revenue of approximately $27 million and $15 million in fiscal 2008 and fiscal 2007, respectively, is included in Indirect sales.

Operating Income

Operating income increased 15.5% to $1.15 billion in fiscal 2008 as compared to $993.4 million in fiscal 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Excluding items affecting comparability of $32.1 million, operating income increased 18.7% to $1.18 billion. Operating margin was 36.1% in fiscal 2008 compared to 38.0% in fiscal 2007 as gains from increased net sales were offset by a decrease in gross margin and increase in operating expenses. Excluding items affecting comparability, operating margin was 37.1% in fiscal 2008.

Gross profit increased 19.0% to $2.41 billion in fiscal 2008 compared to $2.02 billion in fiscal 2007. Gross margin was 75.7% in fiscal 2008 compared to 77.4% in fiscal 2007. The change in gross margin was driven by promotional activities in Coach-operated North American stores, the fluctuation in foreign currency translation rates and channel mix.

During fiscal 2008, SG&A expenses increased 22.4% to $1.26 billion, compared to $1.03 billion in fiscal 2007, driven primarily by increased selling expenses. As a percentage of net sales, SG&A expenses were 39.6% and 39.4% during fiscal 2008 and fiscal 2007, respectively. Excluding items affecting comparability in fiscal 2008 of $32.1 million, SG&A expenses were $1.23 billion, representing 38.6% of net sales, an improvement of 80 basis points over fiscal 2007, as we continued to leverage our expense base on higher sales.

Selling expenses were $865.2 million, or 27.2% of net sales, in fiscal 2008 compared to $718.0 million, or 27.5% of net sales, in fiscal 2007. The increase in selling expenses was primarily due to an increase in operating expenses of North American stores and Coach Japan. The increase in North American store expenses is attributable to increased variable expenses related to higher sales, new stores opened during the fiscal year and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. The increase in Coach Japan operating expenses was primarily driven by increased variable expenses related to higher sales and new store operating expenses. The impact of foreign currency exchange rates increased reported expenses by approximately $19.2 million. The remaining increase in selling expenses was due to increased variable expenses to support sales growth in other channels.

Advertising, marketing, and design costs were $147.7 million, or 4.6% of net sales, in fiscal 2008, compared to $119.8 million, or 4.6% of net sales, during fiscal 2007. The increase in advertising, marketing and design costs was primarily due to increased expenses related to direct-mail marketing programs and increased staffing costs.

Distribution and consumer service expenses were $47.6 million, or 1.5% of net sales, in fiscal 2008, compared to $53.2 million, or 2.0%, in fiscal 2007. The decrease in these expenses is primarily the result of efficiency gains, partially offset by higher sales volume.

Administrative expenses were $199.5 million, or 6.3% of net sales, in fiscal 2008 compared to $138.6 million, or 5.3% of net sales, during fiscal 2007. Fiscal 2008 expense includes $32.1 million related to the charitable contribution to the Coach Foundation and non-recurring variable expenses. Excluding these charges, administrative expenses were $167.4 million, representing 5.3% of net sales, primarily driven by an increase in employee staffing costs, including share-based compensation expense and an increase in consulting and depreciation expenses as a result of investments in technology systems.

Interest Income, Net

Interest income, net was $47.8 million in fiscal 2008 as compared to $41.3 million in fiscal 2007. This increase was primarily due to a reduction of $10.7 million of interest expense, related to a favorable settlement of a tax return examination. Excluding this benefit, interest income, net decreased primarily as a result of lower returns on our investments as a result of lower interest rates.

Provision for Income Taxes

The effective tax rate was 34.5% in fiscal 2008 compared to 38.5% in fiscal 2007. During the fourth quarter of fiscal 2008, the Company recorded a benefit of $50.0 million, primarily related to a favorable settlement of a tax return examination. Excluding this benefit, the effective tax rate in fiscal 2008 was essentially flat as compared to the fiscal 2007 effective rate.

Income from Continuing Operations

Income from continuing operations increased 23.0% to $783.0 million in fiscal 2008 compared to $636.5 million in fiscal 2007. Excluding items affecting comparability of $41.0 million discussed above, income from continuing operations was $742.0 million, a 16.6% increase over prior year. The increase is primarily attributable to increased net sales as discussed above.

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

Financial Condition

Cash Flow

Net cash provided by operating activities was $809.2 million in fiscal 2009 compared to $923.4 million in fiscal 2008. The $114.2 million decrease was primarily due to decreased earnings of $159.7 million. The changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net cash used by investing activities was $264.7 million in fiscal 2009 compared to $445.4 million net cash provided by investing activities in fiscal 2008. The $710.2 million change is primarily attributable to a $620.2 million decrease in the net proceeds from maturities of investments, a $103.3 million use of cash related to the purchase of Coach’s corporate headquarters building and a $24.4 million use of cash related to the acquisition of our retail businesses in Hong Kong, Macau and mainland China. These items were partially offset by a $37.7 million decrease in expenditures on property and equipment.

Net cash used in financing activities was $440.1 million in fiscal 2009 compared to $1.23 billion in fiscal 2008. The decrease of $790.2 million in net cash used was attributable to an $882.8 million decrease in funds expended to repurchase common stock in fiscal 2009 as compared to fiscal 2008. This decrease in cash used was partially offset by a $76.0 million decrease in proceeds from the exercise of share-based awards and a $24.1 million decrease in the excess tax benefit from share-based compensation.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2009 and fiscal 2008 there were no borrowings under the Bank of America facility. Accordingly, as of June 27, 2009 and June 28, 2008, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of June 27, 2009 was $87.0 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At June 27, 2009, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen, or approximately $79.9 million, at June 27, 2009. Interest is based on the Tokyo Interbank rate plus a margin of 30 to 100 basis points. During fiscal 2009 and fiscal 2008, the peak borrowings under the Japanese credit facilities were $14.4 million and $26.8 million, respectively. As of June 27, 2009 and June 28, 2008, there were no outstanding borrowings under the Japanese credit facilities.

During fiscal 2009, Coach Shanghai Limited entered into a credit facility that allows a maximum borrowing of $10 million at June 27, 2009. This facility is available to provide funding for working capital and general corporate purposes. Coach Shanghai pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility. Interest is based on the People’s Bank of China rate plus 2%, per annum. During fiscal 2009, the peak borrowings under this credit facility were $7.5 million. At June 27, 2009, there was $7.5 million of outstanding borrowings under this facility.

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

During fiscal 2009 and fiscal 2008, the Company repurchased and retired 20.2 million and 39.7 million shares of common stock, respectively, at an average cost of $22.51 and $33.68 per share, respectively. As of June 27, 2009, $709.6 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

In fiscal 2009, total capital expenditures were $240.3 million and related primarily to the purchase of the Company’s corporate headquarters building in New York City for $103.3 million. New stores and expansions in North America and Japan accounted for $71.9 million and $11.3 million, respectively, of total capital expenditures. Approximately $4.0 million related to investments in corporate infrastructure in Hong Kong and mainland China. Spending on department store renovations and distributor locations accounted for approximately $11.4 million of the total capital expenditures. The remaining capital expenditures related to corporate systems and infrastructure. These investments were financed from on hand cash, operating cash flows and by using funds from the revolving credit facility maintained by Coach Shanghai Limited.

For the fiscal year ending July 3, 2010, the Company expects total capital expenditures to be approximately $110.0 million. Capital expenditures will be primarily for new stores in North America, Japan, Hong Kong, Macau and mainland China. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2009, Coach purchased approximately $916.0 million of inventory, which was primarily funded by on hand cash and operating cash flow.

Management believes that cash flow from continuing operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, dividend payments and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

Commitments

At June 27, 2009, the Company had letters of credit available of $275.0 million, of which $101.9 million were outstanding. These letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Contractual Obligations

As of June 27, 2009, Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(amounts in millions)
Capital expenditure commitments(1)	$2.4	$2.4	$—	$—	$—
Inventory purchase obligations(2)	105.1	105.1	—	—	—
Long-term debt, including the current portion(3)	25.6	0.5	1.5	22.9	0.7
Operating leases	877.4	127.3	238.4	193.8	317.9
Total	$1,010.5	$235.3	$239.9	$216.7	$318.6

(1)	Represents the Company’s legally binding agreements related to capital expenditures.
(2)	Represents the Company’s legally binding agreements to purchase finished goods.
(3)	Amounts presented exclude interest payment obligations.

The table above excludes the following: amounts included in current liabilities, other than the current portion of long-term debt, in the Consolidated Balance Sheet at June 27, 2009 as these items will be paid within one year; long-term liabilities not requiring cash payments, such as deferred lease incentives; and cash contributions for the Company’s pension plans. The Company intends to contribute approximately $0.4 million to its pension plans during the next year. The above table also excludes reserves recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) Interpretation (“FIN”) 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, as we are unable to reasonably estimate the timing of future cash flows related to these reserves.

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $2.6 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments begin in July 2009, with the final payment of $21.6 million due in June 2013. As of June 27, 2009, the remaining balance on the mortgage was $23.0 million.

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

Income Taxes

The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which Coach operates. Deferred tax assets are reported at net realizable value, as determined by management. Significant management judgment is required in determining the effective tax rate, in evaluating our tax positions and in determining the net realizable value of deferred tax assets. In accordance with FIN 48, the Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Tax authorities periodically audit the Company’s income tax returns. Management believes that our tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. A change in our tax positions or audit settlements could have a significant impact on our results of operations. For further information about income taxes, see Note 12 to the Consolidated Financial Statements.

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method. Prior to fiscal 2009, inventory of Coach Japan was determined by the last-in, first-out method. For further information about this change in accounting principle, see Note 3 to the Consolidated Financial Statements. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At June 27, 2009, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of goods sold.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and other indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2009, fiscal 2008 or fiscal 2007.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company recorded an impairment loss in fiscal 2009 of $1.5 million related to the closure of three underperforming stores. The Company did not record any impairment losses in fiscal 2008 or fiscal 2007. However, as the determination of future cash flows is based on expected future performance, impairment could result in the future if expectations are not met.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. At June 27, 2009, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would result in an insignificant change in fiscal 2009 share-based compensation expense.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities in the first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements. The remaining provisions of SFAS 157 are effective for the first quarter of the fiscal 2010. For further information about the fair value measurements of our financial assets and liabilities see Note 7.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Company adopted the recognition provision and the related disclosures as of the end of the fiscal year ended June 30, 2007, and the measurement provision during the first quarter of fiscal 2009. See Note 13 for further information.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement was effective for Coach’s financial statements beginning with the interim period ended on March 28, 2009. SFAS 161 did not have a material impact on the Company’s consolidated financial statements. See Note 10 for further information.

In October 2008, the FASB issued Staff Position (“FSP”) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. The Company has adopted the provisions of SFAS 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets. FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the application of this FSP to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed. The Company adopted FSP 157-4 for the annual period ending June 27, 2009. FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” which amends the interim disclosure requirements in scope for FAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted FSP 107-1 and 28-1 for the annual period ending June 27, 2009. FSP 107-1 and 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery. The Company adopted FSP 115-2 and 124-2 for the annual period ending June 27, 2009. See Note 7 for further information.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which formalizes the recognition and nonrecognition of subsequent events and the disclosure requirements not addressed in other applicable generally accepted accounting guidance. This statement was effective for Coach’s financial statements beginning with the annual period ended on June 27, 2009. See Note 21 for further information.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” SFAS 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding Statement 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This statement will be effective for Coach’s financial statements beginning with the interim period ending September 26, 2009. The Company does not expect the application of SFAS 168 to have a material impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s fiscal 2009 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Italy, United States, Hong Kong, India, Thailand, Vietnam, Turkey, Philippines, Ecuador, Malaysia, Mauritius, Peru, Spain and Taiwan. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan and Coach China, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan, Coach is exposed to market risk from foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar-denominated inventory purchases. Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. The foreign currency contracts entered into by the Company have durations no greater than 12 months. As of June 27, 2009 and June 28, 2008, open foreign currency forward contracts designated as hedges with a notional amount of $32.0 million and $233.9 million, respectively, were outstanding.

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

The fair value of open foreign currency derivatives included in current assets at June 27, 2009 and June 28, 2008 was $0 and $7.9 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at June 27, 2009 and June 28, 2008 was $37.1 million and $5.5 million, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese Yen, Chinese Renminbi, Hong Kong Dollar, Macau Pataca and Canadian Dollars, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as municipal government and corporate debt securities. At June 27, 2009, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. As auction rate securities’ adjusted book value equals its fair value, there are no unrealized gains or losses associated with these investments.

As of June 27, 2009, the Company had outstanding borrowings on its revolving credit facility maintained by Coach Shanghai Limited of $7.5 million. The fair value of any current outstanding or future borrowings may be impacted by fluctuations in interest rates.

As of June 27, 2009, Coach’s outstanding long-term debt, including the current portion, was $25.6 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

Item 8. Financial Statements and Supplementary Data

See “Index to Financial Statements,” which is located on page 36 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2009 and concluded that it is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of management set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Matters Relating to Coach’s Independent Auditors” in the Proxy Statement for the 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

COACH, INC.
Date: August 19, 2009	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 19, 2009.

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
For the Fiscal Year Ended June 27, 2009

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective June 29, 2008, the Company changed its method of accounting for inventories in Japan from determining cost using the last-in, first-out method to determining cost using the first-in, first-out method.

As discussed in Note 12 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the “Company”) as of June 27, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 27, 2009 of the Company and our report dated August 19, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes an explanatory paragraph regarding the Company’s change in method of accounting for valuing inventory in Japan from the last-in, first-out method to the first-in, first-out method.

/s/ Deloitte & Touche LLP

New York, New York
August 19, 2009

COACH, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 27, 2009	June 28, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$800,362	$698,905
Trade accounts receivable, less allowances of $6,347 and $7,717, respectively	108,707	106,738
Inventories	326,148	318,490
Deferred income taxes	49,476	70,069
Prepaid expenses	48,342	65,569
Other current assets	63,374	99,447
Total current assets	1,396,409	1,359,218
Long-term investments	6,000	8,000
Property and equipment, net	592,982	464,226
Goodwill	283,387	249,118
Intangible assets	9,788	9,788
Deferred income taxes	159,092	81,346
Other assets	116,678	75,657
Total assets	$2,564,336	$2,247,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103,029	$134,726
Accrued liabilities	348,619	315,930
Revolving credit facilities	7,496	—
Current portion of long-term debt	508	285
Total current liabilities	459,652	450,941
Deferred income taxes	—	25,371
Long-term debt	25,072	2,580
Other liabilities	383,570	278,086
Total liabilities	868,294	756,978
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding — 318,006,466 and 336,728,851 shares, respectively	3,180	3,367
Additional paid-in-capital	1,189,060	1,115,041
Retained earnings	499,951	353,122
Accumulated other comprehensive income	3,851	18,845
Total stockholders’ equity	1,696,042	1,490,375
Total liabilities and stockholders’ equity	$2,564,336	$2,247,353

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net sales	$3,230,468	$3,180,757	$2,612,456
Cost of sales	907,858	773,654	589,470
Gross profit	2,322,610	2,407,103	2,022,986
Selling, general and administrative expenses	1,350,697	1,259,974	1,029,589
Operating income	971,913	1,147,129	993,397
Interest income, net	5,168	47,820	41,273
Income before provision for income taxes and discontinued operations	977,081	1,194,949	1,034,670
Provision for income taxes	353,712	411,910	398,141
Income from continuing operations	623,369	783,039	636,529
Income from discontinued operations, net of income taxes (Note 17)	—	16	27,136
Net income	$623,369	$783,055	$663,665
Net income per share
Basic
Continuing operations	$1.93	$2.20	$1.72
Discontinued operations	—	0.00	0.07
Net income	$1.93	$2.20	$1.80
Diluted
Continuing operations	$1.91	$2.17	$1.69
Discontinued operations	—	0.00	0.07
Net income	$1.91	$2.17	$1.76
Shares used in computing net income per share
Basic	323,714	355,731	369,661
Diluted	325,620	360,332	377,356

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Shares of Common Stock	Preferred Stockholders' Equity	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances at July 1, 2006	369,831	$—	$3,698	$775,209	$417,087	$(7,260)	$1,188,734
Net income	—	—	—	—	663,665	—	663,665
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	4,708	4,708
Translation adjustments	—	—	—	—	—	(8,339)	(8,339)
Change in pension liability, net of tax	—	—	—	—	—	(58)	(58)
Comprehensive income							659,976
Cumulative effect of change in accounting principle (Note 3)	—	—	—	—	(22,827)	(633)	(23,460)
Shares issued for stock options and employee benefit plans	7,692	—	77	108,241	—	—	108,318
Share-based compensation	—	—	—	56,726	—	—	56,726
Excess tax benefit from share-based compensation	—	—	—	65,100	—	—	65,100
Adjustment to excess tax benefit from share-based compensation	—	—	—	(16,658)	—	—	(16,658)
Repurchase and retirement of common stock	(5,002)	—	(50)	(9,954)	(139,995)	—	(149,999)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	(238)	(238)
Balances at June 30, 2007	372,521	—	3,725	978,664	917,930	(11,820)	1,888,499
Net income	—	—	—	—	783,055	—	783,055
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	5,782	5,782
Translation adjustments	—	—	—	—	—	24,373	24,373
Change in pension liability, net of tax	—	—	—	—	—	510	510
Comprehensive income							813,720
Shares issued for stock options and employee benefit plans	3,896	—	39	83,281	—	—	83,320
Share-based compensation	—	—	—	66,979	—	—	66,979
Adjustment to adopt FIN 48	—	—	—	—	(48,797)	—	(48,797)
Excess tax benefit from share-based compensation	—	—	—	23,253	—	—	23,253
Repurchase and retirement of common stock	(39,688)	—	(397)	(37,136)	(1,299,066)	—	(1,336,599)
Balances at June 28, 2008	336,729	—	3,367	1,115,041	353,122	18,845	1,490,375
Net income	—	—	—	—	623,369	—	623,369
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(7,278)	(7,278)
Translation adjustments	—	—	—	—	—	(5,298)	(5,298)
Change in pension liability, net of tax	—	—	—	—	—	(1,368)	(1,368)
Comprehensive income							609,425
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2 (Note 7)	—	—	—	—	1,072	(1,072)	—
Shares issued for stock options and employee benefit plans	1,436	—	15	7,348	—	—	7,363
Share-based compensation	—	—	—	67,542	—	—	67,542
Tax deficit from share-based compensation	—	—	—	(871)	—	—	(871)
Repurchase and retirement of common stock	(20,159)	—	(202)	—	(453,584)	—	(453,786)
Adjustment to adopt FAS 158 measurement date provision, net of tax	—	—	—	—	(183)	22	(161)
Dividend declared	—	—	—	—	(23,845)	—	(23,845)
Balances at June 27, 2009	318,006	$—	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$623,369	$783,055	$663,665
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	123,014	100,704	80,832
Provision for bad debt	909	286	1,845
Share-based compensation	67,542	66,979	56,726
Excess tax deficit (benefit) from share-based compensation	871	(23,253)	(65,100)
Deferred income taxes	13,660	(16,907)	7,282
Other noncash credits and (charges), net	10,151	6,845	(2,024)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	3,309	8,213	(28,066)
Decrease (increase) in inventories	4,070	(32,080)	(63,935)
Decrease (increase) in other assets	31,155	(94,535)	(50,359)
Increase in other liabilities	211	28,529	50,888
(Decrease) increase in accounts payable	(37,017)	20,423	31,230
(Decrease) increase in accrued liabilities	(32,092)	75,102	98,185
Net cash provided by operating activities	809,152	923,361	781,169
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(24,400)	—	—
Purchases of property and equipment	(137,029)	(174,720)	(140,600)
Proceeds from dispositions of property and equipment	—	—	33
Purchase of corporate headquarters building	(103,300)	—	—
Purchases of investments	—	(162,300)	(920,999)
Proceeds from sales and maturities of investments	—	782,460	685,789
Net cash (used in) provided by investing activities	(264,729)	445,440	(375,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(453,786)	(1,336,599)	(149,999)
Repayment of long-term debt	(285)	(235)	(170)
Borrowings on revolving credit facility, net	7,496	—	—
Proceeds from share-based awards, net	7,363	83,320	112,119
Excess tax (deficit) benefit from share-based compensation	(871)	23,253	65,100
Adjustment to excess tax benefit from share-based compensation	—	—	(16,658)
Net cash (used in) provided by financing activities	(440,083)	(1,230,261)	10,392
Effect of exchange rate changes on cash and cash equivalents	(2,883)	3,409	(2,216)
Increase in cash and cash equivalents	101,457	141,949	413,568
Cash and cash equivalents at beginning of year	698,905	556,956	143,388
Cash and cash equivalents at end of year	$800,362	$698,905	$556,956
Supplemental information:
Cash paid for income taxes	$336,091	$463,687	$370,189
Cash paid for interest	$2,014	$1,171	$1,099
Noncash investing activity — property and equipment obligations	$20,520	$44,260	$31,537
Noncash financing activity — mortgage debt assumed	$23,000	$—	$—

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. Nature of Operations

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, travel bags, fragrance and watches. Coach’s products are sold through the Direct-to-Consumer segment, which includes Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog, and through the Indirect segment, which includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed products.

2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 27, 2009 (“fiscal 2009”), June 28, 2008 (“fiscal 2008”) and June 30, 2007 (“fiscal 2007”) were each 52-week periods.

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

Inventories

Inventories consist primarily of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market. Inventory costs include material, conversion costs, freight and duties. Prior to fiscal 2009, the Company valued the cost of Coach Japan’s inventory using the last-in, first-out method. See Note 3 for further information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years. Machinery and equipment are depreciated over lives of five to seven years and furniture and fixtures are depreciated over lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment evaluation in fiscal 2009, fiscal 2008 and fiscal 2007 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually to determine if the carrying value of the assets is recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company performed an impairment evaluation in fiscal 2009, fiscal 2008 and fiscal 2007 and concluded that there was no impairment of its long-lived assets for stores expected to remain open. The Company recorded an impairment charge of $1.5 million in fiscal 2009 related to the closure of three underperforming stores.

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

Advertising

Advertising costs include expenses related to direct marketing activities, such as catalogs, as well as media and production costs. In fiscal 2009, fiscal 2008 and fiscal 2007, advertising expenses totaled $50,078, $57,380 and $47,287, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of the award is recognized as compensation expense over the vesting period.

Shipping and Handling

Shipping and handling costs incurred were $26,142, $28,433 and $28,142 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. In evaluating the unrecognized tax benefits associated with the Company’s various tax filing positions, management records these positions using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The Company classifies interest on uncertain tax positions in interest expense.

Fair Value of Financial Instruments

The Company has evaluated its Industrial Revenue Bond and mortgage and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of June 27, 2009 and June 28, 2008, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. See Note 7, “Fair Value Measurements,” for the fair values of the Company’s investments as of June 27, 2009 and June 28, 2008.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

Coach Japan enters into foreign currency contracts that hedge certain U.S. dollar-denominated inventory purchases and its fixed rate intercompany loan. These contracts qualify for hedge accounting and have been designated as cash flow hedges. The fair value of these contracts is recorded in other comprehensive income and recognized in earnings in the period in which the hedged item is also recognized in earnings. The fair value of the foreign currency derivative is based on its market value. Considerable judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and vesting of stock awards.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities in the first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements. The remaining provisions of SFAS 157 are effective for the first quarter of the fiscal 2010. For further information about the fair value measurements of our financial assets and liabilities see Note 7.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement was effective for Coach’s financial statements beginning with the interim period ended on March 28, 2009. SFAS 161 did not have a material impact on the Company’s consolidated financial statements. See Note 10 for further information.

In October 2008, the FASB issued Staff Position (“FSP”) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. Significant Accounting Policies  – (continued)

market. FSP 157-3 was effective on October 10, 2008. The Company has adopted the provisions of SFAS 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets. FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the application of this FSP to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed. The Company adopted FSP 157-4 for the annual period ending June 27, 2009. FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” which amends the interim disclosure requirements in scope for FAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted FSP 107-1 and 28-1 for the annual period ending June 27, 2009. FSP 107-1 and 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding SFAS 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This statement will be effective for Coach’s financial statements beginning with the interim period ending September 26, 2009. The Company does not expect the application of SFAS 168 to have a material impact on the Company’s consolidated financial statements.

3. Change in Accounting Principle

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

The change in accounting method from LIFO to FIFO for inventories in Japan was completed in accordance with SFAS 154, “Accounting Changes and Error Corrections.” Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of Japan inventories on a FIFO basis. The cumulative effect of this change in accounting principle was a $22,827 reduction of retained earnings and a $633 reduction to accumulated other comprehensive income as of July 1, 2006. There was no impact to the income statement in the current or historical periods presented herein because there were no material differences between the LIFO and FIFO methods during those periods.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3. Change in Accounting Principle  – (continued)

The following table details the retrospective application impact on previously reported amounts:

At June 28, 2008	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Inventories	$345,493	$(27,003)	$318,490
Deferred income taxes – current asset	69,557	512	70,069
Deferred income taxes – liability	26,417	(1,046)	25,371
Retained earnings	375,949	(22,827)	353,122
Accumulated other comprehensive income	21,463	(2,618)	18,845

At June 30, 2007
Inventories	$291,192	$(23,413)	$267,779
Deferred income taxes – current asset	68,305	512	68,817
Deferred income taxes – liability	36,448	(1,046)	35,402
Retained earnings	940,757	(22,827)	917,930
Accumulated other comprehensive income	(12,792)	972	(11,820)

Year Ended June 28, 2008
Translation adjustments	$27,963	$(3,590)	$24,373

Year Ended June 30, 2007
Translation adjustments	$(9,944)	$1,605	$(8,339)

The following table shows the impact of the accounting principle change on reported balances at June 27, 2009:

At June 27, 2009	Without Effect of Accounting Principle Change	Effect of Accounting Principle Change	As Reported
Inventories	$356,422	$(30,274)	$326,148
Deferred income taxes – current asset	48,964	512	49,476
Deferred income taxes – liability	1,046	(1,046)	—
Retained earnings	522,778	(22,827)	499,951
Accumulated other comprehensive loss	9,740	(5,889)	3,851

4. Acquisitions

On September 1, 2008, Coach acquired 100% of its domestic retail businesses in Hong Kong and Macau and on April 1, 2009, acquired 100% of its domestic retail business in mainland China from the former distributor, the ImagineX group. The results of the acquired businesses have been included in the consolidated financial statements since September 1, 2008 and April 1, 2009, respectively, within the Direct-to-Consumer segment. These acquisitions will provide the Company with greater control over the brand in Hong Kong, Macau and mainland China, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. Acquisitions  – (continued)

The aggregate purchase price of the Hong Kong, Macau and mainland China businesses was $25,600, of which $24,400 was paid during fiscal 2009. The remaining $1,200 will be paid during fiscal 2010. The following table summarizes the fair values of the assets acquired at the date of acquisition:

Assets Acquired	Fair Value of Hong Kong and Macau(1)	Fair Value of Mainland China(2)	Total
Current assets	$5,099	$4,868	$9,967
Fixed assets	3,555	3,525	7,080
Other assets	2,299	—	2,299
Goodwill	3,554	2,700	6,254
Total assets acquired	$14,507	$11,093	$25,600

(1)	Fair value as of the acquisition date of September 1, 2008
(2)	Estimated fair value as of the acquisition date of April 1, 2009

Prior to these acquisitions, ImagineX operated eight retail and department store locations in Hong Kong, two retail locations in Macau, and 15 retail locations in mainland China. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets acquired. Unaudited pro forma information related to these acquisitions is not included as the impact of these transactions is not material to the consolidated results of the Company.

5. Share-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Share-based compensation expense	$67,542	$66,979	$56,726
Income tax benefit related to share-based compensation expense	23,920	24,854	22,071

The fiscal 2007 amounts above include $486 of share-based compensation expense and $187 of related income tax benefit related to discontinued operations.

Coach Stock-Based Plans

Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options and shares to certain members of Coach management and the outside members of its Board of Directors. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Stock options and share awards that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards, granted primarily for retention purposes, are subject to forfeiture until completion of the vesting period, which ranges from one to five years. The Company issues new shares upon the exercise of stock options, vesting of share units and employee stock purchase.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. Share-Based Compensation  – (continued)

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. Replacement stock options of 0, 16 and 1,462 were granted in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Stock Options

A summary of option activity under the Coach stock option plans as of June 27, 2009 and changes during the year then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 28, 2008	28,655	$29.44
Granted	5,009	25.94
Exercised	(772)	12.15
Forfeited or expired	(1,605)	32.98
Outstanding at June 27, 2009	31,287	$29.12	5.9	$94,175
Vested or expected to vest at June 27, 2009	31,027	$29.09	5.8	$93,824
Exercisable at June 27, 2009	19,999	$27.78	4.7	$89,182

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Expected term (years)	3.0	2.6	2.2
Expected volatility	44.7%	32.9%	29.9%
Risk-free interest rate	2.7%	4.2%	4.9%
Dividend yield	0.0%	—%	—%

The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. The risk free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Grants subsequent to the Company’s Board of Directors’ approval to initiate a quarterly dividend included a dividend yield assumption based on Coach’s annual expected dividend yield of $0.30 per share divided by the grant-date share price. As Coach did not pay dividends during fiscal 2008 or fiscal 2007, the dividend yield was 0%.

The weighted-average grant-date fair value of options granted during fiscal 2009, fiscal 2008 and fiscal 2007 was $8.36, $10.74 and $7.12, respectively. The total intrinsic value of options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $11,495, $65,922 and $191,950, respectively. The total cash received from option exercises was $9,382, $89,356 and $112,119 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $4,427, $25,610 and $69,496, respectively.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. Share-Based Compensation  – (continued)

At June 27, 2009, $55,994 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

Share Units

The grant-date fair value of each Coach share unit is equal to the fair value of Coach stock at the grant date. The weighted-average grant-date fair value of shares granted during fiscal 2009, fiscal 2008 and fiscal 2007 was $24.62, $40.47 and $35.09, respectively. The following table summarizes information about non-vested shares as of and for the year ended June 27, 2009:

	Number of Non-Vested Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 28, 2008	1,588	$33.98
Granted	1,715	24.62
Vested	(609)	27.38
Forfeited	(111)	32.89
Nonvested at June 27, 2009	2,583	$29.36

The total fair value of shares vested during fiscal 2009, fiscal 2008 and fiscal 2007 was $15,859, $18,225 and $11,558, respectively. At June 27, 2009, $41,081 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 268, 155 and 159 new shares to employees in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Expected term (years)	0.5	0.5	0.5
Expected volatility	64.7%	28.4%	30.1%
Risk-free interest rate	1.1%	4.1%	5.1%
Dividend yield	—%	—%	—%

The weighted-average fair value of the purchase rights granted during fiscal 2009, fiscal 2008 and fiscal 2007 was $8.42, $10.26 and $8.72, respectively.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. Share-Based Compensation  – (continued)

Deferred Compensation

Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at June 27, 2009 and June 28, 2008 were $2,480 and $2,288, respectively, and are included within total liabilities in the consolidated balance sheets.

6. Leases

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

Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Minimum rentals	$107,272	$92,675	$83,006
Contingent rentals	43,995	40,294	24,452
Total rent expense	$151,267	$132,969	$107,458

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2010	$127,301
2011	123,933
2012	114,422
2013	103,867
2014	89,964
Subsequent to 2014	317,884
Total minimum future rental payments	$877,371

Certain operating leases provide for renewal for periods of five to ten years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

7. Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” The Company adopted the provisions of the statement related to financial assets and liabilities in the first quarter of fiscal 2009. SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, the Company categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

The following table shows the fair value measurements of the Company’s SFAS 157 financial assets and liabilities at June 27, 2009:

	Level 2	Level 3
Assets:
Long-term investment – auction rate security(a)	$—	$6,000
Total	$—	$6,000
Liabilities:
Derivative liabilities – zero-cost collar options(b)	$943	$—
Derivative liabilities – cross-currency swap(c)	—	36,118
Total	$943	$36,118

(a)	The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.
(b)	The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for counterparty or the Company’s credit risk.
(c)	The Company is a party to a cross-currency swap transaction in order to manage its exposure to foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar-denominated fixed rate intercompany loan. The fair value of this cash flow hedge is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company’s credit risk.

As of June 27, 2009 and June 28, 2008, the Company’s investments included an auction rate security (“ARS”), classified as a long-term investment as the auctions for this security have been unsuccessful. During fiscal 2009 and fiscal 2008, the Company recorded impairment charges of $2,000 and $700, respectively, as the fair value of the ARS was deemed to be other-than-temporarily impaired. There were no realized gains or losses recorded in fiscal 2007. As of June 27, 2009 and June 28, 2008, there were no unrealized gains or losses on the Company’s investments. The underlying investments of the ARS are scheduled to mature in 2035. This auction rate security is currently rated A, an investment grade rating afforded by credit rating agencies. We have determined that the significant majority of the inputs used to value this security fall within

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

7. Fair Value Measurements  – (continued)

Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The table below presents the changes in the fair value of the auction rate security during fiscal 2009:

Auction Rate Security
Balance at June 28, 2008	$8,000
Unrealized other-than-temporary loss, recognized in selling, general and administrative expenses	(2,000)
Balance at June 27, 2009	$6,000

On April 9, 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery. The Company adopted FSP 115-2 and 124-2 for the annual period ending June 27, 2009 and as of the interim period beginning March 29, 2009. As a result of the adoption, the Company recorded a cumulative effect adjustment of $1,072 to retained earnings with a corresponding adjustment to accumulated other comprehensive income. This adjustment represents the non-credit portion of the impairment as of the date of adoption.

As of June 27, 2009 and June 28, 2008, the fair value of the Company’s cross-currency swap derivative was included within accrued liabilities. The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of the cross-currency swap during fiscal 2009:

Cross-Currency Swap
Balance at beginning of period	$5,540
Unrealized loss, recorded in accumulated other comprehensive income	30,578
Balance at end of period	$36,118

8. Debt

Revolving Credit Facilities

The Company maintains a $100,000 revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”). The facility expires on July 26, 2012. At Coach’s request, the Bank of America facility can be expanded to $200,000 and can also be extended for two additional one-year periods. Under the Bank of America facility, Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. At June 27, 2009, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2009 and fiscal 2008 there were no borrowings under the Bank of America facility. Accordingly, as of June 27, 2009 and June 28, 2008, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of June 27, 2009 was $87,045, due to outstanding letters of credit.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

8. Debt  – (continued)

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 7.6 billion yen, or approximately $79,865, at June 27, 2009. Interest is based on the Tokyo Interbank rate plus a margin of 30 to 100 basis points.

During fiscal 2009 and fiscal 2008, the peak borrowings under the Japanese credit facilities were $14,404 and $26,790, respectively. As of June 27, 2009 and June 28, 2008, there were no outstanding borrowings under the Japanese credit facilities.

During fiscal 2009, Coach Shanghai Limited entered into a credit facility that allows a maximum borrowing of $10,000 at June 27, 2009. This facility is available to provide funding for working capital and general corporate purposes. Coach Shanghai pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility. Interest is based on the People’s Bank of China rate plus 2%, per annum. During fiscal 2009, the peak borrowings under this credit facility were $7,496. At June 27, 2009, there was $7,496 of outstanding borrowings under this facility.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in August 2014. As of June 27, 2009 and June 28, 2008, the remaining balance on the loan was $2,580 and $2,865, respectively. During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments begin in July 2009, with the final payment of $21,555 due in June 2013. As of June 27, 2009, the remaining balance on the mortgage was $23,000. Future principal payments under these obligations are as follows:

Fiscal Year	Amount
2010	$508
2011	746
2012	795
2013	22,375
2014	500
Subsequent to 2014	656
Total	$25,580

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

9. Commitments and Contingencies

At June 27, 2009 and June 28, 2008, the Company had letters of credit available of $275,000 and $225,000, of which $101,940 and $111,528, respectively, were outstanding. The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

In addition to the employment agreements described above, other contractual cash obligations as of June 27, 2009 and June 28, 2008 included $105,114 and $125,176, respectively, related to inventory purchase obligations and $2,370 and $3,400, respectively, related to capital expenditure purchase obligations.

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

Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to its inventory purchases. As of June 27, 2009 and June 28, 2008, $32,041 and $233,873 of foreign currency forward contracts were outstanding. These contracts have durations no greater than 12 months. To manage the exchange rate risk related to its intercompany loan, Coach Japan entered into a cross currency swap transaction on July 1, 2005. The terms of the cross currency swap transaction include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate and an exchange of yen and U.S. dollar based principals when the loan matures in 2010.

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. Derivative Instruments and Hedging Activities  – (continued)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging Instruments Under Statement 133	Balance Sheet Classification	Fair Value
		At June 27, 2009	At June 28, 2008
Foreign exchange contracts	Other Current Assets	$—	$7,906
Total derivative assets		$—	$7,906
Foreign exchange contracts	Accrued Liabilities	$37,061	$5,540
Total derivative liabilities		$37,061	$5,540

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Year Ended
Derivatives in Statement 133 Cash Flow Hedging Relationships	June 27, 2009	June 28, 2008
Foreign exchange contracts	$(10,193)	$4,352
Total	$(10,193)	$4,352

For fiscal 2009 and fiscal 2008, the amounts above are net of tax of $(7,123) and $2,986, respectively.

	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	June 27, 2009	June 28, 2008
Cost of Sales	$(5,031)	$(2,411)
Total	$(5,031)	$(2,411)

During fiscal 2009 and fiscal 2008, there were no material gains or losses recognized in income due to hedge ineffectiveness.

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	Year Ended
	June 27, 2009	June 28, 2008
Balance at beginning of period	$6,943	$1,161
Net losses transferred to earnings	2,915	1,430
Change in fair value, net of tax	(10,193)	4,352
Balance at end of period	$(335)	$6,943

The Company expects that $3,244 of net derivative losses included in accumulated other comprehensive income at June 27, 2009 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended June 27, 2009 and June 28, 2008 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at June 30, 2007	$212,278	$1,516	$213,794
Foreign exchange impact	35,324	—	35,324
Balance at June 28, 2008	247,602	1,516	249,118
Acquisition of Hong Kong, Macau and Mainland China retail businesses	6,254	—	6,254
Foreign exchange impact	28,015	—	28,015
Balance at June 27, 2009	$281,871	$1,516	$283,387

At June 27, 2009 and June 28, 2008, intangible assets not subject to amortization were $9,788 and consisted of trademarks.

12. Income Taxes

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 27, 2009		June 28, 2008		June 30, 2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes and discontinued operations:
United States	$870,819	89.1%	$1,082,584	90.6%	$936,413	90.5%
Foreign	106,262	10.9	112,365	9.4	98,257	9.5
Total income before provision for income taxes and discontinued operations:	$977,081	100.0%	$1,194,949	100.0%	$1,034,670	100.0%
Tax expense at U.S. statutory rate	$341,978	35.0%	$418,232	35.0%	$362,135	35.0%
State taxes, net of federal benefit	35,065	3.6	43,787	3.7	38,910	3.8
Foreign tax rate differential	(9,202)	(0.9)	(7,750)	(0.6)	(13,892)	(1.3)
Tax benefit, primarily due to settlements of tax return examinations	(9,289)	(1.0)	(49,968)	(4.2)	—	0.0
Other, net	(4,840)	(0.5)	7,609	0.6	10,988	1.0
Taxes at effective worldwide rates	$353,712	36.2%	$411,910	34.5%	$398,141	38.5%

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. Income Taxes  – (continued)

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	June 27, 2009		June 28, 2008		June 30, 2007
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$298,996	$(5,646)	$334,381	$(21,391)	$323,087	$(5,352)
Foreign	(4,544)	14,788	25,624	5,931	16,025	4,227
State	45,600	4,518	68,812	(1,447)	56,745	3,409
Total current and deferred tax provisions (benefits)	$340,052	$13,660	$428,817	$(16,907)	$395,857	$2,284

The components of deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal 2009	Fiscal 2008
Share-based compensation	$74,328	$66,590
Reserves not deductible until paid	74,159	62,697
Goodwill	22,923	—
Pensions and other employee benefits	15,623	19,069
Property and equipment	641	23,361
Net operating loss	26,430	20,202
Other	1,438	11,537
Gross deferred tax assets	$215,542	$203,456
Prepaid expenses	$5,860	$15,221
Equity adjustments	—	8,181
Goodwill	—	51,586
Other	1,114	2,424
Gross deferred tax liabilities	$6,974	$77,412
Net deferred tax assets	$208,568	$126,044
Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$49,476	$70,069
Deferred income taxes – noncurrent asset	159,092	81,346
Deferred income taxes – noncurrent liability	—	(25,371)
Net amount recognized	$208,568	$126,044

During fiscal 2009, the Company reorganized the ownership of its business in Japan. As a result of the reorganization, the Company recorded a non-current deferred tax asset of $103,170 which represents the tax effect in Japan of the basis difference related to an asset acquired from within the Coach group. The Company also recorded a deferred credit of $103,170 and a deferred expense of $17,715 which represents the tax effects of future tax deductions and the net taxes payable, respectively, on the transaction. The current and long-term portion of the deferred credit is included within accrued liabilities and other liabilities, respectively, and the deferred expense is included within other assets.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on July 1, 2007, the first day of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. Income Taxes  – (continued)

taken or expected to be taken in a tax return. As a result, the Company recorded a non-cash cumulative transition charge of $48,797 as a reduction to the opening retained earnings balance.

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

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal 2009	Fiscal 2008
Balance at beginning of fiscal year	$131,185	$120,367
Gross increase due to tax positions related to prior periods	13,690	8,606
Gross decrease due to tax positions related to prior periods	(48,602)	(44,719)
Gross increase due to tax positions related to current period	42,367	72,983
Gross decrease due to tax positions related to current period	—	(24,369)
Decrease due to lapse of statutes of limitations	(833)	(1,683)
Balance at end of fiscal year	$137,807	$131,185

Of the $137,807 ending gross unrecognized tax benefit balance, $67,058 relates to items which, if recognized, would impact the effective tax rate. As of June 27, 2009 and June 28, 2008, gross interest and penalties payable was $25,960 and $18,640, which are included in other liabilities. During fiscal 2009 and fiscal 2008, the Company recognized interest and penalty expense of $5,611 and $(3,180), respectively, in the Consolidated Statements of Income.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Fiscal years 2007 to present are open to examination in the federal jurisdiction, fiscal 2003 to present in significant state jurisdictions, and from fiscal 2003 to present in foreign jurisdictions.

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

At June 27, 2009, the Company had net operating loss carryforwards in foreign tax jurisdictions of $62,854, which will expire beginning in fiscal years 2012 through fiscal year 2016.

The total amount of undistributed earnings of foreign subsidiaries as of June 27, 2009 was $363,725. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends.

13. Retirement Plans

Defined Contribution Plan

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. Retirement Plans  – (continued)

may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $12,511, $11,106 and $9,365 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

In the first quarter of fiscal 2009, the Company adopted the measurement provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R,” which requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. Previously, the Company had measured its defined benefit plan assets and obligations three months prior to the fiscal year-end. The impact of this change resulted in a non-cash charge to retained earnings of $183 and an increase to accumulated other comprehensive income of $22.

The following tables provide information about the Company’s pension plans:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,070	$7,818
Service cost	1,463	777
Interest cost	423	384
Actuarial (gain) loss	934	(792)
Foreign exchange impact	363	281
Benefits paid	(515)	(398)
Benefit obligation at end of year	$10,738	$8,070
Change in Plan Assets
Fair value of plan assets at beginning of year	$5,667	$4,968
Actual return on plan assets	(1,012)	166
Employer contributions	1,021	931
Benefits paid	(515)	(398)
Fair value of plan assets at end of year	$5,161	$5,667
Reconciliation of Funded status
Funded status at end of year	$(5,577)	$(2,403)
Contributions subsequent to measurement date	—	248
Net amount recognized	$(5,577)	$(2,155)
Amounts recognized in the Consolidated Balance Sheets
Other assets	$—	$76
Current liabilities	(161)	(72)
Other liabilities	(5,416)	(2,159)
Net amount recognized	$(5,577)	$(2,155)

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. Retirement Plans  – (continued)

	Fiscal Year Ended
	June 27, 2009	June 28, 2008
Amounts recognized in Accumulated Other Comprehensive Income consist of
Net actuarial loss	$3,899	$1,651
Accumulated benefit obligation	$9,298	$7,345
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$10,738	$8,070
Accumulated benefit obligation	9,298	7,345
Fair value of plan assets	5,161	5,667
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.73%	5.37%
Rate of compensation increase	3.50%	3.50%

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Components of net periodic benefit cost
Service cost	$1,101	$777	$721
Interest cost	423	384	353
Expected return on plan assets	(356)	(314)	(307)
Amortization of net actuarial loss	147	263	217
Net periodic benefit cost	$1,315	$1,110	$984
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.37%	5.02%	5.42%
Expected long term return on plan assets	6.00%	6.00%	6.50%
Rate of compensation increase	3.50%	2.60%	3.00%

To develop the expected long-term rate of return on plan assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 6.0% assumption for the fiscal year ended June 27, 2009.

In the Company’s U.S. Plan, funds are contributed to a trust in accordance with regulatory limits. The weighted-average asset allocations of the U.S. Plan, by asset category, as of the measurement dates, are as follows:

	Plan Assets
	Fiscal 2009	Fiscal 2008
Asset Category
Equity securities	63.2	29.4
Fixed income	35.7	26.5
Cash equivalents	1.1	44.1
Total	100.0%	100.0%

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. Retirement Plans  – (continued)

The goals of the investment program are to fully fund the obligation to pay retirement benefits in accordance with the Coach, Inc. Supplemental Pension Plan and to provide returns which, along with appropriate funding from Coach, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits. The Plan does not directly invest in Coach stock. The target asset allocations for each major category of plan assets as of June 27, 2009 are as follows:

	Minimum	Maximum
Equity securities	45%	65%
Fixed income	30%	50%
Cash equivalents	2%	10%

During fiscal 2010, approximately $331 of actuarial loss will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost.

Coach expects to contribute $283 to its U.S. Plan during the year ending July 3, 2010. Coach Japan expects to contribute $161 for benefit payments during the year ending July 3, 2010. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Pension Benefits
2010	$ 542
2011	701
2012	809
2013	925
2014	1,036
2015 – 2019	6,450

14. Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company’s reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed products. In deciding how to allocate resources and assess performance, Coach’s executive officers regularly evaluate the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and consumer service expenses.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

14. Segment Information  – (continued)

In connection with the acquisitions of the retail businesses in Hong Kong, Macau and mainland China, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2009
Net sales	$2,726,891	$503,577	$—	$3,230,468
Operating income (loss)	996,285	290,981	(315,353)	971,913
Income (loss) before provision for income taxes and discontinued operations	996,285	290,981	(310,185)	977,081
Depreciation and amortization expense	82,539	10,394	30,081	123,014
Total assets	1,311,341	86,235	1,166,760	2,564,336
Additions to long-lived assets	82,852	7,242	158,665	248,759
Fiscal 2008
Net sales	$2,557,872	$622,885	$—	$3,180,757
Operating income (loss)	1,094,321	399,401	(346,593)	1,147,129
Income (loss) before provision for income taxes and discontinued operations	1,094,321	399,401	(298,773)	1,194,949
Depreciation and amortization expense	67,485	9,704	23,515	100,704
Total assets	1,035,621	119,561	1,092,171	2,247,353
Additions to long-lived assets	120,288	24,252	43,123	187,663
Fiscal 2007
Net sales	$2,108,984	$503,472	$—	$2,612,456
Operating income (loss)	956,769	313,539	(276,911)	993,397
Income (loss) before provision for income taxes and discontinued operations	956,769	313,539	(235,638)	1,034,670
Depreciation and amortization expense	55,579	7,199	18,054	80,832
Total assets	891,008	114,423	1,421,180	2,426,611
Additions to long-lived assets	95,217	13,374	43,755	152,346

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Production variances	$38,229	$26,659	$21,203
Advertising, marketing and design	(150,714)	(128,938)	(108,760)
Administration and information systems	(153,387)	(199,525)	(138,552)
Distribution and customer service	(49,481)	(44,789)	(50,802)
Total corporate unallocated	$(315,353)	$(346,593)	$(276,911)

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

14. Segment Information  – (continued)

Geographic Area Information

As of June 27, 2009, Coach operated 316 retail stores and 109 factory stores in the United States, 14 retail stores and two factory stores in Canada, 155 department store shop-in-shops, retail stores and factory stores in Japan and 28 department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China. Coach also operates distribution, product development and quality control locations in the United States, Hong Kong, China, South Korea and India. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period and includes property and equipment, net and other assets.

	United States	Japan	Other International(1)	Total
Fiscal 2009
Net sales	$2,318,602	$670,103	$241,763	$3,230,468
Long-lived assets	595,981	82,112	31,567	709,660
Fiscal 2008
Net sales	$2,382,899	$605,523	$192,335	$3,180,757
Long-lived assets	452,616	76,863	10,404	539,883
Fiscal 2007
Net sales	$1,996,129	$492,748	$123,579	$2,612,456
Long-lived assets	320,035	72,083	5,493	397,611

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Hong Kong, Macau, mainland China and Canada.

15. Earnings Per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Income from continuing operations	$623,369	$783,039	$636,529
Total weighted-average basic shares	323,714	355,731	369,661
Dilutive securities:
Employee benefit and share award plans	293	608	980
Stock option programs	1,613	3,993	6,715
Total weighted-average diluted shares	325,620	360,332	377,356
Earnings from continuing operations per share:
Basic	$1.93	$2.20	$1.72
Diluted	$1.91	$2.17	$1.69

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

15. Earnings Per Share  – (continued)

At June 27, 2009, options to purchase 24,004 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $24.33 to $51.56, were greater than the average market price of the common shares.

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

16. Purchase of Corporate Headquarters Building

On November 26, 2008, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126,300. As part of the purchase agreement, Coach paid $103,300 of cash and assumed $23,000 of the outstanding mortgage held by the sellers. The mortgage bears interest at 4.68% per annum and interest payments are made monthly. Principal payments begin in July 2009 with the final payment of $21,555 due in June 2013.

17. Discontinued Operations

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

	Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net sales	$—	$102	$66,463
Income before provision for income taxes	—	31	44,483
Income from discontinued operations	—	16	27,136

The consolidated balance sheet at June 27, 2009 and June 28, 2008 includes approximately $1,500 of accrued liabilities related to the corporate accounts business. The Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

18. Stock Repurchase Program

Purchases of Coach’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2009, fiscal 2008 and fiscal 2007, the Company repurchased and retired 20,159, 39,688 and 5,002 shares of common stock at an average cost of $22.51, $33.68 and $29.99 per share, respectively. As of June 27, 2009, Coach had $709,625 remaining in the stock repurchase program.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

19. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	June 27, 2009	June 28, 2008
Property and equipment
Land and building	$154,873	$27,954
Machinery and equipment	27,053	16,116
Furniture and fixtures	311,916	271,957
Leasehold improvements	461,431	373,260
Construction in progress	22,726	65,486
Less: accumulated depreciation	(385,017)	(290,547)
Total property and equipment, net	$592,982	$464,226
Accrued liabilities
Payroll and employee benefits	$70,697	$104,122
Accrued rent	29,324	26,272
Capital expenditures	16,584	43,821
Dividends payable	23,845	—
Derivative liability	37,061	5,540
Operating expenses	171,108	136,175
Total accrued liabilities	$348,619	$315,930
Other liabilities
Deferred lease incentives	$112,296	$108,612
Non-current tax liabilities	137,807	131,185
Tax-related deferred credit (Note 12)	80,817	—
Other	52,650	38,289
Total other liabilities	$383,570	$278,086
Accumulated other comprehensive income
Cumulative translation adjustments	$7,597	$12,895
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $628 and $0	(1,072)	—
Unrealized (losses) gains on cash flow hedging derivatives, net of taxes of $(245) and $4,762	(335)	6,943
SFAS 158 adjustment and minimum pension liability, net of taxes of $1,559 and $657	(2,339)	(993)
Accumulated other comprehensive income	$3,851	$18,845

20. Shareholder Rights Plan

On May 3, 2001, Coach declared a “poison pill” dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.

Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board of Directors. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board of Directors will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

20. Shareholder Rights Plan  – (continued)

the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board of Directors becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2009, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

21. Subsequent Event Evaluation

The Company adopted SFAS 165, “Subsequent Events,” for the annual period ended on June 27, 2009. SFAS 165 formalizes the recognition and nonrecognition of subsequent events and the disclosure requirements not addressed in other applicable generally accepted accounting guidance. This statement was effective for Coach’s financial statements beginning with the annual period ended on June 27, 2009. The Company evaluated subsequent events through August 19, 2009, the date these financial statements were issued, for both conditions existing and not existing as of June 27, 2009 and concluded there were no subsequent events to recognize or disclose.

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009(1)(2)
Net sales	$752,529	$960,256	$739,939	$777,744
Gross profit	558,193	692,036	525,063	547,318
Income from continuing operations	145,811	216,906	114,859	145,793
Income from discontinued operations	—	—	—	—
Net income	145,811	216,906	114,859	145,793
Basic earnings per common share:
Continuing operations	0.44	0.67	0.36	0.46
Discontinued operations	—	—	—	—
Net income	0.44	0.67	0.36	0.46
Diluted earnings per common share:
Continuing operations	0.44	0.67	0.36	0.45
Discontinued operations	—	—	—	—
Net income	0.44	0.67	0.36	0.45
Fiscal 2008(1)(3)
Net sales	$676,718	$978,017	$744,522	$781,500
Gross profit	518,221	737,272	558,318	593,292
Income from continuing operations	154,786	252,317	162,412	213,524
Income from discontinued operations	20	—	(4)	—
Net income	154,806	252,317	162,408	213,524
Basic earnings per common share:
Continuing operations	0.42	0.70	0.47	0.63
Discontinued operations	0.00	—	(0.00)	—
Net income	0.42	0.70	0.47	0.63
Diluted earnings per common share:
Continuing operations	0.41	0.69	0.46	0.62
Discontinued operations	0.00	—	(0.00)	—
Net income	0.41	0.69	0.46	0.62

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

22. Quarterly Financial Data (Unaudited)  – (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007(1)
Net sales	$529,421	$805,603	$625,303	$652,129
Gross profit	406,005	621,295	486,410	509,276
Income from continuing operations	115,239	214,497	147,390	159,403
Income from discontinued operations	10,377	12,976	2,574	1,209
Net income	125,616	227,473	149,964	160,612
Basic earnings per common share:
Continuing operations	0.31	0.58	0.40	0.43
Discontinued operations	0.03	0.04	0.01	0.00
Net income	0.34	0.62	0.41	0.43
Diluted earnings per common share:
Continuing operations	0.31	0.57	0.39	0.42
Discontinued operations	0.03	0.03	0.01	0.00
Net income	0.34	0.61	0.40	0.42

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.
(2)	The reported results for the third quarter of fiscal 2009 include a net charge of $8,286, or $0.03 per share which affects the comparability of our reported results. Excluding this net charge, income from continuing operations and diluted earnings per share from continuing operations were $123,145 and $0.38 per share, respectively. The $8,286 net charge represents cost savings initiatives. The reported results for the fourth quarter of fiscal 2009 include a net benefit of $9,527, or $0.03 per share. Excluding this net benefit, income from continuing operations and diluted earnings per share from continuing operations were $136,266 and $0.43 per share, respectively. The $9,527 net benefit represents a favorable settlement of a multi-year tax return examination and increased interest income reduced by a charitable contribution to the Coach Foundation.
(3)	The reported results for the fourth quarter of fiscal 2008 include a net benefit of $41,037, or $0.12 per share. Excluding this net benefit, income from continuing operations and diluted earnings per share from continuing operations were $172,487 and $0.50 per share, respectively. The net benefit represents a favorable settlement of a tax return examination reduced by the initial charitable contribution to the Coach Foundation and additional incentive compensation expense.

COACH, INC.

Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Tape.

	Fiscal Year Ended 2009
	High	Low
Quarter ended:
September 27, 2008	$31.11	$24.69
December 27, 2008	24.97	13.41
March 28, 2009	21.96	11.70
June 27, 2009	28.28	16.33
Closing price at June 26, 2009	$26.93

	Fiscal Year Ended 2008
	High	Low
Quarter ended:
September 29, 2007	$50.70	$41.46
December 29, 2007	47.42	30.41
March 29, 2008	32.64	24.62
June 28, 2008	37.45	29.29
Closing price at June 27, 2008	$29.29

	Fiscal Year Ended 2007
	High	Low
Quarter ended:
September 30, 2006	$34.65	$25.58
December 30, 2006	44.28	34.20
March 31, 2007	50.96	43.82
June 30, 2007	53.79	46.10
Closing price at June 29, 2007	$47.39

As of August 7, 2009, there were 3,508 holders of record of Coach’s common stock.

In April 2009, Coach’s Board of Directors voted to declare a cash dividend, at an expected annual rate of $0.30 per share. The first quarterly payment, of $0.075 per share, was paid on June 29, 2009 to stockholders of record as of June 8, 2009. Any future determination to pay cash dividends will be at the discretion of Coach’s Board of Directors and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended June 27, 2009, June 28, 2008 and June 30, 2007

(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2009
Allowance for bad debts	$2,500	$376	$(36)	$2,840
Allowance for returns	5,217	11,707	(13,417)	3,507
Total	$7,717	$12,083	$(13,453)	$6,347
Fiscal 2008
Allowance for bad debts	$2,915	$(350)	$(65)	$2,500
Allowance for returns	3,664	11,054	(9,501)	5,217
Total	$6,579	$10,704	$(9,566)	$7,717
Fiscal 2007
Allowance for bad debts	$1,644	$1,381	$(110)	$2,915
Allowance for returns	4,356	4,752	(5,444)	3,664
Total	$6,000	$6,133	$(5,554)	$6,579

COACH, INC.

EXHIBITS TO FORM 10-K

(a) Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated February 7, 2008, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 13, 2008
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Amended and Restated Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated by reference from Exhibit 4.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Bank of America, N.A. which is incorporated by reference from Exhibit 10.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007
10.2	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.3	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on September 28, 2005
10.4	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.5	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.6	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.7	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.8	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.9	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Employment Agreement dated June 1, 2003 between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.22 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit No.	Description
10.11	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.12	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.13	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Keith Monda, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.14	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.15	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.16	Amendment to Employment Agreement, dated March 11, 2008, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.17	Transition Employment Agreement, dated July 4, 2008, between Coach and Keith Monda, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.18	Amendment to Employment Agreement, dated August 5, 2008, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.19	Agreement, dated July 11, 2008, among Bauman 34th Street, LLC, Goldberg 34th Street, LLC and 504-514 West 34th Street Corp., which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
18.1	Letter re: change in accounting principle, dated October 31, 2008, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications