Form 10-Q
period 2009-09-26
COACH INC
filed 2009-11-04
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
_____________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [✓]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [✓] No

On October 30, 2009, the Registrant had 318,928,322 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 30 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At September 26, 2009 and June 27, 2009	4

	Condensed Consolidated Statements of Income –
	For the Quarters Ended
	September 26, 2009 and September 27, 2008	5

	Condensed Consolidated Statements of Cash Flows –
	For the Quarters Ended
	September 26, 2009 and September 27, 2008	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 6.	Exhibits	29

SIGNATURE		30

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations.  These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” or comparable terms.  Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.  Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 26,	June 27,
	2009	2009
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$994,680	$800,362
Trade accounts receivable, less allowances of $6,613 and $6,347, respectively	105,120	108,707
Inventories	337,545	326,148
Other current assets	173,128	161,192

Total current assets	1,610,473	1,396,409

Long-term investments	6,000	6,000
Property and equipment, net	582,230	592,982
Goodwill	299,231	283,387
Intangible assets	9,788	9,788
Deferred income taxes	161,278	159,092
Other assets	125,616	116,678

Total assets	$2,794,616	$2,564,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,198	$103,029
Accrued liabilities	437,259	348,619
Revolving credit facilities	-	7,496
Current portion of long-term debt	704	508

Total current liabilities	532,161	459,652

Long-term debt	24,429	25,072
Other liabilities	397,045	383,570

Total liabilities	953,635	868,294

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 318,649,577 and 318,006,466 shares, respectively	3,186	3,180
Additional paid-in-capital	1,207,374	1,189,060
Retained earnings	616,896	499,951
Accumulated other comprehensive income	13,525	3,851

Total stockholders' equity	1,840,981	1,696,042

Total liabilities and stockholders' equity	$2,794,616	$2,564,336

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	September 26,	September 27,
	2009	2008

Net sales	$761,437	$752,529

Cost of sales	211,259	194,336

Gross profit	550,178	558,193

Selling, general and administrative expenses	326,931	324,707

Operating income	223,247	233,486

Interest (expense) income, net	(596)	2,646

Income before provision for income taxes	222,651	236,132

Provision for income taxes	81,824	90,321

Net income	$140,827	$145,811

Net income per share

Basic	$0.44	$0.44
Diluted	$0.44	$0.44

Shares used in computing net income per share
Basic	318,286	331,865
Diluted	321,115	334,023

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	September 26,	September 27,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,827	$145,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,380	30,691
Provision for bad debt	845	1,165
Share-based compensation	18,968	13,237
Excess tax benefit from share-based compensation	(362)	(1,643)
Deferred income taxes	(9,047)	(10,780)
Other, net	(5,251)	(932)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	5,238	(51,028)
Increase in inventories	(6,331)	(78,420)
Increase in other assets	(9,818)	(7,288)
Increase in other liabilities	13,365	9,054
Decrease in accounts payable	(10,906)	(11,061)
Increase in accrued liabilities	69,631	37,676
Net cash provided by operating activities	240,539	76,482

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	-	(8,526)
Purchases of property and equipment	(20,034)	(45,551)
Deposit on building purchase	-	(12,800)
Net cash used in investing activities	(20,034)	(66,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(23,843)	-
Repurchase of common stock	-	(300,408)
Repayment of long-term debt	(447)	(285)
Repayments of revolving credit facilities	(7,496)	-
Proceeds from share-based awards, net	(1,010)	(28)
Excess tax benefit from share-based compensation	362	1,643
Net cash used in financing activities	(32,434)	(299,078)

Effect of changes in foreign exchange rates on cash and cash equivalents	6,247	78

Increase (decrease) in cash and cash equivalents	194,318	(289,395)
Cash and cash equivalents at beginning of period	800,362	698,905
Cash and cash equivalents at end of period	$994,680	$409,510

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries.  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.  This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 27, 2009 (“fiscal 2009”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter ended September 26, 2009 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2010 (“fiscal 2010”).

2.	Stockholders’ Equity

Activity for the quarters ended September 26, 2009 and September 27, 2008 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Retained	Comprehensive	Stockholders'
	Equity	Capital	Earnings	Income (Loss)	Equity

Balances at June 28, 2008	$3,367	$1,115,041	$353,122	$18,845	$1,490,375

Net income	-	-	145,811	-	145,811
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	1,938	1,938
Translation adjustments	-	-	-	(1,371)	(1,371)
Comprehensive income					146,378

Shares issued for stock options and employee
benefit plans	7	(35)	-	-	(28)
Share-based compensation	-	13,237	-	-	13,237
Excess tax benefit from share-based compensation	-	1,643	-	-	1,643
Repurchase of common stock	(105)	-	(300,303)	-	(300,408)
Adjustment to adopt SFAS 158 measurement date
provision, net of tax	-	-	(183)	22	(161)

Balances at September 27, 2008	$3,269	$1,129,886	$198,447	$19,434	$1,351,036

Balances at June 27, 2009	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

Net income	-	-	140,827	-	140,827
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(89)	(89)
Translation adjustments	-	-	-	9,763	9,763
Comprehensive income					150,501

Shares issued for stock options and employee
benefit plans	6	(1,016)	-	-	(1,010)
Share-based compensation	-	18,968	-	-	18,968
Excess tax benefit from share-based compensation	-	362	-	-	362
Dividend declared	-	-	(23,882)	-	(23,882)

Balances at September 26, 2009	$3,186	$1,207,374	$616,896	$13,525	$1,840,981

The components of accumulated other comprehensive (loss) income, as of the dates indicated, are as follows:

	September 26,	June 27,
	2009	2009

Cumulative translation adjustments	$17,360	$7,597
Cumulative effect of previously adopted accounting pronouncements, net of taxes	(3,411)	(3,411)
Unrealized losses on cash flow hedging derivatives, net of taxes of $308 and $245	(424)	(335)
Accumulated other comprehensive income	$13,525	$3,851

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended
	September 26,	September 27,
	2009	2008

Net income	$140,827	$145,811

Total weighted-average basic shares	318,286	331,865

Dilutive securities:
Employee benefit and
share award plans	812	461
Stock option programs	2,017	1,697

Total weighted-average diluted shares	321,115	334,023

Net income per share:
Basic	$0.44	$0.44
Diluted	$0.44	$0.44

At September 26, 2009, options to purchase 22,157 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $28.80 to $51.56, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement:

	Quarter Ended
	September 26,	September 27,
	2009	2008

Share-based compensation expense	$18,968	$13,237
Income tax benefit related to
share-based compensation expense	6,665	4,653

Stock Options

A summary of option activity under the Coach option plans as of September 26, 2009 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price
Outstanding at June 27, 2009	31,287	$29.12
Granted	3,496	29.37
Exercised	(286)	16.16
Forfeited or expired	(538)	33.13
Outstanding at September 26, 2009	33,959	$29.19
Vested and expected to vest at September 26, 2009	33,854	$29.18
Exercisable at September 26, 2009	23,933	28.66

At September 26, 2009, $75,588 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2010 and fiscal 2009 was $9.56 and $8.39, respectively.  The total intrinsic value of options exercised during the first quarter of fiscal 2010 and fiscal 2009 was $4,183 and $6,628, respectively.  The total cash received from these option exercises was $4,622 and $5,479, respectively, and the actual tax benefit realized from these option exercises was $1,639 and $2,620, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended September 26, 2009:
	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value

Non-vested at June 27, 2009	2,583	$29.36
Granted	1,768	29.31
Vested	(552)	31.01
Forfeited	(54)	30.59
Non-vested at September 26, 2009	3,745	$29.07

At September 26, 2009, $78,596 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2010 and fiscal 2009 was $29.31 and $26.27, respectively.  The total fair value of shares vested during the first quarter of fiscal 2010 and fiscal 2009 was $16,175 and $13,742, respectively.

5.	Fair Value Measurements

The Company adopted the provisions of the Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” related to financial assets and liabilities in the first quarter of fiscal 2009.  During the first quarter of fiscal 2010, the Company adopted the provisions of the standard related to non-financial assets and liabilities measured at fair value on a non-recurring basis with no material impact on our consolidated financial statements.  In accordance with ASC 820-10, the Company categorized its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  The three levels of the hierarchy are defined as follows:

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at September 26, 2009 and September 27, 2008:

	Level 2		Level 3
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$8,000
Derivative assets - zero-cost collar options (b)	-	6,442	-	-
Total	$-	$6,442	$6,000	$8,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$2,872	$105	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	51,177	4,001
Total	$2,872	$105	$51,177	$4,001

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

As of September 26, 2009 and June 27, 2009, the Company’s investments included an auction rate security (“ARS”), classified as a long-term investment as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This auction rate security is currently rated A, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  At September 26, 2009 and June 27, 2009 the fair value of the Company’s ARS was $6,000. At September 27, 2008 and June 28, 2008 the fair value of the Company’s ARS was $8,000.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

As of September 26, 2009 and June 27, 2009, the fair value of the Company’s cross-currency swap derivative was included within accrued liabilities.  The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swap during the first quarters of fiscal 2010 and 2009:

Cross-Currency Swap
Balance at June 28, 2008	$5,540
Unrealized gain, recorded in accumulated other comprehensive income	(1,539)
Balance at September 27, 2008	$4,001

Balance at June 27, 2009	$36,118
Unrealized loss, recorded in accumulated other comprehensive income	15,059
Balance at September 26, 2009	$51,177

6.	Commitments and Contingencies

At September 26, 2009, the Company had letters of credit outstanding totaling $107,502.  The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to its inventory purchases.  As of September 26, 2009 and June 27, 2009, $66,560 and $32,041 of foreign currency forward contracts were outstanding.  These contracts have durations no greater than 12 months.  To manage the exchange rate risk related to its intercompany loan, Coach Japan entered into a cross currency swap transaction on July 1, 2005.  The terms of the cross currency swap transaction include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate and an exchange of yen and U.S. dollar based principals when the loan matures in 2010.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The Company’s derivative instruments are designated as cash flow hedges.  The effective portion of gains or losses on the derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings and are included within net cash provided by operating activities.

The following tables provide information related to the Company’s derivatives:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	At September 26, 2009	At June 27, 2009
Foreign exchange contracts	Accrued Liabilities	$54,049	$37,061
Total derivative liabilities		$54,049	$37,061

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended
	September 26,	September 27,
Derivatives in Cash Flow Hedging Relationships	2009	2008

Foreign exchange contracts	$(1,359)	$1,595

Total	$(1,359)	$1,595

For the first quarter of fiscal 2010 and fiscal 2009, the amounts above are net of tax of $(985) and $1,094, respectively.

	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended
	September 26,	September 27,
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2009	2008

Cost of Sales	$(2,189)	$(583)

Total	$(2,189)	$(583)

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

During the quarters ended September 26, 2009 and September 27, 2008, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $3,175 of net derivative losses included in accumulated other comprehensive income at September 26, 2009 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the yen exchange rate.

Hedging activity affected accumulated other comprehensive income, net of tax, as of the dates indicated:

	September 26,	June 27,
	2009	2009

Balance at beginning of period	$(335)	$6,943
Net losses transferred to earnings	1,270	2,915
Change in fair value	(1,359)	(10,193)
Balance at end of period	$(424)	$(335)

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first quarter of fiscal 2010 ended September 26, 2009, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at June 27, 2009	$281,871	$1,516	$283,387

Foreign exchange impact	15,844	-	15,844

Goodwill balance at September 26, 2009	$297,715	$1,516	$299,231

At September 26, 2009 and June 27, 2009, intangible assets not subject to amortization consisted of $9,788 of trademarks.

9.	Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect.  The Company's reportable segments represent channels of distribution that offer similar merchandise and service and utilize similar marketing strategies.  Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog constitute the Direct-to-Consumer segment.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product.  In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the net sales and operating income of these segments.  Operating income is the gross margin of the segment less direct expenses of the segment.  Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended September 26, 2009

Net sales	$653,892	$107,545	$-	$761,437
Operating income (loss)	246,821	62,267	(85,841)	223,247
Income (loss) before provision for
income taxes and discontinued operations	246,821	62,267	(86,437)	222,651
Depreciation and amortization expense	20,636	2,800	9,944	33,380
Additions to long-lived assets	14,636	754	3,782	19,172

Quarter Ended September 27, 2008

Net sales	$592,236	$160,293	$-	$752,529
Operating income (loss)	215,660	100,196	(82,370)	233,486
Income (loss) before provision for
income taxes and discontinued operations	215,660	100,196	(79,724)	236,132
Depreciation and amortization expense	21,361	2,448	6,882	30,691
Additions to long-lived assets	26,709	(1,924)	6,572	31,357

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended
	September 26,	September 27,
	2009	2008

Production variances	$5,353	$5,797
Advertising, marketing and design	(32,366)	(37,906)
Administration and
information systems	(48,141)	(38,084)
Distribution and customer service	(10,687)	(12,177)

Total corporate unallocated	$(85,841)	$(82,370)

10.	Recent Accounting Developments

ASC 820-10, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted the provisions of the standard related to financial assets and liabilities in the first quarter of fiscal 2009.  During the first quarter of fiscal 2010, the Company adopted the provisions of the standard related to non-financial assets and liabilities measured at fair value on a non-recurring basis with no material impact on our consolidated financial statements.  In addition, the standard provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This provision is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this provision to have a material impact on the Company’s consolidated financial statements.  For further information about the fair value measurements of our financial assets and liabilities see note on Fair Value Measurements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

ASC 805-10, “Business Combinations,” requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  ASC 805-10 changed the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business.  ASC 805-10 also includes expanded disclosure requirements.  ASC 805-10 is applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009.  The Company has not had a business combination since June 28, 2009.

ASC 105, “Generally Accepted Accounting Principles,” states that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB.  The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and nonauthoritative.  This standard was effective for Coach’s financial statements beginning with the interim period ending September 26, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

11.	Subsequent Event Evaluation

The Company evaluated subsequent events through November 4, 2009, the date these financial statements were issued, for both conditions existing and not existing as of November 4, 2009 and concluded there were no subsequent events to recognize or disclose.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document.  When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.  The fiscal year ending July 3, 2010 (“fiscal 2010”) will be a 53-week period.  The fiscal year ending July 2, 2011 (“fiscal 2011”) will be a 52-week period.

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men.  Our product offerings include handbags, women’s and men’s accessories, footwear, jewelry, wearables, business cases, sunwear, travel bags, fragrance and watches.  Coach operates in two segments: Direct-to-Consumer and Indirect.  The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong and Macau, and mainland China, the Internet and the Coach catalog.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product.  As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved sales productivity.  To that end, we are focused on four key initiatives:

•
Build market share in the North American women’s accessories market.  As part of our culture of innovation and continuous improvement, we implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience.  These initiatives will enable us to continue to leverage our leadership position in the market.

•
Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in under-penetrated existing markets.  We believe that North America can support about 500 retail stores in total, including up to 30 in Canada.  We currently plan to open approximately 20 new retail stores in fiscal 2010, of which 14 will be in new markets.  The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace.

•
Raise brand awareness in emerging markets, notably in China, where our brand awareness is increasing and the category is developing rapidly.  We currently plan to open approximately 15 new locations in China in fiscal 2010.

•
Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations.  We believe that Japan can support about 180 locations in total.  We currently plan to open approximately 13 net new locations in Japan in fiscal 2010.

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

FIRST QUARTER OF FISCAL 2010

The key metrics of the first quarter of fiscal 2010 were:

•	Earnings per diluted share was even with prior year at $0.44.

•	Net sales increased 1.2% to $761.4 million.

•	Direct-to-consumer sales rose 10.4% to $653.9 million.

•	Comparable store sales in North America declined 1.1%, primarily due to the challenging retail environment which resulted in decreased traffic in our full-priced stores.

•	Coach Japan sales, when translated into U.S. dollars, rose 11.2% to $152.2 million. This increase includes a 14.1% positive impact from currency translation.

•
In North America, Coach opened 10 new retail stores and five new factory stores, bringing the total number of retail and factory stores to 340 and 116, respectively, at the end of the first quarter of fiscal 2010.  We also expanded four factory stores in North America.

•	Coach Japan opened two new locations, bringing the total number of locations at the end of the first quarter of fiscal 2010 to 157.

•	Coach China opened five net new locations, bringing the total number of locations at the end of the first quarter of fiscal 2010 to 33.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2010 COMPARED TO FIRST QUARTER FISCAL 2009

The following table summarizes results of operations for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009:

	Quarter Ended
	September 26, 2009		September 27, 2008		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$761.4	100.0%	$752.5	100.0%	$8.9	1.2%

Gross profit	550.2	72.3	558.2	74.2	(8.0)	(1.4)

Selling, general and
administrative expenses	326.9	42.9	324.7	43.1	2.2	0.7

Operating income	223.2	29.3	233.5	31.0	(10.2)	(4.4)

Interest (expense) income, net	(0.6)	(0.1)	2.6	0.4	(3.2)	(122.5)

Provision for income taxes	81.8	10.7	90.3	12.0	(8.5)	(9.4)

Net income	140.8	18.5	145.8	19.4	(5.0)	(3.4)

Net income per share:
Basic	$0.44		$0.44		$0.00	0.7%
Diluted	$0.44		$0.44		$0.00	0.3%

Net Sales

Net sales by business segment in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	September 26,	September 27,	Rate of	September 26,	September 27,
	2009	2008	Increase	2009	2008
	(dollars in millions)

Direct-to-consumer	$653.9	$592.2	10.4%	85.9%	78.7%
Indirect	107.5	160.3	(32.9)	14.1	21.3
Total net sales	$761.4	$752.5	1.2	100.0%	100.0%

Direct-to-Consumer

Net sales increased 10.4% to $653.9 million during the first quarter of fiscal 2010 from $592.2 million during the same period in fiscal 2009, driven by sales from new and expanded stores, partially offset by a decline in comparable store sales.

In North America, net sales increased 7.9% as sales from new and expanded stores were partially offset by a 1.1% decline in comparable store sales.  Since the end of the first quarter of fiscal 2009, Coach opened 22 new retail stores and 13 new factory stores, and expanded four retail stores and 10 factory stores in North America.  In Japan, net sales increased 11.2% driven by an approximately $19.3 million or 14.1% positive impact from foreign currency exchange.  Since the end of the first quarter of fiscal 2009, Coach opened four new locations and expanded three locations in Japan.  Coach China results continued to be strong with double-digit growth in comparable store sales.  Since the end of the first quarter of fiscal 2009, Coach opened or acquired 23 net retail stores in Hong Kong, Macau and mainland China.

Indirect

Net sales decreased 32.9% to $107.5 million in the first quarter of fiscal 2010 from $160.3 million during the same period of fiscal 2009.  The decrease was driven primarily by a 39.5% decrease in U.S. wholesale as the Company continued to reduce shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment.  International shipments also declined 24.3%, however, sales at retail rose slightly and we continue to experience a different behavior between international locations catering to the domestic shopper and to international tourists.  Licensing revenue of approximately $3.5 million and $4.3 million in the first quarter of fiscal 2010 and fiscal 2009, respectively, is included in Indirect sales.

Operating Income

Operating income decreased 4.4% to $223.2 million in the first quarter of fiscal 2010 as compared to $233.5 million in the first quarter of fiscal 2009.  Operating margin decreased to 29.3% as compared to 31.0% in the same period of the prior year, mainly due to a decline in gross margin partially offset by a decrease in selling, general, and administrative expenses as a percentage of net sales.

Gross profit decreased 1.4% to $550.2 million in the first quarter of fiscal 2010 from $558.2 million during the same period of fiscal 2009.  Gross margin was 72.3% in the first quarter of fiscal 2010 as compared to 74.2% during the same period of fiscal 2009.  The change in gross margin was driven primarily by planned promotional activities in Coach-operated North American factory stores and channel mix.

Selling, general and administrative expenses increased 0.7% to $326.9 million in the first quarter of fiscal 2010 as compared to $324.7 million in the first quarter of fiscal 2009.  As a percentage of net sales, selling, general and administrative expenses decreased to 42.9% during the first quarter of fiscal 2010 as compared to 43.1% during the first quarter of fiscal 2009, as we leveraged our expense base on higher sales.

Selling expenses were $232.9 million, or 30.6% of net sales, in the first quarter of fiscal 2010 compared to $232.3 million, or 30.8% of net sales, in the first quarter of fiscal 2009.  The dollar increase in selling expenses was primarily due to an increase in operating expenses for Coach China partially offset by savings in North American stores and Coach Japan expenses.  The decrease in Coach Japan operating expenses in constant currency of $9.6 million was partially offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $7.9 million.  The decrease in North American store expenses was primarily attributable to operating efficiencies achieved since the end of the first quarter of fiscal 2009.

Advertising, marketing, and design costs were $34.6 million, or 4.5% of net sales, in the first quarter of fiscal 2010, compared to $41.5 million, or 5.5% of net sales, during the same period of fiscal 2009.  The decrease was primarily due to controlled sample making expenses partially offset by new design expenditures for the Reed Krakoff brand with expected introductions in fiscal year 2011.

Distribution and consumer service expenses were $11.3 million, or 1.5% of net sales, in the first quarter of fiscal 2010, compared to $12.8 million, or 1.7% of net sales, in the first quarter of fiscal 2009.  The decrease in expenses was primarily the result of fiscal 2009 cost savings initiatives and process improvements.

Administrative expenses were $48.1 million, or 6.3% of net sales, in the first quarter of fiscal 2010 compared to $38.1 million, or 5.1% of net sales, during the same period of fiscal 2009.  The increase in administrative expenses was primarily due to an increase in performance-based compensation and share-based compensation expense.

Interest (Expense)/Income, Net

Net interest expense was $0.6 million in the first quarter of fiscal 2010 as compared to net interest income of $2.6 million in the first quarter of fiscal 2009.  The change is primarily due to a decrease in interest income, as a result of lower interest rates.

Provision for Income Taxes

The effective tax rate was 36.75% in the first quarter of fiscal 2010 as compared to 38.25% in the first quarter of fiscal 2009.  The decrease in the effective tax rate is primarily attributable to the reorganization of the ownership of the Company’s business in Japan.

Net Income

Net income from continuing operations was $140.8 million in the first quarter of fiscal 2010 as compared to $145.8 million in the first quarter of fiscal 2009.  This decrease was primarily due to a decline in operating income and interest income, partially offset by a lower provision for income taxes.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $240.5 million in the first quarter of fiscal 2010 compared to $76.5 million in the first quarter of fiscal 2009.  The increase of $164.0 million was primarily the result of working capital changes between the two periods.  The most significant of these working capital changes occurred in inventory, for which there was a cash use of $6.3 million in the current period compared to $78.4 million in the prior fiscal year period, due to more tightly managed inventory levels; trade accounts receivable, which provided cash of $5.2 million in the current period compared to a $51.0 million cash use in the prior fiscal year period, primarily due to timing of shipments and collections; and accrued liabilities, which provided cash of $69.6 million in the current period and $37.7 million in the prior fiscal year period, primarily due to lower bonus payouts in the current period.

Net cash used in investing activities was $20.0 million in the first quarter of fiscal 2010 compared to $66.9 million used by investing activities in the first quarter of fiscal 2009.  The $46.8 million decrease was attributable to lower purchases of property and equipment in the current period and the fiscal 2009 distributor acquisition and purchase of Coach’s corporate headquarters building.

Net cash used in financing activities was $32.4 million in the first quarter of fiscal 2010 as compared to $299.1 million in the first quarter of fiscal 2009.  The decrease of $266.6 million in net cash used was attributable to $300.4 million in funds expended in the first three months of fiscal 2009 for repurchases of common stock with no repurchases occurring in the current period.  This decrease was partially offset by the payment of the Company’s first quarterly dividend of $23.8 million and repayment of credit facilities of $7.5 million.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first quarter of fiscal 2010 and fiscal 2009, there were no borrowings under the Bank of America facility.  As of September 26, 2009 and June 27, 2009, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At September 26, 2009, the commitment fee was 8 basis points and the LIBOR margin was 35 basis points.

The Bank of America facility contains various covenants and customary events of default.  Coach has been in compliance with all covenants since the facility’s inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 4.1 billion yen or approximately $45.6 million at September 26, 2009.  Interest is based on the Tokyo Interbank Rate plus a margin of 30 basis points.  During the first quarter of fiscal 2010 and fiscal 2009, the peak borrowings under these facilities were $0 and $2.9 million, respectively.  As of September 26, 2009 and June 27, 2009, there were no outstanding borrowings under these facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited maintains a credit facility that allows a maximum borrowing of $10 million at September 26, 2009.  Coach Shanghai pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility.  Interest is based on the People's Bank of China rate plus 2%, per annum.  During the first quarter of fiscal 2010, the Company had no new borrowings under this credit facility.  At September 26, 2009 and June 27, 2009, the Company had $0 and $7.5 million outstanding borrowings under this facility.

Common Stock Repurchase Program

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

During the first quarter of fiscal 2010 the Company made no repurchases.  During the first quarter of fiscal 2009, the Company repurchased and retired 10.5 million shares of common stock at an average cost of $28.53 per share.

As of September 26, 2009, $709.6 million remained available for future repurchases under the existing program. During fiscal 2009 and fiscal 2008, the Company repurchased and retired 20.2 million and 39.7 million shares of common stock, respectively, at an average cost of $22.51 and $33.68 per share, respectively.

Liquidity and Capital Resources

The Company expects total capital expenditures for the fiscal year ending July 3, 2010 to be approximately $110 million.  Capital expenditures will be primarily for new stores in North America, Japan, Hong Kong, Macau and mainland China.  We will also continue to invest in corporate infrastructure and department store and distributor locations.  These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first quarter of fiscal 2010, Coach purchased approximately $223 million of inventory, which was funded by operating cash flow.

In April 2009, Coach’s Board of Directors voted to declare a cash dividend, at an expected annual rate of $0.30 per share.  The first quarterly payment, of $0.075 per share, was paid on June 29, 2009 to stockholders of record as of June 8, 2009.  The second quarterly payment, of $0.075 per share, was paid on September 28, 2009 to stockholders of record as of September 8, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 27, 2009 are those that depend most heavily on these judgments and estimates.  As of September 26, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

ASC 820-10, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted the provisions of the standard related to financial assets and liabilities in the first quarter of fiscal 2009.  During the first quarter of fiscal 2010, the Company adopted the provisions of the standard related to non-financial assets and liabilities measured at fair value on a non-recurring basis with no material impact on our consolidated financial statements.  In addition, the standard provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This provision is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this provision to have a material impact on the Company’s consolidated financial statements.  For further information about the fair value measurements of our financial assets and liabilities see note on Fair Value Measurements.

ASC 805-10, “Business Combinations,” requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  ASC 805-10 changed the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business.  ASC 805-10 also includes expanded disclosure requirements.  ASC 805-10 is applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009.  The Company has not had a business combination since June 28, 2009.

ASC 105, “Generally Accepted Accounting Principles,” states that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB.  The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and nonauthoritative.  This standard was effective for Coach’s financial statements beginning with the interim period ending September 26, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In Japan, Coach is exposed to market risk from foreign currency exchange rate fluctuations as a result of Coach Japan’s U.S. dollar denominated inventory purchases.  Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.  The foreign currency contracts entered into by the Company have durations no greater than 12 months.  As of September 26, 2009 and June 27, 2009, open foreign currency forward contracts designated as hedges with a notional amount of $66.6 million and $32.0 million, respectively, were outstanding.

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

The fair value of open foreign currency derivatives included in current liabilities at September 26, 2009 and June 27, 2009 was $54.0 million and $37.1 million, respectively.  The fair value of these contracts is sensitive to changes in yen exchange rates as well as credit risk.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese Yen, Chinese Renminbi, Hong Kong Dollars, Macau Pataca and Canadian Dollars, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  The Company’s investment portfolio consists of U.S. government and agency securities as well as municipal government and corporate debt securities.  At September 26, 2009 and June 27, 2009, the Company’s investments, classified as available-for-sale, consisted of an auction rate security, valued at $6.0 million.    As auction rate securities’ adjusted book value equals its fair value, there were no unrealized gains or losses associated with this investment.

As of September 26, 2009, the Company had no outstanding borrowings on its revolving credit facilities.  However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of September 26, 2009, Coach’s outstanding long-term debt, including the current portion, was $25.1 million.  A hypothetical 10% change in the interest rate applied to the fair value of the Company’s debt would not have a material impact on earnings or cash flows.

ITEM 4.      Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of September 26, 2009.

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

ITEM 1A.   Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 6.      Exhibits

(a)	Exhibits
31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant)

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Executive Vice President,
Chief Financial Officer and Chief Accounting Officer

Dated:  November 4, 2009