Form 10-Q
period 2009-12-26
COACH INC
filed 2010-02-03
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2009

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
[  ] Yes  [✓] No

On January 22, 2010, the Registrant had 314,200,811 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 37 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 26, 2009 and June 27, 2009	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Six Months Ended
	December 26, 2009 and December 27, 2008	5

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended
	December 26, 2009 and December 27, 2008	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 4.	Submission of Matters to a Vote of Security Holders	35

ITEM 6.	Exhibits	35

SIGNATURE		37

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

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 26,	June 27,
	2009	2009
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,103,177	$800,362
Trade accounts receivable, less allowances of $9,818 and $6,347, respectively	178,849	108,707
Inventories	269,200	326,148
Deferred income taxes	66,230	49,476
Other current assets	98,936	111,716

Total current assets	1,716,392	1,396,409

Long-term investments	6,000	6,000
Property and equipment, net	564,483	592,982
Goodwill	293,911	283,387
Other assets	288,344	285,558

Total assets	$2,869,130	$2,564,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$120,167	$103,029
Accrued liabilities	457,557	348,619
Revolving credit facilities	-	7,496
Current portion of long-term debt	737	508

Total current liabilities	578,461	459,652

Long-term debt	24,339	25,072
Other liabilities	400,764	383,570

Total liabilities	1,003,564	868,294

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 313,984,013 and 318,006,466 shares, respectively	3,140	3,180
Additional paid-in-capital	1,314,301	1,189,060
Retained earnings	534,203	499,951
Accumulated other comprehensive income	13,922	3,851

Total stockholders' equity	1,865,566	1,696,042

Total liabilities and stockholders' equity	$2,869,130	$2,564,336

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Net sales	$1,065,005	$960,256	$1,826,442	$1,712,785

Cost of sales	294,066	268,220	505,325	462,556

Gross profit	770,939	692,036	1,321,117	1,250,229

Selling, general and administrative expenses	390,102	343,673	717,033	668,380

Operating income	380,837	348,363	604,084	581,849

Interest income (expense), net	112	532	(484)	3,178

Income before provision for income taxes	380,949	348,895	603,600	585,027

Provision for income taxes	139,999	131,989	221,823	222,310

Net income	$240,950	$216,906	$381,777	$362,717

Net income per share

Basic	$0.76	$0.67	$1.20	$1.11
Diluted	$0.75	$0.67	$1.19	$1.10

Shares used in computing net income per share
Basic	317,458	323,655	317,761	327,881
Diluted	321,381	325,168	321,137	329,716

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	December 26, 2009	December 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$381,777	$362,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,433	61,092
Provision for bad debt	1,454	3,932
Share-based compensation	38,888	31,972
Excess tax benefit from share-based compensation	(18,994)	(1,354)
Deferred income taxes	(14,464)	(15,670)
Other, net	(7,838)	3,602
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(69,590)	(77,578)
Decrease (increase) in inventories	59,544	(54,258)
(Increase) decrease in other assets	925	10,512
Increase (decrease) in other liabilities	23,969	(7,564)
Increase (decrease) in accounts payable	17,431	(16,034)
Increase in accrued liabilities	129,701	30,645
Net cash provided by operating activities	604,236	332,014

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(1,200)	(14,507)
Purchases of property and equipment	(36,899)	(84,889)
Purchase of corporate headquarters building	-	(103,300)
Net cash used in investing activities	(38,099)	(202,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(47,726)	-
Repurchase of common stock	(300,000)	(403,787)
Repayment of long-term debt	(504)	(285)
(Repayments) borrowings of revolving credit facilities	(7,496)	1,896
Proceeds from share-based awards, net	67,404	2,116
Excess tax benefit from share-based compensation	18,994	1,354
Net cash used in financing activities	(269,328)	(398,706)

Effect of changes in foreign exchange rates on cash and cash equivalents	6,006	(5,364)

Increase (decrease) in cash and cash equivalents	302,815	(274,752)
Cash and cash equivalents at beginning of period	800,362	698,905
Cash and cash equivalents at end of period	$1,103,177	$424,153

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter ended December 26, 2009 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2010 (“fiscal 2010”).

2.	Stockholders’ Equity

Activity for the quarters ended December 26, 2009 and December 27, 2008 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Common Stockholders' Equity	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balances at June 28, 2008	$3,367	$1,115,041	$353,122	$18,845	$1,490,375

Net income	-	-	362,717	-	362,717
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(13,112)	(13,112)
Translation adjustments	-	-	-	(5,463)	(5,463)
Comprehensive income					344,142

Shares issued for stock options and employee
benefit plans	9	2,107	-	-	2,116
Share-based compensation	-	31,972	-	-	31,972
Excess tax benefit from share-based compensation	-	1,354	-	-	1,354
Repurchase of common stock	(166)	-	(403,621)	-	(403,787)
Adjustment to adopt SFAS 158 measurement date
provision, net of tax	-	-	(183)	22	(161)

Balances at December 27, 2008	$3,210	$1,150,474	$312,035	$292	$1,466,011

Balances at June 27, 2009	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

Net income	-	-	381,777	-	381,777
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	1,126	1,126
Translation adjustments	-	-	-	8,945	8,945
Comprehensive income					391,848

Shares issued for stock options and employee
benefit plans	45	67,359	-	-	67,404
Share-based compensation	-	38,888	-	-	38,888
Excess tax benefit from share-based compensation	-	18,994	-	-	18,994
Repurchase of common stock	(85)	-	(299,915)	-	(300,000)
Dividend declared	-	-	(47,610)	-	(47,610)

Balances at December 26, 2009	$3,140	$1,314,301	$534,203	$13,922	$1,865,566

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	December 26,	June 27,
	2009	2009

Cumulative translation adjustments	$16,542	$7,597
Cumulative effect of previously adopted accounting pronouncements, net of taxes	(3,411)	(3,411)
Unrealized gains/(losses) on cash flow hedging derivatives, net of taxes of $537 and $(245)	791	(335)
Accumulated other comprehensive income	$13,922	$3,851

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

3.	Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and employee benefit and share awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Net income	$240,950	$216,906	$381,777	$362,717

Total weighted-average basic shares	317,458	323,655	317,761	327,881

Dilutive securities:
Employee benefit and
share award plans	1,181	41	996	250
Stock option programs	2,742	1,472	2,380	1,585

Total weighted-average diluted shares	321,381	325,168	321,137	329,716

Net income per share:
Basic	$0.76	$0.67	$1.20	$1.11
Diluted	$0.75	$0.67	$1.19	$1.10

At December 26, 2009, options to purchase 9,164 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $34.64 to $51.56, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement:

	Quarter Ended		Six Months Ended

	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Share-based compensation expense	$19,920	$18,734	$38,888	$31,972
Income tax benefit related to
share-based compensation expense	6,957	6,706	13,622	11,359

Stock Options

A summary of option activity under the Coach option plans as of December 26, 2009 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price

Outstanding at June 27, 2009	31,287	$29.12
Granted	3,616	29.50
Exercised	(4,053)	17.63
Forfeited or expired	(729)	33.28
Outstanding at December 26, 2009	30,121	$30.61
Vested and expected to vest at December 26, 2009	30,047	$30.62
Exercisable at December 26, 2009	20,222	30.64

At December 26, 2009, $66,469 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2010 and fiscal 2009 was $10.93 and $8.39, respectively.  The total intrinsic value of options exercised during the first six months of fiscal 2010 and fiscal 2009 was $69,244 and $6,765, respectively.  The total cash received from these option exercises was $71,442 and $5,633, respectively, and the actual tax benefit realized from these option exercises was $26,650 and $2,667, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended December 26, 2009:
	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value

Non-vested at June 27, 2009	2,583	$29.36
Granted	1,975	29.64
Vested	(600)	30.34
Forfeited	(119)	32.90
Non-vested at December 26, 2009	3,839	$29.24

At December 26, 2009, $74,301 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first six months of fiscal 2010 and fiscal 2009 was $32.61 and $25.70, respectively.  The total fair value of shares vested during the first six months of fiscal 2010 and fiscal 2009 was $17,784 and $13,842, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at December 26, 2009 and December 27, 2008:

	Level 2		Level 3
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	1,043	-	-	-
Total	$1,043	$-	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$931	$13,810	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	46,480	47,815
Total	$931	$13,810	$46,480	$47,815

(a) The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.

(b) The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan's U.S. dollar-denominated inventory purchases.  The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

(c) The Company is a party to a cross-currency swap transaction in order to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan's U.S. dollar-denominated fixed rate intercompany loan.  The fair value of this cash flow hedge is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company's credit risk.

As of December 26, 2009 and June 27, 2009, the Company’s investments included an auction rate security (“ARS”) classified as a long-term investment, as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This auction rate security is currently rated A, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  At December 26, 2009 and June 27, 2009 the fair value of the Company’s ARS was $6,000. The table below presents the changes in the fair value of the auction rate security during the first six months of fiscal 2009:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Auction Rate Security
Balance at June 28, 2008	$8,000
Unrealized other-than-temporary loss, recognized in selling, general and administrative expenses	(2,000)
Balance at December 27, 2008	$6,000

As of December 26, 2009 and June 27, 2009, the fair value of the Company’s cross-currency swap derivative was included within accrued liabilities.  The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swap during the first six months of fiscal 2010 and 2009:
Cross-Currency Swap
Balance at June 27, 2009	$36,118
Unrealized loss, recorded in accumulated other comprehensive income	10,362
Balance at December 26, 2009	$46,480

Balance at June 28, 2008	$5,540
Unrealized loss, recorded in accumulated other comprehensive income	42,275
Balance at December 27, 2008	$47,815

6.	Commitments and Contingencies

At December 26, 2009, the Company had letters of credit outstanding totaling $124,714.  The letters of credit, which expire at various dates through 2013, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to its inventory purchases.  As of December 26, 2009 and June 27, 2009, $100,902 and $32,041 of foreign currency forward contracts were outstanding, respectively.  These contracts have durations no greater than 12 months.  To manage the exchange rate risk related to its intercompany loan, Coach Japan entered into a cross currency swap transaction on July 1, 2005.  The terms of the cross currency swap transaction include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate and an exchange of yen and U.S. dollar-based principals when the loan matures in 2010.

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

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging	Balance Sheet	Fair Value
Instruments	Classification	At December 26, 2009	At June 27, 2009

Foreign exchange contracts	Other Current Assets	$1,043	$-
Total derivative assets		$1,043	$-

Foreign exchange contracts	Accrued Liabilities	$47,411	$37,061
Total derivative liabilities		$47,411	$37,061

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Quarter Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008

Foreign exchange contracts	$279	$(14,124)	$(1,079)	$(12,532)

Total	$279	$(14,124)	$(1,079)	$(12,532)

For the second quarter of fiscal 2010 and fiscal 2009, the amounts above are net of tax of $203 and $(9,694), respectively.  For the first six months of fiscal 2010 and fiscal 2009, the amounts above are net of tax of $(781) and $(8,596), respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Reclassified from Accumulated	Quarter Ended		Six Months Ended
OCI into Income (Effective	December 26,	December 27,	December 26,	December 27,
Portion)	2009	2008	2009	2008

Cost of Sales	$(1,615)	$1,562	$(3,804)	$979

Total	$(1,615)	$1,562	$(3,804)	$979

During the six months ended December 26, 2009 and December 27, 2008, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $1,462 of net derivative losses included in accumulated other comprehensive income at December 26, 2009 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the yen exchange rate.

Hedging activity affected accumulated other comprehensive income, net of tax, as of the dates indicated:

	December 26,	June 27,
	2009	2009

Balance at beginning of period	$(335)	$6,943
Net losses transferred to earnings	2,205	2,915
Change in fair value	(1,079)	(10,193)
Balance at end of period	$791	$(335)

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first six months of fiscal 2010 ended December 26, 2009, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at June 27, 2009	$281,871	$1,516	$283,387

Foreign exchange impact	10,524	-	10,524

Goodwill balance at December 26, 2009	$292,395	$1,516	$293,911

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

At December 26, 2009 and June 27, 2009, intangible assets not subject to amortization consisted of $9,788 of trademarks.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended December 26, 2009

Net sales	$933,938	$131,067	$-	$1,065,005
Operating income (loss)	394,832	75,155	(89,150)	380,837
Income (loss) before provision for
income taxes and discontinued operations	394,832	75,155	(89,038)	380,949
Depreciation and amortization expense	19,788	1,797	6,468	28,053
Additions to long-lived assets	3,330	401	6,457	10,188

Quarter Ended December 27, 2008

Net sales	$817,521	$142,735	$-	$960,256
Operating income (loss)	335,393	82,445	(69,475)	348,363
Income (loss) before provision for
income taxes and discontinued operations	335,393	82,445	(68,943)	348,895
Depreciation and amortization expense	21,040	2,559	6,802	30,401
Additions to long-lived assets	8,515	6,202	141,108	155,825

Six Months Ended December 26, 2009

Net sales	$1,587,830	$238,612	$-	$1,826,442
Operating income (loss)	641,653	137,422	(174,991)	604,084
Income (loss) before provision for
income taxes and discontinued operations	641,653	137,422	(175,475)	603,600
Depreciation and amortization expense	40,424	4,597	16,412	61,433
Additions to long-lived assets	17,966	1,155	10,239	29,360

Six Months Ended December 27, 2008

Net sales	$1,409,757	$303,028	$-	$1,712,785
Operating income (loss)	551,053	182,641	(151,845)	581,849
Income (loss) before provision for
income taxes and discontinued operations	551,053	182,641	(148,667)	585,027
Depreciation and amortization expense	42,401	5,007	13,684	61,092
Additions to long-lived assets	35,224	4,278	147,680	187,182

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended

	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Production variances	$13,697	$3,321	$19,050	$9,118
Advertising, marketing and design	(42,793)	(38,890)	(75,159)	(76,796)
Administration and
information systems	(48,489)	(20,312)	(96,630)	(58,396)
Distribution and customer service	(11,565)	(13,594)	(22,252)	(25,771)

Total corporate unallocated	$(89,150)	$(69,475)	$(174,991)	$(151,845)

10.	Stock Repurchase Program

Purchases of Coach’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases.  Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes.  The Company may terminate or limit the stock repurchase program at any time.

For the second quarter of fiscal 2010 and fiscal 2009, the Company repurchased and retired 8,565 and 6,053 shares of common stock at an average cost of $35.03 and $17.08 per share, respectively.  For the first six months of fiscal 2010 and fiscal 2009, the Company repurchased and retired 8,565 and 16,583 shares of common stock at an average cost of $35.03 and $24.35 per share, respectively.  As of December 26, 2009, Coach had $409,625 remaining in the stock repurchase program.

11.	Recent Accounting Developments

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

ASC 715-20, “Compensation – Retirement Benefits” provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715-20 is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this ASC to have a material impact on the Company’s consolidated financial statements.

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

12.	Subsequent Event Evaluation

The Company evaluated subsequent events through February 3, 2010, the date these financial statements were issued, for both conditions existing and not existing as of February 3, 2010 and concluded there were no subsequent events to recognize or disclose.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document.  When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.  The fiscal year ending July 3, 2010 (“fiscal 2010”) is a 53-week period.  The fiscal year ending July 2, 2011 (“fiscal 2011”) will be a 52-week period.

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

•
Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations.  We believe that Japan can support about 180 locations in total.  We currently plan to open approximately seven new locations in Japan in fiscal 2010.

We believe the growth strategies outlined above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities.  However, the current macroeconomic environment has created a very challenging retail market in which consumers, notably in North America and Japan, are still cautious.  The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control.  Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which reduces our reliance upon our full-price U.S. business.  With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage through this economic downturn.

SECOND QUARTER OF FISCAL 2010 HIGHLIGHTS

The key metrics of the second quarter of fiscal 2010 were:

•	Earnings per diluted share increased 12.4% to $0.75.

•	Net sales increased 10.9% to $1.1 billion, exceeding a billion for the first time in the Company’s history.

•	Direct-to-consumer sales rose 14.2% to $933.9 million.

•	Comparable store sales in North America increased 3.2%, primarily due to improved conversion in our factory and full-priced stores.

•	Coach Japan sales, when translated into U.S. dollars, rose 6.7% to $204.1 million. This increase includes a 8.7% positive impact from currency translation.

•
In North America, Coach opened three new retail stores and two new factory stores, bringing the total number of retail and factory stores to 343 and 118, respectively, at the end of the second quarter of fiscal 2010.  We also expanded one factory store in North America.

•	Coach Japan opened one new location, bringing the total number of locations at the end of the second quarter of fiscal 2010 to 158. In addition, we expanded one location.

•	Coach China opened four net new locations, bringing the total number of locations at the end of the second quarter of fiscal 2010 to 37.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2010 COMPARED TO SECOND QUARTER FISCAL 2009

The following table summarizes results of operations for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009:

	Quarter Ended
	December 26, 2009		December 27, 2008		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,065.0	100.0%	$960.3	100.0%	$104.7	10.9%

Gross profit	770.9	72.4	692.0	72.1	78.9	11.4

Selling, general and
administrative expenses	390.1	36.6	343.7	35.8	46.4	13.5

Operating income	380.8	35.8	348.4	36.3	32.5	9.3

Interest income, net	0.1	0.0	0.5	0.1	(0.4)	(78.9)

Provision for income taxes	140.0	13.1	132.0	13.7	8.0	6.1

Net income	241.0	22.6	216.9	22.6	24.0	11.1

Net income per share:
Basic	$0.76		$0.67		$0.09	13.3%
Diluted	$0.75		$0.67		$0.08	12.4%

Net Sales

Net sales by business segment in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	December 26,	December 27,	Rate of	December 26,	December 27,
	2009	2008	Increase	2009	2008
	(dollars in millions)

Direct-to-consumer	$933.9	$817.6	14.2%	87.7%	85.1%
Indirect	131.1	142.7	(8.1)	12.3	14.9
Total net sales	$1,065.0	$960.3	10.9	100.0%	100.0%

Direct-to-Consumer

Net sales increased 14.2% to $933.9 million during the second quarter of fiscal 2010 from $817.6 million during the same period in fiscal 2009, driven by sales increases in our Company-operated stores in North America, China and Japan.

In North America, net sales increased 16.0% driven by sales from new and expanded stores and a 3.2% increase in comparable store sales.  Since the end of the second quarter of fiscal 2009, Coach opened 19 new retail stores and 12 new factory stores, and expanded two retail stores and 10 factory stores in North America.  In Japan, net sales increased 6.7% driven by an approximately $16.6 million or 8.7% positive impact from foreign currency exchange.  Since the end of the second quarter of fiscal 2009, Coach opened three new locations and expanded three locations in Japan.  Coach China results continued to be strong with double-digit growth in comparable store sales.  Since the end of the second quarter of fiscal 2009, Coach opened or acquired 27 net retail stores in Hong Kong, Macau and mainland China.

Indirect

Net sales decreased 8.1% to $131.1 million in the second quarter of fiscal 2010 from $142.7 million during the same period of fiscal 2009.  The decrease was driven primarily by a 12.7% decrease in U.S. wholesale as the Company continued to control shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment.  We continue to experience better performance with international locations catering to indigenous consumers, where the brand is gaining recognition, whereas the Company’s travel business has experienced weakness recently, as it is heavily dependent on the Japanese traveler.  Licensing revenue of approximately $4.9 million and $4.6 million in the second quarter of fiscal 2010 and fiscal 2009, respectively, is included in Indirect sales.

Operating Income

Operating income increased 9.3% to $380.8 million in the second quarter of fiscal 2010 as compared to $348.4 million in the second quarter of fiscal 2009.  Operating margin decreased to 35.8% as compared to 36.3% in the same period of the prior year, mainly due to an increase in the administrative component of selling, general, and administrative expenses as a percentage of net sales, partially offset by an improvement in gross margin.

Gross profit increased 11.4% to $770.9 million in the second quarter of fiscal 2010 from $692.0 million during the same period of fiscal 2009.  Gross margin was 72.4% in the second quarter of fiscal 2010 as compared to 72.1% during the same period of fiscal 2009.  The change in gross margin was driven by the sourcing cost improvements partially offset by planned promotional activities in our Company-operated North American factory stores and channel mix.

Selling, general and administrative expenses increased 13.5% to $390.1 million in the second quarter of fiscal 2010 as compared to $343.7 million in the second quarter of fiscal 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 36.6% during the second quarter of fiscal 2010 as compared to 35.8% during the second quarter of fiscal 2009.  Overall selling, general and administrative expenses increased primarily from higher administrative expenses driven by prior year reversal of accruals for performance-based compensation and straight-line rent, resulting from the purchase of our corporate headquarters building that did not recur in fiscal 2010.

Selling expenses were $282.1 million, or 26.5% of net sales, in the second quarter of fiscal 2010 compared to $265.0 million, or 27.6% of net sales, in the second quarter of fiscal 2009.  The dollar increase in selling expenses was due to an increase in operating expenses in North American stores and Coach China partially offset by savings from Internet and Coach Japan expenses.  North American store expenses as a percentage of sales decreased primarily attributable to operating efficiencies achieved since the end of the second quarter of fiscal 2009.  The decrease in Coach Japan operating expenses in constant currency of $6.6 million was partially offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $5.4 million.

Advertising, marketing, and design costs were $47.3 million, or 4.4% of net sales, in the second quarter of fiscal 2010, compared to $44.0 million, or 4.6% of net sales, during the same period of fiscal 2009.  The increase was primarily due to new design expenditures for the Reed Krakoff brand, with expected introductions in fiscal year 2011, and digital media marketing expenditures partially offset by controlled sample making expenses.

Distribution and consumer service expenses were $12.2 million, or 1.1% of net sales, in the second quarter of fiscal 2010, compared to $14.4 million, or 1.5% of net sales, in the second quarter of fiscal 2009.  The decrease in expenses was primarily the result of fiscal 2009 cost savings initiatives and process improvements.

Administrative expenses were $48.5 million, or 4.6% of net sales, in the second quarter of fiscal 2010 compared to $20.3 million, or 2.1% of net sales, during the same period of fiscal 2009.  The increase in administrative expenses was primarily due to higher performance-based compensation as compared to a reversal of an accrual of performance-based compensation during the second quarter of fiscal 2009.  Also during the second quarter of fiscal 2009, the Company reversed straight-line rent accruals resulting from the purchase of our corporate headquarters building during the lease period.

Interest (Expense)/Income, Net

Net interest income was $0.1 million in the second quarter of fiscal 2010 as compared to $0.5 million in the second quarter of fiscal 2009.  The change is primarily due to a decrease in interest income, resulting from lower interest rates.

Provision for Income Taxes

The effective tax rate was 36.75% in the second quarter of fiscal 2010 as compared to 37.8% in the second quarter of fiscal 2009.  The decrease in the effective tax rate is primarily attributable to the reorganization of the ownership structure of the Company’s business in Japan.

Net Income

Net income was $241.0 million in the second quarter of fiscal 2010 as compared to $216.9 million in the second quarter of fiscal 2009.  This increase was primarily due to an improvement in operating income partially offset by a higher provision for income taxes.

FIRST SIX MONTHS FISCAL 2010 COMPARED TO FIRST SIX MONTHS FISCAL 2009

The following table summarizes results of operations for the first six months of fiscal 2010 compared to the first six months of fiscal 2009:

	Six Months Ended
	December 26, 2009		December 27, 2008		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,826.4	100.0%	$1,712.8	100.0%	$113.7	6.6%

Gross profit	1,321.1	72.3	1,250.2	73.0	70.9	5.7

Selling, general and
administrative expenses	717.0	39.3	668.4	39.0	48.7	7.3

Operating income	604.1	33.1	581.8	34.0	22.2	3.8

Interest (expense) income, net	(0.5)	(0.0)	3.2	0.2	(3.7)	(115.2)

Provision for income taxes	221.8	12.1	222.3	13.0	(0.5)	(0.2)

Net income	381.8	20.9	362.7	21.2	19.1	5.3

Net income per share:
Basic	$1.20		$1.11		$0.10	8.6%
Diluted	$1.19		$1.10		$0.09	8.1%

Net Sales

Net sales by business segment in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 were as follows:

	Six Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	December 26,	December 27,	Rate of	December 26,	December 27,
	2009	2008	Increase	2009	2008
	(dollars in millions)

Direct-to-consumer	$1,587.8	$1,409.8	12.6%	86.9%	82.3%
Indirect	238.6	303.0	(21.3)	13.1	17.7
Total net sales	$1,826.4	$1,712.8	6.6	100.0%	100.0%

Direct-to-Consumer

Net sales increased 12.6% to $1.6 billion during the first six months of fiscal 2010 from $1.4 billion during the same period in fiscal 2009, driven by sales increases in our Company-operated stores in North America, Japan and China.

In North America, net sales increased 12.6% driven by sales from new and expanded stores and a 1.4% increase in comparable store sales.  Since the end of the first six months of fiscal 2009, Coach opened 19 new retail stores and 12 new factory stores, and expanded two retail stores and 10 factory stores in North America.  In Japan, net sales increased 8.6% driven by an approximately $35.9 million or 11.0% positive impact from foreign currency exchange.  Since the end of the first six months of fiscal 2009, Coach opened three new locations and expanded three locations in Japan.  Coach China results continued to be strong with double-digit growth in comparable store sales.  Since the end of the first six months of fiscal 2009, Coach opened or acquired 27 net retail stores in Hong Kong, Macau and mainland China.

Indirect

Net sales decreased 21.3% to $238.6 million in the first six months of fiscal 2010 from $303.0 million during the same period of fiscal 2009.  The decrease was driven primarily by a 26.1% decrease in U.S. wholesale as the Company continued to control shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment.  International shipments also declined 14.3%, and we continue to experience better performance with international locations catering to indigenous consumers, where the brand is gaining recognition, whereas the Company’s travel business has experienced weakness recently, as it is heavily dependent on the Japanese traveler.  Licensing revenue of approximately $8.4 million and $8.9 million in the first six months of fiscal 2010 and fiscal 2009, respectively, is included in Indirect sales.

Operating Income

Operating income increased 3.8% to $604.1 million in the first six months of fiscal 2010 as compared to $581.8 million in the first six months of fiscal 2009.  Operating margin decreased to 33.1% as compared to 34.0% in the same period of the prior year, mainly due to a decline in gross margin and an increase in the administrative component of selling, general, and administrative expenses as a percentage of net sales.

Gross profit increased 5.7% to $1.32 billion in the first six months of fiscal 2010 from $1.25 billion during the same period of fiscal 2009.  Gross margin was 72.3% in the first six months of fiscal 2010 as compared to 73.0% during the same period of fiscal 2009.  The change in gross margin was driven primarily by planned promotional activities in Coach-operated North American factory stores and channel mix partially offset by sourcing cost improvements.

Selling, general and administrative expenses increased 7.3% to $717.0 million in the first six months of fiscal 2010 as compared to $668.4 million in the first six months of fiscal 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 39.3% during the first six months of fiscal 2010 as compared to 39.0% during the first six months of fiscal 2009.  Overall selling, general and administrative expenses increased primarily from higher administrative expenses driven by performance-based compensation and a prior year reversal of straight-line rent accrual, resulting from the purchase of our corporate headquarters building that did not recur in fiscal 2010.

Selling expenses were $515.0 million, or 28.2% of net sales, in the first six months of fiscal 2010 compared to $497.4 million, or 29.0% of net sales, in the first six months of fiscal 2009.  The dollar increase in selling expenses was primarily due to an increase in operating expenses in Coach China and North American stores partially offset by savings from Internet and Coach Japan expenses.  North American store expenses as a percentage of sales decreased primarily attributable to operating efficiencies achieved since the end of the first six months of fiscal 2009.  The decrease in Coach Japan operating expenses in constant currency of $16.4 million was partially offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $13.6 million.

Advertising, marketing, and design costs were $81.8 million, or 4.5% of net sales, in the first six months of fiscal 2010, compared to $85.4 million, or 5.0% of net sales, during the same period of fiscal 2009.  The decrease was primarily due to controlled sample making expenses partially offset by new design expenditures for the Reed Krakoff brand, with expected introductions in fiscal year 2011, and digital media marketing expenditures.

Distribution and consumer service expenses were $23.6 million, or 1.3% of net sales, in the first six months of fiscal 2010, compared to $27.2 million, or 1.6% of net sales, in the first six months of fiscal 2009.  The decrease in expenses was primarily the result of fiscal 2009 cost savings initiatives and process improvements.

Administrative expenses were $96.6 million, or 5.3% of net sales, in the first six months of fiscal 2010 compared to $58.4 million, or 3.4% of net sales, during the same period of fiscal 2009.  The increase in administrative expenses was primarily due to higher performance-based and share-based compensation.  Also during the first six months of fiscal 2009, the Company reversed straight-line rent accruals resulting from the purchase of our corporate headquarters building during the lease period.

Interest (Expense)/Income, Net

Net interest expense was $0.5 million in the first six months of fiscal 2010 as compared to net interest income of $3.2 million in the first six months of fiscal 2009.  The change is primarily due to a decrease in interest income, resulting from lower interest rates.

Provision for Income Taxes

The effective tax rate was 36.75% in the first six months of fiscal 2010 as compared to 38.0% in the first six months of fiscal 2009.  The decrease in the effective tax rate is primarily attributable to the reorganization of the ownership structure of the Company’s business in Japan.

Net Income

Net income was $381.8 million in the first six months of fiscal 2010 as compared to $362.7 million in the first six months of fiscal 2009.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company’s effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $604.2 million in the first six months of fiscal 2010 compared to $332.0 million in the first six months of fiscal 2009.  The increase of $272.2 million was primarily the result of working capital changes between the two periods, the most significant of which occurred in inventory and accrued liabilities.  Inventory provided cash proceeds of $59.5 million in the current period compared to a cash use of $54.3 million in the prior fiscal year period, due to more tightly managed inventory levels in the current year and higher than normal inventory balances at the end of the second quarter of fiscal 2009.  Accrued liabilities provided cash of $129.7 million in the current period compared to $30.6 million in the prior fiscal year period, primarily due to lower bonus payouts in the current period, as well as the non-recurrence of a rent accrual reversal that occurred in fiscal 2009 in connection with the purchase of our corporate headquarters building.

Net cash used in investing activities was $38.1 million in the first six months of fiscal 2010 compared to $202.7 million in the first six months of fiscal 2009.  The $164.6 million decrease was attributable to the fiscal 2009 purchase of Coach’s corporate headquarters building and lower purchases of property and equipment in the current period.  Additionally, during the first six months of fiscal 2010 we paid $1.2 million for the fiscal 2009 acquisition of our retail business in mainland China compared to $14.5 million paid during the first six months of fiscal 2009 for the acquisition of our retail businesses in Hong Kong and Macau.

Net cash used in financing activities was $269.3 million in the first six months of fiscal 2010 as compared to $398.7 million in the first six months of fiscal 2009.  The decrease of $129.4 million was attributable to $103.8 million less cash spent for common stock repurchases and $65.3 million more cash proceeds from share-based awards, both in the current period.  This overall decrease in net cash used was partially offset by the payment of Company dividends of $47.7 million.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first six months of fiscal 2010 and fiscal 2009, there were no borrowings under the Bank of America facility.  As of December 26, 2009 and June 27, 2009, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At December 26, 2009, the commitment fee was 8 basis points and the LIBOR margin was 35 basis points.

The Bank of America facility contains various covenants and customary events of default.  Coach has been in compliance with all covenants since the facility’s inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 4.1 billion yen or approximately $44.8 million at December 26, 2009.  Interest is based on the Tokyo Interbank Rate plus a margin of 30 basis points.  During the first six months of fiscal 2010 and fiscal 2009, the peak borrowings under these facilities were $0 and $14.4 million, respectively.  As of December 26, 2009 and June 27, 2009, there were no outstanding borrowings under these facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited maintains a credit facility that allows a maximum borrowing of $10 million at December 26, 2009.  Coach Shanghai pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility.  Interest is based on the People's Bank of China rate plus 2%, per annum.  During the first six months of fiscal 2010 and fiscal 2009, the peak borrowings under these facilities were $0 and $1.9 million, respectively.  At December 26, 2009 and June 27, 2009, the Company had $0 and $7.5 million outstanding borrowings under this facility.

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

During the first six months of fiscal 2010 and fiscal 2009, the Company repurchased and retired 8.6 million and 16.6 million shares of common stock, respectively, at an average cost of $35.03 and $24.35 per share, respectively.

As of December 26, 2009, $409.6 million remained available for future repurchases under the existing program.

Liquidity and Capital Resources

The Company expects total capital expenditures for the fiscal year ending July 3, 2010 to be approximately $110 million.  Capital expenditures will be primarily for new stores in North America; Hong Kong and mainland China; and Japan.  We will also continue to invest in corporate infrastructure and department store and distributor locations.  These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first six months of fiscal 2010, Coach purchased approximately $448 million of inventory, which was funded by operating cash flow.

In April 2009, Coach’s Board of Directors voted to declare a cash dividend, at an expected annual rate of $0.30 per share.  The first quarterly payment, of $0.075 per share, was paid on June 29, 2009 to stockholders of record as of June 8, 2009.  The second quarterly payment, of $0.075 per share, was paid on September 28, 2009 to stockholders of record as of September 8, 2009.  The third quarterly payment, of $0.075 per share, was paid on December 28, 2009 to stockholders of record as of December 7, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 27, 2009 are those that depend most heavily on these judgments and estimates.  As of December 26, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted the provisions of the standard related to financial assets and liabilities in the first quarter of fiscal 2009.  During the first quarter of fiscal 2010, the Company adopted the provisions of the standard related to non-financial assets and liabilities measured at fair value on a non-recurring basis with no material impact on our consolidated financial statements.  For further information about the fair value measurements of our financial assets and liabilities see note on Fair Value Measurements.

ASC 715-20, “Compensation – Retirement Benefits” provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715-20 is effective for fiscal years ending after December 15, 2009.  The Company does not expect the application of this ASC to have a material impact on the Company’s consolidated financial statements.

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

Substantially all of Coach’s non-licensed product needs are purchased from independent manufacturers in countries other than the United States.  These countries include China, Italy, Hong Kong, India, Thailand, Vietnam, Turkey, Philippines, Ecuador, Malaysia, Mauritius, Peru, Spain and Taiwan.  Additionally, sales are made through international channels to third party distributors.  Substantially all purchases and sales involving international parties, excluding Coach Japan and Coach China, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan’s U.S. dollar denominated inventory purchases.  Coach Japan enters into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.  The foreign currency contracts entered into by the Company have durations no greater than 12 months.  As of December 26, 2009 and June 27, 2009, open foreign currency forward contracts designated as hedges with a notional amount of $100.9 million and $32.0 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan resulting from its $231.0 million U.S. dollar-denominated fixed rate intercompany loan from Coach.  To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate.  The loan matures in 2010, at which point the swap requires an exchange of yen and U.S. dollar based principals.

The fair value of open foreign currency derivatives included in current liabilities at December 26, 2009 and June 27, 2009 was $47.4 million and $37.1 million, respectively.  The fair value of these contracts is sensitive to changes in yen exchange rates as well as credit risk.

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

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities.  At December 26, 2009 and June 27, 2009, the Company’s investments, classified as available-for-sale, consisted of an auction rate security valued at $6.0 million.  As the adjusted book value of an auction rate security equals its fair value, there were no unrealized gains or losses associated with this investment.

As of December 26, 2009, the Company had no outstanding borrowings on its revolving credit facilities.  However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of December 26, 2009, Coach’s outstanding long-term debt, including the current portion, was $25.1 million.  A hypothetical 10% change in the interest rate applied to the fair value of the Company’s debt would not have a material impact on earnings or cash flows.

ITEM 4. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of December 26, 2009.

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

ITEM 1A.   Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the second quarter of fiscal 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (9/27/09 - 10/31/09)	-	$-	-	$709,625
Period 5 (11/1/09 - 11/28/09)	3,837	34.30	3,837	578,040
Period 6 (11/29/09 - 12/26/09)	4,728	35.62	4,728	409,625
Total	8,565	$35.03	8,565

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
August 25, 2008	$ 1.0 billion	June 2010

ITEM 4.  Submission of Matters to a Vote of Security Holders

In connection with the 2009 Annual Meeting of Stockholders held on November 5, 2009, stockholders were asked to vote with respect to three proposals. A total of 272,774,720 votes were cast as follows:

Proposal Number 1 - Election of Directors - The following persons received that number of votes set forth next to their respective names:

Director	Votes For	Votes Withheld
Lew Frankfort	265,031,890	7,742,830
Susan Kropf	194,268,239	78,506,481
Gary Loveman	194,433,772	78,340,948
Ivan Menezes	192,126,012	80,648,708
Irene Miller	180,693,559	92,081,161
Michael Murphy	181,937,997	90,836,723
Jide Zeitlin	194,334,428	78,440,292

Proposal Number 2 – Reapproval of the Performance Criteria under the Coach, Inc. 2004 Stock Incentive Plan:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
221,256,525	22,999,565	131,813	28,386,817

Proposal Number 3 – Stockholder Proposal Requesting Feasibility Report:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
19,473,656	184,121,584	40,792,663	28,386,817

ITEM 6.  Exhibits

(a)	Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By. :	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated:  February 3, 2010