Form 10-Q
period 2010-03-27
COACH INC
filed 2010-05-05
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2010

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
[ ] Yes [✓] No

On April 23, 2010, the Registrant had 305,105,043 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 37 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

Page Number

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At March 27, 2010 and June 27, 2009	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Nine Months Ended
	March 27, 2010 and March 28, 2009	5

	Condensed Consolidated Statements of Cash Flows –
	For the Nine Months Ended
	March 27, 2010 and March 28, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 6.	Exhibits	36

SIGNATURE		37

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

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 27,	June 27,
	2010	2009
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$702,778	$800,362
Short-term investments	204,878	-
Trade accounts receivable, less allowances of $5,976 and $6,347, respectively	118,147	108,707
Inventories	306,673	326,148
Deferred income taxes	76,870	49,476
Other current assets	100,738	111,716

Total current assets	1,510,084	1,396,409

Long-term investments	6,000	6,000
Property and equipment, net	544,365	592,982
Goodwill	291,029	283,387
Other assets	290,509	285,558

Total assets	$2,641,987	$2,564,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111,194	$103,029
Accrued liabilities	439,304	348,619
Revolving credit facilities	-	7,496
Current portion of long-term debt	742	508

Total current liabilities	551,240	459,652

Long-term debt	24,245	25,072
Other liabilities	403,109	383,570

Total liabilities	978,594	868,294

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 304,170,723 and 318,006,466 shares, respectively	3,042	3,180
Additional paid-in-capital	1,374,181	1,189,060
Retained earnings	269,083	499,951
Accumulated other comprehensive income	17,087	3,851

Total stockholders' equity	1,663,393	1,696,042

Total liabilities and stockholders' equity	$2,641,987	$2,564,336

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Net sales	$830,669	$739,939	$2,657,111	$2,452,724

Cost of sales	215,094	214,876	720,419	677,432

Gross profit	615,575	525,063	1,936,692	1,775,292

Selling, general and administrative expenses	366,453	339,686	1,083,486	1,008,066

Operating income	249,122	185,377	853,206	767,226

Interest income (expense), net	104	(121)	(380)	3,057

Income before provision for income taxes	249,226	185,256	852,826	770,283

Provision for income taxes	91,590	70,397	313,413	292,707

Net income	$157,636	$114,859	$539,413	$477,576

Net income per share

Basic	$0.51	$0.36	$1.71	$1.47
Diluted	$0.50	$0.36	$1.69	$1.46

Shares used in computing net income per share
Basic	309,249	320,163	314,734	325,481
Diluted	313,960	321,355	318,555	327,102

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	March 27,	March 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$539,413	$477,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,011	91,823
Provision for bad debt	1,030	1,987
Share-based compensation	58,942	49,656
Excess tax benefit from share-based compensation	(19,274)	(1,157)
Deferred income taxes	(30,060)	658
Other, net	(3,199)	7,195
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(8,965)	(17,809)
Decrease (increase) in inventories	21,723	(33,615)
(Increase) decrease in other assets	(3,158)	12,529
Increase (decrease) in accounts payable	8,641	(70,580)
Increase in accrued liabilities	117,955	23,759
Increase (decrease) in other liabilities	32,293	(3,066)
Net cash provided by operating activities	809,352	538,956

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(1,200)	(14,507)
Purchases of property and equipment	(51,620)	(111,460)
Purchase of corporate headquarters building	-	(103,300)
Purchases of investments	(204,878)	-
Net cash used in investing activities	(257,698)	(229,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(71,455)	-
Repurchase of common stock	(700,000)	(453,786)
Repayment of long-term debt	(594)	(285)
(Repayments) borrowings of revolving credit facilities	(7,496)	1,896
Proceeds from share-based awards, net	106,965	1,703
Excess tax benefit from share-based compensation	19,274	1,157
Net cash used in financing activities	(653,306)	(449,315)

Effect of changes in foreign exchange rates on cash and cash equivalents	4,068	(8,012)

Decrease in cash and cash equivalents	(97,584)	(147,638)
Cash and cash equivalents at beginning of period	800,362	698,905
Cash and cash equivalents at end of period	$702,778	$551,267

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended March 27, 2010 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2010 (“fiscal 2010”).

The Company evaluated subsequent events through the date these financial statements were issued, and they are disclosed in the Subsequent Event note.

2.	Stockholders’ Equity

Activity for the nine months ended March 27, 2010 and March 28, 2009 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Retained	Comprehensive	Stockholders'
	Equity	Capital	Earnings	Income/(Loss)	Equity

Balances at June 28, 2008	$3,367	$1,115,041	$353,122	$18,845	$1,490,375

Net income	-	-	477,576	-	477,576
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(9,109)	(9,109)
Translation adjustments	-	-	-	(15,497)	(15,497)
Comprehensive income					452,970

Shares issued for stock options and employee
benefit plans	10	1,693	-	-	1,703
Share-based compensation	-	49,656	-	-	49,656
Excess tax benefit from share-based compensation	-	1,157	-	-	1,157
Repurchase of common stock	(202)	-	(453,584)	-	(453,786)
Adjustment to adopt SFAS 158 measurement date
provision, net of tax	-	-	(183)	22	(161)

Balances at March 28, 2009	$3,175	$1,167,547	$376,931	$(5,739)	$1,541,914

Balances at June 27, 2009	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

Net income	-	-	539,413	-	539,413
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	990	990
Translation adjustments	-	-	-	12,246	12,246
Comprehensive income					552,649

Shares issued for stock options and employee
benefit plans	60	106,905	-	-	106,965
Share-based compensation	-	58,942	-	-	58,942
Excess tax benefit from share-based compensation	-	19,274	-	-	19,274
Repurchase of common stock	(198)	-	(699,802)	-	(700,000)
Dividend declared	-	-	(70,479)	-	(70,479)

Balances at March 27, 2010	$3,042	$1,374,181	$269,083	$17,087	$1,663,393

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:
	March 27,	June 27,
	2010	2009

Cumulative translation adjustments	$19,843	$7,597
Cumulative effect of previously adopted accounting pronouncements, net of taxes	(3,411)	(3,411)
Unrealized gains/(losses) on cash flow hedging derivatives, net of taxes of $446 and $(245)	655	(335)
Accumulated other comprehensive income	$17,087	$3,851

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Net income	$157,636	$114,859	$539,413	$477,576

Total weighted-average basic shares	309,249	320,163	314,734	325,481

Dilutive securities:
Employee benefit and
share award plans	1,453	60	1,148	187
Stock option programs	3,258	1,132	2,673	1,434

Total weighted-average diluted shares	313,960	321,355	318,555	327,102

Net income per share:
Basic	$0.51	$0.36	$1.71	$1.47
Diluted	$0.50	$0.36	$1.69	$1.46

At March 27, 2010, options to purchase 4,306 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $36.86 to $51.56, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Nine Months Ended

	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Share-based compensation expense	$20,054	$17,684	$58,942	$49,656
Income tax benefit related to
share-based compensation expense	7,032	6,282	20,654	17,641

Stock Options

A summary of option activity under the Coach stock option plans as of March 27, 2010 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price

Outstanding at June 27, 2009	31,287	$29.12
Granted	3,769	29.79
Exercised	(5,483)	20.39
Forfeited or expired	(919)	33.56
Outstanding at March 27, 2010	28,654	30.74
Vested and expected to vest at March 27, 2010	28,598	30.75
Exercisable at March 27, 2010	18,843	30.83

At March 27, 2010, $57,083 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 years.

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2010 and fiscal 2009 was $9.66 and $8.37, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2010 and fiscal 2009 was $80,765 and $6,882, respectively. The total cash received from these option exercises was $111,805 and $5,828, respectively, and the actual tax benefit realized from these option exercises was $31,031 and $2,708, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested share units as of and for the period ended March 27, 2010:

	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value

Non-vested at June 27, 2009	2,583	$29.36
Granted	2,064	29.92
Vested	(678)	31.55
Forfeited	(174)	31.66
Non-vested at March 27, 2010	3,795	29.16

At March 27, 2010, $66,721 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first nine months of fiscal 2010 and fiscal 2009 was $29.92 and $24.67, respectively. The total fair value of shares vested during the first nine months of fiscal 2010 and fiscal 2009 was $20,574 and $15,437, respectively.

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

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at March 27, 2010 and March 28, 2009:

	Level 2		Level 3
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	896	5	-	-
Total	$896	$5	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$492	$2,353	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	45,017	28,252
Total	$492	$2,353	$45,017	$28,252

(a) The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.

(b) The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan's and Coach Canada’s U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

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

As of March 27, 2010 and June 27, 2009, the Company’s investments included an auction rate security (“ARS”) classified as a long-term investment, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. This auction rate security is currently rated A, an investment grade rating afforded by credit rating agencies. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. At March 27, 2010 and June 27, 2009 the fair value of the Company’s ARS was $6,000. The table below presents the changes in the fair value of the auction rate security during the first nine months of fiscal 2009:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Auction Rate Security
Balance at June 28, 2008	$8,000
Unrealized other-than-temporary loss,
recognized in selling, general and administrative expenses	(2,000)
Balance at March 28, 2009	$6,000

As of March 27, 2010 and June 27, 2009, the fair value of the Company’s cross-currency swap derivative was included within accrued liabilities. The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of the cross-currency swap during the first nine months of fiscal 2010 and 2009:
Cross-Currency Swap
Balance at June 27, 2009	$36,118
Unrealized loss, recorded in accumulated other comprehensive income	8,899
Balance at March 27, 2010	$45,017

Balance at June 28, 2008	$5,540
Unrealized loss, recorded in accumulated other comprehensive income	22,712
Balance at March 28, 2009	$28,252

During the fiscal quarter ended March 27, 2010, the Company purchased $204,878 of short-term investments consisting of U.S. treasury bills and commercial paper, which are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates fair market value due to their short maturities.

6.	Commitments and Contingencies

At March 27, 2010, the Company had letters of credit outstanding totaling $137,017. The letters of credit, which expire at various dates through 2013, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

7.	Derivative Instruments and Hedging Activities

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to market risk from foreign currency exchange risk related to Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases and Coach Japan’s $231,000 U.S. dollar-denominated fixed rate intercompany loan. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to its inventory purchases. As of March 27, 2010 and June 27, 2009, $61,641 and $32,041 of foreign currency forward contracts were outstanding, respectively. These contracts have durations no greater than 12 months. To manage the exchange rate risk related to its intercompany loan, Coach Japan entered into a cross currency swap transaction on July 1, 2005. The terms of the cross currency swap transaction include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate and an exchange of yen and U.S. dollar-based principals when the loan matures in 2010.

The Company’s derivative instruments are designated as cash flow hedges. The effective portion of gains or losses on the derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. The ineffective portion of gains or losses on the derivative instruments are recognized in current earnings and are included within net cash provided by operating activities.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as	Balance Sheet	Fair Value
Hedging Instruments	Classification	At March 27, 2010	At June 27, 2010

Foreign exchange contracts	Other Current Assets	$896	$-
Total derivative assets		$896	$-

Foreign exchange contracts	Accrued Liabilities	$45,509	$37,061
Total derivative liabilities		$45,509	$37,061

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Nine Months Ended
Derivatives in Cash Flow	March 27,	March 28,	March 27,	March 28,
Hedging Relationships	2010	2009	2010	2009

Foreign exchange contracts	$(970)	$2,868	$(2,050)	$(9,664)

Total	$(970)	$2,868	$(2,050)	$(9,664)

For the third quarter of fiscal 2010 and fiscal 2009, the amounts above are net of tax of $(704) and $1,963, respectively. For the first nine months of fiscal 2010 and fiscal 2009, the amounts above are net of tax of $(1,485) and $(6,633), respectively.

Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Reclassified from	Quarter Ended		Nine Months Ended
Accumulated OCI into Income	March 27,	March 28,	March 27,	March 28,
(Effective Portion)	2010	2009	2010	2009

Cost of Sales	$(1,257)	$(1,915)	$(5,061)	$(936)

Total	$(1,257)	$(1,915)	$(5,061)	$(936)

During the nine months ended March 27, 2010 and March 28, 2009, there were no material gains or losses recognized in income due to hedge ineffectiveness.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The Company expects that $307 of net derivative losses included in accumulated other comprehensive income at March 27, 2010 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

The following table shows the changes within accumulated other comprehensive income due to hedging activity, net of tax, for the periods then ended:

	March 27,	June 27,
	2010	2009

Balance at beginning of period	$(335)	$6,943
Net losses transferred to earnings	2,933	2,915
Change in fair value	(1,943)	(10,193)
Balance at end of period	$655	$(335)

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the nine month period ended March 27, 2010, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at June 27, 2009	$281,871	$1,516	$283,387

Foreign exchange impact	7,642	-	7,642

Goodwill balance at March 27, 2010	$289,513	$1,516	$291,029

At March 27, 2010 and June 27, 2009, intangible assets not subject to amortization consisted of $9,788 of trademarks.

9.	Segment Information

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended March 27, 2010

Net sales	$726,151	$104,518	$-	$830,669
Operating income (loss)	281,903	57,825	(90,606)	249,122
Income (loss) before provision for
income taxes	281,903	57,825	(90,502)	249,226
Depreciation and amortization expense	22,087	2,616	7,875	32,578
Additions to long-lived assets	5,547	3,898	6,172	15,617

Quarter Ended March 28, 2009

Net sales	$634,033	$105,906	$-	$739,939
Operating income (loss)	211,153	56,381	(82,157)	185,377
Income (loss) before provision for
income taxes	211,153	56,381	(82,278)	185,256
Depreciation and amortization expense	19,694	2,483	8,554	30,731
Additions to long-lived assets	18,487	783	3,784	23,054

Nine Months Ended March 27, 2010

Net sales	$2,313,981	$343,130	$-	$2,657,111
Operating income (loss)	923,556	195,247	(265,597)	853,206
Income (loss) before provision for
income taxes	923,556	195,247	(265,977)	852,826
Depreciation and amortization expense	62,511	7,213	24,287	94,011
Additions to long-lived assets	23,513	5,053	16,411	44,977

Nine Months Ended March 28, 2009

Net sales	$2,043,790	$408,934	$-	$2,452,724
Operating income (loss)	762,206	239,022	(234,002)	767,226
Income (loss) before provision for
income taxes	762,206	239,022	(230,945)	770,283
Depreciation and amortization expense	62,095	7,490	22,238	91,823
Additions to long-lived assets	53,711	5,061	151,464	210,236

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended

	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Production variances	$17,202	$8,509	$36,252	$17,627
Advertising, marketing and design	(42,558)	(37,390)	(117,717)	(114,186)
Administration and
information systems	(54,255)	(40,870)	(150,885)	(99,266)
Distribution and customer service	(10,995)	(12,406)	(33,247)	(38,177)

Total corporate unallocated	$(90,606)	$(82,157)	$(265,597)	$(234,002)

10.  Stock Repurchase Program

Purchases of Coach’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

For the third quarter of fiscal 2010 and fiscal 2009, the Company repurchased and retired 11,261 and 3,577 shares of common stock at an average cost of $35.52 and $13.98 per share, respectively. For the first nine months of fiscal 2010 and fiscal 2009, the Company repurchased and retired 19,826 and 20,160 shares of common stock at an average cost of $35.31 and $22.51 per share, respectively. As of March 27, 2010, Coach had $9,625 remaining in the stock repurchase program.

11.  Recent Accounting Developments

ASC 805-10, “Business Combinations,” requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805-10 changed the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. ASC 805-10 also includes expanded disclosure requirements. ASC 805-10 is applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. The Company has not had a business combination since adoption of this standard.

ASC 715-20, “Compensation – Retirement Benefits,” provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20 is effective for fiscal years ending after December 15, 2009. The Company does not expect the application of this ASC to have a material impact on the Company’s consolidated financial statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

ASC 105, “Generally Accepted Accounting Principles,” states that the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and nonauthoritative. This standard was effective for Coach’s financial statements beginning with the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ASC 820-10 was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009 and its adoption did not have a material impact on our consolidated financial statements.

ASC 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 27, 2010, as described in the note on Basis of Presentation and Organization.

12.  Subsequent Event

In April 2010, Coach’s Board of Directors (“Board”) voted to increase the Company’s cash dividend to an expected annual rate of $0.60 per share starting with the dividend to be paid in July 2010. Concurrently, the Board authorized a new $1,000,000 share repurchase program.

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

•
Raise brand awareness in emerging markets, notably in China, where our brand awareness is increasing and the category is developing rapidly. We opened our first mainland China flagship store in April 2010 and currently plan to open about 14 new locations in China in fiscal 2010.

•
Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 locations in total. We currently plan to open approximately six new locations in Japan in fiscal 2010.

We believe the growth strategies outlined above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the current macroeconomic environment, while moderating, has created a challenging retail market in which consumers, notably in North America and Japan, are still cautious. The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which reduces our reliance upon our full-price U.S. business. With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage our business to take advantage of profitable growth opportunities.

THIRD QUARTER OF FISCAL 2010 HIGHLIGHTS

The key metrics of the third quarter of fiscal 2010 were:

•	Earnings per diluted share increased 40.5% to $0.50. Excluding items affecting comparability in fiscal 2009, earnings per diluted share increased 31.0%.

•	Net sales increased 12.3% to $830.7 million.

•	Direct-to-consumer sales rose 14.5% to $726.2 million.

•	Comparable store sales in North America increased 5.1%, primarily due to improved conversion in our factory and full-priced stores.

•	Coach Japan sales, when translated into U.S. dollars, rose 1.9% to $180.4 million. This increase includes a 3.2% positive impact from currency translation.

•	In North America, Coach opened one net new factory store, bringing the total number of retail and factory stores to 343 and 119, respectively, at the end of the third quarter of fiscal 2010.

•	Coach Japan opened two new locations, bringing the total number of locations at the end of the third quarter of fiscal 2010 to 160.

•	Coach China results continued to be strong with double-digit growth in comparable stores. At the end of the third quarter of fiscal 2010, we had a total of 37 locations.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2010 COMPARED TO THIRD QUARTER FISCAL 2009

The following table summarizes results of operations for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009:

	Quarter Ended
	March 27, 2010		March 28, 2009		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$830.7	100.0%	$739.9	100.0%	$90.7	12.3%

Gross profit	615.6	74.1	525.1	71.0	90.5	17.2

Selling, general and
administrative expenses	366.5	44.1	339.7	45.9	26.8	7.9

Operating income	249.1	30.0	185.4	25.1	63.7	34.4

Interest income (expense), net	0.1	0.0	(0.1)	(0.0)	0.2	nm *

Provision for income taxes	91.6	11.0	70.4	9.5	21.2	30.1

Net income	157.6	19.0	114.9	15.5	42.8	37.2

Net income per share:
Basic	$0.51		$0.36		$0.15	42.1%
Diluted	0.50		0.36		0.14	40.5

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	March 27,	March 28,	Rate of	March 27,	March 28,
	2010	2009	Change	2010	2009
	(dollars in millions)

Direct-to-Consumer	$726.2	$634.0	14.5%	87.4%	85.7%
Indirect	104.5	105.9	(1.3)	12.6	14.3
Total net sales	$830.7	$739.9	12.3	100.0%	100.0%

Direct-to-Consumer

Net sales increased 14.5% to $726.2 million during the third quarter of fiscal 2010 from $634.0 million during the same period in fiscal 2009, driven by sales increases in our Company-operated stores in North America, China and Japan.

In North America, net sales increased 16.0% driven by sales from new and expanded stores and a 5.1% increase in comparable store sales, which now includes sales from Coach.com. The inclusion of Coach.com sales in comparable store sales was immaterial to the measure for the period. Since the end of the third quarter of fiscal 2009, Coach opened 19 new retail stores and 10 new factory stores, and expanded one retail store and nine factory stores in North America. In Japan, net sales increased 1.9% driven by an approximately $5.7 million or 3.2% positive impact from foreign currency exchange. Since the end of the third quarter of fiscal 2009, Coach opened four new locations and expanded two locations in Japan. Coach China results continued to be strong with double-digit growth in comparable store sales. Since the end of the third quarter of fiscal 2009, Coach opened 10 net new retail stores in Hong Kong, Macau and mainland China.

Indirect

Net sales decreased 1.3% to $104.5 million in the third quarter of fiscal 2010 from $105.9 million during the same period of fiscal 2009. The decrease was driven primarily by a 5.1% decrease in U.S. wholesale as the Company continued to control shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment. We continue to experience better performance with international locations catering to indigenous consumers, where the brand is gaining recognition, whereas the Company’s travel business has experienced weakness recently, as it is heavily dependent on the Japanese traveler. Licensing revenue of approximately $6.0 million and $5.9 million in the third quarter of fiscal 2010 and fiscal 2009, respectively, is included in Indirect sales.

Operating Income

Operating income increased 34.4% to $249.1 million in the third quarter of fiscal 2010 as compared to $185.4 million in the third quarter of fiscal 2009. Excluding items affecting comparability in fiscal 2009 of $13.4 million, operating income increased 25.5% from $198.7 million. Operating margin increased to 30.0% as compared to 25.1% in the same period of the prior year, mainly due to an improvement in gross margin and the non-recurrence of items affecting comparability during fiscal 2009 within selling, general and administrative expenses. Excluding items affecting comparability in fiscal 2009, third quarter of fiscal 2009 operating margin was 26.9%.

Gross profit increased 17.2% to $615.6 million in the third quarter of fiscal 2010 from $525.1 million during the same period of fiscal 2009. Gross margin was 74.1% in the third quarter of fiscal 2010 as compared to 71.0% during the same period of fiscal 2009. The improvement in gross margin was driven primarily by lower manufacturing costs and product mix.

Selling, general and administrative expenses increased 7.9% to $366.5 million in the third quarter of fiscal 2010 as compared to $339.7 million in the third quarter of fiscal 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 44.1% during the third quarter of fiscal 2010 as compared to 45.9% during the third quarter of fiscal 2009. Excluding items affecting comparability in the third quarter of fiscal 2009, selling general and administrative expenses as a percentage of net sales was 44.1%. Overall selling, general and administrative expenses increased primarily from higher administrative expenses driven by higher performance-based compensation.

Selling expenses were $255.8 million, or 30.8% of net sales, in the third quarter of fiscal 2010 compared to $245.2 million, or 33.1% of net sales, in the third quarter of fiscal 2009. Excluding items affecting comparability during the third quarter of fiscal 2009 of $5.0 million related to the planned closure of four underperforming stores during the stores’ lease terms, selling expenses were $240.2 million, representing 32.5% of net sales. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores, due to openings, partially offset by savings from Coach Japan expenses. North American store expenses as a percentage of sales decreased primarily due to operating efficiencies achieved since the end of the third quarter of fiscal 2009. The decrease in Coach Japan operating expenses in constant currency of $2.6 million was partially offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $1.3 million.

Advertising, marketing, and design costs were $44.8 million, or 5.4% of net sales, in the third quarter of fiscal 2010, compared to $40.5 million, or 5.5% of net sales, during the same period of fiscal 2009. The increase was primarily due to new design expenditures for the Reed Krakoff brand, with expected introductions in fiscal year 2011, partially offset by controlled sample making expenses.

Distribution and consumer service expenses were $11.7 million, or 1.4% of net sales, in the third quarter of fiscal 2010, compared to $13.1 million, or 1.8% of net sales, in the third quarter of fiscal 2009. The decrease in expenses was primarily the result of fiscal 2009 cost savings initiatives and process improvements.

Administrative expenses were $54.2 million, or 6.5% of net sales, in the third quarter of fiscal 2010 compared to $40.9 million, or 5.5% of net sales, during the same period of fiscal 2009. Excluding items affecting comparability during the third quarter of fiscal 2009 of $8.4 million, expenses were $32.5 million, representing 4.4% of net sales. The increase in administrative expenses was primarily due to higher performance-based compensation partially offset by the non-recurrence of the fiscal 2009 items affecting comparability.

Interest Income/(Expense), Net

Net interest income was $0.1 million in the third quarter of fiscal 2010 as compared to expense of $0.1 million in the third quarter of fiscal 2009.

Provision for Income Taxes

The effective tax rate was 36.75% in the third quarter of fiscal 2010 as compared to 38.0% in the third quarter of fiscal 2009. The decrease in the effective tax rate is primarily attributable to the reorganization of the ownership structure of the Company’s business in Japan.

Net Income

Net income was $157.6 million in the third quarter of fiscal 2010 as compared to $114.9 million in the third quarter of fiscal 2009. Excluding items affecting comparability during the third quarter of fiscal 2009 of $8.3 million discussed above, net income increased 28.0% from $123.2 million. This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FIRST NINE MONTHS FISCAL 2010 COMPARED TO FIRST NINE MONTHS FISCAL 2009

The following table summarizes results of operations for the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009:

	Nine Months Ended
	March 27, 2010		March 28, 2009		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$2,657.1	100.0%	$2,452.7	100.0%	$204.4	8.3%

Gross profit	1,936.7	72.9	1,775.3	72.4	161.4	9.1

Selling, general and
administrative expenses	1,083.5	40.8	1,008.1	41.1	75.4	7.5

Operating income	853.2	32.1	767.2	31.3	86.0	11.2

Interest (expense) income, net	(0.4)	(0.0)	3.1	0.1	(3.4)	nm *

Provision for income taxes	313.4	11.8	292.7	11.9	20.7	7.1

Net income	539.4	20.3	477.6	19.5	61.8	12.9

Net income per share:
Basic	$1.71		$1.47		$0.25	16.8%
Diluted	$1.69		$1.46		$0.23	16.0%

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009, were as follows:

	Nine Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	March 27,	March 28,	Rate of	March 27,	March 28,
	2010	2009	Change	2010	2009
	(dollars in millions)

Direct-to-Consumer	$2,314.0	$2,043.8	13.2%	87.1%	83.3%
Indirect	343.1	408.9	(16.1)	12.9	16.7
Total net sales	$2,657.1	$2,452.7	8.3	100.0%	100.0%

Direct-to-Consumer

Net sales increased 13.2% to $2.3 billion during the first nine months of fiscal 2010 from $2.0 billion during the same period in fiscal 2009, driven by sales increases in our Company-operated stores in North America, China and Japan.

In North America, net sales increased 13.6% driven by sales from new and expanded stores and a 2.5% increase in comparable store sales. Since the end of the first nine months of fiscal 2009, Coach opened 19 new retail stores and 10 new factory stores, and expanded one retail store and nine factory stores in North America. In Japan, net sales increased 6.2% driven by an approximately $41.6 million or 8.2% positive impact from foreign currency exchange. Since the end of the first nine months of fiscal 2009, Coach opened four new locations and expanded two locations in Japan. Coach China results continued to be strong with double-digit growth in comparable store sales. Since the end of the first nine months of fiscal 2009, Coach opened 10 net new retail stores in Hong Kong, Macau and mainland China.

Indirect

Net sales decreased 16.1% to $343.1 million in the first nine months of fiscal 2010 from $408.9 million during the same period of fiscal 2009. The decrease was driven primarily by a 21.7% decrease in U.S. wholesale as the Company continued to control shipments into U.S. department stores in order to manage customer inventory levels due to a weaker sales environment. International shipments also declined 8.9%, and we continue to experience better performance with international locations catering to indigenous consumers, where the brand is gaining recognition, whereas the Company’s travel business has experienced weakness recently, as it is heavily dependent on the Japanese traveler. Licensing revenue of approximately $14.3 million and $14.8 million in the first nine months of fiscal 2010 and fiscal 2009, respectively, is included in Indirect sales.

Operating Income

Operating income increased 11.2% to $853.2 million in the first nine months of fiscal 2010 as compared to $767.2 million in the first nine months of fiscal 2009. Excluding items affecting comparability during the first nine months of fiscal 2009 of $13.4 million, operating income increased 9.3% from $780.6 million. Operating margin increased to 32.1% as compared to 31.3% in the same period of the prior year, mainly due to an improvement in gross margin and the non-recurrence of items affecting comparability during fiscal 2009 within selling, general and administrative expenses. Excluding items affecting comparability in the first nine months of fiscal 2009, operating margin was 31.8%.

Gross profit increased 9.1% to $1.9 billion in the first nine months of fiscal 2010 from $1.8 billion during the same period of fiscal 2009. Gross margin was 72.9% in the first nine months of fiscal 2010 as compared to 72.4% during the same period of fiscal 2009. The improvement in gross margin was driven primarily by lower manufacturing costs and product mix.

Selling, general and administrative expenses increased 7.5% to $1.1 billion in the first nine months of fiscal 2010 as compared to $1.0 billion in the first nine months of fiscal 2009. Excluding items affecting comparability during the first nine months of fiscal 2009 of $13.4 million, selling, general and administrative expenses were $994.7 million. As a percentage of net sales, selling, general and administrative expenses decreased to 40.8% during the first nine months of fiscal 2010 as compared to 41.1% during the first nine months of fiscal 2009. Excluding items affecting comparability during the first nine months of fiscal 2009, selling general and administrative expenses as a percentage of net sales was 40.6%. Overall selling, general and administrative expenses increased primarily from higher administrative expenses driven by performance-based compensation and a prior year reversal of a straight-line rent accrual, resulting from the purchase of our corporate headquarters building, that did not recur in fiscal 2010.

Selling expenses were $770.8 million, or 29.0% of net sales, in the first nine months of fiscal 2010 compared to $742.5 million, or 30.3% of net sales, in the first nine months of fiscal 2009. Excluding items affecting comparability during the first nine months of fiscal 2009 of $5.0 million related to the planned closure of four underperforming stores during the stores’ lease terms, selling expenses were $737.5 million, representing 30.1% of net sales. The dollar increase in selling expenses was primarily due to an increase in operating expenses in Coach China and North American stores partially offset by savings from Coach Japan expenses. Coach China and North American store expenses as a percentage of sales decreased primarily attributable to operating efficiencies achieved since the end of the first nine months of fiscal 2009. The decrease in Coach Japan operating expenses in constant currency of $17.5 million was partially offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $13.3 million.

Advertising, marketing, and design costs were $126.6 million, or 4.8% of net sales, in the first nine months of fiscal 2010, compared to $126.1 million, or 5.2% of net sales, during the same period of fiscal 2009. The increase was primarily due to new design expenditures for the Reed Krakoff brand, with expected introductions in fiscal year 2011, largely offset by controlled sample making expenses.

Distribution and consumer service expenses were $35.2 million, or 1.3% of net sales, in the first nine months of fiscal 2010, compared to $40.2 million, or 1.6% of net sales, in the first nine months of fiscal 2009. The decrease in expenses was primarily the result of fiscal 2009 cost savings initiatives and process improvements.

Administrative expenses were $150.9 million, or 5.7% of net sales, in the first nine months of fiscal 2010 compared to $99.3 million, or 4.0% of net sales, during the same period of fiscal 2009. Excluding items affecting comparability during the first nine months of fiscal 2009 of $8.4 million, expenses were $90.9 million, representing 3.7% of net sales. The increase in administrative expenses was primarily due to higher performance-based and share-based compensation. Also during the first nine months of fiscal 2009, the Company reversed straight-line rent accruals resulting from the purchase of our corporate headquarters building during the lease period.

Interest (Expense)/Income, Net

Net interest expense was $0.4 million in the first nine months of fiscal 2010 as compared to net interest income of $3.1 million in the first nine months of fiscal 2009. The change is primarily due to a decrease in interest income, resulting from lower interest rates.

Provision for Income Taxes

The effective tax rate was 36.75% in the first nine months of fiscal 2010 as compared to 38.0% in the first nine months of fiscal 2009. The decrease in the effective tax rate is primarily attributable to the reorganization of the ownership structure of the Company’s business in Japan.

Net Income

Net income was $539.4 million in the first nine months of fiscal 2010 as compared to $477.6 million in the first nine months of fiscal 2009. Excluding items affecting comparability during the first nine months of fiscal 2009 of $8.3 million discussed above, net income increased 11.0% from $485.9 million. This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

Non-GAAP Measures

During the third quarter of fiscal 2009, the Company recorded a charge of $13.4 million, or $8.3 million after tax, related to cost savings initiatives. These initiatives included the elimination of approximately 150 positions from the Company’s corporate offices in New York, New Jersey and Jacksonville, the closure of four underperforming retail stores and the closure of Coach Europe Services, the Company’s sample-making facility in Italy. Prior to these initiatives in the third quarter of fiscal 2009, the Company had no recent past history of similar elimination of positions, closure of facilities, or closure of underperforming stores during the stores’ lease terms.

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported selling, general, and administrative expenses, operating income, provision for income taxes, net income and earnings per diluted share reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.

These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected. Management and the Company’s Board of Directors (“Board”) utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s primary internal financial reporting excluded these items affecting comparability.

We believe these non-GAAP measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. In addition, we believe excluding the items affecting comparability assists investors in developing expectations of future performance. These items affecting comparability do not represent the Company’s ongoing business operations. By providing the non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $809.4 million in the first nine months of fiscal 2010 compared to $539.0 million in the first nine months of fiscal 2009. The increase of $270.4 million was primarily due to the $61.8 million increase in net income as well as working capital changes between the two periods, the most significant of which occurred in accrued liabilities, accounts payable and inventory. Accrued liabilities provided cash of $118.0 million in the current period compared to $23.8 million in the prior fiscal year period, primarily due to higher bonus accruals in the current period, as well as the non-recurrence of a rent accrual reversal that occurred in fiscal 2009 in connection with the purchase of our corporate headquarters building. Accounts payable provided cash of $8.6 million in the current period, compared to a cash use of $70.6 million in the prior fiscal year period, due to the timing of payments. Inventory provided cash proceeds of $21.7 million in the current period compared to a cash use of $33.6 million in the prior fiscal year period, due to more tightly managed inventory levels in the current year and higher than normal inventory balances at the end of the third quarter of fiscal 2009.

Net cash used in investing activities was $257.7 million in the first nine months of fiscal 2010 compared to $229.3 million in the first nine months of fiscal 2009. The Company purchased investments totaling $204.9 million in the current fiscal year period with no similar purchases in the prior year. Fiscal 2009 investing outflows include the $103.3 million purchase of Coach’s corporate headquarters building. Additionally, purchases of property and equipment were $59.8 million lower in the current fiscal year period.

Net cash used in financing activities was $653.3 million in the first nine months of fiscal 2010 as compared to $449.3 million in the first nine months of fiscal 2009. The increase of $204.0 million was attributable to $246.2 million of incremental common stock repurchases and $71.5 million of payments of Company dividends, partially offset by $105.3 million more cash proceeds from share-based awards during the current fiscal year period.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2010 and fiscal 2009, there were no borrowings under the Bank of America facility. As of March 27, 2010 and June 27, 2009, there were no outstanding borrowings under the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts of the Bank of America facility and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At March 27, 2010, the commitment fee was 8 basis points and the LIBOR margin was 35 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since the facility’s inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion yen or approximately $44.3 million at March 27, 2010. Interest is based on the Tokyo Interbank Rate plus a margin of 30 basis points. During the first nine months of fiscal 2010 and fiscal 2009, the peak borrowings under these facilities were $0 and $14.4 million, respectively. As of March 27, 2010 and June 27, 2009, there were no outstanding borrowings under these facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited maintains a credit facility that allows a maximum borrowing of $10 million at March 27, 2010. Coach Shanghai pays a commitment fee of 10 basis points on the daily unused amount if the daily unused amount exceeds 60% of the total facility. Interest is based on the People's Bank of China rate plus 2%, per annum. During the first nine months of fiscal 2010 and fiscal 2009, the peak borrowings under these facilities were $7.5 million and $1.9 million, respectively. At March 27, 2010 and June 27, 2009, the Company had $0 and $7.5 million outstanding borrowings under this facility.

Common Stock Repurchase Program

On August 25, 2008, the Company’s Board approved a new common stock repurchase program to acquire up to $1 billion of Coach’s outstanding common stock through June 2010. Purchases of Coach stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first nine months of fiscal 2010 and fiscal 2009, the Company repurchased and retired 19.8 million and 20.2 million shares of common stock, respectively, at an average cost of $35.31 and $22.51 per share, respectively.

As of March 27, 2010, $9.6 million remained available for future repurchases under the existing program.

In April 2010, the Company’s Board authorized a new $1 billion share repurchase program for future share repurchases.

Liquidity and Capital Resources

The Company expects total capital expenditures for the fiscal year ending July 3, 2010 to be approximately $90 million to $100 million. Capital expenditures will be primarily for new stores in North America; Hong Kong and mainland China; and Japan. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2010, Coach purchased approximately $701 million of inventory, which was funded by operating cash flow.

In April 2010, the Company’s Board voted to increase the Company’s cash dividend to an expected annual rate of $0.60 per share starting with the dividend to be paid in July 2010. Quarterly payments of $0.075 per share were paid on the first Monday of each quarter during fiscal 2010.

Management believes that cash flow from continuing operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, dividend payments, scheduled debt payments and the common stock repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments, scheduled debt payments and the common stock repurchase program, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 27, 2009 are those that depend most heavily on these judgments and estimates. As of March 27, 2010, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

Accounting Standards Codification (“ASC”) 805-10, “Business Combinations,” requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805-10 changed the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. ASC 805-10 also includes expanded disclosure requirements. ASC 805-10 is applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. The Company has not had a business combination since adoption of this standard.

ASC 715-20, “Compensation – Retirement Benefits,” provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20 is effective for fiscal years ending after December 15, 2009. The Company does not expect the application of this ASC to have a material impact on the Company’s consolidated financial statements.

ASC 105, “Generally Accepted Accounting Principles,” states that the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the source of authoritative GAAP recognized by the FASB. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and nonauthoritative. This standard was effective for Coach’s financial statements beginning with the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ASC 820-10 was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009 and its adoption did not have a material impact on our consolidated financial statements.

ASC 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 27, 2010, as described in the note on Basis of Presentation and Organization.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments with respect to Coach Japan and Coach Canada. The use of derivative instruments is in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

Substantially all of Coach’s non-licensed product needs are purchased from independent manufacturers in countries other than the United States. These countries include China, India, Thailand, Vietnam, Peru, Ecuador, Italy, Malaysia, Philippines and Turkey. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan, Coach China and Coach Canada, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. The foreign currency contracts entered into by the Company have durations no greater than 12 months. As of March 27, 2010 and June 27, 2009, open foreign currency forward contracts designated as hedges with a notional amount of $61.6 million and $32.0 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan resulting from its $231.0 million U.S. dollar-denominated fixed rate intercompany loan from Coach. To manage this risk, on July 1, 2005, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a U.S. dollar fixed interest rate for a yen fixed interest rate. The loan matures July 2, 2010, at which point the swap requires an exchange of yen and U.S. dollar based principals.

The fair value of open foreign currency derivatives included in current liabilities at March 27, 2010 and June 27, 2009 was $45.5 million and $37.1 million, respectively. The fair value of these contracts is sensitive to changes in yen exchange rates as well as credit risk.

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

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At March 27, 2010 and June 27, 2009, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $204.9 million and $0, respectively. As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments. At March 27, 2010 and June 27, 2009, the Company’s investments, classified as available-for-sale, consisted of an auction rate security valued at $6.0 million. As the adjusted book value of an auction rate security equals its fair value, there were no unrealized gains or losses associated with this investment.

As of March 27, 2010, the Company had no outstanding borrowings on its revolving credit facilities. However, the fair value of any outstanding borrowings in the future may be impacted by fluctuations in interest rates.

As of March 27, 2010, Coach’s outstanding long-term debt, including the current portion, was $25.0 million. A hypothetical 10% change in the interest rate applied to the fair value of the Company’s debt would not have a material impact on earnings or cash flows.

ITEM 4.     Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of March 27, 2010.

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

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the third quarter of fiscal 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 7 (12/27/09 - 1/30/10)	2,184	$34.33	2,184	$334,645
Period 8 (1/31/10 - 2/27/10)	6,124	35.14	6,124	119,452
Period 9 (2/28/10 - 3/27/10)	2,953	37.19	2,953	9,625
Total	11,261		11,261

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
August 25, 2008	$ 1.0 billion	June 2010
April 20, 2010	$ 1.0 billion	June 2012

ITEM 6.         Exhibits

(a)	Exhibits

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 5, 2010