Form 10-K
period 2010-07-03
COACH INC
filed 2010-08-25
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 3, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 26, 2009 (the last business day of the most recently completed second fiscal quarter) was approximately $11.5 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 6, 2010, the Registrant had 297,406,007 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III, Items 10 – 14

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

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal year ending July 3, 2010 (“fiscal 2010”) was a 53-week period. The fiscal years ended June 27, 2009 (“fiscal 2009”) and June 28, 2008 (“fiscal 2008”) were each 52-week periods. The fiscal year ending July 2, 2011 (“fiscal 2011”) will be a 52-week period.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

See the Segment information note presented in the Notes to the Consolidated Financial Statements.

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

Multi-Channel International Distribution — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct-to-Consumer channel provides us with immediate, controlled access to consumers through Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China and the Internet. The Indirect channel provides us with access to consumers via wholesale department store and specialty store locations in over 20 countries.

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

PRODUCTS

Coach’s product offerings include handbags, women’s and men’s accessories, footwear, business cases, jewelry, wearables, sunwear, travel bags, fragrance and watches. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Handbags	63%	62%	62%
Accessories	28	29	29
All other products	9	9	9
Total	100%	100%	100%

Handbags — Handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base. In fiscal 2010, we introduced Poppy which offers a variety of fresh silhouettes with a youthful appeal, vibrant colors and accessible price points, targeting both new and existing customers. We also introduced additional lifestyle collections, of which the Kristin collection was the most notable.

Accessories — Accessories include women’s and men’s small leather goods, novelty accessories and women’s and men’s belts. Women’s small leather goods, which coordinate with our handbags, include money pieces, wristlets, and cosmetic cases. Men’s small leather goods consist primarily of wallets and card cases. Novelty accessories include time management and electronic accessories. Key rings and charms are also included in this category.

Footwear — Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. Footwear is distributed through select Coach retail stores, coach.com and over 950 U.S. department stores. Footwear sales are comprised primarily of women’s styles, which coordinate with Coach’s handbag collections.

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

Sunwear — Marchon Eyewear, Inc. (“Marchon”) has been Coach’s eyewear licensee since 2003. This collection is a collaborative effort from Marchon and Coach that combines the Coach aesthetic for fashion accessories with the latest fashion directions in sunglasses. Coach sunglasses are sold in Coach retail stores and coach.com, department stores, select sunglass retailers and optical retailers in major markets.

Travel Bags — The travel collections are comprised of luggage and related accessories, such as travel kits and valet trays.

Fragrance — Starting in the spring of 2010, Estée Lauder Companies Inc. (“Estée Lauder”), through its subsidiary, Aramis Inc., became Coach’s fragrance licensee. Fragrance is distributed through Coach retail stores, coach.com and over 1,500 U.S. department stores. Coach offers three women’s fragrance collections and one men’s fragrance. The women’s fragrance collections include eau de perfume spray, eau de toilette spray, purse spray, body lotion and body splashes.

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

Coach’s design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear, eyewear and fragrance) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

During fiscal 2008, the Company announced a new business initiative to drive brand creativity. This initiative has evolved into a brand of its own, Reed Krakoff, and is supported by a team of experienced designers and merchandisers and will encompass all women’s categories, with a focus on ready-to-wear, handbags, accessories, footwear and jewelry. Reed Krakoff, as a standalone brand separate from the Coach brand, will target the New American luxury market. We introduced the Reed Krakoff brand with store openings in North America and Japan in early fiscal 2011.

SEGMENTS

Coach operates in two reportable segments: Direct-to-Consumer and Indirect. The reportable segments represent channels of distribution that offer similar products, service and marketing strategies.

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog. This segment represented approximately 87% of Coach’s total net sales in fiscal 2010, with North American stores and the Internet, Coach Japan and Coach China contributing approximately 64%, 20% and 3% of total net sales, respectively.

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

The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Retail stores	342	330	297
Net increase vs. prior year	12	33	38
Percentage increase vs. prior year	3.6%	11.1%	14.7%
Retail square footage	929,580	893,037	795,226
Net increase vs. prior year	36,543	97,811	122,489
Percentage increase vs. prior year	4.1%	12.3%	18.2%
Average square footage	2,718	2,706	2,678

North American Factory Stores — Coach’s factory stores serve as an efficient means to sell manufactured-for-factory-store product, including factory exclusives, as well as discontinued and irregular inventory outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established outlet centers that are generally more than 40 miles from major markets.

Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand’s image. Through these factory stores, Coach targets value-oriented customers who would not otherwise buy the Coach brand. Prices are generally discounted from 10% to 50% below full retail prices.

The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Factory stores	121	111	102
Net increase vs. prior year	10	9	9
Percentage increase vs. prior year	9.0%	8.8%	9.7%
Factory square footage	548,797	477,724	413,389
Net increase vs. prior year	71,073	64,335	92,017
Percentage increase vs. prior year	14.9%	15.6%	28.6%
Average square footage	4,536	4,304	4,053

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. During fiscal 2009, we relaunched the coach.com website, to enhance the e-commerce shopping experience while reinforcing the image of the Coach brand. With approximately 59 million unique visits to the website in fiscal 2010, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

Coach Japan — Coach Japan operates department store shop-in-shop locations and freestanding flagship, retail and factory stores as well as an e-commerce website. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Japan.

The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Coach Japan locations	161	155	149
Net increase vs. prior year	6	6	12
Percentage increase vs. prior year	3.9%	4.0%	8.8%
Coach Japan square footage	293,441	280,428	259,993
Net increase vs. prior year	13,013	20,435	30,131
Percentage increase vs. prior year	4.6%	7.9%	13.1%
Average square footage	1,823	1,809	1,745

Coach China — Coach China operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Hong Kong and mainland China.

The following table shows the number of Coach China locations and their total and average square footage:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008(1)
Coach China locations	41	28	24
Net increase vs. prior year	13	4	8
Percentage increase vs. prior year	46.4%	16.7%	50.0%
Coach China square footage	78,887	52,671	44,504
Net increase vs. prior year	26,216	8,167	18,963
Percentage increase vs. prior year	49.8%	18.4%	74.2%
Average square footage	1,924	1,881	1,854

(1)	During fiscal 2008, these stores were operated by the ImagineX group.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains important to our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The Indirect segment represented approximately 13% of total net sales in fiscal 2010, with U.S. Wholesale and Coach International representing approximately 7% and 5% of total net sales, respectively. The Indirect segment also includes royalties earned on licensed product.

U.S. Wholesale — This channel offers access to Coach products to consumers who prefer shopping at department stores. Coach products are also available on macys.com, dillards.com and nordstrom.com. While overall U.S. department store sales have not increased over the last few years, the handbag and accessories category has remained strong, in large part due to the strength of the Coach brand. The Company continues to manage inventories in this channel given the highly promotional environment at point-of-sale.

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

Coach’s products are sold in approximately 940 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale’s), Dillard’s, Nordstrom, Lord and Taylor, Von Maur and Saks.

Coach International — This channel represents sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in over 20 countries. Coach’s current network of international distributors serves the following markets: South Korea, Taiwan, US & Territories, Mexico, Singapore, Saudi Arabia, Japan, Malaysia, Thailand, UAE, Australia, Greece, Hong Kong, France, Indonesia, Russia, Bahamas, Bahrain, China, India, Macau, New Zealand and Vietnam.

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

In mid-July 2010, Coach entered into an agreement with a key distributor to take control of our domestic retail businesses in Singapore and Malaysia. Coach currently expects to begin directly operating these markets in fiscal 2012 and fiscal 2013, respectively.

Additionally, subsequent to July 3, 2010, the Company finalized an agreement with an international partner to form a joint venture to expand the Coach International business in Europe. The Company currently anticipates retail sales through the joint venture to customers in Spain, Portugal, and the United Kingdom (including Great Britain and Ireland), with the first sales beginning in early fiscal 2011.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008(1)
International freestanding stores	53	44	37
International department store locations	93	81	83
Other international locations	36	34	23
Total international wholesale locations	182	159	143

(1)	Excludes 24 stores in fiscal 2008 that were part of the retail businesses operated by the ImagineX group in Hong Kong, Macau and mainland China.

Licensing — In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of July 3, 2010 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Watches	Movado	Spring ‘98	Worldwide	2015
Footwear	Jimlar	Spring ‘99	U.S.	2014
Eyewear	Marchon	Fall ‘03	Worldwide	2011
Fragrance	Estee Lauder	Spring ‘10	Worldwide	2015

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

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2010, consumer contacts increased 139% to over 392 million primarily driven by increased email communications. However, the Company continues to leverage marketing expenses by refining our marketing programs to increase productivity and optimize distribution. Total expenses related to consumer communications in fiscal 2010 were $61 million, representing less than 2% of net sales.

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

As part of Coach’s direct marketing strategy, the Company uses its database consisting of approximately 16 million active households in North America and 3.8 million active households in Japan. Email contacts and catalogs are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. During fiscal 2010, the Company sent approximately 286 million emails to strategically selected customers as we continue to evolve our internet outreach to maximize productivity while streamlining distribution. In fiscal 2010, the Company distributed approximately 3 million catalogs in Coach stores in North America, Japan, Hong Kong, Macau and mainland China. The growing number of visitors to the coach.com websites in the U.S., Canada and Japan provides an opportunity to increase the size of these databases.

During fiscal 2010, Coach launched informational websites in China, South Korea, Malaysia, Singapore, France, the United Kingdom, Spain, Mexico and Australia. In addition, the Company utilizes and continues to explore new technologies such as blogs and social networking websites, including Twitter and Facebook, as a cost effective consumer communication opportunity to increase on-line and store sales and build brand awareness.

The Company also runs national, regional and local advertising campaigns in support of its major selling seasons.

MANUFACTURING

While all of our products are manufactured by independent manufacturers, we nevertheless maintain control of the supply chain process from design through manufacture. We are able to do this by qualifying raw material suppliers and by maintaining sourcing and product development offices in Hong Kong, China, South Korea, India and Vietnam that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Over the last several years, we have increased the presence of our senior management at our manufacturers’ facilities to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2010, approximately 74% of Coach’s total net sales were generated from products introduced within the fiscal year. As the collections are seasonal and planned to be sold in stores for short durations, our production quantities are limited which lowers our exposure to excess and obsolete inventory.

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

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, United States, Italy, Hong Kong, India, Thailand, Vietnam, Peru, Philippines, Turkey, Ecuador, Great Britain, Macau and Malaysia. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. No one vendor currently provides more than approximately 10% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.

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

To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region while reducing costs. The Company also operates a distribution center, through a third-party, in Japan.

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

TRADEMARKS AND PATENTS

Coach owns all of the material trademark rights used in connection with the production, marketing and distribution of all of its products, both in the U.S. and in other countries in which the products are principally sold. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Major trademarks include Coach, Coach and lozenge design, Coach and tag design, Signature C design, Coach Op Art design and The Heritage Logo (Coach Leatherware Est. 1941). Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach’s products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

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

GOVERNMENT REGULATION

Most of Coach’s imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that Coach may import into the U.S. and other countries or may impact the cost of such products. Coach has not been restricted by quotas in the operation of its business and customs duties have not comprised a material portion of the total cost of its products. In addition, Coach is subject to foreign governmental regulation and trade restrictions, including retaliation against certain prohibited foreign practices, with respect to its product sourcing and international sales operations.

COMPETITION

The premium handbag and accessories industry is highly competitive. The Company mainly competes with European luxury brands as well as private label retailers, including some of Coach’s wholesale customers. Over the last several years the category has grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. The Company believes, however, that as a market leader we benefit from this increased competition as it drives consumer interest in this brand loyal category.

The Company further believes that there are several factors that differentiate us from our competitors, including but not limited to: distinctive newness, innovation and quality of our products, ability to meet consumer’s changing preferences and our superior customer service.

EMPLOYEES

As of July 3, 2010, Coach employed approximately 13,000 people, including both full and part time employees. Of these employees, approximately 4,400 and 6,600 were full time and part time employees, respectively, in the retail field in North America, Japan, Hong Kong, Macau, and mainland China. Approximately 60 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See the Segment Information note presented in the Notes to the Consolidated Financial Statements for geographic information.

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

The current uncertain economic conditions are having a significant negative impact on businesses around the world. Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, unemployment, consumer credit availability, fuel and energy costs, global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.

Demand for our products is significantly impacted by negative trends in consumer confidence and other economic factors affecting consumer spending behavior. The general economic conditions in the economy may continue to affect consumer purchases of our products for the foreseeable future and adversely impact our results of operations.

The growth of our business depends on the successful execution of our growth strategies, including our efforts to expand internationally.

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

Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We currently plan to open additional Coach stores in China, and we have entered into strategic agreements with various partners to expand our operations in Europe and to take control of certain of our retail operations in the Asia-Pacific region. We do not yet have significant experience operating in these countries, and in many of them we face established competitors. Many of these countries have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, and local reporting or legal requirements.

Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. In many of these countries, there is significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

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

We operate on a global basis, with approximately 30% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

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

To minimize the impact on earnings of foreign currency rate movements, we monitor our foreign currency exposure in Japan and Canada through foreign currency hedging of our subsidiaries’ U.S. dollar-denominated inventory purchases, as well as Coach Japan’s U.S. dollar-denominated intercompany loan. We cannot ensure, however, that these hedges will succeed in offsetting any negative impact of foreign currency rate movements.

A downturn in the economy could affect consumer purchases of luxury items and adversely affect our business.

Many factors affect the level of consumer spending in the premium handbag and accessories market, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary luxury items, such as Coach products, tend to decline during recessionary periods, when disposable income is lower. A downturn or a worsening of the current conditions in the economies in which Coach sells its products may adversely affect Coach’s sales.

Our business is subject to the risks inherent in global sourcing activities.

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of raw materials,
•	compliance with labor laws and other foreign governmental regulations,
•	compliance with our Global Business Practices,
•	disruptions or delays in shipments,
•	loss or impairment of key manufacturing sites,

•	product quality issues,
•	political unrest, and
•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

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

Our quarterly cash dividend is currently $0.15 per common share. The dividend program requires the use of a modest portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. Further, there is proposed tax legislation that may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

Provisions in Coach’s charter and bylaws, Maryland law or its “poison pill” may delay or prevent an acquisition of Coach by a third party.

Coach’s charter and bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire Coach without the consent of Coach’s Board. Coach’s charter permits its Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that Coach has the authority to issue. In addition, Coach’s Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although Coach’s Board has no intention to do so at the present time, it could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for Coach’s common stock or otherwise be in the best interest of Coach’s stockholders.

On May 3, 2001 Coach declared a “poison pill” dividend distribution of rights to buy additional common stock to the holder of each outstanding share of Coach’s common stock. Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of Coach’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of Coach stock at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2010, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

Coach’s bylaws can only be amended by Coach’s Board. Coach’s bylaws also provide that nominations of persons for election to Coach’s Board and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by Coach’s Board or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of Coach’s bylaws. Also, under Maryland law, business combinations, including issuances of equity securities, between Coach and any person who beneficially owns 10% or more of Coach’s common stock or an affiliate of such person are prohibited for a five-year period, beginning on the date such person last becomes a 10% stockholder, unless exempted in accordance with the statute. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless some conditions are met or the business combination is exempted by Coach’s Board.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of July 3, 2010. The majority of the properties are leased, with the leases expiring at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	850,000
New York, New York	Corporate, sourcing and product development	385,000	(1)
Carlstadt, New Jersey	Corporate and product development	65,000
Tokyo, Japan	Coach Japan regional management	32,000
Dongguan, China	Sourcing, quality control and product development	27,000
Shanghai, China	Coach China regional management	22,000
Hong Kong	Coach Hong Kong regional management	9,000
Hong Kong	Sourcing and quality control	6,000
Beijing, China	Coach China regional management	3,000
Seoul, South Korea	Sourcing	3,000
Long An, Vietnam	Sourcing and quality control	1,000
Chennai, India	Sourcing and quality control	600

(1)	Includes 250,000 square feet in Coach owned buildings. During fiscal 2009, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126.3 million.

As of July 3, 2010, Coach also occupied 342 retail and 121 factory leased stores located in North America, 161 Coach-operated department store shop-in-shops, retail stores and factory stores in Japan and 41 Coach-operated department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China. These leases expire at various times through 2024. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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

	Fiscal Year Ended 2010
	High		Low
Quarter ended:
September 26, 2009	$33.49		$23.40
December 26, 2009	37.07		30.95
March 27, 2010	40.31		33.97
July 3, 2010	44.32		35.77
Closing price at July 2, 2010		$35.77

	Fiscal Year Ended 2009
	High		Low
Quarter ended:
September 27, 2008	$31.11		$24.69
December 27, 2008	24.97		13.41
March 28, 2009	21.96		11.70
June 27, 2009	28.28		16.33
Closing price at June 26, 2009		$26.93

	Fiscal Year Ended 2008
	High		Low
Quarter ended:
September 29, 2007	$50.70		$41.46
December 29, 2007	47.42		30.41
March 29, 2008	32.64		24.62
June 28, 2008	37.45		29.29
Closing price at June 27, 2008		$29.29

As of August 6, 2010, there were 3,553 holders of record of Coach’s common stock.

In fiscal 2010, a dividend of $0.075 per share, was paid on June 29, 2009, September 28, 2009, December 28, 2009 and March 29, 2010. In fiscal 2009 and fiscal 2008, the Company did not pay any cash dividends. In April 2010, Coach’s Board voted to increase the Company’s cash dividend to an expected annual rate of $0.60 per share starting with the dividend paid on July 6, 2010. Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.

Performance Graph

The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “peer group” companies listed below over the five-fiscal-year period ending July 2, 2010, the last trading day of Coach’s most recent fiscal year. Coach’s “peer group,” as determined by management, consists of:

•	Ann Taylor Stores Corporation,
•	Kenneth Cole Productions, Inc.,
•	Polo Ralph Lauren Corporation,
•	Tiffany & Co.,
•	Talbots, Inc., and
•	Williams-Sonoma, Inc.

	Jul-05	Jun-06	Jun-07	Jun-08	Jun-09	Jul-10
COH	100.00	79.97	144.70	105.95	77.59	104.19
Peer Group	100.00	100.90	128.19	93.16	55.02	82.60
S&P 500	100.00	104.74	131.72	123.26	84.78	94.25

The graph assumes that $100 was invested on July 1, 2005 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a “Peer Group” index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Stock Repurchase Program

The Company’s share repurchases during the fourth quarter of fiscal 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in thousands, except per share data)
Period 10 (3/28/10 – 5/1/10)	1,487	43.17	1,487	945,449
Period 11 (5/2/10 – 5/29/10)	4,453	40.73	4,453	764,071
Period 12 (5/30/10 – 7/3/10)	4,921	41.54	4,921	559,627
Total	10,861		10,861

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
August 25, 2008	$1.0 billion	June 2010
April 20, 2010	$1.0 billion	June 2012

ITEM 6. SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 3, 2010 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	July 3, 2010	June 27, 2009(2)	June 28, 2008(2)	June 30, 2007(3)	July 1, 2006
Consolidated Statements of Income:
Net sales	$3,607,636	$3,230,468	$3,180,757	$2,612,456	$2,035,085
Gross profit	2,633,691	2,322,610	2,407,103	2,022,986	1,581,567
Selling, general and administrative expenses	1,483,520	1,350,697	1,259,974	1,029,589	866,860
Operating income	1,150,171	971,913	1,147,129	993,397	714,707
Interest income, net	1,757	5,168	47,820	41,273	32,623
Income from continuing operations	734,940	623,369	783,039	636,529	463,840
Income from continuing operations:
Per basic share	$2.36	$1.93	$2.20	$1.72	$1.22
Per diluted share	2.33	1.91	2.17	1.69	1.19
Weighted-average basic shares outstanding	311,413	323,714	355,731	369,661	379,635
Weighted-average diluted shares outstanding	315,848	325,620	360,332	377,356	388,495
Dividends declared per common share(4)	0.375	0.075	—	—	—
Consolidated Percentage of Net Sales Data:
Gross margin	73.0%	71.9%	75.7%	77.4%	77.7%
Selling, general and administrative expenses	41.1%	41.8%	39.6%	39.4%	42.6%
Operating margin	31.9%	30.1%	36.1%	38.0%	35.1%
Income from continuing operations	20.4%	19.3%	24.6%	24.4%	22.8%
Consolidated Balance Sheet Data:
Working capital	$773,605	$936,757	$908,277	$1,309,299	$608,152
Total assets	2,467,115	2,564,336	2,247,353	2,426,611	1,602,014
Cash, cash equivalents and investments	702,398	806,362	706,905	1,185,816	537,565
Inventory	363,285	326,148	318,490	267,779	208,476
Long-term debt	24,159	25,072	2,580	2,865	3,100
Stockholders’ equity	1,505,293	1,696,042	1,490,375	1,888,499	1,165,274
Coach Operated Store Data:(5)
North American retail stores	342	330	297	259	218
North American factory stores	121	111	102	93	86
Coach Japan locations	161	155	149	137	118
Coach China locations	41	28	24	16	10
Total stores open at fiscal year-end	665	624	572	505	432
North American retail stores	929,580	893,037	795,226	672,737	562,553
North American factory stores	548,797	477,724	413,389	321,372	281,787
Coach Japan locations	293,441	280,428	259,993	229,862	194,375
Coach China locations	78,887	52,671	44,504	25,541	14,240
Total store square footage at fiscal year-end	1,850,705	1,703,860	1,513,112	1,249,512	1,052,955
Average store square footage at fiscal year-end:
North American retail stores	2,718	2,706	2,678	2,597	2,581
North American factory stores	4,536	4,304	4,053	3,456	3,277
Coach Japan locations	1,823	1,809	1,745	1,678	1,647
Coach China locations	1,924	1,881	1,854	1,596	1,424

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal year 2010 was a 53-week year. Fiscal years 2009, 2008, 2007 and 2006 were each 52-week years.

(2)	During fiscal 2009 and fiscal 2008, the Company recorded certain items which affect the comparability of our results. The following tables reconcile the as reported results to such results excluding these items. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about these items.

	Fiscal 2009
	SG&A	Operating Income	Interest Income, net	Income from Continuing Operations
				Amount	Per Diluted Share
As Reported:	$1,350,697	$971,913	$5,168	$623,369	$1.91
Excluding items affecting comparability	(28,365)	28,365	(2,012)	(1,241)	0.00
Adjusted:	$1,322,332	$1,000,278	$3,156	$622,128	$1.91

	Fiscal 2008
	SG&A	Operating Income	Interest Income, net	Income from Continuing Operations
				Amount	Per Diluted Share
As Reported:	$1,259,974	$1,147,129	$47,820	$783,039	$2.17
Excluding items affecting comparability	(32,100)	32,100	(10,650)	(41,037)	(0.11)
Adjusted:	$1,227,874	$1,179,229	$37,170	$742,002	$2.06
(3)	During fiscal 2007, the Company exited its corporate accounts business. See the Discontinued Operations note presented in the Notes to the Consolidated Financial Statements for further information.
(4)	During the fourth quarter of fiscal 2009, the Company initiated a cash dividend at an annual rate of $0.30 per share. The first quarterly payment of $0.075 per common share, or approximately $23.8 million was made on June 29, 2009 (the first business day of fiscal 2010). Subsequent payments of approximately $23.9 million, $23.7 million and $22.9 million were made on September 28, 2009, December 28, 2009 and March 29, 2010, respectively. During the fourth quarter of fiscal 2010, the Company increased the cash dividend to an expected annual rate of $0.60 per share. The first increased quarterly payment of $0.15 per common share, or approximately $44.8 million, was made on July 6, 2010 (the first business day of fiscal 2011).
(5)	During fiscal 2009, the Company acquired its domestic retail businesses in Hong Kong, Macau and mainland China from its former distributor, the ImagineX group. Prior to the acquisitions, these locations were operated by the ImagineX group. See the Acquisitions note presented in the Notes to the Consolidated Financial Statements.

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

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end we are focused on five key initiatives:

•	Build market share in the North American women’s accessories market. As part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to continue to leverage our leadership position in the market.
•	Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We currently plan to open approximately 10 new retail stores in fiscal 2011, the majority of which will be in new markets for Coach freestanding stores. The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace.
•	Build market share in the Japanese and North American Men’s market. We have implemented a number of initiatives to elevate our men’s product offering through image-enhancing and accessible locations.
•	Raise brand awareness and build market share in emerging markets, notably in China, where our brand awareness is increasing and the category is developing rapidly. We opened our first mainland China flagship store in April 2010 and currently plan to open about 30 new locations in mainland China in fiscal 2011.
•	Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 locations in total. We currently plan to open approximately seven net new locations in Japan in fiscal 2011.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the current macroeconomic environment, while stabilizing, has created a challenging retail market in which consumers, notably in North America and Japan, are still cautious. The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which reduces our reliance upon our full-price U.S. business. With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage our business to take advantage of profitable growth opportunities while returning cash to shareholders through common stock repurchases and dividends.

FISCAL 2010 HIGHLIGHTS

The key metrics of fiscal 2010 were:

•	Earnings per diluted share rose 21.5% to $2.33. Excluding items affecting comparability in fiscal 2009, earnings per diluted share increased 21.8%.
•	Net sales increased 11.7% to $3.61 billion. The 53rd week in fiscal 2010 contributed approximately $70 million of additional net sales.
•	Direct-to-consumer sales rose 15.7% to $3.16 billion.
•	Comparable sales in Coach’s North American stores increased 3.5%, primarily due to improved conversion.
•	In North America, Coach opened 12 net new retail stores and 10 new factory stores, bringing the total number of retail and factory stores to 342 and 121, respectively, at the end of fiscal 2010. We also expanded five factory stores in North America.
•	Coach Japan opened six net new locations, bringing the total number of locations at the end of fiscal 2010 to 161. In addition, we expanded two locations.
•	Coach China results continued to be strong with double-digit growth in comparable stores and channel profitability and total retail sales in excess of $100 million. At the end of fiscal 2010, we had a total of 41 locations.
•	Coach’s Board voted to increase the Company’s cash dividend to an expected annual rate of $0.60 per share starting with the dividend paid on July 6, 2010.

FISCAL 2010 COMPARED TO FISCAL 2009

The following table summarizes results of operations for fiscal 2010 compared to fiscal 2009:

	Fiscal Year Ended
	July 3, 2010		June 27, 2009		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,607.6	100.0%	$3,230.5	100.0%	$377.2	11.7%
Gross profit	2,633.7	73.0	2,322.6	71.9	311.1	13.4
Selling, general and administrative expenses	1,483.5	41.1	1,350.7	41.8	132.8	9.8
Operating income	1,150.2	31.9	971.9	30.1	178.3	18.3
Interest income, net	1.8	0.0	5.2	0.2	(3.4)	(66.0)
Provision for income taxes	417.0	11.6	353.7	10.9	63.3	17.9
Net income	734.9	20.4	623.4	19.3	111.6	17.9
Net Income per share:
Basic	$2.36		$1.93		$0.43	22.6%
Diluted	$2.33		$1.91		$0.41	21.5%

Net Sales

The following table presents net sales by operating segment for fiscal 2010 compared to fiscal 2009:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net Sales
	July 3, 2010	June 27, 2009	Rate of Change	July 3, 2010	June 27, 2009
	(dollars in millions)		(FY10 vs. FY09)
Direct-to-Consumer	$3,155.8	$2,726.9	15.7%	87.5%	84.4%
Indirect	451.8	503.6	(10.3)	12.5	15.6
Total net sales	$3,607.6	$3,230.5	11.7%	100.0%	100.0%

Direct-to-Consumer — Net sales increased 15.7% to $3.16 billion during fiscal 2010 from $2.73 billion during fiscal 2009, driven by sales increases in our Company-operated stores in North America and China. The net sales increase was also driven by an additional week of sales, which represented approximately $62 million.

Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from coach.com. Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by 15.0% or more are also excluded from the comparable store base until the first anniversary of their reopening. Stores that are closed for renovations are removed from the comparable store base.

In North America, net sales increased 16.1% driven by sales from new and expanded stores and by a 3.5% increase in comparable store sales. During fiscal 2010, Coach opened 12 net new retail stores and 10 net new factory stores, and expanded five factory stores in North America. In Japan, net sales increased 7.8% driven by an approximately $51.9 million or 7.8% positive impact from foreign currency exchange. During fiscal 2010, Coach opened six net new locations and expanded two locations in Japan. The remaining change in net sales is attributable to Coach China, primarily as a result of the full year impact of the acquisitions of our retail businesses in Hong Kong, Macau and mainland China, new stores opened during fiscal 2010 and comparable store sales.

Indirect — Net sales decreased 10.3% driven primarily by a 18.2% decrease in U.S. wholesale as the Company continued to control shipments into U.S. department stores in order to manage customer inventory levels due to a weak sales environment. The net sales decrease was partially offset by an additional week of sales, which represented approximately $8 million. We continue to experience better performance with international locations catering to indigenous consumers, where the brand is gaining recognition, whereas the Company’s travel business has experienced weakness, as it is heavily dependent on the Japanese traveler. Licensing revenue of approximately $19.2 million and $19.5 million in fiscal 2010 and fiscal 2009, respectively, is included in Indirect sales.

Operating Income

Operating income increased 18.3% to $1.15 billion in fiscal 2010 as compared to $971.9 million in fiscal 2009. Excluding items affecting comparability of $28.4 million in fiscal 2009, operating income increased 15.0% from $1.00 billion. Operating margin increased to 31.9% as compared to 30.1% in the prior year, as gross margin increased while selling, general, and administrative (“SG&A”) expenses declined as a percentage of sales. Excluding items affecting comparability, operating margin was 31.0% in fiscal 2009.

Gross profit increased 13.4% to $2.63 billion in fiscal 2010 from $2.32 billion in fiscal 2009. Gross margin was 73.0% in fiscal 2010 as compared to 71.9% during fiscal 2009. The change in gross margin was driven primarily by lower manufacturing costs and product mix. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates and fluctuations in material costs. These factors among others may cause gross profit to fluctuate from year to year.

SG&A expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan and Coach China operating expenses. These expenses are affected by the number of Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, and consulting and software expenses. SG&A expenses increase as the number of Coach-operated stores increase, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

During fiscal 2010, SG&A expenses increased 9.8% to $1.48 billion, compared to $1.35 billion in fiscal 2009. Excluding items affecting comparability of $28.4 million in fiscal 2009, SG&A expenses were $1.32 billion. As a percentage of net sales, SG&A expenses were 41.1% and 41.8% during fiscal 2010 and fiscal 2009, respectively. Excluding items affecting comparability during fiscal 2009, selling general and administrative expenses as a percentage of net sales were 40.9%. Overall SG&A expenses increased primarily from higher administrative expenses driven by performance-based compensation and a prior year reversal of a straight-line rent accrual, resulting from the purchase of our corporate headquarters building, that did not recur in fiscal 2010.

Selling expenses were $1.05 billion, or 29.1% of net sales, in fiscal 2010 compared to $981.5 million, or 30.4% of net sales, in fiscal 2009. Excluding items affecting comparability during fiscal 2009 of $5.0 million related to the planned closure of four underperforming stores during the stores lease terms, selling expenses were $976.5 million, representing 30.2% of net sales. The dollar increase in selling expenses was primarily due to an increase in operating expenses of North American stores and Coach China. The increase in North American store expenses was primarily attributable to expenses from new and expanded stores opened during fiscal 2010 and the incremental expense associated with having a full year of expenses related to stores opened in the prior year. Coach China and North American store expenses as a percentage of sales decreased primarily attributable to operating efficiencies achieved since the end of the fiscal 2009. The increase in Coach Japan operating expenses was driven primarily by the impact of foreign currency exchange rates which increased reported expenses by approximately $22.0 million.

Advertising, marketing, and design costs were $179.4 million, or 5.0% of net sales, in fiscal 2010, compared to $163.6 million, or 5.1% of net sales, during fiscal 2009. The increase was primarily due to new design expenditures for the Reed Krakoff brand, with expected introductions in fiscal year 2011, partly offset by controlled sample making expenses.

Distribution and consumer service expenses were $48.0 million, or 1.3% of net sales, in fiscal 2010, compared to $52.2 million, or 1.6%, in fiscal 2009. The decrease in expenses was primarily the result of fiscal 2009 cost savings initiatives and process improvements.

Administrative expenses were $204.0 million, or 5.7% of net sales, in fiscal 2010 compared to $153.4 million, or 4.7% of net sales, during fiscal 2009. Excluding items affecting comparability of $23.4 in fiscal 2009, expenses were $130.0 million, representing 4.0% of net sales. The increase in administrative expenses was primarily due to higher performance-based and share-based compensation. Also during fiscal 2009, the Company reversed straight-line rent accruals resulting from the purchase of our corporate headquarters building during the lease period.

Interest Income, Net

Net interest income was $1.8 million in fiscal 2010 compared to $5.2 million in fiscal 2009. Excluding items affecting comparability of $2.0 million in fiscal 2009, net interest income was $3.2 million. The decrease is attributable to lower returns on our investments due to lower interest rates.

Provision for Income Taxes

The effective tax rate was 36.2% in both fiscal 2010 and fiscal 2009. In the fourth quarter of fiscal 2009, the Company recorded a benefit of $16.8 million primarily related to favorable settlements of tax return examinations and certain other tax accounting adjustments. Excluding these benefits, the effective tax rate was 38.0% in fiscal 2009.

Net Income

Net income was $734.9 million in fiscal 2010 compared to $623.4 million in fiscal 2009. Excluding items affecting comparability of $1.2 million in fiscal 2009, net income was $622.1 million in fiscal 2009. The increase was primarily due to operating income improvement partially offset by a higher provision for income taxes.

FISCAL 2009 COMPARED TO FISCAL 2008

The following table summarizes results of operations for fiscal 2009 compared to fiscal 2008:

	Fiscal Year Ended
	June 27, 2009		June 28, 2008		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,230.5	100.0%	$3,180.8	100.0%	$49.7	1.6%
Gross profit	2,322.6	71.9	2,407.1	75.7	(84.5)	(3.5)
Selling, general and administrative expenses	1,350.7	41.8	1,260.0	39.6	90.7	7.2
Operating income	971.9	30.1	1,147.1	36.1	(175.2)	(15.3)
Interest income, net	5.2	0.2	47.8	1.5	(42.7)	(89.2)
Provision for income taxes	353.7	10.9	411.9	13.0	(58.2)	(14.1)
Income from continuing operations	623.4	19.3	783.0	24.6	(159.7)	(20.4)
Income from discontinued operations, net of taxes	—	0.0	0.0	0.0	(0.0)	(100.0)
Net income	623.4	19.3	783.1	24.6	(159.7)	(20.4)
Net Income per share:
Basic
Continuing operations	$1.93		$2.20		$(0.28)	(12.5)%
Discontinued operations	—		0.00		(0.00)	(100.0)
Net income	1.93		2.20		(0.28)	(12.5)
Diluted
Continuing operations	$1.91		$2.17		$(0.26)	(11.9)%
Discontinued operations	—		0.00		(0.00)	(100.0)
Net income	1.91		2.17		(0.26)	(11.9)

Net Sales

The following table presents net sales by operating segment for fiscal 2009 compared to fiscal 2008:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net Sales
	June 27, 2009	June 28, 2008	Rate of Change	June 27, 2009	June 28, 2008
	(dollars in millions)		(FY09 vs. FY08)
Direct-to-Consumer	$2,726.9	$2,557.9	6.6%	84.4%	80.4%
Indirect	503.6	622.9	(19.2)	15.6	19.6
Total net sales	$3,230.5	$3,180.8	1.6%	100.0%	100.0%

In connection with the acquisitions of the retail businesses in Hong Kong, Macau and mainland China, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, fiscal 2008 comparable sales have been reclassified to conform to the current year presentation.

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

Operating Income

Operating income decreased 15.3% to $971.9 million in fiscal 2009 as compared to $1.15 billion in fiscal 2008. Excluding items affecting comparability of $28.4 million and $32.1 million in fiscal 2009 and fiscal 2008, respectively, operating income decreased 15.2% to $1.00 billion in fiscal 2009 as compared to $1.18 billion in fiscal 2008. Operating margin decreased to 30.1% as compared to 36.1% in the prior year, as gross margin declined while SG&A expenses increased. Excluding items affecting comparability, operating margin was 31.0% and 37.1% in fiscal 2009 and fiscal 2008, respectively.

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

FISCAL 2009 AND FISCAL 2008 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

Non-GAAP Measures

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income, interest income, net, provision for income taxes, income from continuing operations, net income and earnings per diluted share from continuing operations in both fiscal 2009 and fiscal 2008 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these fiscal years to exclude the impact of these items.

These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s primary internal financial reporting excluded these items affecting comparability. In addition, the compensation committee of the Company’s Board used these non-GAAP measures when setting and assessing achievement of incentive compensation goals.

We believe these non-GAAP measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. In addition, we believe excluding the items affecting comparability assists investors in developing expectations of future performance. These items affecting comparability do not represent the Company’s direct, ongoing business operations. By providing the non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	Fiscal Year Ended
	(dollars in millions, except per share data)
	June 27, 2009	June 28, 2008
Operating income
Cost savings measures	$(13.4)	$—
Charitable foundation contribution	(15.0)	(20.0)
Non-recurring variable expense	—	(12.1)
Total Operating income impact	$(28.4)	$(32.1)
Interest Income, net
Tax-related interest adjustments	$2.0	$10.7
Total Interest income, net impact	$2.0	$10.7
Provision for income taxes
Cost savings measures	$(5.1)	$—
Charitable foundation contribution	(5.7)	(7.8)
Tax adjustments	(16.8)	(50.0)
Non-recurring variable expense	—	(4.7)
Total Provision for income taxes impact	$(27.6)	$(62.5)
Net income
Cost savings measures	$(8.3)	$—
Charitable foundation contribution	(9.3)	(12.2)
Tax adjustments	18.8	60.6
Non-recurring variable expense	—	(7.4)
Total Net income impact	$1.2	$41.0
Diluted earnings per share
Cost savings measures	$(0.03)	$—
Charitable foundation contribution	(0.03)	(0.03)
Tax adjustments	0.06	0.17
Non-recurring variable expense	—	(0.02)
Total Diluted earnings per share impact	$0.00	$0.11

Fiscal 2009 Items

Cost Savings Measures

During the third quarter of fiscal 2009, the Company recorded a charge of $13.4 million, related to cost savings initiatives. These initiatives included the elimination of approximately 150 positions from the Company’s corporate offices in New York, New Jersey and Jacksonville, the closure of four underperforming retail stores and the closure of Coach Europe Services, the Company’s sample-making facility in Italy. Prior to these cost savings measures in fiscal 2009, the Company had no recent past history of similar elimination of positions, closure of facilities, or closure of underperforming stores during the stores’ lease terms.

Charitable Contribution and Tax Adjustments

During the fourth quarter of fiscal 2009, the Company decreased the provision for income taxes by $16.8 million and increased interest income by $2.0 million, primarily as a result of a favorable settlement of a multi-year tax return examination and other tax accounting adjustments. The underlying events and circumstances for the tax settlement and adjustments were not related to the fiscal 2008 settlement. The Company used the net income favorability to contribute $15.0 million to the Coach Foundation. The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting foundation funding needed to be adjusted. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated and paid for fiscal 2009.

Fiscal 2008 Items

Charitable Contribution and Tax Adjustments

During the fourth quarter of fiscal 2008, the Company decreased the provision for income taxes by $50.0 million and increased interest income by $10.7 million, primarily as a result of a favorable settlement of a tax return examination. The underlying events and circumstances for the tax settlement were not related to the fiscal 2009 settlement. The Company used the net income favorability to create the Coach Foundation. The Company recorded an initial contribution to the Coach Foundation in the amount of $20.0 million. The Company believed that in order to reflect the direct results of the business operations as was done for executive management incentive compensation, both the tax adjustments and the resulting foundation funding needed to be adjusted.

Variable Expenses

As a result of the higher interest income, net (related to the tax settlements) and lower income tax provision, the Company incurred additional incentive compensation expense of $12.1 million, as a portion of the Company’s incentive compensation plan is based on net income and earnings per share. Incremental incentive compensation driven by tax settlements of this magnitude is unlikely to recur in the near future as the Company has modified its incentive compensation plans during fiscal 2009 to be measured exclusive of any unusual accounting adjustments. The Company believes excluding these variable expenses, which were directly linked to the tax settlements, assists investors in evaluating the Company’s direct, ongoing business operations.

Currency Fluctuation Effects

Percentage increases and decreases in sales in fiscal 2010 and fiscal 2009 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating foreign-denominated sales into U.S. dollars and compared to the same period in the prior fiscal year.

We believe that presenting Coach Japan sales increases and decreases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on this valuable performance measure of significant year-over-year currency fluctuations.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $990.9 million in fiscal 2010 compared to $809.2 million in fiscal 2009. The increase of $181.7 million was primarily due to the $111.6 million increase in net income as well as working capital changes between the two periods, the most significant of which occurred in accrued liabilities, accounts payable and inventories. Accrued liabilities provided cash of $68.1 million in fiscal 2010 compared to a cash use of $32.1 million in fiscal 2009, primarily due to higher bonus accruals in the current year, as well as the non-recurrence of a rent accrual reversal that occurred in fiscal 2009 in connection with the purchase of our corporate headquarters building. Accounts payable provided cash of $1.0 million in fiscal 2010, compared to a cash use of $37.0 million in fiscal 2009, due to timing of payments. Changes in inventory balances year over year resulted in a cash use of $33.9 million for fiscal 2010 compared to a cash source of $4.1 million in fiscal 2009, primarily due to higher inventory levels at the current year end to support store expansion domestically and internationally.

Net cash used in investing activities was $182.2 million in fiscal 2010 compared to $264.7 million in fiscal 2009. Purchases of investments and proceeds from their maturities and sales resulted in a net cash outflow in fiscal 2010 of $99.9 million. The company did not have similar investment activity in fiscal 2009. During fiscal 2009 the company used cash of $103.3 million in connection with the purchase of its corporate headquarters building, with no similar transaction occurring in fiscal 2010. Additionally, purchases of property and equipment were $55.9 million lower in the current fiscal year, driven by the timing of certain projects.

Net cash used in financing activities was $1,019.9 million in fiscal 2010 as compared to $440.1 million in fiscal 2009. The increase of $579.8 million was primarily attributable to $696.2 million of incremental common stock repurchases and $94.3 million of payments of Company dividends, partially offset by $197.6 million higher cash proceeds from share-based compensation awards during the current fiscal year.

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100 million revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request and lenders’ consent, the Bank of America facility can be expanded to $200 million. The facility can also be extended for two additional one-year periods, at Coach’s request and lenders’ consent.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2010 and fiscal 2009 there were no borrowings under the Bank of America facility. Accordingly, as of July 3, 2010 and June 27, 2009, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of July 3, 2010 was $90.0 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At July 3, 2010, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion Yen, or approximately $46.7 million, at July 3, 2010. Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points. During fiscal 2010 and fiscal 2009, the peak borrowings under the Japanese credit facilities were $0 million and $14.4 million, respectively. As of July 3, 2010 and June 27, 2009, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 67 million Renminbi, or approximately $10 million at July 3, 2010. Interest is based on the People’s Bank of China rate. During both fiscal 2010 and fiscal 2009, the peak borrowings under this credit facility were $7.5 million. At July 3, 2010 and June 27, 2009, there were $0 and $7.5 million outstanding borrowings under this facility.

Common Stock Repurchase Program

In April 2010, the Company completed its $1.0 billion common stock repurchase program, which was put into place in August 2008. In April 2010, the Company’s Board approved a new common stock repurchase program to acquire up to $1.0 billion of Coach’s outstanding common stock through June 2012. Purchases of Coach stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2010 and fiscal 2009, the Company repurchased and retired 30.7 million and 20.2 million shares of common stock, respectively, at an average cost of $37.48 and $22.51 per share, respectively. As of July 3, 2010, $559.6 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

In fiscal 2010, total capital expenditures were $81.1 million and related primarily to new stores in North America and Japan which accounted for approximately $30.5 million and $4.8 million, respectively, of total capital expenditures. Approximately $9.8 million related to investments in new stores and corporate infrastructure in Hong Kong and mainland China. Spending on department store renovations and distributor locations accounted for approximately $9.2 million of the total capital expenditures. The remaining capital expenditures related to corporate systems and infrastructure. These investments were financed from on hand cash, operating cash flows and by using funds from the revolving credit facility maintained by Coach Shanghai Limited.

For the fiscal year ending July 2, 2011, the Company expects total capital expenditures to be approximately $150 million. Capital expenditures will be primarily for new stores in North America, Japan, Hong Kong, Macau and mainland China. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2010, Coach purchased approximately $1.0 billion of inventory, which was primarily funded by on hand cash and operating cash flows.

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

Commitments

At July 3, 2010, the Company had letters of credit available of $275.0 million, of which $147.4 million were outstanding. These letters of credit, which expire at various dates through 2013, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Contractual Obligations

As of July 3, 2010, Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(amounts in millions)
Capital expenditure commitments(1)	$1.6	$1.6	$—	$—	$—
Inventory purchase obligations(2)	166.6	166.6	—	—	—
Long-term debt, including the current portion(3)	28.1	1.8	25.3	1.0	—
Operating leases	922.7	137.9	251.0	205.5	328.3
Total	$1,119.0	$307.9	$276.3	$206.5	$328.3

(1)	Represents the Company’s legally binding agreements related to capital expenditures.
(2)	Represents the Company’s legally binding agreements to purchase finished goods.
(3)	Amounts presented include interest payment obligations.

The table above excludes the following: amounts included in current liabilities, other than the current portion of long-term debt, in the Consolidated Balance Sheet at July 3, 2010 as these items will be paid within one year; long-term liabilities not requiring cash payments, such as deferred lease incentives; and cash contributions for the Company’s pension plans. The Company intends to contribute approximately $0.4 million to its pension plans during the next year. The above table also excludes reserves recorded in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance for accounting for uncertainty in income taxes which has been codified within Accounting Standards Codification (“ASC”) 740, as we are unable to reasonably estimate the timing of future cash flows related to these reserves.

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading or speculative purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $2.2 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments began in July 2009, with the final payment of $21.6 million due in June 2013. As of July 3, 2010, the remaining balance on the mortgage was $22.7 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. The development and selection of the Company’s critical accounting policies and estimates are periodically reviewed with the Audit Committee of the Board.

The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could affect the financial statements. For more information on Coach’s accounting policies, please refer to the Notes to Consolidated Financial Statements.

Income Taxes

The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which Coach operates. Deferred tax assets are reported at net realizable value, as determined by management. Significant management judgment is required in determining the effective tax rate, in evaluating our tax positions and in determining the net realizable value of deferred tax assets. In accordance with ASC 740-10, the Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Tax authorities periodically audit the Company’s income tax returns. Management believes that our tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. A change in our tax positions or audit settlements could have a significant impact on our results of operations. For further information about income taxes, see the Income Taxes note presented in the Notes to the Consolidated Financial Statements.

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At July 3, 2010, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of goods sold.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and other indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2010, fiscal 2009 or fiscal 2008.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually and whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company recorded an impairment loss in fiscal 2009 of $1.5 million related to the closure of three underperforming stores. The Company did not record any impairment losses in fiscal 2010 or fiscal 2008. However, as the determination of future cash flows is based on expected future performance, impairment could result in the future if expectations are not met.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. At July 3, 2010, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would result in an insignificant change in fiscal 2010 share-based compensation expense.

Recent Accounting Pronouncements

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

ASC 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 27, 2010, as described in the note on Significant Accounting Policies.

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

Substantially all of Coach’s fiscal 2010 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, Italy, Hong Kong, India, Thailand, Vietnam, Peru, Philippines, Turkey, Ecuador, Great Britain, Macau and Malaysia. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding Coach Japan and Coach China, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of July 3, 2010 and June 27, 2009, open foreign currency forward contracts designated as hedges with a notional amount of $248.6 million and $32.0 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $139.4 million U.S. dollar-denominated fixed rate intercompany loan from Coach. To manage this risk, on July 2, 2010, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a Yen fixed interest rate for a U.S. dollar fixed interest rate. The loan matures on June 30, 2011, at which point the swap requires an exchange of Japanese Yen and U.S. dollar based notional values.

The fair value of open foreign currency derivatives included in current assets at July 3, 2010 and June 27, 2009 was $2.1 million and $0, respectively. The fair value of open foreign currency derivatives included in current liabilities at July 3, 2010 and June 27, 2009 was $7.5 million and $37.1 million, respectively. The fair value of these contracts is sensitive to changes in Japanese Yen and Canadian Dollar exchange rates.

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

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At July 3, 2010 and June 27, 2009, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $99.9 million and $0, on those dates respectively. As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments. At July 3, 2010, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. At July 3, 2010, as the auction rate securities’ adjusted book value equaled its fair value, there were no unrealized gains or losses associated with these investments.

As of July 3, 2010, the Company had no outstanding borrowings on its Bank of America facility. The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of July 3, 2010, the Company had no outstanding borrowings on its revolving credit facility maintained by Coach Japan. The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of July 3, 2010, the Company had no outstanding borrowings on its revolving credit facility maintained by Coach Shanghai Limited. The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of July 3, 2010, Coach’s outstanding long-term debt, including the current portion, was $24.9 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements,” which is located on page 40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of July 3, 2010.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2010 and concluded that it is effective.

The Company’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. The audit report appears on page 41 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of management set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Matters Relating to Coach’s Independent Auditors” in the Proxy Statement for the 2010 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 40 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
Date: August 25, 2010	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 25, 2010.

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
For the Fiscal Year Ended July 3, 2010

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of July 3, 2010 and June 27, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 3, 2010 and June 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the “Company”) as of July 3, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 3, 2010 of the Company and our report dated August 25, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
August 25, 2010

COACH, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	July 3, 2010	June 27, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$596,470	$800,362
Short-term investments	99,928	—
Trade accounts receivable, less allowances of $6,965 and $6,347, respectively	109,068	108,707
Inventories	363,285	326,148
Deferred income taxes	77,355	49,476
Prepaid expenses	30,375	48,342
Other current assets	26,160	63,374
Total current assets	1,302,641	1,396,409
Long-term investments	6,000	6,000
Property and equipment, net	548,474	592,982
Goodwill	305,861	283,387
Intangible assets	9,788	9,788
Deferred income taxes	156,465	159,092
Other assets	137,886	116,678
Total assets	$2,467,115	$2,564,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$105,569	$103,029
Accrued liabilities	422,725	348,619
Revolving credit facilities	—	7,496
Current portion of long-term debt	742	508
Total current liabilities	529,036	459,652
Long-term debt	24,159	25,072
Other liabilities	408,627	383,570
Total liabilities	961,822	868,294
See note on commitments and contingencies
Stockholders’ Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding — 296,867,247 and 318,006,466, respectively	2,969	3,180
Additional paid-in-capital	1,502,982	1,189,060
(Accumulated deficit) retained earnings	(30,053)	499,951
Accumulated other comprehensive income	29,395	3,851
Total stockholders’ equity	1,505,293	1,696,042
Total liabilities and stockholders’ equity	$2,467,115	$2,564,336

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Net sales	$3,607,636	$3,230,468	$3,180,757
Cost of sales	973,945	907,858	773,654
Gross profit	2,633,691	2,322,610	2,407,103
Selling, general and administrative expenses	1,483,520	1,350,697	1,259,974
Operating income	1,150,171	971,913	1,147,129
Interest income, net	1,757	5,168	47,820
Income before provision for income taxes and discontinued operations	1,151,928	977,081	1,194,949
Provision for income taxes	416,988	353,712	411,910
Income from continuing operations	734,940	623,369	783,039
Income from discontinued operations, net of income taxes (See note on discontinued operations)	—	—	16
Net income	$734,940	$623,369	$783,055
Net income per share
Basic
Continuing operations	$2.36	$1.93	$2.20
Discontinued operations	—	—	0.00
Net income	$2.36	$1.93	$2.20
Diluted
Continuing operations	$2.33	$1.91	$2.17
Discontinued operations	—	—	0.00
Net income	$2.33	$1.91	$2.17
Shares used in computing net income per share
Basic	311,413	323,714	355,731
Diluted	315,848	325,620	360,332

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balances at June 30, 2007	372,521	$—	$3,725	$978,664	$917,930	$(11,820)	$1,888,499
Net income	—	—	—	—	783,055	—	783,055
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	5,782	5,782
Translation adjustments	—	—	—	—	—	24,373	24,373
Change in pension liability, net of tax	—	—	—	—	—	510	510
Comprehensive income							813,720
Shares issued for stock options and employee benefit plans	3,896	—	39	83,281	—	—	83,320
Share-based compensation	—	—	—	66,979	—	—	66,979
Adjustment to adopt guidance on uncertain tax positions	—	—	—	—	(48,797)	—	(48,797)
Excess tax benefit from share-based compensation	—	—	—	23,253	—	—	23,253
Repurchase and retirement of common stock	(39,688)	—	(397)	(37,136)	(1,299,066)	—	(1,336,599)
Balances at June 28, 2008	336,729	—	3,367	1,115,041	353,122	18,845	1,490,375
Net income	—	—	—	—	623,369	—	623,369
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(7,278)	(7,278)
Translation adjustments	—	—	—	—	—	(5,298)	(5,298)
Change in pension liability, net of tax	—	—	—	—	—	(1,368)	(1,368)
Comprehensive income							609,425
Cumulative effect of adoption of ASC 320-10-35-17 (see note on Fair Value Measurements)	—	—	—	—	1,072	(1,072)	—
Shares issued for stock options and employee benefit plans	1,436	—	15	7,348	—	—	7,363
Share-based compensation	—	—	—	67,542	—	—	67,542
Tax deficit from share-based compensation	—	—	—	(871)	—	—	(871)
Repurchase and retirement of common stock	(20,159)	—	(202)	—	(453,584)	—	(453,786)
Adjustment to adopt ASC 715 measurement date provision, net of tax	—	—	—	—	(183)	22	(161)
Dividends declared	—	—	—	—	(23,845)	—	(23,845)
Balances at June 27, 2009	318,006	—	3,180	1,189,060	499,951	3,851	1,696,042
Net income	—	—	—	—	734,940	—	734,940
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(1,757)	(1,757)
Translation adjustments	—	—	—	—	—	27,464	27,464
Change in pension liability, net of tax	—	—	—	—	—	(163)	(163)
Comprehensive income							760,484
Shares issued for stock options and employee benefit plans	9,547	—	96	204,886	—	—	204,982
Share-based compensation	—	—	—	81,420	—	—	81,420
Excess tax benefit from share-based compensation	—	—	—	27,616	—	—	27,616
Repurchase and retirement of common stock	(30,686)	—	(307)	—	(1,149,691)	—	(1,149,998)
Dividends declared	—	—	—	—	(115,253)	—	(115,253)
Balances at July 3, 2010	296,867	$—	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$734,940	$623,369	$783,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	126,744	123,014	100,704
Provision for bad debt	(698)	909	286
Share-based compensation	81,420	67,542	66,979
Excess tax (benefit) deficit from share-based compensation	(27,616)	871	(23,253)
Deferred income taxes	(17,129)	13,660	(16,907)
Other noncash (charges) and credits, net	(10,449)	10,151	6,845
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	4,344	3,309	8,213
(Increase) decrease in inventories	(33,878)	4,070	(32,080)
Decrease (increase) in other assets	35,640	31,155	(94,535)
Increase in other liabilities	28,477	211	28,529
Increase (decrease) in accounts payable	1,019	(37,017)	20,423
Increase (decrease) in accrued liabilities	68,063	(32,092)	75,102
Net cash provided by operating activities	990,877	809,152	923,361
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributor	(1,200)	(24,400)	—
Purchases of property and equipment	(81,116)	(137,029)	(174,720)
Purchase of corporate headquarters building	—	(103,300)	—
Purchases of investments	(229,860)	—	(162,300)
Proceeds from sales and maturities of investments	129,932	—	782,460
Net cash (used in) provided by investing activities	(182,244)	(264,729)	445,440
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(94,324)	—	—
Repurchase of common stock	(1,149,998)	(453,786)	(1,336,599)
Repayment of long-term debt	(679)	(285)	(235)
(Repayments) borrowings on revolving credit facility, net	(7,496)	7,496	—
Proceeds from share-based awards, net	204,982	7,363	83,320
Excess tax benefit (deficit) from share-based compensation	27,616	(871)	23,253
Net cash used in financing activities	(1,019,899)	(440,083)	(1,230,261)
Effect of exchange rate changes on cash and cash equivalents	7,374	(2,883)	3,409
(Decrease) increase in cash and cash equivalents	(203,892)	101,457	141,949
Cash and cash equivalents at beginning of year	800,362	698,905	556,956
Cash and cash equivalents at end of year	$596,470	$800,362	$698,905
Supplemental information:
Cash paid for income taxes	$364,156	$336,091	$463,687
Cash paid for interest	$1,499	$2,014	$1,171
Noncash investing activity – property and equipment obligations	$16,526	$20,520	$44,260
Noncash financing activity – mortgage debt assumed	$—	$23,000	$—

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. NATURE OF OPERATIONS

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include handbags, women’s and men’s accessories, footwear, business cases, jewelry, wearables, sunwear, travel bags, fragrance and watches. Coach’s products are sold through the Direct-to-Consumer segment, which includes Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog, and through the Indirect segment, which includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed products.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 3, 2010 (“fiscal 2010”) was a 53-week period. The fiscal years ended June 27, 2009 (“fiscal 2009”) and June 28, 2008 (“fiscal 2008”) were each 52-week periods. The fiscal year ending July 2, 2011 (“fiscal 2011”) will be a 52-week period.

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

Investments

Investments consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. Long-term investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Dividend and interest income are recognized when earned.

Short-term investments consist of commercial paper and treasury bills, the adjusted book value of the commercial paper and treasury bills equals its fair value. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost.

Concentration of Credit Risk

Financial instruments that potentially expose Coach to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in U.S. government and agency debt securities, municipal government and corporate debt securities, and money market funds placed with

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment evaluation in fiscal 2010, fiscal 2009 and fiscal 2008 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually and whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company performed an impairment evaluation in fiscal 2010, fiscal 2009 and fiscal 2008 and concluded that there was no impairment of its long-lived assets for stores expected to remain open. The Company recorded an impairment charge of $1,500 in fiscal 2009 related to the closure of three underperforming stores.

Stock Repurchase and Retirement

Coach accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. Under Maryland law, Coach’s state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. During the second quarter of fiscal 2008, the Company’s total cumulative stock

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

repurchases exceeded the total shares issued in connection with the Company’s October 2000 initial public offering, and stock repurchases in excess of this amount are assumed to be made from the Company’s April 2001 Sara Lee exchange offer. Shares issued in connection with this exchange offer were accounted for as a contribution to common stock and retained earnings. Therefore, stock repurchases and retirements associated with the exchange offer are accounted for by allocation of the repurchase price to common stock and retained earnings. During the fourth quarter of fiscal 2010, cumulative stock repurchases allocated to retained earnings have resulted in an accumulated deficit balance. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity. The total cumulative amount of common stock repurchase price allocated to retained earnings as of July 3, 2010 was approximately $4,000,000.

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

Cost of Sales

Cost of sales consists of cost of merchandise, inbound freight and duty expenses, and other inventory-related costs such as shrinkage, damages, replacements and production overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan and Coach China operating expenses. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, and consulting and software expenses.

Preopening Costs

Costs associated with the opening of new stores are expensed in the period incurred.

Advertising

Advertising costs include expenses related to direct marketing activities, such as catalogs, as well as media and production costs. In fiscal 2010, fiscal 2009 and fiscal 2008, advertising expenses totaled $61,241, $50,078 and $57,380, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

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

Shipping and Handling

Shipping and handling costs incurred were $22,661, $26,142 and $28,433 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Under ASC 740, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. In evaluating the unrecognized tax benefits associated with the Company’s various tax filing positions, management records these positions using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with ASC 740. The Company classifies interest and penalties, if present, on uncertain tax positions in interest expense.

Fair Value of Financial Instruments

As of July 3, 2010 and June 27, 2009, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. The Company has evaluated its Industrial Revenue Bond and mortgage and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. See note on Fair Value Measurements for the fair values of the Company’s investments as of July 3, 2010 and June 27, 2009.

Coach Japan and Coach Canada enter into foreign currency contracts that hedge certain U.S. dollar-denominated inventory purchases. Additionally, Coach Japan entered into a cross-currency swap transaction to hedge its fixed rate U.S. dollar denominated intercompany loan. These contracts qualify for hedge accounting and have been designated as cash flow hedges. The fair value of these contracts is recorded in other comprehensive income and recognized in earnings in the period in which the hedged item is also recognized in earnings. The fair value of the foreign currency derivative is based on its market value. Considerable judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.

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

Subsequent Event Evaluation

The Company evaluated subsequent events through the date these financial statements were issued, and concluded there were no events to recognize or disclose.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recent Accounting Pronouncements

ASC 820-10, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of the standard related to financial assets and liabilities in the first quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company adopted the provisions of the standard related to non-financial assets and liabilities measured at fair value on a non-recurring basis with no material impact on our consolidated financial statements. For further information about the fair value measurements of our financial assets and liabilities, see note on Fair Value Measurements.

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

ASC 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 27, 2010, as described in the preceding section, Subsequent Event Evaluation.

3. ACQUISITIONS

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

The aggregate purchase price of the Hong Kong, Macau and mainland China businesses was $25,600, of which $24,400 was paid during fiscal 2009 and $1,200 was paid during fiscal 2010. The following table summarizes the fair values of the assets acquired at the dates of acquisition:

Assets Acquired	Fair Value of Hong Kong and Macau(1)	Fair Value of Mainland China(2)	Total
Current assets	$5,099	$4,868	$9,967
Fixed assets	3,555	3,525	7,080
Other assets	2,299	—	2,299
Goodwill	3,554	2,700	6,254
Total assets acquired	$14,507	$11,093	$25,600

(1)	Fair value as of the acquisition date of September 1, 2008
(2)	Fair value as of the acquisition date of April 1, 2009

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3. ACQUISITIONS  – (continued)

Prior to these acquisitions, the ImagineX group operated eight retail and department store locations in Hong Kong, two retail locations in Macau, and 15 retail locations in mainland China. The strength of the going concern and the established locations supported a premium above the fair value of the individual assets acquired. Unaudited pro forma information related to these acquisitions is not included as the impact of these transactions is not material to the consolidated results of the Company.

4. SHARE-BASED COMPENSATION

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Share-based compensation expense	$81,420	$67,542	$66,979
Income tax benefit related to share-based compensation expense	28,446	23,920	24,854

Coach Stock-Based Plans

Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan to award stock options and shares to certain members of Coach management and the outside members of its Board of Directors (“Board”). These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Stock options and share awards that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards, granted primarily for retention purposes, are subject to forfeiture until completion of the vesting period, which ranges from one to five years. The Company issues new shares upon the exercise of stock options, vesting of share units and employee stock purchase.

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. No replacement stock options were granted in fiscal 2010 or fiscal 2009 and 16 were granted in fiscal 2008.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION  – (continued)

Stock Options

A summary of option activity under the Coach stock option plans as of July 3, 2010 and changes during the year then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 27, 2009	31,287	$29.12
Granted	3,818	29.93
Exercised	(8,871)	23.55
Forfeited or expired	(1,329)	35.88
Outstanding at July 3, 2010	24,905	30.87	5.7	$159,470
Vested or expected to vest at July 3, 2010	24,836	30.87	5.6	159,110
Exercisable at July 3, 2010	15,473	31.09	4.3	101,283

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Expected term (years)	3.0	3.0	2.6
Expected volatility	49.4%	44.7%	32.9%
Risk-free interest rate	1.7%	2.7%	4.2%
Dividend yield	1.0%	0.0%	—%

The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. The risk free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Grants subsequent to the Company’s April 2009 Board approval to initiate a quarterly dividend included a dividend yield assumption based on Coach’s annual expected dividend divided by the grant-date share price. As Coach did not pay dividends during fiscal 2008, there was no dividend yield.

The weighted-average grant-date fair value of options granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $9.68, $8.36 and $10.74, respectively. The total intrinsic value of options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $127,879, $11,495 and $65,922, respectively. The total cash received from option exercises was $208,919, $9,382 and $89,356 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $47,795, $4,427 and $25,610, respectively.

At July 3, 2010, $46,544 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION  – (continued)

Share Units

The grant-date fair value of each Coach share unit is equal to the fair value of Coach stock at the grant date. The weighted-average grant-date fair value of shares granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $30.55, $24.62 and $40.47, respectively. The following table summarizes information about non-vested shares as of and for the year ended July 3, 2010:

	Number of Non-Vested Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 27, 2009	2,583	$29.36
Granted	2,184	30.55
Vested	(768)	31.99
Forfeited	(219)	31.03
Nonvested at July 3, 2010	3,780	29.40

The total fair value of shares vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $23,955, $15,859 and $18,225, respectively. At July 3, 2010, $59,735 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 176, 268 and 155 new shares to employees in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Expected term (years)	0.5	0.5	0.5
Expected volatility	57.6%	64.7%	28.4%
Risk-free interest rate	0.2%	1.1%	4.1%
Dividend yield	1.0%	—%	—%

The weighted-average fair value of the purchase rights granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $9.15, $8.42 and $10.26, respectively.

Deferred Compensation

Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at July 3, 2010 and June 27, 2009 were $2,980 and $2,480, respectively, and are included within total liabilities in the consolidated balance sheets.

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

Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Minimum rentals	$121,563	$107,272	$92,675
Contingent rentals	59,806	43,995	40,294
Total rent expense	$181,369	$151,267	$132,969

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2011	$137,884
2012	131,457
2013	119,577
2014	109,703
2015	95,845
Subsequent to 2015	328,274
Total minimum future rental payments	$922,740

Certain operating leases provide for renewal for periods of five to ten years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

6. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of the ASC 820-10, “Fair Value Measurements and Disclosures,” related to financial assets and liabilities in the first quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company adopted the provisions of the standard related to non-financial assets and liabilities measured at fair value on a non-recurring basis with no material impact on our consolidated financial statements. In accordance with ASC 820-10, the Company categorized its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

6. FAIR VALUE MEASUREMENTS  – (continued)

The following table shows the fair value measurements of the Company’s assets and liabilities at July 3, 2010 and June 27, 2009:

	Level 2		Level 3
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Assets:
Long-term investment – auction rate security(a)	$—	$—	$6,000	$6,000
Derivative assets – zero-cost collar options(b)	2,052	—	—	—
Total	$2,052	$—	$6,000	$6,000
Liabilities:
Derivative liabilities – zero-cost collar options(b)	$5,120	$943	$—	$—
Derivative liabilities – cross-currency swap(c)	—	—	2,418	36,118
Total	$5,120	$943	$2,418	$36,118

(a)	The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.
(b)	The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
(c)	The Company is a party to a cross-currency swap transaction in order to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan’s U.S. dollar-denominated fixed rate intercompany loan. The fair value of this cash flow hedge is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company’s credit risk.

See note on Derivative Instruments and Hedging Activities for more information on the Company’s derivative contracts.

As of July 3, 2010 and June 27, 2009, the Company’s investments included an auction rate security (“ARS”) classified as a long-term investment, as the auction for this security has been unsuccessful. This ARS is currently rated A, an investment grade rating afforded by credit rating agencies, and its underlying investments are scheduled to mature in 2035. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. At both July 3, 2010 and June 27, 2009, the fair value of the Company’s ARS was $6,000. The table below presents the changes in the fair value of the auction rate security during fiscal 2009:

Auction Rate Security
Balance at June 28, 2008	$8,000
Unrealized other-than-temporary loss, recognized in selling, general and administrative expenses	(2,000)
Balance at June 27,2009	$6,000

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

6. FAIR VALUE MEASUREMENTS  – (continued)

As of July 3, 2010 and June 27, 2009, the fair value of the Company’s cross-currency swap derivatives were included within accrued liabilities. The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of the cross-currency swap during fiscal 2010 and 2009:

Cross-Currency Swaps
Balance at June 27, 2009	$36,118
Settlement of cross-currency swap on July 2, 2010	(36,118)
Unrealized loss on cross-currency swap maturing on June 30, 2011, recorded in accumulated other comprehensive income	2,418
Balance at July 3, 2010	$2,418
Balance at June 28, 2008	$5,540
Unrealized loss, recorded in accumulated other comprehensive income	30,578
Balance at June 27, 2009	$36,118

During fiscal 2010, the Company purchased $229,860 of short-term investments consisting of U.S. treasury bills and commercial paper. These investments, net of proceeds from sales and maturities, totaled $99,928 as of July 3, 2010 and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. They are stated at amortized cost, which approximates fair market value due to their short maturities.

7. DEBT

Revolving Credit Facilities

The Company maintains a $100,000 revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”). The facility expires on July 26, 2012. At Coach’s request and lenders’ consent, the Bank of America facility can be expanded to $200,000 and can also be extended for two additional one-year periods. Under the Bank of America facility, Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. At July 3, 2010, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2010 and fiscal 2009 there were no borrowings under the Bank of America facility. Accordingly, as of July 3, 2010 and June 27, 2009, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of July 3, 2010 was $89,993, due to outstanding letters of credit.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion Yen, or approximately $46,681, at July 3, 2010. Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points.

During fiscal 2010 and fiscal 2009, the peak borrowings under the Japanese credit facilities were $0 and $14,404, respectively. As of July 3, 2010 and June 27, 2009, there were no outstanding borrowings under the Japanese credit facilities.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

7. DEBT  – (continued)

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 67 million Renminbi, or approximately $9,896 at July 3, 2010. Interest is based on the People’s Bank of China rate. During fiscal 2010 and fiscal 2009, the peak borrowings under this credit facility were $7,496. At July 3, 2010, there were no outstanding borrowings under this facility.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in August 2014. As of July 3, 2010 and June 27, 2009, the remaining balance on the loan was $2,245 and $2,580, respectively. During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments began in July 2009, with the final payment of $21,555 due in June 2013. As of July 3, 2010, the remaining balance on the mortgage was $22,656. Future principal payments under these obligations are as follows:

Fiscal Year	Amount
2011	$742
2012	791
2013	22,383
2014	500
2015	485
Subsequent to 2015	—
Total	$24,901

8. COMMITMENTS AND CONTINGENCIES

At July 3, 2010 and June 27, 2009, the Company had letters of credit available of $275,000, of which $147,380 and $101,940, respectively, were outstanding. The letters of credit, which expire at various dates through 2012, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

In addition to the employment agreements described above, other contractual cash obligations as of July 3, 2010 and June 27, 2009 included $166,596 and $105,114, respectively, related to inventory purchase obligations and $1,611 and $2,370, respectively, related to capital expenditure purchase obligations.

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to market risk from foreign currency exchange risk related to Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases and Coach Japan’s $139,400 U.S. dollar-denominated fixed rate intercompany loan. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of July 3, 2010 and June 27, 2009, $248,555 and $32,041 of foreign currency forward contracts were outstanding, respectively.

On July 1, 2005, to manage the exchange rate risk related to its $231,000 intercompany loan, Coach Japan entered into a cross currency swap transaction. The terms of the cross currency swap transaction included an exchange of a Yen fixed interest rate for a U.S. dollar fixed interest rate and an exchange of Yen and U.S. dollar-based notional values. On July 2, 2010, the maturity date of the original intercompany loan, Coach Japan repaid the loan and settled the cross currency swap, and entered into a new $139,400 intercompany loan agreement. Concurrently, to manage the exchange rate risk on the new loan, Coach Japan entered into a new cross currency swap transaction, the terms of which include an exchange of a Yen fixed interest rate for a U.S. dollar fixed interest rate. The loan matures on June 30, 2011, at which point the swap requires an exchange of Yen and U.S. dollar based notional values.

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

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value
		At July 3, 2010	At June 27, 2009
Foreign exchange contracts	Other Current Assets	$2,052	$—
Total derivative assets		$2,052	$—
Foreign exchange contracts	Accrued Liabilities	$7,538	$37,061
Total derivative liabilities		$7,538	$37,061

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Year Ended
Derivatives in Cash Flow Hedging Relationships	July 3, 2010	June 27, 2009
Foreign exchange contracts	$(3,363)	$(10,193)
Total	$(3,363)	$(10,193)

For fiscal 2010 and fiscal 2009, the amounts above are net of tax of $2,858 and $7,123, respectively.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	July 3, 2010	June 27, 2009
Cost of Sales	$(5,453)	$(5,031)
Total	$(5,453)	$(5,031)

During fiscal 2010 and fiscal 2009, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $2,634 of net derivative losses included in accumulated other comprehensive income at July 3, 2010 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese Yen and Canadian Dollar exchange rates.

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	Year Ended
	July 3, 2010	June 27, 2009
Balance at beginning of period	$(335)	$6,943
Net losses transferred to earnings	1,606	2,915
Change in fair value, net of tax	(3,363)	(10,193)
Balance at end of period	$(2,092)	$(335)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended July 3, 2010 and June 27, 2009 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at June 28, 2008	$247,602	$1,516	$249,118
Acquisition of Hong Kong, Macau and mainland China retail businesses	6,254	—	6,254
Foreign exchange impact	28,015	—	28,015
Balance at June 27, 2009	281,871	1,516	283,387
Foreign exchange impact	22,474	—	22,474
Balance at July 3, 2010	$304,345	$1,516	$305,861

At July 3, 2010 and June 27, 2009, intangible assets not subject to amortization were $9,788 and consisted of trademarks.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. INCOME TAXES

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 3, 2010		June 27, 2009		June 28, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes and discontinued operations:
United States	$989,255	85.9%	$870,819	89.1%	$1,082,584	90.6%
Foreign	162,673	14.1	106,262	10.9	112,365	9.4
Total income before provision for income taxes and discontinued operations:	$1,151,928	100.0%	$977,081	100.0%	$1,194,949	100.0%
Tax expense at U.S. statutory rate	$403,174	35.0%	$341,978	35.0%	$418,232	35.0%
State taxes, net of federal benefit	35,292	3.1	35,065	3.6	43,787	3.7
Foreign tax rate differential	(39,631)	(3.5)	(9,202)	(0.9)	(7,750)	(0.6)
Tax benefit, primarily due to settlements of tax return examinations	—	0.0	(9,289)	(1.0)	(49,968)	(4.2)
Other, net	18,153	1.6	(4,840)	(0.5)	7,609	0.6
Taxes at effective worldwide rates	$416,988	36.2%	$353,712	36.2%	$411,910	34.5%

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	July 3, 2010		June 27, 2009		June 28, 2008
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$384,088	$(40,613)	$298,996	$(5,646)	$334,381	$(21,391)
Foreign	(9,956)	28,449	(4,544)	14,788	25,624	5,931
State	59,985	(4,965)	45,600	4,518	68,812	(1,447)
Total current and deferred tax provisions (benefits)	$434,117	$(17,129)	$340,052	$13,660	$428,817	$(16,907)

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. INCOME TAXES  – (continued)

The components of deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal 2010	Fiscal 2009
Share-based compensation	$74,455	$74,328
Reserves not deductible until paid	81,396	74,159
Goodwill	—	22,923
Pensions and other employee benefits	45,935	15,623
Property and equipment	17,121	641
Net operating loss	40,890	26,430
Other	3,194	1,438
Gross deferred tax assets	$262,991	$215,542
Prepaid expenses	$7,426	$5,860
Equity adjustments	—	—
Goodwill	20,521	—
Other	1,224	1,114
Gross deferred tax liabilities	$29,171	$6,974
Net deferred tax assets	$233,820	$208,568
Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$77,355	$49,476
Deferred income taxes – noncurrent asset	156,465	159,092
Deferred income taxes – noncurrent liability	—	—
Net amount recognized	$233,820	$208,568

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

The Company adopted the Financial Accounting Standards Board’s (“FASB”) guidance for accounting for uncertainty in income taxes which has been codified within ASC 740 on July 1, 2007, the first day of fiscal 2008. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recorded a non-cash cumulative transition charge of $48,797 as a reduction to the opening retained earnings balance.

Significant judgment is required in determining the worldwide provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with uncertain tax positions. The provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions. All of these determinations are subject to the requirements of ASC 740.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

11. INCOME TAXES  – (continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Balance at beginning of fiscal year	$137,807	$131,185	$120,367
Gross increase due to tax positions related to prior periods	3,903	13,690	8,606
Gross decrease due to tax positions related to prior periods	(1,376)	(48,602)	(44,719)
Gross increase due to tax positions related to current period	27,034	42,367	72,983
Gross decrease due to tax positions related to current period	—	—	(24,369)
Decrease due to lapse of statutes of limitations	(1,692)	(833)	(1,683)
Balance at end of fiscal year	$165,676	$137,807	$131,185

Of the $165,676 ending gross unrecognized tax benefit balance, $77,586 relates to items which, if recognized, would impact the effective tax rate. As of July 3, 2010 and June 27, 2009, gross interest and penalties payable was $35,331 and $25,960, which are included in other liabilities. During fiscal 2010, fiscal 2009 and fiscal 2008, the Company recognized interest and penalty expense of $6,204, $5,611 and $(3,180), respectively, in the Consolidated Statements of Income.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Fiscal years 2007 to present are open to examination in the federal jurisdiction, fiscal 2003 to present in significant state jurisdictions, and from fiscal 2003 to present in foreign jurisdictions.

Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that one or more of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, we cannot reasonably estimate the impact of any amount of such changes in the next 12 months, if any, to previously recorded uncertain tax positions.

At July 3, 2010, the Company had net operating loss carryforwards in foreign tax jurisdictions of $97,241, which will expire beginning in fiscal years 2012 through fiscal year 2017.

The total amount of undistributed earnings of foreign subsidiaries as of July 3, 2010 was $525,136. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends.

12. DEFINED CONTRIBUTION PLAN

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $13,285, $12,511 and $11,106 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

In connection with the acquisitions of the retail businesses in Hong Kong, Macau and mainland China, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, all prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2010
Net sales	$3,155,860	$451,776	$—	$3,607,636
Operating income (loss)	1,245,400	256,637	(351,866)	1,150,171
Income (loss) before provision for income taxes and discontinued operations	1,245,400	256,637	(350,109)	1,151,928
Depreciation and amortization expense	85,110	10,138	31,496	126,744
Total assets	1,294,445	120,739	1,051,931	2,467,115
Additions to long-lived assets	45,003	9,088	26,307	80,398
Fiscal 2009
Net sales	$2,726,891	$503,577	$—	$3,230,468
Operating income (loss)	996,285	290,981	(315,353)	971,913
Income (loss) before provision for income taxes and discontinued operations	996,285	290,981	(310,185)	977,081
Depreciation and amortization expense	82,539	10,394	30,081	123,014
Total assets	1,311,341	86,235	1,166,760	2,564,336
Additions to long-lived assets	82,852	7,242	158,665	248,759
Fiscal 2008
Net sales	$2,557,872	$622,885	$—	$3,180,757
Operating income (loss)	1,094,321	399,401	(346,593)	1,147,129
Income (loss) before provision for income taxes and discontinued operations	1,094,321	399,401	(298,773)	1,194,949
Depreciation and amortization expense	67,485	9,704	23,515	100,704
Total assets	1,035,621	119,561	1,092,171	2,247,353
Additions to long-lived assets	120,288	24,252	43,123	187,663

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. SEGMENT INFORMATION  – (continued)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Production variances	$61,481	$38,229	$26,659
Advertising, marketing and design	(164,082)	(150,714)	(128,938)
Administration and information systems	(204,029)	(153,387)	(199,525)
Distribution and customer service	(45,236)	(49,481)	(44,789)
Total corporate unallocated	$(351,866)	$(315,353)	$(346,593)

Geographic Area Information

As of July 3, 2010, Coach operated 322 retail stores and 118 factory stores in the United States, 20 retail stores and three factory stores in Canada, 161 department store shop-in-shops, retail stores and factory stores in Japan and 41 department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China. Coach also operates distribution, product development and quality control locations in the United States, Hong Kong, China, South Korea, Vietnam and India. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period and includes property and equipment, net and other assets.

	United States	Japan	Other International(1)	Total
Fiscal 2010
Net sales	$2,534,372	$720,860	$352,404	$3,607,636
Long-lived assets	567,380	76,514	42,466	686,360
Fiscal 2009
Net sales	$2,318,602	$670,103	$241,763	$3,230,468
Long-lived assets	595,981	82,112	31,567	709,660
Fiscal 2008
Net sales	$2,382,899	$605,523	$192,335	$3,180,757
Long-lived assets	452,616	76,863	10,404	539,883

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Hong Kong, Macau, mainland China and Canada.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

14. EARNINGS PER SHARE

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Income from continuing operations	$734,940	$623,369	$783,039
Total weighted-average basic shares	311,413	323,714	355,731
Dilutive securities:
Employee benefit and share award plans	1,318	293	608
Stock option programs	3,117	1,613	3,993
Total weighted-average diluted shares	315,848	325,620	360,332
Earnings from continuing operations per share:
Basic	$2.36	$1.93	$2.20
Diluted	$2.33	$1.91	$2.17

At July 3, 2010, options to purchase 3,710 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $41.93 to $51.56, were greater than the average market price of the common shares.

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

15. PURCHASE OF CORPORATE HEADQUARTERS BUILDING

On November 26, 2008, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126,300. As part of the purchase agreement, Coach paid $103,300 of cash and assumed $23,000 of the outstanding mortgage held by the sellers. The mortgage bears interest at 4.68% per annum and interest payments are made monthly. Principal payments began in July 2009 with the final payment of $21,555 due in June 2013.

16. DISCONTINUED OPERATIONS

In March 2007, the Company exited its corporate accounts business in order to better control the location where Coach product is sold and the image of the brand. Through the corporate accounts business, Coach sold products primarily to distributors for gift-giving and incentive programs. The results of the corporate accounts business, previously included in the Indirect segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods presented. As the Company uses a centralized approach to cash management, interest income was not allocated to the corporate accounts business. The following table summarizes results of the corporate accounts business:

	Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Net sales	$—	$—	$102
Income before provision for income taxes	—	—	31
Income from discontinued operations	—	—	16

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

16. DISCONTINUED OPERATIONS  – (continued)

At both July 3, 2010 and June 27, 2009 the consolidated balance sheet includes approximately $1,500 of accrued liabilities related to the corporate accounts business. The Consolidated Statement of Cash Flows includes the corporate accounts business for all periods presented.

17. STOCK REPURCHASE PROGRAM

Purchases of Coach’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2010, fiscal 2009 and fiscal 2008, the Company repurchased and retired 30,686; 20,159 and 39,688 shares of common stock at an average cost of $37.48, $22.51 and $33.68 per share, respectively. In April 2010, Coach’s Board authorized a new $1,000,000 share repurchase program. As of July 3, 2010, Coach had $559,627 remaining in the stock repurchase program.

18. SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of certain balance sheet accounts are as follows:

	July 3, 2010	June 27, 2009
Property and equipment
Land and building	$154,873	$154,873
Machinery and equipment	27,659	27,053
Furniture and fixtures	336,240	311,916
Leasehold improvements	499,117	461,431
Construction in progress	15,705	22,726
Less: accumulated depreciation	(485,120)	(385,017)
Total property and equipment, net	$548,474	$592,982
Accrued liabilities
Payroll and employee benefits	$149,688	$70,697
Accrued rent	35,637	29,324
Dividends payable	44,776	23,845
Derivative liability	7,538	37,061
Operating expenses	185,086	187,692
Total accrued liabilities	$422,725	$348,619
Other liabilities
Deferred lease incentives	$111,126	$112,296
Non-current tax liabilities	165,676	137,807
Tax-related deferred credit (See Note on Income Taxes)	65,205	80,817
Other	66,620	52,650
Total other liabilities	$408,627	$383,570
Accumulated other comprehensive income
Cumulative translation adjustments	$35,061	$7,597
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Unrealized losses on cash flow hedging derivatives, net of taxes of $1,920 and $245	(2,092)	(335)
ASC 715 adjustment and minimum pension liability, net of taxes of $1,642 and $1,559	(2,502)	(2,339)
Accumulated other comprehensive income	$29,395	$3,851

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

19. SHAREHOLDER RIGHTS PLAN

On May 3, 2001, Coach declared a “poison pill” dividend distribution of rights to buy additional common stock, to the holder of each outstanding share of Coach’s common stock.

Subject to limited exceptions, these rights may be exercised if a person or group intentionally acquires 10% or more of the Company’s common stock or announces a tender offer for 10% or more of the common stock on terms not approved by the Coach Board. In this event, each right would entitle the holder of each share of Coach’s common stock to buy one additional common share of the Company at an exercise price far below the then-current market price. Subject to certain exceptions, Coach’s Board will be entitled to redeem the rights at $0.0001 per right at any time before the close of business on the tenth day following either the public announcement that, or the date on which a majority of Coach’s Board becomes aware that, a person has acquired 10% or more of the outstanding common stock. As of the end of fiscal 2010, there were no shareholders whose common stock holdings exceeded the 10% threshold established by the rights plan.

*************************************************************************************

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended July 3, 2010, June 27, 2009 and June 28, 2008

(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2010
Allowance for bad debts	$2,840	$(897)	$—	$1,943
Allowance for returns	3,507	8,579	(7,064)	5,022
Total	$6,347	$7,682	$(7,064)	$6,965
Fiscal 2009
Allowance for bad debts	$2,500	$376	$(36)	$2,840
Allowance for returns	5,217	11,707	(13,417)	3,507
Total	$7,717	$12,083	$(13,453)	$6,347
Fiscal 2008
Allowance for bad debts	$2,915	$(350)	$(65)	$2,500
Allowance for returns	3,664	11,054	(9,501)	5,217
Total	$6,579	$10,704	$(9,566)	$7,717

COACH, INC.

Quarterly Financial Data
(dollars and shares in thousands, except per share data)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010(1)
Net sales	$761,437	$1,065,005	$830,669	$950,525
Gross profit	550,178	770,939	615,575	696,999
Income from continuing operations	140,827	240,950	157,636	195,527
Income from discontinued operations	—	—	—	—
Net income	140,827	240,950	157,636	195,527
Net income per common share:
Basic	0.44	0.76	0.51	0.65
Diluted	0.44	0.75	0.50	0.64
Fiscal 2009(1)(2)
Net sales	$752,529	$960,256	$739,939	$777,744
Gross profit	558,193	692,036	525,063	547,318
Income from continuing operations	145,811	216,906	114,859	145,793
Income from discontinued operations	—	—	—	—
Net income	145,811	216,906	114,859	145,793
Net income per common share:
Basic	0.44	0.67	0.36	0.46
Diluted	0.44	0.67	0.36	0.45
Fiscal 2008(1)(3)
Net sales	$676,718	$978,017	$744,522	$781,500
Gross profit	518,221	737,272	558,318	593,292
Income from continuing operations	154,786	252,317	162,412	213,524
Income from discontinued operations	20	—	(4)	—
Net income	154,806	252,317	162,408	213,524
Basic earnings per common share:
Continuing operations	0.42	0.70	0.47	0.63
Discontinued operations	0.00	—	(0.00)	—
Net income	0.42	0.70	0.47	0.63
Diluted earnings per common share:
Continuing operations	0.41	0.69	0.46	0.62
Discontinued operations	0.00	—	(0.00)	—
Net income	0.41	0.69	0.46	0.62

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.
(2)	The reported results for the third quarter of fiscal 2009 include a net charge of $8,286, or $0.03 per share which affects the comparability of our reported results. Excluding this net charge, income from continuing operations and diluted earnings per share from continuing operations were $123,145 and $0.38 per share, respectively. The $8,286 net charge represents cost savings initiatives. The reported results for the fourth quarter of fiscal 2009 include a net benefit of $9,527, or $0.03 per share. Excluding this net benefit, income from continuing operations and diluted earnings per share from continuing operations were $136,266 and $0.43 per share, respectively. The $9,527 net benefit represents a favorable settlement of a multi-year tax return examination and increased interest income reduced by a charitable contribution to the Coach Foundation. See Fiscal 2009 and Fiscal 2008 Items Affecting Comparability of Our Financial Results within Item 6.
(3)	The reported results for the fourth quarter of fiscal 2008 include a net benefit of $41,037, or $0.12 per share. Excluding this net benefit, income from continuing operations and diluted earnings per share from continuing operations were $172,487 and $0.50 per share, respectively. The net benefit represents a favorable settlement of a tax return examination reduced by the initial charitable contribution to the Coach Foundation and additional incentive compensation expense. See Fiscal 2009 and Fiscal 2008 Items Affecting Comparability of Our Financial Results within Item 6.

COACH, INC.

EXHIBITS TO FORM 10-K

(a) Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated February 7, 2008, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 13, 2008
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Amended and Restated Rights Agreement, dated as of May 3, 2001, between Coach, Inc. and Mellon Investor Services LLC, which is incorporated by reference from Exhibit 4.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
4.2	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement by and between Coach, certain lenders and Bank of America, N.A. which is incorporated by reference from Exhibit 10.1 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007
10.2	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.3	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on September 28, 2005
10.4	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.5	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.6	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.7	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.8	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.9	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Branding Agreement dated August 5, 2010 between Coach and Reed Krakoff

Exhibit No.	Description
10.11	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.12	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.13	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 6, 2009, between Coach and Lew Frankfort
10.14	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.15	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.16	Amendment to Employment Agreement, dated March 11, 2008, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.17	Transition Employment Agreement, dated July 4, 2008, between Coach and Keith Monda, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.18	Amendment to Employment Agreement, dated August 5, 2008, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.19	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 5, 2010, between Coach and Jerry Stritzke
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase