Form 10-Q
period 2010-10-02
COACH INC
filed 2010-11-08
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑		Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

On October 29, 2010, the Registrant had 296,381,251 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 33 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At October 2, 2010 and July 3, 2010	4

	Condensed Consolidated Statements of Income –
	For the Quarters Ended
	October 2, 2010 and September 26, 2009	5

	Condensed Consolidated Statements of Cash Flows –
	For the Quarters Ended
	October 2, 2010 and September 26, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 1A.	Risk Factors	31

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 6.	Exhibits	32

SIGNATURE		33

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations.  These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” or comparable terms.  Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.  Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements
COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	October 2,	July 3,
	2010	2010

ASSETS
Current Assets:
Cash and cash equivalents	$621,371	$596,470
Short-term investments	90,592	99,928
Trade accounts receivable, less allowances of $8,287 and $6,965, respectively	133,173	109,068
Inventories	458,920	363,285
Other current assets	121,194	133,890

Total current assets	1,425,250	1,302,641

Property and equipment, net	546,246	548,474
Goodwill	321,671	305,861
Other assets	316,663	310,139

Total assets	$2,609,830	$2,467,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$105,448	$105,569
Accrued liabilities	463,453	422,725
Current portion of long-term debt	750	742

Total current liabilities	569,651	529,036

Long-term debt	24,064	24,159
Other liabilities	433,442	408,627

Total liabilities	1,027,157	961,822

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 295,677,161 and 296,867,247 shares, respectively	2,957	2,969
Additional paid-in-capital	1,567,364	1,502,982
Accumulated deficit	(22,935)	(30,053)
Accumulated other comprehensive income	35,287	29,395

Total stockholders' equity	1,582,673	1,505,293

Total liabilities and stockholders' equity	$2,609,830	$2,467,115

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	October 2,	September 26,
	2010	2009

Net sales	$911,669	$761,437

Cost of sales	235,498	211,259

Gross profit	676,171	550,178

Selling, general and administrative expenses	390,511	326,931

Operating income	285,660	223,247

Interest income, net	248	1,835

Other expense	(810)	-

Income before provision for income taxes	285,098	225,082

Provision for income taxes	96,222	84,255

Net income	$188,876	$140,827

Net income per share
Basic	$0.64	$0.44
Diluted	$0.63	$0.44

Shares used in computing net income per share
Basic	296,304	318,286
Diluted	301,249	321,115

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	October 2,	September 26,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188,876	$140,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,251	33,380
Provision for bad debt	2,015	845
Share-based compensation	22,342	18,968
Excess tax benefit from share-based compensation	(2,587)	(362)
Deferred income taxes	9,896	(9,047)
Other, net	(4,408)	(5,251)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(23,749)	5,238
Increase in inventories	(97,681)	(6,331)
Decrease (increase) in other assets	4,443	(9,818)
Decrease in accounts payable	(1,935)	(10,906)
Increase in accrued liabilities	15,093	69,631
Increase in other liabilities	32,900	13,365
Net cash provided by operating activities	177,456	240,539

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(776)	-
Purchases of property and equipment	(23,080)	(20,034)
Purchases of investments	(90,592)	-
Proceeds from maturities and sales of investments	99,928	-
Net cash used in investing activities	(14,520)	(20,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(44,774)	(23,843)
Repurchase of common stock	(137,500)	-
Repayment of long-term debt	(86)	(447)
Repayments of revolving credit facilities	-	(7,496)
Proceeds from share-based awards, net	39,477	(1,010)
Excess tax benefit from share-based compensation	2,587	362
Net cash used in financing activities	(140,296)	(32,434)

Effect of changes in foreign exchange rates on cash and cash equivalents	2,261	6,247

Increase in cash and cash equivalents	24,901	194,318
Cash and cash equivalents at beginning of period	596,470	800,362
Cash and cash equivalents at end of period	$621,371	$994,680

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries.  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 3, 2010 (“fiscal 2010”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter ended October 2, 2010 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2011 (“fiscal 2011”).

The Company evaluated subsequent events through the date these financial statements were issued, and concluded there were no events to recognize or disclose.

2.	Stockholders’ Equity

Activity for the quarters ended October 2, 2010 and September 26, 2009 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings/	Other	Total
	Stockholders'	Paid-in-	(Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit)	Income	Equity

Balances at June 27, 2009	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

Net income	-	-	140,827	-	140,827
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(89)	(89)
Translation adjustments	-	-	-	9,763	9,763
Comprehensive income					150,501

Shares issued for stock options and employee benefit plans	6	(1,016)	-	-	(1,010)
Share-based compensation	-	18,968	-	-	18,968
Excess tax benefit from share-based compensation	-	362	-	-	362
Dividend declared	-	-	(23,882)	-	(23,882)

Balances at September 26, 2009	$3,186	$1,207,374	$616,896	$13,525	$1,840,981

Balances at July 3, 2010	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

Net income	-	-	188,876	-	188,876
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(5,364)	(5,364)
Translation adjustments	-	-	-	11,256	11,256
Comprehensive income					194,768

Shares issued for stock options and employee benefit plans	24	39,453	-	-	39,477
Share-based compensation	-	22,342	-	-	22,342
Excess tax benefit from share-based compensation	-	2,587	-	-	2,587
Repurchase of common stock	(36)	-	(137,464)	-	(137,500)
Dividend declared	-	-	(44,294)	-	(44,294)

Balances at October 2, 2010	$2,957	$1,567,364	$(22,935)	$35,287	$1,582,673

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	October 2,	July 3,
	2010	2010

Cumulative translation adjustments	$46,317	$35,061
Cumulative effect of previously adopted accounting pronouncements and minimum pension liability, net of taxes	(3,574)	(3,574)
Unrealized losses on cash flow hedging derivatives, net of taxes of $5,389 and $1,920	(7,456)	(2,092)
Accumulated other comprehensive income	$35,287	$29,395

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended
	October 2,	September 26,
	2010	2009

Net income	$188,876	$140,827

Total weighted-average basic shares	296,304	318,286

Dilutive securities:
Employee benefit and share award plans	1,380	812
Stock option programs	3,565	2,017

Total weighted-average diluted shares	301,249	321,115

Net income per share:
Basic	$0.64	$0.44
Diluted	$0.63	$0.44

At October 2, 2010, options to purchase 7,235 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $38.41 to $51.56, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended
	October 2,	September 26,
	2010	2009

Share-based compensation expense	$22,342	$18,968
Income tax benefit related to share-based compensation expense	7,828	6,665

Stock Options

A summary of option activity under the Coach stock option plans as of October 2, 2010 and changes during the period then ended is as follows:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise Price

Outstanding at July 3, 2010	24,905	$30.87
Granted	3,330	38.45
Exercised	(1,774)	28.26
Forfeited or expired	(139)	33.57
Outstanding at October 2, 2010	26,322	31.99
Vested and expected to vest at October 2, 2010	26,207	31.96
Exercisable at October 2, 2010	17,581	31.59

At October 2, 2010, $70,848 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2011 and fiscal 2010 was $11.17 and $9.56, respectively.  The total intrinsic value of options exercised during the first quarter of fiscal 2010 and fiscal 2009 was $21,361 and $4,183, respectively.  The total cash received from these option exercises was $50,117 and $4,622, respectively, and the actual tax benefit realized from these option exercises was $7,892 and $1,639, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended October 2, 2010:

	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value

Non-vested at July 3, 2010	3,780	$29.40
Granted	1,795	38.45
Vested	(893)	32.33
Forfeited	(47)	30.35
Non-vested at October 2, 2010	4,635	32.31

At October 2, 2010, $108,554 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2011 and fiscal 2010 was $38.45 and $29.31, respectively.  The total fair value of shares vested during the first quarter of fiscal 2011 and fiscal 2010 was $34,608 and $16,175, respectively.

5.	Fair Value Measurements

In accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” the Company categorizes its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  The three levels of the hierarchy are defined as follows:

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at October 2, 2010 and July 3, 2010:

	Level 2		Level 3
	October 2,	July 3,	October 2,	July 3,
	2010	2010	2010	2010
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	394	2,052	-	-
Total	$394	$2,052	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$10,065	$5,120	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	9,323	2,418
Total	$10,065	$5,120	$9,323	$2,418

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

(c) The Company is a party to a cross-currency swap transaction to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan's U.S. dollar-denominated fixed rate intercompany loan.  The fair value of this cash flow hedge is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company's credit risk.

As of October 2, 2010 and July 3, 2010, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This auction rate security is currently rated A, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  The fair value of the Company’s ARS has been $6,000 since the beginning of the Company’s first quarter of fiscal 2010.

As of October 2, 2010 and July 3, 2010, the fair value of the Company’s cross-currency swap derivatives were included within accrued liabilities.  The Company uses a management model, to value these derivatives, which includes a combination of observable inputs, such as tenure of the agreement and notional amount, and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swaps during the first quarters of fiscal 2011 and 2010:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Cross-Currency Swaps
Balance at July 3, 2010	$2,418
Unrealized loss, recorded in accumulated other comprehensive income	6,905
Balance at October 2, 2010	$9,323

Balance at June 27, 2009	$36,118
Unrealized loss, recorded in accumulated other comprehensive income	15,059
Balance at September 26, 2009	$51,177

The Company’s short-term investments of $90,592 and $99,928 as of October 2, 2010 and July 3, 2010, respectively, consist of U.S. treasury bills and commercial paper which are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity.  They are stated at amortized cost, which approximates fair market value due to their short maturities.

6.	Commitments and Contingencies

At October 2, 2010, the Company had letters of credit outstanding totaling $147,380.  The letters of credit, which expire at various dates through 2013, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

7.	Derivative Instruments and Hedging Activities

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations.  However, the Company is exposed to foreign currency exchange risk related to Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases and Coach Japan’s $139,400 U.S. dollar-denominated fixed rate intercompany loan.  Coach uses derivative financial instruments to manage these risks.  These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases.  As of October 2, 2010 and July 3, 2010, $185,593 and $248,555 of foreign currency forward contracts were outstanding, respectively.

On July 1, 2005, to manage the exchange rate risk related to its $231,000 intercompany loan, Coach Japan entered into a cross-currency swap transaction.  The terms of the cross-currency swap transaction included an exchange of a Japanese Yen fixed interest rate for a U.S. dollar fixed interest rate and an exchange of Japanese Yen and U.S. dollar-based notional values.  On July 2, 2010, the maturity date of the original intercompany loan, Coach Japan repaid the loan and settled the cross-currency swap, and entered into a new $139,400 intercompany loan agreement.  Concurrently, to manage the exchange rate risk on the new loan, Coach Japan entered into a new cross-currency swap transaction, the terms of which included an exchange of a Japanese Yen fixed interest rate for a U.S. dollar fixed interest rate.  The loan matures on June 30, 2011, at which point the swap requires an exchange of Japanese Yen and U.S. dollar based notional values.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging	Balance Sheet	Fair Value
Instruments	Classification	At October 2, 2010	At July, 3, 2010

Foreign exchange contracts	Other Current Assets	$394	$2,052
Total derivative assets		$394	$2,052

Foreign exchange contracts	Accrued Liabilities	$19,388	$7,538
Total derivative liabilities		$19,388	$7,538

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended
Derivatives in Cash Flow	October 2,	September 26,
Hedging Relationships	2010	2009

Foreign exchange contracts	$(5,816)	$(1,359)

Total	$(5,816)	$(1,359)

For the first quarters of fiscal 2011 and fiscal 2010, the amounts above are net of tax of $3,882 and $985, respectively.

Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Reclassified from	Quarter Ended
Accumulated OCI into Income	October 2,	September 26,
(Effective Portion)	2010	2009

Cost of Sales	$(840)	$(2,189)

Total	$(840)	$(2,189)

During the quarters ended October 2, 2010 and September 26, 2009, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $12,072 of net derivative losses included in accumulated other comprehensive income at October 2, 2010 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the Japanese Yen and Canadian Dollar exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	October 2,	July 3,
	2010	2010

Balance at beginning of period	$(2,092)	$(335)
Net losses transferred to earnings	452	1,606
Change in fair value, net of tax	(5,816)	(3,363)
Balance at end of period	$(7,456)	$(2,092)

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first quarter of fiscal 2011 ended October 2, 2010, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at July 3, 2010	$304,345	$1,516	$305,861

Foreign exchange impact	15,810	-	15,810

Goodwill balance at October 2, 2010	$320,155	$1,516	$321,671

At October 2, 2010 and July 3, 2010, intangible assets not subject to amortization consisted of $9,788 of trademarks.

9.	Segment Information

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended October 2, 2010

Net sales	$775,469	$136,200	$-	$911,669
Operating income	300,333	76,064	(90,737)	285,660
Income before provision for income taxes	300,333	76,064	(91,299)	285,098
Depreciation and amortization expense	21,220	3,036	7,995	32,251
Additions to long-lived assets	20,026	2,171	4,593	26,790

Quarter Ended September 26, 2009

Net sales	$653,892	$107,545	$-	$761,437
Operating income	246,821	62,267	(85,841)	223,247
Income before provision for income taxes	246,821	62,267	(84,006)	225,082
Depreciation and amortization expense	20,636	2,800	9,944	33,380
Additions to long-lived assets	14,636	754	3,782	19,172

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:
	Quarter Ended
	October 2,	September 26,
	2010	2009

Production variances	$16,367	$5,353
Advertising, marketing and design	(37,406)	(32,366)
Administration and information systems	(57,496)	(48,141)
Distribution and customer service	(12,202)	(10,687)

Total corporate unallocated	$(90,737)	$(85,841)

10.	Stock Repurchase Program

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

For the first quarter of fiscal 2011, the Company repurchased and retired 3,585 shares of common stock at an average cost of $38.35 per share.  The Company did not repurchase any shares of common stock during the first quarter of fiscal 2010.  As of October 2, 2010, Coach had $422,128 remaining in the stock repurchase program.

11.	Change in Accounting Principle

Coach adopted the FASB’s guidance for accounting for uncertainty in income taxes, codified within ASC 740 “Income Taxes,” on July 1, 2007, the first day of fiscal 2008.  At adoption, Coach elected to classify interest and penalties related to uncertain tax positions as a component of interest expense included within Interest income, net.  On July 4, 2010, the Company changed its method of accounting to include such amounts as a component of the provision for income taxes.  The Company believes this change is preferable because: it will improve Coach’s comparability with its industry peers; it is more consistent with the way in which the Company manages the settlement of uncertain tax positions as one overall amount inclusive of interest and penalties; and it will provide more meaningful information to investors by including only interest expense related to revolving credit facilities and long-term debt financing activities within Interest income, net.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The change in accounting method for presentation of interest and penalties for uncertain tax positions was completed in accordance with ASC 250, “Accounting Changes and Error Corrections.”  Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented.  The change to current or historical periods presented herein due to the change in accounting principle was limited to income statement classification, with no effect on net income.

The following table details the retrospective application impact on previously reported amounts:

For the Quarter Ended September 26, 2009	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Interest (expense) income, net	$(596)	$2,431	$1,835
Provision for income taxes	81,824	2,431	84,255

The following table shows the impact of the accounting principle change on reported balances for the quarter ended October 2, 2010:

For the Quarter Ended October 2, 2010	As Computed Under Prior Method	Effect of Accounting Principle Change	As Reported Under Current Method
Interest income, net	$(1,842)	$2,090	$248
Provision for income taxes	94,132	2,090	96,222

12.	Recent Accounting Developments

ASC 820-10 “Fair Value Measurements and Disclosures,” was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which are effective for the Company beginning on January 2, 2011.  The disclosure guidance adopted on December 27, 2009 did not have a material impact on our consolidated financial statements and we do not expect the additional disclosure requirements, effective for the Company beginning on January 2, 2011, to have a material impact on our consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document.  When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.  The fiscal year ending July 2, 2011 (“fiscal 2011”) is a 52-week period.  The fiscal year ended July 3, 2010 (“fiscal 2010”) was a 53-week period.

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

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity.  To that end, we are focused on four key initiatives:

•
Build market share in the North American women’s accessories market.  As part of our culture of innovation and continuous improvement, we implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store and online experience.  These initiatives, supported by a comprehensive digital media strategy, will enable us to continue to leverage our leadership position in the market.

•
Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in under-penetrated existing markets.  We believe that North America can support about 500 retail stores in total, including up to 30 in Canada.  Through the first quarter of fiscal 2011, we opened three new retail locations.  The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace, with a focus on new markets.

•
Build Men’s market share globally, with a focus in North American, Japan and the rest of Asia.  The Men’s market is a global multichannel opportunity for locations in retail stores, factory locations and through distributor locations.  We have implemented a number of initiatives to elevate our men’s product offering through image-enhancing and accessible locations. During the first quarter of fiscal 2011, we opened our first five men’s standalone factory stores.  In addition, based on our initial success with our men’s store on Bleecker Street, we will be opening additional men’s retail store locations later during fiscal 2011 in select markets in North America.

•
Raise brand awareness in emerging markets, notably in China, where our brand awareness is increasing and the category is developing rapidly.  China represents the single largest emerging market for Coach and the pace of our future retail store openings will reflect this opportunity.

We believe the growth strategies outlined above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities.  However, the current macroeconomic environment, while improving, continues to present a challenging retail market in which consumers, notably in North America and Japan, remain cautious.  The Company believes long-term growth can still be achieved through a combination of expanded distribution with an emphasis on China, along with a focus on innovation to support productivity and disciplined expense control.  Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which complement our full-price U.S. business.  With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage our business to take advantage of profitable growth opportunities.

FIRST QUARTER OF FISCAL 2011 HIGHLIGHTS

The key metrics of the first quarter of fiscal 2011 were:

•	Earnings per diluted share increased 43.0% to $0.63.

•	Net sales increased 19.7% to $911.7 million.

•	Direct-to-consumer sales rose 18.6% to $775.5 million.

•	Comparable store sales in North America increased 8.5%, primarily due to improved conversion in our factory and full-priced stores.

•
In North America, Coach opened three new retail and seven new factory stores, including five Men’s stand-alone factory stores, bringing the total number of retail and factory stores to 345 and 128, respectively, at the end of the first quarter of fiscal 2011.

•
Coach China results continued to be strong with double-digit growth in comparable stores.  Coach China opened eight new locations, bringing the total number of locations at the end of the first quarter of fiscal 2011 to 49.

•	Coach Japan opened two new locations, bringing the total number of locations at the end of the first quarter of fiscal 2010 to 163.

•	Coach Japan sales, when translated into U.S. dollars, rose 13.8% to $173.1 million. This increase includes a 10.6% positive impact from currency translation.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2011 COMPARED TO FIRST QUARTER FISCAL 2010

The following table summarizes results of operations for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010:

	Quarter Ended
	October 2, 2010		September 26, 2009		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$911.7	100.0%	$761.4	100.0%	$150.2	19.7%

Gross profit	676.2	74.2	550.2	72.3	126.0	22.9

Selling, general and administrative expenses	390.5	42.8	326.9	42.9	63.6	19.4

Operating income	285.7	31.3	223.2	29.3	62.4	28.0

Interest income, net	0.2	0.0	1.8	0.2	(1.6)	nm	*

Other expense	0.8	0.1	-	0.0	0.8	nm	*

Provision for income taxes	96.2	10.6	84.3	11.1	12.0	14.2

Net income	188.9	20.7	140.8	18.5	48.0	34.1

Net income per share:
Basic	$0.64		$0.44		$0.19	44.1%
Diluted	0.63		0.44		0.19	43.0

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	October 2,	September 26,	Rate of	October 2,	September 26,
	2010	2009	Change	2010	2009
	(dollars in millions)

Direct-to-Consumer	$775.5	$653.9	18.6%	85.1%	85.9%
Indirect	136.2	107.5	26.7	14.9	14.1
Total net sales	$911.7	$761.4	19.7	100.0%	100.0%

Direct-to-Consumer

Net sales increased 18.6% to $775.5 million during the first quarter of fiscal 2011 from $653.9 million during the same period in fiscal 2010, driven by sales increases in our Company-operated stores in North America, Japan and China.

In North America, net sales increased 17.0% driven by a 8.5% increase in comparable store sales and sales from new and expanded stores.  Since the end of the first quarter of fiscal 2010, Coach opened 5 net new retail stores and 12 new factory stores, and expanded three factory stores in North America.  In Japan, net sales increased 13.8% driven by an approximately $16.1 million or 10.6% positive impact from foreign currency exchange.  Since the end of the first quarter of fiscal 2010, Coach opened six net new locations and expanded two locations in Japan.  Coach China results continued to be strong with double-digit growth in comparable store sales.  Since the end of the first quarter of fiscal 2010, Coach opened 16 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 26.7% to $136.2 million in the first quarter of fiscal 2011 from $107.5 million during the same period of fiscal 2010.  The increase was driven primarily by a 23.1% and 35.7% increase in U.S. Wholesale and Coach International Wholesale, respectively.  Licensing revenue of approximately $4.2 million and $3.5 million in the first quarter of fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

Operating Income

Operating income increased 28.0% to $285.7 million in the first quarter of fiscal 2011 as compared to $223.2 million in the first quarter of fiscal 2010.  Operating margin increased to 31.3% as compared to 29.3% in the same period of the prior year, mainly due to an improvement in gross margin.

Gross profit increased 22.9% to $676.2 million in the first quarter of fiscal 2011 from $550.2 million during the same period of fiscal 2010.  Gross margin was 74.2% in the first quarter of fiscal 2011 as compared to 72.3% during the same period of fiscal 2010.  The gross margin improvement was primarily due to sourcing cost improvements, notably in the factory channel where product mix continued to favor higher margin, made-for-factory product.

Selling, general and administrative expenses increased 19.4% to $390.5 million in the first quarter of fiscal 2011 as compared to $326.9 million in the first quarter of fiscal 2010, driven primarily by increased selling expenses.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 42.8% during the first quarter of fiscal 2011 as compared to 42.9% during the first quarter of fiscal 2010 as we leveraged our selling expense base on higher sales.

Selling expenses were $269.1 million, or 29.5% of net sales, in the first quarter of fiscal 2011 compared to $232.9 million, or 30.6% of net sales, in the first quarter of fiscal 2010.  The dollar increase in selling expenses was due to higher operating expenses in North American stores, Coach China and Japan, due to openings.  North American store expenses as a percentage of sales decreased primarily due to operating efficiencies achieved since the end of the first quarter of fiscal 2010.  The decrease in Coach Japan operating expenses in constant currency of $0.6 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $6.1 million.

Advertising, marketing, and design costs were $51.0 million, or 5.6% of net sales, in the first quarter of fiscal 2011, compared to $34.6 million, or 4.5% of net sales, during the same period of fiscal 2010.  The increase was primarily due to new design expenditures and development costs for new merchandising initiatives.  Also contributing to the increase were marketing expenses related to consumer communications, coach.com, our global e-commerce sites, marketing sites and social networking websites.  The Company utilizes and continues to explore implementing new technologies such as our sites, social networking websites and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.

Distribution and consumer service expenses were $12.9 million, or 1.4% of net sales, in the first quarter of fiscal 2011, compared to $11.3 million, or 1.5% of net sales, in the first quarter of fiscal 2010.

Administrative expenses were $57.5 million, or 6.3% of net sales, in the first quarter of fiscal 2011 compared to $48.1 million, or 6.3% of net sales, during the same period of fiscal 2010.  The increase in administrative expenses was primarily due to higher share-based compensation and performance-based compensation.

Interest Income, Net

Net interest income was $0.2 million in the first quarter of fiscal 2011 as compared to $1.8 million in the first quarter of fiscal 2010.  The decrease is attributable to lower returns on our investments primarily due to changes in interest rates, including interest rates on the cross-currency swaps, and lower cash and investment balances.

Provision for Income Taxes

The effective tax rate was 33.75% in the first quarter of fiscal 2011 as compared to 37.43% in the first quarter of fiscal 2010.  The decrease in the effective tax rate is primarily attributable to higher profitability in lower tax rate jurisdictions in which income is earned and a lower effective state tax rate.

Net Income

Net income was $188.9 million in the first quarter of fiscal 2011 as compared to $140.8 million in the first quarter of fiscal 2010.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $177.5 million in the first quarter of fiscal 2011 compared to $240.5 million in the first quarter of fiscal 2010.  The decrease of $63.1 million was primarily the result of working capital changes between the two periods, the most significant of which occurred in inventory, accrued liabilities and accounts receivable, partially offset by the increase in net income of $48.0 million in the current period.  Changes during the period in inventory balances resulted in a use of cash of $97.7 million in the current fiscal period compared to a source of cash of $5.2 million in the prior fiscal period, primarily due to higher inventory levels year over year driven by the improved overall economic conditions.  Changes during the period in accrued liabilities balances provided cash of $15.1 million in the current fiscal period, compared to $69.6 million in the prior fiscal period, primarily due to higher bonus payouts in the current year.  Changes during the period in accounts receivable balances used cash of $23.7 million in the current fiscal period compared to providing cash of $5.2 million in the prior fiscal period, primarily driven by an increase in net sales in the current period, as well as the timing of sales and receipts.

Net cash used in investing activities was $14.5 million in the first quarter of fiscal 2011 compared to $20.0 million in the first quarter of fiscal 2010.  Proceeds from maturities and sales of investments, net of purchases of investments, resulted in investing cash inflows of $9.3 million in the current fiscal period.  The Company had no comparable investment activity in the prior fiscal year period.  Purchases of property and equipment were $23.1 million in the current fiscal period, which was $3.0 million higher than the prior year period, reflecting planned increased capital investment.

Net cash used in financing activities was $140.3 million in the first quarter of fiscal 2011 as compared to $32.4 million in the first quarter of fiscal 2010.  The increase of $107.9 million in net cash used was attributable to $137.5 million in funds expended in the first three months of fiscal 2011 for repurchases of common stock, with no repurchases occurring in the prior fiscal period, as well as $20.9 million higher dividend payments, due to the higher dividend payment rate in the current fiscal period.  The overall increase in net cash used in financing activities was partially offset by $40.5 million higher proceeds from exercises of share-based awards in the current fiscal period.

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100 million revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012.  At Coach’s request and the lenders’ consent, the Bank of America facility can be expanded to $200 million.  The facility can also be extended for two additional one year periods, at Coach’s request and the lenders’ consent.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first quarter of fiscal 2011 and fiscal 2010 there were no borrowings under the Bank of America facility.  Accordingly, as of October 2, 2010 and September 26, 2009, there were no outstanding borrowings under the Bank of America facility.  The Company’s borrowing capacity as of October 2, 2010 was $90.0 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At October 2, 2010, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default.  Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 4.1 billion Japanese Yen, or approximately $49.2 million, at October 2, 2010.  Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points.  During the first quarter of fiscal 2011 and fiscal 2010, there were no borrowings under the Japanese credit facilities.  As of October 2, 2010 and July 3, 2010, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 67 million Chinese Renminbi, or approximately $10 million, at October 2, 2010.  Interest is based on the People's Bank of China rate.  During the first quarter of fiscal 2011 and fiscal 2010, the peak borrowings under this credit facility were $0 and $7.5 million, respectively.  As of October 2, 2010 and July 3, 2010, there were no outstanding borrowings under this facility.

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

During the first quarter of fiscal 2011, the Company repurchased and retired 3.6 million shares, or $137.5 million of common stock, at an average cost of $38.35.  The Company did not repurchase any common stock during the first quarter of fiscal 2010.  As of October 2, 2010, $422.1 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

The Company expects total capital expenditures for the fiscal year ending July 2, 2011 to be approximately $150 million.  Capital expenditures will be primarily for new stores in North America, Japan, Hong Kong and mainland China.  We will also continue to invest in corporate infrastructure and department store and distributor locations.  These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first quarter fiscal 2010, Coach purchased approximately $331 million of inventory, which was funded by operating cash flow.

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

NON-GAAP MEASURES

Currency Fluctuation Effects

Percentage increase in sales in the first quarter of fiscal 2011 for Coach Japan has been presented both including and excluding currency fluctuation effects from translating foreign-denominated sales into U.S. dollars and compared to the same period in the prior fiscal year.

We believe that presenting Coach Japan sales increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on this valuable performance measure of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 3, 2010 are those that depend most heavily on these judgments and estimates.  As of October 2, 2010, there have been no material changes to any of the critical accounting policies contained therein other than the Company’s change in accounting method for interest and penalties related to uncertain tax positions.  See the footnote on Change in Accounting Principle.

Recent Accounting Developments

ASC 820-10 “Fair Value Measurements and Disclosures,” was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which are effective for the Company beginning on January 2, 2011.  The disclosure guidance adopted on December 27, 2009 did not have a material impact on our consolidated financial statements and we do not expect the additional disclosure requirements, effective for the Company beginning on January 2, 2011, to have a material impact on our consolidated financial statements.

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

Substantially all of Coach’s fiscal 2011 non-licensed product needs are purchased from independent manufacturers in countries other than the United States.  These countries include China, Italy, Hong Kong, India, Thailand, Vietnam, Peru, Philippines, Turkey, Ecuador, Great Britain, Macau and Malaysia.  Additionally, sales are made through international channels to third party distributors.  Substantially all purchases and sales involving international parties, excluding Coach Japan and Coach China, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases.  Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.  As of October 2, 2010 and July 3, 2010, open foreign currency forward contracts designated as hedges with a notional amount of $185.6 million and $248.6 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $139.4 million U.S. dollar-denominated fixed rate intercompany loan from Coach.  To manage this risk, on July 2, 2010, Coach Japan entered into a cross-currency swap transaction, the terms of which include an exchange of a Japanese Yen fixed interest rate for a U.S. dollar fixed interest rate.  The loan matures on June 30, 2011, at which point the swap requires an exchange of Japanese Yen and U.S. dollar based notional values.

The fair value of open foreign currency derivatives included in current assets at October 2, 2010 and July 3, 2010 was $0.4 million and $2.1 million, respectively.  The fair value of open foreign currency derivatives included in current liabilities at October 2, 2010 and September 26, 2009 was $19.4 million and $7.5 million, respectively.  The fair value of these contracts is sensitive to changes in Japanese Yen and Canadian Dollar exchange rates.

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

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities.  As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale.  At October 2, 2010 and July 3, 2010, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $90.6 million and $99.9 million, on those dates respectively.  As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments.  At October 2, 2010 and July 3, 2010, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security.  At October 2, 2010, as the auction rate security’s adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of October 2, 2010, the Company had no outstanding borrowings on its Bank of America facility, nor its revolving credit facilities maintained by Coach Japan and Coach Shanghai.  The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of October 2, 2010, Coach’s outstanding long-term debt, including the current portion, was $24.8 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of October 2, 2010.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the first quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 1 (7/4/2010 - 8/7/2010)	-	$-	-	$559,627
Period 2 (8/8/2010 - 9/4/2010)	2,333	37.66	2,333	471,782
Period 3 (9/5/2010 - 10/2/2010)	1,252	39.65	1,252	422,128
Total	3,585		3,585

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
April 20, 2010	$ 1.0 billion	June 2012

ITEM 6.	Exhibits

(a)	Exhibits

18	Letter re: change in accounting principle

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Michael F. Devine, III
Name:	Michael F. Devine, III
Title:	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated:  November 8, 2010