Form 10-Q
period 2011-01-01
COACH INC
filed 2011-02-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [✓]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [✓] No

On January 25, 2011, the Registrant had 295,774,252 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 37 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS
Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At January 1, 2011 and July 3, 2010	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Six Months Ended
	January 1, 2011 and December 26, 2009	5

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended
	January 1, 2011 and December 26, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 6.	Exhibits	36

SIGNATURE		37

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

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	January 1,	July 3,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$784,232	$596,470
Short-term investments	155,600	99,928
Trade accounts receivable, less allowances of $11,500 and $6,965, respectively	180,583	109,068
Inventories	367,410	363,285
Other current assets	134,799	133,890

Total current assets	1,622,624	1,302,641

Property and equipment, net	541,471	548,474
Goodwill	330,032	305,861
Other assets	300,544	310,139

Total assets	$2,794,671	$2,467,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$103,876	$105,569
Accrued liabilities	461,489	422,725
Revolving credit facilities	27,119	-
Current portion of long-term debt	790	742

Total current liabilities	593,274	529,036

Long-term debt	23,550	24,159
Other liabilities	439,389	408,627

Total liabilities	1,056,213	961,822

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 295,756,490 and 296,867,247 shares, respectively	2,958	2,969
Additional paid-in-capital	1,846,163	1,502,982
Accumulated deficit	(151,760)	(30,053)
Accumulated other comprehensive income	41,097	29,395

Total stockholders' equity	1,738,458	1,505,293

Total liabilities and stockholders' equity	$2,794,671	$2,467,115

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009

Net sales	$1,264,457	$1,065,005	$2,176,126	$1,826,442

Cost of sales	349,281	294,066	584,779	505,325

Gross profit	915,176	770,939	1,591,347	1,321,117

Selling, general and administrative expenses	461,841	390,102	852,352	717,033

Operating income	453,335	380,837	738,995	604,084

Interest income, net	230	1,904	478	3,739

Other expense	(1,124)	-	(1,934)	-

Income before provision for income taxes	452,441	382,741	737,539	607,823

Provision for income taxes	149,013	141,791	245,235	226,046

Net income	$303,428	$240,950	$492,304	$381,777

Net income per share

Basic	$1.02	$0.76	$1.66	$1.20
Diluted	$1.00	$0.75	$1.62	$1.19

Shares used in computing net income per share
Basic	297,214	317,458	296,913	317,761
Diluted	304,655	321,381	303,106	321,137

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	January 1,	December 26,
	2011	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$492,304	$381,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,479	61,433
Provision for bad debt	3,243	1,454
Share-based compensation	47,323	38,888
Excess tax benefit from share-based compensation	(38,015)	(18,994)
Deferred income taxes	15,260	(14,464)
Other, net	(10,797)	(7,838)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(70,028)	(69,590)
(Increase) decrease in inventories	(683)	59,544
Decrease in other assets	5,681	925
(Decrease) increase in accounts payable	(4,718)	17,431
Increase in accrued liabilities	36,763	129,701
Increase in other liabilities	45,404	23,969
Net cash provided by operating activities	585,216	604,236

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(3,928)	-
Acquisition of distributor	-	(1,200)
Purchases of property and equipment	(49,198)	(36,899)
Purchases of investments	(175,575)	-
Proceeds from maturities and sales of investments	119,903	-
Net cash used in investing activities	(108,798)	(38,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(89,057)	(47,726)
Repurchase of common stock	(524,999)	(300,000)
Repayment of long-term debt	(562)	(504)
Borrowings (repayments) of revolving credit facilities	27,119	(7,496)
Proceeds from share-based awards, net	257,937	67,404
Excess tax benefit from share-based compensation	38,015	18,994
Net cash used in financing activities	(291,547)	(269,328)

Effect of changes in foreign exchange rates on cash and cash equivalents	2,891	6,006

Increase in cash and cash equivalents	187,762	302,815
Cash and cash equivalents at beginning of period	596,470	800,362
Cash and cash equivalents at end of period	$784,232	$1,103,177

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter ended January 1, 2011 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2011 (“fiscal 2011”).

The Company evaluated subsequent events through the date these financial statements were issued, and disclosure is in the Subsequent Event note.

2.	Stockholders’ Equity

Activity for the quarters ended January 1, 2011 and December 26, 2009 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings/	Other	Total
	Stockholders'	Paid-in-	(Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit)	Income	Equity

Balances at June 27, 2009	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

Net income	-	-	381,777	-	381,777
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	1,126	1,126
Translation adjustments	-	-	-	8,945	8,945
Comprehensive income					391,848

Shares issued for stock options and employee
benefit plans	45	67,359	-	-	67,404
Share-based compensation	-	38,888	-	-	38,888
Excess tax benefit from share-based compensation	-	18,994	-	-	18,994
Repurchase of common stock	(85)	-	(299,915)	-	(300,000)
Dividend declared	-	-	(47,610)	-	(47,610)

Balances at December 26, 2009	$3,140	$1,314,301	$534,203	$13,922	$1,865,566

Balances at July 3, 2010	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

Net income	-	-	492,304	-	492,304
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(6,458)	(6,458)
Translation adjustments	-	-	-	18,160	18,160
Comprehensive income					504,006

Shares issued for stock options and employee
benefit plans	94	257,843	-	-	257,937
Share-based compensation	-	47,323	-	-	47,323
Excess tax benefit from share-based compensation	-	38,015	-	-	38,015
Repurchase of common stock	(105)	-	(524,894)	-	(524,999)
Dividend declared	-	-	(89,117)	-	(89,117)

Balances at January 1, 2011	$2,958	$1,846,163	$(151,760)	$41,097	$1,738,458

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	January 1,	July 3,
	2011	2010

Cumulative translation adjustments	$53,221	$35,061
Cumulative effect of previously adopted accounting pronouncements and minimum pension liability, net of taxes	(3,574)	(3,574)
Net unrealized losses on cash flow hedging derivatives, net of taxes of $5,959 and $1,920	(8,550)	(2,092)
Accumulated other comprehensive income	$41,097	$29,395

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009

Net income	$303,428	$240,950	$492,304	$381,777

Total weighted-average basic shares	297,214	317,458	296,913	317,761

Dilutive securities:
Employee benefit and
share award plans	1,777	1,181	1,578	996
Stock option programs	5,664	2,742	4,615	2,380

Total weighted-average diluted shares	304,655	321,381	303,106	321,137

Net income per share:
Basic	$1.02	$0.76	$1.66	$1.20
Diluted	$1.00	$0.75	$1.62	$1.19

At January 1, 2011, options to purchase 52 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $53.02 to $55.91, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Six Months Ended

	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009

Share-based compensation expense	$24,981	$19,920	$47,323	$38,888
Income tax benefit related to
share-based compensation expense	8,754	6,957	16,582	13,622

Stock Options

A summary of option activity under the Coach stock option plans as of January 1, 2011 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at July 3, 2010	24,905	$30.87
Granted	3,450	38.85
Exercised	(8,682)	30.79
Forfeited or expired	(414)	40.15
Outstanding at January 1, 2011	19,259	32.13
Vested and expected to vest at January 1, 2011	19,163	32.10
Exercisable at January 1, 2011	10,587	31.39

At January 1, 2011, $62,308 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2011 and fiscal 2010 was $11.28 and $10.93, respectively.  The total intrinsic value of options exercised during the first six months of fiscal 2011 and fiscal 2010 was $168,263 and $69,244, respectively.  The total cash received from these option exercises was $267,353 and $71,442, respectively, and the actual tax benefit realized from these option exercises was $62,833 and $26,650, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended January 1, 2011:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at July 3, 2010	3,780	$29.40
Granted	1,919	39.10
Vested	(981)	32.30
Forfeited	(141)	32.15
Non-vested at January 1, 2011	4,577	32.70

At January 1, 2011, $100,177 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first six months of fiscal 2011 and fiscal 2010 was $39.10 and $32.61, respectively.  The total fair value of shares vested during the first six months of fiscal 2011 and fiscal 2010 was $39,123 and $17,784, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at January 1, 2011 and July 3, 2010:

	Level 2		Level 3
	January 1,	July 3,	January 1,	July 3,
	2011	2010	2011	2010
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	-	2,052	-	-
Total	$-	$2,052	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$9,694	$5,120	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	13,285	2,418
Total	$9,694	$5,120	$13,285	$2,418

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

As of January 1, 2011 and July 3, 2010, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This ARS is currently rated A, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

As of January 1, 2011 and July 3, 2010, the fair value of the Company’s cross-currency swap derivatives were included within accrued liabilities.  The Company uses a management model to value these derivatives, which includes a combination of observable inputs, such as tenure of the agreement and notional amount,

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swaps during the first six months of fiscal 2011 and 2010:

Cross-Currency Swaps
Balance at July 3, 2010	$2,418
Unrealized loss, recorded in accumulated other comprehensive income	10,867
Balance at January 1, 2011	$13,285

Balance at June 27, 2009	$36,118
Unrealized loss, recorded in accumulated other comprehensive income	10,362
Balance at December 26, 2009	$46,480

The Company’s short-term investments of $155,600 and $99,928 as of January 1, 2011 and July 3, 2010, respectively, consist of U.S. treasury bills and commercial paper which are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity.  They are stated at amortized cost, which approximates fair market value due to their short maturities.

6.	Commitments and Contingencies

At January 1, 2011, the Company had letters of credit outstanding totaling $140,530.  The letters of credit, which expire at various dates through 2013, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases.  As of January 1, 2011 and July 3, 2010, $123,923 and $248,555 of foreign currency forward contracts were outstanding, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging	Balance Sheet	Fair Value
Instruments	Classification	At January 1, 2011	At July, 3, 2010

Foreign exchange contracts	Other Current Assets	$-	$2,052
Total derivative assets		$-	$2,052

Foreign exchange contracts	Accrued Liabilities	$22,979	$7,538
Total derivative liabilities		$22,979	$7,538

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Six Months Ended
Derivatives in Cash Flow	January 1,	December 26,	January 1,	December 26,
Hedging Relationships	2011	2009	2011	2009

Foreign exchange contracts	$(3,341)	$279	$(9,174)	$(1,079)
Total	$(3,341)	$279	$(9,174)	$(1,079)

For the second quarter of fiscal 2011 and fiscal 2010, the amounts above are net of tax of $(2,176) and $203, respectively.  For the first six months of fiscal 2011 and fiscal 2010, the amounts above are net of tax of $(6,043) and $(781), respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Loss Reclassified	Quarter Ended		Six Months Ended
from Accumulated OCI into	January 1,	December 26,	January 1,	December 26,
Income (Effective Portion)	2011	2009	2011	2009

Cost of Sales	$3,880	$1,615	$4,720	$3,804
Total	$3,880	$1,615	$4,720	$3,804

During the six months ended January 1, 2011 and December 26, 2009, there were no material gains or losses recognized in income due to hedge ineffectiveness.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The Company expects that $14,147 of net derivative losses included in accumulated other comprehensive income at January 1, 2011 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the Japanese Yen and Canadian Dollar exchange rates.

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	January 1,	July 3,
	2011	2010

Balance at prior year end balance sheet date	$(2,092)	$(335)
Net losses transferred to earnings	2,716	1,606
Change in fair value, net of tax	(9,174)	(3,363)
Balance at end of period	$(8,550)	$(2,092)

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first six months of fiscal 2011 ended January 1, 2011, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at July 3, 2010	$304,345	$1,516	$305,861

Foreign exchange impact	24,171	-	24,171

Goodwill balance at January 1, 2011	$328,516	$1,516	$330,032

At January 1, 2011 and July 3, 2010, intangible assets not subject to amortization consisted of $9,788 of trademarks.

9.	Segment Information

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended January 1, 2011

Net sales	$1,096,143	$168,314	$-	$1,264,457
Operating income	453,485	93,495	(93,645)	453,335
Income before provision for
income taxes	453,485	93,495	(94,539)	452,441
Depreciation and amortization expense	21,041	2,672	7,515	31,228
Additions to long-lived assets	13,721	5,841	5,859	25,421

Quarter Ended December 26, 2009

Net sales	$933,938	$131,067	$-	$1,065,005
Operating income	394,832	75,155	(89,150)	380,837
Income before provision for
income taxes	394,832	75,155	(87,246)	382,741
Depreciation and amortization expense	19,788	1,797	6,468	28,053
Additions to long-lived assets	3,330	401	6,457	10,188

Six Months Ended January 1, 2011

Net sales	$1,871,612	$304,514	$-	$2,176,126
Operating income	753,818	169,559	(184,382)	738,995
Income before provision for
income taxes	753,818	169,559	(185,838)	737,539
Depreciation and amortization expense	42,261	5,708	15,510	63,479
Additions to long-lived assets	33,747	8,012	10,452	52,211

Six Months Ended December 26, 2009

Net sales	$1,587,830	$238,612	$-	$1,826,442
Operating income	641,653	137,422	(174,991)	604,084
Income before provision for
income taxes	641,653	137,422	(171,252)	607,823
Depreciation and amortization expense	40,424	4,597	16,412	61,433
Additions to long-lived assets	17,966	1,155	10,239	29,360

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended

	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009

Production variances	$23,916	$13,697	$40,283	$19,050
Advertising, marketing and design	(42,090)	(42,793)	(79,496)	(75,159)
Administration and
information systems	(60,091)	(48,489)	(117,587)	(96,630)
Distribution and customer service	(15,380)	(11,565)	(27,582)	(22,252)

Total corporate unallocated	$(93,645)	$(89,150)	$(184,382)	$(174,991)

10.	Stock Repurchase Program

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

For the second quarter of fiscal 2011 and fiscal 2010, the Company repurchased and retired 6,955 and 8,565 shares of common stock at an average cost of $55.72 and $35.03 per share, respectively.  For the first six months of fiscal 2011 and fiscal 2010, the Company repurchased and retired 10,540 and 8,565 shares of common stock at an average cost of $49.81 and $35.03 per share, respectively.  As of January 1, 2011, Coach had $34,628 remaining in the stock repurchase program.

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

The following tables detail the retrospective application impact on previously reported amounts:

For the Quarter Ended December 26, 2009	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Interest income, net	$112	$1,792	$1,904
Provision for income taxes	139,999	1,792	141,791

For the Six Months Ended December 26, 2009
Interest income (expense), net	$(484)	$4,223	$3,739
Provision for income taxes	221,823	4,223	226,046

The following tables show the impact of the accounting principle change on reported balances for the periods ended January 1, 2011:

For the Quarter Ended January 1, 2011	As Computed Under Prior Method	Effect of Accounting Principle Change	As Reported Under Current Method
Interest income, net	$(1,838)	$2,068	$230
Provision for income taxes	146,945	2,068	149,013

For the Six Months Ended January 1, 2011
Interest income, net	$(3,680)	$4,158	$478
Provision for income taxes	241,077	4,158	245,235

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

12.	Subsequent Event

In January 2011, Coach’s Board of Directors authorized a new $1,500,000 share repurchase program.

13.	Recent Accounting Developments

ASC 820-10 “Fair Value Measurements and Disclosures,” was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which are effective for the Company beginning on January 2, 2011.  The disclosure guidance adopted on December 27, 2009 did not have a material impact on our consolidated financial statements and we do not expect the additional disclosure requirements, effective for the Company beginning on January 2, 2011, to have a material impact on our consolidated financial statements.

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

•
Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in under-penetrated existing markets.  We believe that North America can support about 500 retail stores in total, including up to 30 in Canada.  Through the second quarter of fiscal 2011, we opened five new retail locations.  The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace, with a focus on new markets.

•
Build Men’s market share globally, with a focus in North American, Japan and the rest of Asia.  The Men’s market is a global multichannel opportunity for locations in retail stores, factory locations and through distributor locations.  We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. During the first six months of fiscal 2011, we opened our first five Men’s standalone factory stores.  In addition, based on our initial success with our Men’s store on Bleecker Street, we will be opening additional Men’s retail store locations later during fiscal 2011 in select markets in North America.

•
Raise brand awareness in emerging markets, notably in China, where our brand awareness is increasing and the category is developing rapidly.  China represents the single largest geographic opportunity for Coach, outside of North America, and the pace of our future retail store openings will reflect this opportunity.

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

SECOND QUARTER OF FISCAL 2011 HIGHLIGHTS

The key metrics of the second quarter of fiscal 2011 were:

•	Earnings per diluted share increased 32.8% to $1.00.

•	Net sales increased 18.7% to $1,264 million.

•	Direct-to-consumer sales rose 17.4% to $1,096 million.

•	Comparable store sales in North America increased 12.6%, primarily due to overall improved conversion and traffic in our factory and full-priced stores.

•
In North America, Coach opened two new retail and one new factory store, bringing the total number of retail and factory stores to 347 and 129, respectively, at the end of the second quarter of fiscal 2011.

•
Coach China results continued to be strong with double-digit growth in comparable stores.  Coach China opened three new locations, bringing the total number of locations at the end of the second quarter of fiscal 2011 to 52.

•	Coach Japan opened one new location, bringing the total number of locations at the end of the second quarter of fiscal 2010 to 164.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2011 COMPARED TO SECOND QUARTER FISCAL 2010

The following table summarizes results of operations for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010:

	Quarter Ended
	January 1, 2011		December 26, 2009		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,264.5	100.0%	$1,065.0	100.0%	$199.5	18.7%

Gross profit	915.2	72.4	770.9	72.4	144.2	18.7

Selling, general and
administrative expenses	461.8	36.5	390.1	36.6	71.7	18.4

Operating income	453.3	35.9	380.8	35.8	72.5	19.0

Interest income, net	0.2	0.0	1.9	0.2	(1.7)	nm *

Other expense	(1.1)	(0.1)	-	0.0	(1.1)	nm *

Provision for income taxes	149.0	11.8	141.8	13.3	7.2	5.1

Net income	303.4	24.0	241.0	22.6	62.5	25.9

Net income per share:
Basic	$1.02		$0.76		$0.26	34.5%
Diluted	1.00		0.75		0.25	32.8

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	January 1,	December 26,	Rate of	January 1,	December 26,
	2011	2009	Change	2011	2009
	(dollars in millions)

Direct-to-Consumer	$1,096.2	$933.9	17.4%	86.7%	87.7%
Indirect	168.3	131.1	28.4	13.3	12.3
Total net sales	$1,264.5	$1,065.0	18.7	100.0%	100.0%

Direct-to-Consumer

Net sales increased 17.4% to $1.1 billion during the second quarter of fiscal 2011 from $933.9 million during the same period in fiscal 2010, driven by sales increases in our Company-operated stores in North America, Japan and China.

In North America, net sales increased 17.1% driven by a 12.6% increase in comparable store sales and sales from new and expanded stores.  Since the end of the second quarter of fiscal 2010, Coach opened four net new retail stores and 11 new factory stores, and expanded three factory stores in North America.  In Japan, net sales increased 8.5% driven by an approximately $17.5 million or 8.6% positive impact from foreign currency exchange.  Since the end of the second quarter of fiscal 2010, Coach opened six net new locations and expanded two locations in Japan.  Coach China results continued to be strong with double-digit growth in comparable store sales.  Since the end of the second quarter of fiscal 2010, Coach opened 15 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 28.4% to $168.3 million in the second quarter of fiscal 2011 from $131.1 million during the same period of fiscal 2010.  The increase was driven primarily by a 27.6% increase in Coach International Wholesale and U.S. Wholesale net shipments.  Licensing revenue of approximately $7.0 million and $4.9 million in the second quarter of fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

Operating Income

Operating income increased 19.0% to $453.3 million in the second quarter of fiscal 2011 as compared to $380.8 million in the second quarter of fiscal 2010.  Operating margin increased to 35.9% as compared to 35.8% in the same period of the prior year.

Gross profit increased 18.7% to $915.2 million in the second quarter of fiscal 2011 from $770.9 million during the same period of fiscal 2010.  Gross margin was 72.4% in the second quarter of fiscal 2011 and fiscal 2010.

Selling, general and administrative expenses increased 18.4% to $461.8 million in the second quarter of fiscal 2011 as compared to $390.1 million in the second quarter of fiscal 2010, driven primarily by increased selling expenses.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 36.5% during the second quarter of fiscal 2011 as compared to 36.6% during the second quarter of fiscal 2010 as we leveraged our selling expense base on higher sales.

Selling expenses were $325.7 million, or 25.7% of net sales, in the second quarter of fiscal 2011 compared to $282.1 million, or 26.5% of net sales, in the second quarter of fiscal 2010.  The dollar increase in selling expenses was due to higher operating expenses in North American stores, Coach China and Japan, due to higher sales and new store openings.  North American store expenses as a percentage of sales decreased primarily due to operating efficiencies achieved since the end of the second quarter of fiscal 2010.  The decrease in Coach Japan operating expenses in constant currency of $1.1 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $6.6 million.

Advertising, marketing, and design costs were $59.8 million, or 4.7% of net sales, in the second quarter of fiscal 2011, compared to $47.3 million, or 4.4% of net sales, during the same period of fiscal 2010.  The increase was primarily due to marketing expenses related to consumer communications which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking.  The Company utilizes and continues to explore implementing new technologies such as our web presence globally with informational websites in 16 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.  Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $16.2 million, or 1.3% of net sales, in the second quarter of fiscal 2011, compared to $12.2 million, or 1.1% of net sales, in the second quarter of fiscal 2010. To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region.  During the second quarter of fiscal 2011, the Asia distribution center contributed to the increase in distribution and consumer service expenses, however in the long run, the Company expects the Asia distribution center to reduce costs as a percentage of net sales.

Administrative expenses were $60.1 million, or 4.8% of net sales, in the second quarter of fiscal 2011 compared to $48.5 million, or 4.6% of net sales, during the same period of fiscal 2010.  The increase in administrative expenses was primarily due to higher share-based compensation.

Interest Income, Net

Net interest income was $0.2 million in the second quarter of fiscal 2011 as compared to $1.9 million in the second quarter of fiscal 2010.  The decrease is attributable to lower returns on our investments primarily due to changes in interest rates, including interest rates on the cross-currency swaps, and lower cash and investment balances.

Provision for Income Taxes

The effective tax rate was 32.9% in the second quarter of fiscal 2011 as compared to 37.0% in the second quarter of fiscal 2010.  The decrease in the effective tax rate is primarily attributable to higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $303.4 million in the second quarter of fiscal 2011 as compared to $241.0 million in the second quarter of fiscal 2010.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FIRST SIX MONTHS OF FISCAL 2011 COMPARED TO FIRST SIX MONTHS OF FISCAL 2010

The following table summarizes results of operations for the first six months of fiscal 2011 compared to the first six months of fiscal 2010:

	Six Months Ended
	January 1, 2011		December 26, 2009		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$2,176.1	100.0%	$1,826.4	100.0%	$349.7	19.1%

Gross profit	1,591.3	73.1	1,321.1	72.3	270.2	20.5

Selling, general and
administrative expenses	852.4	39.2	717.0	39.3	135.3	18.9

Operating income	739.0	34.0	604.1	33.1	134.9	22.3

Interest income, net	0.5	0.0	3.7	0.2	(3.3)	nm *

Other expense	(1.9)	(0.1)	-	0.0	(1.9)	nm *

Provision for income taxes	245.2	11.3	226.0	12.4	19.2	8.5

Net income	492.3	22.6	381.8	20.9	110.5	29.0

Net income per share:
Basic	$1.66		$1.20		$0.46	38.0%
Diluted	1.62		1.19		0.44	36.6

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first six months of fiscal 2011, compared to the first six months of fiscal 2010, were as follows:

	Six Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	January 1,	December 26,	Rate of	January 1,	December 26,
	2011	2009	Change	2011	2009
	(dollars in millions)

Direct-to-Consumer	$1,871.6	$1,587.8	17.9%	86.0%	86.9%
Indirect	304.5	238.6	27.6	14.0	13.1
Total net sales	$2,176.1	$1,826.4	19.1	100.0%	100.0%

Direct-to-Consumer

Net sales increased 17.9% to $1.9 billion during the first six months of fiscal 2011 from $1.6 billion during the same period in fiscal 2010, driven by sales increases in our Company-operated stores in North America, Japan and China.

In North America, net sales increased 17.3% driven by an 11.0% increase in comparable store sales and sales from new and expanded stores.  Since the end of the first six months of fiscal 2010, Coach opened four net new retail stores and 11 new factory stores, and expanded three factory stores in North America.  In Japan, net sales increased 10.7% driven by an approximately $33.6 million or 9.4% positive impact from foreign currency exchange.  Since the end of the first six months of fiscal 2010, Coach opened six net new locations and expanded two locations in Japan.  Coach China results continued to be strong with double-digit growth in comparable store sales.  Since the end of the first six months of fiscal 2010, Coach opened 15 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 27.6% to $304.5 million in the first six months of fiscal 2011 from $238.6 million during the same period of fiscal 2010.  The increase was driven primarily by a 27.8% increase in Coach International Wholesale and U.S. Wholesale net shipments.  Licensing revenue of approximately $11.2 million and $8.4 million in the first six months of fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

Operating Income

Operating income increased 22.3% to $739.0 million in the first six months of fiscal 2011 as compared to $604.1 million in the first six months of fiscal 2010.  Operating margin increased to 34.0% as compared to 33.1% in the same period of the prior year, mainly due to an improvement in gross margin.

Gross profit increased 20.5% to $1.6 billion in the first six months of fiscal 2011 from $1.3 billion during the same period of fiscal 2010.  Gross margin was 73.1% in the first six months of fiscal 2011 as compared to 72.3% during the same period of fiscal 2010.  The gross margin improvement was primarily due to sourcing cost improvements, notably in the factory channel where product mix continued to favor higher margin, made-for-factory product.

Selling, general and administrative expenses increased 18.9% to $852.4 million in the first six months of fiscal 2011 as compared to $717.0 million in the first six months of fiscal 2010, driven primarily by increased selling expenses.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 39.2% during the first six months of fiscal 2011 as compared to 39.3% during the first six months of fiscal 2010 as we leveraged our selling expense base on higher sales.

Selling expenses were $594.9 million, or 27.3% of net sales, in the first six months of fiscal 2011 compared to $515.0 million, or 28.2% of net sales, in the first six months of fiscal 2010.  The dollar increase in selling expenses was due to higher operating expenses in North American stores, Coach China and Japan, due to higher sales and new store openings.  North American store expenses as a percentage of sales decreased primarily due to operating efficiencies achieved since the end of the first six months of fiscal 2010.  The decrease in Coach Japan operating expenses in constant currency of $1.7 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $12.8 million.

Advertising, marketing, and design costs were $110.8 million, or 5.2% of net sales, in the first six months of fiscal 2011, compared to $81.8 million, or 4.5% of net sales, during the same period of fiscal 2010.  The increase was primarily due to marketing expenses related to consumer communications which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking.  The Company utilizes and continues to explore implementing new technologies such as our web presence globally with informational websites in 16 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.  Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $29.1 million, or 1.3% of net sales, in the first six months of fiscal 2011, compared to $23.6 million, or 1.3% of net sales, in the first six months of fiscal 2010.  To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region.  During the first six months of fiscal 2011, the Asia distribution center contributed to the increase in distribution and consumer service expenses, however in the long run, the Company expects the Asia distribution center to reduce costs as a percentage of net sales.

Administrative expenses were $117.6 million, or 5.4% of net sales, in the first six months of fiscal 2011 compared to $96.6 million, or 5.3% of net sales, during the same period of fiscal 2010.  The increase in administrative expenses was primarily due to higher share-based compensation.

Interest Income, Net

Net interest income was $0.5 million in the first six months of fiscal 2011 as compared to $3.7 million in the first six months of fiscal 2010.  The decrease is attributable to lower returns on our investments primarily due to changes in interest rates, including interest rates on the cross-currency swaps, and lower cash and investment balances.

Provision for Income Taxes

The effective tax rate was 33.3% in the first six months of fiscal 2011 as compared to 37.2% in the first six months of fiscal 2010.  The decrease in the effective tax rate is primarily attributable to higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $492.3 million in the first six months of fiscal 2011 as compared to $381.8 million in the first six months of fiscal 2010.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $585.2 million in the first six months of fiscal 2011 compared to $604.2 million in the first six months of fiscal 2010.  The decrease of $19.0 million was primarily the result of working capital changes between the two periods, the most significant of which occurred in accrued liabilities and inventories, partially offset by the increase in net income of $110.5 million in the current period.  Changes during the period in accrued liabilities balances provided cash of $36.8 million in the current fiscal period, compared to $129.7 million in the prior fiscal period, primarily due to higher bonus payouts in the current year.  Changes during the period in inventory balances resulted in a use of cash of $0.7 million in the current fiscal period compared to a source of cash of $59.5 million in the prior fiscal period, primarily due to higher inventory levels year over year driven by the improved overall economic conditions.

Net cash used in investing activities was $108.8 million in the first six months of fiscal 2011 compared to $38.1 million in the first six months of fiscal 2010.  Proceeds from maturities and sales of investments, net of purchases of investments, resulted in a cash usage of $55.7 million in the current fiscal period.  The Company had no comparable investment activity in the prior fiscal year period.  Purchases of property and equipment were $49.2 million in the current fiscal period, which was $12.3 million higher than the prior year period, reflecting planned increased capital investment.

Net cash used in financing activities was $291.5 million in the first six months of fiscal 2011 as compared to $269.3 million in the first six months of fiscal 2010.  The increase of $22.2 million in net cash used was attributable to $525.0 million in funds expended in the first six months of fiscal 2011 for repurchases of common stock compared to $300.0 million in the first six months of fiscal 2010, as well as $41.3 million higher dividend payments, due to the higher dividend payment rate in the current fiscal period.  The overall increase in net cash used in financing activities was partially offset by $190.5 million higher proceeds from exercises of share-based awards in the current fiscal period.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first six months of fiscal 2011 and fiscal 2010 there were no borrowings under the Bank of America facility.  Accordingly, as of January 1, 2011 and July 3, 2010, there were no outstanding borrowings under the Bank of America facility.  The Company’s borrowing capacity as of January 1, 2011 was $90.0 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At January 1, 2011, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default.  Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 4.1 billion Japanese Yen, or approximately $50.5 million, at January 1, 2011.  Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points.  During the first six months of fiscal 2011 peak borrowings were $27.1 million under the Japanese credit facilities.  There were no borrowings during the first six months of fiscal 2010.  As of January 1, 2011 and July 3, 2010, there were $27.1 million and $0 borrowings under the Japanese credit facilities, respectively.  The short term borrowing outstanding as of January 1, 2011 was repaid in early January 2011.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 67 million Chinese Renminbi, or approximately $10 million, at January 1, 2011.  Interest is based on the People's Bank of China rate.  During the first six months of fiscal 2011 and fiscal 2010, the peak borrowings under this credit facility were $0 and $7.5 million, respectively.  As of January 1, 2011 and July 3, 2010, there were no outstanding borrowings under this facility.

Common Stock Repurchase Program

In April 2010, the Company completed its $1.0 billion common stock repurchase program, which was put into place in August 2008.  In April 2010, the Company’s Board of Directors (“Board”) approved a new common stock repurchase program to acquire up to $1.0 billion of Coach’s outstanding common stock through June 2012.  Purchases of Coach stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases.  Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses.  The Company may terminate or limit the stock repurchase program at any time.

During the first six months of fiscal 2011 and fiscal 2010, the Company repurchased and retired 10.5 million and 8.6 million shares, respectively, or $525.0 million and $300.0 million of common stock, respectively, at an average cost of $49.81 and $35.03, respectively.  As of January 1, 2011, $34.6 million remained available for future purchases under the existing program.

In January 2011, the Company’s Board authorized a new $1.5 billion share repurchase program for future share repurchases through June 2013.

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

During the first six months fiscal 2011, Coach purchased approximately $589 million of inventory, which was funded by operating cash flow.

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

NON-GAAP MEASURES

Currency Fluctuation Effects

Percentage increase in sales and U.S. dollar increases in operating expenses in the second quarter and first six months of fiscal 2011 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these amounts into U.S. dollars and compared to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on this valuable performance measure of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 3, 2010 are those that depend most heavily on these judgments and estimates.  As of January 1, 2011, there have been no material changes to any of the critical accounting policies contained therein other than the Company’s change in accounting method for interest and penalties related to uncertain tax positions.  See the footnote on Change in Accounting Principle.

Recent Accounting Developments

Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which are effective for the Company beginning on January 2, 2011.  The disclosure guidance adopted on December 27, 2009 did not have a material impact on our consolidated financial statements and we do not expect the additional disclosure requirements, effective for the Company beginning on January 2, 2011, to have a material impact on our consolidated financial statements.

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

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases.  Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.  As of January 1, 2011 and July 3, 2010, open foreign currency forward contracts designated as hedges with a notional amount of $123.9 million and $248.6 million, respectively, were outstanding.

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

The fair value of open foreign currency derivatives included in current assets at January 1, 2011 and July 3, 2010 was $0 and $2.1 million, respectively.  The fair value of open foreign currency derivatives included in current liabilities at January 1, 2011 and July 3, 2010 was $23.0 million and $7.5 million, respectively.  The fair value of these contracts is sensitive to changes in Japanese Yen and Canadian Dollar exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese Yen, Chinese Renminbi, Hong Kong Dollar, Macanese Pataca, Canadian Dollars, and the Euro, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities.  As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale.  At January 1, 2011 and July 3, 2010, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $155.6 million and $99.9 million, on those dates respectively.  As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments.  At January 1, 2011 and July 3, 2010, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security.  At January 1, 2011, as the auction rate security’s adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of January 1, 2011, the Company had no outstanding borrowings on its Bank of America facility, nor its revolving credit facilities maintained by Coach Shanghai.  As of January 1, 2011 there was $27.1 million of borrowings outstanding on the Coach Japan facility which was repaid in early January 2011.  The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of January 1, 2011, Coach’s outstanding long-term debt, including the current portion, was $24.3 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of January 1, 2011.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the second quarter of fiscal 2011 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (10/3/10 - 11/6/10)	382	$49.90	382	$403,049
Period 5 (11/7/10 - 12/4/10)	2,165	54.01	2,165	286,150
Period 6 (12/5/10 - 1/1/11)	4,408	57.06	4,408	34,628
Total	6,955		6,955

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
April 20, 2010	$ 1.0 billion	June 2012
January 25, 2011	$ 1.5 billion	June 2013

ITEM 6.	Exhibits

(a)	Exhibits
18
Letter re: change in accounting principle, dated November 8, 2010, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2010

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

Dated:  February 9, 2011