Form 10-Q
period 2011-04-02
COACH INC
filed 2011-05-11
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2011

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
[   ] Yes  [✓] No

On April 29, 2011, the Registrant had 293,603,937 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 39 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations.  These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms.  Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.  Coach, Inc. assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience, future events or changes make it clear that any projected financial or operating results will not be realized.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	April 2,	July 3,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$812,740	$596,470
Short-term investments	73,419	99,928
Trade accounts receivable, less allowances of $9,697 and $6,965, respectively	131,731	109,068
Inventories	391,442	363,285
Other current assets	153,070	133,890

Total current assets	1,562,402	1,302,641

Property and equipment, net	552,842	548,474
Goodwill	319,035	305,861
Other assets	287,586	310,139

Total assets	$2,721,865	$2,467,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$92,632	$105,569
Accrued liabilities	456,606	422,725
Current portion of long-term debt	791	742

Total current liabilities	550,029	529,036

Long-term debt	23,454	24,159
Other liabilities	405,724	408,627

Total liabilities	979,207	961,822

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding - 293,256,700 and 296,867,247 shares, respectively	2,933	2,969
Additional paid-in-capital	1,899,561	1,502,982
Accumulated deficit	(202,383)	(30,053)
Accumulated other comprehensive income	42,547	29,395

Total stockholders' equity	1,742,658	1,505,293

Total liabilities and stockholders' equity	$2,721,865	$2,467,115

 See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (amounts in thousands, except per share data)
 (unaudited)

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Net sales	$950,706	$830,669	$3,126,832	$2,657,111

Cost of sales	259,051	215,094	843,830	720,419

Gross profit	691,655	615,575	2,283,002	1,936,692

Selling, general and administrative expenses	437,818	366,453	1,290,170	1,083,486

Operating income	253,837	249,122	992,832	853,206

Interest income, net	292	2,026	770	5,765

Other expense	(1,134)	-	(3,068)	-

Income before provision for income taxes	252,995	251,148	990,534	858,971

Provision for income taxes	66,980	93,512	312,215	319,558

Net income	$186,015	$157,636	$678,319	$539,413

Net income per share
Basic	$0.63	$0.51	$2.29	$1.71
Diluted	$0.62	$0.50	$2.24	$1.69

Shares used in computing net income per share
Basic	294,841	309,249	296,200	314,734
Diluted	301,620	313,960	302,589	318,555

 See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)
 (unaudited)

	Nine Months Ended
	April 2,	March 27,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$678,319	$539,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,849	94,011
Provision for bad debt	3,539	1,030
Share-based compensation	71,367	58,942
Excess tax benefit from share-based compensation	(40,277)	(19,274)
Deferred income taxes	11,772	(30,060)
Other, net	659	(3,199)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(24,075)	(8,965)
(Increase) decrease in inventories	(31,893)	21,723
Increase in other assets	(2,786)	(3,158)
(Decrease) increase in accounts payable	(15,301)	8,641
Increase in accrued liabilities	52,721	117,955
Increase in other liabilities	14,731	32,293
Net cash provided by operating activities	812,625	809,352

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(7,930)	-
Acquisition of distributor	-	(1,200)
Purchases of property and equipment	(90,978)	(51,620)
Purchases of investments	(224,007)	(204,878)
Proceeds from maturities and sales of investments	250,517	-
Net cash used in investing activities	(72,398)	(257,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(133,886)	(71,455)
Repurchase of common stock	(717,444)	(700,000)
Repayment of long-term debt	(656)	(594)
Repayments of revolving credit facilities	-	(7,496)
Proceeds from share-based awards, net	285,040	106,965
Excess tax benefit from share-based compensation	40,277	19,274
Net cash used in financing activities	(526,669)	(653,306)

Effect of changes in foreign exchange rates on cash and cash equivalents	2,712	4,068

Increase (decrease) in cash and cash equivalents	216,270	(97,584)
Cash and cash equivalents at beginning of period	596,470	800,362
Cash and cash equivalents at end of period	$812,740	$702,778

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter ended April 2, 2011 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2011 (“fiscal 2011”).

The Company evaluated subsequent events through the date these financial statements were issued, and disclosure is in the Subsequent Event note.

2.	Stockholders’ Equity

Activity for the quarters ended April 2, 2011 and March 27, 2010 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings/	Other	Total
	Stockholders'	Paid-in-	(Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit)	Income	Equity

Balances at June 27, 2009	$3,180	$1,189,060	$499,951	$3,851	$1,696,042

Net income	-	-	539,413	-	539,413
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	990	990
Translation adjustments	-	-	-	12,246	12,246
Comprehensive income					552,649

Shares issued for stock options and employee
benefit plans	60	106,905	-	-	106,965
Share-based compensation	-	58,942	-	-	58,942
Excess tax benefit from share-based compensation	-	19,274	-	-	19,274
Repurchase of common stock	(198)	-	(699,802)	-	(700,000)
Dividend declared	-	-	(70,479)	-	(70,479)

Balances at March 27, 2010	$3,042	$1,374,181	$269,083	$17,087	$1,663,393

Balances at July 3, 2010	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

Net income	-	-	678,319	-	678,319
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	264	264
Translation adjustments	-	-	-	12,888	12,888
Comprehensive income					691,471

Shares issued for stock options and employee
benefit plans	105	284,935	-	-	285,040
Share-based compensation	-	71,367	-	-	71,367
Excess tax benefit from share-based compensation	-	40,277	-	-	40,277
Repurchase of common stock	(141)	-	(717,303)	-	(717,444)
Dividend declared	-	-	(133,346)	-	(133,346)

Balances at April 2, 2011	$2,933	$1,899,561	$(202,383)	$42,547	$1,742,658

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	April 2,	July 3,
	2011	2010

Cumulative translation adjustments	$47,949	$35,061
Cumulative effect of previously adopted accounting pronouncements and minimum pension liability, net of taxes	(3,574)	(3,574)
Net unrealized losses on cash flow hedging derivatives, net of taxes of $936 and $1,920	(1,828)	(2,092)
Accumulated other comprehensive income	$42,547	$29,395

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Net income	$186,015	$157,636	$678,319	$539,413

Total weighted-average basic shares	294,841	309,249	296,200	314,734

Dilutive securities:
Employee benefit and share award plans	1,911	1,453	1,689	1,148
Stock option programs	4,868	3,258	4,700	2,673

Total weighted-average diluted shares	301,620	313,960	302,589	318,555

Net income per share:
Basic	$0.63	$0.51	$2.29	$1.71
Diluted	$0.62	$0.50	$2.24	$1.69

At April 2, 2011, options to purchase 101 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $54.56 to $55.91, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Share-based compensation expense	$24,044	$20,054	$71,367	$58,942
Income tax benefit related to
share-based compensation expense	8,356	7,032	24,821	20,654

Stock Options

A summary of option activity under the Coach stock option plans as of April 2, 2011 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at July 3, 2010	24,905	$30.87
Granted	3,517	39.15
Exercised	(9,501)	31.51
Forfeited or expired	(448)	39.73
Outstanding at April 2, 2011	18,473	31.90
Vested and expected to vest at April 2, 2011	18,403	31.87
Exercisable at April 2, 2011	9,917	30.74

At April 2, 2011, $52,264 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2011 and fiscal 2010 was $11.34 and $9.66, respectively.  The total intrinsic value of options exercised during the first nine months of fiscal 2011 and fiscal 2010 was $182,739 and $80,765, respectively.  The total cash received from these option exercises was $299,347 and $111,805, respectively, and the actual tax benefit realized from these option exercises was $68,299 and $31,031, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended April 2, 2011:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at July 3, 2010	3,780	$29.40
Granted	2,026	39.99
Vested	(1,286)	31.28
Forfeited	(171)	32.62
Non-vested at April 2, 2011	4,349	33.56

At April 2, 2011, $91,690 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of share awards granted during the first nine months of fiscal 2011 and fiscal 2010 was $39.99 and $29.92, respectively.  The total fair value of shares vested during the first nine months of fiscal 2011 and fiscal 2010 was $55,540 and $20,574, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at April 2, 2011 and July 3, 2010:

	Level 2		Level 3
	April 2,	July 3,	April 2,	July 3,
	2011	2010	2011	2010
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	4,889	2,052	-	-
Total	$4,889	$2,052	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$3,506	$5,120	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	7,664	2,418
Total	$3,506	$5,120	$7,664	$2,418

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

As of April 2, 2011 and July 3, 2010, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  This ARS is currently rated A, an investment grade rating afforded by credit rating agencies.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

As of April 2, 2011 and July 3, 2010, the fair value of the Company’s cross-currency swap derivatives were included within accrued liabilities.  The Company uses a management model to value these derivatives, which includes a combination of observable inputs, such as tenure of the agreement and notional amount, and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swaps during the first nine months of fiscal 2011 and 2010:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
Cross-Currency Swaps
Balance at July 3, 2010	$2,418
Unrealized loss, recorded in accumulated other comprehensive income	5,246
Balance at April 2, 2011	$7,664

Balance at June 27, 2009	$36,118
Unrealized loss, recorded in accumulated other comprehensive income	8,899
Balance at March 27, 2010	$45,017

The Company’s short-term investments of $73,419 and $99,928 as of April 2, 2011 and July 3, 2010, respectively, consist of time deposits, U.S. treasury bills, commercial paper and short-term corporate debt securities which are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity.  They are stated at amortized cost, which approximates fair market value due to their short maturities.

6.	Commitments and Contingencies

At April 2, 2011, the Company had letters of credit outstanding totaling $106,349.  The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases.  As of April 2, 2011 and July 3, 2010, $171,948 and $248,555 of foreign currency forward contracts were outstanding, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as	Balance Sheet	Fair Value
Hedging Instruments	Classification	At April 2, 2011	At July 3, 2011

Foreign exchange contracts	Other Current Assets	$4,889	$2,052
Total derivative assets		$4,889	$2,052

Foreign exchange contracts	Accrued Liabilities	$11,170	$7,538
Total derivative liabilities		$11,170	$7,538

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Nine Months Ended
Derivatives in Cash Flow	April 2,	March 27,	April 2,	March 27,
Hedging Relationships	2011	2010	2011	2010

Foreign exchange contracts	$2,948	$(970)	$(5,896)	$(2,050)
Total	$2,948	$(970)	$(5,896)	$(2,050)

For the third quarter of fiscal 2011 and fiscal 2010, the amounts above are net of tax of $2,389 and $(704), respectively.  For the first nine months of fiscal 2011 and fiscal 2010, the amounts above are net of tax of $(3,416) and $(1,485), respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Loss Reclassified	Quarter Ended		Nine Months Ended
from Accumulated OCI into	April 2,	March 27,	April 2,	March 27,
Income (Effective Portion)	2011	2010	2011	2010

Cost of Sales	$5,840	$1,257	$10,560	$5,061
Total	$5,840	$1,257	$10,560	$5,061

During the nine months ended April 2, 2011 and March 27, 2010, there were no material gains or losses recognized in income due to hedge ineffectiveness.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The Company expects that $5,487 of net derivative losses included in accumulated other comprehensive income at April 2, 2011 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	April 2,	July 3,
	2011	2010

Balance at prior year end balance sheet date	$(2,092)	$(335)
Net losses transferred to earnings	6,160	1,606
Change in fair value, net of tax	(5,896)	(3,363)
Balance at end of period	$(1,828)	$(2,092)

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first nine months of fiscal 2011 ended April 2, 2011, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at July 3, 2010	$304,345	$1,516	$305,861

Foreign exchange impact	$13,174	-	13,174

Goodwill balance at April 2, 2011	$317,519	$1,516	$319,035

At April 2, 2011 and July 3, 2010, intangible assets not subject to amortization consisted of $9,788 of trademarks.

9.	Segment Information

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended April 2, 2011

Net sales	$831,578	$119,128	$-	$950,706
Operating income	319,955	62,218	(128,336)	253,837
Income before provision for income taxes	319,955	62,218	(129,178)	252,995
Depreciation and amortization expense	18,852	2,884	8,634	30,370
Additions to long-lived assets	31,837	(255)	10,505	42,087

Quarter Ended March 27, 2010

Net sales	$726,151	$104,518	$-	$830,669
Operating income	281,903	57,825	(90,606)	249,122
Income before provision for income taxes	281,903	57,825	(88,580)	251,148
Depreciation and amortization expense	22,087	2,616	7,875	32,578
Additions to long-lived assets	5,547	3,898	6,172	15,617

Nine Months Ended April 2, 2011

Net sales	$2,703,190	$423,642	$-	$3,126,832
Operating income	1,073,773	231,777	(312,718)	992,832
Income before provision for income taxes	1,073,773	231,777	(315,016)	990,534
Depreciation and amortization expense	61,113	8,592	24,144	93,849
Additions to long-lived assets	65,584	7,757	20,957	94,298

Nine Months Ended March 27, 2010

Net sales	$2,313,981	$343,130	$-	$2,657,111
Operating income	923,556	195,247	(265,597)	853,206
Income before provision for income taxes	923,556	195,247	(259,832)	858,971
Depreciation and amortization expense	62,511	7,213	24,287	94,011
Additions to long-lived assets	23,513	5,053	16,411	44,977

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Production variances	$13,871	$17,202	$54,154	$36,252
Advertising, marketing and design	(46,166)	(42,558)	(125,662)	(117,717)
Administration and information systems	(82,220)	(54,255)	(199,807)	(150,885)
Distribution and customer service	(13,821)	(10,995)	(41,403)	(33,247)

Total corporate unallocated	$(128,336)	$(90,606)	$(312,718)	$(265,597)

10.	Stock Repurchase Program

Purchases of Coach’s common stock are made subject to market conditions and at prevailing market prices, through the open market.  Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes.  The Company may terminate or limit the stock repurchase program at any time.

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

For the third quarter of fiscal 2011 and fiscal 2010, the Company repurchased and retired 3,530 and 11,261 shares of common stock at an average cost of $54.51 and $35.52 per share, respectively.  For the first nine months of fiscal 2011 and fiscal 2010, the Company repurchased and retired 14,070 and 19,826 shares of common stock at an average cost of $50.99 and $35.31 per share, respectively.  As of April 2, 2011, Coach had $1,342,183 remaining in the stock repurchase program.

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

The following tables detail the retrospective application impact on previously reported amounts:

For the Quarter Ended March 27, 2010	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Interest income, net	$104	$1,922	$2,026
Provision for income taxes	91,590	1,922	93,512

For the Nine Months Ended March 27, 2010
Interest income (expense), net	$(380)	$6,145	$5,765
Provision for income taxes	313,413	6,145	319,558

The following tables show the impact of the accounting principle change on reported balances for the periods ended April 2, 2011:

For the Quarter Ended April 2, 2011	As Computed Under Prior Method	Effect of Accounting Principle Change	As Reported Under Current Method
Interest income, net	$6,396	(6,104)	$292
Provision for income taxes	73,084	(6,104)	66,980

For the Nine Months Ended April 2, 2011
Interest income, net	$2,716	(1,946)	$770
Provision for income taxes	314,161	(1,946)	312,215

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

12.	Recent Accounting Developments

ASC 820-10 “Fair Value Measurements and Disclosures,” was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which were effective for the Company beginning on January 2, 2011.  The disclosure guidance adopted on December 27, 2009 and January 2, 2011 did not have a material impact on our consolidated financial statements.

13.	Subsequent Event

In April 2011, Coach’s Board of Directors voted to increase the Company’s cash dividend to an expected annual rate of $0.90 per share starting with the dividend to be paid in July 2011.

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

•
Continue to grow our North American retail store base primarily by opening stores in new markets and adding stores in under-penetrated existing markets.  We believe that North America can support about 500 retail stores in total, including up to 30 in Canada.  Through the third quarter of fiscal 2011, we opened two net new retail locations.  The pace of our future retail store openings will depend upon the economic environment and reflect opportunities in the marketplace, with a focus on new markets.

•
Build Men’s market share globally, with a focus in North America, Japan and the rest of Asia.  The Men’s market is a global multichannel opportunity for locations in retail stores, factory locations and through distributor locations.  We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. During the first nine months of fiscal 2011, we opened our first eight Men’s standalone factory stores.  In addition, based on our initial success with our Men’s store on Bleecker Street, we will be opening additional Men’s retail store locations later during fiscal 2011 in select markets in North America.

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

THIRD QUARTER OF FISCAL 2011

The key metrics of the third quarter of fiscal 2011 were:

•	Earnings per diluted share increased 22.8% to $0.62.

•	Net sales increased 14.5% to $951 million.

•	Direct-to-consumer sales rose 14.5% to $832 million.

•	Comparable store sales in North America increased 10.3%, primarily due to overall improved conversion in our factory and full-priced stores.

•
In North America, Coach opened five new factory and closed three retail stores, bringing the total number of retail and factory stores to 344 and 134, respectively, at the end of the third quarter of fiscal 2011.

•
Coach China results continued to be strong with double-digit growth in comparable stores.  Coach China opened three net new locations, bringing the total number of locations at the end of the third quarter of fiscal 2011 to 55.

•	Coach Japan opened three net new locations, bringing the total number of locations at the end of the third quarter of fiscal 2011 to 167.

•
As a result of the March 2011 earthquake and tsunami in Japan, the Company estimates that sales in Japan were impacted by approximately $20 million and earnings per share by about two and a half cents during the quarter.  Due to the events in Japan, as of the end of the quarter, seven stores remained temporarily closed.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2011 COMPARED TO THIRD QUARTER FISCAL 2010

The following table summarizes results of operations for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010:

	Quarter Ended
	April 2, 2011		March 27, 2010		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$950.7	100.0%	$830.7	100.0%	$120.0	14.5%

Gross profit	691.7	72.8	615.6	74.1	76.1	12.4

Selling, general and administrative expenses	437.8	46.1	366.5	44.1	71.4	19.5

Operating income	253.8	26.7	249.1	30.0	4.7	1.9

Interest income, net	0.3	0.0	2.0	0.2	(1.7)	nm *

Other expense	1.1	0.1	-	0.0	1.1	nm *

Provision for income taxes	67.0	7.0	93.5	11.3	(26.5)	(28.4)

Net income	186.0	19.6	157.6	19.0	28.4	18.0

Net income per share:
Basic	$0.63		$0.51		$0.12	23.8%
Diluted	0.62		0.50		0.11	22.8

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	April 2,	March 27,	Rate of	April 2,	March 27,
	2011	2010	Change	2011	2010
	(dollars in millions)

Direct-to-Consumer	$831.6	$726.2	14.5%	87.5%	87.4%
Indirect	119.1	104.5	14.0	12.5	12.6
Total net sales	$950.7	$830.7	14.5	100.0%	100.0%

Direct-to-Consumer

Net sales increased 14.5% to $831.6 million during the third quarter of fiscal 2011 from $726.2 million during the same period in fiscal 2010, primarily driven by sales increases in our Company-operated stores in North America and China.

In North America, net sales increased 15.5% driven by a 10.3% increase in comparable store sales and sales from new and expanded stores.  Since the end of the third quarter of fiscal 2010, Coach opened one net new retail store and 15 new factory stores, and expanded four factory stores in North America.  In Japan, net sales increased 0.5% driven by an approximately $4.4 million or 2.5% positive impact from foreign currency exchange.  Since the end of the third quarter of fiscal 2010, Coach opened 7 net new locations and expanded four locations in Japan.  Coach China results continued to be strong with double-digit percentage growth in comparable store sales.  Since the end of the third quarter of fiscal 2010, Coach opened 18 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 14.0% to $119.1 million in the third quarter of fiscal 2011 from $104.5 million during the same period of fiscal 2010.  The increase was driven primarily by a 13.9% increase in Coach International Wholesale and U.S. Wholesale net shipments.  Licensing revenue of approximately $6.9 million and $6.0 million in the third quarter of fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

Operating Income

Operating income increased 1.9% to $253.8 million in the third quarter of fiscal 2011 as compared to $249.1 million in the third quarter of fiscal 2010.  Excluding items affecting comparability of $25.7 million in the third quarter of fiscal 2011, operating income increased 12.2% to $279.5 million.  Operating margin decreased to 26.7% as compared to 30.0% in the same period of the prior year.  Excluding items affecting comparability, operating margin was 29.4% in the third quarter of fiscal 2011.

Gross profit increased 12.4% to $691.7 million in the third quarter of fiscal 2011 from $615.6 million during the same period of fiscal 2010.  Gross margin was 72.8% in the third quarter of fiscal 2011 as compared to 74.1% during the same period of fiscal 2010.

Selling, general and administrative expenses increased 19.5% to $437.8 million in the third quarter of fiscal 2011 as compared to $366.5 million in the third quarter of fiscal 2010, driven primarily by increased selling expenses.  Excluding items affecting comparability of $25.7 million during the third quarter of fiscal 2011, selling, general and administrative expenses were $412.1 million.  As a percentage of net sales, selling, general and administrative expenses increased to 46.1% during the third quarter of fiscal 2011 as compared to 44.1% during the third quarter of fiscal 2010.  Excluding items affecting comparability during the third quarter of fiscal 2011, selling, general and administrative expenses as a percentage of net sales were 43.4% as we leveraged our selling expense base on higher sales.  See discussion of items affecting comparability in Non-GAAP Measures.

Selling expenses were $280.1 million, or 29.5% of net sales, in the third quarter of fiscal 2011 compared to $255.8 million, or 30.8% of net sales, in the third quarter of fiscal 2010.  The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings.  Additionally, selling expenses of Reed Krakoff stores contributed to the dollar increase since the brand was not launched until the beginning of fiscal 2011.  Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.  The decrease in Coach Japan operating expenses in constant currency of $7.8 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $7.9 million.

Advertising, marketing, and design costs were $56.1 million, or 5.9% of net sales, in the third quarter of fiscal 2011, compared to $44.8 million, or 5.4% of net sales, during the same period of fiscal 2010.  The increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking.  The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 17 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.  Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $14.6 million, or 1.5% of net sales, in the third quarter of fiscal 2011, compared to $11.7 million, or 1.4% of net sales, in the third quarter of fiscal 2010. To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region.  During the third quarter of fiscal 2011, the Asia distribution center contributed to the increase in distribution and consumer service expenses; however in the long run, the Company expects the Asia distribution center to reduce costs as a percentage of net sales.

Administrative expenses were $87.0 million, or 9.2% of net sales, in the third quarter of fiscal 2011 compared to $54.2 million, or 6.5% of net sales, during the same period of fiscal 2010.  Excluding items affecting comparability of $25.7 million during the third quarter of fiscal 2011, administrative expenses were $61.3 million, representing 6.5% of net sales.  The increase in administrative expenses was primarily due to items affecting comparability and higher share-based compensation.

Interest Income, Net

Net interest income was $0.3 million in the third quarter of fiscal 2011 as compared to $2.0 million in the third quarter of fiscal 2010.  The decrease is attributable to lower returns on our investments primarily due to changes in interest rates, including interest rates on the cross-currency swaps, and lower cash and investment balances during the current fiscal year period.

Provision for Income Taxes

The effective tax rate was 26.5% in the third quarter of fiscal 2011 as compared to 37.2% in the third quarter of fiscal 2010.  Excluding the benefit from the items affecting comparability, the effective tax rate was 33.25% in the third quarter of fiscal 2011.  The decrease in the effective tax rate is primarily attributable to a favorable settlement of a multi-year tax return examination and higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $186.0 million in the third quarter of fiscal 2011 as compared to $157.6 million in the third quarter of fiscal 2010.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FIRST NINE MONTHS OF FISCAL 2011 COMPARED TO FIRST NINE MONTHS OF FISCAL 2010

The following table summarizes results of operations for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010:

	Nine Months Ended
	April 2, 2011		March 27, 2010		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$3,126.8	100.0%	$2,657.1	100.0%	$469.7	17.7%

Gross profit	2,283.0	73.0	1,936.7	72.9	346.3	17.9

Selling, general and administrative expenses	1,290.2	41.3	1,083.5	40.8	206.7	19.1

Operating income	992.8	31.8	853.2	32.1	139.6	16.4

Interest income, net	0.8	0.0	5.8	0.2	(5.0)	nm *

Other expense	3.1	0.1	-	0.0	3.1	nm *

Provision for income taxes	312.2	10.0	319.6	12.0	(7.3)	(2.3)

Net income	678.3	21.7	539.4	20.3	138.9	25.8

Net income per share:
Basic	$2.29		$1.71		$0.58	33.6%
Diluted	2.24		1.69		0.55	32.4

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010, were as follows:

	Nine Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	April 2,	March 27,	Rate of	April 2,	March 27,
	2011	2010	Change	2011	2010
	(dollars in millions)

Direct-to-Consumer	$2,703.2	$2,314.0	16.8%	86.5%	87.1%
Indirect	423.6	343.1	23.5	13.5	12.9
Total net sales	$3,126.8	$2,657.1	17.7	100.0%	100.0%

Direct-to-Consumer

Net sales increased 16.8% to $2.7 billion during the first nine months of fiscal 2011 from $2.3 billion during the same period in fiscal 2010, driven by sales increases in our Company-operated stores in North America, Japan and China.

In North America, net sales increased 16.7% driven by an 10.8% increase in comparable store sales and sales from new and expanded stores. Since the end of the first nine months of fiscal 2010, Coach opened one net new retail store and 15 new factory stores, and expanded four factory stores in North America. In Japan, net sales increased 7.3% driven by an approximately $38.0 million or 7.1% positive impact from foreign currency exchange. Since the end of the first nine months of fiscal 2010, Coach opened 7 net new locations and expanded four locations in Japan. Coach China results continued to be strong with double-digit percentage growth in comparable store sales. Since the end of the first nine months of fiscal 2010, Coach opened 18 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 23.5% to $423.6 million in the first nine months of fiscal 2011 from $343.1 million during the same period of fiscal 2010. The increase was driven primarily by a 23.6% increase in Coach International Wholesale and U.S. Wholesale net shipments. Licensing revenue of approximately $18.1 million and $14.3 million in the first nine months of fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

Operating Income

Operating income increased 16.4% to $992.8 million in the first nine months of fiscal 2011 as compared to $853.2 million in the first nine months of fiscal 2010. Excluding items affecting comparability of $25.7 million in the first nine months of fiscal 2011, operating income increased 19.4% to $1.0 billion. Operating margin decreased to 31.8% as compared to 32.1% in the same period of the prior year. Excluding items affecting comparability, operating margin increased to 32.6% in the first nine months of fiscal 2011.

Gross profit increased 17.9% to $2.3 billion in the first nine months of fiscal 2011 from $1.9 billion during the same period of fiscal 2010. Gross margin was 73.0% in the first nine months of fiscal 2011 as compared to 72.9% during the same period of fiscal 2010.

Selling, general and administrative expenses increased 19.1% to $1.3 billion in the first nine months of fiscal 2011 as compared to $1.1 billion in the first nine months of fiscal 2010, driven primarily by increased selling expenses. Excluding items affecting comparability of $25.7 million during the first nine months of fiscal 2011, selling, general and administrative expenses were $1.26 billion. As a percentage of net sales, selling, general and administrative expenses increased to 41.3% during the first nine months of fiscal 2011 as compared to 40.8% during the first nine months of fiscal 2010. Excluding items affecting comparability during the first nine months of fiscal 2011, selling, general and administrative expenses as a percentage of net sales decreased to 40.4% as we leveraged our selling expense base on higher sales.

Selling expenses were $875.2 million, or 28.0% of net sales, in the first nine months of fiscal 2011 compared to $770.8 million, or 29.0% of net sales, in the first nine months of fiscal 2010. The dollar increase in selling expenses was due to higher operating expenses in North American stores and Coach China due to higher sales and new store openings. Additionally, selling expenses of Reed Krakoff stores contributed to the dollar increase since the brand was not launched until the beginning of fiscal 2011. North American store expenses as a percentage of sales decreased primarily due a higher sales base. The decrease in Coach Japan operating expenses in constant currency of $9.4 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $20.6 million.

Advertising, marketing, and design costs were $166.8 million, or 5.3% of net sales, in the first nine months of fiscal 2011, compared to $126.6 million, or 4.8% of net sales, during the same period of fiscal 2010.  The increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking.  The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 17 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.  Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $43.6 million, or 1.4% of net sales, in the first nine months of fiscal 2011, compared to $35.2 million, or 1.3% of net sales, in the first nine months of fiscal 2010.  To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region.  During the first nine months of fiscal 2011, the Asia distribution center contributed to the increase in distribution and consumer service expenses; however in the long run, the Company expects the Asia distribution center to reduce costs as a percentage of net sales.

Administrative expenses were $204.6 million, or 6.6% of net sales, in the first nine months of fiscal 2011 compared to $150.9 million, or 5.7% of net sales, during the same period of fiscal 2010.  Excluding items affecting comparability of $25.7 during the first nine months of fiscal 2011, expenses were $178.9 million, representing 5.7% of net sales.  The increase in administrative expenses was primarily due to items affecting comparability and higher share-based compensation.

Interest Income, Net

Net interest income was $0.8 million in the first nine months of fiscal 2011 as compared to $5.8 million in the first nine months of fiscal 2010.  The decrease is attributable to lower returns on our investments primarily due to changes in interest rates, including interest rates on the cross-currency swaps, and lower cash and investment balances during the current fiscal year period.

Provision for Income Taxes

The effective tax rate was 31.5% in the first nine months of fiscal 2011 as compared to 37.2% in the first nine months of fiscal 2010.  Excluding the benefit from the items affecting comparability, the effective tax rate was 33.25% in the first nine months of fiscal 2011.  The decrease in the effective tax rate is primarily attributable to a favorable settlement of a multi-year tax return examination and higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $678.3 million in the first nine months of fiscal 2011 as compared to $539.4 million in the first nine months of fiscal 2010.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $812.6 million in the first nine months of fiscal 2011 compared to $809.4 million in the first nine months of fiscal 2010.  The increase of $3.3 million was primarily the result of $138.9 million higher net income in the current period partially offset by working capital changes between the two periods, the most significant of which occurred in accrued liabilities and inventories.  Changes during the period in accrued liabilities balances resulted in $52.7 million of cash proceeds in the current fiscal period, compared to $118.0 million in the prior fiscal period, primarily due to higher bonus payouts in the current year.  Changes during the period in inventory balances resulted in a use of cash of $31.9 million in the current fiscal period compared to $21.7 million of cash proceeds in the prior fiscal period, primarily due to higher inventory levels year over year driven by the improved overall economic conditions.

Net cash used in investing activities was $72.4 million in the first nine months of fiscal 2011 compared to $257.7 million in the first nine months of fiscal 2010.  Proceeds from maturities and sales of investments, net of purchases of investments, resulted in cash proceeds of $26.5 million in the current fiscal period compared to a use of cash of $204.9 million in the prior year period.  Purchases of property and equipment were $91.0 million in the current fiscal period, which was $39.4 million higher than the prior year period, reflecting planned increased capital investment.

Net cash used in financing activities was $526.7 million in the first nine months of fiscal 2011 as compared to $653.3 million in the first nine months of fiscal 2010.  The decrease of $126.6 million in net cash used was primarily attributable to $178.1 million more proceeds from exercises of share-based awards in the current fiscal period.  This increase was partially offset by $62.4 million higher dividend payments, due to the higher dividend payment rate in the current fiscal period, and $717.4 million funds expended in the first nine months of fiscal 2011 for repurchases of common stock compared to $700.0 million in the first nine months of fiscal 2010.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first nine months of fiscal 2011 and fiscal 2010 there were no borrowings under the Bank of America facility.  As of April 2, 2011 and July 3, 2010, there were no outstanding borrowings under the Bank of America facility.  The Company’s borrowing capacity as of April 2, 2011 was $90.0 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At April 2, 2011, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default.  Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 4.1 billion Japanese yen, or approximately $48.8 million, at April 2, 2011.  Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points.  During the first nine months of fiscal 2011 peak borrowings were $27.1 million under the Japanese credit facilities.  There were no borrowings during the first nine months of fiscal 2010.  As of April 2, 2011 and July 3, 2010, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 67 million Chinese Renminbi, or approximately $10 million, at April 2, 2011.  Interest is based on the People's Bank of China rate.  During the first nine months of fiscal 2011 and fiscal 2010, the peak borrowings under this credit facility were $0 and $7.5 million, respectively.  As of April 2, 2011 and July 3, 2010, there were no outstanding borrowings under this facility.

Common Stock Repurchase Program

During the three months ended April 2, 2011, the Company completed its $1.0 billion common stock repurchase program, which was put into place in April 2010.  In January 2011, the Company’s Board of Directors (“Board”) approved a new common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2013.  Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases.  Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses.  The Company may terminate or limit the stock repurchase program at any time.

During the first nine months of fiscal 2011 and fiscal 2010, the Company repurchased and retired 14.1 million and 19.8 million shares, respectively, or $717.4 million and $700.0 million of common stock, respectively, at an average cost of $50.99 and $35.31, respectively.  As of April 2, 2011, $1.3 billion remained available for future purchases under the existing program.

Liquidity and Capital Resources

The Company expects total capital expenditures for the fiscal year ending July 2, 2011 to be approximately $150 million.  Capital expenditures will be primarily for new stores in North America, Japan, Hong Kong and mainland China.  We will also continue to invest in corporate infrastructure and department store and distributor locations.  These investments will be financed primarily from cash on hand and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first nine months fiscal 2011, Coach purchased approximately $872 million of inventory, which was funded by operating cash flow.

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

NON-GAAP MEASURES

FISCAL 2011 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income and provision for income taxes for the third quarter and nine months ended April 2, 2011 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these periods to exclude the impact of these items.

These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected.  Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance.  The Company’s primary internal financial reporting excluded these items affecting comparability.  In addition, the compensation committee of the Company’s Board used these non-GAAP measures when assessing achievement of incentive compensation goals.

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

Charitable Contributions and Tax Adjustments

During the third quarter of fiscal 2011, the Company decreased the provision for income taxes by $15.5 million, primarily as a result of a favorable settlement of a multi-year tax return examination.  The Company used the net income favorability to contribute $20.9 million to the Coach Foundation and 400 million yen or $4.8 million to the Japanese Red Cross Society.  The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting Coach Foundation funding and Japanese Red Cross Society contribution needed to be adjusted.  This exclusion is consistent with the way management views its results and is the basis on which incentive compensation will be calculated for fiscal 2011.

Currency Fluctuation Effects

The percentage increase in sales and U.S. dollar increases in operating expenses in the third quarter and first nine months of fiscal 2011 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these amounts into U.S. dollars and compared to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on this valuable performance measure of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 3, 2010 are those that depend most heavily on these judgments and estimates.  As of April 2, 2011, there have been no material changes to any of the critical accounting policies contained therein other than the Company’s change in accounting method for interest and penalties related to uncertain tax positions.  See the footnote on Change in Accounting Principle.

Recent Accounting Developments

Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which were effective for the Company beginning on January 2, 2011.  The disclosure guidance adopted on December 27, 2009 and January 2, 2011 did not have a material impact on our consolidated financial statements.

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

Substantially all of Coach’s fiscal 2011 non-licensed product needs are purchased from independent manufacturers in countries other than the United States.  These countries include China, Italy, Hong Kong, India, Thailand, Vietnam, Peru, Philippines, Turkey, Ecuador, Great Britain, Macau and Malaysia.  Additionally, sales are made through international channels to third party distributors.  Substantially all purchases and sales involving international parties, excluding Coach Japan, Coach Canada and Coach China, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases.  Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.  As of April 2, 2011 and July 3, 2010, open foreign currency forward contracts designated as hedges with a notional amount of $171.9 million and $248.6 million, respectively, were outstanding.

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

The fair value of open foreign currency derivatives included in current assets at April 2, 2011 and July 3, 2010 was $4.9 and $2.1 million, respectively.  The fair value of open foreign currency derivatives included in current liabilities at April 2, 2011 and July 3, 2010 was $11.2 million and $7.5 million, respectively.  The fair value of these contracts is sensitive to changes in Japanese yen and Canadian dollar exchange rates.

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

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities.  As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale.  At April 2, 2011 and July 3, 2010, the Company’s investments, classified as held-to-maturity, consisted of time deposits, commercial paper, short-term corporate debt securities and treasury bills valued at $73.4 million and $99.9 million, on those dates respectively.  As the adjusted book value of the time deposits, commercial paper, short-term corporate debt securities and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments.  At April 2, 2011 and July 3, 2010, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security.  At April 2, 2011, as the auction rate security’s adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of April 2, 2011, the Company had no outstanding borrowings on its Bank of America facility, its revolving credit facilities maintained by Coach Shanghai, nor its Coach Japan facility.  The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of April 2, 2011, Coach’s outstanding long-term debt, including the current portion, was $24.2 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Michael F. Devine, III, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of April 2, 2011.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the third quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 7 (1/2/11 - 2/5/11)	449	$53.74	449	$1,510,487
Period 8 (2/6/11 - 3/5/11)	1,263	55.87	1,263	1,439,899
Period 9 (3/6/11 - 4/2/11)	1,818	53.76	1,818	1,342,183
Total	3,530		3,530

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
April 20, 2010	$1.0 billion	June 2012
January 25, 2011	$1.5 billion	June 2013

ITEM 6.	Exhibits

(a)	Exhibits

	10	Revolving Credit Agreement, dated as of July 26, 2007, by and between Coach, certain lenders and Bank of America, N.A.

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

Dated:  May 11, 2011