Form 10-K
period 2011-07-02
COACH INC
filed 2011-08-19
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 31, 2010 (the last business day of the most recently completed second fiscal quarter) was approximately $16.2 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 5, 2011, the Registrant had 289,023,860 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III, Items 10 – 14

COACH, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal years ended July 2, 2011 (“fiscal 2011”) and June 27, 2009 (“fiscal 2009”) were each 52-week periods. The fiscal year ended July 3, 2010 (“fiscal 2010”) was a 53-week period.

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

In fiscal 2011, the Company entered into an agreement to assume direct control of its domestic retail businesses in Malaysia and Singapore which were operated by Valiram Group, with a phased transition of such businesses, beginning with Singapore in July 2011.

Additionally in fiscal 2011, the Company acquired a non-controlling interest in a joint venture with Hackett Limited to expand the Coach International business in Europe. Through the joint venture, the Company opened retail locations in Spain, Portugal and Great Britain beginning in fiscal 2011, and currently anticipates further European expansion in fiscal 2012.

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

A Loyal And Involved Consumer — Coach consumers have a specific emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

A Multi-Channel International Distribution Model — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct-to-Consumer channel provides us with immediate, controlled access to consumers through Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China and the Internet. The Indirect channel provides us with access to consumers via wholesale department store and specialty store locations in over 20 countries.

Innovation And A Consumer-Centric Focus — Coach listens to its consumer through rigorous consumer research and strong consumer orientation. Coach works to anticipate the consumer’s changing needs by keeping the product assortment fresh and relevant.

We believe that these differentiating elements have enabled the Company to offer a unique proposition to the marketplace. We hold the number one position within the U.S. premium handbag and accessories market and the number two position within the Japanese imported luxury handbag and accessories market.

PRODUCTS

Coach’s product offerings include women’s and men’s bag, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Handbags	63%	63%	62%
Accessories	27	28	29
All other products	10	9	9
Total	100%	100%	100%

Handbags — Handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base. In fiscal 2012, we launched a new Chelsea collection and evolved Poppy with updated styles, patterns and prints. The Chelsea collection features a modern faceted turnlock inspired by our heritage and offered in timeless silhouettes. Poppy has an updated look with new leather, logo fabrics and new pushlock closures. In August, Madison will be updated with new fall fabrications, colors and patterns.

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

Footwear — Jimlar Corporation (“Jimlar”) has been Coach’s footwear licensee since 1999. Footwear is distributed through select Coach retail stores, coach.com and about 1,000 U.S. department stores. Footwear sales are comprised primarily of women’s styles, which coordinate with Coach’s handbag collections.

Wearables — This category is comprised of jackets, sweaters, gloves, hats and scarves, including both cold weather and fashion. The assortment is primarily women’s and contains a fashion assortment in all components of this category.

Jewelry — This category is comprised of bangle bracelets, necklaces, rings and earrings offered in both sterling silver and non-precious metals.

Sunwear —  Marchon Eyewear, Inc. (“Marchon”) has been Coach’s eyewear licensee since 2003 under a licensing agreement that expires in 2011. During October 2010, the Company signed a licensing agreement with Luxottica Trading and Finance Ltd. (“Luxottica”) and will begin transitioning the eyewear business during the second half of fiscal 2012. This collection is a collaborative effort that combines the Coach aesthetic for fashion accessories with the latest fashion directions in sunglasses. Coach sunglasses are sold in Coach retail stores and coach.com, department stores, select sunglass retailers and optical retailers in major markets.

Travel Bags — The travel collections are comprised of luggage and related accessories, such as travel kits and valet trays.

Watches — Movado Group, Inc. (“Movado”) has been Coach’s watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women’s collections with select men’s styles.

Fragrance — Starting in the spring of 2010, Estée Lauder Companies Inc. (“Estée Lauder”), through its subsidiary, Aramis Inc., became Coach’s fragrance licensee. Fragrance is distributed through Coach retail stores, coach.com and about 3,000 U.S. department stores. Coach offers four women’s fragrance collections and one men’s fragrance. The women’s fragrance collections include eau de perfume spray, eau de toilette spray, purse spray, body lotion and body splashes.

DESIGN AND MERCHANDISING

Coach’s New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach’s extensive archives of product designs created over the past 70 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season’s design process. Merchandisers also analyze products and edit, add and delete to achieve profitable sales across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists help Coach execute design concepts that are consistent with the brand’s strategic direction.

Coach’s design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear, eyewear and fragrance) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

During fiscal 2008, the Company announced a new business initiative to drive brand creativity. This initiative has evolved into the Reed Krakoff brand, representing New American luxury which is supported by a team of experienced designers and merchandisers and encompasses all women’s categories, with a focus on ready-to-wear, handbags, accessories, footwear and jewelry. We introduced the Reed Krakoff brand with store openings in North America and Japan, and Europe through specialty retailers in early fiscal 2011.

SEGMENTS

Coach operates in two reportable segments: Direct-to-Consumer and Indirect. The reportable segments represent channels of distribution that offer similar products, service and marketing strategies.

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog. This segment represented approximately 87% of Coach’s total net sales in fiscal 2011, with North American stores and the Internet, Coach Japan and Coach China contributing approximately 64%, 18% and 5% of total net sales, respectively.

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

The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Retail stores	345	342	330
Net increase vs. prior year	3	12	33
Percentage increase vs. prior year	0.9%	3.6%	11.1%
Retail square footage	936,277	929,580	893,037
Net increase vs. prior year	6,697	36,543	97,811
Percentage increase vs. prior year	0.7%	4.1%	12.3%
Average square footage	2,714	2,718	2,706

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

The following table shows the number of Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Factory stores	143	121	111
Net increase vs. prior year	22	10	9
Percentage increase vs. prior year	18.2%	9.0%	8.8%
Factory square footage	649,094	548,797	477,724
Net increase vs. prior year	100,297	71,073	64,335
Percentage increase vs. prior year	18.3%	14.9%	15.6%
Average square footage	4,539	4,536	4,304

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. During fiscal 2009, we relaunched the coach.com website, to enhance the e-commerce shopping experience while reinforcing the image of the Coach brand. With approximately 68 million unique visits to the website in fiscal 2011, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

Coach Japan — Coach Japan operates department store shop-in-shop locations and freestanding flagship, retail and factory stores as well as an e-commerce website. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Japan.

The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Coach Japan locations	169	161	155
Net increase vs. prior year	8	6	6
Percentage increase vs. prior year	5.0%	3.9%	4.0%
Coach Japan square footage	303,925	293,441	280,428
Net increase vs. prior year	10,484	13,013	20,435
Percentage increase vs. prior year	3.6%	4.6%	7.9%
Average square footage	1,798	1,823	1,809

Coach China — Coach China operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Hong Kong and mainland China.

The following table shows the number of Coach China locations and their total and average square footage:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Coach China locations	66	41	28
Net increase vs. prior year	25	13	4
Percentage increase vs. prior year	61.0%	46.4%	16.7%
Coach China square footage	127,550	78,887	52,671
Net increase vs. prior year	48,663	26,216	8,167
Percentage increase vs. prior year	61.7%	49.8%	18.4%
Average square footage	1,933	1,924	1,881

Reed Krakoff —  The Reed Krakoff brand represents New American luxury primarily for handbags, accessories and ready-to-wear. We introduced the Reed Krakoff brand with store openings in North America and Japan, and Europe through specialty retailers in early fiscal 2011. Reed Krakoff operates department store shop-in-shop locations, freestanding flagship stores as well as an e-commerce website at reedkrakoff.com. Flagship stores, which offer the broadest assortment of Reed Krakoff products, are located in select shopping districts in the U.S. and Japan.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains important to our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The Indirect segment represented approximately 13% of total net sales in fiscal 2011, with U.S. Wholesale and Coach International representing approximately 7% and 5% of total net sales, respectively. The Indirect segment also includes royalties earned on licensed product.

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

Coach’s products are sold in approximately 970 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale’s), Dillard’s, Nordstrom, Lord & Taylor, Carson’s and Saks Fifth Avenue.

Coach International — This channel represents sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in over 20 countries. Coach’s current network of international distributors serves the following markets: South Korea, Taiwan, Mexico, US & Territories, Singapore, Australia, Malaysia, Saudi Arabia, France, Japan, Thailand, UAE, Hong Kong, Spain, China, Indonesia, Bahamas, Bahrain, India, Macau, New Zealand, Portugal, United Kingdom and Vietnam.

For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach’s most significant international wholesale customers are the DFS Group, Shinsegae International, Tasa Meng Corp, Lotte Group and Shilla Group.

In mid-July 2010, Coach entered into an agreement with a key distributor to take control of our domestic retail businesses in Singapore and Malaysia. Coach will begin directly operating these markets in fiscal 2012 and fiscal 2013, respectively.

Subsequent to July 2, 2011, Coach entered into distribution agreements for Brazil and Vietnam, with first openings in these countries anticipated in fiscal 2012.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
International freestanding stores	61	53	44
International department store locations	109	93	81
Other international locations	41	36	34
Total international wholesale locations	211	182	159

Licensing — In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of July 2, 2011 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Watches	Movado	Spring '98	Worldwide	2015
Footwear	Jimlar	Spring '99	U.S.	2014
Eyewear	Marchon	Fall '03	Worldwide	2011
Eyewear	Luxottica	Spring '12	Worldwide	2016
Fragrance	Estee Lauder	Spring '10	Worldwide	2015

Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach’s approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, watches in selected jewelry stores and eyewear in selected optical retailers. These venues provide additional, yet controlled, exposure of the Coach brand. Coach’s licensing partners pay royalties to Coach on their net sales of Coach branded products. However, such royalties are not material to the Coach business as they currently comprise less than 1% of Coach’s total net sales. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

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

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2011, consumer contacts increased 52% to over 625 million primarily driven by increased email communications. The Company continues to leverage marketing expenses by refining our marketing programs to increase productivity and optimize distribution. Total expenses related to consumer communications in fiscal 2011 were $75.0 million, representing less than 2% of net sales.

Coach’s wide range of direct marketing activities includes email contacts, catalogs and brochures targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness, the coach.com and reedkrakoff.com websites and the Coach catalog serve as effective brand communications vehicles by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drive store traffic.

As part of Coach’s direct marketing strategy, the Company uses its database consisting of approximately 19 million active households in North America and 4.2 million active households in Japan. Email contacts and catalogs are Coach’s principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. During fiscal 2011, the Company sent approximately 480 million emails to strategically selected customers as we continue to evolve our internet outreach to maximize productivity while streamlining distribution. In fiscal 2011, the Company distributed approximately a million catalogs in Coach stores in Japan, Hong Kong, Macau and mainland China. The growing number of visitors to the coach.com websites in the U.S., Canada and Japan provides an opportunity to increase the size of these databases.

In fiscal 2011, Coach had informational websites in Australia, Bahrain, China, France, Malaysia, Mexico, Portugal, Singapore, South Korea, Spain, Taiwan, Thailand, UAE and United Kingdom. In addition, the Company utilizes and continues to explore new technologies such as blogs and social networking websites, including Twitter and Facebook, as a cost effective consumer communication opportunity to increase on-line and store sales and build brand awareness.

The Company also runs national, regional and local advertising campaigns in support of its major selling seasons.

MANUFACTURING

While all of our products are manufactured by independent manufacturers, we nevertheless maintain control of the supply chain process from design through manufacture. We are able to do this by qualifying raw material suppliers and by maintaining sourcing and product development offices in Hong Kong, China, South Korea, India, Italy and Vietnam that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Over the last several years, we have increased the presence of our senior management at our manufacturers’ facilities to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2011, approximately 84% of Coach’s total net sales were generated from products introduced within the fiscal year. As the collections are seasonal and planned to be sold in stores for short durations, our production quantities are limited which lowers our exposure to excess and obsolete inventory.

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

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, United States, Italy, Hong Kong, India, Thailand, Vietnam, Macau, Philippines, Turkey, Colombia, Malaysia, Mexico, Peru, South Africa and Taiwan. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. No one vendor currently provides more than approximately 15% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.

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

EMPLOYEES

As of July 2, 2011, Coach employed approximately 15,000 people, including both full and part time employees. Of these employees, approximately 5,200 and 6,800 were full time and part time employees, respectively, in the retail field in North America, Japan, Hong Kong, Macau, and mainland China. Approximately 65 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

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

The current economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.

The current uncertain global economic conditions are having a significant negative impact on businesses around the world. Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, unemployment, consumer credit availability, raw materials costs, fuel and energy costs, global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.

Demand for our products, and consumer spending in the premium handbag and accessories market generally, is significantly impacted by trends in consumer confidence, general business conditions, interest rates, the availability of consumer credit, and taxation. Consumer purchases of discretionary luxury items, such as Coach products, tend to decline during recessionary periods, when disposable income is lower. The general economic conditions in the economy may continue to affect consumer purchases of our products for the foreseeable future and adversely impact our results of operations.

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

We face intense competition in the product lines and markets in which we operate. Our competitors are European and American luxury brands as well as private label retailers, including some of Coach’s wholesale customers. There is a risk that our competitors may develop new products that are more popular with our customers. We may be unable to anticipate the timing and scale of such product introductions by competitors, which could harm our business. Our ability to compete also depends on the strength of our brand, whether we can attract and retain key talent, and our ability to protect our trademarks and design patents. A failure to compete effectively could adversely affect our growth and profitability.

We face risks associated with operating in international markets.

We operate on a global basis, with approximately 30% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates,
•	political or economic instability or changing macroeconomic conditions in our major markets,
•	natural and other disasters in international and other markets such as the recent earthquake and tsunami in Japan, and
•	changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

We monitor our foreign currency exposure in Japan and Canada and in order to minimize the impact on earnings of foreign currency rate movements we hedge our subsidiaries’ U.S. dollar-denominated inventory purchases, as well as Coach Japan’s U.S. dollar-denominated intercompany loan. We cannot ensure, however, that these hedges will succeed in offsetting any impact of foreign currency rate movements.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

We believe our trademarks, copyrights, patents, and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. In spite of our efforts, counterfeiting still occurs and if we are unsuccessful in challenging a third-party’s rights related to trademark, copyright, or patent this could adversely affect our future sales, financial condition, and results of operation. We are aggressive in pursuing entities involved in the trafficking and sale of counterfeit merchandise through legal or other appropriate action. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to prevent to protect the brand and prevent counterfeiting in the future. Furthermore, our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associates with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as US laws.

Our business is subject to the risks inherent in global sourcing activities.

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of or significant fluctuations in the cost of raw materials,
•	compliance with labor laws and other foreign governmental regulations,
•	imposition of additional duties, taxes and other charges on imports or exports,
•	increases in the cost of labor, fuel, travel and transportation,
•	compliance with our Global Business Integrity Program,
•	disruptions or delays in shipments,
•	loss or impairment of key manufacturing sites,
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model,
•	product quality issues,
•	political unrest, and
•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Global Operating Principles and/or Supplier Selection Guidelines, we do not control these manufacturers or suppliers or their labor or other business practices. Copies of our Global Business Integrity Program, Global Operating Principles and Supplier Selection Guidelines are posted on our website, coach.com. The violation of labor or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or suppliers’ labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could adversely affect our financial condition and results of operations.

While we have business continuity and contingency plans for our sourcing sites, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our business.

Increases in our costs, such as raw materials, labor or freight could negatively impact our overall profitability. Labor costs at many of our manufacturers has been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well and it is unlikely such cost pressure will abate if oil prices continue to increase. We may not be able to offset such increases in raw materials or labor or transportation costs through pricing measures or other means. These increasing costs of productions could also adversely affect our ability to achieve the gross margin objectives we have established.

Our business is subject to increased costs due to excess inventories if we misjudge the demand for our products.

If Coach misjudges the market for its products it may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because Coach places orders for products with its manufacturers before it receives wholesale customers’ orders, it could experience higher excess inventories if wholesale customers order fewer products than anticipated. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively impact our business.

Our Indirect segment could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.

Our Indirect segment, consisting of the U.S. Wholesale and Coach International businesses comprised approximately 13% of total net sales for fiscal 2011. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within our Indirect segment.

Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of Coach common stock.

Because Coach products are frequently given as gifts, Coach has historically realized, and expects to continue to realize, higher sales and operating income in the second quarter of its fiscal year, which includes the holiday months of November and December. Poor sales in Coach’s second fiscal quarter would have a material adverse effect on its full year operating results and result in higher inventories. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.225 per common share. The dividend program requires the use of a modest portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which includes reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. Further, there is proposed tax legislation that may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

Provisions in Coach’s charter, bylaws and Maryland law may delay or prevent an acquisition of Coach by a third party.

Coach’s charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire Coach without the consent of Coach’s Board. Coach’s charter permits its Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that Coach has the authority to issue. In addition, Coach’s Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although Coach’s Board has no intention to do so at the present time, it could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for Coach’s common stock or otherwise be in the best interest of Coach’s stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, use and size of Coach’s distribution, corporate and product development facilities as of July 2, 2011. The majority of the properties are leased, with the leases expiring at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	850,000
New York, New York	Corporate, sourcing and product development	433,000	(1)
Carlstadt, New Jersey	Corporate and product development	65,000
Tokyo, Japan	Coach Japan regional management	32,000
Dongguan, China	Sourcing, quality control and product development	27,000
Shanghai, China	Coach China regional management	22,000
Hong Kong	Sourcing and quality control	17,000
Ho Chi Minh City, Vietnam	Sourcing and quality control	11,000
Hong Kong	Coach Hong Kong regional management	9,000
Hong Kong	Sourcing and quality control	6,000
Beijing, China	Coach China regional management	3,000
Seoul, South Korea	Sourcing	3,000
Long An, Vietnam	Sourcing and quality control	1,000
Chennai, India	Sourcing and quality control	600
Luxembourg	Coach regional management	300

(1)	Includes 250,000 square feet in Coach owned buildings. During fiscal 2009, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126.3 million.

As of July 2, 2011, Coach also occupied 345 retail and 143 factory leased stores located in North America, 169 Coach-operated department store shop-in-shops, retail stores and factory stores in Japan and 66 Coach-operated department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China. These leases expire at various times through 2024. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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

Although Coach’s litigation with present or former employees is routine and incidental to the conduct of Coach’s business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” The following table sets forth, for the fiscal periods indicated, the high and low prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Index.

	High		Low	Dividends Declared per Common Share
Fiscal 2011 Quarter ended:
October 2, 2010	$43.86		$33.75	0.150
January 1, 2011	58.55		42.27	0.150
April 2, 2011	58.28		49.24	0.150
July 2, 2011	66.14		50.34	0.225
Closing price at July 1, 2011		$65.99
Fiscal 2010 Quarter ended:
September 26, 2009	$33.80		$22.94	0.075
December 26, 2009	37.35		31.04	0.075
March 27, 2010	40.60		32.96	0.075
July 3, 2010	44.37		35.36	0.150
Closing price at July 2, 2010		$35.77

As of August 5, 2011, there were 3,461 holders of record of Coach’s common stock.

Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.

Performance Graph

The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “peer group” companies listed below over the five-fiscal-year period ending July 1, 2011, the last trading day of Coach’s most recent fiscal year. Coach’s “peer group,” as determined by management, consists of:

•	Ann Taylor Stores Corporation,
•	Kenneth Cole Productions, Inc.,
•	Polo Ralph Lauren Corporation,
•	Tiffany & Co.,
•	Talbots, Inc., and
•	Williams-Sonoma, Inc.

TOTAL RETURN PERFORMANCE GRAPH

	Jun-06	Jun-07	Jun-08	Jun-09	Jul-10	Jul-11
COH	$100.00	$161.34	$97.69	$87.73	$122.91	$229.70
Peer Set	100.00	129.07	80.64	48.04	81.34	128.70
S&P 500	100.00	121.37	102.58	74.79	87.07	116.36

The graph assumes that $100 was invested on June 30, 2006 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a “Peer Group” index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Stock Repurchase Program

The Company’s share repurchases during the fourth quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in thousands, except per share data)
Period 10 (4/3/11 – 5/7/11)	1,231	$59.50	1,231	$1,268,963
Period 11 (5/8/11 – 6/4/11)	3,212	60.25	3,212	1,075,432
Period 12 (6/5/11 – 7/2/11)	1,891	60.18	1,891	961,627
Total	6,334		6,334

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$1.5 billion	June 2013

ITEM 6. SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 2, 2011 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	July 2, 2011(2)	July 3, 2010	June 27, 2009(2)	June 28, 2008(2)	June 30, 2007(3)
Consolidated Statements of Income:
Net sales	$4,158,507	$3,607,636	$3,230,468	$3,180,757	$2,612,456
Gross profit	3,023,541	2,633,691	2,322,610	2,407,103	2,022,986
Selling, general and administrative expenses	1,718,617	1,483,520	1,350,697	1,259,974	1,029,589
Operating income	1,304,924	1,150,171	971,913	1,147,129	993,397
Interest income, net(4)	1,031	7,961	10,779	44,639	41,273
Income from continuing operations	880,800	734,940	623,369	783,039	636,529
Income from continuing operations:
Per basic share	$2.99	$2.36	$1.93	$2.20	$1.72
Per diluted share	2.92	2.33	1.91	2.17	1.69
Weighted-average basic shares outstanding	294,877	311,413	323,714	355,731	369,661
Weighted-average diluted shares outstanding	301,558	315,848	325,620	360,332	377,356
Dividends declared per common share(5)	$0.675	$0.375	$0.075	$—	$—
Consolidated Percentage of Net Sales Data:
Gross margin	72.7%	73.0%	71.9%	75.7%	77.4%
Selling, general and administrative expenses	41.3%	41.1%	41.8%	39.6%	39.4%
Operating margin	31.4%	31.9%	30.1%	36.1%	38.0%
Income from continuing operations	21.2%	20.4%	19.3%	24.6%	24.4%
Consolidated Balance Sheet Data:
Working capital	$859,371	$773,605	$936,757	$908,277	$1,309,299
Total assets	2,635,116	2,467,115	2,564,336	2,247,353	2,426,611
Cash, cash equivalents and investments	712,754	702,398	806,362	706,905	1,185,816
Inventory	421,831	363,285	326,148	318,490	267,779
Long-term debt	23,360	24,159	25,072	2,580	2,865
Stockholders' equity	1,612,569	1,505,293	1,696,042	1,490,375	1,888,499
Coach Operated Store Data:(6)
North American retail stores	345	342	330	297	259
North American factory stores	143	121	111	102	93
Coach Japan locations	169	161	155	149	137
Coach China locations	66	41	28	24	16
Total stores open at fiscal year-end	723	665	624	572	505
North American retail stores	936,277	929,580	893,037	795,226	672,737
North American factory stores	649,094	548,797	477,724	413,389	321,372
Coach Japan locations	303,925	293,441	280,428	259,993	229,862
Coach China locations	127,550	78,887	52,671	44,504	25,541
Total store square footage at fiscal year-end	2,016,846	1,850,705	1,703,860	1,513,112	1,249,512
Average store square footage at fiscal year-end:
North American retail stores	2,714	2,718	2,706	2,678	2,597
North American factory stores	4,539	4,536	4,304	4,053	3,456
Coach Japan locations	1,798	1,823	1,809	1,745	1,678
Coach China locations	1,933	1,924	1,881	1,854	1,596

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2011, 2009, 2008 and 2007 were each 52-week years. Fiscal year 2010 was a 53-week year.

(2)	During fiscal 2011, fiscal 2009 and fiscal 2008, the Company recorded certain items which affect the comparability of our results. The following tables reconcile the as reported results to such results excluding these items. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about these items.

	Fiscal 2011
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,718,617	$1,304,924	$880,800	$2.92
Excluding items affecting comparability	(25,678)	25,678	0	0.00
Adjusted: (Non-GAAP Basis)	$1,692,939	$1,330,602	$880,800	$2.92

	Fiscal 2009
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,350,697	$971,913	$623,369	$1.91
Excluding items affecting comparability	(28,365)	28,365	(1,241)	0.00
Adjusted: (Non-GAAP Basis)	$1,322,332	$1,000,278	$622,128	$1.91

	Fiscal 2008
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,259,974	$1,147,129	$783,039	$2.17
Excluding items affecting comparability	(32,100)	32,100	(41,037)	(0.11)
Adjusted: (Non-GAAP Basis)	$1,227,874	$1,179,229	$742,002	$2.06
(3)	During fiscal 2007, the Company exited its corporate accounts business.
(4)	During fiscal 2011, the Company changed its method of accounting for the classification of interest and penalties related to uncertain tax positions to include such amounts as a component of the Provision for income taxes. They had previously been classified within Interest income, net. Previously reported amounts for fiscal years 2010, 2009 and 2008 have been restated to reflect this change. See the Change in Accounting Principle note presented in the Notes to the Consolidated Financial Statements.
(5)	During the fourth quarter of fiscal 2009, the Company initiated a cash dividend at an annual rate of $0.30 per share. During the fourth quarter of fiscal 2010, the Company increased the cash dividend to an annual rate of $0.60 per share. During the fourth quarter of fiscal 2011, the Company increased the cash dividend to an expected annual rate of $0.90 per share.
(6)	During fiscal 2009, the Company acquired its domestic retail businesses in Hong Kong, Macau and mainland China from its former distributor, the ImagineX group. Prior to the acquisitions, these locations were operated by the ImagineX group. See the Acquisitions note presented in the Notes to the Consolidated Financial Statements.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and Coach catalog. The Indirect segment includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed product. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end we are focused on five key initiatives:

•	Build market share in North America’s accessories market in part by growing our North American retail store base by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We expect to open about 15 net new retail stores and 25 factory outlets in fiscal 2012. The pace of our future retail store openings will depend upon the economic environment and will reflect opportunities in the marketplace. In addition, as part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to maximize productivity and continue to leverage our leadership position in the market.
•	Raise brand awareness and build market share in markets in which Coach is under-penetrated, most notably in Asia, where China is our largest geographic opportunity as our brand awareness is increasing and the category is developing rapidly. We currently plan to open about 30 new locations in mainland China during fiscal 2012. Outside of Asia, we are developing the brand opportunity as we expand into Europe and South America.
•	Refocus on the Men’s opportunity for the brand, globally, drawing on our long heritage in the category, notably in North America and Asia. We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. To this end, in fiscal 2012 our new store openings in North America and Japan will focus primarily on Men’s factory and retail stores, while our new shops in China will be dual-gender locations. Specifically, we expect about half our North American retail store openings to be Men’s locations and about 15 Men’s-only factory stores.
•	Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 retail locations in total. We currently plan to open approximately 15 net new locations during fiscal 2012.
•	Raise brand awareness and build market share through our digital strategy, coach.com, our global e-commerce sites, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with 17 informational websites in 18 countries with e-commerce enabled in the United States, Canada and Japan, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales.

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

FISCAL 2011

The key metrics of fiscal 2011 were:

•	Earnings per diluted share rose 25.5% to $2.92.
•	Net sales increased 15.3% to $4.16 billion. The 53rd week in fiscal 2010 contributed approximately $70 million of additional net sales.
•	Direct-to-consumer sales rose 14.8% to $3.62 billion.
•	Comparable sales in Coach’s North American stores increased 10.6%, primarily due to improved conversion.
•	In North America, Coach opened three net new retail stores and 22 new factory stores, bringing the total number of retail and factory stores to 345 and 143, respectively, at the end of fiscal 2011. We also expanded six factory stores in North America.
•	Coach Japan opened eight net new locations, bringing the total number of locations at the end of fiscal 2011 to 169. In addition, we expanded three locations.
•	Coach China results continued to be strong with double-digit growth in comparable stores and channel profitability. At the end of fiscal 2011, we had a total of 66 locations.
•	Coach’s Board increased the Company’s cash dividend to an expected annual rate of $0.90 per share starting with the dividend paid on July 5, 2011.
•	As a result of the March 2011 earthquake and tsunami in Japan, the Company estimates that sales in Japan were impacted by approximately $20 million and earnings per share by about two and a half cents during the third quarter and by approximately $26 million and about three and a half cents during the fourth quarter. Due to the events in Japan, as of the end of the fiscal year, two stores remained temporarily closed; these two stores reopened during July 2011.

FISCAL 2011 COMPARED TO FISCAL 2010

The following table summarizes results of operations for fiscal 2011 compared to fiscal 2010:

	Fiscal Year Ended
	July 2, 2011		July 3, 2010		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,158.5	100.0%	$3,607.6	100.0%	$550.9	15.3%
Gross profit	3,023.5	72.7	2,633.7	73.0	389.9	14.8
Selling, general and administrative expenses	1,718.6	41.3	1,483.5	41.1	235.1	15.8
Operating income	1,304.9	31.4	1,150.2	31.9	154.8	13.5
Interest income, net	1.0	0.0	8.0	0.2	(6.9)	(87.0)
Provision for income taxes	420.4	10.1	423.2	11.7	(2.8)	(0.7)
Net income	880.8	21.2	734.9	20.4	145.9	19.8
Net Income per share:
Basic	$2.99		$2.36		$0.63	26.6%
Diluted	2.92		2.33		0.59	25.5

Net Sales

The following table presents net sales by operating segment for fiscal 2011 compared to fiscal 2010:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net Sales
	July 2, 2011	July 3, 2010	Rate of Change	July 2, 2011	July 3, 2010
	(dollars in millions)		(FY11 vs. FY10)
Direct-to-Consumer	$3,621.9	$3,155.8	14.8%	87.1%	87.5%
Indirect	536.6	451.8	18.8	12.9	12.5
Total net sales	$4,158.5	$3,607.6	15.3	100.0%	100.0%

Direct-to-Consumer — Net sales increased 14.8% to $3.62 billion during fiscal 2011 from $3.16 billion during fiscal 2010, driven by sales increases in our Company-operated stores in North America and China. Net sales of fiscal 2010 included an additional week of sales, which represented approximately $62 million.

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

In North America, net sales increased 14.4% driven by sales from new and expanded stores and by a 10.6% increase in comparable store sales. During fiscal 2011, Coach opened three net new retail stores and 22 new factory stores, and expanded six factory stores in North America. In Japan, net sales increased 5.1% driven by an approximately $69.8 million, or 9.8%, positive impact from foreign currency exchange. During fiscal 2011, Coach opened eight net new locations and expanded three locations in Japan. Coach China results continued to be strong with double-digit percentage growth in comparable store sales. During fiscal 2011, Coach opened 25 net new stores in Hong Kong and mainland China.

Indirect — Net sales increased 18.8% to $536.6 million from $451.8 million in fiscal 2010. The increase was driven primarily by an 18.4% increase in Coach International Wholesale and U.S. Wholesale net revenue. The net sales increase was partially offset by an additional week of sales in fiscal 2010, which represented approximately $8 million. Licensing revenue of approximately $24.7 million and $19.2 million in fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

Operating Income

Operating income increased 13.5% to $1.30 billion in fiscal 2011 as compared to $1.15 billion in fiscal 2010. Excluding items affecting comparability of $25.7 million in fiscal 2011, operating income increased 15.7% to $1.33 billion. Operating margin decreased to 31.4% as compared to 31.9% in the prior year, as gross margin decreased while selling, general, and administrative (“SG&A”) expenses slightly increased as a percentage of sales. Excluding items affecting comparability, operating margin was 32.0% in fiscal 2011.

Gross profit increased 14.8% to $3.02 billion in fiscal 2011 from $2.63 billion in fiscal 2010. Gross margin was 72.7% in fiscal 2011 as compared to 73.0% during fiscal 2010. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates and fluctuations in material costs. These factors, among, others may cause gross profit to fluctuate from year to year.

SG&A expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan and Coach China operating expenses. These expenses are affected by the number of Coach-operated stores in North America, Japan, Hong Kong, Macau and mainland China open during any fiscal period and the related proportion of retail and wholesale sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, consulting and software expenses. SG&A expenses increase as the number of Coach-operated stores increase, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

During fiscal 2011, SG&A expenses increased 15.8% to $1.72 billion, compared to $1.48 billion during fiscal 2010. Excluding items affecting comparability of $25.7 million in fiscal 2011, SG&A expenses were $1.69 billion. As a percentage of net sales, SG&A expenses were 41.3% and 41.1% during fiscal 2011 and fiscal 2010, respectively. Excluding items affecting comparability during fiscal 2011, SG&A expenses as a percentage of net sales were 40.7% as we leveraged our selling expense base on higher sales.

Selling expenses were $1.18 billion, or 28.5% of net sales compared to $1.05 billion, or 29.1% of net sales, during fiscal 2010. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings. Additionally, selling expenses of Reed Krakoff stores contributed to the dollar increase since the brand was not launched until the beginning of fiscal 2011. Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage. The decrease in Coach Japan operating expenses in constant currency of $10.2 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $33.5 million.

Advertising, marketing, and design costs were $224.4 million, or 5.4% of net sales, compared to $179.4 million, or 5.0% of net sales, during fiscal 2010. The increase was primarily due to new design expenditures and development costs for new merchandising initiatives. Also contributing to the increase were marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 17 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.

Distribution and consumer service expenses were $58.2 million, or 1.4% of net sales, compared to $48.0 million, or 1.3% of net sales, during fiscal 2010. To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region. During fiscal 2011, the Asia distribution center contributed to the increase in distribution and consumer service expenses; however in the long run, the Company expects the Asia distribution center to reduce costs as a percentage of net sales.

Administrative expenses were $252.4 million, or 6.1% of net sales, compared to $204.0 million, or 5.7% of net sales, during fiscal 2010. Excluding items affecting comparability of $25.7 million in fiscal 2011, expenses were $226.7 million, representing 5.5% of net sales. The increase in administrative expenses was primarily due to higher share-based and performance-based compensation.

Interest Income, Net

Net interest income was $1.0 million in fiscal 2011 compared to $8.0 million in fiscal 2010. The decrease is attributable to lower returns on our investments due to lower investment balances during the year.

Provision for Income Taxes

The effective tax rate was 32.3% in fiscal 2011 compared to 36.5% in fiscal 2010. Excluding the benefit from the items affecting comparability, the effective tax rate was 33.6% in fiscal 2011. The decrease in the effective tax rate is primarily attributable to a favorable settlement of a multi-year tax return examination and higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $880.8 million in fiscal 2011 compared to $734.9 million in fiscal 2010. The increase was due to the higher operating income and a reduction of the effective tax rate.

FISCAL 2010 COMPARED TO FISCAL 2009

The following table summarizes results of operations for fiscal 2010 compared to fiscal 2009:

	Fiscal Year Ended
	July 3, 2010		July 27, 2009		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,607.6	100.0%	$3,230.5	100.0%	$377.2	11.7%
Gross profit	2,633.7	73.0	2,322.6	71.9	311.1	13.4
Selling, general and administrative expenses	1,483.5	41.1	1,350.7	41.8	132.8	9.8
Operating income	1,150.2	31.9	971.9	30.1	178.3	18.3
Interest income, net	8.0	0.2	10.8	0.3	(2.8)	(26.1)
Provision for income taxes	423.2	11.7	359.3	11.1	63.9	17.8
Net income	734.9	20.4	623.4	19.3	111.6	17.9
Net Income per share:
Basic	$2.36		$1.93		$0.43	22.6%
Diluted	2.33		1.91		0.41	21.5

Net Sales

The following table presents net sales by operating segment for fiscal 2010 compared to fiscal 2009:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net Sales
	July 3, 2010	July 27, 2009	Rate of Change	July 3, 2010	July 27, 2009
	(dollars in millions)		(FY10 vs. FY09)
Direct-to-Consumer	$3,155.8	$2,726.9	15.7%	87.5%	84.4%
Indirect	451.8	503.6	(10.3)	12.5	15.6
Total net sales	$3,607.6	$3,230.5	11.7	100.0%	100.0%

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

Operating Income

Operating income increased 18.3% to $1.15 billion in fiscal 2010 as compared to $971.9 million in fiscal 2009. Excluding items affecting comparability of $28.4 million in fiscal 2009, operating income increased 15.0% from $1.00 billion. Operating margin increased to 31.9% as compared to 30.1% in the prior year, as gross margin increased while SG&A expenses declined as a percentage of sales. Excluding items affecting comparability, operating margin was 31.0% in fiscal 2009.

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

During fiscal 2010, SG&A expenses increased 9.8% to $1.48 billion, compared to $1.35 billion in fiscal 2009. Excluding items affecting comparability of $28.4 million in fiscal 2009, SG&A expenses were $1.32 billion. As a percentage of net sales, SG&A expenses were 41.1% and 41.8% during fiscal 2010 and fiscal 2009, respectively. Excluding items affecting comparability during fiscal 2009, selling general and administrative expenses as a percentage of net sales were 40.9%. Overall SG&A expenses increased primarily from higher administrative expenses driven by performance-based compensation and a prior year reversal of a straight-line rent accrual, resulting from the purchase of our corporate headquarters building that did not recur in fiscal 2010.

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

Interest Income, Net

Net interest income was $8.0 million in fiscal 2010 compared to $10.8 million in fiscal 2009. The decrease is attributable to lower returns on our investments due to lower interest rates.

Provision for Income Taxes

The effective tax rate was 36.5% in fiscal 2010 compared to 36.6% in fiscal 2009. In the fourth quarter of fiscal 2009, the Company recorded a benefit of $18.8 million primarily related to favorable settlements of tax return examinations and certain other tax accounting adjustments. Excluding these benefits, the effective tax rate was 38.5% in fiscal 2009.

Net Income

Net income was $734.9 million in fiscal 2010 compared to $623.4 million in fiscal 2009. Excluding items affecting comparability of $1.2 million in fiscal 2009, net income was $622.1 million in fiscal 2009. The increase was primarily due to operating income improvement partially offset by a higher provision for income taxes.

FISCAL 2011, FISCAL 2009 AND FISCAL 2008 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

Non-GAAP Measures

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income, and provision for income taxes in fiscal 2011 reflect certain items which affect the comparability of our results. Similarly, the reported SG&A expenses, operating income, provision for income taxes, income from continuing operations, net income and earnings per diluted share from continuing operations in both fiscal 2009 and fiscal 2008 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these fiscal years to exclude the impact of these items.

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

The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	Fiscal Year Ended
	(dollars in millions, except per share data)
	July 2, 2011	June 27, 2009	June 28, 2008
Operating income
Cost savings measures	$—	$(13.4)	$—
Charitable foundation contribution	(25.7)	(15.0)	(20.0)
Variable expense	—	—	(12.1)
Total Operating income impact	$(25.7)	$(28.4)	$(32.1)
Provision for income taxes
Cost savings measures	$—	$(5.1)	$—
Charitable foundation contribution	(10.2)	(5.7)	(7.8)
Tax adjustments	(15.5)	(18.8)	(60.6)
Variable expense	—	—	(4.7)
Total Provision for income taxes impact	$(25.7)	$(29.6)	$(73.1)
Net income
Cost savings measures	$—	$(8.3)	$—
Charitable foundation contribution	(15.5)	(9.3)	(12.2)
Tax adjustments	15.5	18.8	60.6
Variable expense	—	—	(7.4)
Total Net income impact	$0.0	$1.2	$41.0
Diluted earnings per share
Cost savings measures	$—	$(0.03)	$—
Charitable foundation contribution	(0.05)	(0.03)	(0.03)
Tax adjustments	0.05	0.06	0.17
Variable expense	—	—	(0.02)
Total Diluted earnings per share impact	$0.00	$0.00	$0.11

Fiscal 2011 Items

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

Charitable Contribution and Tax Adjustments

During the fourth quarter of fiscal 2009, the Company decreased the provision for income taxes by $18.8 million, primarily as a result of a favorable settlement of a multi-year tax return examination and other tax accounting adjustments. The underlying events and circumstances for the tax settlement and adjustments were not related to the fiscal 2008 settlement. The Company used the net income favorability to contribute $15.0 million to the Coach Foundation. The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting foundation funding needed to be adjusted. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated and paid for fiscal 2009.

Fiscal 2008 Items

Charitable Contribution and Tax Adjustments

During the fourth quarter of fiscal 2008, the Company decreased the provision for income taxes by $60.6 million, primarily as a result of a favorable settlement of a tax return examination. The underlying events and circumstances for the tax settlement were not related to the fiscal 2009 settlement. The Company used the net income favorability to create the Coach Foundation. The Company recorded an initial contribution to the Coach Foundation in the amount of $20.0 million. The Company believed that in order to reflect the direct results of the business operations as was done for executive management incentive compensation, both the tax adjustments and the resulting foundation funding needed to be adjusted.

Variable Expenses

As a result of the lower income tax provision, the Company incurred additional incentive compensation expense of $12.1 million, as a portion of the Company’s incentive compensation plan is based on net income and earnings per share. Incremental incentive compensation driven by tax settlements of this magnitude is unlikely to recur in the near future as the Company has modified its incentive compensation plans during fiscal 2009 to be measured exclusive of any unusual accounting adjustments. The Company believes excluding these variable expenses, which were directly linked to the tax settlements, assists investors in evaluating the Company’s direct, ongoing business operations.

Currency Fluctuation Effects

Percentage increases and decreases in sales in fiscal 2011 and fiscal 2010 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating foreign-denominated sales into U.S. dollars and comparing these figures to the same period in the prior fiscal year.

We believe that presenting Coach Japan sales increases and decreases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on this valuable performance measure of significant year-over-year currency fluctuations.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $1.03 billion in fiscal 2011 compared to $990.9 million in fiscal 2010. The increase of $42.4 million was primarily due to the $145.9 million increase in net income as well as changes in deferred income taxes year-over-year, partially offset by working capital changes between the two periods, the most significant of which occurred in other assets and trade accounts receivable. Deferred income taxes were a source of cash of $39.7 million in fiscal 2011 compared to a use of cash of $17.1 million in fiscal 2010, due to the timing of deferred tax items. Other assets were a use of cash of $42.2 million in fiscal 2011 compared to a cash source of $35.6 million in fiscal 2010, primarily due to the timing of certain cash receipts. Trade accounts receivable were a use of cash of $31.8 million in fiscal 2011, compared to a cash source of $4.3 million in fiscal 2010, due to the timing of shipments to, and payments from, customers.

Net cash used in investing activities was $59.6 million in fiscal 2011 compared to $182.2 million in fiscal 2010. Purchases of investments and proceeds from their maturities and sales resulted in a net cash inflow in fiscal 2011 of $97.7 million, compared to a net cash outflow of $99.9 million in fiscal 2010. Additionally, purchases of property and equipment were $66.6 million higher in the current fiscal year, driven by the timing of certain projects and the Company’s international expansion.

Net cash used in financing activities was $875.1 million in fiscal 2011 as compared to $1.02 billion in fiscal 2010. The decrease of $144.8 million was primarily attributable to $138.6 million of higher cash proceeds from share-based compensation awards during the current fiscal year. The Company spent approximately $1.10 billion on repurchases of common stock in both fiscal 2011and fiscal 2010.

Revolving Credit Facilities

On July 26, 2007, the Company renewed its $100 million revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”), extending the facility expiration to July 26, 2012. At Coach’s request and lenders’ consent, the Bank of America facility can be expanded to $200 million. The facility can also be extended for two additional one-year periods, at Coach’s request and the lenders’ consent.

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2011 and fiscal 2010 there were no borrowings under the Bank of America facility. Accordingly, as of July 2, 2011 and July 3, 2010, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of July 2, 2011 was $90.0 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At July 2, 2011, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion yen, or approximately $50.7 million, at July 2, 2011. Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points. During fiscal 2011, the peak borrowings under the Japanese credit facilities were $27.1 million. There were no borrowings in fiscal 2010. As of July 2, 2011 and July 3, 2010, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million at July 2, 2011. Interest is based on the People’s Bank of China rate. During fiscal 2011 and fiscal 2010, the peak borrowings under this credit facility were $0 and $7.5 million. At July 2, 2011 and July 3, 2010, there were no outstanding borrowings under this facility.

Common Stock Repurchase Program

During fiscal 2011, the Company completed its $1.0 billion common stock repurchase program, which was put into place in April 2010. In January 2011, the Board approved a new common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2013. Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2011 and fiscal 2010, the Company repurchased and retired 20.4 million and 30.7 million shares, respectively, or $1.10 billion and $1.15 billion of common stock, respectively, at an average cost of $53.81 and $37.48, respectively. As of July 2, 2011, $961.6 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

In fiscal 2011, total capital expenditures were $147.7 million related primarily to new stores and corporate infrastructure in North America, China, and Japan which accounted for approximately $42.5 million, $34.7, and $8.8 million, respectively, of total capital expenditures. Approximately $7.9 million related to investments in stores for Reed Krakoff which launched during fiscal 2011. Spending on department store renovations and distributor locations accounted for approximately $10.9 million of the total capital expenditures. The remaining capital expenditures related to corporate systems and infrastructure. These investments were financed from on hand cash and operating cash flows.

For the fiscal year ending June 30, 2012, the Company expects total capital expenditures to be approximately $200 million. Capital expenditures will be primarily for new stores in North America; Hong Kong, Macau and mainland China; Japan; and Singapore and technology to support our global expansion. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2011, Coach purchased approximately $1.2 billion of inventory, which was primarily funded by on hand cash and operating cash flows.

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

Commitments

At July 2, 2011, the Company had credit available of $275.0 million, of which $171.9 million of letters of credit were outstanding. These letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Contractual Obligations

As of July 2, 2011, Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
		Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	Total	Fiscal 2012	Fiscal 2013 – 2014	Fiscal 2015 – 2016	Fiscal 2017 and beyond
	(amounts in millions)
Capital expenditure commitments(1)	$1.1	$1.1	$—	$—	$—
Inventory purchase obligations(2)	195.4	195.4	—	—	—
Long-term debt, including the current portion(3)	24.2	0.8	22.9	0.5	—
Operating leases	1,019.3	152.9	288.4	227.3	350.7
Total	$1,240.0	$350.2	$311.3	$227.8	$350.7

(1)	Represents the Company’s legally binding agreements related to capital expenditures.
(2)	Represents the Company’s legally binding agreements to purchase finished goods.
(3)	Amounts presented include interest payment obligations.

The table above excludes the following: amounts included in current liabilities, other than the current portion of long-term debt, in the Consolidated Balance Sheet at July 2, 2011 as these items will be paid within one year; long-term liabilities not requiring cash payments, such as deferred lease incentives; and cash contributions for the Company’s pension plans. The Company intends to contribute approximately $0.4 million to its pension plans during the next year. The above table also excludes reserves recorded in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance for accounting for uncertainty in income taxes which has been codified within Accounting Standards Codification (“ASC”) 740, as we are unable to reasonably estimate the timing of future cash flows related to these reserves.

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading or speculative purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $1.9 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments began in July 2009, with the final payment of $21.6 million due in June 2013. As of July 2, 2011, the remaining balance on the mortgage was $22.3 million.

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

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At July 2, 2011, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of goods sold.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and other indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2011, fiscal 2010 or fiscal 2009.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually and whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company recorded an impairment loss in fiscal 2009 of $1.5 million related to the closure of three underperforming stores. The Company did not record any impairment losses in fiscal 2011 or fiscal 2010. However, as the determination of future cash flows is based on expected future performance, impairment could result in the future if expectations are not met.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed and records such amounts as revenue over the period of the performance obligation. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. At July 2, 2011, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would result in an insignificant change in fiscal 2011 share-based compensation expense.

Recent Accounting Pronouncements

Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which were effective for the Company beginning on January 2, 2011. The disclosure guidance adopted on December 27, 2009 and January 2, 2011 did not have a material impact on our consolidated financial statements.

In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 1, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company’s fiscal year and interim periods beginning July 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.

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

Substantially all of Coach’s fiscal 2011 non-licensed product needs were purchased from independent manufacturers in countries other than the United States. These countries include China, United States, Italy, Hong Kong, India, Thailand, Vietnam, Macau, Philippines, Turkey, Colombia, Malaysia, Mexico, Peru, South Africa and Taiwan. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding consumer sales at Coach Japan, Coach Canada and Coach China, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of July 2, 2011 and July 3, 2010, open foreign currency forward contracts designated as hedges with a notional amount of $171.0 million and $248.6 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $109.1 million U.S. dollar-denominated fixed rate intercompany loan from Coach. To manage this risk, on June 30, 2011, Coach Japan entered into a cross currency swap transaction, the terms of which include an exchange of a yen fixed interest rate for a U.S. dollar fixed interest rate. The loan matures on December 29, 2011, at which point the swap requires an exchange of Japanese yen and U.S. dollar based notional values.

The fair value of open foreign currency derivatives included in current assets at July 2, 2011 and July 3, 2010 was $2.0 million and $2.1 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at July 2, 2011 and July 3, 2010 was $1.7 million and $7.5 million, respectively. The fair value of these contracts is sensitive to changes in Japanese yen and Canadian dollar exchange rates.

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

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At July 2, 2011 and July 3, 2010, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $2.3 million and $99.9 million, on those dates respectively. As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments. At July 2, 2011, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. At July 2, 2011, as the auction rate securities’ adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of July 2, 2011, the Company had no outstanding borrowings on its Bank of America facility, its revolving credit facility maintained by Coach Japan, and its revolving credit facility maintained by Coach Shanghai Limited. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

As of July 2, 2011, Coach’s outstanding long-term debt, including the current portion, was $24.2 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements,” which is located on page 41 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Michael F. Devine, III, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of July 2, 2011.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2011 and concluded that it is effective.

The Company’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. The audit report appears on page 43 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of management set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Matters Relating to Coach’s Independent Auditors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 41 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
Date: August 19, 2011	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 19, 2011.

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
For the Fiscal Year Ended July 2, 2011

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of July 2, 2011 and July 3, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective July 4, 2010, the Company changed its method of accounting for presentation of interest and penalties for uncertain tax positions from classifying such amounts as a component of interest expense included within Interest income, net to classifying such amounts as a component of the provision for income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the “Company”) as of July 2, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2011 of the Company and our report dated August 19, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes an explanatory paragraph regarding the Company’s change in method of accounting for presentation of interest and penalties for uncertain tax positions from classifying such amounts as a component of interest expense included within Interest income, net to classifying such amounts as a component of the provision for income taxes.

/s/ Deloitte & Touche LLP

New York, New York
August 19, 2011

COACH, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	July 2, 2011	July 3, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$699,782	$596,470
Short-term investments	2,256	99,928
Trade accounts receivable, less allowances of $9,544 and $6,965, respectively	142,898	109,068
Inventories	421,831	363,285
Deferred income taxes	93,902	77,355
Prepaid expenses	38,203	30,375
Other current assets	53,516	26,160
Total current assets	1,452,388	1,302,641
Property and equipment, net	582,348	548,474
Goodwill	331,004	305,861
Intangible assets	9,788	9,788
Deferred income taxes	103,657	156,465
Other assets	155,931	143,886
Total assets	$2,635,116	$2,467,115
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$118,612	$105,569
Accrued liabilities	473,610	422,725
Current portion of long-term debt	795	742
Total current liabilities	593,017	529,036
Long-term debt	23,360	24,159
Other liabilities	406,170	408,627
Total liabilities	1,022,547	961,822
See note on commitments and contingencies
Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding – 288,514,529 and 296,867,247, respectively	2,886	2,969
Additional paid-in-capital	2,000,426	1,502,982
Accumulated deficit	(445,654)	(30,053)
Accumulated other comprehensive income	54,911	29,395
Total stockholders' equity	1,612,569	1,505,293
Total liabilities and stockholders' equity	$2,635,116	$2,467,115

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net sales	$4,158,507	$3,607,636	$3,230,468
Cost of sales	1,134,966	973,945	907,858
Gross profit	3,023,541	2,633,691	2,322,610
Selling, general and administrative expenses	1,718,617	1,483,520	1,350,697
Operating income	1,304,924	1,150,171	971,913
Interest income, net	1,031	7,961	10,779
Other expense	(4,736)	—	—
Income before provision for income taxes	1,301,219	1,158,132	982,692
Provision for income taxes	420,419	423,192	359,323
Net income	$880,800	$734,940	$623,369
Net income per share
Basic	$2.99	$2.36	$1.93
Diluted	$2.92	$2.33	$1.91
Shares used in computing net income per share
Basic	294,877	311,413	323,714
Diluted	301,558	315,848	325,620

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at June 28, 2008	336,729	$—	$3,367	$1,115,041	$353,122	$18,845	$1,490,375
Net income	—	—	—	—	623,369	—	623,369
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(7,278)	(7,278)
Translation adjustments	—	—	—	—	—	(5,298)	(5,298)
Change in pension liability, net of tax	—	—	—	—	—	(1,368)	(1,368)
Comprehensive income							609,425
Cumulative effect of adoption of ASC 320-10-35-17 (see note on Fair Value Measurements)	—	—	—	—	1,072	(1,072)	—
Shares issued for stock options and employee benefit plans	1,436	—	15	7,348	—	—	7,363
Share-based compensation	—	—	—	67,542	—	—	67,542
Tax deficit from share-based compensation	—	—	—	(871)	—	—	(871)
Repurchase and retirement of common stock	(20,159)	—	(202)	—	(453,584)	—	(453,786)
Adjustment to adopt ASC 715 measurement date provision, net of tax	—	—	—	—	(183)	22	(161)
Dividends declared	—	—	—	—	(23,845)	—	(23,845)
Balances at June 27, 2009	318,006	—	3,180	1,189,060	499,951	3,851	1,696,042
Net income	—	—	—	—	734,940	—	734,940
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(1,757)	(1,757)
Translation adjustments	—	—	—	—	—	27,464	27,464
Change in pension liability, net of tax	—	—	—	—	—	(163)	(163)
Comprehensive income							760,484
Shares issued for stock options and employee benefit plans	9,547	—	96	204,886	—	—	204,982
Share-based compensation	—	—	—	81,420	—	—	81,420
Excess tax benefit from share-based compensation	—	—	—	27,616	—	—	27,616
Repurchase and retirement of common stock	(30,686)	—	(307)	—	(1,149,691)	—	(1,149,998)
Dividends declared	—	—	—	—	(115,253)	—	(115,253)
Balances at July 3, 2010	296,867	—	2,969	1,502,982	(30,053)	29,395	1,505,293
Net income	—	—	—	—	880,800	—	880,800
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	627	627
Translation adjustments	—	—	—	—	—	24,351	24,351
Change in pension liability, net of tax	—	—	—	—	—	538	538
Comprehensive income							906,316
Shares issued for stock options and employee benefit plans	12,052	—	121	343,450	—	—	343,571
Share-based compensation	—	—	—	95,830	—	—	95,830
Excess tax benefit from share-based compensation	—	—	—	58,164	—	—	58,164
Repurchase and retirement of common stock	(20,404)	—	(204)	—	(1,097,796)	—	(1,098,000)
Dividends declared	—	—	—	—	(198,605)	—	(198,605)
Balances at July 2, 2011	288,515	$—	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$880,800	$734,940	$623,369
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	125,106	126,744	123,014
Provision for bad debt	2,014	(698)	909
Share-based compensation	95,830	81,420	67,542
Excess tax (benefit) deficit from share-based compensation	(58,164)	(27,616)	871
Deferred income taxes	39,724	(17,129)	13,660
Other noncash credits and (charges), net	9,790	(10,449)	10,151
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(31,831)	4,344	3,309
(Increase) decrease in inventories	(64,720)	(33,878)	4,070
(Increase) decrease in other assets	(42,174)	35,640	31,155
Increase in other liabilities	13,421	28,477	211
Increase (decrease) in accounts payable	9,742	1,019	(37,017)
Increase (decrease) in accrued liabilities	53,733	68,063	(32,092)
Net cash provided by operating activities	1,033,271	990,877	809,152
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(9,559)	—	—
Acquisition of distributor	—	(1,200)	(24,400)
Purchases of property and equipment	(147,744)	(81,116)	(137,029)
Purchase of corporate headquarters building	—	—	(103,300)
Purchases of investments	(224,007)	(229,860)	—
Proceeds from sales and maturities of investments	321,679	129,932	—
Net cash used in investing activities	(59,631)	(182,244)	(264,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(178,115)	(94,324)	—
Repurchase of common stock	(1,098,000)	(1,149,998)	(453,786)
Repayment of long-term debt	(746)	(679)	(285)
(Repayments) borrowings on revolving credit facility, net	—	(7,496)	7,496
Proceeds from share-based awards, net	343,571	204,982	7,363
Excess tax benefit (deficit) from share-based compensation	58,164	27,616	(871)
Net cash used in financing activities	(875,126)	(1,019,899)	(440,083)
Effect of exchange rate changes on cash and cash equivalents	4,798	7,374	(2,883)
Increase (decrease) increase in cash and cash equivalents	103,312	(203,892)	101,457
Cash and cash equivalents at beginning of year	596,470	800,362	698,905
Cash and cash equivalents at end of year	$699,782	$596,470	$800,362
Supplemental information:
Cash paid for income taxes	$364,493	$364,156	$336,091
Cash paid for interest	$1,233	$1,499	$2,014
Noncash investing activity – property and equipment obligations	$23,173	$16,526	$20,520
Noncash financing activity – mortgage debt assumed	$—	$—	$23,000

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. NATURE OF OPERATIONS

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach’s products are sold through the Direct-to-Consumer segment, which includes Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, the Internet and the Coach catalog, and through the Indirect segment, which includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed products.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended July 2, 2011 (“fiscal 2011”) and June 27, 2009 (“fiscal 2009”) were each 52-week periods. The fiscal year ended July 3, 2010 (“fiscal 2010”) was a 53-week period. The fiscal year ending June 30, 2012 (“fiscal 2012”) will be a 52-week period.

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

Short-term investments consist of commercial paper; the adjusted book value of the commercial paper equals its fair value. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost.

In fiscal 2011, the Company participated in the organization of a joint venture. The Company has contributed a total of $9,559 in cash to the joint venture through July 2, 2011. This investment, which consists of a 50% equity interest, is accounted for using the equity method of accounting.

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

Operating Leases

The Company’s leases for office space, retail stores and the distribution facility are accounted for as operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit on the balance sheet and amortized over the lease term, which is consistent with the amortization period for the constructed assets. Rent expense is recorded when the Company takes possession of a store to begin its build out, which generally occurs before the stated commencement of the lease term and is approximately 60 to 90 days prior to the opening of the store.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment evaluation in fiscal 2011, fiscal 2010 and fiscal 2009 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment annually and whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related business. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company performed an impairment evaluation in fiscal 2011, fiscal 2010 and fiscal 2009 and concluded that there was no impairment of its long-lived assets for stores expected to remain open. The Company recorded an impairment charge of $1,500 in fiscal 2009 related to the closure of three underperforming stores.

Stock Repurchase and Retirement

Coach accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. Under Maryland

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

law, Coach’s state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. During the second quarter of fiscal 2008, the Company’s total cumulative stock repurchases exceeded the total shares issued in connection with the Company’s October 2000 initial public offering, and stock repurchases in excess of this amount are assumed to be made from the Company’s April 2001 Sara Lee exchange offer. Shares issued in connection with this exchange offer were accounted for as a contribution to common stock and retained earnings. Therefore, stock repurchases and retirements associated with the exchange offer are accounted for by allocation of the repurchase price to common stock and retained earnings. During the fourth quarter of fiscal 2010, cumulative stock repurchases allocated to retained earnings have resulted in an accumulated deficit balance. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity. The total cumulative amount of common stock repurchase price allocated to retained earnings as of July 2, 2011 was approximately $5,100,000.

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

Advertising

Advertising costs include expenses related to direct marketing activities, such as catalogs, as well as media and production costs. In fiscal 2011, fiscal 2010 and fiscal 2009, advertising expenses totaled $74,988, $61,241 and $50,078, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

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

Shipping and Handling

Shipping and handling costs incurred were $31,522, $22,661 and $26,142 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Under ASC 740, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. In evaluating the unrecognized tax benefits associated with the Company’s various tax filing positions, management records these positions using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with ASC 740. The Company classifies interest and penalties, if present, on uncertain tax positions in the Provision for income taxes. See the note on Change in Accounting Principle.

Fair Value of Financial Instruments

As of July 2, 2011 and July 3, 2010, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. The Company has evaluated its Industrial Revenue Bond and mortgage and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. See note on Fair Value Measurements for the fair values of the Company’s investments as of July 2, 2011 and July 3, 2010.

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

Foreign Currency

The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

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

Recent Accounting Pronouncements

Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on December 27, 2009, except for certain disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements, which were effective for the Company beginning on January 2, 2011. The disclosure guidance adopted on December 27, 2009 and January 2, 2011 did not have a material impact on our consolidated financial statements.

In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 1, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company’s fiscal year and interim periods beginning July 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.

3. SHARE-BASED COMPENSATION

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Share-based compensation expense	$95,830	$81,420	$67,542
Income tax benefit related to share-based compensation expense	33,377	28,446	23,920

Coach Stock-Based Plans

Coach maintains the 2010 Stock Incentive Plan to award stock options and shares to certain members of Coach management and the outside members of its Board of Directors (“Board”). Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan for awards granted prior to the establishment of the 2010 Stock Incentive Plan. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Stock options and share awards

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3. SHARE-BASED COMPENSATION  – (continued)

that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards, granted primarily for retention purposes, are subject to forfeiture until completion of the vesting period, which ranges from one to five years. The Company issues new shares upon the exercise of stock options, vesting of share units and employee stock purchase.

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. No replacement stock options were granted in fiscal 2011, fiscal 2010 or fiscal 2009.

Stock Options

A summary of option activity under the Coach stock option plans as of July 2, 2011 and changes during the year then ended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 3, 2010	24,905	$30.87
Granted	3,598	39.57
Exercised	(11,167)	32.00
Forfeited or expired	(504)	39.04
Outstanding at July 2, 2011	16,832	31.73	6.1	$576,621
Vested or expected to vest at July 2, 2011	16,774	31.70	6.1	575,205
Exercisable at July 2, 2011	8,324	29.91	4.3	300,328

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Expected term (years)	3.3	3.0	3.0
Expected volatility	44.9%	49.4%	44.7%
Risk-free interest rate	1.0%	1.7%	2.7%
Dividend yield	1.5%	1.0%	0.0%

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

The weighted-average grant-date fair value of options granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $11.41, $9.68 and $8.36, respectively. The total intrinsic value of options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $226,511, $127,879 and $11,495, respectively. The total cash received from option exercises was $357,344, $208,919 and $9,382 in fiscal 2011, fiscal 2010 and fiscal 2009,

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3. SHARE-BASED COMPENSATION  – (continued)

respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $84,993, $47,795 and $4,427, respectively.

At July 2, 2011, $43,294 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.

Share Units

The grant-date fair value of each Coach share unit is equal to the fair value of Coach stock at the grant date. The weighted-average grant-date fair value of shares granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $40.31, $30.55 and $24.62, respectively. The following table summarizes information about non-vested shares as of and for the year ended July 2, 2011:

	Number of Non-Vested Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 3, 2010	3,780	$29.40
Granted	2,080	40.31
Vested	(1,331)	31.21
Forfeited	(208)	32.96
Nonvested at July 2, 2011	4,321	33.81

The total fair value of shares vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $58,359, $23,955 and $15,859, respectively. At July 2, 2011, $79,837 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 120, 176 and 268 new shares to employees in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Expected term (years)	0.5	0.5	0.5
Expected volatility	31.7%	57.6%	64.7%
Risk-free interest rate	0.2%	0.2%	1.1%
Dividend yield	1.3%	1.0%	—%

The weighted-average fair value of the purchase rights granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $11.51, $9.15 and $8.42, respectively.

Deferred Compensation

Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach’s outside directors may defer their director’s fees. Amounts deferred under these plans may, at the participants’ election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at July 2, 2011 and July 3, 2010 were $2,688 and $2,980, respectively, and are included within total liabilities in the consolidated balance sheets.

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

Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company’s operating leases consisted of the following:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Minimum rentals	$129,110	$121,563	$107,272
Contingent rentals	77,795	59,806	43,995
Total rent expense	$206,905	$181,369	$151,267

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2012	$152,871
2013	148,348
2014	140,032
2015	133,556
2016	93,785
Subsequent to 2016	350,671
Total minimum future rental payments	$1,019,263

Certain operating leases provide for renewal for periods of five to ten years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by new leases.

5. FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company categorized its assets and liabilities based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. FAIR VALUE MEASUREMENTS  – (continued)

The following table shows the fair value measurements of the Company’s assets and liabilities at July 2, 2011 and July 3, 2010:

	Level 2		Level 3
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Assets:
Long-term investment – auction rate security(a)	$—	$—	$6,000	$6,000
Derivative assets – zero-cost collar options(b)	2,020	2,052	—	—
Total	$2,020	$2,052	$6,000	$6,000
Liabilities:
Derivative liabilities – zero-cost collar options(b)	$1,062	$5,120	$—	$—
Derivative liabilities – cross-currency swap(c)	—	—	651	2,418
Total	$1,062	$5,120	$651	$2,418

(a)	The fair value of the security is determined using a model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.
(b)	The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
(c)	The Company is a party to a cross-currency swap transaction in order to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan’s U.S. dollar-denominated fixed rate intercompany loan. The fair value of this cash flow hedge is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company’s credit risk.

See note on Derivative Instruments and Hedging Activities for more information on the Company’s derivative contracts.

As of July 2, 2011 and July 3, 2010, the Company’s investments included an auction rate security (“ARS”) classified as a long-term investment, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. At both July 2, 2011 and July 3, 2010, the fair value of the Company’s ARS was $6,000.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

5. FAIR VALUE MEASUREMENTS  – (continued)

As of July 2, 2011 and July 3, 2010, the fair value of the Company’s cross-currency swap derivatives were included within accrued liabilities. The Company uses a management model which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of the cross-currency swap during fiscal 2011 and fiscal 2010:

Cross-Currency Swaps
Balance at July 3, 2010	$2,418
Settlement of cross-currency swap on June 30, 2011	(2,418)
Unrealized loss on cross-currency swap maturing on December 29, 2011, recorded in accumulated other comprehensive income	651
Balance at July 2, 2011	$651
Balance at June 27, 2009	$36,118
Settlement of cross-currency swap on July 2, 2010	(36,118)
Unrealized loss on cross-currency swap maturing on June 30, 2011, recorded in accumulated other comprehensive income	2,418
Balance at July 3, 2010	$2,418

The above settlement amounts for the cross-currency swaps on June 30, 2011 and July 2, 2010 are net of previously unrecognized losses recognized through accumulated other comprehensive income of $10,807 and $14,851 in fiscal 2011 and 2010, respectively, prior to the respective settlement dates.

During fiscal 2011 and fiscal 2010, the Company purchased $224,007 and $229,860, respectively, of short-term investments consisting of U.S. treasury bills and commercial paper. These investments, net of proceeds from sales and maturities, totaled $2,256 and $99,928 as of July 2, 2011 and July 3, 2010, respectively, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. They are stated at amortized cost, which approximates fair market value due to their short maturities.

6. DEBT

Revolving Credit Facilities

The Company maintains a $100,000 revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”). The facility expires on July 26, 2012. At Coach’s request and lenders’ consent, the Bank of America facility can be expanded to $200,000 and can also be extended for two additional one-year periods. Under the Bank of America facility, Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. At July 2, 2011, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During fiscal 2011 and fiscal 2010 there were no borrowings under the Bank of America facility. Accordingly, as of July 2, 2011 and July 3, 2010, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of July 2, 2011 was $89,993, due to outstanding letters of credit.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

6. DEBT  – (continued)

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion yen, or approximately $50,696, at July 2, 2011. Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points. During fiscal 2011, the peak borrowings under the Japanese credit facilities were $27,119. There were no borrowings in fiscal 2010. As of July 2, 2011 and July 3, 2010, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $9,745 at July 2, 2011. Interest is based on the People’s Bank of China rate. During fiscal 2011 and fiscal 2010, the peak borrowings under this credit facility were $0 and $7,496. At July 2, 2011 and July 3, 2010, there were no outstanding borrowings under this facility.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in August 2014. As of July 2, 2011 and July 3, 2010, the remaining balance on the loan was $1,860 and $2,245, respectively. During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments began in July 2009, with the final payment of $21,555 due in June 2013. As of July 2, 2011, the remaining balance on the mortgage was $22,295. Future principal payments under these obligations are as follows:

Fiscal Year	Amount
2012	$795
2013	22,375
2014	500
2015	485
2016	—
Subsequent to 2016	—
Total	$24,155

7. COMMITMENTS AND CONTINGENCIES

At July 2, 2011 and July 3, 2010, the Company had credit available of $275,000, of which letters of credit totaling $171,916 and $147,380, respectively, were outstanding. The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Coach is a party to employment agreements with certain key executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The Company’s employment agreements and the respective end of initial term dates are as follows:

Executive	Title	Expiration Date(1)
Lew Frankfort	Chairman and Chief Executive Officer	August 2011
Reed Krakoff	President and Executive Creative Director	June 2014
Michael Tucci	President, North America Retail Division	June 2013

(1)	Once the initial term expires, these agreements automatically renew for successive one year terms unless either the employee or Board provides notice.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

7. COMMITMENTS AND CONTINGENCIES  – (continued)

In addition to the employment agreements described above, other contractual cash obligations as of July 2, 2011 and July 3, 2010 included $195,382 and $166,596, respectively, related to inventory purchase obligations and $1,087 and $1,611, respectively, related to capital expenditure purchase obligations.

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

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Substantially all purchases and sales involving international parties are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to market risk from foreign currency exchange risk related to Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases and Coach Japan’s $109,110 U.S. dollar-denominated fixed rate intercompany loan. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of July 2, 2011 and July 3, 2010, $171,030 and $248,555 of foreign currency forward contracts were outstanding, respectively.

On July 1, 2005, to manage the exchange rate risk related to a $231,000 intercompany loan, Coach Japan entered into a cross currency swap transaction. The terms of the cross currency swap transaction included an exchange of a yen fixed interest rate for a U.S. dollar fixed interest rate and an exchange of yen and U.S. dollar-based notional values at maturity on July 2, 2010.

On July 2, 2010, Coach Japan repaid the loan, settled the cross currency swap, and entered into a new $139,400 intercompany loan agreement. Concurrently, Coach Japan entered into a cross currency swap transaction, the terms of which included an exchange of a yen fixed interest rate for a U.S. dollar fixed interest rate, requiring an exchange of yen and U.S. dollar based notional values at maturity on June 30, 2011.

On June 30, 2011, Coach Japan repaid the loan, settled the cross currency swap, and entered into a new $109,110 intercompany loan agreement with a maturity date of December 29, 2011. Similar to the previous loans, to manage the exchange rate risk, Coach Japan entered into a new cross currency swap transaction, the terms of which include an exchange of a yen fixed interest rate for a U.S. dollar fixed interest rate and an exchange of yen and U.S. dollar based notional values at maturity on December 29, 2011.

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value
		At July 2, 2011	At July 3, 2010
Foreign exchange contracts	Other Current Assets	$2,020	$2,052
Total derivative assets		$2,020	$2,052
Foreign exchange contracts	Accrued Liabilities	$1,713	$7,538
Total derivative liabilities		$1,713	$7,538

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Year Ended
Derivatives in Cash Flow Hedging Relationships	July 2, 2011	July 3, 2010
Foreign exchange contracts	$(9,394)	$(3,363)
Total	$(9,394)	$(3,363)

For fiscal 2011 and fiscal 2010, the amounts above are net of tax of $5,960 and $2,858, respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	July 2, 2011	July 3, 2010
Cost of Sales	$(15,886)	$(5,453)
Total	$(15,886)	$(5,453)

During fiscal 2011 and fiscal 2010, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $2,356 of net derivative losses included in accumulated other comprehensive income at July 2, 2011 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

Hedging activity affected accumulated other comprehensive income, net of tax, as follows:

	Year Ended
	July 2, 2011	July 3, 2010
Balance at beginning of period	$(2,092)	$(335)
Net losses transferred to earnings	10,021	1,606
Change in fair value, net of tax	(9,394)	(3,363)
Balance at end of period	$(1,465)	$(2,092)

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended July 2, 2011 and July 3, 2010 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at June 27, 2009	$281,871	$1,516	$283,387
Foreign exchange impact	22,474	—	22,474
Balance at July 3, 2010	304,345	1,516	305,861
Foreign exchange impact	25,143	—	25,143
Balance at July 2, 2011	$329,488	$1,516	$331,004

At July 2, 2011 and July 3, 2010, intangible assets not subject to amortization were $9,788 and consisted of trademarks.

10. INCOME TAXES

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 2, 2011		July 3, 2010		June 27, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes:
United States	$983,698	75.6%	$995,459	86.0%	$876,430	89.2%
Foreign	317,521	24.4	162,673	14.0	106,262	10.8
Total income before provision for income taxes	$1,301,219	100.0%	$1,158,132	100.0%	$982,692	100.0%
Tax expense at U.S. statutory rate	$455,426	35.0%	$405,346	35.0%	$343,942	35.0%
State taxes, net of federal benefit	42,464	3.3	39,131	3.4	37,775	3.8
Foreign tax rate differential	(87,607)	(6.8)	(39,631)	(3.5)	(9,202)	(0.9)
Tax benefit, primarily due to settlements of tax return examinations	(15,517)	(1.2)	—	0.0	(9,289)	(0.9)
Other, net	25,653	2.0	18,346	1.6	(3,903)	(0.4)
Taxes at effective worldwide rates	$420,419	32.3%	$423,192	36.5%	$359,323	36.6%

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. INCOME TAXES  – (continued)

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	July 2, 2011		July 3, 2010		June 27, 2009
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$345,006	$11,848	$384,716	$(40,613)	$300,700	$(5,646)
Foreign	(3,064)	26,589	(9,956)	28,449	(4,544)	14,788
State	38,753	1,287	65,562	(4,965)	49,507	4,518
Total current and deferred tax provisions (benefits)	$380,695	$39,724	$440,322	$(17,129)	$345,663	$13,660

The components of deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal 2011	Fiscal 2010
Share-based compensation	$59,672	$74,455
Reserves not deductible until paid	67,072	81,396
Pensions and other employee benefits	67,264	45,935
Property and equipment	12,439	17,121
Net operating loss	42,215	40,890
Other	2,887	3,194
Gross deferred tax assets	$251,549	$262,991
Prepaid expenses	$6,781	$7,426
Goodwill	45,528	20,521
Other	1,681	1,224
Gross deferred tax liabilities	53,990	29,171
Net deferred tax assets	$197,559	$233,820
Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$93,902	$77,355
Deferred income taxes – noncurrent asset	103,657	156,465
Deferred income taxes – noncurrent liability	—	—
Net amount recognized	$197,559	$233,820

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

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10. INCOME TAXES  – (continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Balance at beginning of fiscal year	$165,676	$137,807	$131,185
Gross increase due to tax positions related to prior periods	5,225	3,903	13,690
Gross decrease due to tax positions related to prior periods	(1,218)	(971)	(9,841)
Gross increase due to tax positions related to current period	29,342	27,034	42,367
Decrease due to lapse of statutes of limitations	(6,519)	(1,692)	(833)
Decrease due to settlements with taxing authorities	(30,446)	(405)	(38,761)
Balance at end of fiscal year	$162,060	$165,676	$137,807

Of the $162,060 ending gross unrecognized tax benefit balance, $79,370 relates to items which, if recognized, would impact the effective tax rate. As of July 2, 2011 and July 3, 2010, gross interest and penalties payable was $35,258 and $35,331, which are included in other liabilities. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company recognized interest and penalty (income) expense of $(3,195), $6,204 and $5,611, respectively, in the Consolidated Statements of Income.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Fiscal years 2008 to present are open to examination in the federal jurisdiction, fiscal 2004 to present in significant state jurisdictions, and from fiscal 2004 to present in foreign jurisdictions. During the fiscal 2011 and fiscal 2009, the Company decreased the provision for income taxes primarily as a result of a favorable settlement of a multi-year tax return examination.

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

At July 2, 2011, the Company had net operating loss carryforwards in foreign tax jurisdictions of $100,393, which will expire beginning in fiscal years 2013 through fiscal year 2017.

The total amount of undistributed earnings of foreign subsidiaries as of July 2, 2011 was $941,859. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends.

11. DEFINED CONTRIBUTION PLAN

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $16,029, $13,285 and $12,511 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2011
Net sales	$3,621,886	$536,621	$—	$4,158,507
Operating income (loss)	1,423,191	296,032	(414,299)	1,304,924
Income (loss) before provision for income taxes	1,423,191	296,032	(418,004)	1,301,219
Depreciation and amortization expense	82,333	11,273	31,500	125,106
Total assets	1,454,106	109,514	1,071,496	2,635,116
Additions to long-lived assets	106,556	8,671	39,424	154,651
Fiscal 2010
Net sales	$3,155,860	$451,776	$—	$3,607,636
Operating income (loss)	1,245,400	256,637	(351,866)	1,150,171
Income (loss) before provision for income taxes(1)	1,245,400	256,637	(343,905)	1,158,132
Depreciation and amortization expense	85,110	10,138	31,496	126,744
Total assets	1,294,445	120,739	1,051,931	2,467,115
Additions to long-lived assets	45,003	9,088	26,307	80,398
Fiscal 2009
Net sales	$2,726,891	$503,577	$—	$3,230,468
Operating income (loss)	996,285	290,981	(315,353)	971,913
Income (loss) before provision for income taxes(1)	996,285	290,981	(304,574)	982,692
Depreciation and amortization expense	82,539	10,394	30,081	123,014
Total assets	1,311,341	86,235	1,166,760	2,564,336
Additions to long-lived assets	82,852	7,242	158,665	248,759

(1)	During fiscal 2011, the Company changed its method of accounting for the classification of interest and penalties related to uncertain tax positions to include such amounts as a component of the Provision for income taxes. They had previously been classified within Interest income, net. Previously reported amounts for fiscal years 2010 and 2009 have been restated to reflect this change. See the Change in Accounting Principle note presented in the Notes to the Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12. SEGMENT INFORMATION  – (continued)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Production variances	$64,043	$61,481	$38,229
Advertising, marketing and design	(175,643)	(164,082)	(150,714)
Administration and information systems	(247,585)	(204,029)	(153,387)
Distribution and customer service	(55,114)	(45,236)	(49,481)
Total corporate unallocated	$(414,299)	$(351,866)	$(315,353)

Geographic Area Information

As of July 2, 2011, Coach operated 322 retail stores and 138 factory stores in the United States, 23 retail stores and five factory stores in Canada, 169 department store shop-in-shops, retail stores and factory stores in Japan and 66 department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China. Coach also operates distribution, product development and quality control locations in the United States, Hong Kong, China, South Korea, Vietnam and India. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period and includes property and equipment, net and other assets.

	United States	Japan	Other International(1)	Total
Fiscal 2011
Net sales	$2,895,029	$757,744	$505,734	$4,158,507
Long-lived assets	574,285	76,804	76,473	727,562
Fiscal 2010
Net sales	$2,534,372	$720,860	$352,404	$3,607,636
Long-lived assets	567,380	76,514	42,466	686,360
Fiscal 2009
Net sales	$2,318,602	$670,103	$241,763	$3,230,468
Long-lived assets	595,981	82,112	31,567	709,660

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Hong Kong, Macau, mainland China and Canada.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13. EARNINGS PER SHARE

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net income	$880,800	$734,940	$623,369
Total weighted-average basic shares	294,877	311,413	323,714
Dilutive securities:
Employee benefit and share award plans	1,792	1,318	293
Stock option programs	4,889	3,117	1,613
Total weighted-average diluted shares	301,558	315,848	325,620
Net income per share:
Basic	$2.99	$2.36	$1.93
Diluted	$2.92	$2.33	$1.91

At July 2, 2011, options to purchase 55 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $59.97 to $60.28, were greater than the average market price of the common shares.

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

14. PURCHASE OF CORPORATE HEADQUARTERS BUILDING

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

15. STOCK REPURCHASE PROGRAM

Purchases of Coach’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2011, fiscal 2010 and fiscal 2009, the Company repurchased and retired 20,404, 30,686 and 20,159 shares of common stock at an average cost of $53.81, $37.48 and $22.51 per share, respectively. As of July 2, 2011, Coach had $961,627 remaining in the stock repurchase program.

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

The following tables detail the retrospective application impact on previously reported amounts:

For the Year Ended July 3, 2010	As Previously Reported	Effect of Accounting Principle Change	Adjusted
Interest income, net	$1,757	$6,204	$7,961
Provision for income taxes	416,988	6,204	423,192

For the Year Ended June 27, 2009
Interest income, net	$5,168	$5,611	$10,779
Provision for income taxes	353,712	5,611	359,323

The following table shows the impact of the accounting principle change on reported balances for the year ended July 2, 2011:

For the Year Ended July 2, 2011	As Computed Under Prior Method	Effect of Accounting Principle Change	As Reported Under Current Method
Interest income, net	$4,226	(3,195)	$1,031
Provision for income taxes	423,614	(3,195)	420,419

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

17. SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of certain balance sheet accounts are as follows:

	July 2, 2011	July 3, 2010
Property and equipment
Land and building	$168,550	$154,873
Machinery and equipment	32,298	27,659
Furniture and fixtures	394,588	336,240
Leasehold improvements	552,855	499,117
Construction in progress	17,568	15,705
Less: accumulated depreciation	(583,511)	(485,120)
Total property and equipment, net	$582,348	$548,474
Accrued liabilities
Payroll and employee benefits	177,412	$149,688
Accrued rent	34,833	35,637
Dividends payable	65,260	44,776
Operating expenses	196,105	192,624
Total accrued liabilities	$473,610	$422,725
Other liabilities
Deferred lease incentives	$116,032	$111,126
Non-current tax liabilities	162,060	165,676
Tax-related deferred credit (See Note on Income Taxes)	46,534	65,205
Other	81,544	66,620
Total other liabilities	$406,170	$408,627
Accumulated other comprehensive income
Cumulative translation adjustments	$59,412	$35,061
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Unrealized losses on cash flow hedging derivatives, net of taxes of $899 and $1,920	(1,465)	(2,092)
ASC 715 adjustment and minimum pension liability, net of taxes of $1,309 and $1,642	(1,964)	(2,502)
Accumulated other comprehensive income	$54,911	$29,395

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

18. ACQUISITIONS

On September 1, 2008, Coach acquired 100% of its domestic retail businesses in Hong Kong and Macau and on April 1, 2009, acquired 100% of its domestic retail business in mainland China from the former distributor, the ImagineX group. The results of the acquired businesses have been included in the consolidated financial statements since September 1, 2008 and April 1, 2009, respectively, within the Direct-to-Consumer segment. These acquisitions provide the Company with greater control over the brand in Hong Kong, Macau and mainland China, enabling Coach to raise brand awareness and aggressively grow market share with the Chinese consumer.

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

*************************************************************************************

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended July 2, 2011, July 3, 2010 and June 27, 2009
(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2011
Allowance for bad debts	$1,943	1,494	(7)	$3,430
Allowance for returns	5,022	11,070	(9,979)	6,113
Total	$6,965	$12,564	$(9,986)	$9,543
Fiscal 2010
Allowance for bad debts	$2,840	$(897)	$—	$1,943
Allowance for returns	3,507	8,579	(7,064)	5,022
Total	$6,347	$7,682	$(7,064)	$6,965
Fiscal 2009
Allowance for bad debts	$2,500	$376	$(36)	$2,840
Allowance for returns	5,217	11,707	(13,417)	3,507
Total	$7,717	$12,083	$(13,453)	$6,347

COACH, INC.

Quarterly Financial Data
(dollars and shares in thousands, except per share data)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011(1)
Net sales	$911,669	$1,264,457	$950,706	$1,031,675
Gross profit	676,171	915,176	691,655	740,539
Net income	188,876	303,428	186,015	202,481
Net income per common share:
Basic	0.64	1.02	0.63	0.70
Diluted	0.63	1.00	0.62	0.68
Fiscal 2010(1)
Net sales	$761,437	$1,065,005	$830,669	$950,525
Gross profit	550,178	770,939	615,575	696,999
Net income	140,827	240,950	157,636	195,527
Net income per common share:
Basic	0.44	0.76	0.51	0.65
Diluted	0.44	0.75	0.50	0.64
Fiscal 2009(1)(2)
Net sales	$752,529	$960,256	$739,939	$777,744
Gross profit	558,193	692,036	525,063	547,318
Net income	145,811	216,906	114,859	145,793
Net income per common share:
Basic	0.44	0.67	0.36	0.46
Diluted	0.44	0.67	0.36	0.45

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.
(2)	The reported results for the third quarter of fiscal 2009 include a net charge of $8,286, or $0.03 per share which affects the comparability of our reported results. Excluding this net charge, net income and diluted earnings per share were $123,145 and $0.38 per share, respectively. The $8,286 net charge represents cost savings initiatives. The reported results for the fourth quarter of fiscal 2009 include a net benefit of $9,527, or $0.03 per share. Excluding this net benefit, net income and diluted earnings per share were $136,266 and $0.43 per share, respectively. The $9,527 net benefit represents a favorable settlement of a multi-year tax return examination and increased interest income reduced by a charitable contribution to the Coach Foundation. See Fiscal 2011, Fiscal 2009 and Fiscal 2008 Items Affecting Comparability of Our Financial Results within Item 6.

COACH, INC.

EXHIBITS TO FORM 10-K

(a)	Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated February 7, 2008, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 13, 2008
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Registration Statement on Form S-1 (Registration No. 333-39502)
10.1	Revolving Credit Agreement, dated as of July 26, 2007, by and between Coach, certain lenders and Bank of America, N.A. which is incorporated by reference from Exhibit 10 to Coach’s Quarterly Report on Form 10-Q for the period ended April 2, 2011
10.2	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.3	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on September 28, 2005
10.4	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.5	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.6	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.7	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.8	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.9	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Branding Agreement dated August 5, 2010 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010

Exhibit No.	Description
10.11	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.12	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.13	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 6, 2009, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.14	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.15	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.16	Amendment to Employment Agreement, dated March 11, 2008, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.17	Amendment to Employment Agreement, dated August 5, 2008, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.18	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 5, 2010, between Coach and Jerry Stritzke, which is incorporated herein by reference from Exhibit 10.19 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.19	Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1	List of Subsidiaries of Coach
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase