Form 10-Q
period 2011-10-01
COACH INC
filed 2011-11-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [✓]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [✓] No

On October 28, 2011, the Registrant had 291,826,211 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 35 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At October 1, 2011 and July 2, 2011	4

	Condensed Consolidated Statements of Income –
	For the Quarters Ended
	October 1, 2011 and October 2, 2010	5

	Condensed Consolidated Statements of Cash Flows –
	For the Quarters Ended
	October 1, 2011 and October 2, 2010	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6.	Exhibits	34

SIGNATURE		35

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations.  These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms.  Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.  Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	October 1,	July 2,
	2011	2011

ASSETS
Current Assets:
Cash and cash equivalents	$845,719	$699,782
Short-term investments	2,256	2,256
Trade accounts receivable, less allowances of $9,937 and $9,544, respectively	153,061	142,898
Inventories	519,586	421,831
Other current assets	168,526	185,621

Total current assets	1,689,148	1,452,388

Property and equipment, net	586,914	582,348
Goodwill	351,978	331,004
Other assets	250,038	269,376

Total assets	$2,878,078	$2,635,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$144,244	$118,612
Accrued liabilities	486,329	473,610
Current portion of long-term debt	800	795

Total current liabilities	631,373	593,017

Long-term debt	23,264	23,360
Other liabilities	406,938	406,170

Total liabilities	1,061,575	1,022,547

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued
and outstanding - 291,310,968 and 288,514,529 shares, respectively	2,914	2,886
Additional paid-in-capital	2,106,830	2,000,426
Accumulated deficit	(354,971)	(445,654)
Accumulated other comprehensive income	61,730	54,911

Total stockholders' equity	1,816,503	1,612,569

Total liabilities and stockholders' equity	$2,878,078	$2,635,116

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Quarter Ended
	October 1,	October 2,
	2011	2010

Net sales	$1,050,359	$911,669

Cost of sales	285,706	235,498

Gross profit	764,653	676,171

Selling, general and administrative expenses	442,687	390,511

Operating income	321,966	285,660

Interest income, net	114	248

Other expense	(1,476)	(810)

Income before provision for income taxes	320,604	285,098

Provision for income taxes	105,621	96,222

Net income	$214,983	$188,876

Net income per share

Basic	$0.74	$0.64
Diluted	$0.73	$0.63

Shares used in computing net income per share
Basic	289,778	296,304
Diluted	296,068	301,249

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Quarter Ended
	October 1,	October 2,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214,983	$188,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,054	32,251
Provision for bad debt	3,083	2,015
Share-based compensation	24,606	22,342
Excess tax benefit from share-based awards	(14,969)	(2,587)
Deferred income taxes	34,289	9,896
Other, net	1,366	(4,408)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(10,816)	(23,749)
Increase in inventories	(102,017)	(97,681)
Decrease in other assets	7,224	4,443
Increase (decrease) in accounts payable	24,646	(1,935)
Increase in accrued liabilities	1,234	15,093
Increase in other liabilities	9,283	32,900
Net cash provided by operating activities	224,966	177,456

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	-	(776)
Acquisition of distributor	(7,595)	-
Purchases of property and equipment	(30,895)	(23,080)
Purchases of investments	-	(90,592)
Proceeds from maturities and sales of investments	-	99,928
Net cash used in investing activities	(38,490)	(14,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(65,253)	(44,774)
Repurchase of common stock	(59,000)	(137,500)
Repayment of long-term debt	(91)	(86)
Proceeds from share-based awards, net	66,868	39,477
Excess tax benefit from share-based awards	14,969	2,587
Net cash used in financing activities	(42,507)	(140,296)

Effect of changes in foreign exchange rates on cash and cash equivalents	1,968	2,261

Increase in cash and cash equivalents	145,937	24,901
Cash and cash equivalents at beginning of period	699,782	596,470
Cash and cash equivalents at end of period	$845,719	$621,371

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries.  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2011 (“fiscal 2011”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter ended October 1, 2011 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2012 (“fiscal 2012”).

The Company evaluated subsequent events through the date these financial statements were issued, and concluded there were no events to recognize or disclose.

2.	Acquisition

On July 3, 2011, Coach acquired 100% of its domestic retail business in Singapore from the former distributor, Valiram Group, for an aggregate purchase price of $7,595. The results of the acquired business have been included in the consolidated financial statements since July 3, 2011 within the Direct-to-Consumer segment. This acquisition will provide the Company with greater control over the brand in Singapore, enabling Coach to raise brand awareness and grow market share with regional consumers.

The following table summarizes the estimated fair values of the assets acquired as of the date of acquisition:

Assets Acquired	Estimated Fair Value at July 3, 2011
Current assets	$1,684
Fixed assets	619
Goodwill	5,292
Total assets acquired	$7,595

Prior to this acquisition, Valiram Group operated five retail and department store locations in Singapore. Management believes the strength of these established locations supported a premium above the fair value of the individual assets acquired.  Unaudited pro forma information related to these acquisitions is not included as the impact of this transaction is not material to the consolidated results of the Company.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

During October 2011, the Company entered into an agreement to acquire 100% of its domestic retail business in Taiwan from the current distributor, with the transition expected in early January 2012.

3.	Stockholders’ Equity

Activity for the quarters ended October 1, 2011 and October 2, 2010 in the accounts of Stockholders’ Equity is summarized below:

	Common Stockholders' Equity	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 3, 2010	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

Net income	-	-	188,876	-	188,876
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(5,364)	(5,364)
Translation adjustments	-	-	-	11,256	11,256
Comprehensive income					194,768

Shares issued for stock options and employee benefit plans	24	39,453	-	-	39,477
Share-based compensation	-	22,342	-	-	22,342
Excess tax benefit from share-based compensation	-	2,587	-	-	2,587
Repurchase of common stock	(36)	-	(137,464)	-	(137,500)
Dividend declared	-	-	(44,294)	-	(44,294)

Balances at October 2, 2010	$2,957	$1,567,364	$(22,935)	$35,287	$1,582,673

Balances at July 2, 2011	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

Net income	-	-	214,983	-	214,983
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(565)	(565)
Translation adjustments	-	-	-	7,384	7,384
Comprehensive income					221,802

Shares issued for stock options and employee benefit plans	39	66,829	-	-	66,868
Share-based compensation	-	24,606	-	-	24,606
Excess tax benefit from share-based compensation	-	14,969	-	-	14,969
Repurchase of common stock	(11)	-	(58,989)	-	(59,000)
Dividend declared	-	-	(65,311)	-	(65,311)

Balances at October 1, 2011	$2,914	$2,106,830	$(354,971)	$61,730	$1,816,503

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	October 1,	July 2,
	2011	2011

Cumulative translation adjustments	$66,796	$59,412
Cumulative effect of previously adopted accounting pronouncements and minimum pension liability, net of taxes	(3,036)	(3,036)
Net unrealized losses on cash flow hedging derivatives, net of taxes of $2,222 and $899	(2,030)	(1,465)
Accumulated other comprehensive income	$61,730	$54,911

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended
	October 1,	October 2,
	2011	2010

Net income	$214,983	$188,876

Total weighted-average basic shares	289,778	296,304

Dilutive securities:
Employee benefit and share award plans	1,534	1,380
Stock option programs	4,756	3,565

Total weighted-average diluted shares	296,068	301,249

Net income per share:
Basic	$0.74	$0.64
Diluted	$0.73	$0.63

At October 1, 2011, options to purchase 2,067 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $59.97 to $66.76, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended

	October 1,	October 2,
	2011	2010

Share-based compensation expense	$24,606	$22,342
Income tax benefit related to share-based compensation expense	7,208	7,828

Stock Options

A summary of option activity under the Coach stock option plans as of October 1, 2011 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at July 2, 2011	16,832	$31.73
Granted	2,074	61.71
Exercised	(2,856)	31.94
Forfeited or expired	(143)	36.08
Outstanding at October 1, 2011	15,907	35.58
Vested and expected to vest at October 1, 2011	15,777	32.35
Exercisable at October 1, 2011	9,930	29.88

At October 1, 2011, $61,029 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2012 and fiscal 2011 was $15.34 and $11.17, respectively.  The total intrinsic value of options exercised during the first quarter of fiscal 2012 and fiscal 2011 was $69,909 and $21,361, respectively.  During the first quarter of fiscal 2012 and fiscal 2011 the total cash received from these option exercises was $91,219 and $50,117, respectively, and the actual tax benefit realized from these option exercises was $26,611 and $7,892, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date.  The following table summarizes information about non-vested share units as of and for the period ended October 1, 2011:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at July 2, 2011	4,321	$33.81
Granted	1,393	61.03
Vested	(1,276)	31.07
Forfeited	(117)	32.28
Non-vested at October 1, 2011	4,321	43.06

At October 1, 2011, $135,482 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2012 and fiscal 2011 was $61.03 and $38.45, respectively.  The total fair value of shares vested during the first quarter of fiscal 2012 and fiscal 2011 was $73,330 and $34,608, respectively.

6.	Fair Value Measurements

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at October 1, 2011 and July 2, 2011:

	Level 2		Level 3
	October 1,	July 2,	October 1,	July 2,
	2011	2011	2011	2011
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	2,924	2,020	-	-
Total	$2,924	$2,020	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$5,257	$1,062	$-	$-
Derivative liabilities - cross-currency swap (c)	-	-	6,141	651
Total	$5,257	$1,062	$6,141	$651

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

As of October 1, 2011 and July 2, 2011, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful.  The underlying investments of the ARS are scheduled to mature in 2035.  We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates.  The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

As of October 1, 2011 and July 2, 2011, the fair value of the Company’s cross-currency swap derivatives were included within accrued liabilities.  The Company uses a management model to value these derivatives, which includes a combination of observable inputs, such as tenure of the agreement and notional amount and unobservable inputs, such as the Company’s credit rating.  The table below presents the changes in the fair value of the cross-currency swaps during the first three months of fiscal 2012 and 2011:

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Cross-Currency Swaps
Balance at July 2, 2011	$651
Unrealized loss, recorded in accumulated other comprehensive income	5,490
Balance at October 1, 2011	$6,141

Balance at July 3, 2010	$2,418
Unrealized loss, recorded in accumulated other comprehensive income	6,905
Balance at October 2, 2010	$9,323

The Company’s short-term investments of $2,256 and $90,592 as of October 1, 2011 and July 2, 2011, respectively, consist of U.S. treasury bills and commercial paper which are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity.  They are stated at amortized cost, which approximates fair market value due to their short maturities.

7.	Commitments and Contingencies

At October 1, 2011, the Company had letters of credit available of $300,000, of which $167,209 were outstanding.  The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases.  As of October 1, 2011 and July 2, 2011, $168,993 and $171,030 of foreign currency forward contracts were outstanding, respectively.

Coach Japan’s cross currency swap transaction requires an exchange of a yen fixed interest rate for a U.S. dollar fixed interest rate and an exchange of yen and U.S. dollar based notional values at maturity on December 29, 2011.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging	Balance Sheet	Fair Value
Instruments	Classification	At October 2, 2011	At July 2, 2011

Foreign exchange contracts	Other Current Assets	$2,924	$2,020
Total derivative assets		$2,924	$2,020

Foreign exchange contracts	Accrued Liabilities	$11,398	$1,713
Total derivative liabilities		$11,398	$1,713

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended
Derivatives in Cash Flow	October 1,	October 2,
Hedging Relationships	2011	2010

Foreign exchange contracts	$(2,332)	$(5,816)

Total	$(2,332)	$(5,816)

For the first quarter of fiscal 2012 and fiscal 2011, the amounts above are net of tax of $2,469 and $3,882, respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Loss Reclassified	Quarter Ended
from Accumulated OCI into	October 1,	October 2,
Income (Effective Portion)	2011	2010

Cost of Sales	$(2,913)	$(840)

Total	$(2,913)	$(840)

During the three months ended October 1, 2011 and October 2, 2010, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $3,311 of net derivative losses included in accumulated other comprehensive income at October 1, 2011 will be reclassified into earnings within the next 12 months.  This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	October 1,	July 2,
	2011	2011

Balance at prior year end balance sheet date	$(1,465)	$(2,092)
Net losses transferred to earnings	1,767	10,021
Change in fair value, net of tax	(2,332)	(9,394)
Balance at end of period	$(2,030)	$(1,465)

9.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the first three months of fiscal 2012 ended October 1, 2011, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at July 2, 2011	$329,488	$1,516	$331,004
Acquisition of Singapore retail business	5,292	-	5,292
Foreign exchange impact	15,682	-	15,682
Goodwill balance at October 1, 2011	$350,462	$1,516	$351,978

At October 1, 2011 and July 2, 2011, intangible assets not subject to amortization consisted of $9,788 of trademarks.

10.	Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect.  The Company's reportable segments represent channels of distribution that offer similar merchandise and service and utilize similar marketing strategies.  Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong, Macau, mainland China and Singapore, and the Internet constitute the Direct-to-Consumer segment.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product.  In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the net sales and operating income of these segments.  Operating income is the gross margin of the segment less direct expenses of the segment.  Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

In connection with the acquisition of the retail business in Singapore, the Company evaluated the composition of its reportable segments and concluded that sales in this region should be included in the Direct-to-Consumer segment. Accordingly, prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended October 1, 2011

Net sales	$910,275	$140,084	$-	$1,050,359
Operating income	364,898	77,950	(120,882)	321,966
Income before provision for income taxes	364,898	77,950	(122,244)	320,604
Depreciation and amortization expense	21,448	2,567	8,039	32,054
Additions to long-lived assets	18,889	7,193	9,897	35,979

Quarter Ended October 2, 2010

Net sales	$777,222	$134,447	$-	$911,669
Operating income	301,469	74,928	(90,737)	285,660
Income before provision for income taxes	301,469	74,928	(91,299)	285,098
Depreciation and amortization expense	21,220	3,036	7,995	32,251
Additions to long-lived assets	20,026	2,171	4,593	26,790

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended

	October 1,	October 2,
	2011	2010

Production variances	$8,677	$16,367
Advertising, marketing and design	(50,692)	(37,406)
Administration and information systems	(64,260)	(57,496)
Distribution and customer service	(14,607)	(12,202)

Total corporate unallocated	$(120,882)	$(90,737)

11.	Stock Repurchase Program

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

For the first quarter of fiscal 2012 and fiscal 2011, the Company repurchased and retired 1,067 and 3,585 shares of common stock at an average cost of $55.30 and $38.35 per share, respectively.  As of October 1, 2011, Coach had $902,627 remaining in the stock repurchase program.

12.	Recent Accounting Developments

In May 2011, Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” was amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 1, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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

In September 2011, Accounting Standards Codification 350-20 ”Intangibles - Goodwill and Other – Goodwill” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This guidance is effective for the Company’s fiscal year beginning July 1, 2012.  The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men.  Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance.  Coach operates in two segments: Direct-to-Consumer and Indirect.  The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong, Macau, mainland China, Singapore, and the Internet.  The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product.  As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity.  To that end, we are focused on five key initiatives:

•
Build market share in North America’s growing accessories market in part by expanding our North American retail store base by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We expect to open about 15 net new retail stores and 25 factory outlets in fiscal 2012. The pace of our future retail store openings will depend upon the economic environment and will reflect opportunities in the marketplace. In addition, as part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of distinctive newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to maximize productivity and continue to leverage our leadership position in the market.

•
Raise brand awareness and build market share in markets in which Coach is under-penetrated, most notably in Asia, where China is our largest geographic growth opportunity, given the size of the market, its rate of growth, and our increasing brand awareness. We currently plan to open about 30 new locations in China during fiscal 2012, with the majority in mainland China. Outside of Asia, we are developing the brand opportunity as we expand into Europe and South America.

•
Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. We are leveraging the Men’s opportunity by opening new locations, notably in factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.

•
Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 retail locations in total. We currently plan to open approximately 15 net new locations, most notably Men’s, during fiscal 2012.

•
Raise brand awareness and maximize e-commerce sales through our digital strategy, coach.com, our global e-commerce sites, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with 17 informational websites in 18 countries, with e-commerce enabled in the United States, Canada and Japan, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales.

We believe the growth strategies outlined above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities.  Although  the current macroeconomic environment has improved, consumers, notably in North America and Japan, remain cautious.  The Company believes long-term growth can still be achieved through a combination of expanded distribution with an emphasis on Asia, along with a focus on innovation to support productivity and disciplined expense control.  Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which complement our full-price U.S. business.  With an essentially debt-free balance sheet and significant cash position, we believe we are well positioned to manage our business to take advantage of profitable growth opportunities while returning cash to shareholders through common stock repurchases and dividends.

FIRST QUARTER OF FISCAL 2012 HIGHLIGHTS

The key metrics of the first quarter of fiscal 2012 were:

•	Earnings per diluted share increased 15.8% to $0.73.

•	Net sales increased 15.2% to $1.05 billion.

•	Direct-to-consumer sales rose 17.1% to $910 million.

•	Comparable store sales in North America increased 9.2%, primarily due to overall improved conversion in our factory and full-priced stores.

•
In North America, Coach opened nine new factory stores including eight Men’s, bringing the total number of retail and factory stores to 345 and 152, respectively, at the end of the first quarter of fiscal 2012.

•
Coach China results continued to be strong with double-digit growth in comparable stores.  Coach China opened five net new locations, bringing the total number of locations at the end of the first quarter of fiscal 2012 to 71.

•	Coach Japan opened two net new locations, bringing the total number of locations at the end of the first quarter of fiscal 2012 to 171.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2012 COMPARED TO FIRST QUARTER FISCAL 2011

The following table summarizes results of operations for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011:

	Quarter Ended
	October 1, 2011		October 2, 2010		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,050.4	100.0%	$911.7	100.0%	$138.7	15.2%

Gross profit	764.7	72.8	676.2	74.2	88.5	13.1

Selling, general and
administrative expenses	442.7	42.1	390.5	42.8	52.2	13.4

Operating income	322.0	30.7	285.7	31.3	36.3	12.7

Interest income, net	0.1	0.0	0.2	0.0	(0.1)	nm	*

Other expense	(1.5)	(0.1)	(0.8)	(0.1)	(0.7)	nm	*

Provision for income taxes	105.6	10.1	96.2	10.6	9.4	9.8

Net income	215.0	20.5	188.9	20.7	26.1	13.8

Net income per share:
Basic	$0.74		$0.64		$0.10	16.4%
Diluted	0.73		0.63		0.10	15.8

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	October 1,	October 2,	Rate of	October 1,	October 2,
	2011	2010	Change	2011	2010
	(dollars in millions)

Direct-to-Consumer	$910.3	$777.2	17.1%	86.7%	85.3%
Indirect	140.1	134.4	4.2	13.3	14.7
Total net sales	$1,050.4	$911.7	15.2	100.0%	100.0%

Direct-to-Consumer

Net sales increased 17.1% to $910.3 million during the first quarter of fiscal 2012 from $777.2 million during the same period in fiscal 2011, primarily driven by sales increases in our Company-operated stores in North America and China.

In North America, net sales increased 14.3% driven by a 9.2% increase in comparable store sales, including online sales, and sales from new and expanded stores.  Since the end of the first quarter of fiscal 2011, Coach opened 24 new factory stores, and expanded seven factory stores in North America.  In Japan, net sales increased 10.4% driven by an approximately $16.2 million or 9.4% positive impact from foreign currency exchange.  Since the end of the first quarter of fiscal 2011, Coach opened eight net new locations and expanded three locations in Japan.  Coach China results continued to be strong with double-digit percentage growth in comparable store sales.  Since the end of the first quarter of fiscal 2011, Coach opened 22 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 4.2% to $140.1 million in the first quarter of fiscal 2012 from $134.4 million during the same period of fiscal 2011.  The increase was driven primarily by a 6.1% increase in Coach International Wholesale net shipments.  Licensing revenue of approximately $4.8 million and $4.2 million in the first quarter of fiscal 2012 and fiscal 2011, respectively, is included in Indirect sales.

Operating Income

Operating income increased 12.7% to $322.0 million in the first quarter of fiscal 2012 as compared to $285.7 million in the first quarter of fiscal 2011.  Operating margin decreased to 30.7% as compared to 31.3% in the same period of the prior year.

Gross profit increased 13.1% to $764.7 million in the first quarter of fiscal 2012 from $676.2 million during the same period of fiscal 2011.  Gross margin was 72.8% in the first quarter of fiscal 2012 as compared to 74.2% during the same period of fiscal 2011.

Selling, general and administrative expenses increased 13.4% to $442.7 million in the first quarter of fiscal 2012 as compared to $390.5 million in the first quarter of fiscal 2011, driven primarily by increased selling expenses and investments in our digital and e-commerce infrastructure.  As a percentage of net sales, selling, general and administrative expenses decreased to 42.1% during the first quarter of fiscal 2012 as compared to 42.8% during the first quarter of fiscal 2011 as we leveraged our selling expense base on higher sales.

Selling expenses were $303.5 million, or 28.9% of net sales, in the first quarter of fiscal 2012 compared to $269.1 million, or 29.5% of net sales, in the first quarter of fiscal 2011.  The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings.  Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.  The decrease in Coach Japan operating expenses in constant currency of $1.2 million was offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $6.0 million.

Advertising, marketing, and design costs were $57.8 million, or 5.5% of net sales, in the first quarter of fiscal 2012, compared to $51.0 million, or 5.6% of net sales, during the same period of fiscal 2011.  The increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking.  The Company operates informational websites in 18 countries, and utilizes social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.  Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $15.4 million, or 1.4% of net sales, in the first quarter of fiscal 2012, compared to $12.9 million, or 1.5% of net sales, in the first quarter of fiscal 2011. To support our growth in China and the region, during the second half of fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region.  During the first quarter of fiscal 2012, the Asia distribution center contributed to the increase in distribution and consumer service expenses; however in the long run, the Company expects the Asia distribution center to reduce costs as a percentage of net sales.

Administrative expenses were $66.0 million, or 6.3% of net sales, in the first quarter of fiscal 2012 compared to $57.5 million, or 6.3% of net sales, during the same period of fiscal 2011.  The increase in administrative expenses was primarily due to higher share-based compensation and systems investment.

Provision for Income Taxes

The effective tax rate was 32.94% in the first quarter of fiscal 2012 as compared to 33.75% in the first quarter of fiscal 2011.  The decrease in the effective tax rate is primarily attributable to higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company.

Net Income

Net income was $215.0 million in the first quarter of fiscal 2012 as compared to $188.9 million in the first quarter of fiscal 2011.  This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $225.0 million in the first quarter of fiscal 2012 compared to $177.5 million in the first quarter of fiscal 2011. The increase of $47.5 million was primarily the result of $26.1 million higher net income in the current period, as well as changes in deferred income taxes year-over-year.  Deferred income taxes were a source of cash of $34.3 million in fiscal 2012 compared to $9.9 million in fiscal 2011, due to the timing of certain deferred tax items.  In total, cash outflows from working capital accounts were in line year-over-year, at approximately $70 million.  During the first quarter the Company invests in inventory for the holiday selling season and typically generates higher levels of trade receivables.

Net cash used in investing activities was $38.5 million in the first quarter of fiscal 2012 compared to $14.5 million in the first quarter of fiscal 2011, an increase of $24.0 million, due to increased capital investment.  The company acquired its domestic retail business in Singapore from the former distributor for an aggregate purchase price of $7.6 million.  Additionally, purchases of property and equipment were $30.9 million in the current fiscal period, which was $7.8 million higher than the prior year period, reflecting planned increased capital investment.  Proceeds from maturities and sales of investments, net of purchases of investments, resulted in investing cash inflows of $9.3 million in the prior fiscal period. The Company had no comparable investment activity in the current fiscal year period.

Net cash used in financing activities was $42.5 million in the first quarter of fiscal 2012 compared to $140.3 million in the first quarter of fiscal 2011. The decrease of $97.8 million in net cash used in the current fiscal period was primarily attributable to $78.5 million less cash expended for repurchases of common stock and $27.4 million incremental proceeds from exercises of share-based awards, partially offset by $20.5 million of higher dividend payments, due to the higher dividend payment rate in the current fiscal period.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium.  During the first three months of fiscal 2012 and fiscal 2011 there were no borrowings under the Bank of America facility.  As of October 1, 2011 and July 2, 2011, there were no outstanding borrowings under the Bank of America facility.  The Company’s borrowing capacity as of October 1, 2011 was $92.4 million, due to outstanding letters of credit.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings.  Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio.  At October 1, 2011, the commitment fee was 7 basis points and the LIBOR margin was 30 basis points.

The Bank of America facility contains various covenants and customary events of default.  Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions.  These facilities allow a maximum borrowing of 4.1 billion Japanese yen, or approximately $53.2 million, at October 1, 2011.  Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points.  There were no borrowings during the first three months of fiscal 2012 or fiscal 2011.  As of October 1, 2011 and July 2, 2011, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, at October 1, 2011.  Interest is based on the People's Bank of China rate.  There were no borrowings during the first three months of fiscal 2012 or fiscal 2011.  As of October 1, 2011 and July 2, 2011, there were no outstanding borrowings under this facility.

Common Stock Repurchase Program

During fiscal 2011, the Company completed its $1.0 billion common stock repurchase program, which was put into place in April 2010.  In January 2011, the Company’s Board of Directors approved a new common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2013.  Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases.  Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses.  The Company may terminate or limit the stock repurchase program at any time.

During the first three months of fiscal 2012 and fiscal 2011, the Company repurchased and retired 1.1 million and 3.6 million shares respectively, or $59.0 million and $137.5 million of common stock, respectively, at an average cost of $55.30 and $38.35 per share, respectively.  As of October 1, 2011, Coach had $902.6 million remaining in the stock repurchase program.

Liquidity and Capital Resources

The Company expects total capital expenditures for the fiscal year ending June 30, 2012 to be approximately $200 million.  Capital expenditures will be primarily for new stores in North America, Japan, Hong Kong and mainland China.  We will also continue to invest in corporate infrastructure and department store and distributor locations.  These investments will be financed primarily from cash on hand and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements.  During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables.  In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable.  During the first three months fiscal 2012, Coach purchased approximately $383 million of inventory, which was funded by operating cash flow.

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

NON-GAAP MEASURES

Currency Fluctuation Effects

The percentage increase in sales and U.S. dollar increases in operating expenses in the first quarter of fiscal 2012 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 2, 2011 are those that depend most heavily on these judgments and estimates.  As of October 1, 2011, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

In May 2011, Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” was amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 1, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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

In September 2011, Accounting Standards Codification 350-20 “Intangibles - Goodwill and Other – Goodwill” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This guidance is effective for the Company’s fiscal year beginning July 1, 2012.  The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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

Substantially all of Coach’s fiscal 2012 non-licensed product needs are purchased from independent manufacturers in countries other than the United States.  These countries include China, United States, Italy, Hong Kong, India, Thailand, Vietnam, Macau, Philippines, Turkey, Colombia, Malaysia, Mexico, Peru, South Africa and Taiwan.  Additionally, sales are made through international channels to third party distributors.  Substantially all purchases and sales involving international parties, excluding consumer sales at Coach Japan, Coach Canada, Coach China and Coach Singapore, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases.  Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks.  As of October 1, 2011 and July 2, 2011, open foreign currency forward contracts designated as hedges with a notional amount of $169.0 million and $171.0 million, respectively, were outstanding.

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

The fair value of open foreign currency derivatives included in current assets at October 1, 2011 and July 2, 2011 was $2.9 and $2.0 million, respectively.  The fair value of open foreign currency derivatives included in current liabilities at October 1, 2011 and July 2, 2011 was $11.4 million and $1.7 million, respectively.  The fair value of these contracts is sensitive to changes in Japanese yen and Canadian dollar exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese yen, Chinese renminbi, Hong Kong dollar, Macanese pataca, Canadian dollars, Singapore dollar and the euro, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.  The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk.  We do not hold any investments for trading purposes.  The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities.  As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale.  At both October 1, 2011 and July 2, 2011, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $2.3 million.  As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments.  At October 1, 2011 and July 2, 2011, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security.  At October 1, 2011, as the auction rate security’s adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of October 1, 2011, the Company had no outstanding borrowings on its Bank of America facility, its revolving credit facilities maintained by Coach Shanghai, nor its Coach Japan facility.  The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of October 1, 2011, Coach’s outstanding long-term debt, including the current portion, was $24.1 million.  A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.                  Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of October 1, 2011.

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

As part of Coach’s policing program for its intellectual property rights, Coach actively files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution and/or state or foreign law claims.  At any given point in time, Coach may have a number of such actions pending.  These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants.  From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Coach’s intellectual properties.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the first quarter of fiscal 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 1 (7/3/2011 - 8/6/2011)	-	$-	-	$961,627
Period 2 (8/7/2011 - 9/3/2011)	556	52.69	556	932,318
Period 3 (9/4/2011 - 10/1/2011)	511	58.14	511	902,627
Total	1,067		1,067

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$ 1.5 billion	June 2013

ITEM 6.	Exhibits

(a)	Exhibits
10.1	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 4, 2011, between Coach andMichael Tucci
10.2	Employment Offer Letter dated July 19, 2011 between Coach to Jane Nielsen
10.3	Consulting Agreement dated October 7, 2011 between Coach and Michael F. Devine, III, which is incorporated by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on October 7, 2011
31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC. (Registrant) By: /s/ Jane Nielsen Name: Jane Nielsen Title: Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: November 9, 2011