Form 10-Q
period 2011-12-31
COACH INC
filed 2012-02-08
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

On January 27, 2012, the Registrant had 287,767,818 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 43 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 31, 2011 and July 2, 2011	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Six Months Ended
	December 31, 2011 and January 1, 2011	5

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended
	December 31, 2011 and January 1, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

ITEM 6.	Exhibits	42

SIGNATURE		43

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “on track,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

WHERE YOU CAN FIND MORE INFORMATION

Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.

Coach maintains a website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.

INFORMATION regarding hong kong depositary receipts

Coach’s Hong Kong Depositary Receipts are traded on The Stock Exchange of Hong Kong Limited under the symbol 6388. Neither the Hong Kong Depositary Receipts nor the Hong Kong Depositary Shares evidenced thereby have been or will be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31,	July 2,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,085,595	$699,782
Short-term investments	-	2,256
Trade accounts receivable, less allowances of $12,034 and $9,544, respectively	212,041	142,898
Inventories	429,031	421,831
Other current assets	169,339	185,621

Total current assets	1,896,006	1,452,388

Property and equipment, net	595,829	582,348
Goodwill	351,988	331,004
Other assets	257,062	269,376

Total assets	$3,100,885	$2,635,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$136,731	$118,612
Accrued liabilities	673,461	473,610
Current portion of long-term debt	804	795

Total current liabilities	810,996	593,017

Long-term debt	23,165	23,360
Other liabilities	397,998	406,170

Total liabilities	1,232,159	1,022,547

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding - 287,516,482 and 288,514,529 shares, respectively	2,875	2,886
Additional paid-in-capital	2,172,248	2,000,426
Accumulated deficit	(372,435)	(445,654)
Accumulated other comprehensive income	66,038	54,911

Total stockholders' equity	1,868,726	1,612,569

Total liabilities and stockholders' equity	$3,100,885	$2,635,116

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Net sales	$1,448,649	$1,264,457	$2,499,008	$2,176,126

Cost of sales	403,438	349,281	689,144	584,779

Gross profit	1,045,211	915,176	1,809,864	1,591,347

Selling, general and administrative expenses	544,310	461,841	986,997	852,352

Operating income	500,901	453,335	822,867	738,995

Interest (expense) income, net	(16)	230	98	478

Other expense	(1,755)	(1,124)	(3,231)	(1,934)

Income before provision for income taxes	499,130	452,441	819,734	737,539

Provision for income taxes	151,635	149,013	257,256	245,235

Net income	$347,495	$303,428	$562,478	$492,304

Net income per share

Basic	$1.20	$1.02	$1.94	$1.66

Diluted	$1.18	$1.00	$1.90	$1.62

Shares used in computing net income per share

Basic	289,812	297,214	289,578	296,913

Diluted	295,509	304,655	295,572	303,106

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	December 31,	January 1,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$562,478	$492,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,082	63,479
Provision for bad debt	4,634	3,243
Share-based compensation	51,592	47,323
Excess tax benefit from share-based compensation	(21,707)	(38,015)
Deferred income taxes	24,213	15,260
Other, net	9,193	(10,797)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(70,819)	(70,028)
Increase in inventories	(16,045)	(683)
Decrease in other assets	10,300	5,681
Increase (decrease) in accounts payable	17,021	(4,718)
Increase in accrued liabilities	200,231	36,763
(Decrease) increase in other liabilities	(103)	45,404
Net cash provided by operating activities	836,070	585,216

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	—	(3,928)
Acquisition of distributor	(7,595)	—
Purchases of property and equipment	(70,185)	(49,198)
Loans to related parties	(6,819)	—
Purchases of investments	—	(175,575)
Proceeds from maturities and sales of investments	2,256	119,903
Net cash used in investing activities	(82,343)	(108,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(130,564)	(89,057)
Repurchase of common stock	(359,000)	(524,999)
Repayment of long-term debt	(185)	(562)
Borrowings of revolving credit facilities	—	27,119
Proceeds from share-based awards, net	98,571	257,937
Excess tax benefit from share-based compensation	21,707	38,015
Net cash used in financing activities	(369,471)	(291,547)

Effect of changes in foreign exchange rates on cash and cash equivalents	1,557	2,891

Increase in cash and cash equivalents	385,813	187,762
Cash and cash equivalents at beginning of period	699,782	596,470
Cash and cash equivalents at end of period	$1,085,595	$784,232

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2011 (“fiscal 2011”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended December 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2012 (“fiscal 2012”).

The Company evaluated subsequent events through the date these financial statements were issued, and disclosure is in the Subsequent Event note.

2. Acquisition

On July 3, 2011, Coach acquired 100% of its domestic retail business in Singapore from the former distributor, Valiram Group, for an aggregate purchase price of $7,595. The results of the acquired business have been included in the consolidated financial statements since July 3, 2011 within the Direct-to-Consumer segment. This acquisition provides the Company with greater control over the brand in Singapore, enabling Coach to raise brand awareness and grow market share with regional consumers.

The following table summarizes the fair values of the assets acquired as of the date of acquisition:

Assets Acquired	Fair Value at July 3, 2011
Current assets	$1,684
Fixed assets	619
Goodwill	5,292
Total assets acquired	$7,595

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

During October 2011, the Company entered into an agreement to acquire 100% of its domestic retail business in Taiwan from the current distributor, with the transition occurring in early January 2012. See Subsequent Event note.

3. Stockholders’ Equity

Activity for the six months ended December 31, 2011 and January 1, 2011 in the accounts of Stockholders’ Equity is summarized below:

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit	Income	Equity

Balances at July 3, 2010	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

Net income	-	-	492,304	-	492,304
Unrealized losses on cash flow hedging derivatives, net of tax	-	-	-	(6,458)	(6,458)
Translation adjustments	-	-	-	18,160	18,160
Comprehensive income					504,006

Shares issued for stock options and employee benefit plans	94	257,843	-	-	257,937
Share-based compensation	-	47,323	-	-	47,323
Excess tax benefit from share-based compensation	-	38,015	-	-	38,015
Repurchase of common stock	(105)	-	(524,894)	-	(524,999)
Dividend declared	-	-	(89,117)	-	(89,117)

Balances at January 1, 2011	$2,958	$1,846,163	$(151,760)	$41,097	$1,738,458

Balances at July 2, 2011	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

Net income	-	-	562,478	-	562,478
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	184	184
Translation adjustments	-	-	-	10,943	10,943
Comprehensive income					573,605

Shares issued for stock options and employee benefit plans	48	98,523	-	-	98,571
Share-based compensation	-	51,592	-	-	51,592
Excess tax benefit from share-based compensation	-	21,707	-	-	21,707
Repurchase of common stock	(59)	-	(358,941)	-	(359,000)
Dividend declared	-	-	(130,318)	-	(130,318)

Balances at December 31, 2011	$2,875	$2,172,248	$(372,435)	$66,038	$1,868,726

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

	December 31,	July 2,
	2011	2011

Cumulative translation adjustments	$70,355	$59,412
Cumulative effect of previously adopted accounting pronouncements and minimum pension liability, net of taxes	(3,036)	(3,036)
Net unrealized losses on cash flow hedging derivatives, net of taxes of $1,287 and $899	(1,281)	(1,465)
Accumulated other comprehensive income	$66,038	$54,911

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Net income	$347,495	$303,428	$562,478	$492,304

Total weighted-average basic shares	289,812	297,214	289,578	296,913

Dilutive securities:
Employee benefit and share award plans	1,524	1,777	1,529	1,578
Stock option programs	4,173	5,664	4,465	4,615

Total weighted-average diluted shares	295,509	304,655	295,572	303,106

Net income per share:
Basic	$1.20	$1.02	$1.94	$1.66
Diluted	$1.18	$1.00	$1.90	$1.62

At December 31, 2011, options to purchase 2,037 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $61.92 to $66.76, were greater than the average market price of the common shares.

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

(dollars and shares in thousands, except per share data)

(unaudited)

5. Share-Based Compensation

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Share-based compensation expense	$26,986	$24,981	$51,592	$47,323
Income tax benefit related to share-based compensation expense	9,392	8,754	17,884	16,582

Stock Options

A summary of option activity under the Coach stock option plans as of December 31, 2011 and changes during the period then ended is as follows:

	Number of	Weighted-
	Options	Average Exercise
	Outstanding	Price

Outstanding at July 2, 2011	16,832	$31.73
Granted	2,134	61.72
Exercised	(3,770)	32.19
Forfeited or expired	(255)	39.19
Outstanding at December 31, 2011	14,941	35.78
Vested and expected to vest at December 31, 2011	14,899	35.61
Exercisable at December 31, 2011	9,109	29.70

At December 31, 2011, $54,176 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2012 and fiscal 2011 was $15.45 and $11.28, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2012 and fiscal 2011 was $97,935 and $168,263, respectively. The total cash received from these option exercises was $121,354 and $267,353, respectively, and the actual tax benefit realized from these option exercises was $36,401 and $62,833, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested share units as of and for the period ended December 31, 2011:

	Number of	Weighted-
	Non-vested	Average Grant-
	Share Units	Date Fair Value

Non-vested at July 2, 2011	4,321	$33.81
Granted	1,454	61.05
Vested	(1,336)	31.17
Forfeited	(175)	36.23
Non-vested at December 31, 2011	4,264	43.62

At December 31, 2011, $122,425 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first six months of fiscal 2012 and fiscal 2011 was $61.05 and $39.10, respectively. The total fair value of shares vested during the first six months of fiscal 2012 and fiscal 2011 was $77,120 and $39,123, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at December 31, 2011 and July 2, 2011:

	Level 2		Level 3
	December 31,	July 2,	December 31,	July 2,
	2011	2011	2011	2011
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	1,142	2,020	-	-
Derivative assets - forward contracts and cross currency swaps (c)	201	-	-	-
Total	$1,343	$2,020	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$2,506	$1,062	$-	$-
Derivative liabilities - forward contracts and cross currency swaps (c)	866	-	-	651
Total	$3,372	$1,062	$-	$651

(a) The fair value of the security is determined using a valuation model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.

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

(c) The Company is a party to forward contracts and cross-currency swap transactions to manage its exposure to foreign currency exchange rate fluctuations resulting from fixed rate intercompany and related party loans. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company's credit risk.

As of December 31, 2011 and July 2, 2011, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. This ARS is currently rated A, an investment grade rating afforded by credit rating agencies. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

As of July 2, 2011, the fair value of the Company’s cross-currency swap derivatives, classified as Level 3 derivatives, were included within accrued liabilities. There were no derivatives classified as Level 3 as of December 31, 2011. The Company uses a valuation model to value the Level 3 derivatives, which includes a combination of observable inputs, such as tenure of the agreement and notional amount, and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of these derivatives during the first six months of fiscal 2012 and 2011:

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Cross-Currency
Swaps
Balance at July 2, 2011	$651
Settlement on December 29, 2011	(651)
Balance at December 31, 2011	$-

Balance at July 3, 2010	$2,418
Unrealized loss, recorded in accumulated other comprehensive income	10,867
Balance at January 1, 2011	$13,285

The Company’s short-term investments of $2,256 as of July 2, 2011 consist of U.S. treasury bills and commercial paper which are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. They are stated at amortized cost, which approximates fair market value due to their short maturities. The Company did not have any short-term investments as of December 31, 2011.

7. Commitments and Contingencies

At December 31, 2011, the Company had letters of credit available of $300,000, of which $184,283 were outstanding. The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

8. Derivative Instruments and Hedging Activities

Substantially all purchases and sales involving international parties, excluding consumer sales at Coach Japan, Coach Canada, Coach China, and Coach Singapore, are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases and various cross-currency intercompany and related party loans. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of December 31, 2011 and July 2, 2011, $114,469 and $171,030 of foreign currency forward contracts were outstanding, respectively.

On June 30, 2011, to manage the exchange rate risk related to a $109,110 intercompany loan, Coach Japan entered into a cross-currency swap transaction, the terms of which include an exchange of Japanese yen fixed interest for U.S. dollar fixed interest and an exchange of yen and U.S. dollar based notional values at maturity on December 29, 2011.

On December 29, 2011, Coach Japan repaid the loan and settled the cross-currency swap. Concurrently, Coach Japan entered into a new $65,000 intercompany loan agreement and a cross currency swap transaction, the terms of which include an exchange of a Japanese yen fixed interest for a U.S. dollar fixed interest and an exchange of yen and U.S. dollar based notional values at maturity in June 2012.

During the second quarter of fiscal 2012, the Company entered into various intercompany and related party loans denominated in various foreign currencies, with a total notional value of approximately $126,900 as of December 31, 2011. These fixed rate loans have maturity dates ranging from February 2012 to December 2012. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates, the latest of which is December 2012.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging	Balance Sheet	Fair Value
Instruments	Classification	At December 31, 2011	At July, 2, 2011

Foreign exchange contracts	Other Current Assets	$1,343	$2,020
Total derivative assets		$1,343	$2,020

Foreign exchange contracts	Accrued Liabilities	$3,372	$1,713
Total derivative liabilities		$3,372	$1,713

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Six Months Ended
Derivatives in Cash Flow	December 31,	January 1,	December 31,	January 1,
Hedging Relationships	2011	2011	2011	2011

Foreign exchange contracts	$266	$(3,341)	$(2,393)	$(9,174)

Total	$266	$(3,341)	$(2,393)	$(9,174)

For the second quarter of fiscal 2012 and fiscal 2011, the amounts above are net of tax of $465 and $(2,176), respectively. For the first six months of fiscal 2012 and fiscal 2011, the amounts above are net of tax of $(2,283) and $(6,043), respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Loss Reclassified	Quarter Ended		Six Months Ended
from Accumulated OCI into	December 31,	January 1,	December 31,	January 1,
Income (Effective Portion)	2011	2011	2011	2011

Cost of Sales	$1,572	$3,880	$4,486	$4,720

Total	$1,572	$3,880	$4,486	$4,720

During the six months ended December 31, 2011 and January 1, 2011, there were no material gains or losses recognized in income due to hedge ineffectiveness.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The Company expects that $2,698 of net derivative losses included in accumulated other comprehensive income at December 31, 2011 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	December 31,	July 2,
	2011	2011

Balance at prior year end balance sheet date	$(1,465)	$(2,092)
Net losses transferred to earnings	2,590	10,021
Change in fair value, net of tax	(2,406)	(9,394)
Balance at end of period	$(1,281)	$(1,465)

9. Goodwill and Intangible Assets

The change in the carrying value of goodwill for the six month period ended December 31, 2011, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at July 2, 2011	$329,488	$1,516	$331,004

Acquisition of Singapore retail business	5,292	-	5,292

Foreign exchange impact	15,692	-	15,692

Goodwill balance at December 31, 2011	$350,472	$1,516	$351,988

At December 31, 2011 and July 2, 2011, intangible assets not subject to amortization consisted of $9,788 of trademarks.

10. Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise and service and utilize similar marketing strategies. Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, Singapore, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product. In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the net sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

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

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended December 31, 2011

Net sales	$1,282,672	$165,977	$-	$1,448,649
Operating income	561,224	94,119	(154,442)	500,901
Income before provision for income taxes	561,224	94,119	(156,213)	499,130
Depreciation and amortization expense	22,970	2,259	7,799	33,028
Additions to long-lived assets	20,706	6,007	16,100	42,813

Quarter Ended January 1, 2011

Net sales	$1,098,362	$166,095	$-	$1,264,457
Operating income	455,704	91,276	(93,645)	453,335
Income before provision for income taxes	455,704	91,276	(94,539)	452,441
Depreciation and amortization expense	21,041	2,672	7,515	31,228
Additions to long-lived assets	13,721	5,841	5,859	25,421

Six Months Ended December 31, 2011

Net sales	$2,192,947	$306,061	$-	$2,499,008
Operating income	926,122	172,069	(275,324)	822,867
Income before provision for income taxes	926,122	172,069	(278,457)	819,734
Depreciation and amortization expense	44,418	4,826	15,838	65,082
Additions to long-lived assets	39,595	13,200	25,997	78,792

Six Months Ended January 1, 2011

Net sales	$1,875,584	$300,542	$-	$2,176,126
Operating income	757,790	165,587	(184,382)	738,995
Income before provision for income taxes	757,790	165,587	(185,838)	737,539
Depreciation and amortization expense	42,261	5,708	15,510	63,479
Additions to long-lived assets	33,747	8,012	10,452	52,211

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)
(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Production variances	$9,661	$23,916	$18,338	$40,283
Advertising, marketing and design	(63,073)	(42,090)	(113,765)	(79,496)
Administration and information systems	(83,222)	(60,091)	(147,482)	(117,587)
Distribution and customer service	(17,808)	(15,380)	(32,415)	(27,582)

Total corporate unallocated	$(154,442)	$(93,645)	$(275,324)	$(184,382)

11. Stock Repurchase Program

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

For the second quarter of fiscal 2012 and fiscal 2011, the Company repurchased and retired 4,801 and 6,955 shares of common stock at an average cost of $62.48 and $55.72 per share, respectively. For the first six months of fiscal 2012 and fiscal 2011, the Company repurchased and retired 5,868 and 10,540 shares of common stock at an average cost of $61.18 and $49.81 per share, respectively. As of December 31, 2011, Coach had $602,627 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

12. Subsequent Event

On January 1, 2012, Coach acquired 100% of its domestic retail business in Taiwan from the former distributor, Tasa Meng. The purchase price is subject to certain adjustments, and will be finalized during the third quarter of fiscal 2012.

13. Recent Accounting Developments

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

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end, we are focused on five key initiatives:

•	Build market share in North America’s growing accessories market in part by expanding our North American retail store base by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We expect to open about 15 net new retail stores and 25 factory outlets in fiscal 2012. The pace of our future retail store openings will depend upon the economic environment and will reflect opportunities in the marketplace. In addition, as part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of distinctive newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to maximize productivity and continue to leverage our leadership position in the market.

•	Raise brand awareness and build market share in markets in which Coach is under-penetrated, most notably in Asia, where China is our largest geographic growth opportunity, given the size of the market, its rate of growth, and our increasing brand awareness. We currently plan to open about 30 new locations in China during fiscal 2012, with the majority in mainland China. Outside of Asia, we are developing the brand opportunity as we expand into Europe and South America.

•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. We are leveraging the Men’s opportunity by opening new locations, notably in factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.

•	Continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 retail locations in total. We currently plan to open approximately 15 net new locations, most notably Men’s, during fiscal 2012.

•	Raise brand awareness and maximize e-commerce sales through our digital strategy, coach.com, our global e-commerce sites, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with 19 informational websites in 20 countries, with e-commerce enabled in the United States, Canada and Japan, social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales.

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

SECOND QUARTER OF FISCAL 2012 HIGHLIGHTS

The key metrics of the second quarter of fiscal 2012 were:

•	Earnings per diluted share increased 18.1% to $1.18.

•	Net sales increased 14.6% to $1.45 billion.

•	Direct-to-consumer sales rose 16.8% to $1.28 billion.

•	Comparable store sales in North America increased 8.8%.

•	In North America, Coach opened five new retail and five new factory stores including three Men’s, bringing the total number of retail and factory stores to 350 and 157, respectively, at the end of the second quarter of fiscal 2012.

•	Coach China results continued to be strong with double-digit growth in comparable stores. Coach China opened nine new locations, bringing the total number of locations at the end of the second quarter of fiscal 2012 to 80.

•	Coach Japan opened six net new locations, bringing the total number of locations at the end of the second quarter of fiscal 2012 to 177.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2012 COMPARED TO SECOND QUARTER FISCAL 2011

 The following table summarizes results of operations for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011:

	Quarter Ended
	December 31, 2011		January 1, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,448.6	100.0%	$1,264.5	100.0%	$184.1	14.6%

Gross profit	1,045.2	72.2	915.2	72.4	130.0	14.2

Selling, general and administrative expenses	544.3	37.6	461.8	36.5	82.5	17.9

Operating income	500.9	34.6	453.3	35.9	47.6	10.5

Interest income, net	(0.0)	(0.0)	0.2	0.0	(0.2)	nm	*

Other expense	(1.8)	(0.1)	(1.1)	(0.1)	(0.6)	nm	*

Provision for income taxes	151.6	10.5	149.0	11.8	2.6	1.7

Net income	347.5	24.0	303.4	24.0	44.1	14.5

Net income per share:
Basic	$1.20		$1.02		$0.18	17.4%
Diluted	1.18		1.00		0.18	18.1

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	December 31,	January 1,	Rate of	December 31,	January 1,
	2011	2011	Change	2011	2011
	(dollars in millions)

Direct-to-Consumer	$1,282.6	$1,098.4	16.8%	88.5%	86.9%
Indirect	166.0	166.1	(0.1)	11.5	13.1
Total net sales	$1,448.6	$1,264.5	14.6	100.0%	100.0%

Direct-to-Consumer

Net sales increased 16.8% to $1.28 billion during the second quarter of fiscal 2012 from $1.10 billion during the same period in fiscal 2011, primarily driven by an increase in comparative store sales.

In North America, net sales increased 16.6% driven by an 8.8% increase in comparable store sales, including online sales, and sales from new and expanded stores. Since the end of the second quarter of fiscal 2011, Coach opened three net new retail stores and 28 new factory stores, and expanded seven factory stores in North America. In Japan, net sales increased 5.9% driven by an approximately $12.8 million or 5.8% positive impact from foreign currency exchange. Since the end of the second quarter of fiscal 2011, Coach opened 13 net new locations in Japan. Coach China results continued to be strong with double-digit percentage growth in comparable store sales. Since the end of the second quarter of fiscal 2011, Coach opened 28 net new stores in Hong Kong and mainland China.

Indirect

Net sales were $166.0 million in the second quarter of fiscal 2012, even with the $166.1 million during the same period of fiscal 2011. Licensing revenue of approximately $8.5 million and $7.0 million in the second quarter of fiscal 2012 and fiscal 2011, respectively, is included in Indirect sales.

Operating Income

Operating income increased 10.5% to $500.9 million in the second quarter of fiscal 2012 as compared to $453.3 million in the second quarter of fiscal 2011. Excluding items affecting comparability of $20.3 million in the second quarter of fiscal 2012, operating income increased 15.0% to $521.2 million. Operating margin decreased to 34.6% as compared to 35.9% in the same period of the prior year. Excluding items affecting comparability, operating margin rose to 36.0% in the second quarter of fiscal 2012.

Gross profit increased 14.2% to $1.05 billion million in the second quarter of fiscal 2012 from $915.2 million during the same period of fiscal 2011. Gross margin was 72.2% in the second quarter of fiscal 2012 as compared to 72.4% during the same period of fiscal 2011.

Selling, general and administrative expenses increased 17.9% to $544.3 million in the second quarter of fiscal 2012 as compared to $461.8 million in the second quarter of fiscal 2011, driven primarily by increased selling expenses and investments in our digital and e-commerce infrastructure. Excluding items affecting comparability of $20.3 million during the second quarter of fiscal 2012, selling, general and administrative expenses were $524.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 37.6% during the second quarter of fiscal 2012 as compared to 36.5% during the second quarter of fiscal 2011. Excluding items affecting comparability during the second quarter of fiscal 2012, selling, general and administrative expenses as a percentage of net sales were 36.2% as we leveraged our selling expense base on higher sales.

Selling expenses were $371.0 million, or 25.6% of net sales, in the second quarter of fiscal 2012 compared to $325.9 million, or 25.8% of net sales, in the second quarter of fiscal 2011. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings. Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage. The decrease in Coach Japan operating expenses in constant currency of $1.7 million was more than offset by the impact of foreign currency exchange rates, which increased reported expenses by approximately $4.7 million.

Advertising, marketing, and design costs were $69.6 million, or 4.8% of net sales, in the second quarter of fiscal 2012, compared to $59.7 million, or 4.7% of net sales, during the same period of fiscal 2011. The dollar increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking. The Company operates informational websites in 20 countries, and utilizes social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $18.5 million, or 1.3% of net sales, in the second quarter of fiscal 2012, compared to $16.2 million, or 1.3% of net sales, in the second quarter of fiscal 2011.

Administrative expenses were $85.2 million, or 5.9% of net sales, in the second quarter of fiscal 2012 compared to $60.1 million, or 4.8% of net sales, during the same period of fiscal 2011. Excluding items affecting comparability of $20.3 million during the second quarter of fiscal 2012, administrative expenses were $64.9 million, representing 4.5% of net sales. During the second quarter of fiscal 2012 the Company increased headcount and systems investment, largely due to our international expansion.

Provision for Income Taxes

The effective tax rate was 30.38% in the second quarter of fiscal 2012 as compared to 32.93% in the second quarter of fiscal 2011. During the second quarter of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan, which resulted in the lower effective tax rate in the current fiscal period. Excluding items affecting comparability, the effective tax rate was 33.10% for the second quarter of fiscal 2012.

Net Income

Net income was $347.5 million in the second quarter of fiscal 2012 as compared to $303.4 million in the second quarter of fiscal 2011. This increase was primarily due to an improvement in operating income.

FIRST SIX MONTHS OF FISCAL 2012 COMPARED TO FIRST SIX MONTHS OF FISCAL 2011

The following table summarizes results of operations for the first six months of fiscal 2012 compared to the first six months of fiscal 2011:

	Six Months Ended
	December 31, 2011		January 1, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$2,499.0	100.0%	$2,176.1	100.0%	$322.9	14.8%

Gross profit	1,809.9	72.4	1,591.3	73.1	218.6	13.7

Selling, general and
administrative expenses	987.0	39.5	852.4	39.2	134.6	15.8

Operating income	822.9	32.9	739.0	34.0	83.9	11.4

Interest income, net	0.1	0.0	0.5	0.0	(0.4)	nm *

Other expense	(3.2)	(0.1)	(1.9)	(0.1)	(1.3)	nm *

Provision for income taxes	257.3	10.3	245.2	11.3	12.1	4.9

Net income	562.5	22.5	492.3	22.6	70.2	14.3

Net income per share:
Basic	$1.94		$1.66		$0.28	17.2%
Diluted	1.90		1.62		0.28	17.2

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first six months of fiscal 2012, compared to the first six months of fiscal 2011, were as follows:

	Six Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	December 31,	January 1,	Rate of	December 31,	January 1,
	2011	2011	Change	2011	2011
	(dollars in millions)

Direct-to-Consumer	$2,192.9	$1,875.6	16.9%	87.8%	86.2%
Indirect	306.1	300.5	1.9	12.2	13.8
Total net sales	$2,499.0	$2,176.1	14.8	100.0%	100.0%

Direct-to-Consumer

Net sales increased 16.9% to $2.19 billion during the first six months of fiscal 2012 from $1.88 billion during the same period in fiscal 2011, driven by an increase in comparative store sales.

In North America, net sales increased 15.8% driven by a 9.0% increase in comparable store sales and sales from new and expanded stores. Since the end of the first six months of fiscal 2011, Coach opened three net new retail stores and 28 new factory stores, and expanded seven factory stores in North America. In Japan, net sales increased 7.9% driven by an approximately $29.0 million or 7.3% positive impact from foreign currency exchange. Since the end of the first six months of fiscal 2011, Coach opened 13 net new locations in Japan. Coach China results continued to be strong with double-digit growth in comparable store sales. Since the end of the first six months of fiscal 2011, Coach opened 28 net new stores in Hong Kong and mainland China.

Indirect

Net sales increased 1.9% to $306.1 million in the first six months of fiscal 2012 from $300.5 million during the same period of fiscal 2011. The increase was driven primarily by a 3.1% increase in U.S. Wholesale net shipments. Licensing revenue of approximately $13.3 million and $11.2 million in the first six months of fiscal 2012 and fiscal 2011, respectively, is included in Indirect sales.

Operating Income

Operating income increased 11.4% to $822.9 million in the first six months of fiscal 2012 as compared to $739.0 million in the first six months of fiscal 2011. Excluding items affecting comparability of $20.3 million in the first six months of fiscal 2012, operating income increased 14.1% to $843.1 million. Operating margin decreased to 32.9% as compared to 34.0% in the same period of the prior year. Excluding items affecting comparability, operating margin decreased to 33.7% in the first six months of fiscal 2012.

Gross profit increased 13.7% to $1.81 billion in the first six months of fiscal 2012 from $1.59 billion during the same period of fiscal 2011. Gross margin was 72.4% in the first six months of fiscal 2012 as compared to 73.1% during the same period of fiscal 2011.

Selling, general and administrative expenses increased 15.8% to $987.0 million in the first six months of fiscal 2012 as compared to $852.4 million in the first six months of fiscal 2011. Excluding items affecting comparability of $20.3 million during the first six months of fiscal 2012, selling, general and administrative expenses were $966.7 million, driven primarily by increased selling expenses and investments in our digital and e-commerce infrastructure. As a percentage of net sales, selling, general and administrative expenses increased to 39.5% during the first six months of fiscal 2012 as compared to 39.2% during the first six months of fiscal 2011. Excluding items affecting comparability during the first six months of fiscal 2012, selling, general and administrative expenses as a percentage of net sales decreased to 38.7% as we leveraged our selling expense base on higher sales.

Selling expenses were $674.5 million, or 27.0% of net sales, in the first six months of fiscal 2012 compared to $595.0 million, or 27.3% of net sales, in the first six months of fiscal 2011. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings. Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage. The decrease in Coach Japan operating expenses in constant currency of $2.8 million was more than offset by the impact of foreign currency exchange rates, which increased reported expenses by approximately $10.7 million.

Advertising, marketing, and design costs were $127.4 million, or 5.1% of net sales, in the first six months of fiscal 2012, compared to $110.7 million, or 5.1% of net sales, during the same period of fiscal 2011. The dollar increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking. The Company operates informational websites in 20 countries, and utilizes social networking and blogs as cost effective consumer communication opportunities to increase online and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $34.0 million, or 1.4% of net sales, in the first six months of fiscal 2012, compared to $29.1 million, or 1.3% of net sales, in the first six months of fiscal 2011.

Administrative expenses were $151.1 million, or 6.0% of net sales, in the first six months of fiscal 2012 compared to $117.6 million, or 5.4% of net sales, during the same period of fiscal 2011. Excluding items affecting comparability of $20.3 during the first six months of fiscal 2012, expenses were $130.8 million, representing 5.2% of net sales. During the first six months of fiscal 2012 the Company increased headcount and systems investment, largely due to our international expansion.

Provision for Income Taxes

The effective tax rate was 31.38% in the first six months of fiscal 2012 as compared to 33.25% in the first six months of fiscal 2011. During the second quarter of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan, which resulted in the lower effective tax rate in the current fiscal period. Excluding items affecting comparability, the effective tax rate was 33.04% for the first six months of fiscal 2012. The decrease in the effective tax rate is also attributable to higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $562.5 million in the first six months of fiscal 2012 as compared to $492.3 million in the first six months of fiscal 2011. This increase was primarily due to an improvement in operating income as well as a decrease in the Company's effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $836.1 million in the first six months of fiscal 2012 compared to $585.2 million in the first six months of fiscal 2011. The increase of $250.9 million was primarily due to $70.2 million higher net income in the current fiscal period, as well as the result of working capital changes between the two periods, the most significant of which occurred in accrued liabilities. Changes during the period in accrued liabilities balances provided cash of $200.2 million in the current fiscal period, compared to $36.8 million in the prior fiscal period, with $138.1 million of the year-over-year variance due to changes in accrued tax balances, primarily driven by the timing of tax payments.

Net cash used in investing activities was $82.3 million in the first six months of fiscal 2012 compared to $108.8 million in the first six months of fiscal 2011. This $26.5 million decrease in net cash used was largely driven by the timing of short-term investments and planned capital investment. Proceeds from maturities and sales of investments, net of purchases of investments, resulted in a cash source of $2.3 million in the current fiscal period, compared to a cash usage of $55.7 million in the prior fiscal period. Purchases of property and equipment were $70.2 million in the current fiscal period, which was $21.0 million higher than the prior year period, reflecting planned increased capital investment. In addition, during the second quarter of fiscal 2012, the Company provided $6.8 million of loan advances in connection with its European joint venture operations, to fund expansion plans in the region.

Net cash used in financing activities was $369.5 million in the first six months of fiscal 2012 as compared to $291.5 million in the first six months of fiscal 2011. The increase of $77.9 million in net cash used was attributable to $159.4 million lower proceeds from exercises of share-based awards as well as $41.5 million higher dividend payments, due to the higher dividend payment rate, partially offset by $166.0 million less funds expended for common stock repurchases, in the current fiscal period.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first six months of fiscal 2012 and fiscal 2011 there were no borrowings under the Bank of America facility. As of December 31, 2011 and July 2, 2011, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of December 31, 2011 was $92.4 million, due to outstanding letters of credit specifically against the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At December 31, 2011, the commitment fee was 8 basis points and the LIBOR margin was 35 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion Japanese yen, or approximately $53.0 million, at December 31, 2011. Interest is based on the Tokyo Interbank rate plus a margin of 30 basis points. During the first six months of fiscal 2012 and fiscal 2011, peak borrowings were $0 and $27.1 million, respectively. As of December 31, 2011 and July 2, 2011, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, at December 31, 2011. Interest is based on the People's Bank of China rate. There were no borrowings during the first six months of fiscal 2012 or fiscal 2011. As of December 31, 2011 and July 2, 2011, there were no outstanding borrowings under this facility.

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

During the first six months of fiscal 2012 and fiscal 2011, the Company repurchased and retired 5.9 million and 10.5 million shares respectively, or $359.0 million and $525.0 million of common stock, respectively, at an average cost of $61.18 and $49.81 per share, respectively. As of December 31, 2011, Coach had $602.6 million remaining in the stock repurchase program.

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

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months fiscal 2012, Coach purchased approximately $696 million of inventory, which was funded by operating cash flow.

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

NON-GAAP MEASURES

FISCAL 2012 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income and provision for income taxes for the second quarter and six months ended December 31, 2011 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these periods to exclude the impact of these items.

These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s primary internal financial reporting excluded these items affecting comparability. In addition, the compensation committee of the Company’s Board will use these non-GAAP measures when assessing achievement of incentive compensation goals.

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

Charitable Contributions and Tax Adjustments

During the second quarter of fiscal 2012, the Company decreased the provision for income taxes by $12.4 million, primarily as a result of recording the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable settlement of a multi-year transfer pricing agreement with Japan. The Company used the net income favorability to contribute $20.3 million to the Coach Foundation. The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting Coach Foundation funding needed to be adjusted. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation will be calculated for fiscal 2012.

The following tables provide a reconciliation of the GAAP to Non-GAAP measures for the periods presented:

	Quarter Ended
	December 31, 2011				January 1, 2011
	GAAP Basis	Tax	Charitable	Non-GAAP Basis	GAAP Basis
	(As Reported)	Adjustment	Contribution	(Excluding Items)	(As Reported)
	(dollars in millions, except per share data)

Selling, general and administrative expenses	$544.3	$—	$20.3	$524.0	$461.8

Operating income	$500.9	$—	$(20.3)	$521.2	$453.3

Income before provision for income taxes	$499.1	$—	$(20.3)	$519.4	$452.4

Provision for income taxes	$151.6	$(12.4)	$(7.9)	$171.9	$149.0

Net income	$347.5	$12.4	$(12.4)	$347.5	$303.4

Diluted Net income per share	$1.18	$0.04	$(0.04)	$1.18	$1.00

	Six Months Ended
	December 31, 2011				January 1, 2011
	GAAP Basis	Tax	Charitable	Non-GAAP Basis	GAAP Basis
	(As Reported)	Adjustment	Contribution	(Excluding Items)	(As Reported)
	(dollars in millions, except per share data)
Selling, general and administrative expenses	$987.0	$—	$20.3	$966.7	$852.4

Operating income	$822.9	$—	$(20.3)	$843.1	$739.0

Income before provision for income taxes	$819.7	$—	$(20.3)	$840.0	$737.5

Provision for income taxes	$257.3	$(12.4)	$(7.9)	$277.5	$245.2

Net income	$562.5	$12.4	$(12.4)	$562.5	$492.3

Diluted Net income per share	$1.90	$0.04	$(0.04)	$1.90	$1.62

Currency Fluctuation Effects

The percentage increase in sales and U.S. dollar increases in operating expenses in the second quarter and first six months of fiscal 2012 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 2, 2011 are those that depend most heavily on these judgments and estimates. As of December 31, 2011, there have been no material changes to any of the critical accounting policies contained therein.

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

Substantially all of Coach’s fiscal 2012 non-licensed product needs are purchased from independent manufacturers in countries other than the United States, including China, Italy, Hong Kong, India, Thailand, Vietnam, Macau, Philippines, Colombia, and Malaysia. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding consumer sales at Coach Japan, Coach Canada, Coach China and Coach Singapore, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of December 31, 2011 and July 2, 2011, open foreign currency forward contracts designated as hedges with a notional amount of $114.5 million and $171.0 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $65.0 million U.S. dollar-denominated fixed rate intercompany loan. To manage this risk, on December 29, 2011, Coach Japan entered into a cross-currency swap transaction, the terms of which include an exchange of Japanese yen fixed interest for U.S. dollar fixed interest. The loan matures in June 2012, at which point the swap requires an exchange of Japanese yen and U.S. dollar based notional values.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total notional value of approximately $127 million as of December 31, 2011. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is December 2012.

The fair value of open foreign currency derivatives included in current assets at December 31, 2011 and July 2, 2011 was $1.3 million and $2.0 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at December 31, 2011 and July 2, 2011 was $3.4 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese yen, Chinese renminbi, Hong Kong dollar, Macanese pataca, Canadian dollar, Singapore dollar and the euro, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At July 2, 2011, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $2.3 million. As the adjusted book value of the commercial paper and treasury bills equals its fair value, there were no unrealized gains or losses associated with these investments. At December 31, 2011, the Company did not have any short-term investments. At December 31, 2011 and July 2, 2011, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. At December 31, 2011, as the auction rate security’s adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of December 31, 2011, the Company had no outstanding borrowings on its Bank of America facility, its revolving credit facilities maintained by Coach Shanghai, nor its Coach Japan facility. The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of December 31, 2011, Coach’s outstanding long-term debt, including the current portion, was $24.0 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.          Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2011.

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

ITEM 1A.          Risk Factors

Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

Risks relating to our Hong Kong Depositary Receipts (“HDRs”)

An active trading market for the Hong Kong Depositary Receipts on the Hong Kong Stock Exchange might not develop or be sustained and their trading prices might fluctuate significantly.

We cannot assure you that an active trading market for the HDRs on the Hong Kong Stock Exchange can develop or be sustained. If an active trading market of the HDRs on the Hong Kong Stock Exchange does not develop or is not sustained, the market price and liquidity of the HDRs could be materially and adversely affected. As a result, the market price for HDRs in Hong Kong might not be indicative of the trading prices of Coach’s Common Stock on the NYSE, even allowing for currency differences.

The characteristics of the U.S. capital markets and the Hong Kong capital markets are different.

The NYSE and the Hong Kong Stock Exchange have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of Common Stock and the HDRs representing them might not be the same, even allowing for currency differences. Fluctuations in the price of our Common Stock due to circumstances peculiar to the U.S. capital markets could materially and adversely affect the price of the HDRs. Because of the different characteristics of the U.S. and Hong Kong equity markets, the historic market prices of our Common Stock may not be indicative of the performance of the HDRs.

We are a corporation incorporated in the State of Maryland in the United States and our corporate governance practices are principally governed by U.S. federal and Maryland state laws and regulations.

We are a corporation incorporated in the State of Maryland in the United States and our HDRs are listed on the Hong Kong Stock Exchange. Our corporate governance practices are primarily governed by and subject to U.S. federal and Maryland laws and regulations. U.S. federal and Maryland laws and regulations differ in a number of respects from comparable laws and regulations in Hong Kong. There are certain differences between the stockholder protection regimes in Maryland and the United States and in Hong Kong.

We have obtained a ruling from the Securities and Futures Commission of Hong Kong (the “SFC”) that we will not be regarded as a public company in Hong Kong for the purposes of the Code on Takeovers and Mergers and the Share Repurchases Code of Hong Kong and hence, these codes will not apply to us. We have also obtained a partial exemption from the SFC in respect of the disclosure of interest provisions set out in the Securities and Futures Ordinance of Hong Kong. In addition, we have been granted waivers or exemptions by the Hong Kong Stock Exchange from certain requirements under its listing rules. Neither our stockholders nor the HDR holders will have the benefit of those Hong Kong rules, regulations and the listing rules of the Hong Kong Stock Exchange for which we have applied, and been granted, waivers or exemptions by the Hong Kong Stock Exchange and SFC.

Additionally, if any of these waivers or exemptions were to be revoked in circumstances including our non-compliance with applicable undertakings for any reason, additional legal and compliance obligations might be costly and time consuming, and might result in issues of interjurisdictional compliance, which could adversely affect us and HDR holders.

As the SFC does not have extra-territorial jurisdiction on any of its powers of investigation and enforcement, it will also have to rely on the regulatory regimes of Maryland state authorities and the SEC to enforce any corporate governance breaches committed by us in the United States. Investors in the HDRs should be aware that it could be difficult to enforce any judgment obtained outside the United States against us or any of our associates.

Furthermore, prospective investors in the HDRs should be aware, among other things, that there are U.S. federal withholding and estate tax implications for HDR holders.

HDR holders are not stockholders of the Company and must rely on the depositary for the HDRs (the “HDR Depositary”) to exercise on their behalf the rights that are otherwise available to the stockholders of the Company.

HDR holders do not have the rights of stockholders. They only have the contractual rights set forth for their benefit under the deposit agreement for the HDRs (the “Deposit Agreement”). Holders of HDRs are not permitted to vote at stockholders’ meetings, and they may only vote by providing instructions to the HDR Depositary. There is no guarantee that holders of HDRs will receive voting materials in time to instruct the HDR Depositary to vote and it is possible that holders of HDRs, or persons who hold their Hong Kong depositary shares through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote, although both we and the HDR Depositary will endeavor to make arrangements to ensure as far as practicable that all holders of HDRs will be able to vote. As the HDR Depositary or its nominee will be the registered owner of the Common Stock underlying their HDRs, holders of HDRs must rely on the HDR Depositary (or its nominee) to exercise rights on their behalf. In addition, holders of HDRs will also incur charges on any cash distribution made pursuant to the Deposit Agreement and on transfers of certificated HDRs.

Holders of HDRs will experience dilution in their indirect interest in the Company in the event of an equity offering which is not extended to them.

If we decide to undertake an equity offering (that is not a rights or other offering that is extended to HDR holders), HDR holders may suffer a dilution in their indirect ownership and voting interest in the Common Stock, as compared to their holdings in the HDRs immediately prior to such an offering.

Holders of HDRs will be reliant upon the performance of several service providers. Any breach of those service providers of their contractual obligations could have adverse consequences for an investment in HDRs.

An investment in HDRs will depend for its continuing viability on the performance of several service providers, including but not limited to the HDR Depositary, the registrar for the HDRs, the custodian and any sub-custodian appointed in respect of the underlying Common Stock. A failure by any of those service providers to meet their contractual obligations, whether or not by culpable default, could detract from the continuing viability of the HDRs as an investment. Coach will not have direct contractual recourse against the custodian, any sub-custodian or the registrar; hence the potential for redress in circumstances of default will be limited. However, Coach and the HDR Depositary have executed a deed poll in favor of HDR holders in relation to the exercise by them of their rights as HDR holders under the Deposit Agreement against the Company or the HDR Depositary.

Withdrawals and exchanges of HDRs into Common Stock traded on the NYSE might adversely affect the liquidity of the HDRs.

Our Common Stock is presently traded on the NYSE. Any HDR holder may at any time request that their HDRs be withdrawn and exchanged into Common Stock for trading on the NYSE. Upon the exchange of HDRs into Common Stock, the relevant HDRs will be cancelled. In the event that a substantial number of HDRs are withdrawn and exchanged into Common Stock and subsequently cancelled, the liquidity of the HDRs on the Hong Kong Stock Exchange might be adversely affected.

The time required for HDRs to be exchanged into Common Stock (and vice versa) might be longer than expected and investors might not be able to settle or effect any sales of their securities during this period.

There is no direct trading or settlement between the NYSE and the Hong Kong Stock Exchange on which the Common Stock and the HDRs are respectively traded. In addition, the time differences between Hong Kong and New York and unforeseen market circumstances or other factors may delay the exchange of HDRs into Common Stock (and vice versa). Investors will be prevented from settling or effecting the sale of their securities across the various stock exchanges during such periods of delay. In addition, there is no assurance that any exchange of HDRs into Common Stock (and vice versa) will be completed in accordance with the timelines investors might anticipate.

Investors are subject to exchange rate risk between Hong Kong dollars and U.S. dollars.

The value of an investment in the HDRs quoted in Hong Kong dollars and the value of dividend payments in respect of the HDRs could be affected by fluctuations in the U.S. dollar/Hong Kong dollar exchange rate. While the Hong Kong dollar is currently linked to the U.S. dollar using a specified trading band, no assurance can be given that the Hong Kong government will maintain the trading band at its current limits or at all.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the second quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (10/2/11 - 11/5/11)	622	$64.98	622	$862,243
Period 5 (11/6/11 - 12/3/11)	2,540	62.48	2,540	703,544
Period 6 (12/4/11 - 12/31/11)	1,640	61.54	1,640	602,627
Total	4,802		4,802

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$1.5 billion	June 2013

ITEM 6.          Exhibits

(a)	Exhibits

4.1	Deposit Agreement, dated November 24, 2011, between Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.2	Deed Poll, dated November 24, 2011, executed by Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, pursuant to the deposit agreement in favor of and in relation to the rights of the holders of the depositary receipts, which is incorporated herein by reference from Exhibit 4.2 to Coach’s Current Report on Form 8-K filed on November 25, 2011

10.1	Sponsor Agreement, dated November 24, 2011, between Coach, Inc. and J.P. Morgan Securities (Asia Pacific) Limited, as sponsor, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen	.
Name:	Jane Nielsen
Title:	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 8, 2012

