Form 10-Q
period 2012-03-31
COACH INC
filed 2012-05-09
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑  No

On April 27, 2012, the Registrant had 287,370,913 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 43 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “on track,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	July 2,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$929,670	$699,782
Short-term investments	-	2,256
Trade accounts receivable, less allowances of $13,097 and $9,544, respectively	169,467	142,898
Inventories	475,364	421,831
Other current assets	185,047	185,621

Total current assets	1,759,548	1,452,388

Property and equipment, net	602,685	582,348
Goodwill	364,691	331,004
Other assets	257,946	269,376

Total assets	$2,984,870	$2,635,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$107,394	$118,612
Accrued liabilities	514,992	473,610
Current portion of long-term debt	847	795

Total current liabilities	623,233	593,017

Long-term debt	22,607	23,360
Other liabilities	400,128	406,170

Total liabilities	1,045,968	1,022,547

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding - 287,358,678 and 288,514,529 shares, respectively	2,874	2,886
Additional paid-in-capital	2,276,110	2,000,426
Accumulated deficit	(384,139)	(445,654)
Accumulated other comprehensive income	44,057	54,911

Total stockholders' equity	1,938,902	1,612,569

Total liabilities and stockholders' equity	$2,984,870	$2,635,116

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Net sales	$1,108,981	$950,706	$3,607,989	$3,126,832

Cost of sales	290,914	259,051	980,058	843,830

Gross profit	818,067	691,655	2,627,931	2,283,002

Selling, general and administrative expenses	480,575	437,818	1,467,572	1,290,170

Operating income	337,492	253,837	1,160,359	992,832

Interest income, net	257	292	355	770

Other expense	(1,929)	(1,134)	(5,160)	(3,068)

Income before provision for income taxes	335,820	252,995	1,155,554	990,534

Provision for income taxes	110,818	66,980	368,074	312,215

Net income	$225,002	$186,015	$787,480	$678,319

Net income per share

Basic	$0.78	$0.63	$2.73	$2.29
Diluted	$0.77	$0.62	$2.67	$2.24

Shares used in computing net income per share
Basic	287,569	294,841	288,981	296,200
Diluted	293,496	301,620	294,952	302,589

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	March 31,	April 2,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$787,480	$678,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,733	93,849
Provision for bad debt	3,347	3,539
Share-based compensation	79,086	71,367
Excess tax benefit from share-based compensation	(52,284)	(40,277)
Deferred income taxes	(752)	11,772
Other, net	6,779	659
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(26,244)	(24,075)
Increase in inventories	(64,275)	(31,893)
Decrease (increase) in other assets	16,890	(2,786)
Decrease in accounts payable	(10,677)	(15,301)
Increase in accrued liabilities	92,732	52,721
Increase in other liabilities	8,052	14,731
Net cash provided by operating activities	938,867	812,625

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	-	(7,930)
Acquisition of distributors, net of cash acquired	(53,235)	-
Purchases of property and equipment	(111,576)	(90,978)
Loans to related parties	(10,237)	-
Purchases of investments	-	(224,007)
Proceeds from maturities and sales of investments	2,256	250,517
Net cash used in investing activities	(172,792)	(72,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(195,578)	(133,886)
Repurchase of common stock	(531,000)	(717,444)
Repayment of long-term debt	(701)	(656)
Proceeds from share-based awards, net	144,384	285,040
Excess tax benefit from share-based compensation	52,284	40,277
Net cash used in financing activities	(530,611)	(526,669)

Effect of changes in foreign exchange rates on cash and cash equivalents	(5,576)	2,712

Increase in cash and cash equivalents	229,888	216,270
Cash and cash equivalents at beginning of period	699,782	596,470
Cash and cash equivalents at end of period	$929,670	$812,740

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2012 (“fiscal 2012”).

The Company evaluated subsequent events through the date these financial statements were issued, and concluded that there were no events to recognize or disclose.

2.	Acquisition

On July 3, 2011, Coach acquired 100% of its domestic retail business in Singapore from the former distributor, Valiram Group, and on January 1, 2012, acquired 100% of its domestic retail business in Taiwan from the former distributor, Tasa Meng. The results of the acquired businesses have been included in the consolidated financial statements since July 3, 2011 and January 1, 2012, respectively, within the Direct-to-Consumer segment. These acquisitions provide the Company with greater control over the brand in Singapore and Taiwan, enabling Coach to raise brand awareness and grow market share with regional consumers.  The aggregate purchase prices of the Singapore and Taiwan businesses were $7,595 and $46,916, respectively, both paid during fiscal 2012.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as of the dates of acquisition:

Estimated Fair Value
Current assets	$12,671
Fixed assets and other non-current assets	3,087
Goodwill(1)	41,307
Liabilities	(2,554)
Total net assets acquired	$54,511

(1)	We anticipate the entire balance of acquired goodwill to be tax deductible.

Prior to these acquisitions, Valiram Group operated five retail and department store locations in Singapore and Tasa Meng operated 26 retail and department stores in Taiwan. Management believes the strength of these established locations supported a premium above the fair value of the individual assets acquired. Unaudited pro forma information related to these acquisitions is not included, as the impact of this transaction is not material to the consolidated results of the Company.

In connection with the fiscal 2011 agreement with the Valiram Group, the Company will assume direct control of its domestic business in Malaysia in July 2012. During April 2012, the Company entered into an agreement to acquire 100% of its domestic retail business in Korea from the current distributor, with the transition expected in August 2012.

3.	Stockholders’ Equity

Activity for the nine months ended March 31, 2012 and April 2, 2011 in the accounts of Stockholders’ Equity is summarized below:

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit	Income	Equity

Balances at July 3, 2010	$2,969	$1,502,982	$(30,053)	$29,395	$1,505,293

Net income	-	-	678,319	-	678,319
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	264	264
Translation adjustments	-	-	-	12,888	12,888
Comprehensive income					691,471

Shares issued for stock options and employee benefit plans	105	284,935	-	-	285,040
Share-based compensation	-	71,367	-	-	71,367
Excess tax benefit from share-based compensation	-	40,277	-	-	40,277
Repurchase of common stock	(141)	-	(717,303)	-	(717,444)
Dividend declared	-	-	(133,346)	-	(133,346)

Balances at April 2, 2011	$2,933	$1,899,561	$(202,383)	$42,547	$1,742,658

Balances at July 2, 2011	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

Net income	-	-	787,480	-	787,480
Unrealized gains on cash flow hedging derivatives, net of tax	-	-	-	3,798	3,798
Translation adjustments	-	-	-	(14,652)	(14,652)
Comprehensive income					776,626

Shares issued for stock options and employee benefit plans	70	144,314	-	-	144,384
Share-based compensation	-	79,086	-	-	79,086
Excess tax benefit from share-based compensation	-	52,284	-	-	52,284
Repurchase of common stock	(82)	-	(530,918)	-	(531,000)
Dividend declared	-	-	(195,047)	-	(195,047)

Balances at March 31, 2012	$2,874	$2,276,110	$(384,139)	$44,057	$1,938,902

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	March 31,	July 2,
	2012	2011

Cumulative translation adjustments	$44,760	$59,412
Cumulative effect of previously adopted accounting pronouncements and minimum pension liability, net of taxes	(3,036)	(3,036)
Net unrealized gains/(losses) on cash flow hedging derivatives, net of taxes of $(1,403) and $899	2,333	(1,465)
Accumulated other comprehensive income	$44,057	$54,911

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Net income	$225,002	$186,015	$787,480	$678,319

Total weighted-average basic shares	287,569	294,841	288,981	296,200

Dilutive securities:
Employee benefit and share award plans	1,848	1,911	1,635	1,689
Stock option programs	4,079	4,868	4,336	4,700

Total weighted-average diluted shares	293,496	301,620	294,952	302,589

Net income per share:
Basic	$0.78	$0.63	$2.73	$2.29
Diluted	$0.77	$0.62	$2.67	$2.24

At March 31, 2012, options to purchase 71 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $72.57 to $76.17, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Share-based compensation expense	$27,494	$24,044	$79,086	$71,367
Income tax benefit related to share-based compensation expense	9,520	8,356	27,404	24,821

Stock Options

A summary of option activity under the Coach stock option plans as of March 31, 2012 and changes during the period then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at July 2, 2011	16,832	$31.73
Granted	2,212	62.14
Exercised	(5,787)	30.11
Forfeited or expired	(312)	39.46
Outstanding at March 31, 2012	12,945	37.47
Vested and expected to vest at March 31, 2012	12,892	37.23
Exercisable at March 31, 2012	7,167	30.78

At March 31, 2012, $46,252 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2012 and fiscal 2011 was $18.22 and $11.34, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2012 and fiscal 2011 was $193,150 and $182,739, respectively. The total cash received from these option exercises was $174,249 and $299,347, respectively, and the actual tax benefit realized from these option exercises was $72,248 and $68,299, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Share Unit Awards

The grant-date fair value of each Coach share unit award is equal to the fair value of Coach stock at the grant date. The following table summarizes information about non-vested share units as of and for the period ended March 31, 2012:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at July 2, 2011	4,321	$33.81
Granted	1,746	60.74
Vested	(1,588)	29.97
Forfeited	(225)	37.85
Non-vested at March 31, 2012	4,254	45.76

At March 31, 2012, $115,389 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of share awards granted during the first nine months of fiscal 2012 and fiscal 2011 was $60.74 and $39.99, respectively. The total fair value of shares vested during the first nine months of fiscal 2012 and fiscal 2011 was $95,513 and $55,540, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at March 31, 2012 and July 2, 2011:

	Level 2		Level 3
	March 31,	July 2,	March 31,	July 2,
	2012	2011	2012	2011
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	3,878	2,020	-	-
Derivative assets - forward contracts and cross currency swaps (c)	3,778	-	-	-
Total	$7,656	$2,020	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$687	$1,062	$-	$-
Derivative liabilities - forward contracts and cross currency swaps (c)	1,006	-	-	651
Total	$1,693	$1,062	$-	$651

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

As of March 31, 2012 and July 2, 2011, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. This ARS is currently rated A, an investment grade rating afforded by credit rating agencies. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

As of July 2, 2011, the fair value of the Company’s cross-currency swap derivatives, classified as Level 3 derivatives, were included within accrued liabilities. There were no derivatives classified as Level 3 as of March 31, 2012. The Company uses a valuation model to value the Level 3 derivatives, which includes a combination of observable inputs, such as tenure of the agreement and notional amount, and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of these derivatives during the first nine months of fiscal 2012 and 2011:

Cross-Currency Swaps
Balance at July 2, 2011	$651
Settlement on December 29, 2011	(651)
Balance at March 31, 2012	$-

Balance at July 3, 2010	$2,418
Unrealized loss, recorded in accumulated other comprehensive income	5,246
Balance at April 2, 2011	$7,664

The Company’s short-term investments of $2,256 as of July 2, 2011 consisted of U.S. treasury bills and commercial paper which were classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. They were stated at amortized cost, which approximated fair market value due to their short maturities. The Company did not have any short-term investments as of March 31, 2012.

7.	Commitments and Contingencies

At March 31, 2012, the Company had letters of credit available of $300,000, of which $155,486 were outstanding. The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

8.	Derivative Instruments and Hedging Activities

Substantially all purchases and sales involving international parties, excluding consumer sales at Coach Japan, Coach Canada, Coach China, Coach Singapore, and Coach Taiwan, are denominated in U.S. dollars, which limits the Company’s exposure to foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk primarily related to Coach Japan’s and Coach Canada’s U.S. dollar-denominated inventory purchases and various cross-currency intercompany and related party loans. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of March 31, 2012 and July 2, 2011, $184,208 and $171,030 of zero-cost collar options were outstanding, respectively.

On June 30, 2011, to manage the exchange rate risk related to a $109,110 intercompany loan, Coach Japan entered into a cross-currency swap transaction, the terms of which included an exchange of Japanese yen fixed interest for U.S. dollar fixed interest and an exchange of yen and U.S. dollar based notional values at maturity on December 29, 2011. On December 29, 2011, Coach Japan repaid the loan and settled the cross-currency swap. Concurrently, Coach Japan entered into a new $65,000 intercompany loan agreement and a cross currency swap transaction, the terms of which include an exchange of a Japanese yen fixed interest for a U.S. dollar fixed interest and an exchange of yen and U.S. dollar based notional values at maturity in June 2012.

During the second and third quarters of fiscal 2012, the Company entered into various intercompany and related party loans denominated in various foreign currencies. These loans have a total notional value of approximately $167,000 as of March 31, 2012 and maturity dates ranging from February 2012 to December 2012. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates, the latest of which is December 2012.

The Company’s derivative instruments are primarily designated as cash flow hedges. The effective portion of gains or losses on the derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. The ineffective portion of gains or losses on the derivative instruments are recognized in current earnings and are included within net cash provided by operating activities.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging	Balance Sheet	Fair Value
Instruments	Classification	At March 31, 2012	At July, 2, 2011

Foreign exchange contracts	Other Current Assets	$7,656	$2,020
Total derivative assets		$7,656	$2,020

Foreign exchange contracts	Accrued Liabilities	$1,693	$1,713
Total derivative liabilities		$1,693	$1,713

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Nine Months Ended
Derivatives in Cash Flow	March 31,	April 2,	March 31,	April 2,
Hedging Relationships	2012	2011	2012	2011

Foreign exchange contracts	$2,924	$2,948	$548	$(5,896)

Total	$2,924	$2,948	$548	$(5,896)

For the third quarter of fiscal 2012 and fiscal 2011, the amounts above are net of tax of $2,100 and $2,389, respectively. For the first nine months of fiscal 2012 and fiscal 2011, the amounts above are net of tax of $200 and $(3,416), respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Loss Reclassified	Quarter Ended		Nine Months Ended
from Accumulated OCI into	March 31,	April 2,	March 31,	April 2,
Income (Effective Portion)	2012	2011	2012	2011

Cost of Sales	$1,268	$5,840	$5,753	$10,560

Total	$1,268	$5,840	$5,753	$10,560

During the nine months ended March 31, 2012 and April 2, 2011, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $2,987 of net derivative gains included in accumulated other comprehensive income at March 31, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	March 31,	July 2,
	2012	2011

Balance at prior year end balance sheet date	$(1,465)	$(2,092)
Net losses transferred to earnings	3,250	10,021
Change in fair value	548	(9,394)
Balance at end of period	$2,333	$(1,465)

9.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the nine month period ended March 31, 2012, by operating segment, is as follows:

	Direct-to-
	Consumer	Indirect	Total

Goodwill balance at July 2, 2011	$329,488	$1,516	$331,004

Acquisition of Singapore and Taiwan retail businesses	41,307	-	41,307

Foreign exchange impact	(7,620)	-	(7,620)

Goodwill balance at March 31, 2012	$363,175	$1,516	$364,691

At March 31, 2012 and July 2, 2011, intangible assets not subject to amortization consisted of $9,788 of trademarks.

10.	Segment Information

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise and service and utilize similar marketing strategies. Sales of Coach products through Company-operated stores in North America, Japan, Hong Kong, Macau and mainland China, Singapore, Taiwan, the Internet and the Coach catalog constitute the Direct-to-Consumer segment. The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product. In deciding how to allocate resources and assess performance, the Company's executive officers regularly evaluate the net sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems expenses, as well as distribution and consumer service expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

In connection with the acquisitions of the retail businesses in Singapore and Taiwan, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, prior year comparable sales and operating income have been reclassified to conform to the current year presentation.

	Direct-to-		Corporate
	Consumer	Indirect	Unallocated	Total
Quarter Ended March 31, 2012

Net sales	$983,886	$125,095	$-	$1,108,981
Operating income	399,161	67,551	(129,220)	337,492
Income before provision for income taxes	399,161	67,551	(130,892)	335,820
Depreciation and amortization expense	23,085	2,063	8,503	33,651
Additions to long-lived assets	29,184	(551)	14,185	42,818

Quarter Ended April 2, 2011

Net sales	$836,932	$113,774	$-	$950,706
Operating income	322,562	59,611	(128,336)	253,837
Income before provision for income taxes	322,562	59,611	(129,178)	252,995
Depreciation and amortization expense	18,852	2,884	8,634	30,370
Additions to long-lived assets	31,837	(255)	10,505	42,087

Nine Months Ended March 31, 2012

Net sales	$3,184,400	$423,589	$-	$3,607,989
Operating income	1,329,988	234,915	(404,544)	1,160,359
Income before provision for income taxes	1,329,988	234,915	(409,349)	1,155,554
Depreciation and amortization expense	67,503	6,889	24,341	98,733
Additions to long-lived assets	68,779	12,649	40,182	121,610

Nine Months Ended April 2, 2011

Net sales	$2,722,906	$403,926	$-	$3,126,832
Operating income	1,084,183	221,367	(312,718)	992,832
Income before provision for income taxes	1,084,183	221,367	(315,016)	990,534
Depreciation and amortization expense	61,113	8,592	24,144	93,849
Additions to long-lived assets	65,584	7,757	20,957	94,298

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Production variances	$12,092	$13,871	$30,430	$54,154
Advertising, marketing and design	(51,316)	(46,166)	(165,081)	(125,662)
Administration and information systems	(73,797)	(82,220)	(221,279)	(199,807)
Distribution and customer service	(16,199)	(13,821)	(48,614)	(41,403)

Total corporate unallocated	$(129,220)	$(128,336)	$(404,544)	$(312,718)

11.	Stock Repurchase Program

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

For the third quarter of fiscal 2012 and fiscal 2011, the Company repurchased and retired 2,327 and 3,530 shares, respectively, or $172,000 and $192,445 of common stock, respectively, at an average cost of $73.92 and $54.51 per share, respectively. For the first nine months of fiscal 2012 and fiscal 2011, the Company repurchased and retired 8,195 and 14,070 shares, respectively, or $531,000 and $717,444 of common stock, respectively, at an average cost of $64.79 and $50.99 per share, respectively. As of March 31, 2012, Coach had $430,627 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

12.	Recent Accounting Developments

In May 2011, Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” was amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and was effective for the Company beginning January 1, 2012. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Company-operated stores in North America, Japan, Hong Kong, Macau, mainland China, Singapore, Taiwan and the Internet. The Indirect segment includes sales to wholesale customers in over 20 countries, including the United States, and royalties earned on licensed product. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end, we are focused on four key initiatives:

•	Build market share in North America’s growing accessories market in part by expanding our North American retail store base by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We expect to open about 15 new retail stores and 25 factory outlets in fiscal 2012. The pace of our future retail store openings will depend upon the economic environment and will reflect opportunities in the marketplace. In addition, as part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of distinctive newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to maximize productivity and continue to leverage our leadership position in the market.

•	Leverage the global opportunity for the Coach brand by raising brand awareness and building market share in markets in which Coach is under-penetrated, most notably in Asia, where China is our largest geographic growth opportunity, given the size of the market, its rate of growth, and our increasing brand awareness. We currently plan to open about 30 new locations in China during fiscal 2012, with the majority in mainland China. We will continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We believe that Japan can support about 180 retail locations in total. We currently plan to open approximately 15 net new locations, most notably Men’s, during fiscal 2012. In addition to the acquisitions of our Singapore and Taiwan businesses during FY12, and consistent with our strategy of directly operating key Asian markets, we will be acquiring our domestic businesses in Korea and Malaysia over the next year. Outside of Asia, we are developing the brand opportunity as we expand into Europe and South America.

•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. We are leveraging the Men’s opportunity by opening new locations in both full-price and factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.

•	Raise brand awareness and maximize e-commerce sales through our digital strategy, coach.com, our global e-commerce sites and programs, third-party flash sites, marketing sites and social networking. Our e-commerce programs include an invitation-only factory flash site targeted towards our most loyal Factory exclusive customers. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with 19 informational websites in 20 countries, with e-commerce enabled in the United States, Canada and Japan, social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales.

We believe the growth strategies outlined above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. The Company believes long-term growth can be achieved through a combination of expanded distribution with an emphasis on Asia, along with a focus on innovation to support productivity and disciplined expense control. Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which complement our full-price U.S. business. With a strong balance sheet and significant cash position, we believe we are well positioned to manage our business to take advantage of profitable growth opportunities while returning cash to shareholders.

THIRD QUARTER OF FISCAL 2012 HIGHLIGHTS

The key metrics of the third quarter of fiscal 2012 were:

•	Earnings per diluted share increased 24.3% to $0.77.

•	Net sales increased 16.6% to $1.11 billion.

•	Direct-to-consumer sales rose 17.6% to $983.9 million.

•	Comparable store sales in North America increased 6.7%.

•	In North America, Coach opened five new factory stores including two Men’s, bringing the total number of retail and factory stores to 350 and 162, respectively, at the end of the third quarter of fiscal 2012.

•	Coach China results continued to be strong with double-digit growth in comparable stores. Coach China opened five new locations, bringing the total number of locations at the end of the third quarter of fiscal 2012 to 85.

•	Coach Japan opened three Men’s and closed three other locations, keeping total number of directly-operated locations at the end of the third quarter of fiscal 2012 at 177.

•	In January, the company acquired the domestic retail Coach business in Taiwan, which followed the acquisition of the Singapore domestic retail business earlier in the fiscal year. At quarter-end, as the result of these acquisitions the company operated 6 locations in Singapore and 26 in Taiwan.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2012 COMPARED TO THIRD QUARTER FISCAL 2011

The following table summarizes results of operations for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011:

	Quarter Ended
	March 31, 2012		April 2, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,109.0	100.0%	$950.7	100.0%	$158.3	16.6%

Gross profit	818.1	73.8	691.7	72.8	126.4	18.3

Selling, general and administrative expenses	480.6	43.3	437.8	46.1	42.8	9.8

Operating income	337.5	30.4	253.8	26.7	83.7	33.0

Interest income, net	0.3	0.0	0.3	0.0	-	nm	*

Other expense	(1.9)	(0.2)	(1.1)	(0.1)	(0.8)	nm	*

Provision for income taxes	110.8	10.0	67.0	7.0	43.8	65.4

Net income	225.0	20.3	186.0	19.6	39.0	21.0

Net income per share:
Basic	$0.78		$0.63		$0.15	24.0%
Diluted	0.77		0.62		0.15	24.3

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	March 31,	April 2,	Rate of	March 31,	April 2,
	2012	2011	Change	2012	2011
	(dollars in millions)

Direct-to-Consumer	$983.9	$836.9	17.6%	88.7%	88.0%
Indirect	125.1	113.8	9.9	11.3	12.0
Total net sales	$1,109.0	$950.7	16.6	100.0%	100.0%

In connection with the acquisitions of the retail businesses in Singapore and Taiwan, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, prior year comparable sales have been reclassified to conform to the current year presentation.

Direct-to-Consumer

Net sales increased 17.6% to $983.9 million during the third quarter of fiscal 2012 from $836.9 million during the same period in fiscal 2011, primarily driven by an increase in comparative store sales.

In North America, net sales increased 13.3% driven by a 6.7% increase in comparable store sales, including online sales which were impacted by our invitation-only flash site as well as a small number of third party flash sale sites, and sales from new and expanded stores. Since the end of the third quarter of fiscal 2011, Coach opened six net new retail stores and 28 new factory stores, and expanded seven factory stores in North America. In Japan, net sales increased 13.9% driven by an approximately $7.9 million or 4.3% positive impact from foreign currency exchange. Since the end of the third quarter of fiscal 2011, Coach opened 10 net new locations in Japan. Coach China results continued to be strong with double-digit percentage growth in comparable store sales. Since the end of the third quarter of fiscal 2011, Coach opened 30 net new stores in mainland China, Hong Kong and Macau.

Indirect

Net sales increased 9.9% to $125.1 million in the third quarter of fiscal 2012 from $113.8 million during the same period of fiscal 2011. The increase was driven by a 20.1% increase in Coach International Wholesale net shipments. Licensing revenue of approximately $7.9 million and $6.9 million in the third quarter of fiscal 2012 and fiscal 2011, respectively, is included in Indirect sales.

Operating Income

Operating income increased 33.0% to $337.5 million in the third quarter of fiscal 2012 as compared to $253.8 million in the third quarter of fiscal 2011. Excluding items affecting comparability of $25.7 million in the third quarter of fiscal 2011, operating income increased 20.7% from $279.5 million. Operating margin increased to 30.4% as compared to 26.7% in the same period of the prior year. Excluding items affecting comparability, operating margin was 29.4% in the third quarter of fiscal 2011.

Gross profit increased 18.3% to $818.1 million in the third quarter of fiscal 2012 from $691.7 million during the same period of fiscal 2011. Gross margin increased to 73.8% in the third quarter of fiscal 2012 as compared to 72.8% during the same period of fiscal 2011.

Selling, general and administrative expenses increased 9.8% to $480.6 million in the third quarter of fiscal 2012 as compared to $437.8 million in the third quarter of fiscal 2011, driven primarily by the increased revenues along with selling expenses and investments in our digital and e-commerce infrastructure. Excluding items affecting comparability of $25.7 million during the third quarter of fiscal 2011, selling, general and administrative expenses were $412.1 million. As a percentage of net sales, selling, general and administrative expenses decreased to 43.3% during the third quarter of fiscal 2012 as compared to 46.1% during the third quarter of fiscal 2011. Excluding items affecting comparability during the third quarter of fiscal 2011, selling, general and administrative expenses as a percentage of net sales were 43.4%.

Selling expenses were $328.2 million, or 29.6% of net sales, in the third quarter of fiscal 2012 compared to $280.1 million, or 29.5% of net sales, in the third quarter of fiscal 2011. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings. Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage. The decrease in Coach Japan operating expenses in constant currency of $2.9 million was offset by the impact of foreign currency exchange rates, which increased reported expenses by approximately $3.0 million.

Advertising, marketing, and design costs were $58.8 million, or 5.3% of net sales, in the third quarter of fiscal 2012, compared to $56.1 million, or 5.9% of net sales, during the same period of fiscal 2011. The dollar increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, third-party flash sites, marketing sites and social networking. The Company operates informational websites in 20 countries, and utilizes social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $17.0 million, or 1.5% of net sales, in the third quarter of fiscal 2012, compared to $14.6 million, or 1.5% of net sales, in the third quarter of fiscal 2011.

Administrative expenses were $76.5 million, or 6.9% of net sales, in the third quarter of fiscal 2012 compared to $87.0 million, or 9.2% of net sales, during the same period of fiscal 2011. Excluding items affecting comparability of $25.7 million during the third quarter of fiscal 2011, administrative expenses were $61.3 million, representing 6.5% of net sales. During the third quarter of fiscal 2012 the Company increased headcount and systems investment, largely due to our international expansion.

Provision for Income Taxes

The effective tax rate was 33.00% in the third quarter of fiscal 2012 as compared to 26.48% in the third quarter of fiscal 2011. During the third quarter of fiscal 2011, the Company decreased the provision for income taxes primarily as a result of a favorable settlement of a multi-year tax return examination. Excluding the benefit from the item affecting comparability, the effective tax rate was 33.25% in the third quarter of fiscal 2011.

Net Income

Net income was $225.0 million in the third quarter of fiscal 2012 as compared to $186.0 million in the third quarter of fiscal 2011. This increase was primarily due to an improvement in operating income, partially offset by the higher provision for income taxes.

FIRST NINE MONTHS OF FISCAL 2012 COMPARED TO FIRST NINE MONTHS OF FISCAL 2011

The following table summarizes results of operations for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011:

	Nine Months Ended
	March 31, 2012		April 2, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$3,608.0	100.0%	$3,126.8	100.0%	$481.2	15.4%

Gross profit	2,627.9	72.8	2,283.0	73.0	344.9	15.1

Selling, general and administrative expenses	1,467.6	40.7	1,290.2	41.3	177.4	13.7

Operating income	1,160.4	32.2	992.8	31.8	167.6	16.9

Interest income, net	0.4	0.0	0.8	0.0	(0.4)	nm *

Other expense	(5.2)	(0.1)	(3.1)	(0.1)	(2.1)	nm *

Provision for income taxes	368.1	10.2	312.2	10.0	55.9	17.9

Net income	787.5	21.8	678.3	21.7	109.2	16.1

Net income per share:
Basic	$2.73		$2.29		$0.44	19.0%
Diluted	2.67		2.24		0.43	19.1

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011, were as follows:

	Nine Months Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	March 31,	April 2,	Rate of	March 31,	April 2,
	2012	2011	Change	2012	2011
	(dollars in millions)

Direct-to-Consumer	$3,184.4	$2,722.9	16.9%	88.3%	87.1%
Indirect	423.6	403.9	4.9	11.7	12.9
Total net sales	$3,608.0	$3,126.8	15.4	100.0%	100.0%

In connection with the acquisitions of the retail businesses in Singapore and Taiwan, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, prior year comparable sales have been reclassified to conform to the current year presentation.

Direct-to-Consumer

Net sales increased 16.9% to $3.18 billion during the first nine months of fiscal 2012 from $2.72 billion during the same period in fiscal 2011, driven by an increase in comparative store sales.

In North America, net sales increased 15.0% driven by an 8.3% increase in comparable store sales and sales from new and expanded stores. Since the end of the first nine months of fiscal 2011, Coach opened six net new retail stores and 28 new factory stores, and expanded seven factory stores in North America. In Japan, net sales increased 9.8% driven by an approximately $36.9 million or 6.4% positive impact from foreign currency exchange. Since the end of the first nine months of fiscal 2011, Coach opened 10 net new locations in Japan. Coach China results continued to be strong with double-digit growth in comparable store sales. Since the end of the first nine months of fiscal 2011, Coach opened 30 net new stores in mainland China, Hong Kong and Macau.

Indirect

Net sales increased 4.9% to $423.6 million in the first nine months of fiscal 2012 from $403.9 million during the same period of fiscal 2011. The increase was driven primarily by a 3.5% increase in U.S. and Coach International Wholesale net shipments. Licensing revenue of approximately $21.1 million and $18.1 million in the first nine months of fiscal 2012 and fiscal 2011, respectively, is included in Indirect sales.

Operating Income

Operating income increased 16.9% to $1.16 billion in the first nine months of fiscal 2012 as compared to $992.8 million in the first nine months of fiscal 2011. Excluding items affecting comparability of $20.3 million in the first nine months of fiscal 2012 and $25.7 million in the first nine months of fiscal 2011, operating income increased 15.9%. Operating margin increased to 32.2% as compared to 31.8% in the same period of the prior year. Excluding items affecting comparability in both the current and prior year periods, operating margin increased to 32.7% from 32.6%.

Gross profit increased 15.1% to $2.63 billion in the first nine months of fiscal 2012 from $2.28 billion during the same period of fiscal 2011. Gross margin was 72.8% in the first nine months of fiscal 2012 as compared to 73.0% during the same period of fiscal 2011.

Selling, general and administrative expenses increased 13.8% to $1.47 billion in the first nine months of fiscal 2012 as compared to $1.29 billion in the first nine months of fiscal 2011. Excluding items affecting comparability of $20.3 million during the first nine months of fiscal 2012 and $25.7 million in the first nine months of fiscal 2011, selling, general and administrative expenses were $1.45 billion and $1.26 billion, respectively, with the increase driven primarily by increased selling expenses and investments in our digital and e-commerce infrastructure. As a percentage of net sales, selling, general and administrative expenses decreased to 40.7% during the first nine months of fiscal 2012 as compared to 41.3% during the first nine months of fiscal 2011. Excluding items affecting comparability during the first nine months of fiscal 2012 and fiscal 2011, selling, general and administrative expenses as a percentage of net sales decreased to 40.1% as compared to 40.4% in the prior fiscal year period, as we leveraged our selling expense base on higher sales.

Selling expenses were $1.00 billion, or 27.8% of net sales, in the first nine months of fiscal 2012 compared to $875.2 million, or 28.0% of net sales, in the first nine months of fiscal 2011. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings. Coach China and North American store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage. The decrease in Coach Japan operating expenses in constant currency of $5.7 million was more than offset by the impact of foreign currency exchange rates, which increased reported expenses by approximately $13.7 million.

Advertising, marketing, and design costs were $186.2 million, or 5.2% of net sales, in the first nine months of fiscal 2012, compared to $166.8 million, or 5.3% of net sales, during the same period of fiscal 2011. The dollar increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, third-party flash sites, marketing sites and social networking. The Company operates informational websites in 20 countries, and utilizes social networking and blogs as cost effective consumer communication opportunities to increase online and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $51.0 million, or 1.4% of net sales, in the first nine months of fiscal 2012, compared to $43.6 million, or 1.4% of net sales, in the first nine months of fiscal 2011.

Administrative expenses were $227.6 million, or 6.3% of net sales, in the first nine months of fiscal 2012 compared to $204.6 million, or 6.6% of net sales, during the same period of fiscal 2011. Excluding items affecting comparability of $20.3 million during the first nine months of fiscal 2012 and $25.7 million during the first nine months of fiscal 2011, expenses were $207.3 million and $178.9, respectively, representing 5.7% of net sales in both fiscal year periods. During the first nine months of fiscal 2012 the Company increased headcount and systems investment, largely due to our international expansion.

Provision for Income Taxes

The effective tax rate was 31.85% in the first nine months of fiscal 2012 as compared to 31.52% in the first nine months of fiscal 2011. During the second quarter of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan. During the third quarter of fiscal 2011, the Company decreased the provision for income taxes primarily as a result of a favorable settlement of a multi-year tax return examination. Excluding the benefit from the items affecting comparability in both of the fiscal year periods, the effective tax rate was 33.03% in the first nine months of fiscal 2012 and 33.25% in the first nine months of fiscal 2011. The decrease in the effective tax rate is also attributable to higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $787.5 million in the first nine months of fiscal 2012 as compared to $678.3 million in the first nine months of fiscal 2011. This increase was primarily due to an improvement in operating income, partially offset by an increase in the Company's effective tax rate.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $938.9 million in the first nine months of fiscal 2012 compared to $812.6 million in the first nine months of fiscal 2011. The increase of $126.3 million was primarily due to $109.2 million higher net income in the current fiscal period, as well as the result of working capital changes between the two periods, the most significant of which occurred in inventories and accrued liabilities. Increases in inventory balances in the current fiscal period resulted in a use of cash of $64.3 million as compared to $31.9 million in the prior fiscal period, primarily due to the Company’s international expansion. Changes during the period in accrued liabilities balances provided cash of $92.7 million in the current fiscal period, compared to $52.7 million in the prior fiscal period, driven primarily by the timing of certain expenses and tax payments.

Net cash used in investing activities was $172.8 million in the first nine months of fiscal 2012 compared to $72.4 million in the first nine months of fiscal 2011, with the increase of $100.4 million largely driven by acquisitions, higher planned capital investment, and the timing of cash investments. During the first nine months of fiscal 2012, the Company acquired 100% of its domestic retail businesses in Singapore and Taiwan from the former distributors for an aggregate $53.2 million, net of cash acquired. Purchases of property and equipment were $111.6 million in the current fiscal period, which was $20.6 million higher than the prior year period, reflecting planned increased capital investment. In addition, during the first nine months of fiscal 2012, the Company provided $10.2 million of loan advances in connection with its European joint venture operations, to fund expansion plans in the region.

Net cash used in financing activities was $530.6 million in the first nine months of fiscal 2012 as compared to $526.7 million in the first nine months of fiscal 2011. The increase of $3.9 million in net cash used was attributable to $140.7 million lower proceeds from exercises of share-based awards as well as $61.7 million higher dividend payments, due to the higher dividend payment rate, partially offset by $186.4 million less funds expended for common stock repurchases, in the current fiscal period.

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

Coach’s Bank of America facility is available for seasonal working capital requirements or general corporate purposes and may be prepaid without penalty or premium. During the first nine months of fiscal 2012 and fiscal 2011 there were no borrowings under the Bank of America facility. As of March 31, 2012 and July 2, 2011, there were no outstanding borrowings under the Bank of America facility. The Company’s borrowing capacity as of March 31, 2012 was $92.4 million, due to outstanding letters of credit specifically against the Bank of America facility.

Coach pays a commitment fee of 6 to 12.5 basis points on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin are based on the Company’s fixed charge coverage ratio. At March 31, 2012, the commitment fee was 8 basis points and the LIBOR margin was 35 basis points.

The Bank of America facility contains various covenants and customary events of default. Coach has been in compliance with all covenants since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion Japanese yen, or approximately $50 million, at March 31, 2012. Interest is based on the Tokyo Interbank rate plus a margin of 27.5 to 30 basis points. During the first nine months of fiscal 2012 and fiscal 2011, peak borrowings were $0 and $27.1 million, respectively. As of March 31, 2012 and July 2, 2011, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, at March 31, 2012. Interest is based on the People's Bank of China rate. There were no borrowings during the first nine months of fiscal 2012 or fiscal 2011. As of March 31, 2012 and July 2, 2011, there were no outstanding borrowings under this facility.

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

During the first nine months of fiscal 2012 and fiscal 2011, the Company repurchased and retired 8.2 million and 14.1 million shares respectively, or $531.0 million and $717.4 million of common stock, respectively, at an average cost of $64.79 and $50.99 per share, respectively. As of March 31, 2012, Coach had $430.6 million remaining in the stock repurchase program.

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

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months fiscal 2012, Coach purchased approximately $1.03 billion of inventory, which was funded by operating cash flow.

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

NON-GAAP MEASURES

FISCAL 2012 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income and provision for income taxes for the nine months ended March 31, 2012, and for the three and nine months ended April 2, 2011, reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these periods to exclude the impact of these items.

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

During the third quarter of fiscal 2011, the Company decreased the provision for income taxes by $15.5 million, primarily as a result of a favorable settlement of a multi-year tax return examination. The Company used the net income favorability to contribute $20.9 million to the Coach Foundation and 400 million yen or $4.8 million to the Japanese Red Cross Society. The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting Coach Foundation funding and Japanese Red Cross Society contribution needed to be adjusted. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated for fiscal 2011.

The following tables provide a reconciliation of the GAAP to Non-GAAP measures for the periods presented:

	Nine Months Ended
	March 31, 2012				April 2, 2011
	GAAP Basis	Tax	Charitable	Non-GAAP Basis	Non-GAAP Basis
	(As Reported)	Adjustment	Contribution	(Excluding Items)	(Excluding Items)
	(dollars in millions, except per share data)

Selling, general and administrative expenses	$1,467.6	$-	$20.3	$1,447.3	$1,264.5

Operating income	$1,160.4	$-	$(20.3)	$1,180.7	$1,018.5

Income before provision for income taxes	$1,155.6	$-	$(20.3)	$1,175.9	$1,016.2

Provision for income taxes	$368.1	$(12.4)	$(7.9)	$388.4	$337.9

Net income	$787.5	$12.4	$(12.4)	$787.5	$678.3

Diluted Net income per share	$2.67	$0.04	$(0.04)	$2.67	$2.24

	Nine Months Ended
	April 2, 2011
	GAAP Basis	Tax	Japan	Charitable	Non-GAAP Basis
	(As Reported)	Adjustment	Contribution	Contribution	(Excluding Items)
	(dollars in millions, except per share data)

Selling, general and administrative expenses	$1,290.2	$-	$4.8	$20.9	$1,264.5

Operating income	$992.8	$-	$(4.8)	$(20.9)	$1,018.5

Income before provision for income taxes	$990.5	$-	$(4.8)	$(20.9)	$1,016.2

Provision for income taxes	$312.2	$(15.5)	$(2.0)	$(8.1)	$337.8

Net income	$678.3	$15.5	$(2.8)	$(12.7)	$678.3

Diluted Net income per share	$2.24	$0.05	$(0.01)	$(0.04)	$2.24

	Quarter Ended
	April 2, 2011
	GAAP Basis	Tax	Japan	Charitable	Non-GAAP Basis
	(As Reported)	Adjustment	Contribution	Contribution	(Excluding Items)
	(dollars in millions, except per share data)

Selling, general and administrative expenses	$437.8	$-	$4.8	$20.9	$412.1

Operating income	$253.8	$-	$(4.8)	$(20.9)	$279.5

Income before provision for income taxes	$253.0	$-	$(4.8)	$(20.9)	$278.7

Provision for income taxes	$67.0	$(15.5)	$(2.0)	$(8.1)	$92.6

Net income	$186.0	$15.5	$(2.8)	$(12.7)	$186.0

Diluted Net income per share	$0.62	$0.05	$(0.01)	$(0.04)	$0.62

Currency Fluctuation Effects

The percentage increase in sales and U.S. dollar increases in operating expenses in the third quarter and first nine months of fiscal 2012 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended July 2, 2011 are those that depend most heavily on these judgments and estimates. As of March 31, 2012, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

In May 2011, Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” was amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and was effective for the Company beginning January 1, 2012. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

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

Substantially all of Coach’s fiscal 2012 non-licensed product needs are purchased from independent manufacturers in countries other than the United States, including China, Vietnam, India, Philippines, Thailand, Italy, Taiwan, Peru, Malaysia, Columbia, Turkey and Great Britain. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding consumer sales at Coach Japan, Coach Canada, Coach China, Coach Singapore, and Coach Taiwan are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of March 31, 2012 and July 2, 2011, open foreign currency forward contracts designated as hedges with a notional amount of $184.2 million and $171.0 million, respectively, were outstanding.

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

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total notional value of approximately $167 million as of March 31, 2012. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is December 2012.

The fair value of open foreign currency derivatives included in current assets at March 31, 2012 and July 2, 2011 was $7.7 million and $2.0 million, respectively. The fair value of open foreign currency derivatives included in current liabilities was $1.7 million at March 31, 2012 and July 2, 2011. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese yen, Chinese renminbi, Hong Kong dollar, Macanese pataca, Canadian dollar, Singapore dollar, Taiwan dollar and the euro, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At July 2, 2011, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $2.3 million. As the adjusted book value of the commercial paper and treasury bills equaled its fair value, there were no unrealized gains or losses associated with these investments. At March 31, 2012, the Company did not have any short-term investments. At March 31, 2012 and July 2, 2011, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. At March 31, 2012, as the auction rate security’s adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of March 31, 2012, the Company had no outstanding borrowings on its Bank of America facility, its revolving credit facilities maintained by Coach Shanghai, and its Coach Japan facility. The fair value of any future borrowings may be impacted by fluctuations in interest rates.

As of March 31, 2012, Coach’s outstanding long-term debt, including the current portion, was $23.5 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2012.

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

Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, includes a discussion of our risk factors. There have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchases during the third quarter of fiscal 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 7 (1/1/12 - 2/4/12)	352	$68.88	352	$578,371
Period 8 (2/5/12 - 3/3/12)	1,237	73.78	1,237	487,099
Period 9 (3/4/12 - 3/31/12)	738	76.54	738	430,627
Total	2,327		2,327

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$ 1.5 billion	June 2013

ITEM 6.	Exhibits

(a)	Exhibits
31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen .
Name:	Jane Nielsen
Title:	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: May 9, 2012

