Form 10-K
period 2012-06-30
COACH INC
filed 2012-08-22
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 31, 2011 (the last business day of the most recently completed second fiscal quarter) was approximately $17.3 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 3, 2012, the Registrant had 285,186,057 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III, Items 10 - 14

COACH, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “confidence,” “trends,” “intend,” “estimate,” “on track,” “are positioned to,” “on course,” “opportunity,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

INFORMATION REGARDING HONG KONG DEPOSITARY RECEIPTS

Coach’s Hong Kong Depositary Receipts are traded on The Stock Exchange of Hong Kong Limited under the symbol 6388. Neither the Hong Kong Depositary Receipts nor the Hong Kong Depositary Shares evidenced thereby have been or will be registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal years ended June 30, 2012 (“fiscal 2012”), and July 2, 2011 (“fiscal 2011”) were each 52-week periods. The fiscal year ended July 3, 2010 (“fiscal 2010”) was a 53-week period. The fiscal year ending June 29, 2013 (“fiscal 2013”) will be a 52-week period.

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

In fiscal 2011, the Company acquired a non-controlling interest in a joint venture with Hackett Limited to expand the Coach International business in Europe. Through the joint venture, the Company opened retail locations in Spain, Portugal and Great Britain in fiscal 2011 and in France and Ireland in fiscal 2012. The Company currently anticipates further European expansion in fiscal 2013.

In fiscal 2012, the Company acquired the Coach domestic retail businesses in Singapore and Taiwan, which were operated by Valiram Group and Tasa Meng, respectively. In connection with the fiscal 2011 agreement with the Valiram Group, the Company assumed direct control of its domestic retail business in Malaysia in July 2012. Additionally, in connection with the fiscal 2012 agreement with Shinsegae International, the Company assumed direct control of its retail business in Korea in early August 2012.

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

A Market Leadership Position With Growing Global Share — Coach is a global leader in premium handbag and accessories. Each year, as our market share increases, our leadership position strengthens. In North America, Coach is the leading brand. In Japan, Coach is the leading imported luxury handbag and accessories brand by units sold.

A Loyal And Involved Consumer — Coach consumers have a specific emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

A Multi-Channel International Distribution Model — This allows Coach to maintain a critical balance as results do not depend solely on the performance of a single channel or geographic area. The Direct-to-Consumer channel provides us with immediate, controlled access to consumers through Coach-operated stores in North America; Japan; Hong Kong, Macau, and mainland China; Taiwan; Singapore and the Internet. Beginning with the first quarter of fiscal 2013, this channel also includes Coach-operated stores in Malaysia and Korea. The Indirect channel provides us with access to consumers via wholesale department store and specialty store locations in over 20 countries.

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

PRODUCTS

Coach's product offerings include women’s and men’s bags, accessories, wearables, footwear, jewelry, sunwear, travel bags, watches and fragrance. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Men’s & Women’s Handbags	65%	66%	65%
Accessories	28	27	26
All other products	7	7	9
Total	100%	100%	100%

Handbags — Women’s handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base. Men’s handbag collections include business cases, computer bags, messenger-style bags and totes. In fiscal 2012, we introduced the new Hamptons Weekend and Willis collections, and made updates to our Poppy, Madison and Kristin collections. In early fiscal 2013, we launched a new dual-gender Legacy lifestyle collection, inspired by our heritage, grounded in leather and featuring distinctive Coach elements. Legacy, our largest product launch in many years, is an iconic lifestyle collection which provides a foundation for the brand, targeting multi-generational consumers whom are both classic and stylish in their preferences.

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

Wearables — This category is comprised of scarves, jackets, gloves and hats, including both cold weather and fashion. The assortment is primarily women's and contains a fashion assortment in all components of this category.

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

Sunwear — Marchon Eyewear, Inc. (“Marchon”) has been Coach’s eyewear licensee since 2003 under a licensing agreement that expired in 2011. During October 2010, the Company signed a licensing agreement with Luxottica Trading and Finance Ltd. (“Luxottica”) and began transitioning the eyewear business during the second half of fiscal 2012. This collection is a collaborative effort that combines the Coach aesthetic for fashion accessories with the latest fashion directions in sunglasses. Coach sunglasses are sold in Coach retail stores and coach.com, department stores, select sunglass retailers and optical retailers in major markets.

Travel Bags — The travel collections are comprised of luggage and related accessories, such as travel kits and valet trays.

Watches — Movado Group, Inc. (“Movado”) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women's collections with select men's styles.

Fragrance — Starting in the spring of 2010, Estée Lauder Companies Inc. (“Estée Lauder”), through its subsidiary, Aramis Inc., became Coach's fragrance licensee. Fragrance is distributed through Coach retail stores, coach.com, about 4,000 U.S. department and specialty stores and 500 international locations. Coach offers four women’s fragrance collections and one men’s fragrance. The women's fragrance collections include eau de perfume spray, eau de toilette spray, purse spray, body lotion and body splashes.

DESIGN AND MERCHANDISING

Coach's New York-based design team, led by its Executive Creative Director, is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach's extensive archives of product designs created over the past 70 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season's design process. Merchandisers also analyze products and edit, add and delete to achieve profitable sales across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists help Coach execute design concepts that are consistent with the brand's strategic direction.

Coach's design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear, eyewear and fragrance) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

During fiscal 2008, the Company announced a new business initiative to drive brand creativity. This initiative has evolved into the Reed Krakoff brand, representing New American luxury, which is supported by a team of experienced designers and merchandisers and encompasses all women’s categories, with a focus on ready-to-wear, handbags, accessories, footwear and jewelry. We introduced the Reed Krakoff brand with store openings in North America and internationally through specialty retailers in early fiscal 2011.

SEGMENTS

Coach operates in two reportable segments: Direct-to-Consumer and Indirect. The reportable segments represent channels of distribution that offer similar products, service and marketing strategies.

Direct-to-Consumer Segment

The Direct-to-Consumer segment consists of channels that provide us with immediate, controlled access to consumers: Coach-operated stores in North America; Japan; Hong Kong, Macau, and mainland China; Taiwan; Singapore and the Internet. This segment represented approximately 89% of Coach's total net sales in fiscal 2012, with North American stores and the Internet, Coach Japan and Coach China contributing approximately 63%, 18% and 6% of total net sales, respectively. Beginning with the first quarter of fiscal 2013, this segment also includes Coach-operated stores in Malaysia and Korea.

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

The following table shows the number of Coach retail stores and their total and average square footage:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Retail stores	354	345	342
Net increase vs. prior year	9	3	12
Percentage increase vs. prior year	2.6%	0.9%	3.6%
Retail square footage	959,099	936,277	929,580
Net increase vs. prior year	22,822	6,697	36,543
Percentage increase vs. prior year	2.4%	0.7%	4.1%
Average square footage	2,709	2,714	2,718

North American Factory Stores — Coach's factory stores serve as an efficient means to sell manufactured-for-factory-store product, including factory exclusives, as well as discontinued and irregular inventory outside the retail channel. These stores operate under the Coach Factory name and are geographically positioned primarily in established outlet centers that are generally more than 30 miles from major markets.

Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand's image. Through these factory stores, Coach targets value-oriented customers who would not otherwise buy the Coach brand. Prices are generally discounted from 20% to 70% below full retail prices.

The following table shows the number of North America Coach factory stores and their total and average square footage:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Factory stores	169	143	121
Net increase vs. prior year	26	22	10
Percentage increase vs. prior year	18.2%	18.2%	9.0%
Factory square footage	789,699	649,094	548,797
Net increase vs. prior year	140,605	100,297	71,073
Percentage increase vs. prior year	21.7%	18.3%	14.9%
Average square footage	4,673	4,539	4,536

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. With approximately 76 million unique visits to the coach.com e-commerce website in fiscal 2012, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Our e-commerce programs also include third-party flash sites and our invitation-only factory flash site.

Coach Japan — Coach Japan operates department store shop-in-shop locations and freestanding flagship, retail and factory stores as well as an e-commerce website. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts throughout Japan.

The following table shows the number of Coach Japan locations and their total and average square footage:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Coach Japan locations	180	169	161
Net increase vs. prior year	11	8	6
Percentage increase vs. prior year	6.5%	5.0%	3.9%
Coach Japan square footage	320,781	303,925	293,441
Net increase vs. prior year	16,856	10,484	13,013
Percentage increase vs. prior year	5.5%	3.6%	4.6%
Average square footage	1,782	1,798	1,823

Coach China — Coach China operates department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts in Hong Kong and mainland China.

The following table shows the number of Coach China locations and their total and average square footage:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Coach China locations	96	66	41
Net increase vs. prior year	30	25	13
Percentage increase vs. prior year	45.5%	61.0%	46.4%
Coach China square footage	201,736	127,550	78,887
Net increase vs. prior year	74,186	48,663	26,216
Percentage increase vs. prior year	58.2%	61.7%	49.8%
Average square footage	2,101	1,933	1,924

Coach Singapore and Taiwan — Coach Singapore and Taiwan operate department store shop-in-shop locations as well as freestanding flagship, retail and factory stores. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts in Singapore and Taiwan.

The following table shows the number of Coach Singapore and Taiwan locations and their total and average square footage:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Coach Singapore and Taiwan locations	34	27	22
Net increase vs. prior year	7	5	2
Percentage increase vs. prior year	25.9%	22.7%	10.0%
Coach Singapore and Taiwan square footage	55,840	43,158	36,078
Net increase vs. prior year	12,682	7,080	5,542
Percentage increase vs. prior year	29.4%	19.6%	18.1%
Average square footage	1,642	1,598	1,640

Reed Krakoff — The Reed Krakoff brand represents new American luxury primarily for handbags, accessories and ready-to-wear. We introduced the Reed Krakoff brand with store openings in North America and internationally through specialty retailers in early fiscal 2011. Reed Krakoff operates department store shop-in-shop locations, freestanding flagship stores as well as an e-commerce website at reedkrakoff.com. Flagship stores, which offer the broadest assortment of Reed Krakoff products, are located in select shopping districts in the U.S.

Indirect Segment

Coach began as a U.S. wholesaler to department stores and this segment remains a part of our overall consumer reach. Today, we work closely with our partners, both domestic and international, to ensure a clear and consistent product presentation. The Indirect segment represented approximately 11% of total net sales in fiscal 2012, with U.S. Wholesale and Coach International representing approximately 6% and 4% of total net sales, respectively. The Indirect segment also includes royalties earned on licensed product.

U.S. Wholesale — This channel offers access to Coach products to consumers who prefer shopping at department stores. Coach enhances presentation, within the department store environment, primarily through the creation of more shop-in-shops with proprietary Coach fixtures. Coach custom tailors its assortments through wholesale product planning and allocation processes to better match the attributes of our department store consumers in each local market. Coach products are also available on macys.com, dillards.com, bloomingdales.com, lordandtaylor.com, belk.com, vonmaur.com and nordstrom.com. While overall U.S. department store sales have slowed over the last few years, the handbag and accessories category has remained strong. The Company continues to closely manage inventories in this channel given the highly promotional environment at point-of-sale.

Coach's products are sold in approximately 990 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale's), Dillard's, Nordstrom, Lord & Taylor, Carson’s, the Bay and Saks Fifth Avenue.

Coach International — This channel represents sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in over 20 countries. Coach's current network of international distributors serves the following domestic and/or travel retail markets: South Korea, US & Territories, Taiwan, Malaysia, Hong Kong, Mexico, Saudi Arabia, Thailand, Japan, Australia, Singapore, UAE, France, China, Macau, Indonesia, Kuwait, Bahamas, Aruba, Vietnam, New Zealand, Bahrain, India and Brazil.

For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing smaller, less productive stores. Coach's most significant international wholesale customers are the DFS Group, Shinsegae International, Tasa Meng Corp, Lotte Group and Shilla Group.

In connection with the fiscal 2011 agreement with the Valiram Group, the Company assumed direct control of its domestic retail business in Malaysia in July 2012. Additionally, in connection with the fiscal 2012 agreement with Shinsegae International, the Company assumed direct control of its retail business in Korea in early August 2012.

In fiscal 2013, the Company will be expanding further into Latin America through distributor partners to customers in Venezuela, Colombia, Panama and Peru.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
International freestanding stores	77	61	53
International department store locations	87	109	93
Other international locations	41	41	36
Total international wholesale locations	205	211	182

Licensing — In our licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. The current licensing relationships as of June 30, 2012 are as follows:

Category	Licensing Partner	Introduction Date	Territory	License Expiration Date
Footwear	Jimlar	Spring '99	U.S.	2014
Eyewear	Luxottica	Spring '12	Worldwide	2016
Watches	Movado	Spring '98	Worldwide	2015
Fragrance	Estee Lauder	Spring '10	Worldwide	2015

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

MARKETING

Coach’s marketing strategy is to deliver a consistent and relevant message each time the consumer comes in contact with the Coach brand through our communications and visual merchandising. The Coach image is created internally and executed by the creative marketing, visual merchandising and public relations teams. Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends and gauge the likelihood of a product’s success in the marketplace prior to its introduction.

In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. In fiscal 2012, consumer contacts increased 131% to over 1.4 billion primarily driven by increased email communications. The Company continues to leverage marketing expenses by refining our marketing programs to increase productivity and optimize distribution. Total expenses related to consumer communications in fiscal 2012 were $89.2 million, representing less than 2% of net sales.

Coach’s wide range of direct marketing activities includes email contacts and brochures targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness, the coach.com and reedkrakoff.com websites serve as effective brand communications vehicles by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drives store traffic and enables the collection of customer data.

As part of Coach's direct marketing strategy, the Company uses its database consisting of approximately 22 million active households in North America and 6.6 million active households in Japan. Email contacts and catalogs are Coach's principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the coach.com e-commerce sites in the U.S., Canada and Japan provides an opportunity to increase the size of these databases.

During fiscal 2012, the Company sent approximately 1.2 billion emails to strategically selected customers as we continue to evolve our internet outreach to maximize productivity while streamlining distribution. In fiscal 2012, the Company distributed over one million catalogs in Coach stores in Japan; Hong Kong, Macau and mainland China; and Taiwan and Singapore. The Company also mailed over one million additional catalogs to households throughout Asia, including over 700,000 in China.

In fiscal 2012, Coach had marketing websites in Australia, Bahrain, Brazil, China, Colombia, France, Ireland, Malaysia, Mexico, Panama, Portugal, Singapore, South Korea, Spain, Taiwan, Thailand, UAE, United Kingdom, Venezuela and Vietnam. In addition, the Company utilizes and continues to explore new technologies such as blogs and social networking websites, including Twitter and Facebook, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.

The Company also runs national, regional and local advertising campaigns in support of its major selling seasons.

MANUFACTURING

While all of our products are manufactured by independent manufacturers, we nevertheless maintain control of the supply chain process from design through manufacture. We are able to do this by qualifying raw material suppliers and by maintaining sourcing and product development offices in China, Hong Kong, Vietnam, South Korea and India that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Over the last several years, we have increased the presence of our senior management at our manufacturers’ facilities to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2012, approximately 71% of Coach's total net sales were generated from newly introduced products with no sales in the same quarter the previous year. As the collections are seasonal and planned to be sold in stores for short durations, our production quantities are limited which lowers our exposure to excess and obsolete inventory.

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

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, Italy, United States, Vietnam, Hong Kong, India, Thailand, Philippines, Taiwan and Peru. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. During fiscal 2012, one vendor provided approximately 16% of Coach’s total units. No other individual vendor currently provides more than approximately 11% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.

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

To support our growth in China and the region, in fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region while reducing costs. The Company also operates a distribution center, through a third-party, in Japan.

MANAGEMENT INFORMATION SYSTEMS

The foundation of Coach's information systems is its Enterprise Resource Planning (“ERP”) system. This fully integrated system supports all aspects of finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for all of Coach's transactional information, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand. This system was upgraded in fiscal 2008, continues to be the most current version available, and is fully scalable to accommodate growth.

Complementing its ERP system are several other system solutions, each of which Coach believes is well suited for its needs. The data warehouse system summarizes the transaction information and provides a single platform for all management reporting. The supply chain management system supports sales and inventory planning and reporting functions. Product fulfillment is facilitated by Coach's highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach's internet business are supported by Coach’s order management system. Finally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality. All complementary systems are integrated with the central ERP system.

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

COMPETITION

The premium handbag and accessories industry is highly competitive. The Company mainly competes with European and American luxury brands as well as private label retailers, including some of Coach’s wholesale customers. Over the last several years the category has grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. The Company believes, however, that as a market leader we benefit from this increased competition as it drives consumer interest in this brand loyal category.

The Company further believes that there are several factors that differentiate us from our competitors, including but not limited to: distinctive newness, innovation and quality of our products, ability to meet consumer’s changing preferences and our superior customer service.

EMPLOYEES

As of June 30, 2012, Coach employed approximately 18,000 people, including both full and part time employees. Of these employees, approximately 6,200 and 8,000 were full time and part time employees, respectively, in the retail field in North America; Japan; Hong Kong, Macau, and mainland China; Taiwan; Singapore and Korea. Approximately 70 of Coach’s employees are covered by collective bargaining agreements. Coach believes that its relations with its employees are good, and it has never encountered a strike or work stoppage.

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

Our growth depends on the continued success of existing products, as well as the successful design and introduction of new products. Our ability to create new products and to sustain existing products is affected by whether we can successfully anticipate and respond to consumer preferences and fashion trends. The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our company not being the first to bring product to market, which could compromise our competitive position.

Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We currently plan to open additional Coach stores in China and other international markets, and we have entered into strategic agreements with various partners to expand our operations in Europe. In addition, we have recently taken control of certain of our retail operations in the Asia-Pacific region, including Taiwan, Malaysia and South Korea during calendar year 2012. We do not yet have significant experience directly operating in these countries, and in many of them we face established competitors. Many of these countries have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, and local reporting or legal requirements.

Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Further, such markets will have upfront short-term investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and therefore may be dilutive to Coach in the short-term. In many of these countries, there is significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

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

We operate on a global basis, with approximately 32% of our net sales coming from operations outside the U.S. However, sales to our international wholesale customers are denominated in U.S. dollars. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates,
•	political or economic instability or changing macroeconomic conditions in our major markets,
•	natural and other disasters in international and other markets, and
•	changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

We monitor our global foreign currency exposure and in order to minimize the impact on earnings of foreign currency rate movements, we hedge our subsidiaries’ U.S. dollar-denominated inventory purchases in Japan and Canada, as well as Coach’s cross currency denominated intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

We believe our trademarks, copyrights, patents, and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. In spite of our efforts, counterfeiting still occurs and if we are unsuccessful in challenging a third-party’s rights related to trademark, copyright, or patent this could adversely affect our future sales, financial condition, and results of operation. We are aggressive in pursuing entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to prevent to protect the brand and prevent counterfeiting in the future. Furthermore, our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associates with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as US laws.

Cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.

We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees and stores, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. The possibility of a cyber-attack on any one or all of these systems is a serious threat. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Consumer awareness and sensitivity to privacy breaches and cyber security threats is at an all-time high. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. We may also incur significant costs implementing additional security measures to comply with state, federal and international laws governing the unauthorized disclosure of confidential information as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face increased litigation as a result of cyber security breaches.

Our business is subject to the risks inherent in global sourcing activities.

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of or significant fluctuations in the cost of raw materials,
•	compliance with labor laws and other foreign governmental regulations,
•	imposition of additional duties, taxes and other charges on imports or exports,
•	increases in the cost of labor, fuel, travel and transportation,
•	compliance with our Global Business Integrity Program,
•	disruptions or delays in shipments,
•	loss or impairment of key manufacturing or distribution sites,
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model,
•	product quality issues,
•	political unrest, and
•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Global Operating Principles and/or Supplier Selection Guidelines, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program, Global Operating Principles and Supplier Selection Guidelines are posted on our website, coach.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could adversely affect our financial condition and results of operations.

While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our business. We maintain three primary distribution centers: a distribution center in Jacksonville, Florida, owned and operated by Coach, an Asia distribution center in Shanghai, owned and operated by a third-party, and a distribution center, through a third-party, in Japan. See Distribution section of Item 1. Business for further discussion. The warehousing of

Coach merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could adversely affect our business and operations.

Increases in our costs, such as raw materials, labor or freight could negatively impact our overall profitability. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well and it is unlikely such cost pressure will abate if oil prices continue to increase. We may not be able to offset such increases in raw materials or labor or transportation costs through pricing measures or other means. These increasing costs of productions could also adversely affect our ability to achieve the gross margin objectives we have established.

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

Our Indirect segment, consisting of the U.S. Wholesale and Coach International businesses comprised approximately 11% of total net sales for fiscal 2012. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within our Indirect segment.

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

Our quarterly cash dividend is currently $0.30 per common share. The dividend program requires the use of a modest portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which includes reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. Further, proposed tax changes that may be enacted in the future could negatively impact our current or future tax structure and effective tax rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, use and size of Coach's distribution, corporate and product development facilities as of June 30, 2012. The majority of the properties are leased, with the leases expiring at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	850,000
New York, New York	Corporate, sourcing and product development	433,000	(1)
Carlstadt, New Jersey	Corporate and product development	65,000
Tokyo, Japan	Coach Japan regional management	32,000
Dongguan, China	Sourcing, quality control and product development	27,000
Shanghai, China	Coach China regional management	22,000
Hong Kong	Sourcing and quality control	17,000
Hong Kong	Coach Hong Kong regional management	14,000
Ho Chi Minh City, Vietnam	Sourcing and quality control	11,000
Taipei City, Taiwan	Coach Taiwan regional management	6,000
Hong Kong	Sourcing and quality control	6,000
Singapore	Coach Singapore regional management	3,000
Seoul, South Korea	Sourcing	3,000
Beijing, China	Coach China regional management	3,000
Long An, Vietnam	Sourcing and quality control	1,000
Chennai, India	Sourcing and quality control	600
Luxembourg	Coach regional management	300

(1)	Includes 250,000 square feet in Coach owned buildings. During fiscal 2009, Coach purchased its corporate headquarters building at 516 West 34th Street in New York City for $126.3 million.

As of June 30, 2012, Coach also occupied 354 retail and 169 factory leased stores located in North America, 180 Coach-operated department store shop-in-shops, retail stores and factory stores in Japan, 96 Coach-operated department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau and mainland China, and 34 Coach-operated department store shop-in-shops, retail stores and factory stores in Taiwan and Singapore. These leases expire at various times through 2024. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” Coach’s Hong Kong Depositary Receipts have also been listed on the Hong Kong Stock Exchange since December 2011 and the issuance from time-to-time of these Hong Kong Depositary Receipts has not been registered under the Securities Act, or with any securities regulatory authority of any state or other jurisdiction of the United States and is being made pursuant to Regulation S of the Securities Act. Accordingly, they may not be re-offered, resold, pledged or otherwise transferred in the United States or to, or for the account of, a “U.S. person” (within the meaning of Regulation S promulgated under the Securities Act), unless the securities are registered under the Securities Act or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, and hedging transactions involving the Hong Kong Depositary Receipts may not be conducted unless in compliance with the Securities Act. No additional common stock was issued, nor capital raised through this listing.

The following table sets forth, for the fiscal periods indicated, the high and low prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Index.

	High		Low	Dividends Declared per Common Share
Fiscal 2012 Quarter ended:
October 1, 2011	$69.20		$45.70	0.225
December 31, 2011	66.54		48.37	0.225
March 31, 2012	79.70		59.74	0.225
June 30, 2012	79.00		55.18	0.300
Closing price at June 30, 2012		$58.48
Fiscal 2011 Quarter ended:
October 2, 2010	$43.86		$33.75	0.150
January 1, 2011	58.55		42.27	0.150
April 2, 2011	58.28		49.24	0.150
July 2, 2011	66.14		50.34	0.225
Closing price at July 1, 2011		$65.99

As of August 3, 2012, there were 3,400 holders of record of Coach’s common stock.

Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.

The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2012, to be filed with the Securities and Exchange Commission (The “Proxy Statement”), is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “former peer set” and “revised peer set” companies listed below over the five-fiscal-year period ending June 29, 2012, the last trading day of Coach’s most recent fiscal year. Coach’s “former peer set,” as determined by management, through fiscal 2011, consisted of:

•	Ann Taylor Stores Corporation,
•	Kenneth Cole Productions, Inc.,
•	Ralph Lauren Corporation,
•	Tiffany & Co.,
•	Talbots, Inc., and
•	Williams-Sonoma, Inc.

During fiscal 2012, the Company established a “revised peer set” consisting of:

•	The Gap, Inc.,
•	Guess?, Inc.,
•	Limited Brands, Inc.,
•	PVH Corporation,
•	Ralph Lauren Corporation,
•	Tiffany & Co.,
•	V.F. Corporation, and
•	Williams-Sonoma, Inc.

Coach management selected the “revised peer set” on an industry/line-of-business basis and believes these companies represent good faith comparables based on their history, size, and business models in relation to Coach, Inc.

	Jun-07	Jun-08	Jun-09	Jun-10	Jun-11	Jun-12
COH	$100.00	$60.94	$56.88	$78.16	$138.48	$128.60
Former Peer Set	$100.00	$62.51	$36.82	$62.47	$94.44	$88.03
Revised Peer Set	$100.00	$72.17	$56.14	$83.70	$132.21	$142.00
S&P 500	$100.00	$86.88	$64.11	$73.36	$95.87	$101.09

The graph assumes that $100 was invested on June 29, 2007 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a “former peer set” and “revised peer set” index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Stock Repurchase Program

The Company’s share repurchases during the fourth quarter of fiscal 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in thousands, except per share data)
Period 10 (4/1/12 – 5/5/12)	335	$73.52	335	$405,998
Period 11 (5/6/12 – 6/2/12)	1,478	69.07	1,478	303,905
Period 12 (6/3/12 – 6/30/12)	680	62.17	680	261,627
Total	2,493		2,493

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$1.5 billion	June 2013

ITEM 6. SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 2012 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	June 30, 2012(2)	July 2, 2011(2)	July 3, 2010	June 27, 2009(2)	June 28, 2008(2)
Consolidated Statements of Income:
Net sales	$4,763,180	$4,158,507	$3,607,636	$3,230,468	$3,180,757
Gross profit	3,466,078	3,023,541	2,633,691	2,322,610	2,407,103
Selling, general and administrative expenses	1,954,089	1,718,617	1,483,520	1,350,697	1,259,974
Operating income	1,511,989	1,304,924	1,150,171	971,913	1,147,129
Income from continuing operations(3)	1,038,910	880,800	734,940	623,369	783,039
Income from continuing operations:
Per basic share	$3.60	$2.99	$2.36	$1.93	$2.20
Per diluted share	3.53	2.92	2.33	1.91	2.17
Weighted-average basic shares outstanding	288,284	294,877	311,413	323,714	355,731
Weighted-average diluted shares outstanding	294,129	301,558	315,848	325,620	360,332
Dividends declared per common share(4)	$0.975	$0.675	$0.375	$0.075	$—
Consolidated Percentage of Net Sales Data:
Gross margin	72.8%	72.7%	73.0%	71.9%	75.7%
Selling, general and administrative expenses	41.0%	41.3%	41.1%	41.8%	39.6%
Operating margin	31.7%	31.4%	31.9%	30.1%	36.1%
Income from continuing operations	21.8%	21.2%	20.4%	19.3%	24.6%
Consolidated Balance Sheet Data:
Working capital	$1,086,368	$859,371	$773,605	$936,757	$908,277
Total assets	3,104,321	2,635,116	2,467,115	2,564,336	2,247,353
Cash, cash equivalents and investments	923,215	712,754	702,398	806,362	706,905
Inventory	504,490	421,831	363,285	326,148	318,490
Long-term debt	985	23,360	24,159	25,072	2,580
Stockholders' equity	1,992,931	1,612,569	1,505,293	1,696,042	1,490,375

	Fiscal Year Ended(1)
	June 30, 2012(2)	July 2, 2011(2)	July 3, 2010	June 27, 2009(2)	June 28, 2008(2)
Coach Operated Store Data:(5)
North American retail stores	354	345	342	330	297
North American factory stores	169	143	121	111	102
Coach Japan locations	180	169	161	155	149
Coach China locations	96	66	41	28	24
Coach Singapore and Taiwan locations	34	27	22	20	17
Total stores open at fiscal year-end	833	750	687	644	589
North American retail stores	959,099	936,277	929,580	893,037	795,226
North American factory stores	789,699	649,094	548,797	477,724	413,389
Coach Japan locations	320,781	303,925	293,441	280,428	259,993
Coach China locations	201,736	127,550	78,887	52,671	44,504
Coach Singapore and Taiwan locations	55,840	43,158	36,078	30,536	24,360
Total store square footage at fiscal year-end	2,327,155	2,060,004	1,886,783	1,734,396	1,537,472
Average store square footage at fiscal year-end:
North American retail stores	2,709	2,714	2,718	2,706	2,678
North American factory stores	4,673	4,539	4,536	4,304	4,053
Coach Japan locations	1,782	1,798	1,823	1,809	1,745
Coach China locations	2,101	1,933	1,924	1,881	1,854
Coach Singapore and Taiwan locations	1,642	1,598	1,640	1,527	1,433

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2012, 2011, 2009, and 2008 were each 52-week years. Fiscal year 2010 was a 53-week year.
(2)	During fiscal years 2012, 2011, 2009 and 2008, the Company recorded certain items which affect the comparability of our results. The following tables reconcile the as reported results to such results excluding these items. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about these items.

	Fiscal 2012
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,954,089	$1,511,989	$1,038,910	$3.53
Excluding items affecting comparability	(39,209)	39,209	0	0.00
Adjusted: (Non-GAAP Basis)	$1,914,880	$1,551,198	$1,038,910	$3.53

	Fiscal 2011
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,718,617	$1,304,924	$880,800	$2.92
Excluding items affecting comparability	(25,678)	25,678	0	0.00
Adjusted: (Non-GAAP Basis)	$1,692,939	$1,330,602	$880,800	$2.92

	Fiscal 2009
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,350,697	$971,913	$623,369	$1.91
Excluding items affecting comparability	(28,365)	28,365	(1,241)	0.00
Adjusted: (Non-GAAP Basis)	$1,322,332	$1,000,278	$622,128	$1.91

	Fiscal 2008
			Income from Continuing Operations
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,259,974	$1,147,129	$783,039	$2.17
Excluding items affecting comparability	(32,100)	32,100	(41,037)	(0.11)
Adjusted: (Non-GAAP Basis)	$1,227,874	$1,179,229	$742,002	$2.06
(3)	During fiscal 2008, the Company had income from discontinued operations in connection with exiting its corporate accounts business. There were no discontinued operations in fiscal years 2012, 2011, 2010 or 2009.
(4)	During the fourth quarter of fiscal 2009, the Company initiated a cash dividend at an annual rate of $0.30 per share. During the fourth quarter of fiscal 2010, the Company increased the cash dividend to an annual rate of $0.60 per share. During the fourth quarter of fiscal 2011, the Company increased the cash dividend to an annual rate of $0.90 per share. During the fourth quarter of fiscal 2012, the Company increased the cash dividend to an expected annual rate $1.20 per share.
(5)	During fiscal 2009, the Company acquired its domestic retail businesses in Hong Kong, Macau and mainland China from its former distributor, the ImagineX group. Prior to the acquisitions, these locations were operated by the ImagineX group. During fiscal 2012, the Company acquired its domestic retail businesses in Singapore and Taiwan from their former distributors, Valiram Group and Tasa Meng, respectively. Prior to the acquisitions, these locations were operated by these distributors. See the Acquisitions note presented in the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach operates in two segments: Direct-to-Consumer and Indirect. The Direct-to-Consumer segment includes sales to consumers through Coach-operated stores in North America; Japan; Hong Kong, Macau and mainland China; Taiwan; Singapore and the Internet. Beginning with the first quarter of fiscal 2013, this segment also includes Coach-operated stores in Malaysia and Korea. The Indirect segment includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed product. As Coach’s business model is based on multi-channel international distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global framework, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end we are focused on four key initiatives:

•	Growing our Women’s business in North America through the growing accessories market and by increasing our North American retail store base by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total, including up to 30 in Canada. We expect to open about 10 net new retail stores and 18 factory outlets in fiscal 2013. The pace of our future retail store openings will depend upon the economic environment and will reflect opportunities in the marketplace. In addition, as part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to maximize productivity and continue to leverage our leadership position in the market.
•	Leverage the global opportunity for the Coach brand by raising brand awareness and building market share in markets in which Coach is under-penetrated, most notably in Asia, where China is our largest geographic growth opportunity, given the size of the market, its rate of growth, and our increasing brand awareness. We currently plan to open about 30 new locations in China during fiscal 2013, with the majority in mainland China. We will continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We currently plan to open approximately 13 net new locations, most notably Men’s locations, during fiscal 2013. In addition to the acquisitions of our Singapore and Taiwan businesses during fiscal 2012, and consistent with our strategy of directly operating key Asian markets, we have acquired our domestic businesses in Korea and Malaysia subsequent to the end of fiscal 2012. Outside of Asia, we are developing the brand opportunity as we expand into Europe and South America.
•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. We are leveraging the Men’s opportunity by opening new locations in both full-price and factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.
•	Raise brand awareness and maximize e-commerce sales through our digital strategy, coach.com, our global e-commerce sites and programs, third-party flash sites, marketing sites and social networking. Our e-commerce programs include an invitation-only factory flash site targeted towards our most loyal Factory exclusive customers. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with 22 marketing websites in 23 countries, e-commerce enabled in the United States, Canada and Japan, and social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the current macroeconomic environment, while stabilizing, has created a challenging retail market in which consumers, notably in North America and Japan, are still cautious. The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. Our multi-channel distribution model is diversified and includes substantial international and factory businesses, which reduces our reliance upon our full-price U.S. business. With an essentially debt-free balance sheet and significant cash position, we have a business model that generates significant cash flow and we are in a position to invest in our brand while continuing to return capital to shareholders through common stock repurchases and dividends.

FISCAL 2012

The key metrics of fiscal 2012 were:

•	Earnings per diluted share rose 20.9% to $3.53.
•	Net sales increased 14.5% to $4.76 billion.
•	Direct-to-consumer sales rose 16.1% to $4.23 billion.
•	Comparable sales in Coach’s North American stores increased 6.6%.
•	In North America, Coach opened 9 net new retail stores and 26 new factory stores, including 16 Men’s, bringing the total number of retail and factory stores to 354 and 169, respectively, at the end of fiscal 2012. We also expanded 10 factory stores in North America.
•	Coach China results continued to be strong with double-digit growth in comparable stores. Coach China opened 30 net new locations, bringing the total number of locations at the end of fiscal 2012 to 96.
•	Coach Japan opened 11 net new locations, bringing the total number of locations at the end of fiscal 2012 to 180. In addition, we expanded three locations.
•	The company acquired its domestic retail Coach businesses in Taiwan and Singapore. As the result of these acquisitions and subsequent openings, the company operated 7 retail locations in Singapore and 27 in Taiwan as of the end of fiscal 2012. The Company has assumed direct control of its domestic business in Malaysia in July 2012 and its domestic retail business in Korea in August 2012.
•	Coach’s Board increased the Company’s cash dividend by 33%, to an expected annual rate of $1.20 per share starting with the dividend paid on July 2, 2012.

FISCAL 2012 COMPARED TO FISCAL 2011

The following table summarizes results of operations for fiscal 2012 compared to fiscal 2011:

	Fiscal Year Ended
	June 30, 2012		July 2, 2011		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,763.2	100.0%	$4,158.5	100.0%	$604.7	14.5%
Gross profit	3,466.1	72.8	3,023.5	72.7	442.6	14.6
Selling, general and administrative expenses	1,954.1	41.0	1,718.6	41.3	235.5	13.7
Operating income	1,512.0	31.7	1,304.9	31.4	207.1	15.9
Provision for income taxes	466.8	9.8	420.4	10.1	46.4	11.0
Net income	1,038.9	21.8	880.8	21.2	158.1	17.9
Net Income per share:
Basic	$3.60		$2.99		$0.61	20.5%
Diluted	3.53		2.92		0.61	20.9

Net Sales

The following table presents net sales by operating segment for fiscal 2012 compared to fiscal 2011:

	Fiscal Year Ended
	Net Sales			Percentage of Total Net Sales
	June 30, 2012	July 2, 2011	Rate of Change	June 30, 2012	July 2, 2011
	(dollars in millions)		(FY12 vs. FY11)
Direct-to-Consumer	$4,231.7	$3,646.4	16.1%	88.8%	87.7%
Indirect	531.5	512.1	3.8	11.2	12.3
Total net sales	$4,763.2	$4,158.5	14.5	100.0%	100.0%

Direct-to-Consumer — Net sales increased 16.1% to $4.23 billion during fiscal 2012 from $3.65 billion during fiscal 2011, driven by sales increases in our Company-operated stores in North America and China.

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

In North America, net sales increased 12.7% driven by sales from new and expanded stores and by a 6.6% increase in comparable store sales. During fiscal 2012, Coach opened 9 net new retail stores and 26 new factory stores, and expanded 10 factory stores in North America. In Japan, net sales increased 11.7% driven by an approximately $40.1 million, or 5.3%, positive impact from foreign currency exchange. During fiscal 2012, Coach opened 11 net new locations and expanded three locations in Japan. Coach China results continued to be strong with double-digit percentage growth in comparable store sales. During fiscal 2012, Coach opened 30 net new stores in Hong Kong and mainland China.

Indirect — Net sales increased 3.8% to $531.5 million from $512.1 million in fiscal 2011. The increase was driven primarily by a 7.9% increase in Coach International Wholesale net revenue, partially offset by a 1.6% decrease in U.S. Wholesale net revenue. Licensing revenue of approximately $28.5 million and $24.7 million in fiscal 2012 and fiscal 2011, respectively, is included in Indirect sales.

Operating Income

Operating income increased 15.9% to $1.51 billion in fiscal 2012 as compared to $1.30 billion in fiscal 2011. Excluding items affecting comparability of $39.2 million in fiscal 2012 and $25.7 million in fiscal 2011, operating income increased 16.6% to $1.55 billion. Operating margin increased to 31.7% as compared to 31.4% in the prior year, as gross margin increased while selling, general, and administrative (“SG&A”) expenses decreased as a percentage of sales. Excluding items affecting comparability, operating margin was 32.6% in fiscal 2012 as compared to 32.0% in fiscal 2011.

Gross profit increased 14.6% to $3.47 billion in fiscal 2012 from $3.02 billion in fiscal 2011. Gross margin was 72.8% in fiscal 2012 as compared to 72.7% during fiscal 2011. Coach’s gross profit is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, foreign currency exchange rates and fluctuations in material costs. These factors, among others may cause gross profit to fluctuate from year to year.

SG&A expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan, Coach China, Coach Singapore and Coach Taiwan operating expenses. These expenses are affected by the number of Coach-operated stores in North America; Japan; Hong Kong, Macau, mainland China; Taiwan and Singapore open during any fiscal period. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, consulting and software expenses. SG&A expenses increase as the number of Coach-operated stores increase, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

Coach, similar to some companies, includes certain costs related to our distribution network in selling, general and administrative expenses rather than in cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in cost of sales.

During fiscal 2012, SG&A expenses increased 13.7% to $1.95 billion, compared to $1.72 billion during fiscal 2011. Excluding items affecting comparability of $39.2 million in fiscal 2012 and $25.7 million in fiscal 2011, SG&A expenses were $1.91 billion and $1.69 billion, respectively. As a percentage of net sales, SG&A expenses were 41.0% and 41.3% during fiscal 2012 and fiscal 2011, respectively. Excluding items affecting comparability during fiscal 2012 and fiscal 2011, SG&A expenses as a percentage of net sales were 40.2% and 40.7%, respectively, as we leveraged our selling expense base on higher sales.

Selling expenses were $1.36 billion, or 28.5% of net sales compared to $1.18 billion, or 28.5% of net sales, during fiscal 2011. The dollar increase in selling expenses was due to higher operating expenses in Coach China and North American stores due to higher sales and new store openings. Coach Japan operating expenses decreased by $0.4 million in constant currency, but was more than offset by the impact of foreign currency exchange rates which increased reported expenses by approximately $15.2 million.

Advertising, marketing, and design costs were $245.2 million, or 5.1% of net sales, compared to $224.4 million, or 5.4% of net sales, during fiscal 2011. The dollar increase was primarily due to marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, third-party flash sites, marketing sites and social networking. The Company operates marketing websites in 23 countries, and utilizes social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $68.9 million, or 1.4% of net sales, compared to $58.2 million, or 1.4% of net sales, during fiscal 2011.

Administrative expenses were $282.2 million, or 5.9% of net sales, compared to $252.4 million, or 6.1% of net sales, during fiscal 2011. Excluding items affecting comparability of $39.2 in fiscal 2012 and

$25.7 million in fiscal 2011, expenses were $243.0 million and $226.7 million, respectively, representing 5.1% and 5.5% of net sales, respectively. The dollar increase in administrative expenses was primarily due to increased headcount and systems investment, largely due to our international expansion.

Provision for Income Taxes

The effective tax rate was 31.0% in fiscal 2012 compared to 32.3% in fiscal 2011. During the second quarter of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan. Also, during the fourth quarter of fiscal 2012, the Company recognized a favorable tax settlement. As a result, it made charitable contributions which precisely offset the benefit of the tax settlement to net income and earnings per share. During the third quarter of fiscal 2011, the Company decreased the provision for income taxes primarily as a result of a favorable settlement of a multi-year tax return examination. Excluding the benefit from these items affecting comparability, the effective tax rate was 32.8% in fiscal 2012 and 33.6% in fiscal 2011. The decrease in the effective tax rate is also attributable to higher profitability in lower tax rate jurisdictions in which income is earned, due to the increased globalization of the Company, and a lower effective state tax rate.

Net Income

Net income was $1.04 billion in fiscal 2012 compared to $880.8 million in fiscal 2011. The increase was due to the higher operating income and a reduction of the effective tax rate.

FISCAL 2011 COMPARED TO FISCAL 2010

The following table summarizes results of operations for fiscal 2011 compared to fiscal 2010:

	Fiscal Year Ended
	July 2, 2011		July 3, 2010		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,158.5	100.0%	$3,607.6	100.0%	$550.9	15.3%
Gross profit	3,023.5	72.7	2,633.7	73.0	389.9	14.8
Selling, general and administrative expenses	1,718.6	41.3	1,483.5	41.1	235.1	15.8
Operating income	1,304.9	31.4	1,150.2	31.9	154.8	13.5
Provision for income taxes	420.4	10.1	423.2	11.7	(2.8)	(0.7)
Net income	880.8	21.2	734.9	20.4	145.9	19.8
Net Income per share:
Basic	$2.99		$2.36		$0.63	26.6%
Diluted	2.92		2.33		0.59	25.5

Net Sales

The following table presents net sales by operating segment for fiscal 2011 compared to fiscal 2010:

	Fiscal Year Ended
	Net Sales		Rate of Change	Percentage of Total Net Sales
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
	(dollars in millions)		(FY11 vs. FY10)
Direct-to-Consumer	$3,646.4	$3,178.7	14.7%	87.7%	88.1%
Indirect	512.1	428.9	19.4	12.3	11.9
Total net sales	$4,158.5	$3,607.6	15.3	100.0%	100.0%

Direct-to-Consumer — Net sales increased 14.7% to $3.65 billion during fiscal 2011 from $3.18 billion during fiscal 2010, driven by sales increases in our Company-operated stores in North America and China. Net sales of fiscal 2010 included an additional week of sales, which represented approximately $62 million.

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

Indirect — Net sales increased 19.4% to $512.1 million from $428.9 million in fiscal 2010. The increase was driven primarily by an 18.4% increase in Coach International Wholesale and U.S. Wholesale net revenue. The net sales increase was partially offset by an additional week of sales in fiscal 2010, which represented approximately $8 million. Licensing revenue of approximately $24.7 million and $19.2 million in fiscal 2011 and fiscal 2010, respectively, is included in Indirect sales.

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

SG&A expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan and Coach China operating expenses. These expenses are affected by the number of Coach-operated stores in North America; Japan; Hong Kong, Macau and mainland China open during any fiscal period. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, consulting and software expenses. SG&A expenses increase as the number of Coach-operated stores increase, although an increase in the number of stores generally results in the fixed portion of SG&A expenses being spread over a larger sales base.

Coach, similar to some companies, includes certain costs related to our distribution network in selling, general and administrative expenses rather than in cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in cost of sales.

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

Advertising, marketing, and design costs were $224.4 million, or 5.4% of net sales, compared to $179.4 million, or 5.0% of net sales, during fiscal 2010. The increase was primarily due to new design expenditures and development costs for new merchandising initiatives. Also contributing to the increase were marketing expenses related to consumer communications, which includes our digital strategy through coach.com, our global e-commerce sites, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with marketing websites in 23 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.

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

FISCAL 2012, FISCAL 2011, FISCAL 2009 AND FISCAL 2008 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

Non-GAAP Measures

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income, and provision for income taxes in fiscal 2012 and 2011 reflect certain items which affect the comparability of our results. Similarly, the reported SG&A expenses, operating income, provision for income taxes, income from continuing operations, net income and earnings per diluted share from continuing operations in both fiscal 2009 and fiscal 2008 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these fiscal years to exclude the impact of these items.

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

The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	Fiscal Year Ended
	(dollars in millions, except per share data)
	June 30, 2012	July 2, 2011	June 27, 2009	June 28, 2008
Operating income
Cost savings measures	$—	$—	$(13.4)	$—
Charitable foundation contribution	(39.2)	(25.7)	(15.0)	(20.0)
Variable expense	—	—	—	(12.1)
Total Operating income impact	$(39.2)	$(25.7)	$(28.4)	$(32.1)
Provision for income taxes
Cost savings measures	$—	$—	$(5.1)	$—
Charitable foundation contribution	(15.3)	(10.2)	(5.7)	(7.8)
Tax adjustments	(23.9)	(15.5)	(18.8)	(60.6)
Variable expense	—	—	—	(4.7)
Total Provision for income taxes impact	$(39.2)	$(25.7)	$(29.6)	$(73.1)
Net income
Cost savings measures	$—	$—	$(8.3)	$—
Charitable foundation contribution	23.9	(15.5)	(9.3)	(12.2)
Tax adjustments	(23.9)	15.5	18.8	60.6
Variable expense	—	—	—	(7.4)
Total Net income impact	$0.0	$0.0	$1.2	$41.0
Diluted earnings per share
Cost savings measures	$—	$—	$(0.03)	$—
Charitable foundation contribution	0.08	(0.05)	(0.03)	(0.03)
Tax adjustments	(0.08)	0.05	0.06	0.17
Variable expense	—	—	—	(0.02)
Total Diluted earnings per share impact	$0.00	$0.00	$0.00	$0.11

Fiscal 2012 Items

Charitable Contributions and Tax Adjustments

During fiscal 2012, the Company decreased the provision for income taxes by $23.9 million, primarily as a result of recording the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable settlement of a multi-year transfer pricing agreement with Japan. The Company used the net income favorability to contribute an aggregate $39.2 million to the Coach Foundation. The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting Coach Foundation funding needed to be adjusted. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated for fiscal 2012.

Fiscal 2011 Items

Charitable Contributions and Tax Adjustments

During the third quarter of fiscal 2011, the Company decreased the provision for income taxes by $15.5 million, primarily as a result of a favorable settlement of a multi-year tax return examination. The Company used the net income favorability to contribute $20.9 million to the Coach Foundation and 400 million yen or $4.8 million to the Japanese Red Cross Society. The Company believed that in order to reflect the direct results of the normal, ongoing business operations, both the tax adjustments and the resulting Coach Foundation funding and Japanese Red Cross Society contribution needed to be adjusted. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated and paid for fiscal 2011.

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

Currency Fluctuation Effects

The percentage increase in sales and U.S. dollar increases in operating expenses in fiscal 2012 and fiscal 2011 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

FINANCIAL CONDITION

Cash Flow

Net cash provided by operating activities was $1.22 billion in fiscal 2012 compared to $1.03 billion in fiscal 2011. The increase of $188.4 million was primarily due to the $158.1 million increase in net income as well as the result of working capital changes between the two fiscal years, the most significant of which occurred in inventories, accrued liabilities and other liabilities. Increases in inventory balances in fiscal 2012 resulted in the use of cash of $71.7 million as compared to $64.7 million in fiscal 2011, primarily due to the Company’s international expansion. Changes during the year in accrued liabilities balances provided cash of $84.2 million in fiscal 2012, compared to $53.7 million in fiscal 2011, driven primarily by the timing of certain expenses and tax payments. Changes in other liabilities balances resulted in a use of cash of $17.6 million in fiscal 2012 compared to a cash source of $13.4 million in fiscal 2011, primarily due to the timing of certain cash payments.

Net cash used in investing activities was $259.4 million in fiscal 2012 compared to $59.6 million in fiscal 2011, with the increase of $199.8 million largely driven by acquisitions, higher planned capital investment, and the timing of cash investments. During fiscal 2012, the Company acquired 100% of its domestic retail businesses in Singapore and Taiwan from the former distributors for an aggregate $53.2 million, net of cash acquired. Purchases of property and equipment were $184.3 million in fiscal 2012, which was $36.6 million higher than fiscal 2011, reflecting planned increased capital investment. In addition, during fiscal 2012, the Company provided $24.1 million of loan advances in connection with its European joint venture operations, to fund expansion plans in the region.

Net cash used in financing activities was $741.9 million in fiscal 2012 as compared to $875.1 million in fiscal 2011. The decrease of $133.2 million was primarily attributable to $398.0 million less expended for common stock repurchases, partially offset by $192.4 million lower net proceeds from exercises of share based awards and $82.2 million higher dividend payments in fiscal 2012, due to the higher dividend payment rate.

Revolving Credit Facilities

Through June 18, 2012, the Company maintained a $100 million revolving credit facility with certain lenders and Bank of America, N.A. as the primary lender and administrative agent (the “Bank of America facility”). At Coach’s request and lenders’ consent, the Bank of America facility was able to be expanded to $200 million and also extended for two additional one-year periods.

Coach paid a commitment fee of 6 to 12.5 basis points on the Bank of America facility on any unused amounts and interest of LIBOR plus 20 to 55 basis points on any outstanding borrowings. Both the commitment fee and the LIBOR margin were based on the Company’s fixed charge coverage ratio.

Coach’s Bank of America facility was available for seasonal working capital requirements or general corporate purposes and could be prepaid without penalty or premium. During fiscal 2012 and fiscal 2011 there were no borrowings under the Bank of America facility. Accordingly, as of July 2, 2011, there were no outstanding borrowings under the Bank of America facility.

The Bank of America facility contained various covenants and customary events of default. Coach was in compliance with all covenants of the Bank of America facility since its inception through its termination.

On June 18, 2012, the Company terminated the Bank of America facility and replaced it with a new, $400 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”). The JP Morgan facility may also be used to finance the working capital needs, capital expenditures, certain investments, share repurchases, dividends, and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up), and expires in June 2017. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be expanded to $650 million. As of June 30, 2012, there were no outstanding borrowings on the JP Morgan facility, and the borrowing capacity was $393 million, due to outstanding letters of credit.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made (the “Adjusted LIBO Rate”) plus an applicable margin. The applicable margin for Adjusted LIBO Rate loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt plus 800% of consolidated lease expense to (b) consolidated EBITDAR (“Leverage Ratio”). Additionally, Coach will pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At June 30, 2012, the commitment fee was nine basis points.

The JP Morgan facility contains various covenants and customary events of default. Coach has been in compliance with all covenants of the facility since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion yen, or approximately $52 million, at June 30, 2012. Interest is based on the Tokyo Interbank rate plus a margin of 27.5 to 30 basis points. During fiscal 2012 and 2011, the peak borrowings were $0 and $27.1 million, respectively. As of June 30, 2012 and July 2, 2011, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, at June 30, 2012. Interest is based on the People's Bank of China rate. During fiscal 2012 and fiscal 2011, there were no borrowings under this credit facility. Accordingly, at June 30, 2012 and July 2, 2011, there were no outstanding borrowings under this facility.

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

During fiscal 2012 and fiscal 2011, the Company repurchased and retired 10.7 million and 20.4 million shares, respectively, or $0.70 billion and $1.10 billion of common stock, respectively, at an average cost of $65.49 and $53.81, respectively. As of June 30, 2012, $261.6 million remained available for future purchases under the existing program.

Liquidity and Capital Resources

In fiscal 2012, total capital expenditures were $184.3 million related primarily to new stores and corporate infrastructure in North America, China, and Japan which accounted for approximately $58.4 million, $35.4, and $10.4 million, respectively, of total capital expenditures. Spending on department store renovations and distributor locations accounted for approximately $9.9 million of the total capital expenditures. The remaining capital expenditures related to corporate systems and infrastructure. These investments were financed from on hand cash and operating cash flows.

For the fiscal year ending June 29, 2013, the Company expects total capital expenditures to be approximately $250 million. Capital expenditures will be primarily for new stores in North America, Asia and technology to support our global expansion. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2012, Coach purchased approximately $1.4 billion of inventory, which was primarily funded by on hand cash and operating cash flows.

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

Commitments

At June 30, 2012, the Company had letters of credit available of $600 million, of which $215.4 million were outstanding. These letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Contractual Obligations

As of June 30, 2012, Coach’s long-term contractual obligations are as follows:

	Payments Due by Period
		Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	Total	Fiscal 2013	Fiscal 2014 — 2015	Fiscal 2016 – 2017	Fiscal 2018 and beyond
	(amounts in millions)
Capital expenditure commitments(1)	$1.3	$1.3	$—	$—	$—
Inventory purchase obligations(2)	212.1	212.1	—	—	—
Long-term debt, including the current portion(3)	24.4	23.4	1.0	—	—
Operating leases	1,075.5	179.3	324.2	233.4	338.5
Total	$1,313.3	$416.1	$325.2	$233.4	$338.5

(1)	Represents the Company’s legally binding agreements related to capital expenditures.
(2)	Represents the Company’s legally binding agreements to purchase finished goods.
(3)	Amounts presented include interest payment obligations.

The table above excludes the following: amounts included in current liabilities, other than the current portion of long-term debt, in the Consolidated Balance Sheet at June 30, 2012 as these items will be paid within one year; long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plans. The Company intends to contribute approximately $0.4 million to its pension plans during the next year. The above table also excludes reserves recorded in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance for accounting for uncertainty in income taxes which has been codified within Accounting Standards Codification (“ASC”) 740, as we are unable to reasonably estimate the timing of future cash flows related to these reserves.

Coach does not have any off-balance-sheet financing or unconsolidated special purpose entities. Coach’s risk management policies prohibit the use of derivatives for trading or speculative purposes. The valuation of financial instruments that are marked-to-market are based upon independent third-party sources.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida distribution and consumer service facility. This loan has a remaining balance of $1.4 million and bears interest at 4.5%. Principal and interest payments are made semiannually, with the final payment due in 2014.

During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments began in July 2009, with the final payment of $21.6 million due in June 2013. As of June 30, 2012, the remaining balance on the mortgage was $21.9 million.

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

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At June 30, 2012, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of goods sold.

Goodwill and Other Intangible Assets

The Company evaluates goodwill and other indefinite life intangible assets annually for impairment. In order to complete our impairment analysis, we must perform a valuation analysis which includes determining the fair value of the Company’s reporting units based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and estimate the profitability of future growth strategies. The Company determined that there was no impairment in fiscal 2012, fiscal 2011 or fiscal 2010.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related asset group. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company recorded an impairment loss in fiscal 2009 of $1.5 million related to the closure of three underperforming stores. The Company did not record any impairment losses in fiscal 2012, fiscal 2011 or fiscal 2010. However, as the determination of future cash flows is based on expected future performance, impairment could result in the future if expectations are not met.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed or remitted as escheatable property, based on historical redemption patterns and escheatment laws, and records such amounts as breakage revenue when we can determine the portion of the liability where redemption is remote, which is approximately two years after the gift card is issued. Revenue associated with gift card breakage is not material to the Company’s net operating results. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded based upon historical experience and current trends. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. At June 30, 2012, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would have resulted in an insignificant change in fiscal 2012 share-based compensation expense.

Recent Accounting Pronouncements

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

In September 2011, Accounting Standards Codification 350-20, “Intangibles — Goodwill and Other —  Goodwill,” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company’s fiscal year beginning July 1, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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

In Japan and Canada, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from Coach Japan and Coach Canada’s U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of June 30, 2012 and July 2, 2011, open foreign currency forward contracts designated as hedges with a notional amount of $310.9 million and $171.0 million, respectively, were outstanding.

Coach had exposure to market risk from foreign currency exchange rate fluctuations with respect to Coach Japan as a result of its $65.0 million U.S. dollar-denominated fixed rate intercompany loan. To manage this risk, on December 29, 2011, Coach Japan entered into a cross-currency swap transaction, the terms of which included an exchange of Japanese yen fixed interest for U.S. dollar fixed interest. The loan and swap were settled at maturity in June 2012, at which point the swap required an exchange of Japanese yen and U.S. dollar based notional values.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total notional value of approximately $207 million as of June 30, 2012. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is June 2013.

The fair value of open foreign currency derivatives included in current assets at June 30, 2012 and July 2, 2011 was $1.5 million and $2.0 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at June 30, 2012 and July 2, 2011 was $4.1 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese yen, Chinese renminbi, Hong Kong dollar, Macanese pataca, Canadian dollar, Singapore dollar, Taiwan dollar, Malaysian ringgit, Korean won and the euro, are not material to the Company’s consolidated financial statements.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio primarily consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At July 2, 2011, the Company’s investments, classified as held-to-maturity, consisted of commercial paper and treasury bills valued at $2.3 million. These investments matured during 2012, and the Company does not hold any similar investments at June 30, 2012. As the adjusted book value of the commercial paper and treasury bills equaled its fair value, there were no unrealized gains or losses associated with these investments. At June 30, 2012, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. At June 30, 2012, as the auction rate securities’ adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of June 30, 2012, the Company had no outstanding borrowings on its JP Morgan facility, its revolving credit facility maintained by Coach Japan, and its revolving credit facility maintained by Coach Shanghai Limited. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

As of June 30, 2012, Coach’s outstanding long-term debt, including the current portion, was $23.4 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements,” which is located on page 47 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Jane Nielsen, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 and concluded that it is effective.

The Company’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. The audit report appears on page 49 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2012 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive and director compensation set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Coach Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2012 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2012 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 47 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.

Date: August 22, 2012	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 22, 2012.

Signature	Title
/s/ Lew Frankfort Lew Frankfort	Chairman, Chief Executive Officer and Director
/s/ Jerry Stritzke Jerry Stritzke	President, Chief Operating Officer
/s/ Jane Nielsen Jane Nielsen	Executive Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
/s/ Susan Kropf Susan Kropf	Director
/s/ Gary Loveman Gary Loveman	Director
/s/ Ivan Menezes Ivan Menezes	Director
/s/ Irene Miller Irene Miller	Director
/s/ Michael Murphy Michael Murphy	Director
/s/ Jide Zeitlin Jide Zeitlin	Director

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS
For the Fiscal Year Ended June 30, 2012

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and July 2, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the “Company”) as of June 30, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2012 of the Company and our report dated August 22, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
August 22, 2012

COACH, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2012	July 2, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$917,215	$699,782
Short-term investments	—	2,256
Trade accounts receivable, less allowances of $9,813 and $9,544, respectively	174,462	142,898
Inventories	504,490	421,831
Deferred income taxes	95,419	93,902
Prepaid expenses	39,365	38,203
Other current assets	73,577	53,516
Total current assets	1,804,528	1,452,388
Property and equipment, net	644,449	582,348
Goodwill	376,035	331,004
Intangible assets	9,788	9,788
Deferred income taxes	95,223	103,657
Other assets	174,298	155,931
Total assets	$3,104,321	$2,635,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$155,387	$118,612
Accrued liabilities	540,398	473,610
Current portion of long-term debt	22,375	795
Total current liabilities	718,160	593,017
Long-term debt	985	23,360
Other liabilities	392,245	406,170
Total liabilities	1,111,390	1,022,547
See note on commitments and contingencies
Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding – 285,118,488 and 288,514,529, respectively	2,851	2,886
Additional paid-in-capital	2,327,055	2,000,426
Accumulated deficit	(387,450)	(445,654)
Accumulated other comprehensive income	50,475	54,911
Total stockholders' equity	1,992,931	1,612,569
Total liabilities and stockholders' equity	$3,104,321	$2,635,116

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net sales	$4,763,180	$4,158,507	$3,607,636
Cost of sales	1,297,102	1,134,966	973,945
Gross profit	3,466,078	3,023,541	2,633,691
Selling, general and administrative expenses	1,954,089	1,718,617	1,483,520
Operating income	1,511,989	1,304,924	1,150,171
Interest income, net	720	1,031	7,961
Other expense	(7,046)	(4,736)	—
Income before provision for income taxes	1,505,663	1,301,219	1,158,132
Provision for income taxes	466,753	420,419	423,192
Net income	$1,038,910	$880,800	$734,940
Net income per share
Basic	$3.60	$2.99	$2.36
Diluted	$3.53	$2.92	$2.33
Shares used in computing net income per share
Basic	288,284	294,877	311,413
Diluted	294,129	301,558	315,848

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 27, 2009	318,006	$—	$3,180	$1,189,060	$499,951	$3,851	$1,696,042
Net income	—	—	—	—	734,940	—	734,940
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(1,757)	(1,757)
Translation adjustments	—	—	—	—	—	27,464	27,464
Change in pension liability, net of tax	—	—	—	—	—	(163)	(163)
Comprehensive income							760,484
Shares issued for stock options and employee benefit plans	9,547	—	96	204,886	—	—	204,982
Share-based compensation	—	—	—	81,420	—	—	81,420
Excess tax benefit from share-based compensation	—	—	—	27,616	—	—	27,616
Repurchase and retirement of common stock	(30,686)	—	(307)	—	(1,149,691)	—	(1,149,998)
Dividends declared	—	—	—	—	(115,253)	—	(115,253)
Balances at July 3, 2010	296,867	—	2,969	1,502,982	(30,053)	29,395	1,505,293
Net income	—	—	—	—	880,800	—	880,800
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	627	627
Translation adjustments	—	—	—	—	—	24,351	24,351
Change in pension liability, net of tax	—	—	—	—	—	538	538
Comprehensive income							906,316
Shares issued for stock options and employee benefit plans	12,052	—	121	343,450	—	—	343,571
Share-based compensation	—	—	—	95,830	—	—	95,830
Excess tax benefit from share-based compensation	—	—	—	58,164	—	—	58,164
Repurchase and retirement of common stock	(20,404)	—	(204)	—	(1,097,796)	—	(1,098,000)
Dividends declared	—	—	—	—	(198,605)	—	(198,605)
Balances at July 2, 2011	288,515	—	2,886	2,000,426	(445,654)	54,911	1,612,569
Net income	—	—	—	—	1,038,910	—	1,038,910
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	1,004	1,004
Translation adjustments	—	—	—	—	—	(4,052)	(4,052)
Change in pension liability, net of tax	—	—	—	—	—	(1,388)	(1,388)
Comprehensive income							1,034,474
Shares issued for stock options and employee benefit plans	7,291	—	72	151,061	—	—	151,133
Share-based compensation	—	—	—	107,511	—	—	107,511
Excess tax benefit from share-based compensation	—	—	—	68,057	—	—	68,057
Repurchase and retirement of common stock	(10,688)	—	(107)	—	(699,893)	—	(700,000)
Dividends declared	—	—	—	—	(280,813)	—	(280,813)
Balances at June 30, 2012	285,118	$—	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,038,910	$880,800	$734,940
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,909	125,106	126,744
Provision for bad debt	595	2,014	(698)
Share-based compensation	107,511	95,830	81,420
Excess tax benefit from share-based compensation	(68,057)	(58,164)	(27,616)
Deferred income taxes	27,568	39,724	(17,129)
Other noncash credits and (charges), net	217	9,790	(10,449)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(26,565)	(31,831)	4,344
Increase in inventories	(71,680)	(64,720)	(33,878)
(Increase) decrease in other assets	(22,812)	(42,174)	35,640
(Decrease) increase in other liabilities	(17,581)	13,421	28,477
Increase in accounts payable	36,494	9,742	1,019
Increase in accrued liabilities	84,180	53,733	68,063
Net cash provided by operating activities	1,221,689	1,033,271	990,877
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	—	(9,559)	—
Acquisitions of distributors	(53,235)	—	(1,200)
Purchases of property and equipment	(184,309)	(147,744)	(81,116)
Loans to related parties	(24,138)	—	—
Purchases of investments	—	(224,007)	(229,860)
Proceeds from sales and maturities of investments	2,256	321,679	129,932
Net cash used in investing activities	(259,426)	(59,631)	(182,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(260,276)	(178,115)	(94,324)
Repurchase of common stock	(700,000)	(1,098,000)	(1,149,998)
Repayment of long-term debt	(795)	(746)	(679)
Repayments on revolving credit facility	—	—	(7,496)
Proceeds from share-based awards	185,071	362,157	213,296
Taxes paid to net settle share-based awards	(33,938)	(18,586)	(8,314)
Excess tax benefit from share-based compensation	68,057	58,164	27,616
Net cash used in financing activities	(741,881)	(875,126)	(1,019,899)
Effect of exchange rate changes on cash and cash equivalents	(2,949)	4,798	7,374
Increase (decrease) in cash and cash equivalents	217,433	103,312	(203,892)
Cash and cash equivalents at beginning of year	699,782	596,470	800,362
Cash and cash equivalents at end of year	$917,215	$699,782	$596,470
Supplemental information:
Cash paid for income taxes	$438,884	$364,493	$364,156
Cash paid for interest	$1,793	$1,233	$1,499
Noncash investing activity – property and equipment obligations	$31,363	$23,173	$16,526

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. NATURE OF OPERATIONS

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach’s products are sold through the Direct-to-Consumer segment, which includes Company-operated stores in North America; Japan; Hong Kong, Macau, mainland China; Taiwan; Singapore and the Internet, and through the Indirect segment, which includes sales to wholesale customers and distributors in over 20 countries, including the United States, and royalties earned on licensed products. Beginning with the first quarter of fiscal 2013, the Direct-to-Consumer segment also includes Coach-operated stores in Malaysia and Korea.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 30, 2012 (“fiscal 2012”) and July 2, 2011 (“fiscal 2011”) were each 52-week periods. The fiscal year ended July 3, 2010 (“fiscal 2010”) was a 53-week period. The fiscal year ending June 29, 2013 (“fiscal 2013”) will be a 52-week period.

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

Investments

Long-term investments primarily consist of U.S. government and agency debt securities as well as municipal government and corporate debt securities. Long-term investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Dividend and interest income are recognized when earned.

Short-term investments consist of commercial paper; the adjusted book value of the commercial paper equals its fair value. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost.

In fiscal 2011, the Company participated in the organization of a joint venture. The Company has contributed a total of $9,559 in cash to the joint venture through June 30, 2012. This investment, which consists of a 50% equity interest, is accounted for using the equity method of accounting.

Concentration of Credit Risk

Financial instruments that potentially expose Coach to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash investments

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

with high-credit quality financial institutions and currently invests primarily in U.S. government and agency debt securities, municipal government and corporate debt securities, and money market instruments placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment evaluation in fiscal 2012, fiscal 2011 and fiscal 2010 and concluded that there was no impairment of its goodwill or indefinite life intangible assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related asset group. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. The Company performed an impairment evaluation in fiscal 2012, fiscal 2011 and fiscal 2010 and concluded that there was no impairment of its long-lived assets for stores expected to remain open.

Stock Repurchase and Retirement

Coach accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. Under Maryland law, Coach’s state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

retired when acquired. During the second quarter of fiscal 2008, the Company’s total cumulative stock repurchases exceeded the total shares issued in connection with the Company’s October 2000 initial public offering, and stock repurchases in excess of this amount are assumed to be made from the Company’s April 2001 Sara Lee exchange offer. Shares issued in connection with this exchange offer were accounted for as a contribution to common stock and retained earnings. Therefore, stock repurchases and retirements associated with the exchange offer are accounted for by allocation of the repurchase price to common stock and retained earnings. During the fourth quarter of fiscal 2010, cumulative stock repurchases allocated to retained earnings have resulted in an accumulated deficit balance. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity. The total cumulative amount of common stock repurchase price allocated to retained earnings as of June 30, 2012 was approximately $5,800,000.

Revenue Recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction or, for the wholesale channels, upon shipment of merchandise, when title passes to the customer. Revenue associated with gift cards is recognized upon redemption. The Company estimates the amount of gift cards that will not be redeemed or remitted as escheatable property, based on historical redemption patterns and escheatment laws, and records such amounts as breakage revenue when we can determine the portion of the liability where redemption is remote, which is approximately two years after the gift card is issued. Revenue associated with gift card breakage is not material to the Company’s net operating results. Allowances for estimated uncollectible accounts, discounts and returns are provided when sales are recorded. Royalty revenues are earned through license agreements with manufacturers of other consumer products that incorporate the Coach brand. Revenue earned under these contracts is recognized based upon reported sales from the licensee. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and therefore are excluded from revenue.

Cost of Sales

Cost of sales consists of cost of merchandise, inbound freight and duty expenses, and other inventory-related costs such as shrinkage, damages, replacements and production overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, store occupancy costs, store supply costs, wholesale account administration compensation and all Coach Japan, Coach China, Coach Singapore, and Coach Taiwan operating expenses. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, market research expenses and mail order costs. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, and consulting and software expenses.

Preopening Costs

Costs associated with the opening of new stores are expensed in the period incurred.

Advertising

Advertising costs include expenses related to direct marketing activities, such as catalogs, media and production costs. In fiscal 2012, fiscal 2011 and fiscal 2010, advertising expenses totaled $89,159, $74,988,

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

and $61,241, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of the award is recognized as compensation expense over the vesting period.

Shipping and Handling

Shipping and handling costs incurred were $52,240, $31,522, and $22,661 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and are included in selling, general and administrative expenses.

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

Fair Value of Financial Instruments

As of June 30, 2012 and July 2, 2011, the carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts. The Company has evaluated its Industrial Revenue Bond and mortgage and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. See note on Fair Value Measurements for the fair values of the Company’s investments as of June 30, 2012 and July 2, 2011.

Coach Japan and Coach Canada enter into foreign currency contracts that hedge certain U.S. dollar- denominated inventory purchases. Additionally, the Company entered into forward exchange and cross-currency swap contracts to hedge various intercompany and related party loans denominated in various foreign currencies. These contracts qualify for hedge accounting and have been designated as cash flow hedges. The fair value of these contracts is recorded in other comprehensive income (loss) and recognized in earnings in the period in which the hedged item is also recognized in earnings. The fair values of the foreign currency derivatives are based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company’s credit risk. Considerable judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

The functional currency of the Company's foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
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

Reclassification

Certain prior year amounts, specifically relating to cash flows in connection with share-based awards, have been reclassified to conform to the current year presentation in the Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements

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

In September 2011, Accounting Standards Codification 350-20, “Intangibles — Goodwill and Other —  Goodwill,” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company’s fiscal year beginning July 1, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

3. ACQUISITIONS

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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
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

In connection with the fiscal 2011 agreement with the Valiram Group, the Company assumed direct control of its domestic retail business in Malaysia in July 2012. Additionally, in connection with the fiscal 2012 agreement with Shinsegae International, the Company assumed direct control of its retail business in Korea in early August 2012.

4. SHARE-BASED COMPENSATION

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Share-based compensation expense	$107,511	$95,830	$81,420
Income tax benefit related to share-based compensation expense	37,315	33,377	28,446

Coach Stock-Based Plans

Coach maintains the 2010 Stock Incentive Plan to award stock options and shares to certain members of Coach management and the outside members of its Board of Directors (“Board”). Coach maintains the 2000 Stock Incentive Plan, the 2000 Non-Employee Director Stock Plan and the 2004 Stock Incentive Plan for awards granted prior to the establishment of the 2010 Stock Incentive Plan. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Stock options and share awards that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards, granted primarily for retention purposes, are subject to forfeiture until completion of the vesting period, which ranges from one to five years. The Company issues new shares upon the exercise of stock options, vesting of share units and employee stock purchases.

For options granted under Coach’s stock option plans prior to July 1, 2003, an active employee can receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option equals 100% of the market value at the date of exercise of the

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION  – (continued)

original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date. No replacement stock options were granted in fiscal 2012, fiscal 2011 or fiscal 2010.

Stock Options

A summary of option activity under the Coach stock option plans as of June 30, 2012 and changes during the year then ended is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 2, 2011	16,832	$31.73
Granted	2,258	62.39
Exercised	(5,919)	30.12
Forfeited or expired	(371)	41.45
Outstanding at June 30, 2012	12,800	37.61	6.1	$276,237
Vested or expected to vest at June 30, 2012	12,599	37.40	6.0	274,191
Exercisable at June 30, 2012	7,061	30.86	4.4	195,081

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Expected term (years)	3.1	3.3	3.0
Expected volatility	39.4%	44.9%	49.4%
Risk-free interest rate	0.6%	1.0%	1.7%
Dividend yield	1.5%	1.5%	1.0%

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

The weighted-average grant-date fair value of options granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $15.59, $11.41, and $9.68, respectively. The total intrinsic value of options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $197,793, $226,511, and $127,879, respectively. The total cash received from option exercises was $178,292, $357,344, and $208,919 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $73,982, $84,993, and $47,795, respectively.

At June 30, 2012, $38,783 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 years.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION  – (continued)

Share Units

The grant-date fair value of each Coach share unit is equal to the fair value of Coach stock at the grant date. The weighted-average grant-date fair value of shares granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $62.71, $40.31, and $30.55, respectively. The following table summarizes information about non-vested shares as of and for the year ended June 30, 2012:

	Number of Non-Vested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 2, 2011	4,321	$33.81
Granted	1,823	62.72
Vested	(1,649)	29.96
Forfeited	(246)	38.97
Nonvested at June 30, 2012	4,249	46.36

The total fair value of shares vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $99,488, $58,359, and $23,955, respectively. At June 30, 2012, $98,571 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 129, 120, and 176 new shares to employees in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Expected term (years)	0.5	0.5	0.5
Expected volatility	45.6%	31.7%	57.6%
Risk-free interest rate	0.1%	0.2%	0.2%
Dividend yield	1.4%	1.3%	1.0%

The weighted-average fair value of the purchase rights granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $17.31, $11.51, and $9.15, respectively.

Deferred Compensation

Under the Coach, Inc. Deferred Compensation Plan for Non-Employee Directors, Coach's outside directors may defer their director's fees. Amounts deferred under these plans may, at the participants' election, be either represented by deferred stock units, which represent the right to receive shares of Coach common stock on the distribution date elected by the participant, or placed in an interest-bearing account to be paid on such distribution date. The amounts accrued under these plans at June 30, 2012 and July 2, 2011 were $2,664 and $2,688, respectively, and are included within total liabilities in the consolidated balance sheets.

5. LEASES

Coach leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2028, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
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

Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels), which triggers the related payment, is considered probable. Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Minimum rentals	$153,577	$129,110	$121,563
Contingent rentals	94,579	77,795	59,806
Total rent expense	$248,156	$206,905	$181,369

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2013	$179,330
2014	169,840
2015	154,381
2016	124,202
2017	109,224
Subsequent to 2017	338,495
Total minimum future rental payments	$1,075,472

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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

6. FAIR VALUE MEASUREMENTS  – (continued)

The following table shows the fair value measurements of the Company’s assets and liabilities at June 30, 2012 and July 2, 2011:

	Level 2		Level 3
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Assets:
Long-term investment – auction rate security(a)	$—	$—	$6,000	$6,000
Derivative assets – zero-cost collar options(b)	971	2,020	—	—
Derivative assets – forward contracts and cross currency swaps(c)	488	—	—	—
Total	$1,459	$2,020	$6,000	$6,000
Liabilities:
Derivative liabilities – zero-cost collar options(b)	$3,538	$1,062	$—	$—
Derivative liabilities – forward contracts and cross-currency swaps(c)	560	—	—	651
Total	$4,098	$1,062	$—	$651

(a)	The fair value of the security is determined using a valuation model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds.
(b)	The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan's and Coach Canada’s U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
(c)	The Company is a party to forward contracts and cross-currency swap transactions to manage its exposure to foreign currency exchange rate fluctuations resulting from fixed rate intercompany and related party loans. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company's credit risk.

See note on Derivative Instruments and Hedging Activities for more information on the Company’s derivative contracts.

As of June 30, 2012 and July 2, 2011, the Company’s investments included an auction rate security (“ARS”) classified as a long-term investment, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

6. FAIR VALUE MEASUREMENTS  – (continued)

As of July 2, 2011, the fair value of the Company’s cross-currency swap derivatives, classified as Level 3 derivatives, were included within accrued liabilities. There were no derivatives classified as Level 3 as of June 30, 2012. The Company used a valuation model to value the Level 3 derivatives, which included a combination of observable inputs, such as tenure of the agreement and notional amount, and unobservable inputs, such as the Company’s credit rating. The table below presents the changes in the fair value of these derivatives during fiscal 2012 and fiscal 2011, through the settlement on December 29, 2011:

Cross-Currency Swaps
Balance at July 2, 2011	$651
Settlement on December 29, 2011	(651)
Balance at December 31, 2011	$—
Balance at July 3, 2010	$2,418
Settlement on June 30, 2011	(2,418)
Unrealized loss on cross-currency swap maturing on December 29, 2011, recorded in accumulated other comprehensive income	651
Balance at July 2, 2011	$651

The above settlement amounts for the cross-currency swaps on June 30, 2012 and December 29, 2011 are net of a previously unrecognized gain recognized through accumulated other comprehensive income of $615 in fiscal 2012 and a loss of $10,807 in fiscal 2011 prior to the respective settlement dates.

During fiscal 2011, the Company purchased $224,007 of short-term investments consisting of U.S. treasury bills and commercial paper. These investments, net of proceeds from sales and maturities, totaled $2,256 as of July 2, 2011 and were classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. They were stated at amortized cost, which approximated fair market value due to their short maturities. There were no purchases of short-term investments during fiscal 2012, and there were no short-term investments held by the Company as of June 30, 2012.

7. DEBT

Revolving Credit Facilities

The Company maintains a $400,000 revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”). The JP Morgan facility, which expires in June 2017, replaced the Company’s previous $100,000 revolving credit facility with certain lenders, and Bank of America, N.A. as the primary lender and administrative agent, which was terminated on June 18, 2012 (the “Bank of America facility”). At Coach’s request and lenders’ consent, the JP Morgan facility can be expanded to $650,000. Borrowings under the JP Morgan facility bear interest at a rate per annum equal to, at Coach’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made (the “Adjusted LIBO Rate”) plus an applicable margin. The applicable margin for Adjusted LIBO Rate loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt plus 800% of consolidated lease expense to (b) consolidated EBITDAR (“Leverage Ratio”). Additionally, Coach will pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the Facility, and certain fees with respect to letters of credit that are issued. At June 30, 2012, the commitment fee was nine basis points.

The JP Morgan facility may also be used to finance the working capital needs, capital expenditures, certain investments, share repurchases, dividends, and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). During fiscal 2012 and fiscal 2011 there were

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

7. DEBT  – (continued)

no borrowings under the JP Morgan facility and the Bank of America facility. Accordingly, as of June 30, 2012 and July 2, 2011, there were no outstanding borrowings. The Company’s borrowing capacity as of June 30, 2012 was $393,300 due to outstanding letters of credit.

The JP Morgan facility contains various covenants and customary events of default. Coach has been in compliance with all covenants of the facility since its inception.

To provide funding for working capital and general corporate purposes, Coach Japan has available credit facilities with several Japanese financial institutions. These facilities allow a maximum borrowing of 4.1 billion yen, or approximately $51,500, at June 30, 2012. Interest is based on the Tokyo Interbank rate plus a margin of 27.5 to 30 basis points. During fiscal 2012 and 2011, the peak borrowings were $0 and $27.1 million, respectively. As of June 30, 2012 and July 2, 2011, there were no outstanding borrowings under the Japanese credit facilities.

To provide funding for working capital and general corporate purposes, Coach Shanghai Limited has a credit facility that allows a maximum borrowing of 63 million Chinese renminbi, or approximately $10,000 at June 30, 2012. Interest is based on the People's Bank of China rate. During fiscal 2012 and fiscal 2011, there were no borrowings under this credit facility. Accordingly, at June 30, 2012 and July 2, 2011, there were no outstanding borrowings under this facility.

Long-Term Debt

Coach is party to an Industrial Revenue Bond related to its Jacksonville, Florida facility. This loan bears interest at 4.5%. Principal and interest payments are made semi-annually, with the final payment due in August 2014. As of June 30, 2012 and July 2, 2011, the remaining balance on the loan was $1,440 and $1,860, respectively. During fiscal 2009, Coach assumed a mortgage in connection with the purchase of its corporate headquarters building in New York City. This mortgage bears interest at 4.68%. Interest payments are made monthly and principal payments began in July 2009, with the final payment of $21,555 due in June 2013. As of June 30, 2012, the remaining balance on the mortgage was $21,920. Future principal payments under these obligations are as follows:

Fiscal Year	Amount
2013	$22,375
2014	500
2015	485
2016	—
2017	—
Subsequent to 2017	—
Total	$23,360

8. COMMITMENTS AND CONTINGENCIES

At June 30, 2012 and July 2, 2011, the Company had credit available of $600,000 and $275,000, respectively, of which letters of credit totaling $215,380 and $171,916, respectively, were outstanding. The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

8. COMMITMENTS AND CONTINGENCIES  – (continued)

Coach is a party to employment agreements with certain key executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The Company’s employment agreements and the respective end of initial term dates are as follows:

Executive	Title	End of Initial Term(1)
Lew Frankfort	Chairman and Chief Executive Officer	August 2012
Reed Krakoff	President and Executive Creative Director	June 2014
Michael Tucci	President, North America Retail Division	June 2013

(1)	Once the initial term expires, these agreements automatically renew for successive one year terms unless either the employee or Board provides notice

In addition to the employment agreements described above, other contractual cash obligations as of June 30, 2012 and July 2, 2011 included $212,084 and $195,382, respectively, related to inventory purchase obligations and $1,272 and $1,087, respectively, related to capital expenditure purchase obligations. In addition, as of June 30, 2012, the Company had an irrevocable commitment to fund the Coach Foundation in the amount of $18,900 in fiscal 2013, and made a total of $20,270 in cash contributions to the Coach Foundation during fiscal 2012.

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

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of June 30, 2012 and July 2, 2011, $310,891 and $171,030 of foreign currency forward contracts were outstanding, respectively.

On June 30, 2011, to manage the exchange rate risk related to a $109,110 intercompany loan, Coach Japan entered into a cross-currency swap transaction, the terms of which included an exchange of Japanese yen fixed interest for U.S. dollar fixed interest and an exchange of yen and U.S. dollar based notional values at maturity on December 29, 2011. On December 29, 2011, Coach Japan repaid the loan and settled the cross-currency swap. Concurrently, Coach Japan entered into a new $65,000 intercompany loan agreement and a cross currency swap transaction, the terms of which included an exchange of a Japanese yen fixed interest for a U.S. dollar fixed interest and an exchange of yen and U.S. dollar based notional values at maturity. The loan and swap were settled at maturity in June 2012.

During fiscal 2012, the Company entered into various intercompany and related party loans denominated in various foreign currencies. These loans have a total notional value of approximately $206,648 as of June 30, 2012 and maturity dates ranging from July 2012 to June 2013. To manage the exchange rate risk

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates, the latest of which is June 2013.

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

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value
		At June 30, 2012	At July 2, 2011
Foreign exchange contracts	Other Current Assets	$1,459	$2,020
Total derivative assets		$1,459	$2,020
Foreign exchange contracts	Accrued Liabilities	$4,098	$1,713
Total derivative liabilities		$4,098	$1,713

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Year Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2012	July 2, 2011
Foreign exchange contracts	$(2,095)	$(9,394)
Total	$(2,095)	$(9,394)

For fiscal 2012 and fiscal 2011, the amounts above are net of tax of $1,858 and $5,960, respectively.

	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	June 30, 2012	July 2, 2011
Cost of Sales	$(5,281)	$(15,886)
Total	$(5,281)	$(15,886)

During fiscal 2012 and fiscal 2011, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $994 of net derivative losses included in accumulated other comprehensive income at June 30, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

Hedging activity affected accumulated other comprehensive income, net of tax, as follows:

	Year Ended
	June 30, 2012	July 2, 2011
Balance at beginning of period	$(1,465)	$(2,092)
Net losses transferred to earnings	3,100	10,021
Change in fair value, net of tax	(2,095)	(9,394)
Balance at end of period	$(460)	$(1,465)

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended June 30, 2012 and July 2, 2011 are as follows:

	Direct-to- Consumer	Indirect	Total
Balance at July 3, 2010	$304,345	$1,516	$305,861
Foreign exchange impact	25,143	—	25,143
Balance at July 2, 2011	329,488	1,516	331,004
Acquisition of Singapore and Taiwan retail businesses	41,307	—	41,307
Foreign exchange impact	3,724	—	3,724
Balance at June 30, 2012	$374,519	$1,516	$376,035

At June 30, 2012 and July 2, 2011, intangible assets not subject to amortization were $9,788 and consisted of trademarks.

11. INCOME TAXES

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 30, 2012		July 2, 2011		July 3, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes:
United States	$1,152,576	76.5%	$983,698	75.6%	$995,459	86.0%
Foreign	353,087	23.5	317,521	24.4	162,673	14.0
Total income before provision for income taxes:	$1,505,663	100.0%	$1,301,219	100.0%	$1,158,132	100.0%
Tax expense at U.S. statutory rate	$526,979	35.0%	$455,426	35.0%	$405,346	35.0%
State taxes, net of federal benefit	46,233	3.1	42,464	3.3	39,131	3.4
Effects of foreign operations	(120,642)	(8.1)	(87,607)	(6.8)	(39,631)	(3.5)
Tax benefit related to agreements with tax authorities	(11,553)	(0.7)	(15,517)	(1.2)	—	0.0
Other, net	25,736	1.7	25,653	2.0	18,346	1.6
Taxes at effective worldwide rates	$466,753	31.0%	$420,419	32.3%	$423,192	36.5%

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

11. INCOME TAXES  – (continued)

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	June 30, 2012		July 2, 2011		July 3, 2010
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$398,494	$9,676	$345,006	$11,848	$384,716	$(40,613)
Foreign	(13,685)	16,623	(3,064)	26,589	(9,956)	28,449
State	54,108	1,537	38,753	1,287	65,562	(4,965)
Total current and deferred tax provisions (benefits)	$438,917	$27,836	$380,695	$39,724	$440,322	$(17,129)

The components of deferred tax assets and liabilities at the respective year-ends were as follows:

	Fiscal 2012	Fiscal 2011
Share-based compensation	$58,774	$59,672
Reserves not deductible until paid	68,312	67,072
Pensions and other employee benefits	67,851	67,264
Property and equipment	6,472	12,439
Net operating loss	35,080	42,215
Other	5,655	2,887
Gross deferred tax assets	$242,144	$251,549
Prepaid expenses	$7,979	$6,781
Goodwill	61,464	45,528
Other	1,462	1,681
Gross deferred tax liabilities	70,905	53,990
Net deferred tax assets	$171,239	$197,559
Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$95,419	$93,902
Deferred income taxes – noncurrent asset	95,223	103,657
Deferred income taxes – noncurrent liability	(19,403)	—
Net amount recognized	$171,239	$197,559

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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

11. INCOME TAXES  – (continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Balance at beginning of fiscal year	$162,060	$165,676	$137,807
Gross increase due to tax positions related to prior periods	1,271	5,225	3,903
Gross decrease due to tax positions related to prior periods	(7,264)	(1,218)	(971)
Gross increase due to tax positions related to current period	28,151	29,342	27,034
Decrease due to lapse of statutes of limitations	(15,187)	(6,519)	(1,692)
Decrease due to settlements with taxing authorities	(13,432)	(30,446)	(405)
Balance at end of fiscal year	$155,599	$162,060	$165,676

Of the $155,599 ending gross unrecognized tax benefit balance, $77,366 relates to items which, if recognized, would impact the effective tax rate. As of June 30, 2012 and July 2, 2011, gross interest and penalties payable was $24,338 and $35,258, which are included in other liabilities. During fiscal 2012, fiscal 2011 and fiscal 2010, the Company recognized interest and penalty (income) expense of $(11,334), $(3,195), and $6,204, respectively, in the Consolidated Statements of Income.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Fiscal years 2009 to present are open to examination in the federal jurisdiction, fiscal 2004 to present in significant state jurisdictions and from fiscal 2004 to present in foreign jurisdictions. During fiscal 2012 and fiscal 2011, the Company recorded tax benefits related to multi-year agreements with tax authorities.

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

At June 30, 2012, the Company had net operating loss carryforwards in foreign tax jurisdictions of $88,967, which will expire beginning in fiscal years 2013 through fiscal year 2017. The deferred tax assets related to the carryforwards have been reflected net of a $3,156 valuation allowance.

The total amount of undistributed earnings of foreign subsidiaries as of June 30, 2012 was $1,203,949. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.

12. DEFINED CONTRIBUTION PLAN

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $18,641, $16,029, and $13,285 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

13. SEGMENT INFORMATION

The Company operates its business in two reportable segments: Direct-to-Consumer and Indirect. The Company's reportable segments represent channels of distribution that offer similar merchandise, service and marketing strategies. Sales of Coach products through Company-operated stores in North America; Japan;

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

13. SEGMENT INFORMATION  – (continued)

Hong Kong, Macau and mainland China; Singapore; Taiwan and the Internet constitute the Direct-to-Consumer segment. Beginning with the first quarter of fiscal 2013, this segment also includes Coach-operated stores in Malaysia and Korea. The Indirect segment includes sales to wholesale customers and distributors in over 20 countries, including the United States and royalties earned on licensed products. In deciding how to allocate resources and assess performance, Coach's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, general marketing, administration and information systems, as well as distribution and consumer service expenses.

In connection with the acquisitions of the retail businesses in Hong Kong, Macau, mainland China, Singapore and Taiwan, the Company evaluated the composition of its reportable segments and concluded that sales in these regions should be included in the Direct-to-Consumer segment. Accordingly, prior year net sales, operating income and profit before tax figures have been reclassified to conform to the current year presentation.

	Direct-to- Consumer	Indirect	Corporate Unallocated	Total
Fiscal 2012
Net sales	$4,231,698	$531,482	$—	$4,763,180
Operating income (loss)	1,733,612	298,593	(520,216)	1,511,989
Income (loss) before provision for income taxes	1,733,612	298,593	(527,302)	1,505,663
Depreciation and amortization expense	90,733	9,049	33,127	132,909
Total assets	1,546,225	107,135	1,450,961	3,104,321
Additions to long-lived assets	121,426	7,085	69,776	198,287
Fiscal 2011
Net sales	$3,646,424	$512,083	$—	$4,158,507
Operating income (loss)	1,438,998	280,225	(414,299)	1,304,924
Income (loss) before provision for income taxes	1,438,998	280,225	(418,004)	1,301,219
Depreciation and amortization expense	82,333	11,273	31,500	125,106
Total assets	1,454,106	109,514	1,071,496	2,635,116
Additions to long-lived assets	106,556	8,671	39,424	154,651
Fiscal 2010
Net sales	$3,178,735	$428,901	$—	$3,607,636
Operating income (loss)	1,260,503	241,534	(351,866)	1,150,171
Income (loss) before provision for income taxes	1,260,503	241,534	(343,905)	1,158,132
Depreciation and amortization expense	85,110	10,138	31,496	126,744
Total assets	1,294,445	120,739	1,051,931	2,467,115
Additions to long-lived assets	45,003	9,088	26,307	80,398

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

13. SEGMENT INFORMATION  – (continued)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Production variances	$35,262	$64,043	$61,481
Advertising, marketing and design	(217,167)	(175,643)	(164,082)
Administration and information systems	(272,556)	(247,585)	(204,029)
Distribution and customer service	(65,755)	(55,114)	(45,236)
Total corporate unallocated	$(520,216)	$(414,299)	$(351,866)

Geographic Area Information

As of June 30, 2012, Coach operated 329 retail stores and 163 factory stores in the United States, 25 retail stores and six factory stores in Canada, 180 department store shop-in-shops, retail stores and factory stores in Japan and 130 department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau, mainland China, Taiwan and Singapore. Coach also operates distribution, product development and quality control locations in the United States, Hong Kong, China, South Korea, Vietnam and India. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each period and includes property and equipment, net and other assets.

	United States	Japan	Other International(1)	Total
Fiscal 2012
Net sales	$3,243,710	$844,863	$674,607	$4,763,180
Long-lived assets	631,979	74,324	108,334	814,637
Fiscal 2011
Net sales	$2,895,029	$757,744	$505,734	$4,158,507
Long-lived assets	574,285	76,804	76,473	727,562
Fiscal 2010
Net sales	$2,534,372	$720,860	$352,404	$3,607,636
Long-lived assets	567,380	76,514	42,466	686,360

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Hong Kong, Macau, mainland China, Taiwan, Singapore and Canada.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

14. EARNINGS PER SHARE

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net income	$1,038,910	$880,800	$734,940
Total weighted-average basic shares	288,284	294,877	311,413
Dilutive securities:
Employee benefit and share award plans	1,694	1,792	1,318
Stock option programs	4,151	4,889	3,117
Total weighted-average diluted shares	294,129	301,558	315,848
Net income per share:
Basic	$3.60	$2.99	$2.36
Diluted	$3.53	$2.92	$2.33

At June 30, 2012, options to purchase 116 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $72.06 to $78.46, were greater than the average market price of the common shares.

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

During fiscal 2012, fiscal 2011 and fiscal 2010, the Company repurchased and retired 10,688, 20,404 and 30,686 shares, respectively, or $700,000, $1,098,000 and $1,150,000 of common stock, respectively, at an average cost of $65.49, $53.81 and $37.48 per share, respectively. As of June 30, 2012, Coach had $261,627 remaining in the stock repurchase program.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)
(dollars and shares in thousands, except per share data)

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of certain balance sheet accounts are as follows:

	June 30, 2012	July 2, 2011
Property and equipment
Land and building	$168,550	$168,550
Machinery and equipment	34,056	32,298
Furniture and fixtures	490,892	394,588
Leasehold improvements	618,583	552,855
Construction in progress	19,774	17,568
Less: accumulated depreciation	(687,406)	(583,511)
Total property and equipment, net	$644,449	$582,348
Accrued liabilities
Payroll and employee benefits	$184,918	$177,412
Accrued rent	37,834	34,833
Dividends payable	85,796	65,260
Operating expenses	231,850	196,105
Total accrued liabilities	$540,398	$473,610
Other liabilities
Deferred lease incentives	$116,302	$116,032
Non-current tax liabilities	155,599	162,060
Tax-related deferred credit (See Note on Income Taxes)	22,520	46,534
Other	97,824	81,544
Total other liabilities	$392,245	$406,170
Accumulated other comprehensive income
Cumulative translation adjustments	$55,360	$59,412
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Unrealized losses on cash flow hedging derivatives, net of taxes of $576 and $899	(461)	(1,465)
ASC 715 adjustment and minimum pension liability, net of taxes of $2,028 and $1,309	(3,352)	(1,964)
Accumulated other comprehensive income	$50,475	$54,911

************************************************************************************

COACH, INC.

Schedule II — Valuation and Qualifying Accounts

For the Fiscal Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2012
Allowance for bad debts	$3,431	$(117)	$4	$3,318
Allowance for returns	6,113	12,019	(11,637)	6,495
Valuation allowance	—	3,156	—	3,156
Total	$9,544	$15,058	$(11,633)	$12,969
Fiscal 2011
Allowance for bad debts	$1,943	$1,495	$(7)	$3,431
Allowance for returns	5,022	11,070	(9,979)	6,113
Valuation allowance	—	—	—	—
Total	$6,965	$12,565	$(9,986)	$9,544
Fiscal 2010
Allowance for bad debts	$2,840	$(897)	$—	$1,943
Allowance for returns	3,507	8,579	(7,064)	5,022
Valuation allowance	—	—	—	—
Total	$6,347	$7,682	$(7,064)	$6,965

COACH, INC.

Quarterly Financial Data
(dollars and shares in thousands, except per share data)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012(1)
Net sales	$1,050,359	$1,448,649	$1,108,981	$1,155,191
Gross profit	764,653	1,045,211	818,067	838,147
Net income	214,983	500,901	225,002	251,430
Net income per common share:
Basic	0.74	1.20	0.78	0.88
Diluted	0.73	1.18	0.77	0.86
Fiscal 2011(1)
Net sales	$911,669	$1,264,457	$950,706	$1,031,675
Gross profit	676,171	915,176	691,655	740,539
Net income	188,876	303,428	186,015	202,481
Net income per common share:
Basic	0.64	1.02	0.63	0.70
Diluted	0.63	1.00	0.62	0.68
Fiscal 2010(1)
Net sales	$761,437	$1,065,005	$830,669	$950,525
Gross profit	550,178	770,939	615,575	696,999
Net income	140,827	240,950	157,636	195,527
Net income per common share:
Basic	0.44	0.76	0.51	0.65
Diluted	0.44	0.75	0.50	0.64

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

COACH, INC.

EXHIBITS TO FORM 10-K

(a)	Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated February 7, 2008, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 13, 2008
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
4.2	Deposit Agreement, dated November 24, 2011, between Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011
4.3	Deed Poll, dated November 24, 2011, executed by Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, pursuant to the deposit agreement in favor of and in relation to the rights of the holders of the depositary receipts, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011
10.1	Revolving Credit Agreement, dated as of July 26, 2007, by and between Coach, certain lenders and Bank of America, N.A. which is incorporated by reference from Exhibit 10 to Coach’s Quarterly Report on Form 10-Q for the period ended April 2, 2011
10.2*	Revolving Credit Agreement, dated as of June 18, 2012, by and between Coach, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent
10.3	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.4	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on September 28, 2005
10.5	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.6	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.7	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002

Exhibit No.	Description
10.8	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.9	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.11	Branding Agreement dated August 5, 2010 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.12	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.13	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.14	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 6, 2009, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.15	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.16	Employment Agreement dated November 8, 2005 between Coach and Michael F Devine, III, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.17	Amendment to Employment Agreement, dated March 11, 2008, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.18	Amendment to Employment Agreement, dated August 5, 2008, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.19	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 5, 2010, between Coach and Jerry Stritzke, which is incorporated herein by reference from Exhibit 10.19 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.20	Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010
10.21	Amendment to Employment Agreement, dated May 7, 2012, between Coach and Lew Frankfort, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on May 8, 2012
10.22	Amendment to Employment Agreement, dated May 7, 2012, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.2 to Coach’s Current Report on Form 8-K filed on May 8, 2012

Exhibit No.	Description
10.23	Amendment to Employment Agreement, dated May 7, 2012, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.3 to Coach’s Current Report on Form 8-K filed on May 8, 2012
10.24	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 4, 2011, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2011
10.25	Employment Offer Letter, dated July 19, 2011, between Coach and Jane Nielsen, which is incorporated herein by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2011
10.26	Consulting Agreement dated October 7, 2011 between Coach and Michael F. Devine, III, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on October 7, 2011
10.27	Sponsor Agreement, dated November 24, 2011, between Coach, Inc. and J.P. Morgan Securities (Asia Pacific) Limited, as sponsor, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Coach
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith