Form 10-Q
period 2012-09-30
COACH INC
filed 2012-11-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2012

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

☐ Yes ☑ No

On October 26, 2012, the Registrant had 283,689,851 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 35 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “generate,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 29,	June 30,
	2012	2012

ASSETS
Current Assets:
Cash and cash equivalents	$760,755	$917,215
Trade accounts receivable, less allowances of $5,421 and $9,813, respectively	178,307	174,462
Inventories	598,128	504,490
Other current assets	231,397	208,361

Total current assets	1,768,587	1,804,528

Property and equipment, net	687,475	644,449
Goodwill	416,455	376,035
Other assets	278,861	279,309

Total assets	$3,151,378	$3,104,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$132,997	$155,387
Accrued liabilities	575,627	540,398
Current portion of long-term debt	22,279	22,375

Total current liabilities	730,903	718,160

Long-term debt	985	985
Other liabilities	425,397	392,245

Total liabilities	1,157,285	1,111,390

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000,000 shares; $0.01 par value) issued and outstanding - 283,641,513 and 285,118,488 shares, respectively	2,836	2,851
Additional paid-in-capital	2,358,749	2,327,055
Accumulated deficit	(426,176)	(387,450)
Accumulated other comprehensive income	58,684	50,475

Total stockholders' equity	1,994,093	1,992,931

Total liabilities and stockholders' equity	$3,151,378	$3,104,321

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 29,	October 1,
	2012	2011

Net sales	$1,161,350	$1,050,359

Cost of sales	316,182	285,706

Gross profit	845,168	764,653

Selling, general and administrative expenses	513,451	442,687

Operating income	331,717	321,966

Interest income, net	36	114

Other expense	(2,072)	(1,476)

Income before provision for income taxes	329,681	320,604

Provision for income taxes	108,300	105,621

Net income	$221,381	$214,983

Net income per share

Basic	$0.78	$0.74
Diluted	$0.77	$0.73

Shares used in computing net income per share
Basic	284,569	289,778
Diluted	288,497	296,068

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Quarter Ended
	September 29,	October 1,
	2012	2011

Net income	$221,381	$214,983

Other comprehensive income, net of tax:

Unrealized losses on cash flow hedging derivatives, net of tax of $2,114 and $1,323	(3,959)	(565)

Foreign currency translation adjustments	12,168	7,384

Other comprehensive income, net of tax	8,209	6,819

Comprehensive income	$229,590	$221,802

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Quarter Ended
	September 29,	October 1,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221,381	$214,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,104	32,054
Provision for bad debt	(1,534)	3,083
Share-based compensation	28,533	24,606
Excess tax benefit from share-based compensation	(5,491)	(14,969)
Deferred income taxes	7,858	34,289
Other, net	3,921	1,366
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(4,277)	(10,816)
Increase in inventories	(71,523)	(102,017)
(Increase) decrease in other assets	(23,290)	7,224
(Decrease) increase in accounts payable	(22,964)	24,646
Increase in accrued liabilities	21,902	1,234
Increase in other liabilities	11,554	9,283
Net cash provided by operating activities	202,174	224,966

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distributors	(45,444)	(7,595)
Purchases of property and equipment	(56,290)	(30,895)
Net cash used in investing activities	(101,734)	(38,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(85,766)	(65,253)
Repurchase of common stock	(175,000)	(59,000)
Repayment of long-term debt	(96)	(91)
Proceeds from share-based awards	23,303	91,219
Taxes paid to net settle share-based awards	(25,617)	(24,351)
Excess tax benefit from share-based compensation	5,491	14,969
Net cash used in financing activities	(257,685)	(42,507)

Effect of changes in foreign exchange rates on cash and cash equivalents	785	1,968

(Decrease) increase in cash and cash equivalents	(156,460)	145,937
Cash and cash equivalents at beginning of period	917,215	699,782
Cash and cash equivalents at end of period	$760,755	$845,719

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

1.	Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 30, 2012 (“fiscal 2012”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter ended September 29, 2012 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2013 (“fiscal 2013”).

Prior period segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

2.	Acquisitions

On July 1, 2012, Coach acquired 100% of its domestic retail business in Malaysia from the former distributor, Valiram Group, and on August 5, 2012, acquired 100% of its domestic retail business in Korea from the former distributor, Shinsegae International. The results of the acquired businesses have been included in the consolidated financial statements since July 1, 2012 and August 5, 2012, respectively, within the International segment. Prior to these acquisitions, Valiram Group operated ten retail stores in Malaysia and Shinsegae International operated 47 retail and department stores in Korea. These acquisitions provide the Company with greater control over the brand in Malaysia and Korea, enabling Coach to raise brand awareness and grow market share with regional consumers. The aggregate cash paid in connection with the acquisitions of the Malaysia and Korea businesses was $8,593 and $36,851, respectively, through September 29, 2012. The Company is obligated to make additional, contingent payments, estimated at $10,000 as of September 29, 2012, to Shinsegae International relating to the Korea acquisition. These payments are scheduled to be made through the first quarter of fiscal 2015. Management believes the strength of these established locations supported a premium above the fair value of the individual assets acquired. Unaudited pro forma information related to these acquisitions are not included, as the impact of these transactions are not material to the consolidated results of the Company.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired as of the date of acquisition:

Assets Acquired	Preliminary Estimated Fair Value
Current assets	$21,448
Fixed assets and other non-current assets	2,351
Goodwill (1)	31,645
Total assets acquired	$55,444
Contingent payments	(10,000)
Total cash paid through September 29, 2012	$45,444

(1) We anticipate approximately $30,000 of the goodwill balance to be tax deductible over an estimated period of five years.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

3.	Stockholders’ Equity

Activity for the quarters ended September 29, 2012 and October 1, 2011 in the accounts of Stockholders’ Equity is summarized below:

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit	Income	Equity

Balances at July 2, 2011	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

Net income	-	-	214,983	-	214,983
Other comprehensive income	-	-	-	6,819	6,819
Shares issued for stock options and employee benefit plans	39	66,829	-	-	66,868
Share-based compensation	-	24,606	-	-	24,606
Excess tax benefit from share-based compensation	-	14,969	-	-	14,969
Repurchase of common stock	(11)	-	(58,989)	-	(59,000)
Dividend declared	-	-	(65,311)	-	(65,311)

Balances at October 1, 2011	$2,914	$2,106,830	$(354,971)	$61,730	$1,816,503

Balances at June 30, 2012	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

Net income	-	-	221,381	-	221,381
Other comprehensive income	-	-	-	8,209	8,209
Shares issued for stock options and employee benefit plans	16	(2,330)	-	-	(2,314)
Share-based compensation	-	28,533	-	-	28,533
Excess tax benefit from share-based compensation	-	5,491	-	-	5,491
Repurchase of common stock	(31)	-	(174,969)	-	(175,000)
Dividend declared	-	-	(85,138)	-	(85,138)

Balances at September 29, 2012	$2,836	$2,358,749	$(426,176)	$58,684	$1,994,093

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	September 29,	June 30,
	2012	2012

Cumulative translation adjustments	$67,528	$55,360
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Net unrealized losses on cash flow hedging derivatives, net of taxes of $2,690 and $576	(4,420)	(461)
ASC 715 adjustment and minimum pension liability, net of taxes of $2,028 and $2,028	(3,352)	(3,352)
Accumulated other comprehensive income	$58,684	$50,475

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended
	September 29,	October 1,
	2012	2011

Net income	$221,381	$214,983

Total weighted-average basic shares	284,569	289,778

Dilutive securities:
Employee benefit and share award plans	1,319	1,534
Stock option programs	2,609	4,756

Total weighted-average diluted shares	288,497	296,068

Net income per share:
Basic	$0.78	$0.74
Diluted	$0.77	$0.73

At September 29, 2012, options to purchase 2,149 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $57.47 to $78.46, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended
	September 29,	October 1,
	2012	2011

Share-based compensation expense	$28,533	$24,606
Income tax benefit related to share-based compensation expense	9,856	7,208

Stock Options

A summary of stock option activity under the Coach stock option plans during the period ended September 29, 2012 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at June 30, 2012	12,800	$37.61
Granted	2,858	55.65
Exercised	(748)	31.18
Forfeited or expired	(185)	43.91
Outstanding at September 29, 2012	14,725	41.36
Vested and expected to vest at September 29, 2012	14,551	41.05
Exercisable at September 29, 2012	8,829	33.62

At September 29, 2012, $62,995 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2013 and fiscal 2012 was $13.18 and $15.34, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2013 and fiscal 2012 was $21,520 and $69,909, respectively. The total cash received from these option exercises was $23,303 and $91,219, respectively, and the actual tax benefit realized from these option exercises was $8,232 and $26,611, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Share Unit Awards

A summary of non-vested share unit activity during the period ended September 29, 2012 is as follows:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at June 30, 2012	4,249	$46.36
Granted	1,381	55.71
Vested	(1,389)	39.05
Forfeited	(89)	52.01
Non-vested at September 29, 2012	4,152	51.80

At September 29, 2012, $146,225 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2013 and fiscal 2012 was $55.71 and $61.03, respectively. The total fair value of shares vested during the first quarter of fiscal 2013 and fiscal 2012 was $72,618 and $73,330, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at September 29, 2012 and June 30, 2012:

	Level 2		Level 3
	September 29,	June 30,	September 29,	June 30,
	2012	2012	2012	2012
Assets:
Long-term investment - auction rate security (a)	$-	$-	$6,000	$6,000
Derivative assets - zero-cost collar options (b)	67	971	-	-
Derivative assets - forward contracts and cross currency swaps (c)	20	488	-	-
Total	$87	$1,459	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (b)	$7,164	$3,538	$-	$-
Derivative liabilities - forward contracts and cross currency swaps (c)	3,063	560	-	-
Total	$10,227	$4,098	$-	$-

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

As of September 29, 2012 and June 30, 2012, the Company’s investments included an auction rate security (“ARS”), deemed a long-term investment classified within other assets, as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

There were no derivatives classified as Level 3 at September 29, 2012 or June 30, 2012.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

7.	Commitments and Contingencies

At September 29, 2012, the Company had a $400,000 JP Morgan revolving credit facility in place, along with a separate $200,000 letter of credit arrangement.  Also as of that date, the Company had letters of credit totaling $179,951 outstanding.  These letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

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

8.	Derivative Instruments and Hedging Activities

Substantially all of the Company’s transactions involving international parties, excluding international consumer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany and related party loans. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Our most significant businesses outside of the United States, Coach Japan and Coach Canada, enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of September 29, 2012 and June 30, 2012, $283,382 and $310,891 of zero-cost collar options were outstanding, respectively.

As of September 29, 2012, the Company had entered into various intercompany and related party loans denominated in various foreign currencies, with a total notional value of approximately $272,001 and maturity dates ranging from November 2012 to July 2013. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates, the latest of which is July 2013.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following tables provide information related to the Company’s derivatives:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	At September 29, 2012	At June 30, 2012

Foreign exchange contracts	Other Current Assets	$87	$1,459
Total derivative assets		$87	$1,459

Foreign exchange contracts	Accrued Liabilities	$10,227	$4,098
Total derivative liabilities		$10,227	$4,098

	Amount of Net Loss Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended
Derivatives in Cash Flow	September 29,	October 1,
Hedging Relationships	2012	2011

Foreign exchange contracts	$3,681	$2,332

Total	$3,681	$2,332

For the first quarter of fiscal 2013 and fiscal 2012, the amounts above are net of tax of $1,999 and $2,469, respectively.

Location of Net Income/(Loss)	Amount of Net Income/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Reclassified from Accumulated	Quarter Ended
OCI into Income (Effective	September 29,	October 1,
Portion)	2012	2011

Cost of Sales	$394	$(2,913)

Total	$394	$(2,913)

During the three months ended September 29, 2012 and October 1, 2011, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $8,294 of net derivative losses included in accumulated other comprehensive income at September 29, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	September 29,	June 30,
	2012	2012

Balance at prior year end balance sheet date	$(460)	$(1,465)
Net (gains)/losses transferred to earnings	(279)	3,100
Change in fair value, net of tax	(3,681)	(2,095)
Balance at end of period	$(4,420)	$(460)

9.	Goodwill and Intangible Assets

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, for the first three months ended September 29, 2012 is as follows:

Total

Balance at June 30, 2012	$376,035

Acquisition of Malaysia and Korea retail businesses	31,645

Foreign exchange impact	8,775

Balance at September 29, 2012	$416,455

At September 29, 2012 and June 30, 2012, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks and are included in Other Assets.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

10.	Segment Information

Effective as of the end of the first quarter of fiscal 2013, the Company has changed its reportable segments to a geographic focus, recognizing the expansion and growth of sales through its international markets. This is consistent with organizational changes implemented during fiscal 2012.

Prior to this change, the Company was organized and reported its results based on directly-operated and indirect business units. The Company has recently experienced substantial growth in its international business, while at the same time has converted formerly wholesale businesses in several key markets such as China, Taiwan and Korea to Company-operated businesses. Reflecting this growth and corresponding declines in indirect businesses relative to Company-operated, the Company implemented a realignment of its business units based on geography, aligning with the organizational changes.

As a result of these changes, as of the end of the Company’s first quarter of fiscal 2013, the Company’s operations now reflect five operating segments aggregated into two reportable segments:

•	North America, which includes sales to consumers through North American Company-operated stores, including the Internet, and sales to North American wholesale customers and distributors.

•	International, which includes sales to consumers through Company-operated stores in Japan, including the Internet, mainland China, Hong Kong and Macau, Taiwan, Singapore, Korea and Malaysia, and sales to wholesale customers and distributors in over 20 countries. Beginning in the second quarter of fiscal 2013, the International segment will include Internet sales in China.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

	North			Corporate
	America	International	Other (1)	Unallocated	Total
Quarter Ended September 29, 2012

Net sales	$784,192	$361,756	$15,402	$-	$1,161,350

Operating income	325,534	133,718	8,520	(136,055)	331,717

Income before provision for income taxes	325,534	133,718	8,520	(138,091)	329,681

Depreciation and amortization expense	16,916	10,468	-	8,720	36,104

Additions to long-lived assets	43,819	25,060	-	9,613	78,492

Quarter Ended October 1, 2011

Net sales	$728,632	$313,557	$8,170	$-	$1,050,359

Operating income	308,824	130,902	3,122	(120,882)	321,966

Income before provision for income taxes	308,824	130,902	3,122	(122,244)	320,604

Depreciation and amortization expense	15,980	8,035	-	8,039	32,054

Additions to long-lived assets	9,746	16,336	-	9,897	35,979

(1) Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended
	September 29,	October 1,
	2012	2011

Production variances	$13,390	$8,677
Advertising, marketing and design	(62,351)	(50,692)
Administration and information systems	(68,315)	(64,260)
Distribution and customer service	(18,779)	(14,607)

Total corporate unallocated	$(136,055)	$(120,882)

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

Coach accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. During the fourth quarter of fiscal 2010, cumulative stock repurchases allocated to retained earnings resulted in an accumulated deficit balance. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity.

For the first quarter of fiscal 2013 and fiscal 2012, the Company repurchased and retired 3,093 and 1,067 shares, respectively, or $175,000 and $59,000 of common stock, respectively, at an average cost of $56.59 and $55.30 per share, respectively. As of September 29, 2012, Coach had $86,627 remaining in the stock repurchase program.

12.	Subsequent Event

In October 2012, Coach’s Board of Directors authorized a new $1,500,000 stock repurchase program for future stock repurchases through June 2015.

13.	Recent Accounting Developments

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance was effective for the Company’s fiscal year and interim periods beginning July 1, 2012. The Company has adopted this amended guidance and presented the Condensed Consolidated Statements of Comprehensive Income immediately following the Condensed Consolidated Statements of Income.

In September 2011, Accounting Standards Codification 350-20, “Intangibles — Goodwill and Other — Goodwill,” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company’s goodwill impairment testing beginning in fiscal 2013. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach operates in two segments: North America and International. The North America segment includes sales to North American consumers through Coach-operated stores (including Internet sales) and sales to North American wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores in Japan (including Internet sales), mainland China, Hong Kong and Macau, Taiwan, Singapore, Korea, Malaysia and sales to wholesale customers and distributors in over 20 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global business, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end we are focused on four key initiatives:

•	Grow our Women’s business in North America through the growing accessories market and by increasing our North American retail store base by opening stores in new markets and adding stores in under-penetrated existing markets. We believe that North America can support about 500 retail stores in total. We expect to open about 25 net new stores in fiscal 2013. The pace of our future retail store openings will depend upon the economic environment and will reflect opportunities in the marketplace. In addition, as part of our culture of innovation and continuous improvement, we have implemented a number of initiatives to accelerate the level of newness, elevate our product offering and enhance the in-store experience. These initiatives will enable us to maximize productivity and continue to leverage our leadership position in the market.

•	Leverage the global opportunity for the Coach brand by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia. China is our largest geographic growth opportunity, given the size of the market, its rate of growth, and our increasing brand awareness. We currently plan to open about 30 new locations in China during fiscal 2013, with the majority in mainland China. We will continue to expand market share with the Japanese consumer, driving growth in Japan primarily by opening new retail locations. We currently plan to open approximately 10 net new locations in Japan, most notably Men’s locations, during fiscal 2013. In addition to the acquisitions of our Singapore and Taiwan businesses during fiscal 2012, and consistent with our strategy of directly operating key Asian markets, we have acquired our domestic businesses in Korea and Malaysia during the first quarter of fiscal 2013. Outside of Asia, we are developing the brand opportunity as we expand into Europe, South America and Central America.

•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We have implemented a number of initiatives to elevate our Men’s product offering through image-enhancing and accessible locations. We are leveraging the Men’s opportunity by opening new locations in both full-price and factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.

•	Raise brand awareness and maximize e-commerce sales through our digital strategy. Key elements include coach.com, our global e-commerce sites, third-party flash sites, marketing sites and social networking. Our e-commerce programs include an invitation-only factory flash site targeted towards our most loyal Factory exclusive customers. The Company utilizes and continues to explore new technologies. Currently these include our global web presence, with 23 marketing websites in 24 countries, e-commerce enabled in the United States, Canada and Japan, along with social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the current macroeconomic environment, while stabilizing, has created a challenging retail market in which consumers, notably in North America and Japan, are still cautious. The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. With a strong balance sheet and significant cash position, we have a business model that generates significant cash flow and we are in a position to invest in our brand while continuing to return capital to shareholders through common stock repurchases and dividends.

FIRST QUARTER OF FISCAL 2013 HIGHLIGHTS

The key metrics of the first quarter of fiscal 2013 were:

•	Earnings per diluted share increased 5.7% to $0.77.

•	Net sales increased 10.6% to $1.16 billion.

•	North America sales rose 7.6% to $784.2 million.

o	Comparable store sales increased 5.5%.

o	Coach opened five new factory stores including three Men’s, bringing the total number of retail and factory stores to 354 and 174, respectively, at the end of the first quarter of fiscal 2013.

•	International sales rose 15.4% to $361.8 million, as China continued to achieve double digit comparable store sales.

o	International benefited from the results of the Company-operated Korea and Malaysia businesses acquired during the current quarter, and the Taiwan business, acquired during the third quarter of fiscal 2012.

o	Coach opened eight net locations in China and one Men’s factory store in Japan. As of the end of the first quarter of fiscal 2013, the Company operated 181 locations in Japan, 104 in China, 48 in Korea, 27 in Taiwan, 10 in Malaysia, and seven in Singapore.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2013 COMPARED TO FIRST QUARTER FISCAL 2012

The following table summarizes results of operations for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012:

	Quarter Ended
	September 29, 2012		October 1, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,161.4	100.0%	$1,050.4	100.0%	$111.0	10.6%

Gross profit	845.2	72.8	764.7	72.8	80.5	10.5

Selling, general and administrative expenses	513.5	44.2	442.7	42.1	70.8	16.0

Operating income	331.7	28.6	322.0	30.7	9.8	3.0

Interest income, net	0.0	0.0	0.1	0.0	(0.1)	*

Other expense	(2.1)	(0.2)	(1.5)	(0.1)	(0.6)	*

Provision for income taxes	108.3	9.3	105.6	10.1	2.7	2.5

Net income	221.4	19.1	215.0	20.5	6.4	3.0

Net income per share:
Basic	$0.78		$0.74		$0.04	4.9%
Diluted	0.77		0.73		0.04	5.7

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales
	September 29,	October 1,	Rate of	September 29,	October 1,
	2012	2011	Change	2012	2011
	(dollars in millions)

North America	$784.2	$728.6	7.6%	67.5%	69.4%
International	361.8	313.6	15.4	31.1	29.9
Other *	15.4	8.2	88.5	1.4	0.7
Total net sales	$1,161.4	$1,050.4	10.6	100.0%	100.0%

* Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales increased 7.6% to $784.2 million during the first quarter of fiscal 2013 from $728.6 million during the same period in fiscal 2012, primarily driven by a 5.5% increase in comparable store sales and sales from new and expanded stores, partially offset by decreased shipments into wholesale stores. Significant traffic improvement in the North American Internet business drove the comparable store sales increase, while factory stores benefitted from the return to in-store promotion. Since the end of the first quarter of fiscal 2012, Coach opened nine retail stores and 22 factory stores, including 11 Men’s, and expanded seven factory stores in North America.

International

Net sales increased 15.4% to $361.8 million in the first quarter of fiscal 2013 from $313.6 million during the same period of fiscal 2012, primarily driven by sales from new and expanded stores and double-digit percentage growth in China comparable store sales. The results include net sales of the Company-operated Korea and Malaysia businesses, which were acquired in the first quarter of fiscal 2013, and the Taiwan business, acquired during the third quarter of fiscal 2012. Coach International Wholesale experienced strong shipment growth in the quarter, driven by expanded distribution. Since the end of the first quarter of fiscal 2012, International opened 45 new stores (excluding those acquired as a result of the acquisitions), with 31 net new stores in mainland China, Hong Kong and Macau and 14 net new stores in the other regions.

Operating Income

Operating income increased 3.0% to $331.7 million in the first quarter of fiscal 2013 as compared to $322.0 million in the first quarter of fiscal 2012. Operating margin decreased to 28.6% as compared to 30.7% in the same period of the prior year.

Gross profit increased 10.5% to $845.2 million in the first quarter of fiscal 2013 from $764.7 million during the same period of fiscal 2012. Gross margin in the first quarter of fiscal 2013 was equal to the same period of fiscal 2012 at 72.8%, despite the impact of the higher cost of inventory in connection with the acquisitions.

Selling, general and administrative expenses increased 16.0% to $513.5 million in the first quarter of fiscal 2013 as compared to $442.7 million in the first quarter of fiscal 2012, driven primarily by increased selling expenses in connection with the Korea, Malaysia and Taiwan business acquisitions. As a percentage of net sales, selling, general and administrative expenses increased to 44.2% during the first quarter of fiscal 2013 as compared to 42.1% during the first quarter of fiscal 2012, reflecting investment in our growing international businesses.

Selling expenses were $353.1 million, or 30.4% of net sales, in the first quarter of fiscal 2013 compared to $303.5 million, or 28.9% of net sales, in the first quarter of fiscal 2012. The dollar increase in selling expenses was due to higher operating expenses in International and North American stores due to higher sales and new store openings. International selling expenses overall increased as a percentage of sales, due to the acquisitions of the Korea, Malaysia and Taiwan businesses and infrastructure investments to support Asia. China store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.

Advertising, marketing, and design costs were $70.0 million, or 6.0% of net sales, in the first quarter of fiscal 2013, compared to $57.8 million, or 5.5% of net sales, during the same period of fiscal 2012. The increase was primarily due to creative and design expenditures and marketing expenses related to consumer communications, which includes our digital strategy through coach.com, the launch of our Legacy line, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 24 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $19.5 million, or 1.7% of net sales, in the first quarter of fiscal 2013, compared to $15.4 million, or 1.5% of net sales, in the first quarter of fiscal 2012.

Administrative expenses were $70.7 million, or 6.1% of net sales, in the first quarter of fiscal 2013 compared to $66.0 million, or 6.3% of net sales, during the same period of fiscal 2012, as the Company leveraged administrative expenses over the increased sales base. The dollar increase in fiscal 2013 reflects higher equity compensation and systems investment.

Provision for Income Taxes

The effective tax rate was 32.8% in the first quarter of fiscal 2013, which is in line with the 32.9% effective tax rate in the first quarter of fiscal 2012.

Net Income

Net income was $221.4 million in the first quarter of fiscal 2013 as compared to $215.0 million in the first quarter of fiscal 2012. This increase was primarily due to the improvement in operating income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s cash and cash equivalents decreased $156.5 million during the first quarter of fiscal 2013, compared to an increase of $145.9 million in the first quarter of fiscal 2012. The $302.4 million period over period decrease is primarily the result of investing and financing activities.

Net cash provided by operating activities was $202.2 million in the first quarter of fiscal 2013 compared to $225.0 million in the first quarter of fiscal 2012. The decrease of $22.8 million was primarily due to certain working capital changes between periods, as well as the timing of certain deferred income tax items. Changes during the period in other asset balances resulted in a use of cash of $23.3 million, compared to a source of cash of $7.2 million in the prior fiscal period, driven primarily by the timing of certain deposits relating to store operations. Similarly, changes in accounts payable and accrued liabilities balances resulted in a net use of cash of $1.1 million, compared to a net cash source of $25.9 million in the prior fiscal period, with the change driven primarily by the timing of expenses. These changes were partially offset by a $30.5 million lower cash outflow for inventory in the current period as compared to the prior fiscal period, driven by lower inventory balances at the end of fiscal 2011 as compared to fiscal 2012.

Net cash used in investing activities was $101.7 million in the first quarter of fiscal 2013 compared to $38.5 million in the first quarter of fiscal 2012, with the increase of $63.2 million driven by acquisitions and higher planned capital investment. During fiscal 2013, the Company acquired 100% of its domestic retail businesses in Korea and Malaysia from the former distributors for an aggregate $45.4 million in cash. Purchases of property and equipment were $56.3 million in the first quarter of fiscal 2013, which was $25.4 million higher than the first quarter of fiscal 2012, reflecting planned increased capital investment.

Net cash used in financing activities was $257.7 million in the first quarter of fiscal 2013 as compared to $42.5 million in the first quarter of fiscal 2012. The increase of $215.2 million was primarily attributable to $116.0 million of increased expenditures for common stock repurchases, $69.2 million lower net proceeds from share-based awards, net of taxes paid, and $20.5 million of higher dividend payments, due to the higher dividend rate in the current fiscal period.

Revolving Credit Facilities

On June 18, 2012, the Company terminated its existing revolving credit facility and replaced it with a new, $400 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”). The JP Morgan facility is available to finance the seasonal working capital requirements or general corporate purposes of the Company and its subsidiaries, may be prepaid without penalty or premium, and expires in June 2017. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be expanded to $650 million. As of September 29, 2012, there were no outstanding borrowings on the JP Morgan facility.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made (the “Adjusted LIBO Rate”) plus an applicable margin. The applicable margin for Adjusted LIBO Rate loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the ratio of (a) consolidated debt plus 800% of consolidated lease expense to (b) consolidated EBITDAR (“Leverage Ratio”). Additionally, Coach will pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At September 29, 2012, the commitment fee was nine basis points.

The JP Morgan facility contains various covenants and customary events of default. Coach has been in compliance with all covenants of the facility since its inception.

As of September 29, 2012, Coach Japan had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 6.0 billion yen, or approximately $77 million, as of September 29, 2012. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2012 and through the first quarter of fiscal 2013, there were no borrowings under these facilities.

As of September 29, 2012, Coach Shanghai Limited had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, as of September 29, 2012. Interest is based on the People's Bank of China rate. During fiscal 2012 and through the first quarter of fiscal 2013, there were no borrowings under this facility.

Both the Coach Japan and Coach Shanghai Limited credit facilities can be terminated at any time by the respective financial institutions, and there is no guarantee that they will be available to the Company in future periods.

Common Stock Repurchase Program

In January 2011, the Company’s Board of Directors approved a common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2013. Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first three months of fiscal 2013 and fiscal 2012, the Company repurchased and retired 3.1 million and 1.1 million shares respectively, or $175.0 million and $59.0 million of common stock, respectively, at an average cost of $56.59 and $55.30 per share, respectively. As of September 29, 2012, Coach had $86.6 million remaining in the stock repurchase program.

In October 2012, the Company’s Board of Directors authorized a new $1.5 billion stock repurchase program for future stock repurchases through June 2015.

Capital Expenditures and Working Capital

The Company expects total capital expenditures for the fiscal year ending June 30, 2013 to be approximately $250 million. Capital expenditures will be primarily for new stores in North America, Japan, and Asia. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from cash on hand and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first three months fiscal 2013, Coach purchased approximately $410 million of inventory, which was funded by operating cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 30, 2012 are those that depend most heavily on these judgments and estimates. As of September 29, 2012, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Developments

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance was effective for the Company’s fiscal year and interim periods beginning July 1, 2012. The Company has adopted this amended guidance and presented the Condensed Consolidated Statements of Comprehensive Income immediately following the Condensed Consolidated Statements of Income.

In September 2011, Accounting Standards Codification 350-20, “Intangibles — Goodwill and Other — Goodwill,” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company’s goodwill impairment testing beginning in fiscal 2013. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Coach operates in foreign countries, which exposes the Company to market risk associated with foreign exchange rate fluctuations. In addition, the Company’s financial instruments are subject to market risk arising from interest rate fluctuations. This inherent market risk, which represents potential loss in fair value, earnings or cash flows, arises from adverse changes in these foreign currency exchange rates or interest rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The use of derivative financial instruments is in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

Substantially all of Coach’s fiscal 2013 non-licensed product needs are purchased from independent manufacturers in countries other than the United States, including China, Vietnam, India, Philippines, Thailand, Italy, Bangladesh, Taiwan, Colombia, Turkey, Malaysia, Ecuador, Great Britain and Pakistan. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of September 29, 2012 and June 30, 2012, open foreign currency forward contracts designated as hedges with a notional amount of $283.4 million and $310.9 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total notional value of approximately $272 million and $207 million as of September 29, 2012 and June 30, 2012, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is July 2013.

The fair value of open foreign currency derivatives included in current assets at September 29, 2012 and June 30, 2012 was $0.1 million and $1.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at September 29, 2012 and June 30, 2012 was $10.2 million and $4.1 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Coach believes that exposure to adverse changes in exchange rates associated with revenues and expenses of foreign operations, which are denominated in Japanese yen, Chinese renminbi, Hong Kong dollar, Macanese pataca, Canadian dollar, Singapore dollar, Taiwan dollar, Malaysian ringgit, Korean won and the euro, are not sufficiently material to warrant a hedging program.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio primarily consists of U.S. government and agency securities as well as corporate debt securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, investments are classified as held-to-maturity and stated at amortized cost, except for auction rate securities, which are classified as available-for-sale. At September 29, 2012 and June 30, 2012, the Company’s investments, classified as available-for-sale, consisted of a $6.0 million auction rate security. At both September 29, 2012 and June 30, 2012, as the auction rate securities’ adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment.

As of September 29, 2012, the Company had no outstanding borrowings on its JP Morgan facility, the Coach Japan credit facility, and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

As of June 30, 2012, Coach’s outstanding long-term debt, including the current portion, was $23.3 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of September 29, 2012.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchases during the first quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 1 (7/1/2012 - 8/4/2012)	-	$-	-	$261,627
Period 2 (8/5/2012 - 9/1/2012)	1,906	54.92	1,906	156,962
Period 3 (9/2/2012 - 9/29/2012)	1,187	59.26	1,187	86,627
Total	3,093		3,093

(1)	The Company repurchases its common stock under repurchase programs that were approved by the Board of Directors as follows:

Date Stock Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$1.5 billion	June 2013
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	Exhibits

(a)	Exhibits
31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name:	Jane Nielsen
Title:	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: November 7, 2012

