Form 10-Q
period 2012-12-29
COACH INC
filed 2013-02-05
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2012

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

☐ Yes ☑ No

On January 25, 2013, the Registrant had 280,783,767 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 43 pages excluding exhibits.

COACH, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 29, 2012 and June 30, 2012	4

	Condensed Consolidated Statements of Income –
	For the Quarters and Six Months Ended
	December 29, 2012 and December 31, 2011	5

	Condensed Consolidated Statements of Comprehensive Income-
	For the Quarters and Six Months Ended
	December 29, 2012 and December 31, 2011	6

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended
	December 29, 2012 and December 31, 2011	7

	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	40

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	41

ITEM 1A.	Risk Factors	41

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

ITEM 4.	Mine Safety Disclosures	42

ITEM 6.	Exhibits	42

SIGNATURE		43

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data, unaudited)

	December 29,	June 30,
	2012	2012

ASSETS
Current Assets:
Cash and cash equivalents	$858,657	$917,215
Trade accounts receivable, less allowances of $13,267 and $9,813, respectively	223,041	174,462
Inventories	493,659	504,490
Other current assets	273,010	208,361

Total current assets	1,848,367	1,804,528

Long term investments	99,732	4,111
Property and equipment, net	701,273	644,449
Goodwill	386,699	376,035
Other assets	243,358	275,198

Total assets	$3,279,429	$3,104,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$152,571	$155,387
Accrued liabilities	594,140	540,398
Current portion of long-term debt	22,225	22,375

Total current liabilities	768,936	718,160

Long-term debt	485	985
Other liabilities	427,676	392,245

Total liabilities	1,197,097	1,111,390

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000 shares; $0.01 par value) issued and outstanding - 280,630 and 285,118 shares, respectively	2,806	2,851
Additional paid-in-capital	2,425,183	2,327,055
Accumulated deficit	(382,891)	(387,450)
Accumulated other comprehensive income	37,234	50,475

Total stockholders' equity	2,082,332	1,992,931

Total liabilities and stockholders' equity	$3,279,429	$3,104,321

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data, unaudited)

	Quarter Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net sales	$1,503,774	$1,448,649	$2,665,124	$2,499,008

Cost of sales	418,392	403,438	734,574	689,144

Gross profit	1,085,382	1,045,211	1,930,550	1,809,864

Selling, general and administrative expenses	558,805	544,310	1,072,256	986,997

Operating income	526,577	500,901	858,294	822,867

Interest income (expense), net	266	(16)	302	98

Other expense	(1,505)	(1,755)	(3,577)	(3,231)

Income before provision for income taxes	525,338	499,130	855,019	819,734

Provision for income taxes	172,574	151,635	280,874	257,256

Net income	$352,764	$347,495	$574,145	$562,478

Net income per share

Basic	$1.25	$1.20	$2.02	$1.94
Diluted	$1.23	$1.18	$2.00	$1.90

Shares used in computing net income per share
Basic	282,693	289,812	283,630	289,578
Diluted	286,223	295,509	287,358	295,572

Cash dividends declared per common share	$0.30	$0.23	$0.60	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net income	$352,764	$347,495	$574,145	$562,478

Other comprehensive (loss) income, net of tax:

Unrealized gains on cash flow hedging derivatives, net of tax of $7,085 and $935 for quarter ended and $4,971 and $388 for six months ended December 29, 2012 and December 31, 2011, respectively	11,815	749	7,856	184

Unrealized losses on available-for-sale investments	(257)	-	(257)	-

Foreign currency translation adjustments	(33,008)	3,559	(20,840)	10,943

Other comprehensive (loss) income, net of tax	(21,450)	4,308	(13,241)	11,127

Comprehensive income	$331,314	$351,803	$560,904	$573,605

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, unaudited)

	Six Months Ended
	December 29,	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$574,145	$562,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,881	65,082
Provision for bad debt	(1,049)	4,634
Share-based compensation	59,026	51,592
Excess tax benefit from share-based compensation	(10,828)	(21,707)
Deferred income taxes	4,662	24,213
Other, net	5,429	9,193
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(53,173)	(70,819)
Decrease (increase) in inventories	26,275	(16,045)
(Increase) decrease in other assets	(20,944)	10,300
(Decrease) increase in accounts payable	(723)	17,021
Increase in accrued liabilities	151,044	200,231
Increase (decrease) in other liabilities	19,267	(103)
Net cash provided by operating activities	830,012	836,070

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of distributors	(45,444)	(7,595)
Purchases of property and equipment	(117,099)	(70,185)
Loans to related parties	(6,487)	(6,819)
Purchases of investments	(99,425)	-
Proceeds from maturities and sales of investments	-	2,256
Net cash used in investing activities	(268,455)	(82,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(255,453)	(130,564)
Repurchase of common stock	(400,000)	(359,000)
Repayment of long-term debt	(650)	(185)
Proceeds from share-based awards	54,526	124,011
Taxes paid to net settle share-based awards	(26,226)	(25,440)
Excess tax benefit from share-based compensation	10,828	21,707
Net cash used in financing activities	(616,975)	(369,471)

Effect of changes in foreign exchange rates on cash and cash equivalents	(3,140)	1,557

(Decrease) Increase in cash and cash equivalents	(58,558)	385,813
Cash and cash equivalents at beginning of period	917,215	699,782
Cash and cash equivalents at end of period	$858,657	$1,085,595

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. The results of operations for the quarter and six months (which represents 13 and 26 week periods, respectively) ended December 29, 2012 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2013 (“fiscal 2013”).

Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

2.	Stockholders’ Equity

Activity for the six months ended December 29, 2012 and December 31, 2011 in the accounts of Stockholders’ Equity is summarized below:

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit	Income	Equity
Balances at July 2, 2011	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

Net income	-	-	562,478	-	562,478
Other comprehensive income	-	-	-	11,127	11,127
Shares issued for stock options and employee benefit plans	48	98,523	-	-	98,571
Share-based compensation	-	51,592	-	-	51,592
Excess tax benefit from share-based compensation	-	21,707	-	-	21,707
Repurchase of common stock	(59)	-	(358,941)	-	(359,000)
Dividend declared	-	-	(130,318)	-	(130,318)

Balances at December 31, 2011	$2,875	$2,172,248	$(372,435)	$66,038	$1,868,726

Balances at June 30, 2012	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

Net income	-	-	574,145	-	574,145
Other comprehensive loss	-	-	-	(13,241)	(13,241)
Shares issued for stock options and employee benefit plans	26	28,274	-	-	28,300
Share-based compensation	-	59,026	-	-	59,026
Excess tax benefit from share-based compensation	-	10,828	-	-	10,828
Repurchase of common stock	(71)	-	(399,929)	-	(400,000)
Dividend declared	-	-	(169,657)	-	(169,657)

Balances at December 29, 2012	$2,806	$2,425,183	$(382,891)	$37,234	$2,082,332

The components of accumulated other comprehensive income, as of the dates indicated, are as follows:

	December 29,	June 30,
	2012	2012

Cumulative translation adjustments	$34,520	$55,360
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Net unrealized gains (losses) on cash flow hedging derivatives, net of taxes of $4,395 and $(576)	7,395	(461)
Unrealized losses on available-for-sale investments	(257)	-
ASC 715 adjustment and minimum pension liability, net of taxes of $2,028 and $2,028	(3,352)	(3,352)
Accumulated other comprehensive income	$37,234	$50,475

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

3.	Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and employee benefit and share awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net income	$352,764	$347,495	$574,145	$562,478

Total weighted-average basic shares	282,693	289,812	283,630	289,578

Dilutive securities:
Employee benefit and share award plans	1,228	1,524	1,272	1,529
Stock option programs	2,302	4,173	2,456	4,465

Total weighted-average diluted shares	286,223	295,509	287,358	295,572

Net income per share:
Basic	$1.25	$1.20	$2.02	$1.94
Diluted	$1.23	$1.18	$2.00	$1.90

At December 29, 2012, options to purchase 2,186 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $56.95 to $78.46, were greater than the average market price of the common shares.

At December 31, 2011, options to purchase 2,037 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $61.92 to $66.76, were greater than the average market price of the common shares.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

4.	Share-Based Compensation

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Share-based compensation expense	$30,493	$26,986	$59,026	$51,592
Income tax benefit related to share-based compensation expense	10,312	9,392	20,168	17,884

Stock Options

A summary of stock option activity under the Coach stock option plans during the period ended December 29, 2012 is as follows:

	Number of	Weighted-
	Options Outstanding	Average Exercise Price

Outstanding at June 30, 2012	12,800	$37.61
Granted	2,963	55.68
Exercised	(1,718)	30.51
Forfeited or expired	(315)	46.97
Outstanding at December 29, 2012	13,730	42.18
Vested and expected to vest at December 29, 2012	13,716	41.55
Exercisable at December 29, 2012	7,917	34.22

At December 29, 2012, $56,080 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2013 and fiscal 2012 was $14.16 and $15.45, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2013 and fiscal 2012 was $47,696 and $97,935, respectively. The total cash received from these option exercises was $52,415 and $121,354, respectively, and the actual tax benefit realized from these option exercises was $17,209 and $36,401, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

Share Unit Awards

A summary of non-vested share unit activity during the period ended December 29, 2012 is as follows:

	Number of	Weighted-
	Non-vested	Average Grant-
	Share Units	Date Fair Value

Non-vested at June 30, 2012	4,249	$46.36
Granted	1,487	55.99
Vested	(1,404)	39.62
Forfeited	(162)	53.32
Non-vested at December 29, 2012	4,170	51.80

At December 29, 2012, $131,150 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of share awards granted during the first six months of fiscal 2013 and fiscal 2012 was $55.99 and $61.05, respectively. The total fair value of shares vested during the first six months of fiscal 2013 and fiscal 2012 was $73,425 and $77,120, respectively.

5.	Investments

The following table summarizes the Company’s non-current investments recorded in other assets in the consolidated balance sheets as of December 29, 2012 and June 30, 2012:

	December 29,	June 30,
	2012	2012

Available-for-sale investments:
Corporate debt securities - U.S.	$65,333	$-
Corporate debt securities - non-U.S.	33,835	-
Auction rate securities	6,000	6,000
Available-for-sale investments, total	$105,168	$6,000

In the second quarter of fiscal 2013, the Company invested in a portfolio of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, and recorded at fair value, which approximates amortized cost. These securities have maturity dates in calendar years 2014 and 2015. Unrealized gains and losses are recorded within other comprehensive income.

The Company’s investments also include an auction rate security (“ARS”), deemed a long-term investment as the auction for this security has been unsuccessful. The underlying investments of the ARS are scheduled to mature in 2035.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

6.	Acquisitions

On July 1, 2012, Coach acquired 100% of its domestic retail business in Malaysia (ten retail stores) from the former distributor, Valiram Group, and on August 5, 2012, acquired 100% of its domestic retail business (47 retail and department stores) in Korea from the former distributor, Shinsegae International. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition within the International segment. The aggregate cash paid in connection with the acquisitions of the Malaysia and Korea businesses was $8,593 and $36,851, respectively, through December 29, 2012. The Company is obligated to make additional contingent payments estimated at $10,000 to Shinsegae International. These payments are scheduled to be made through the first quarter of fiscal 2015.

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

The following table summarizes the estimated fair values of the assets acquired as of the date of acquisition:

Assets Acquired	Estimated Fair Value
Current assets	$21,448
Fixed assets and other non-current assets	2,351
Goodwill (1)	31,645
Total assets acquired	$55,444
Contingent payments	(10,000)
Total cash paid through December 29, 2012	$45,444

(1) Approximately $30,000 of the goodwill balance is expected to be tax deductible over a period of five years.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

7.	Derivative Instruments and Hedging Activities

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

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of December 29, 2012 and June 30, 2012, zero-cost collar options with aggregate notional amounts of $171,355 and $310,891 were outstanding, respectively, and have maturity dates ranging from January 2013 to June 2013.

As of December 29, 2012 and June 30, 2012, the Company had entered into various intercompany and related party loans denominated in various foreign currencies, with a total principal amount of $230,860 and $206,648 at December 29, 2012, and June 30, 2012, respectively. The maturity dates range from January 2013 to May 2014. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates, the latest of which is May 2014.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as	Balance Sheet	Fair Value
Hedging Instruments	Classification	At December 29, 2012	At June 30, 2012

Foreign exchange contracts	Other Current Assets	$14,594	$1,459
Total derivative assets		$14,594	$1,459

Foreign exchange contracts	Accrued Liabilities	$3,130	$4,098
Total derivative liabilities		$3,130	$4,098

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective
	Portion)
	Quarter Ended		Six Months Ended
Derivatives in Cash Flow	December 29,	December 31,	December 29,	December 31,
Hedging Relationships	2012	2011	2012	2011

Foreign exchange contracts	$10,839	$266	$7,158	$(2,393)

Total	$10,839	$266	$7,158	$(2,393)

For the second quarter of fiscal 2013 and fiscal 2012, the amounts above are net of tax of $6,493 and $465, respectively. For the first six months of fiscal 2013 and fiscal 2012, the amounts above are net of tax of $4,494 and $(2,283), respectively.

	Amount of Net Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Net Loss Reclassified	Quarter Ended		Six Months Ended
from Accumulated OCI into Income	December 29,	December 31,	December 29,	December 31,
(Effective Portion)	2012	2011	2012	2011

Cost of Sales	$1,569	$1,572	$1,175	$4,486

Total	$1,569	$1,572	$1,175	$4,486

During the six months ended December 29, 2012 and December 31, 2011, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $9,031 of net derivative gains included in accumulated other comprehensive income at December 29, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

Hedging activity affected accumulated other comprehensive (loss) income, net of tax, as follows:

	Six Months Ended	Year Ended
	December 29,	June 30,
	2012	2012

Balance at prior year end balance sheet date	$(460)	$(1,465)
Net losses transferred to earnings	697	3,100
Change in fair value, net of tax	7,158	(2,095)
Balance at end of period	$7,395	$(460)

8.	Fair Value Measurements

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following table shows the fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 29, 2012 and June 30, 2012:

	Level 2		Level 3
	December 29,	June 30,	December 29,	June 30,
	2012	2012	2012	2012
Assets:
Available-for-sale securities:
Corporate Debt Securities - U.S. (a)	$65,333	$-	$-	$-
Corporate Debt Securities - non U.S. (a)	33,835	-	-	-
Long-term investment - auction rate security (b)	-	-	6,000	6,000
Derivative assets - zero-cost collar options (c)	9,653	971	-	-
Derivative assets - forward contracts and cross currency swaps (d)	4,941	488	-	-
Total	$113,762	$1,459	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (c)	$229	$3,538	$-	$-
Derivative liabilities - forward contracts and cross currency swaps (d)	2,901	560	-	-
Total	$3,130	$4,098	$-	$-

(a) The fair value of the securities is determined using vendor or broker priced securities.

(b) The fair value of the security is determined using a valuation model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of the Company’s ARS has been $6,000 since the end of the second quarter of fiscal 2009.

(c) The Company enters into zero-cost collar options to manage its exposure to foreign currency exchange rate fluctuations resulting from Coach Japan's and Coach Canada’s U.S. dollar-denominated inventory purchases. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

(d) The Company is a party to forward contracts and cross-currency swap transactions to manage its exposure to foreign currency exchange rate fluctuations resulting from fixed rate intercompany and related party loans. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company's credit risk.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

9.	Commitments and Contingencies

At December 29, 2012, the Company had a $400,000 JP Morgan revolving credit facility in place, a separate $200,000 letter of credit arrangement, and $154,787 of letters of credit outstanding. These letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

10.	Goodwill and Intangible Assets

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, for the first six months ended December 29, 2012 is as follows:

Total

Balance at June 30, 2012	$376,035

Acquisition of Malaysia and Korea retail businesses	31,645

Foreign exchange impact	(20,981)

Balance at December 29, 2012	$386,699

At December 29, 2012 and June 30, 2012, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks and are included in Other Assets.

11.	Segment Information

Effective as of the end of the first quarter of fiscal 2013, the Company changed its reportable segments to a geographic focus, recognizing the expansion and growth of sales through its international markets. This is consistent with organizational changes implemented during fiscal 2012.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

As of the end of the Company’s first quarter of fiscal 2013, the Company’s operations now reflect five operating segments aggregated into two reportable segments:

•	North America, which includes sales to consumers through North American Company-operated stores, including the Internet, and sales to North American wholesale customers and distributors.

•	International, which includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Taiwan, Singapore, Korea and Malaysia, and sales to wholesale customers and distributors in over 20 countries.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

	North			Corporate
	America	International	Other (1)	Unallocated	Total
Quarter Ended December 29, 2012

Net sales	$1,076,135	$411,112	$16,527	$-	$1,503,774
Operating income	479,822	147,569	10,058	(110,872)	526,577
Income before provision for income taxes	479,822	147,569	10,058	(112,111)	525,338
Depreciation and amortization expense	17,692	13,505	-	9,580	40,777
Additions to long-lived assets	25,904	17,572	-	13,418	56,894

Quarter Ended December 31, 2011

Net sales	$1,069,759	$367,609	$11,281	$-	$1,448,649
Operating income	498,442	150,061	6,840	(154,442)	500,901
Income before provision for income taxes	498,442	150,061	6,840	(156,213)	499,130
Depreciation and amortization expense	16,338	9,259	-	7,431	33,028
Additions to long-lived assets	8,824	18,481	-	15,508	42,813

Six Months Ended December 29, 2012

Net sales	$1,860,327	$772,869	$31,928	$-	$2,665,124
Operating income	805,356	281,287	18,578	(246,927)	858,294
Income before provision for income taxes	805,356	281,287	18,578	(250,202)	855,019
Depreciation and amortization expense	34,608	23,974	-	18,299	76,881
Additions to long-lived assets	63,130	49,226	-	23,030	135,386

Six Months Ended December 31, 2011

Net sales	$1,798,391	$681,166	$19,451	$-	$2,499,008
Operating income	807,267	280,962	9,962	(275,324)	822,867
Income before provision for income taxes	807,267	280,962	9,962	(278,457)	819,734
Depreciation and amortization expense	32,317	17,353	-	15,412	65,082
Additions to long-lived assets	16,242	36,577	-	25,973	78,792

(1) Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Production variances	$19,602	$9,661	$32,992	$18,338
Advertising, marketing and design	(58,200)	(63,073)	(120,551)	(113,765)
Administration and information systems	(48,869)	(83,222)	(117,184)	(147,482)
Distribution and customer service	(23,405)	(17,808)	(42,184)	(32,415)

Total corporate unallocated	$(110,872)	$(154,442)	$(246,927)	$(275,324)

12.	Stock Repurchase Program

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

For the second quarter of fiscal 2013 and fiscal 2012, the Company repurchased and retired 3,973 and 4,801 shares, respectively, or $225,000 and $300,000 of common stock, respectively, at an average cost of $56.63 and $62.48 per share, respectively. For the first six months of fiscal 2013 and fiscal 2012, the Company repurchased and retired 7,066 and 5,868 shares, respectively, or $400,000 and $359,000 of common stock, respectively, at an average cost of $56.61 and $61.18 per share, respectively.

In October 2012, Coach’s Board of Directors authorized a new $1,500,000 stock repurchase program for future stock repurchases through June 2015. As of December 29, 2012, Coach had $1,361,627 remaining in the stock repurchase program.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

13.	Recent Accounting Developments

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach operates in two segments: North America and International. The North America segment includes sales to North American consumers through Coach-operated stores (including Internet sales) and sales to North American wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores in Japan and mainland China (including Internet sales), Hong Kong and Macau, Taiwan, Singapore, Korea, Malaysia and sales to wholesale customers and distributors in over 20 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global business, we continue to focus on two key growth strategies: increased global distribution, with an emphasis on North America and China, and improved store sales productivity. To that end we are focused on four key initiatives:

•	Grow our Women’s business in North America by maximizing productivity in the growing accessories market by increasing our North American distribution.

•	Leverage the global opportunity for the Coach brand by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia. Outside of Asia, we are developing the brand opportunity as we expand into Europe, South America and Central America.

•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We are leveraging the Men’s opportunity by opening new locations in both full-price and factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.

•	Raise brand awareness and maximize e-commerce sales through our digital strategy. Key elements include coach.com, our global e-commerce sites, third-party flash sites, marketing sites and social networking.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the soft macroeconomic environment, along with intensified competition and a promotional environment has created a challenging retail market. The Company believes long-term growth can still be achieved through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. With a strong balance sheet and significant cash position, we have a business model that generates significant cash flow and we are in a position to invest in our brand while continuing to return capital to shareholders through common stock repurchases and dividends.

SUMMARY - SECOND QUARTER OF FISCAL 2013

The key metrics for the second quarter of fiscal 2013 were:

•	Net sales increased 3.8% to $1.50 billion.

•	North America sales rose 0.6% to $1.08 billion.

o	Comparable store sales decreased 2.2%.

o	Coach opened 15 new factory stores including four Men’s, bringing the total number of retail and factory stores to 356 and 189, respectively, at the end of the second quarter of fiscal 2013.

•	International sales rose 11.8% to $411.1 million, as China continued to achieve double digit comparable store sales.

o	International benefited from the results of the Company-operated Korea (47 retail and department stores) and Malaysia (ten retail stores) businesses acquired during the first quarter of fiscal 2013, and the Taiwan (26 retail and department stores) business, acquired during the third quarter of fiscal 2012.

o	Coach opened 13 locations in China and five net locations in Japan. As of the end of the second quarter of fiscal 2013, the Company operated 186 locations in Japan, 117 in China, 48 in Korea, 27 in Taiwan, 10 in Malaysia, and seven in Singapore.

•	Operating income increased 5.1% to $526.6 million.

•	Net income increased 1.5% to $352.8 million.

•	Earnings per diluted share increased 4.8% to $1.23.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2013 COMPARED TO SECOND QUARTER FISCAL 2012

The following table summarizes results of operations for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Note that these results should be read in conjunction with the “Non-GAAP Measures” discussion on pages 35-36:

	Quarter Ended
	December 29, 2012		December 31, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,503.8	100.0%	$1,448.6	100.0%	$55.2	3.8%

Gross profit	1,085.4	72.2	1,045.2	72.2	40.2	3.8

Selling, general and administrative expenses	558.8	37.2	544.3	37.6	14.5	2.7

Operating income	526.6	35.0	500.9	34.6	25.7	5.1

Interest (expense) income, net	0.3	0.0	(0.0)	(0.0)	0.3	nm	*

Other expense	(1.5)	(0.1)	(1.8)	(0.1)	0.3	nm	*

Provision for income taxes	172.6	11.5	151.6	10.5	21.0	13.9

Net income	352.8	23.5	347.5	24.0	5.3	1.5

Net income per share:
Basic	$1.25		$1.20		$0.05	4.1%
Diluted	1.23		1.18		0.05	4.8

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, were as follows:

	Quarter Ended
			(unaudited)	Percentage of
	Net Sales			Total Net Sales
	December 29,	December 31,	Rate of	December 29,	December 31,
	2012	2011 (1)	Change	2012	2011 (1)
	(dollars in millions)

North America	$1,076.1	$1,069.8	0.6%	71.6%	73.9%
International	411.1	367.6	11.8	27.3	25.4
Other (2)	16.6	11.2	48.2	1.1	0.7
Total net sales	$1,503.8	$1,448.6	3.8	100.0%	100.0%

(1) Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

(2) Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales increased 0.6% to $1,076.1 million during the second quarter of fiscal 2013 from $1,069.8 million during the same period in fiscal 2012, primarily driven by significant traffic improvement in the North American Internet business, as well as new and expanded stores, partially offset by the decrease in traffic in full price and factory stores and decreased shipments into wholesale stores. Overall, comparable store sales, including the Internet, decreased by 2.2%. Since the end of the second quarter of fiscal 2012, Coach opened six net retail stores and 32 factory stores, including 14 Men’s, and expanded 11 factory stores in North America.

International

Net sales increased 11.8% to $411.1 million in the second quarter of fiscal 2013 from $367.6 million during the same period of fiscal 2012, primarily driven by sales from new and acquisition-related stores and double-digit percentage growth in China comparable store sales. These increases were partially offset by the 5.5% negative foreign exchange impact of the Yen, which decreased Japan sales by $11.8 million. Net sales include the Company-operated Korea and Malaysia businesses, which were acquired in the first quarter of fiscal 2013, and the Taiwan business, acquired during the third quarter of fiscal 2012. Since the end of the second quarter of fiscal 2012, International opened 49 net new stores (excluding those acquired as a result of the acquisitions), with 37 net new stores in mainland China, Hong Kong and Macau, nine net new stores in Japan and three net new stores in the other regions.

Operating Income

Operating income increased 5.1% to $526.6 million in the second quarter of fiscal 2013 as compared to $500.9 million in the second quarter of fiscal 2012. Operating margin increased to 35.0% as compared to 34.6% in the same period of the prior year. Excluding items affecting comparability of $20.3 million in the second quarter of fiscal 2012, operating income was $521.2 million, or operating margin was 36.0%, in the second quarter of fiscal 2012.

Gross profit increased 3.8% to $1.09 billion in the second quarter of fiscal 2013 from $1.05 billion during the same period of fiscal 2012. Gross margin in the second quarter of fiscal 2013 was equal to the same period of fiscal 2012 at 72.2%, despite the impact of the higher cost of inventory in connection with the acquisitions.

Selling, general and administrative expenses increased 2.7% to $558.8 million in the second quarter of fiscal 2013 as compared to $544.3 million in the second quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 37.2% during the second quarter of fiscal 2013 as compared to 37.6% during the second quarter of fiscal 2012. Excluding items affecting comparability of $20.3 million in the second quarter of fiscal 2012, selling, general and administrative expenses were $524.0 million, or 36.2% as a percentage of net sales, in the second quarter of fiscal 2012.

Selling expenses were $417.1 million, or 27.7% of net sales, in the second quarter of fiscal 2013 compared to $371.0 million, or 25.6% of net sales, in the second quarter of fiscal 2012. The dollar increase in selling expenses was due to International stores reflecting higher sales, and new store openings. International selling expenses overall increased as a percentage of sales, due to the acquisitions of the Korea, Malaysia and Taiwan businesses and infrastructure investments to support Asia. China store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.

Advertising, marketing, and design costs were $65.3 million, or 4.3% of net sales, in the second quarter of fiscal 2013, compared to $69.6 million, or 4.8% of net sales, during the same period of fiscal 2012. The decrease was primarily due to lower customer communications, which includes our digital strategy through coach.com, due to the timing of such expenses in the current fiscal period, partially offset by creative marketing expenses and increased digital media. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 26 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.

Distribution and consumer service expenses were $24.3 million, or 1.6% of net sales, in the second quarter of fiscal 2013, compared to $18.5 million, or 1.3% of net sales, in the second quarter of fiscal 2012. The increase in distribution and consumer service expenses is primarily the result of the increase in Internet purchases, resulting in increased packaging and shipping expense per dollar of sales.

Administrative expenses were $52.1 million, or 3.5% of net sales, in the second quarter of fiscal 2013 compared to $85.2 million, or 5.9% of net sales, during the same period of fiscal 2012. The decrease is due to the absence of a charitable contribution in the current fiscal period, as well as leveraging of administrative expenses over the increased sales base. The dollar decrease in fiscal 2013 reflects lower bonus compensation expenses, partially offset by higher equity compensation and systems investment. Excluding items affecting comparability of $20.3 million in the second quarter of fiscal 2012, administrative expenses were $64.9 million, or 4.5% as a percentage of net sales, in the second quarter of fiscal 2012.

Provision for Income Taxes

The effective tax rate was 32.9% in the second quarter of fiscal 2013, as compared to 30.4% effective tax rate in the second quarter of fiscal 2012. During the second quarter of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan, which resulted in the lower effective tax rate for the second quarter of fiscal 2012. Excluding items affecting comparability, the effective tax rate was 33.1% for the second quarter of fiscal 2012.

Net Income

Net income was $352.8 million in the second quarter of fiscal 2013 as compared to $347.5 million in the second quarter of fiscal 2012. This increase was primarily due to the flow through of higher operating income.

Net Income per Diluted Share

Net income per diluted share grew 4.8% to $1.23 in the second quarter of fiscal 2013 as compared to $1.18 in the second quarter of fiscal 2012. This growth reflected leverage due to repurchases of Coach’s common stock, in addition to higher net income.

SUMMARY - SIX MONTHS OF FISCAL 2013

The key metrics for the six months of fiscal 2013 were:

•	Net sales increased 6.6% to $2.67 billion.

•	North America sales rose 3.4% to $1.86 billion.

o	Comparable store sales increased 0.9%.

o	Coach opened 20 new factory stores including seven Men’s, bringing the total number of retail and factory stores to 356 and 189, respectively, at the end of the second quarter of fiscal 2013.

•	International sales rose 13.5% to $772.9 million, as China continued to achieve double digit comparable store sales.

o	International benefited from the results of the Company-operated Korea (47 retail and department stores) and Malaysia (ten retail stores) businesses acquired during the first quarter of fiscal 2013, and the Taiwan (26 retail and department stores) business, acquired during the third quarter of fiscal 2012.

o	Coach opened 21 net locations in China and six net locations in Japan. As of the end of the second quarter of fiscal 2013, the Company operated 186 locations in Japan, 117 in China, 48 in Korea, 27 in Taiwan, 10 in Malaysia, and seven in Singapore.

•	Operating income increased 4.3% to $858.3 million.

•	Net income increased 2.1% to $574.1 million.

•	Earnings per diluted share increased 5.0% to $2.00.

FIRST SIX MONTHS FISCAL 2013 COMPARED TO FIRST SIX MONTHS FISCAL 2012

The following table summarizes results of operations for the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Note that these results should be read in conjunction with the “Non-GAAP Measures” discussion on Pages 35-36:

	Six Months Ended
	December 29, 2012		December 31, 2011		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$2,665.1	100.0%	$2,499.0	100.0%	$166.1	6.6%

Gross profit	1,930.6	72.4	1,809.9	72.4	120.7	6.7

Selling, general and administrative expenses	1,072.3	40.2	987.0	39.5	85.3	8.6

Operating income	858.3	32.2	822.9	32.9	35.4	4.3

Interest (expense) income, net	0.3	0.0	0.1	0.0	0.2	nm	*

Other expense	(3.6)	(0.1)	(3.2)	(0.1)	(0.4)	nm	*

Provision for income taxes	280.9	10.5	257.3	10.3	23.6	9.2

Net income	574.1	21.5	562.5	22.5	11.6	2.1

Net income per share:
Basic	$2.02		$1.94		$0.08	4.2%
Diluted	2.00		1.90		0.10	5.0

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first six months of fiscal 2013, compared to the first six months of fiscal 2012, were as follows:

	Six Months Ended
			(unaudited)	Percentage of
	Net Sales			Total Net Sales
	December 29,	December 31,	Rate of	December 29,	December 31,
	2012	2011 (1)	Change	2012	2011 (1)
	(dollars in millions)

North America	$1,860.3	$1,798.4	3.4%	69.8%	72.0%
International	772.9	681.2	13.5	29.0	27.3
Other (2)	31.9	19.4	64.4	1.2	0.7
Total net sales	$2,665.1	$2,499.0	6.6	100.0%	100.0%

(1) Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

(2) Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales increased 3.4% to $1,860.3 million during the first six months of fiscal 2013 from $1,798.4 million during the same period in fiscal 2012, primarily driven by sales from new and expanded stores and a 0.9% increase in comparable store sales and, partially offset by decreased shipments into wholesale stores. Significant traffic improvement in the North American Internet business drove the comparable store sales increase, while factory stores benefitted from the return to in-store promotion. Since the end of the first six months of fiscal 2012, Coach opened six net retail stores and 32 factory stores, including 14 Men’s, and expanded 11 factory stores in North America.

International

Net sales increased 13.5% to $772.9 million in the first six months of fiscal 2013 from $681.2 million during the same period of fiscal 2012, primarily driven by sales from new and acquisition-related stores, increased shipments to international wholesale customers, driven by expanded distribution, and double-digit percentage growth in China comparable store sales. These increases were partially offset by the 3.3% negative foreign exchange impact of the Yen, which decreased Japan sales by $13.5 million. The first six month of fiscal 2013 results include net sales of the Company-operated Korea and Malaysia businesses, which were acquired in the first quarter of fiscal 2013, and the Taiwan business, acquired during the third quarter of fiscal 2012. Since the end of the first six months of fiscal 2012, International opened 49 net new stores (excluding those acquired as a result of the acquisitions), with 37 net new stores in mainland China, Hong Kong and Macau, nine net new stores in Japan and three net new stores in the other regions.

Operating Income

Operating income increased 4.3% to $858.3 million in the first six months of fiscal 2013 as compared to $822.9 million in the first six months of fiscal 2012. Operating margin decreased to 32.2% as compared to 32.9% in the same period of the prior year. Excluding items affecting comparability of $20.3 million in the first six months of fiscal 2012, operating income was $843.1 million, or operating margin was 33.7%, in the first six months of fiscal 2012.

Gross profit increased 6.7% to $1.93 billion in the first six months of fiscal 2013 from $1.81 billion during the same period of fiscal 2012. Gross margin in the first six months of fiscal 2013 was equal to the same period of fiscal 2012 at 72.4%, despite the impact of the higher cost of inventory in connection with the acquisitions.

Selling, general and administrative expenses increased 8.6% to $1.07 billion in the first six months of fiscal 2013 as compared to $0.99 billion in the first six months of fiscal 2012, driven primarily by increased selling expenses in connection with the Korea, Malaysia and Taiwan business acquisitions. As a percentage of net sales, selling, general and administrative expenses increased to 40.2% during the first six months of fiscal 2013 as compared to 39.5% during the first six months of fiscal 2012, reflecting investment in our growing international businesses. Excluding items affecting comparability of $20.3 million in the first six months of fiscal 2012, selling, general and administrative expenses were $966.7 million, or 38.7% as a percentage of net sales, in the second quarter of fiscal 2012.

Selling expenses were $770.2 million, or 28.9% of net sales, in the first six months of fiscal 2013 compared to $674.5 million, or 27.0% of net sales, in the first six months of fiscal 2012. The dollar increase in selling expenses was due to International stores reflecting higher sales and new store openings, and higher North American Internet expenses reflecting higher sales. International selling expenses overall increased as a percentage of sales, due to the acquisitions of the Korea, Malaysia and Taiwan businesses and infrastructure investments to support Asia. China store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.

Advertising, marketing, and design costs were $135.4 million, or 5.1% of net sales, in the first six months of fiscal 2013, compared to $127.4 million, or 5.1% of net sales, during the same period of fiscal 2012. The dollar increase was primarily due to creative and design expenditures and marketing expenses related to consumer communications, which includes our digital strategy through coach.com, the launch of our Legacy line, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 26 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $43.9 million, or 1.6% of net sales, in the first six months of fiscal 2013, compared to $34.0 million, or 1.4% of net sales, in the first six months of fiscal 2012. The increase in distribution and consumer service expenses is primarily the result of the change in sales mix of Internet purchases, resulting in increased packaging and shipping expense per dollar of sales.

Administrative expenses were $122.8 million, or 4.6% of net sales, in the first six months of fiscal 2013 compared to $151.1 million, or 6.0% of net sales, during the same period of fiscal 2012, The decrease is due to the absence of a charitable contribution in the current fiscal period, as well as leveraging of administrative expenses over the increased sales base. The dollar increase in fiscal 2013 reflects lower bonus compensation expenses, partially offset by higher equity compensation and systems investment. Excluding items affecting comparability of $20.3 million in the first six months of fiscal 2012, administrative expenses were $130.8 million, or 5.2% as a percentage of net sales, in the first six months of fiscal 2012.

Provision for Income Taxes

The effective tax rate was 32.9% in the first six months of fiscal 2013, as compared to the 31.4% effective tax rate in the first six months of fiscal 2012. During the second quarter of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan, which resulted in the lower effective tax rate for the second quarter of fiscal 2012. Excluding items affecting comparability, the effective tax rate was 33.0% for the first six months of fiscal 2012, in line with the first six months of fiscal 2013.

Net Income

Net income increased 2.1% to $574.1 million in the first six months of fiscal 2013 as compared to $562.5 million in the first six months of fiscal 2012. This increase was primarily due to the flow through of higher operating income.

Net Income per Diluted Share

Net income per diluted share grew 5.0% to $2.00 in the six months of fiscal 2013 as compared to $1.90 in the six months of fiscal 2012. This growth reflected leverage due to repurchases of Coach’s common stock, in addition to higher net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s cash and cash equivalents decreased $58.6 million during the first six months of fiscal 2013, compared to an increase of $385.8 million in the first six months of fiscal 2012. The $444.4 million period over period decrease is primarily the result of financing and investing activities.

Net cash provided by operating activities was $830.0 million in the first six months of fiscal 2013 compared to $836.1 million in the first six months of fiscal 2012. The decrease of $6.1 million was primarily due to certain working capital changes between the periods, partially offset by $11.7 million higher net income in the current fiscal period. Accrued liabilities was a source of cash of $151.0 million in the current fiscal period, compared to $200.2 million, primarily driven by the timing of dividend and tax payments. Changes during the period in other asset balances resulted in a use of cash of $21.0 million, compared to a source of cash of $10.3 million in the prior fiscal period, driven primarily by the timing of certain deposits. These changes were partially offset by the changes in inventory balances between the two periods. In the current period, changes in inventory balances resulted in a cash inflow of $26.3 million, as compared to a cash outflow of $16.0 million in the prior fiscal period, driven by lower inventory balances at the end of fiscal 2011 as compared to fiscal 2012.

Net cash used in investing activities was $268.5 million in the first six months of fiscal 2013 compared to $82.3 million in the first six months of fiscal 2012, with the increase of $186.2 million driven by purchases of investments, higher planned capital investment and acquisitions. During fiscal 2013, the Company invested $99.4 million in a corporate debt securities portfolio through one of its subsidiaries outside of the U.S., consisting of high-credit quality U.S. and non-U.S. issued corporate debt securities. Purchases of property and equipment were $117.1 million in the first six months of fiscal 2013, which was $47.0 million higher than the first six months of fiscal 2012, reflecting planned increased capital investment. Also during fiscal 2013, the Company acquired 100% of its domestic retail businesses in Korea and Malaysia from the former distributors for an aggregate $45.4 million in cash.

Net cash used in financing activities was $617.0 million in the first six months of fiscal 2013 as compared to $369.5 million in the first six months of fiscal 2012. The increase of $247.5 million was primarily attributable to $124.9 million of higher dividend payments due to timing and an increased dividend rate per share, $41.0 million of higher expenditures for common stock repurchases, as well as $70.3 million of lower net proceeds from share-based awards, net of taxes paid.

Revolving Credit Facilities

On June 18, 2012, the Company established a $400 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”). The JP Morgan facility is available to finance the seasonal working capital requirements or general corporate purposes of the Company and its subsidiaries, may be prepaid without penalty or premium, and expires in June 2017. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be expanded to $650 million. As of December 29, 2012, there were no outstanding borrowings on the JP Morgan facility.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin. Additionally, Coach will pay a commitment fee on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At December 29, 2012, the commitment fee was nine basis points.

The JP Morgan facility contains various covenants and customary events of default. Coach has been in compliance with all covenants of the facility since its inception.

As of December 29, 2012, Coach Japan had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 6.0 billion yen, or approximately $70 million, as of December 29, 2012. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During the first six months of fiscal 2013, there were no borrowings under these facilities.

As of December 29, 2012, Coach Shanghai Limited had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, as of December 29, 2012. Interest is based on the People's Bank of China rate. During the first six months of fiscal 2013, there were no borrowings under this facility.

Both the Coach Japan and Coach Shanghai Limited credit facilities can be terminated at any time by the respective financial institutions, and there is no guarantee that they will be available to the Company in future periods.

Common Stock Repurchase Program

In October 2012, the Company’s Board of Directors approved a common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2015. Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During the first six months of fiscal 2013 and fiscal 2012, the Company repurchased and retired 7.1 million and 5.9 million shares respectively, or $400.0 million and $359.0 million of common stock, respectively, at an average cost of $56.61 and $61.18 per share, respectively. As of December 29, 2012, Coach had $1,361.6 million remaining in the stock repurchase program.

Capital Expenditures and Working Capital

The Company expects total capital expenditures for the fiscal year ending June 29, 2013 to be approximately $250 million. Capital expenditures will be primarily for new stores in North America, Japan, and Asia. We will also continue to invest in corporate infrastructure and department store and distributor locations. These investments will be financed primarily from cash on hand and operating cash flows.

Management believes that cash flow from continuing operations and on hand cash will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, dividend payments and the common stock repurchase program. Any future acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

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

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first six months of fiscal 2013, Coach purchased approximately $720 million of inventory, which was funded by operating cash flow.

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

Charitable Contributions and Tax Adjustments

During the second quarter of fiscal 2012, the Company decreased the provision for income taxes by $12.4 million, primarily as a result of recording the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable settlement of a multi-year transfer pricing agreement with Japan. The Company used the tax favorability to contribute $20.3 million to the Coach Foundation. The Company believes that both the charitable contribution and tax favorability should be excluded to reflect our ongoing business operations. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated for fiscal 2012.

The following tables provide a reconciliation of the GAAP to Non-GAAP measures for the periods presented:

		Quarter Ended
	December 29, 2012	December 31, 2011
	GAAP Basis	GAAP Basis	Tax	Charitable	Non-GAAP Basis
	(As Reported)	(As Reported)	Adjustment	Contribution	(Excluding Items)
		(dollars in millions, except per share data)

Selling, general and administrative expenses	$558.8	$544.3	$-	$20.3	$524.0

Operating income	$526.6	$500.9	$-	$(20.3)	$521.2

Income before provision for income taxes	$525.3	$499.1	$-	$(20.3)	$519.4

Provision for income taxes	$172.6	$151.6	$(12.4)	$(7.9)	$171.9

Net income	$352.8	$347.5	$12.4	$(12.4)	$347.5

Diluted Net income per share	$1.23	$1.18	$0.04	$(0.04)	$1.18

		Six Months Ended
	December 29, 2012	December 31, 2011
	GAAP Basis	GAAP Basis	Tax	Charitable	Non-GAAP Basis
	(As Reported)	(As Reported)	Adjustment	Contribution	(Excluding Items)
		(dollars in millions, except per share data)

Selling, general and administrative expenses	$1,072.3	$987.0	$-	$20.3	$966.7

Operating income	$858.3	$822.9	$-	$(20.3)	$843.1

Income before provision for income taxes	$855.0	$819.7	$-	$(20.3)	$840.0

Provision for income taxes	$280.9	$257.3	$(12.4)	$(7.9)	$277.5

Net income	$574.1	$562.5	$12.4	$(12.4)	$562.5

Diluted Net income per share	$2.00	$1.90	$0.04	$(0.04)	$1.90

Currency Fluctuation Effects

The percentage increase in sales and U.S. dollar increases in operating expenses in the second quarter and first six months of fiscal 2013 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales and operating expense increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 30, 2012 are those that depend most heavily on these judgments and estimates. As of December 29, 2012, there have been no material changes to any of the critical accounting policies contained therein.

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

Substantially all of Coach’s fiscal 2013 non-licensed product needs are purchased from independent manufacturers in countries other than the United States, including China, Vietnam, India, Philippines, Thailand, Italy, Taiwan, Mexico, Great Britain and Switzerland. Additionally, sales are made through international channels to third party distributors. Substantially all purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk.

Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of December 29, 2012 and June 30, 2012, open foreign currency forward contracts designated as hedges with a notional amount of $171.4 million and $310.9 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total principal amount of $230.9 million and $206.6 million as of December 29, 2012 and June 30, 2012, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is May 2014.

The fair value of open foreign currency derivatives included in current assets at December 29, 2012 and June 30, 2012 was $14.6 million and $1.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at December 29, 2012 and June 30, 2012 was $3.1 million and $4.1 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

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

In the second quarter of fiscal 2013, the Company invested in a portfolio of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, and recorded at fair value. These securities have maturity dates in calendar years 2014 and 2015. Unrealized gains and losses are recorded within other comprehensive income.

The Company’s non-current investments, classified as available-for-sale consisted of a $6.0 million auction rate security at both December 29, 2012 and June 30, 2012, as the auction rate securities’ adjusted book value equaled its fair value, there were no unrealized gains or losses associated with this investment. Beginning with the second quarter of fiscal 2013, the Company’s non-current investments also consisted of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, with a fair value of $99.2 million at December 29, 2012.

The Company’s cash and cash equivalents of $858.7 million and $917.2 million at December 29, 2012 and June 30, 2012, respectively, consist of a cash equivalent portfolio primarily comprised of corporate debt securities and U.S. government and agency securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, cash equivalents are classified as held-to-maturity and stated at amortized cost.

As of December 29, 2012, the Company had no outstanding borrowings on its JP Morgan facility, the Coach Japan credit facility, and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

As of December 29, 2012, Coach’s outstanding long-term debt, including the current portion, was $22.7 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of December 29, 2012.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchases during the second quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (9/30/2012 - 11/3/2012)	-	$-	-	$86,627
Period 5 (11/4/2012 - 12/1/2012)	1,913	55.71	1,913	1,480,057
Period 6 (12/2/2012 - 12/29/2012)	2,060	57.48	2,060	1,361,627
Total	3,973		3,973

(1)	The Company repurchases its common stock under repurchase programs that were approved by the Board of Directors as follows:

Date Stock Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
January 25, 2011	$1.5 billion	June 2013
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	Exhibits

(a)	Exhibits

	31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
	32.1	Section 1350 Certifications
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name: Jane Nielsen
Title: Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 5, 2013

