Form 10-Q
period 2013-03-30
COACH INC
filed 2013-05-07
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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

☐ Yes ☑ No

On April 26, 2013, the Registrant had 280,991,712 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 47 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “generate,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data, unaudited)

	March 30,	June 30,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$876,359	$917,215
Short-term investments	52,136	-
Trade accounts receivable, less allowances of $8,348 and $9,813, respectively	177,139	174,462
Inventories	515,915	504,490
Other current assets	272,642	208,361

Total current assets	1,894,191	1,804,528

Long-term investments	103,655	4,111
Property and equipment, net	686,597	644,449
Goodwill	359,680	376,035
Other assets	227,997	275,198

Total assets	$3,272,120	$3,104,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$137,143	$155,387
Accrued liabilities	455,248	540,398
Current portion of long-term debt	22,122	22,375

Total current liabilities	614,513	718,160

Long-term debt	485	985
Other liabilities	413,157	392,245

Total liabilities	1,028,155	1,111,390

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000 shares; $0.01 par value) issued and outstanding - 280,936 and 285,118 shares, respectively	2,809	2,851
Additional paid-in-capital	2,459,260	2,327,055
Accumulated deficit	(228,230)	(387,450)
Accumulated other comprehensive income	10,126	50,475

Total stockholders' equity	2,243,965	1,992,931

Total liabilities and stockholders' equity	$3,272,120	$3,104,321

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data, unaudited)

	Quarter Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012

Net sales	$1,187,578	$1,108,981	$3,852,702	$3,607,989

Cost of sales	307,390	290,914	1,041,964	980,058

Gross profit	880,188	818,067	2,810,738	2,627,931

Selling, general and administrative expenses	531,695	480,575	1,603,951	1,467,572

Operating income	348,493	337,492	1,206,787	1,160,359

Interest income, net	1,021	257	1,323	355

Other expense	(1,764)	(1,929)	(5,341)	(5,160)

Income before provision for income taxes	347,750	335,820	1,202,769	1,155,554

Provision for income taxes	108,818	110,818	389,692	368,074

Net income	$238,932	$225,002	$813,077	$787,480

Net income per share

Basic	$0.85	$0.78	$2.88	$2.73
Diluted	$0.84	$0.77	$2.84	$2.67

Shares used in computing net income per share
Basic	280,818	287,569	282,805	288,981
Diluted	284,624	293,496	286,559	294,952

Cash dividends declared per common share	$0.30	$0.23	$0.90	$0.68

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012

Net income	$238,932	$225,002	$813,077	$787,480

Other comprehensive income (loss):

Unrealized gains on cash flow hedging derivatives, net of tax of $468 and $2,691 for quarter ended and $5,439 and $2,303 for nine months ended March 30, 2013 and March 31, 2012, respectively	1,005	3,614	8,861	3,798

Unrealized losses on available-for-sale investments	(149)	-	(406)	-

Foreign currency translation adjustments	(27,964)	(25,595)	(48,804)	(14,652)

Other comprehensive loss, net of tax	(27,108)	(21,981)	(40,349)	(10,854)

Comprehensive income	$211,824	$203,021	$772,728	$776,626

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	March 30,	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$813,077	$787,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,666	98,733
Provision for bad debt	(598)	3,347
Share-based compensation	89,209	79,086
Excess tax benefit from share-based compensation	(11,779)	(52,284)
Deferred income taxes	(7,405)	(752)
Other, net	18,435	6,779
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(10,542)	(26,244)
Increase in inventories	(9,367)	(64,275)
Decrease in other assets	8,236	16,890
Decrease in accounts payable	(14,627)	(10,677)
Increase in accrued liabilities	39,922	92,732
Increase in other liabilities	9,180	8,052
Net cash provided by operating activities	1,039,407	938,867

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related advances to distributors, net of cash acquired	(53,337)	(53,235)
Purchases of property and equipment	(159,931)	(111,576)
Loans to related parties	(11,088)	(10,237)
Purchases of investments	(150,194)	-
Proceeds from maturities and sales of investments	-	2,256
Net cash used in investing activities	(374,550)	(172,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(339,724)	(195,578)
Repurchase of common stock	(400,000)	(531,000)
Repayment of long-term debt	(753)	(701)
Proceeds from share-based awards	59,532	176,904
Taxes paid to net settle share-based awards	(28,286)	(32,520)
Excess tax benefit from share-based compensation	11,779	52,284
Net cash used in financing activities	(697,452)	(530,611)

Effect of changes in foreign exchange rates on cash and cash equivalents	(8,261)	(5,576)

(Decrease) Increase in cash and cash equivalents	(40,856)	229,888
Cash and cash equivalents at beginning of period	917,215	699,782
Cash and cash equivalents at end of period	$876,359	$929,670

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated balance sheets, statements of income, statements of comprehensive income and statements of cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months (which represents 13 and 39 week periods, respectively) ended March 30, 2013 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2013 (“fiscal 2013”).

Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

2.	Stockholders’ Equity

Activity for the nine months ended March 30, 2013 and March 31, 2012 in the accounts of Stockholders’ Equity is summarized below:

				Accumulated
	Common	Additional		Other	Total
	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Equity	Capital	Deficit	Income	Equity
Balances at July 2, 2011	$2,886	$2,000,426	$(445,654)	$54,911	$1,612,569

Net income	-	-	787,480	-	787,480
Other comprehensive loss	-	-	-	(10,854)	(10,854)
Shares issued for stock options and employee benefit plans	70	144,314	-	-	144,384
Share-based compensation	-	79,086	-	-	79,086
Excess tax benefit from share-based compensation	-	52,284	-	-	52,284
Repurchase of common stock	(82)	-	(530,918)	-	(531,000)
Dividends declared	-	-	(195,047)	-	(195,047)

Balances at March 31, 2012	$2,874	$2,276,110	$(384,139)	$44,057	$1,938,902

Balances at June 30, 2012	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

Net income	-	-	813,077	-	813,077
Other comprehensive loss	-	-	-	(40,349)	(40,349)
Shares issued for stock options and employee benefit plans	29	31,217	-	-	31,246
Share-based compensation	-	89,209	-	-	89,209
Excess tax benefit from share-based compensation	-	11,779	-	-	11,779
Repurchase of common stock	(71)	-	(399,929)	-	(400,000)
Dividends declared	-	-	(253,928)	-	(253,928)

Balances at March 30, 2013	$2,809	$2,459,260	$(228,230)	$10,126	$2,243,965

The components of accumulated other comprehensive income as of the dates indicated are as follows:

	March 30,	June 30,
	2013	2012

Cumulative translation adjustments	$6,556	$55,360
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Net unrealized gains (losses) on cash flow hedging derivatives, net of taxes of $4,863 and $(576) (1)	8,400	(461)
Unrealized losses on available-for-sale investments	(406)	-
ASC 715 adjustment and minimum pension liability, net of taxes of $2,028 and $2,028	(3,352)	(3,352)
Accumulated other comprehensive income	$10,126	$50,475

(1) During the nine months ended March 30, 2013, approximately $116, net of tax of $82, of net gains on cash flow hedging derivatives have been reclassified from accumulated other comprehensive income into income. Refer to Note "Derivative Instruments and Hedging Activities" for more detail.

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012

Net income	$238,932	$225,002	$813,077	$787,480

Total weighted-average basic shares	280,818	287,569	282,805	288,981

Dilutive securities:
Employee benefit and share award plans	1,408	1,848	1,317	1,635
Stock option programs	2,398	4,079	2,437	4,336

Total weighted-average diluted shares	284,624	293,496	286,559	294,952

Net income per share:
Basic	$0.85	$0.78	$2.88	$2.73
Diluted	$0.84	$0.77	$2.84	$2.67

At March 30, 2013, options to purchase 5,087 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $51.56 to $78.46, were greater than the average market price of the common shares.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012

Share-based compensation expense	$30,183	$27,494	$89,209	$79,086
Income tax benefit related to share-based compensation expense	10,172	9,520	30,340	27,404

Stock Options

A summary of stock option activity under the Coach stock option plans during the nine months ended March 30, 2013 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price

Outstanding at June 30, 2012	12,800	$37.61
Granted	3,110	55.37
Exercised	(1,855)	30.51
Forfeited or expired	(399)	49.05
Outstanding at March 30, 2013	13,656	42.28
Vested and expected to vest at March 30, 2013	13,356	42.00
Exercisable at March 30, 2013	7,824	34.41

At March 30, 2013, $47,978 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2013 and fiscal 2012 was $13.07 and $18.22, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2013 and fiscal 2012 was $50,502 and $193,150, respectively. The total cash received from these option exercises was $56,586 and $174,249, respectively, and the actual tax benefit realized from these option exercises was $19,377 and $72,248, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

Service-based Share Unit Awards (“RSU”)

A summary of non-vested service-based share unit activity during the nine months ended March 30, 2013 is as follows:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at June 30, 2012	3,640	$47.13
Granted	1,675	54.94
Vested	(1,523)	41.00
Forfeited	(251)	54.15
Non-vested at March 30, 2013	3,541	52.97

At March 30, 2013, $110,579 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of share awards granted during the first nine months of fiscal 2013 and fiscal 2012 was $54.94 and $62.56, respectively. The total fair value of shares vested during the first nine months of fiscal 2013 and fiscal 2012 was $79,641 and $95,513, respectively.

Performance-based Share Unit Awards (‘PRSU”)

The Company grants performance-based share awards to certain key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of non-vested performance-based share award activity during the nine months ended March 30, 2013 is as follows:

	Number of Non-vested Share Units	Weighted- Average Grant- Date Fair Value

Non-vested at June 30, 2012	609	$41.74
Change due to performance condition achievement	(149)	41.74
Granted	629	50.55
Vested	-	-
Forfeited	-	-
Non-vested at March 30, 2013	1,089	46.83

At March 30, 2013, $21,378 of total unrecognized compensation cost related to non-vested performance-based share awards is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of share awards granted during the first nine months of fiscal 2013 and fiscal 2012 was $50.55 and $49.17, respectively. There were no vestings of performance-based shares during the first nine months of fiscal 2013 or 2012.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

During the third quarter of fiscal 2013, the Company granted an executive officer a one-time PRSU award with a maximum grant value of $25,000. The shares of common stock under this PRSU award will be earned and distributed based on performance criteria which compare the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company).

The following assumptions were used in the calculation of fair value of the executive officer award utilizing a Monte Carlo simulation: Expected volatility of 40.19%, risk-free interest rate of 0.76%, and dividend yield of 0.00%.

5.	Investments

The following table summarizes the Company’s investments recorded within the consolidated balance sheets as of March 30, 2013 and June 30, 2012:

	March 30, 2013			June 30, 2012
	Short-term	Non-current	Total	Short-term	Non-current	Total

Available-for-sale investments:
Corporate debt securities - U.S. (a)	$2,122	$63,491	$65,613	$-	$-	$-
Corporate debt securities - non-U.S. (a)	-	34,161	34,161	-	-	-
Auction rate security (b)	-	6,000	6,000	-	6,000	6,000
Available-for-sale investments, total	$2,122	$103,652	$105,774	$-	$6,000	$6,000

Other:
Time deposits (c)	$50,014	$-	$50,014	$-	$-	$-
Other	-	3	3	-	-	-

Total Investments	$52,136	$103,655	$155,791	$-	$6,000	$6,000

(a) Portfolio of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, and recorded at fair value, which approximates amortized cost. These securities have maturity dates between calendar years 2014 and 2016. Unrealized gains and losses are recorded within other comprehensive income.

(b) Deemed a long-term investment as the auction for this security has been unsuccessful. The underlying investments are scheduled to mature in 2035.

(c) Portfolio of time deposits with original maturities ranging from four to six months.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

6.	Acquisitions

On July 1, 2012, Coach acquired 100% of its domestic retail business in Malaysia (consisting of ten retail stores) from the former distributor, Valiram Group, and on August 5, 2012, acquired 100% of its domestic retail business in Korea (consisting of 47 retail and department stores) from the former distributor, Shinsegae International. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition within the International segment. The aggregate cash paid in connection with the acquisitions of the Malaysia and Korea businesses was $8,593 and $36,851, respectively, through March 30, 2013. The Company is obligated to make additional contingent payments to Shinsegae International, estimated at $10,000, with $6,000 and $4,000 scheduled to be paid during the first quarter of fiscal 2014 and fiscal 2015, respectively.

Unaudited pro forma information related to these acquisitions is not included, as the impact of these transactions are not material to the consolidated results of the Company. The following table summarizes the estimated fair values of the assets acquired as of the dates of acquisitions:

Assets Acquired	Estimated Fair Value
Current assets	$21,448
Fixed assets and other non-current assets	2,351
Goodwill (1)	31,645
Total assets acquired	$55,444
Contingent payments	(10,000)
Total cash paid through March 30, 2013	$45,444

(1) Approximately $30,000 of the goodwill balance is expected to be tax deductible over a period of five years.

During fiscal 2013, the Company entered into an agreement to acquire 100% of its domestic retail business in Europe by purchasing Hackett Limited’s 50% interest in the Coach Stores Limited joint venture, with the close and transition of control expected in July 2013.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

7.	Derivative Instruments and Hedging Activities

Substantially all of the Company’s transactions involving international parties, excluding international consumer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany and related party loans. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies, and the Company does not enter into derivative transactions for speculative or trading purposes.

Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of March 30, 2013 and June 30, 2012, zero-cost collar options with aggregate notional amounts of $66,474 and $310,891 were outstanding, respectively. As of March 30, 2013, the maturity dates range from April 2013 to June 2013.

As of March 30, 2013 and June 30, 2012, the Company had entered into various intercompany and related party loans denominated in various foreign currencies, with a total principal amount of $296,880 and $286,395 at March 30, 2013 and June 30, 2012, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts. As of March 30, 2013 and June 30, 2012, the total notional values of outstanding forward exchange and cross-currency swap contracts were $193,036 and $206,648, respectively. As of March 30, 2013, the maturity dates of these contracts range from April 2013 to May 2014.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following tables provide information related to the Company’s derivatives:

Derivatives Designated as	Balance Sheet	Fair Value
Hedging Instruments	Classification	At March 30, 2013	At June 30, 2012

Foreign exchange contracts	Other Current Assets	$10,679	$1,459
Total derivative assets		$10,679	$1,459

Foreign exchange contracts	Accrued Liabilities	$625	$4,098
Total derivative liabilities		$625	$4,098

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Foreign exchange contracts	$1,818	$2,924	$8,976	$548

Total	$1,818	$2,924	$8,976	$548

For the third quarter of fiscal 2013 and fiscal 2012, the amounts above are net of tax of $1,029 and $2,100, respectively. For the first nine months of fiscal 2013 and fiscal 2012, the amounts above are net of tax of $5,523 and $200, respectively.

	Amount of Net Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Net Gain (Loss)	Quarter Ended		Nine Months Ended
Reclassified from Accumulated OCI	March 30,	March 31,	March 30,	March 31,
into Income (Effective Portion)	2013	2012	2013	2012

Cost of Sales	$1,373	$(1,268)	$198	$(5,753)

Total	$1,373	$(1,268)	$198	$(5,753)

During the nine months ended March 30, 2013 and March 31, 2012, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $11,835 of net derivative gains included in accumulated other comprehensive income at March 30, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

Hedging activity affected accumulated other comprehensive income (loss), net of tax, as follows:

	Nine Months Ended	Year Ended
	March 30,	June 30,
	2013	2012

Balance at prior year end balance sheet date	$(460)	$(1,465)
Net (losses) gains transferred to earnings	(116)	3,100
Change in fair value, net of tax	8,976	(2,095)
Balance at end of period	$8,400	$(460)

8.	Fair Value Measurements

In accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” the Company categorizes its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy, with the levels defined as follows:

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following table summarizes the fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis as of March 30, 2013 and June 30, 2012:

	Level 2		Level 3
	March 30,	June 30,	March 30,	June 30,
	2013	2012	2013	2012
Assets:
Available-for-sale securities:
Corporate Debt Securities - U.S. (a)	$65,613	$-	$-	$-
Corporate Debt Securities - non-U.S. (a)	34,161	-	-	-
Long-term investment - auction rate security (b)	-	-	6,000	6,000
Derivative assets - zero-cost collar options (c)	7,635	971	-	-
Derivative assets - forward contracts and cross currency swaps (c)	3,044	488	-	-
Total	$110,453	$1,459	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (c)	$9	$3,538	$-	$-
Derivative liabilities - forward contracts and cross currency swaps (c)	616	560	-	-
Total	$625	$4,098	$-	$-

(a) Fair value is determined using vendor or broker priced securities.

(b) Fair value is determined using a valuation model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of this security has been $6,000 since the end of the second quarter of fiscal 2009.

(c) The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

9.	Commitments and Contingencies

On March 26, 2013, the Company amended its JP Morgan revolving credit facility to expand available aggregate revolving commitments to $700,000 and to extend the maturity date to March 26, 2018. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be expanded to $1 billion. As of March 30, 2013, there were no outstanding borrowings on the JP Morgan facility. Also at March 30, 2103, the Company had a separate $200,000 letter of credit arrangement in place, and $27,724 of letters of credit outstanding. These letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s balance sheet, statement of income or statement of cash flows.

Refer to Note “Subsequent Events” regarding a joint venture agreement with Related Parties L.P.

10.	Goodwill and Intangible Assets

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, for the nine months ended March 30, 2013 is as follows:

Total

Balance at June 30, 2012	$376,035

Acquisition of Malaysia and Korea retail businesses	31,645

Foreign exchange impact	(48,000)

Balance at March 30, 2013	$359,680

At March 30, 2013 and June 30, 2012, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks and are included in Other Assets.

11.	Segment Information

Effective as of the end of the first quarter of fiscal 2013, the Company changed its reportable segments to a geographic focus, recognizing the expansion and growth of sales through its international markets. This is consistent with organizational changes implemented during fiscal 2012.

Prior to this change, the Company was organized and reported its results based on directly-operated and indirect business units. The Company has experienced substantial growth in its international business, and converted formerly wholesale businesses in several key markets such as China, Taiwan and Korea to Company-operated businesses. Reflecting this growth and corresponding declines in indirect businesses relative to Company-operated, the Company implemented a realignment of its business units based on geography, aligning with the organizational changes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

As of the end of the Company’s first quarter of fiscal 2013, the Company’s operations now reflect five operating segments aggregated into two reportable segments:

•	North America, which includes sales to consumers through North American Company-operated stores, including the Internet, and sales to North American wholesale customers and distributors.

•	International, which includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Taiwan, Singapore, Korea and Malaysia, and sales to wholesale customers and distributors in over 25 countries.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

	North			Corporate
	America	International	Other (1)	Unallocated	Total
Quarter Ended March 30, 2013

Net sales	$792,466	$381,534	$13,578	$-	$1,187,578
Operating income	325,602	149,745	8,577	(135,431)	348,493
Income before provision for income taxes	325,602	149,745	8,577	(136,174)	347,750
Depreciation and amortization expense	18,166	10,531	-	10,088	38,785
Additions to long-lived assets	6,322	5,240	-	16,224	27,786

Quarter Ended March 31, 2012

Net sales	$737,947	$358,634	$12,400	$-	$1,108,981
Operating income	317,417	142,240	7,055	(129,220)	337,492
Income before provision for income taxes	317,417	142,240	7,055	(130,892)	335,820
Depreciation and amortization expense	15,752	10,067	-	7,832	33,651
Additions to long-lived assets	19,130	9,503	-	14,185	42,818

Nine Months Ended March 30, 2013

Net sales	$2,652,793	$1,154,403	$45,506	$-	$3,852,702
Operating income	1,130,958	431,032	27,155	(382,358)	1,206,787
Income before provision for income taxes	1,130,958	431,032	27,155	(386,376)	1,202,769
Depreciation and amortization expense	52,774	34,505	-	28,387	115,666
Additions to long-lived assets	69,452	54,466	-	39,254	163,172

Nine Months Ended March 31, 2012

Net sales	$2,536,338	$1,039,801	$31,850	$-	$3,607,989
Operating income	1,124,683	423,203	17,017	(404,544)	1,160,359
Income before provision for income taxes	1,124,683	423,203	17,017	(409,349)	1,155,554
Depreciation and amortization expense	48,069	27,420	-	23,244	98,733
Additions to long-lived assets	35,297	46,131	-	40,182	121,610

(1) Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following is a summary of the common costs not allocated in the determination of segment operating income performance:

	Quarter Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012

Production variances	$21,648	$12,092	$54,640	$30,430
Advertising, marketing and design	(58,108)	(51,316)	(178,659)	(165,081)
Administration and information systems	(79,064)	(73,797)	(196,248)	(221,279)
Distribution and customer service	(19,907)	(16,199)	(62,091)	(48,614)

Total corporate unallocated	$(135,431)	$(129,220)	$(382,358)	$(404,544)

12.	Stock Repurchase Program

Purchases of Coach’s common stock are made subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock remain authorized and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

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

The Company did not repurchase any shares during the third quarter of fiscal 2013. During the third quarter of fiscal 2012, the Company repurchased and retired 2,327 shares, or $172,000 of common stock, at an average cost of $73.92 per share. For the first nine months of fiscal 2013 and fiscal 2012, the Company repurchased and retired 7,066 and 8,195 shares, respectively, or $400,000 and $531,000 of common stock, respectively, at an average cost of $56.61 and $64.79 per share, respectively.

In October 2012, Coach’s Board of Directors authorized a $1,500,000 stock repurchase program for future stock repurchases through June 2015. As of March 30, 2013, Coach had $1,361,627 remaining in the stock repurchase program.

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

14.	Subsequent Events

In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43%. Upon completion of the office tower in 2015, the Company will retain a condominium interest serving as its new corporate headquarters. The Company expects to invest approximately $750,000 over the next three years. Depending on construction progress, the Company’s latest estimate contemplates an investment range of $115,000 to $125,000 in fiscal 2013. The building purchase will be financed by the Company with cash on hand, borrowings under its credit facility and proceeds from the sale of its current headquarters buildings. The joint venture is expected to be accounted for by the equity method, as the Company will be able to influence, but not control, the joint venture.

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

EXECUTIVE OVERVIEW

Coach is a leading American marketer of fine accessories and gifts for women and men. Our product offerings include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach operates in two segments: North America and International. The North America segment includes sales to North American consumers through Coach-operated stores (including Internet sales) and sales to North American wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores in Japan and mainland China (including Internet sales), Hong Kong and Macau, Taiwan, Singapore, Korea, Malaysia and sales to wholesale customers and distributors in over 25 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global business, we continue to focus on two key growth strategies: increased global distribution and improved store sales productivity. To that end we are focused on four key initiatives:

•	Grow our Women’s business in North America and globally by transforming into a lifestyle brand.

•	Leverage the global opportunity for the Coach brand by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia. Outside of Asia, we are developing the brand opportunity as we expand into Europe, South America and Central America.

•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, while drawing on our long heritage in the category. We are leveraging the Men’s opportunity by opening new locations in both full-price and factory, and as a productivity driver with a broadened assortment, dual-gender stores and shop-in-shop store executions.

•	Raise brand awareness and maximize e-commerce sales through our digital strategy. Key elements include coach.com, our global e-commerce sites, third-party flash sites, marketing sites and social networking.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and drive increased cash flows from operating activities. However, the volatile macroeconomic environment, along with intensified competition and a promotional environment has created a challenging retail market. The Company believes long-term growth can still be achieved, in part through a combination of expanded distribution, a focus on innovation to support productivity and disciplined expense control. With a strong balance sheet and significant cash position, we have a business model that generates significant cash flow and we are in a position to invest in our brand while continuing to return capital to shareholders.

SUMMARY - THIRD QUARTER OF FISCAL 2013

The key metrics for the third quarter of fiscal 2013 were:

•	Net sales increased 7.1% to $1,187.6 million.

•	North America sales rose 7.4% to $792.5 million.

o	Comparable store sales increased 1%.

o	Coach opened two Men’s factory stores and one retail store, and closed five retail stores, bringing the total number of retail and factory stores to 352 and 191, respectively, at the end of the third quarter of fiscal 2013.

•	International sales rose 6.4% to $381.5 million, as China continued to achieve double digit comparable store sales.

o	Coach opened one location in China, one location in Korea and closed two locations in Japan. As of the end of the third quarter of fiscal 2013, the Company operated 184 locations in Japan, 118 in China, 49 in Korea, 27 in Taiwan, 10 in Malaysia, and seven in Singapore.

o	International benefited from the results of the Company-operated Korea (47 retail and department stores) and Malaysia (ten retail stores) businesses acquired during the first quarter of fiscal 2013, and the Taiwan (26 retail and department stores) business, acquired during the third quarter of fiscal 2012.

•	Operating income increased 3.3% to $348.5 million.

•	Net income increased 6.2% to $238.9 million.

•	Earnings per diluted share increased 9.5% to $0.84.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2013 COMPARED TO THIRD QUARTER FISCAL 2012

The following table summarizes results of operations for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012:

	Quarter Ended
	March 30, 2013		March 31, 2012		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,187.6	100.0%	$1,109.0	100.0%	$78.6	7.1%

Gross profit	880.2	74.1	818.1	73.8	62.1	7.6

Selling, general and administrative expenses	531.7	44.8	480.6	43.3	51.1	10.6

Operating income	348.5	29.3	337.5	30.4	11.0	3.3

Interest income, net	1.0	0.1	0.3	0.0	0.7	*

Other expense	(1.8)	(0.2)	(1.9)	(0.2)	0.1	*

Provision for income taxes	108.8	9.2	110.8	10.0	(2.0)	(1.8)

Net income	238.9	20.1	225.0	20.3	13.9	6.2

Net income per share:
Basic	$0.85		$0.78		$0.07	8.7%
Diluted	0.84		0.77		0.07	9.5

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, were as follows:

	Quarter Ended
			(unaudited)	Percentage of
	Net Sales			Total Net Sales
	March 30,	March 31,	Rate of	March 30,	March 31,
	2013	2012 (1)	Change	2013	2012 (1)
	(dollars in millions)

North America	$792.5	$737.9	7.4%	66.7%	66.5%
International	381.5	358.6	6.4	32.1	32.3
Other (2)	13.6	12.5	8.8	1.2	1.2
Total net sales	$1,187.6	$1,109.0	7.1	100.0%	100.0%

(1) Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

(2) Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales increased 7.4% to $792.5 million during the third quarter of fiscal 2013 from $737.9 million during the same period in fiscal 2012, primarily driven by new and expanded stores, as well as significant traffic improvement in the Internet business and increased net revenue from wholesale stores, partially offset by the declining traffic in full price and factory stores. Overall, comparable store sales, including the Internet, increased by 1%. Since the end of the third quarter of fiscal 2012, Coach opened two net retail stores and 29 factory stores, including 14 Men’s, and expanded 14 factory stores in North America.

International

Net sales increased 6.4% to $381.5 million in the third quarter of fiscal 2013 from $358.6 million during the same period of fiscal 2012, primarily driven by sales from new and acquisition-related stores and double-digit percentage growth in China comparable store sales. These increases were partially offset by the negative foreign exchange impact of the Yen, which decreased Japan sales by $28.5 million. Net sales include the Company-operated Korea and Malaysia businesses, which were acquired in the first quarter of fiscal 2013, and the Taiwan business, acquired during the third quarter of fiscal 2012. Since the end of the third quarter of fiscal 2012, International opened 44 net new stores (excluding those acquired as a result of the acquisitions), with 33 net new stores in mainland China, Hong Kong and Macau, seven net new stores in Japan and four net new stores in the other regions.

Operating Income

Operating income increased 3.3% to $348.5 million in the third quarter of fiscal 2013 as compared to $337.5 million in the third quarter of fiscal 2012. Operating margin decreased to 29.3% as compared to 30.4% in the same period of the prior year.

Gross profit increased 7.6% to $880.2 million in the third quarter of fiscal 2013 from $818.1 million during the same period of fiscal 2012. Gross margin increased to 74.1%, as compared to 73.8% in the same period of the prior year. The gross margin increases resulting from cost savings and mix were substantially offset by higher promotional activity.

Selling, general and administrative expenses increased 10.6% to $531.7 million in the third quarter of fiscal 2013 as compared to $480.6 million in the third quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses increased to 44.8% during the third quarter of fiscal 2013 as compared to 43.3% during the third quarter of fiscal 2012.

Selling expenses were $362.8 million, or 30.5% of net sales, in the third quarter of fiscal 2013 compared to $328.2 million, or 29.6% of net sales, in the third quarter of fiscal 2012. The dollar increase in selling expenses was due to new store openings and International stores reflecting higher sales. International selling expenses overall increased as a percentage of sales, due to the acquisitions of the Korea, Malaysia and Taiwan businesses and infrastructure investments to support Asia. China store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.

Advertising, marketing, and design costs were $65.5 million, or 5.5% of net sales, in the third quarter of fiscal 2013, compared to $58.8 million, or 5.3% of net sales, during the same period of fiscal 2012. The dollar increase was primarily due to higher creative marketing and digital media expenses, which includes our digital strategy through coach.com. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 26 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness.

Distribution and consumer service expenses were $20.8 million, or 1.8% of net sales, in the third quarter of fiscal 2013, compared to $17.0 million, or 1.5% of net sales, in the third quarter of fiscal 2012. The increase in distribution and consumer service expenses is primarily the result of the increase in Internet purchases, resulting in increased packaging and shipping expense per dollar of sales.

Administrative expenses were $82.6 million, or 7.0% of net sales, in the third quarter of fiscal 2013 compared to $76.5 million, or 6.9% of net sales, during the same period of fiscal 2012.

Provision for Income Taxes

The effective tax rate was 31.3% in the third quarter of fiscal 2013, as compared to the 33.0% effective tax rate in the third quarter of fiscal 2012. The lower effective tax rate in fiscal 2013 is primarily due to the quarter impact of adjusting the estimated full year rate to 32.4% for fiscal 2013. The decrease in the fiscal 2013 tax rate reflects a shift in geographical sales mix.

Net Income

Net income was $238.9 million in the third quarter of fiscal 2013 as compared to $225.0 million in the third quarter of fiscal 2012. This increase was primarily due to the flow through of higher operating income and lower effective tax rate.

Net Income per Diluted Share

Net income per diluted share grew 9.5% to $0.84 in the third quarter of fiscal 2013 as compared to $0.77 in the third quarter of fiscal 2012. This growth reflected leverage due to repurchases of Coach’s common stock, in addition to higher net income.

SUMMARY - NINE MONTHS OF FISCAL 2013

The key metrics for the nine months of fiscal 2013 were:

•	Net sales increased 6.8% to $3.85 billion.

•	North America sales rose 4.6% to $2.65 billion.

o	Comparable store sales increased 1%.

o	Coach opened 22 new factory stores including nine Men’s, bringing the total number of retail and factory stores to 352 and 191, respectively, at the end of the third quarter of fiscal 2013.

•	International sales rose 11.0% to $1.15 billion, as China continued to achieve double digit comparable store sales.

o	Coach opened 22 net locations in China and four net locations in Japan. As of the end of the third quarter of fiscal 2013, the Company operated 184 locations in Japan, 118 in China, 49 in Korea, 27 in Taiwan, 10 in Malaysia, and seven in Singapore.

o	International benefited from the results of the Company-operated Korea (47 retail and department stores) and Malaysia (ten retail stores) businesses acquired during the first quarter of fiscal 2013, and the Taiwan (26 retail and department stores) business, acquired during the third quarter of fiscal 2012.

•	Operating income increased 4.0% to $1.21 billion.

•	Net income increased 3.3% to $813.1 million.

•	Earnings per diluted share increased 6.3% to $2.84.

FIRST NINE MONTHS FISCAL 2013 COMPARED TO FIRST NINE MONTHS FISCAL 2012

The following table summarizes results of operations for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Note that these results should be read in conjunction with the “Non-GAAP Measures” discussion on Pages 37-38:

	Nine Months Ended
	March 30, 2013		March 31, 2012		Variance
	(dollars in millions, except per share data)
	(unaudited)
		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$3,852.7	100.0%	$3,608.0	100.0%	$244.7	6.8%

Gross profit	2,810.7	73.0	2,627.9	72.8	182.8	7.0

Selling, general and administrative expenses	1,604.0	41.6	1,467.6	40.7	136.4	9.3

Operating income	1,206.8	31.3	1,160.4	32.2	46.4	4.0

Interest income, net	1.3	0.0	0.4	0.0	0.9	*

Other expense	(5.3)	(0.1)	(5.2)	(0.1)	(0.1)	*

Provision for income taxes	389.7	10.1	368.1	10.2	21.6	5.9

Net income	813.1	21.1	787.5	21.8	25.6	3.3

Net income per share:
Basic	$2.88		$2.73		$0.15	5.5%
Diluted	2.84		2.67		$0.17	6.3

* - Percentage change is not meaningful

Net Sales

Net sales by business segment in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, were as follows:

	Nine Months Ended
			(unaudited)	Percentage of
	Net Sales			Total Net Sales
	March 30,	March 31,	Rate of	March 30,	March 31,
	2013	2012 (1)	Change	2013	2012 (1)
	(dollars in millions)

North America	$2,652.8	$2,536.3	4.6%	68.9%	70.3%
International	1,154.4	1,039.8	11.0	30.0	28.8
Other (2)	45.5	31.9	42.6	1.1	0.9
Total net sales	$3,852.7	$3,608.0	6.8	100.0%	100.0%

(1) Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.

(2) Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales increased 4.6% to $2,652.8 million during the first nine months of fiscal 2013 from $2,536.3 million during the same period in fiscal 2012, primarily driven by sales from new and expanded stores and a 1% increase in comparable store sales, partially offset by decreased shipments into wholesale stores. Significant traffic improvement in the North American Internet business drove the comparable store sales increase. Since the end of the first nine months of fiscal 2012, Coach opened two net retail stores and 29 factory stores, including 14 Men’s, and expanded 14 factory stores in North America. The Company’s licensing relationship with Jimlar in the footwear category extends through fiscal 2015.

International

Net sales increased 11.0% to $1,154.4 million in the first nine months of fiscal 2013 from $1,039.8 million during the same period of fiscal 2012, primarily driven by sales from new and acquisition-related stores, double-digit percentage growth in China comparable store sales and increased shipments to international wholesale customers, driven by expanded distribution. These increases were partially offset by the negative foreign exchange impact of the Yen, which decreased Japan sales by $42.1 million. The first nine months of fiscal 2013 results include net sales of the Company-operated Korea and Malaysia businesses, which were acquired in the first quarter of fiscal 2013, and the Taiwan business, acquired during the third quarter of fiscal 2012. Since the end of the first nine months of fiscal 2012, International opened 44 net new stores (excluding those acquired as a result of the acquisitions), with 33 net new stores in mainland China, Hong Kong and Macau, seven net new stores in Japan and four net new stores in the other regions.

Operating Income

Operating income increased 4.0% to $1.21 billion in the first nine months of fiscal 2013 as compared to $1.16 billion in the first nine months of fiscal 2012. Operating margin decreased to 31.3% as compared to 32.2% in the same period of the prior year. Excluding items affecting comparability of $20.3 million in the first nine months of fiscal 2012, operating income was $1.18 billion, or operating margin was 32.7%, in the first nine months of fiscal 2012.

Gross profit increased 7.0% to $2.81 billion in the first nine months of fiscal 2013 from $2.63 billion during the same period of fiscal 2012. Gross margin in the first nine months of fiscal 2013 increased to 73.0% as compared to 72.8% in the same period of the prior year, despite the impact of the higher cost of inventory in connection with the acquisitions. The gross margin increases resulting from cost savings and mix were substantially offset by higher promotional activity.

Selling, general and administrative expenses increased 9.3% to $1.60 billion in the first nine months of fiscal 2013 as compared to $1.47 billion in the first nine months of fiscal 2012, driven primarily by increased selling expenses in connection with the Korea, Malaysia and Taiwan business acquisitions. As a percentage of net sales, selling, general and administrative expenses increased to 41.6% during the first nine months of fiscal 2013 as compared to 40.7% during the first nine months of fiscal 2012, reflecting investment in our growing international businesses. Excluding items affecting comparability of $20.3 million in the first nine months of fiscal 2012, selling, general and administrative expenses were $1.45 billion, or 40.1% as a percentage of net sales, in the first nine months of fiscal 2012.

Selling expenses were $1.13 billion, or 29.4% of net sales, in the first nine months of fiscal 2013 compared to $1.00 billion, or 27.8% of net sales, in the first nine months of fiscal 2012. The dollar increase in selling expenses was due to International stores reflecting higher sales and new store openings, and higher North American store and Internet expenses reflecting higher sales. International selling expenses overall increased as a percentage of sales, due to the acquisitions of the Korea, Malaysia and Taiwan businesses and infrastructure investments to support Asia. China store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.

Advertising, marketing, and design costs were $200.9 million, or 5.2% of net sales, in the first nine months of fiscal 2013, compared to $186.2 million, or 5.2% of net sales, during the same period of fiscal 2012. The dollar increase was primarily due to creative and design expenditures and marketing expenses related to consumer communications, which includes our digital strategy through coach.com, the launch of our Legacy line, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 26 countries, social networking and blogs as cost-effective consumer communication opportunities to increase on-line and store sales and build brand awareness. Also contributing to the increase were new design expenditures and development costs for new merchandising initiatives.

Distribution and consumer service expenses were $64.7 million, or 1.7% of net sales, in the first nine months of fiscal 2013, compared to $51.0 million, or 1.4% of net sales, in the first nine months of fiscal 2012. The increase in distribution and consumer service expenses is primarily the result of the change in sales mix of Internet purchases, resulting in increased packaging and shipping expense per dollar of sales.

Administrative expenses were $205.4 million, or 5.3% of net sales, in the first nine months of fiscal 2013 compared to $227.6 million, or 6.3% of net sales, during the same period of fiscal 2012. The decrease is due to the absence of a charitable contribution in the current fiscal period, as well as leveraging of administrative expenses over the increased sales base. Excluding items affecting comparability of $20.3 million in the first nine months of fiscal 2012, administrative expenses were $207.3 million, or 5.7% as a percentage of net sales, in the first nine months of fiscal 2012.

Provision for Income Taxes

The effective tax rate was 32.4% in the first nine months of fiscal 2013, as compared to the 31.9% effective tax rate in the first nine months of fiscal 2012. During the first nine months of fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable completion of a multi-year transfer pricing agreement with Japan, which resulted in the lower effective tax rate for the first nine months of fiscal 2012. Excluding items affecting comparability, the effective tax rate was 33.0% for the first nine months of fiscal 2012. The lower effective tax rate in fiscal 2013 is primarily due to the change in geographical sales mix.

Net Income

Net income increased 3.3% to $813.1 million in the first nine months of fiscal 2013 as compared to $787.5 million in the first nine months of fiscal 2012. This increase was primarily due to the flow through of higher operating income.

Net Income per Diluted Share

Net income per diluted share grew 6.3% to $2.84 in the first nine months of fiscal 2013 as compared to $2.67 in the nine months of fiscal 2012. This growth reflected leverage due to repurchases of Coach’s common stock and flow through of higher net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s cash and cash equivalents decreased $40.9 million during the first nine months of fiscal 2013, compared to an increase of $229.9 million in the first nine months of fiscal 2012. The $270.8 million period over period decrease is primarily the result of financing and investing activities, partially offset by increased cash from operating activities.

Net cash provided by operating activities was $1,039.4 million in the first nine months of fiscal 2013 compared to $938.9 million in the first nine months of fiscal 2012. The increase of $100.5 million was due to $42.5 million of higher net income adjusted for non-cash depreciation. Overall, changes in working capital accounts resulted in a net $22.8 million source of cash in the current year period, as compared to $16.5 million in the prior year period. Changes in inventory balances resulted in a cash outflow of $9.4 million in the current year period as compared to $64.3 million in the prior fiscal period. This period over period change was driven by the lower inventory balances at the end of fiscal 2011. Changes in accrued liabilities balances resulted in a cash inflow of $39.9 million in the current fiscal period as compared to $92.7 million in the prior period, with the period over period change primarily driven by the timing and amounts of certain expenses, including Coach Foundation contributions, accrued bonus and tax payments.

Net cash used in investing activities was $374.6 million in the first nine months of fiscal 2013 compared to $172.8 million in the first nine months of fiscal 2012, with the increase of $201.8 million driven by purchases of investments and higher planned capital investment. During fiscal 2013, the Company invested $100.2 million in a corporate debt securities portfolio through one of its subsidiaries outside of the U.S., consisting of high-credit quality U.S. and non-U.S. issued corporate debt securities, and $50.0 million in time deposits, with no similar investment activity in the prior fiscal year period. Purchases of property and equipment were $159.9 million in the first nine months of fiscal 2013, or $48.4 million higher than the first nine months of fiscal 2012, reflecting planned increased capital investment.

Net cash used in financing activities was $697.5 million in the first nine months of fiscal 2013, or an increase of $166.8 million as compared to the prior fiscal year period. This net increase was primarily attributable to $144.1 million higher dividend payments and lower proceeds from share-based awards, partially offset by $131.0 million lower expenditures for common stock repurchases. The higher dividend payments were due to timing and an increased dividend rate per share. The Company received $113.1 million less net proceeds from share-based awards and $40.5 million less excess tax benefits, both resulting from decreased option exercises in the current year period.

Revolving Credit Facilities

On June 18, 2012, the Company established a $400.0 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with an original expiration date of June 2017. On March 26, 2013, the Company amended the JP Morgan facility to expand available aggregate revolving commitments to $700.0 million and to extend the maturity date to March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements or general corporate purposes of the Company and its subsidiaries and may be prepaid without penalty or premium. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be expanded to $1.0 billion. As of March 30, 2013, there were no outstanding borrowings on the JP Morgan facility.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% and (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach will pay a commitment fee on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At March 30, 2013, the commitment fee was 7.5 basis points.

The JP Morgan facility contains various covenants and customary events of default. Coach has been in compliance with all covenants of the facility since its inception.

As of March 30, 2013, Coach Japan had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 6.0 billion yen, or approximately $64 million. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During the first nine months of fiscal 2013, there were no borrowings under these facilities.

As of March 30, 2013, Coach Shanghai Limited had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63.0 million Chinese renminbi, or approximately $10 million. Interest is based on the People's Bank of China rate. During the first nine months of fiscal 2013, there were no borrowings under this facility.

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

During the first nine months of fiscal 2013 and fiscal 2012, the Company repurchased and retired 7.1 million and 8.2 million shares respectively, or $400.0 million and $531.0 million of common stock, respectively, at an average cost of $56.61 and $64.79 per share, respectively. As of March 30, 2013, Coach had $1,361.6 million remaining in the stock repurchase program.

Capital Expenditures and Working Capital

In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43%. Upon completion of the office tower in 2015, the Company will retain a condominium interest serving as its new corporate headquarters. The Company expects to invest approximately $750 million over the next three years. Depending on construction progress, the Company’s latest estimate contemplates an investment range of $115 million to $125 million in fiscal 2013, of which approximately $30 million was included in the $250 million of forecasted capital expenditures. The balance is considered an investment in the joint venture. The building purchase will be financed by the Company with cash on hand, borrowings under its credit facility and proceeds from the sale of its current headquarters buildings. The joint venture is expected to be accounted for by the equity method, as the Company will be able to influence, but not control, the joint venture.

Management believes that cash flow from operations, on hand cash, cash equivalents and its credit lines will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, dividend payments and the common stock repurchase program. Any future acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

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

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, working capital requirements are reduced substantially as Coach generates greater consumer sales and collects wholesale accounts receivable. During the first nine months of fiscal 2013, Coach purchased approximately $1.05 billion of inventory, which was funded by operating cash flow.

NON-GAAP MEASURES

FISCAL 2012 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

The Company’s reported results are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The reported SG&A expenses, operating income and provision for income taxes for the nine months ended March 31, 2012 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these periods to exclude the impact of these items.

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

Charitable Contributions and Tax Adjustments

During the first nine months of fiscal 2012, the Company decreased the provision for income taxes by $12.4 million, primarily as a result of recording the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws and the favorable settlement of a multi-year transfer pricing agreement with Japan. The Company used the tax favorability to contribute $20.3 million to the Coach Foundation. The Company believes that both the charitable contribution and tax favorability should be excluded to reflect our ongoing business operations. This exclusion is consistent with the way management views its results and is the basis on which incentive compensation was calculated for fiscal 2012.

The following table provides a reconciliation of the GAAP to Non-GAAP measures for the periods presented:

		Nine Months Ended
	March 30, 2013	March 31, 2012
	GAAP Basis	GAAP Basis	Tax	Charitable	Non-GAAP Basis
	(As Reported)	(As Reported)	Adjustment	Contribution	(Excluding Items)
		(dollars in millions, except per share data)

Selling, general and administrative expenses	$1,604.0	$1,467.6	$0.0	$20.3	$1,447.3

Operating income	$1,206.8	$1,160.4	$0.0	$(20.3)	$1,180.7

Income before provision for income taxes	$1,202.8	$1,155.6	$0.0	$(20.3)	$1,175.9

Provision for income taxes	$389.7	$368.1	$(12.4)	$(7.9)	$388.4

Net income	$813.1	$787.5	$12.4	$(12.4)	$787.5

Diluted Net income per share	$2.84	$2.67	$0.04	$(0.04)	$2.67

Currency Fluctuation Effects

The percentage and U.S. dollar increase in sales in the third quarter and first nine months of fiscal 2013 have been presented both including and excluding currency fluctuation effects from translating the Japanese Yen into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these important performance measures of significant year-over-year currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 30, 2012 are those that depend most heavily on these judgments and estimates. As of March 30, 2013, there have been no material changes to any of the critical accounting policies contained therein.

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

Coach operates in foreign countries, which exposes the Company to translation and transaction risks associated with foreign exchange rate fluctuations. In addition, the Company’s financial instruments are subject to market risk arising from interest rate fluctuations. These inherent market risks, which represents potential loss in fair value, earnings or cash flows, arises from adverse changes in these foreign currency exchange rates or interest rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The use of derivative financial instruments is in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

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

Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. However, Coach is exposed to market risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. Coach Japan and Coach Canada enter into certain foreign currency derivative contracts, primarily zero-cost collar options, to manage these risks. As of March 30, 2013 and June 30, 2012, open foreign currency forward contracts designated as hedges with a notional amount of $66.5 million and $310.9 million, respectively, were outstanding.

Substantially all of Coach’s fiscal 2013 non-licensed product needs are purchased from independent manufacturers in countries other than the United States, including China, Vietnam, India, Philippines, Thailand, Taiwan, Italy, Ecuador, France and Great Britain. Additionally, sales are made through international channels to third party distributors.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total principal amount of $296.9 million and $286.4 million as of March 30, 2013 and June 30, 2012, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is May 2014. As of March 30, 2013 and June 30, 2012, the total notional values of outstanding forward exchange and cross-currency swap contracts were $193.0 million and $206.6 million, respectively.

The fair value of open foreign currency derivatives included in current assets at March 30, 2013 and June 30, 2012 was $10.7 million and $1.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at March 30, 2013 and June 30, 2012 was $0.6 million and $4.1 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

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

At March 30, 2013, the Company’s short-term investments, classified within current assets on the consolidated balance sheet, consisted of $50.0 million of time deposits with original maturities ranging from four to six months, and $2.1 million of corporate debt securities with maturities in early calendar year 2014. The Company held no short-term investments at June 30, 2012.

The Company’s non-current investments, classified as available-for-sale consisted of a $6.0 million auction rate security at both March 30, 2013 and June 30, 2012, as the auction rate securities’ adjusted book value equaled its fair value. There were no unrealized gains or losses associated with this investment.

Beginning with the second quarter of fiscal 2013, the Company’s investment portfolio also consisted of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, with a fair value of $99.8 million at March 30, 2013. These securities have maturity dates between calendar years 2014 and 2016. At March 30, 2013, $2.1 million of these securities were included in short-term investments within current assets, and $97.7 million were included as non-current investments within other assets in the consolidated balance sheet. Unrealized gains and losses are recorded within other comprehensive income.

The Company’s cash and cash equivalents of $876.4 million and $917.2 million at March 30, 2013 and June 30, 2012, respectively, consist of a cash equivalent portfolio primarily comprised of corporate debt securities and U.S. government and agency securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, cash equivalents are classified as held-to-maturity and stated at amortized cost.

As of March 30, 2013, the Company had no outstanding borrowings on its JP Morgan facility, the Coach Japan credit facility, and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

As of March 30, 2013, Coach’s outstanding debt, including the current portion, was $22.6 million. A hypothetical 10% change in the interest rate applied to the fair value of debt would not have a material impact on earnings or cash flows of Coach.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of March 30, 2013.

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

Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We could experience cost overruns and disruptions to our operations in connection with the construction of, and relocation to, our new global corporate headquarters.

The Company has entered into various agreements relating to the development of the Company’s new global corporate headquarters in a new office building to be located at the Hudson Yards development site in New York City. Construction of the new building has commenced and occupancy in the new global headquarters is currently expected to take place in 2015. The aggregate cost of the new global headquarters, including, but not limited to, land costs, development fees, build-out fees and transactions expenses is expected to be approximately $750 million over the next three years. Depending on construction progress, the Company’s latest estimate contemplates an investment range of $115 million to $125 million in fiscal 2013. The new global corporate headquarters will be financed by the Company with cash on hand, borrowings under its credit facility and proceeds from the sale of its current headquarters building.

Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, together with the fact that we are in the early stages of construction of the project, certain of the costs associated with this project may be higher than estimated and it may take longer than expected to complete the project. In addition, the process of moving our headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business. In addition, we cannot give any assurance that our developer will complete its obligations in a timely manner or at all or how changes in the overall development of the Hudson Yards project may impact the development of, or value of, the building in which our new global headquarters will be located. Further, our developer has financing, construction and development obligations to parties other than us, and we cannot give any assurance as to how those obligations may impact the development of the project.

The ownership of real property, such as the new global corporate headquarters, also subjects us to various other risks, including, among others:

-	the possibility of environmental contamination and the costs associated with correcting any environmental problems;

-	the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the new building as a result of fire, floods, or other natural disasters; and

-	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchases during the third quarter of fiscal 2013 were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
	(in thousands, except per share data)

Period 7 (12/30/2012 - 2/2/2013)	-	$-	-	$1,361,627
Period 8 (2/3/2013 - 3/2/2013)	-	-	-	1,361,627
Period 9 (3/3/2013 - 3/30/2013)	-	-	-	1,361,627
Total	-		-

(1)	The Company repurchases its common stock under repurchase programs that were approved by the Board of Directors as follows:

Date Stock Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

On May 3, 2013, the Company and Michael Tucci, the Company’s President, North American Group, entered into an amendment to Mr. Tucci’s employment agreement with the Company dated as of November 8, 2005, and as amended August 5, 2008, December 23, 2008, and May 7, 2012. The amendment reduced the advance notice period from 180 days to 30 days for the written notice that either party must give the other for non-extension of the employment agreement. The amendment also reduced the notice period under which Mr. Tucci may resign his employment without Good Reason (as such term is defined in Mr. Tucci’s employment agreement) from 180 days to 30 days. Except as otherwise described, all of the remaining terms of Mr. Tucci’s employment agreement will remain in effect. The foregoing summary is qualified in its entirety by the terms of the actual amendment, which will be filed as an exhibit to the Company’s next report on Form 10-K.

ITEM 6.	Exhibits

(a)	Exhibits

10.1	Letter Agreement dated as of February 13, 2013 between the Company and Mr. Luis, which is incorporated by reference from Exhibit 10.1 to Coach’s current Report on Form 8-K filed on February 15, 2013

10.2*	Amendment No. 1 to the Revolving Credit Agreement, dated as of March 26, 2013, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*     Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name:	Jane Nielsen
Title:	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: May 7, 2013

