Form 10-K
period 2013-06-29
COACH INC
filed 2013-08-22
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 28, 2012 (the last business day of the most recently completed second fiscal quarter) was approximately $15.1 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On August 2, 2013, the Registrant had 281,933,908 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III, Items 10 – 14

COACH, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This document and the documents incorporated by reference in this document contain certain forward-looking statements based on management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “may,” “will,” “should,” “expect,” “confidence,” “trends,” “intend,” “estimate,” “on track,” “are positioned to,” “on course,” “opportunity,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In this Form 10-K, references to “Coach,” “we,” “our,” “us” and the “Company” refer to Coach, Inc., including consolidated subsidiaries. The fiscal years ended June 29, 2013 (“fiscal 2013”), June 30, 2012 (“fiscal 2012”) and July 2, 2011 (“fiscal 2011”) were each 52-week periods. The fiscal year ending June 28, 2014 (“fiscal 2014”) will be also be a 52-week period.

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

Coach’s international expansion strategy is to enter into joint ventures and distributor relationships to build market presence and capability. To further accelerate brand awareness, aggressively grow market share and to exercise greater control of our brand, Coach may subsequently acquire its partner’s interests.

•	In June 2001, Coach Japan was initially formed as a joint venture with Sumitomo Corporation. On July 1, 2005, we purchased Sumitomo’s 50% interest in Coach Japan.
•	In fiscal 2011, the Company purchased a non-controlling interest in a joint venture with Hackett Limited to expand the Coach business in Europe. Through the joint venture, the Company opened retail locations in Spain, Portugal and Great Britain in fiscal 2011, in France and Ireland in fiscal 2012 and in Germany in fiscal 2013. In July 2013 (fiscal 2014), the Company purchased Hackett Limited’s 50% interest in the joint venture.
•	Coach acquired the domestic retail businesses from its distributors as follows:
■	Fiscal 2009: Hong Kong, Macau and mainland China (“Coach China”).
■	Fiscal 2012: Singapore and Taiwan.
■	Fiscal 2013: Malaysia and Korea.

FINANCIAL INFORMATION ABOUT SEGMENTS

See the Segment Information note presented in the Notes to the Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

Coach has grown from a family-run workshop in a Manhattan loft to a leading American marketer of fine accessories and gifts for women and men. Coach is one of the most recognized fine accessories brands in the U.S. and in targeted international markets. We offer premium lifestyle accessories to a loyal and growing customer base and provide consumers with fresh, compelling and innovative products that are extremely well made, at an attractive price. Coach’s modern, fashionable handbags and accessories use a broad range of high quality leathers, fabrics and materials. In response to our customer’s demands for both fashion and function, Coach offers updated styles and multiple product categories which address an increasing share of our customer’s accessory wardrobe. Coach has created a sophisticated, modern and inviting environment to showcase our product assortment and reinforce a consistent brand positioning wherever the consumer may shop. We utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing us to bring our broad range of products to market rapidly and efficiently.

Coach offers a number of key differentiating elements that set it apart from the competition, including:

A Distinctive Brand — The Coach brand represents a blend of classic American style with a distinctive New York spirit, offering a design that is known for a distinctive combination of style and function. Coach offers accessible luxury products that are relevant, extremely well made and provide excellent value.

A Market Leadership Position With Growing Global Share — Coach is a global leader in premium handbags and accessories. In North America, Coach is the leading brand. In Japan, Coach is the leading imported luxury handbag and accessories brand by units sold. Coach is also gaining traction in China, other Asian markets, Europe, and Latin America.

A Loyal And Involved Consumer — Coach consumers have a strong emotional connection with the brand. Part of the Company’s everyday mission is to cultivate consumer relationships by strengthening this emotional connection.

A Multi-Channel Global Distribution Model — Coach products are available in image-enhancing locations globally wherever our consumer chooses to shop including: retail stores and factory outlets, directly operated shop-in-shops, online, and department and speciality stores. This allows Coach to maintain a dynamic balance as results do not depend solely on the performance of a single channel or geographic area.

Innovation And A Consumer-Centric Focus — Coach listens to its consumer through rigorous consumer research and strong consumer orientation. To truly understand globalization and its impact on Coach, we also need to understand the local context in each market, learning about our consumer wherever Coach is sold. Coach works to anticipate the consumer’s changing needs by keeping the product assortment fresh and compelling.

We believe our unique positioning, characterized by these differentiating elements, is a key competitive advantage. We hold the number one position within the U.S. premium handbag and accessories market and the number two position within the Japanese imported luxury handbag and accessories market.

PRODUCTS

Coach's product offerings include women’s and men’s bags, accessories, footwear, wearables, jewelry, travel bags, sunwear, watches and fragrance. The following table shows the percent of net sales that each product category represented:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Women's Handbags	58%	61%	63%
Women's Accessories	23	24	25
Men's	11	8	5
All Other Products	8	7	7
Total	100%	100%	100%

Women’s Handbags — Women’s handbag collections feature classically inspired designs as well as fashion designs. Typically, there are three to four collections per quarter and four to seven styles per collection. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.

Women’s Accessories — Women’s accessories include small leather goods and novelty accessories. Women’s small leather goods, which complement our handbags, include money pieces, wristlets and cosmetic cases. Key rings and charms are also included in this category.

Men’s — Men’s bag collections include business cases, computer bags, messenger-style bags and totes. Men’s small leather goods consist primarily of wallets, card cases and belts. Novelty accessories include time management and electronic accessories.

All Other Products consist of the following:

Footwear — Jimlar Corporation (“Jimlar”) has been Coach's footwear licensee since 1999. Footwear is distributed through select Coach retail stores, coach.com and about 1,050 U.S. department stores and military locations. Footwear sales are comprised primarily of women’s styles.

Wearables — This category is comprised of scarves, jackets, gloves and hats, including both cold weather and fashion. The assortment is primarily women's and contains a fashion assortment in all components of this category.

Jewelry — This category is comprised of bracelets, necklaces, rings and earrings offered in sterling silver, leather and non-precious metals.

Travel Bags — The travel collections are comprised of luggage and related accessories, such as travel kits and valet trays.

Sunwear — Luxottica Group SPA (“Luxottica”) has been Coach’s eyewear licensee since 2012. This collection is a collaborative effort that combines the Coach aesthetic for fashion accessories with the latest fashion directions in sunglasses. Coach sunglasses are sold in Coach retail stores and coach.com, department stores, select sunglass retailers and optical retailers in major markets.

Watches — Movado Group, Inc. (“Movado”) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by the women's collections with select men's styles.

Fragrance — Starting in the spring of 2010, Estée Lauder Companies Inc. (“Estée Lauder”), through its subsidiary, Aramis Inc., became Coach's fragrance licensee. Fragrance is distributed through Coach retail stores, coach.com, about 4,660 U.S. department and specialty stores and 1,400 international locations. Coach offers four women’s fragrance collections and one men’s fragrance collection. The women's fragrance collections include eau de perfume spray, eau de toilette spray, purse spray, body lotion and body splashes.

DESIGN AND MERCHANDISING

In fiscal 2013, Reed Krakoff, President, Executive Creative Director, announced his intention to not renew his contract and it is expected that in the first quarter of fiscal year 2014 he will depart from the Company in connection with the sale of the Reed Krakoff business. In June 2013, the Company announced that Stuart Vevers will assume the position of Executive Creative Director, joining Coach in the first quarter of fiscal 2014.

Coach's New York-based design team is responsible for conceptualizing and directing the design of all Coach products. Designers have access to Coach's extensive archives of product designs created over the past 70 years, which are a valuable resource for new product concepts. Coach designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify business opportunities that help guide each season's design process. Merchandisers also analyze, edit, add and delete products to maximize sales across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists help Coach execute design concepts that are consistent with the brand's strategic direction.

Coach's design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear, eyewear and fragrance) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with the Coach brand.

SEGMENTS

In fiscal 2013, the Company changed its reportable segments to a geographic focus, recognizing the expansion and growth of sales through its international markets. This is consistent with organizational changes announced during fiscal 2012.

Prior to this change, the Company was organized and reported its results based on directly-operated and indirect business units. The Company has recently experienced substantial growth in its international business, while at the same time has converted formerly wholesale businesses in several key markets such as China, Taiwan and Korea to Company-operated businesses. Reflecting this growth and corresponding declines in indirect businesses relative to Company-operated, the Company implemented a realignment of its business units based on geography, consistent with the organizational changes.

In fiscal 2013, the Company’s operations reflect five operating segments aggregated into two reportable segments:

•	North America, which includes sales to North American consumers through Company-operated stores, including the Internet, and sales to wholesale customers and distributors.
•	International, which includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong, Macau, Singapore, Taiwan, Malaysia and Korea and sales to wholesale customers and distributors in 25 countries.

North America Segment

The North America segment consists of direct-to-consumer and indirect channels, and includes sales to consumers through Company-operated stores, including the Internet, and sales to wholesale customers and distributors. This segment represented approximately 69% of Coach's total net sales in fiscal 2013.

North American Retail Stores — Coach stores are located in regional shopping centers and metropolitan areas throughout the U.S. and Canada. The retail stores carry an assortment of products depending on their size and location and customer preferences. Our flagship stores, which offer the broadest assortment of Coach products, are located in high-visibility locations such as New York, Chicago and San Francisco.

Our stores are sophisticated, sleek, modern and inviting. They showcase the world of Coach and enhance the shopping experience while reinforcing the image of the Coach brand. The modern store design creates a distinctive environment to display our products. Store associates are trained to maintain high standards of visual presentation, merchandising and customer service. The result is a complete statement of the Coach effortless New York style at the retail level.

The number of Coach retail stores and their total and average square footage has remained relatively constant over the last three fiscal years:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Retail stores	351	354	345
Net (decrease) increase vs. prior year	(3)	9	3
% (decrease) increase vs. prior year	(0.8)%	2.6%	0.9%
Retail square footage	952,422	959,099	936,277
Net (decrease) increase vs. prior year	(6,677)	22,822	6,697
% (decrease) increase vs. prior year	(0.7)%	2.4%	0.7%
Average square footage	2,713	2,709	2,714

As we continue to optimize our current real estate positions at lease term over the next few years, the Company expects to close underperforming doors and expand locations in key markets, resulting in a slight decrease in total square footage and a slight increase in average store square footage.

North American Factory Stores — Coach's factory stores serve as an efficient means to sell manufactured-for-factory-store product, including factory exclusives, as well as discontinued and irregular inventory outside the retail channel. These stores operate under the Coach name and are geographically positioned primarily in established outlet centers that are generally more than 30 miles from major markets.

Coach’s factory store design, visual presentations and customer service levels support and reinforce the brand's image. Through these factory stores, Coach targets value-oriented customers.

The expansion in the number of North America Coach factory stores and their total and average square footage is shown in the following table:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Factory stores	193	169	143
Net increase vs. prior year	24	26	22
% increase vs. prior year	14.2%	18.2%	18.2%
Factory square footage	982,202	789,699	649,094
Net increase vs. prior year	192,503	140,605	100,297
% increase vs. prior year	24.4%	21.7%	18.3%
Average square footage	5,089	4,673	4,539

Over the next few years, we expect to see continued growth in factory store square footage, driven both by new distribution and expansions as we right size our most productive doors to accommodate broader expression of lifestyle assortment and increased volume.

Internet — Coach views its website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness. With approximately 74 million unique visits to the e-commerce websites in fiscal 2013, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Our e-commerce programs also include our invitation-only factory flash site and third-party flash sites.

U.S. Wholesale — Coach began as a U.S. wholesaler to department stores and this channel remains a part of our overall consumer reach. Today, we work closely with our partners to ensure a clear and consistent product presentation. Coach enhances its presentation through the creation of shop-in-shops with proprietary Coach fixtures, within the department store environment. Coach custom tailors its assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. While overall U.S. department store sales have slowed over the last few years, the handbag and accessories category has remained strong. The Company continues to closely manage inventories in this channel given the highly promotional environment at point-of-sale. The Company has implemented automatic replenishment with major accounts in an effort to optimize inventory across wholesale doors. Over the next few years, we expect to make significant investment in the elevation of store environments in this channel.

Coach's products are sold in approximately 1,000 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale's), Dillard's, Nordstrom, Saks Fifth Avenue, Lord & Taylor, The Bay, Bon Ton, Belk and Von Maur. Coach products are also available on macys.com, bloomingdales.com, dillards.com, nordstrom.com, lordandtaylor.com, thebay.com, bonton.com, belk.com and vonmaur.com.

International Segment

The International segment includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong, Macau, Singapore, Taiwan, Malaysia and Korea, and sales to wholesale customers and distributors. The International segment represented approximately 31% of total net sales in fiscal 2013.

Our International Markets operate department store shop-in-shop locations and freestanding flagship, retail and factory stores as well as e-commerce websites. Flagship stores, which offer the broadest assortment of Coach products, are located in select shopping districts.

The following table shows the number of international directly-operated locations and their total and average square footage:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Coach Japan:
Locations:	191	180	169
Net increase vs. prior year	11	11	8
% increase vs. prior year	6.1%	6.5%	5.0%
Square footage:	350,994	320,781	303,925
Net increase vs. prior year	30,213	16,856	10,484
% increase vs. prior year	9.4%	5.5%	3.6%
Average square footage	1,838	1,782	1,798
Coach China (including Hong Kong and Macau), Singapore, Taiwan, Malaysia and Korea:
Locations:	218	188	142
Net increase vs. prior year	30	46	41
% increase vs. prior year	16.0%	32.4%	40.6%
Square footage:	417,573	344,615	240,873
Net increase vs. prior year	72,958	103,742	76,351
% increase vs. prior year	21.2%	43.1%	46.4%
Average square footage	1,915	1,833	1,696

Coach Japan plans to open new doors over the next several years, growing low to mid-single digits. The balance of Coach international (China, Asia and Europe) anticipate their owned-retail doors growing low double digit over the next few years.

Coach International — This channel represents sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in emerging markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in 25 countries. Coach's current network of international distributors serves the following domestic and/or travel retail markets: Aruba, Australia, Bahamas, Bahrain, Brazil, China, Colombia, France, Hong Kong, India, Indonesia, Japan, Korea, Kuwait, Macau, Malaysia, Mexico, New Zealand, Panama, Saudi Arabia, Singapore, Taiwan, Thailand, UAE, US & Territories, Venezuela and Vietnam.

For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing less productive stores. Coach's most significant international wholesale customers are the DFS Group, Everrich DFS Corp, Lotte Group, Shilla Group and Vantage Point.

The following table shows the number of international wholesale locations at which Coach products are sold:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
International freestanding stores(1)	42	77	61
International department store locations	87	87	109
Other international locations	54	41	41
Total international wholesale locations	183	205	211

(1)	Decline in fiscal 2013 reflects transition to Company-operated stores due to acquisitions. See Note “Acquisitions.”

Other

Licensing — In our worldwide licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. Licensing revenue of approximately $32.1 million and $28.5 million in fiscal 2013 and fiscal 2012, respectively, is included Other sales. (Other, which is not a reportable segment, consists of sales generated in ancillary channels). The licensing relationships as of June 29, 2013 are as follows:

		Date
Category	Partner	Introduction	Expiration
Footwear	Jimlar	Spring '99	2015
Eyewear	Luxottica	Spring '12	2016
Watches	Movado	Spring '98	2015
Fragrance	Estee Lauder	Spring '10	2015

Products made under license are, in most cases, sold through all of the channels discussed above and, with Coach's approval, these licensees have the right to distribute Coach brand products selectively through several other channels: shoes in department store shoe salons, watches in selected jewelry stores and eyewear and sunwear in selected optical retailers. These venues provide additional, yet controlled, exposure of the Coach brand. Coach's licensing partners pay royalties to Coach on their net sales of Coach branded products. However, such royalties are not material to the Coach business as they currently comprise less than 1% of Coach’s total net sales. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.

MARKETING

Coach’s marketing strategy is to deliver a consistent and relevant message every time the consumer comes in contact with the Coach brand through our communications and visual merchandising. The Coach image is created and executed by our creative marketing, visual merchandising and public relations teams. Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends.

In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. Total expenses related to consumer communications in fiscal 2013 were $102.7 million, approximately 2% of net sales.

Coach’s wide range of direct marketing activities includes email contacts and catalogs targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness, the coach.com website serves as an effective brand communication vehicle by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drives store traffic and enables the collection of customer data.

As part of Coach's direct marketing strategy, the Company uses its database consisting of approximately 19 million households in North America and 8 million households in Asia. Email contacts and direct mail pieces are Coach's principal means of communication and are sent to selected households to stimulate consumer purchases and build brand awareness. The growing number of visitors to the coach.com e-commerce sites in the U.S., Canada, Japan and China provides an opportunity to increase the size of these databases.

In fiscal 2013, Coach had informational websites in Australia, Bahrain, Brazil, Chile, Colombia, France, Hong Kong, Indonesia, Ireland, Korea, Kuwait, Malaysia, Mexico, Panama, Peru, Portugal, Saudi Arabia, Singapore, Spain, Taiwan, Thailand, UAE, United Kingdom, Venezuela and Vietnam. In addition, the Company utilizes and continues to explore new technologies such as blogs and social networking websites, including Twitter, Facebook, and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.

The Company also runs national, regional and local marketing campaigns in support of its major selling seasons.

MANUFACTURING

While all of our products are manufactured by independent manufacturers, we nevertheless maintain control of the supply chain process from design through manufacture. We are able to do this by qualifying raw material suppliers and by maintaining sourcing and quality control management offices in China, Hong Kong, Philippines Vietnam, South Korea and India that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. Over the last several years, we have increased the presence of our senior management in the countries of our manufacturers to enhance control over decision making and ensure the speed with which we bring new product to market is maximized.

These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences. During fiscal 2013, approximately 69% of Coach's total net sales were generated from newly introduced products with no sales in the same quarter the previous year.

Our raw material suppliers, independent manufacturers and licensing partners, must achieve and maintain Coach's high quality standards, which are an integral part of the Coach identity. One of Coach's keys to success lies in the rigorous selection of raw materials. Coach has longstanding relationships with purveyors of fine leathers and hardware. Although Coach products are manufactured by independent manufacturers, we maintain control of the raw materials that are used in all of our products. Compliance with quality control standards is monitored through on-site quality inspections at all independent manufacturing facilities.

Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including China, Vietnam, India, Philippines, Thailand, Italy and the United States. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. During fiscal 2013, one vendor provided approximately 12% of Coach’s total units. No other individual vendor currently provides more than approximately 10% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.

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

To support our growth in China and the region, in fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region while reducing costs. The Company also operates distribution centers, through third-parties, in Japan, China, Hong Kong, Singapore, Taiwan, Malaysia, Korea and the Netherlands.

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

Complementing its ERP system are several other system solutions, each of which Coach believes is suitable for its needs. The data warehouse system summarizes the transaction information and provides a global platform for management reporting. The supply chain management systems support sales, procurement, inventory planning and reporting functions. In North America, product fulfillment is facilitated by Coach's highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach's internet business are supported by Coach’s order management system. Internationally, Coach is integrated with selected third-party providers to provide similar capabilities. Additionally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality.

TRADEMARKS AND PATENTS

Coach owns all of the material worldwide trademark rights used in connection with the production, marketing and distribution of all of its products. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which Coach products are sold. Major trademarks include Coach, Coach and lozenge design, Coach and tag design, Signature C design, Coach Op Art design and The Heritage Logo (Coach Leatherware Est. 1941). Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach's products are covered by design patents or patent applications. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.

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

GOVERNMENT REGULATION

Most of Coach's imported products are subject to, duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that Coach may import into the U.S. and other countries or may impact the cost of such products. Coach is not materially restricted by quotas or other government restrictions in the operation of its business, however customs duties do represent a material part of total product cost. To maximize opportunities, Coach operates complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, the Company operates a direct import business in many countries worldwide. As a result, Coach is subject to stringent government regulations and restrictions with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality and safety of the Company’s products. Coach maintains an internal global trade and customs organization to help manage its import/export activity.

COMPETITION

The premium handbag and accessories industry is highly competitive. The Company competes primarily with European and American luxury and accessible luxury brands as well as private label retailers, including some of Coach’s wholesale customers. Over the last several years the category has grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition also drives consumer interest in this brand loyal category.

The Company further believes that there are several factors that differentiate us from our competitors, including but not limited to: Coach’s strong and differentiated brand, distinctive newness, innovative and high quality products, ability to meet consumer’s changing preferences and our superior customer service.

EMPLOYEES

As of June 29, 2013, Coach employed approximately 17,200 people, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 7,200 and 7,000 were full time and part time employees, respectively, in the retail field in North America; Japan; Hong Kong, Macau, and mainland China; Singapore; Taiwan; Malaysia and Korea. Approximately 70 of Coach’s employees are covered by a collective bargaining agreement. Coach believes that its relations with its employees are good, and has never encountered a strike or work stoppage.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See the Segment Information note presented in the Notes to the Consolidated Financial Statements for geographic information.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our investor website, located at www.coach.com/investors under the caption “SEC Filings”, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

The growth of our business depends on the successful execution of our growth strategies, including our efforts to expand internationally into a global lifestyle brand.

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

Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We currently plan to open additional Coach stores in China, Europe and other international markets, and we have entered into strategic agreements with various partners to expand our operations in South America. In addition, we have recently taken control of certain of our retail operations in Europe and the Asia-Pacific region, including the United Kingdom, Spain, Ireland, Portugal, France and Germany during calendar 2013, and Malaysia and South Korea during calendar year 2012. We do not yet have significant experience directly operating in these countries, and in many of them we face established competitors. Many of these countries have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, and local reporting or legal requirements.

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

We have recently undertaken a transformation to broaden Coach’s brand identification from primarily accessories, to instead being viewed as a global lifestyle brand, anchored in accessories. We plan to achieve this by building upon our strong management and design teams and enhancing and building out the Coach experience through expanded and new product categories, enhanced retail environments and integrated marketing communications. However, there is no assurance that such efforts will be successful in changing the perception of Coach from an accessories brand to a global lifestyle brand. Consequently, if our international expansion plans are unsuccessful, our transformation falls short, or we are unable to retain and/or attract key personnel, our financial results could be materially adversely affected.

Significant competition in our industry could adversely affect our business.

We face intense competition in the product lines and markets in which we operate. Our competitors are European and American luxury brands, as well as private label retailers, including some of Coach’s wholesale customers. There is a risk that our competitors may develop new products or product categories that are more popular with our customers. We may be unable to anticipate the timing and scale of such product introductions by competitors, which could harm our business. Our ability to compete also depends on the strength of our brand, whether we can attract and retain key talent, and our ability to protect our trademarks and design patents. A failure to compete effectively could adversely affect our growth and profitability.

The success of our business depends on our ability to retain the value of the Coach brand and to respond to changing fashion and retail trends in a timely manner.

We believe that the Coach brand, established over 70 years ago, is regarded as America's preeminent designer, producer, and marketer of fine accessories and gifts for women and men. We attribute the prominence of the Coach brand to the unique combination of our original American attitude and design, our heritage of fine leather goods and custom fabrics, our superior product quality and durability and our commitment to customer service. Any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brand with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing and retail environments that appeal to our customers, our sales and results of operations may be negatively impacted. Even if our products do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could adversely impact our business, financial condition, and results of operations.

We face risks associated with operating in international markets.

We operate on a global basis, with approximately 31% of our net sales coming from operations outside of North America. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates,
•	compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, which in general concern the bribery of foreign public officials,
•	political or economic instability or changing macroeconomic conditions in our major markets,
•	natural and other disasters, and
•	changes in legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

We monitor our global foreign currency exposure and in order to minimize the impact on earnings of foreign currency rate movements, we hedge our subsidiaries’ U.S. dollar-denominated inventory purchases in Japan and Canada, as well as Coach’s cross currency denominated intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Sales to our international wholesale customers are denominated in U.S. dollars.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

We believe our trademarks, copyrights, patents, and other intellectual property rights are extremely important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. In spite of our efforts, counterfeiting still occurs and if we are unsuccessful in challenging a third-party’s rights related to trademark, copyright, or patent this could adversely affect our future sales, financial condition, and results of operation. We are aggressive in pursuing entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate measures. We cannot guarantee that the actions we have taken to curb counterfeiting and protect our intellectual property will be adequate to protect the brand and prevent counterfeiting in the future. Our trademark applications may fail to result in registered trademarks or provide the scope of coverage sought. Furthermore, our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associates with defending our intellectual property rights could result in higher operating expenses. Finally, many countries’ laws do not protect intellectual property rights to the same degree as US laws.

Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.

We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers and stores, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. The possibility of a cyber-attack on any one or all of these systems is a serious threat. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

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

In addition, we maintain e-commerce sites in the U.S., Canada, Japan and China and have plans for additional e-commerce sites in other parts of the world. In fiscal 2013, Coach had informational websites in 28 countries. Lastly, our e-commerce programs also include an invitation-only Coach Factory flash sale site and third-party flash sales sites. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (ii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer viruses or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risks inherent in global sourcing activities.

As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of or significant fluctuations in the cost of raw materials,
•	compliance with labor laws and other foreign governmental regulations,
•	imposition of additional duties, taxes and other charges on imports or exports,
•	increases in the cost of labor, fuel, travel and transportation,
•	compliance with our Global Business Integrity Program,
•	compliance with U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products,
•	disruptions or delays in shipments,
•	loss or impairment of key manufacturing or distribution sites,
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model,
•	product quality issues,
•	political unrest, and
•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

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

While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our business. We maintain a distribution center in Jacksonville, Florida, owned and operated by Coach. To support our growth in China and the region, in fiscal 2010 we established an Asia distribution center in Shanghai, owned and operated by a third-party, allowing us to better manage the logistics in this region while reducing costs. We also operate distribution centers, through third-parties, in Japan, China, Hong Kong, Singapore, Taiwan, Malaysia, Korea and the Netherlands. The warehousing of Coach merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could adversely affect our business and operations.

Increases in our costs, such as raw materials, labor or freight could negatively impact our gross margin. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well and it is unlikely such cost pressure will abate if oil prices continue to increase. We may not be able to offset such increases in raw materials, labor or transportation costs through pricing measures or other means.

Our business is subject to increased costs due to excess inventories if we misjudge the demand for our products.

If Coach misjudges the market for its products it may be faced with significant excess inventories for some products and missed opportunities for other products. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brand.

Our North American wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.

Our wholesale business, consisting of the U.S. Wholesale business comprised approximately 5% of total net sales for fiscal 2013. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.

We rely on our licensing partners to preserve the value of our licenses and the failure to maintain such partners could harm our business.

We currently have multi-year agreements with licensing partners for our footwear, sunwear, watches and fragrance products. See Item 1 — “Business — Products” where discussed further. In the future, we may enter into additional licensing arrangements. The risks associated with our own products also apply to our licensed products as well as unique problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant control over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the product categories where we have entered into such licensing arrangements. Further, while we believe that we could replace out existing licensing partners if required, our inability to do so for any period of time could adversely affect our revenues and harm our business.

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

Fluctuations in our tax obligations and effective tax rate may result in volatility of our financial results and stock price.

We are subject to income taxes in many U.S. and foreign jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may result in a settlement which differs from our original estimate. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. Further, proposed tax changes that may be enacted in the future could negatively impact our current or future tax structure and effective tax rates.

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

The Company has entered into various agreements relating to the development of the Company’s new global corporate headquarters in a new office building to be located at the Hudson Yards development site in New York City. The financing, development and construction of the new building is taking place through a joint venture between the Company and the developers. Construction of the new building has commenced and occupancy in the new global headquarters is currently expected to take place in calendar 2015. During fiscal 2013, the Company invested $93.9 million in the Hudson Yards joint venture. The Company expects to invest approximately $440 million in the joint venture over the next three years, with approximately $130 million to $160 million estimated in fiscal 2014, depending on construction progress. Outside of the joint venture, the Company is directly investing in aspects of the new corporate headquarters. In fiscal 2013, $24.8 million was included in capital expenditures and we expect $190 million of additional expenditures over the remaining period of construction. The Company’s allocable share of the joint venture investments and capital expenditures will be financed by the Company with cash on hand, borrowings under its credit facility and approximately $130 million of proceeds from the sale of its current headquarters buildings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, use and size of Coach's distribution, corporate and product development facilities as of June 29, 2013. The majority of the properties are leased, with the leases expiring at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Distribution and consumer service	850,000
New York, New York	Corporate, design, sourcing and product development	433,000	(1)
Carlstadt, New Jersey	Corporate and product development	65,000
Tokyo, Japan	Coach Japan regional management	32,000
Dongguan, China	Sourcing, quality control and product development	27,000
Shanghai, China	Coach China regional management	22,000
Hong Kong	Sourcing and quality control	17,000
Hong Kong	Coach Hong Kong regional management	14,000
Ho Chi Minh City, Vietnam	Sourcing and quality control	11,000
Taipei City, Taiwan	Coach Taiwan regional management	6,000
Hong Kong	Sourcing and quality control	6,000
Singapore	Coach Singapore regional management	3,000
Seoul, South Korea	Sourcing	3,000
Beijing, China	Coach China regional management	3,000
Pampanga, Philippines	Sourcing and quality control	2,400
Chennai, India	Sourcing and quality control	1,300
Long An, Vietnam	Sourcing and quality control	1,000
Luxembourg	Coach regional management	300

(1)	Includes 250,000 square feet related to Coach owned buildings.

As of June 29, 2013, Coach also occupied 351 retail and 193 factory leased stores located in North America, 191 Coach-operated department store shop-in-shops, retail stores and factory stores in Japan, 218 Coach-operated department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau, mainland China, Singapore, Taiwan, Malaysia and Korea. These leases expire at various times through 2025. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured upon premises within Coach’s control and litigation with present or former employees.

As part of Coach’s policing program for its intellectual property rights, from time to time, Coach files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, copyright infringement, unfair competition, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Coach’s intellectual properties.

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

Coach believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on Coach’s business or consolidated financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Coach’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” Coach’s Hong Kong Depositary Receipts have been listed on the Hong Kong Stock Exchange since December 2011 and the issuance from time-to-time of these Hong Kong Depositary Receipts has not been registered under the Securities Act, or with any securities regulatory authority of any state or other jurisdiction of the United States and is being made pursuant to Regulation S of the Securities Act. Accordingly, they may not be re-offered, resold, pledged or otherwise transferred in the United States or to, or for the account of, a “U.S. person” (within the meaning of Regulation S promulgated under the Securities Act), unless the securities are registered under the Securities Act or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, and hedging transactions involving the Hong Kong Depositary Receipts may not be conducted unless in compliance with the Securities Act. No additional common stock was issued, nor capital raised through this listing.

The following table sets forth, for the fiscal periods indicated, the high, low and closing prices per share of Coach’s common stock as reported on the New York Stock Exchange Composite Index.

	High	Low	Closing	Dividends Declared per Common Share
Fiscal 2013 Quarter ended:
September 29, 2012	$63.24	$48.24		$0.300
December 29, 2012	60.33	52.20		0.300
March 30, 2013	61.94	45.87		0.300
June 29, 2013	60.12	48.76	$57.09	0.338
Fiscal 2012 Quarter ended:
October 1, 2011	$69.20	$45.70		$0.225
December 31, 2011	66.54	48.37		0.225
March 31, 2012	79.70	59.74		0.225
June 30, 2012	79.00	55.18	$58.48	0.300

As of August 2, 2013, there were 4,930 holders of record of Coach’s common stock.

Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.

The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2013, to be filed with the Securities and Exchange Commission (The “Proxy Statement”), is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of Coach’s common stock with the cumulative total return of the S&P 500 Stock Index and the “peer set” companies listed below over the five-fiscal-year period ending June 28, 2013, the last trading day of Coach’s most recent fiscal year.

•	The Gap, Inc.,
•	Guess?, Inc.,

•	L Brands, Inc.,
•	PVH Corp.,
•	Ralph Lauren Corporation,
•	Tiffany & Co.,
•	V.F. Corporation, and
•	Williams-Sonoma, Inc.

Coach management selected the “peer set” on an industry/line-of -business basis and believes these companies represent good faith comparables based on their history, size, and business models in relation to Coach, Inc.

	June-08	June-09	June-10	June-11	June-12	June-13
COH	$100.00	$93.33	$128.25	$227.23	$211.03	$210.61
Peer Set	$100.00	$77.18	$117.44	$188.18	$201.95	$286.72
S&P 500	$100.00	$73.79	$84.43	$110.35	$116.36	$140.32

The graph assumes that $100 was invested on June 27, 2008 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a peer set index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Stock Repurchase Program

The Company’s share repurchases during the fourth quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in thousands, except per share data)
Period 10 (3/31/13 – 5/4/13)	—	$—	—	$1,361,627
Period 11 (5/5/13 – 6/1/13)	—	—	—	1,361,627
Period 12 (6/2/13 – 6/29/13)	—	—	—	1,361,627
Total	—		—

(1)	The Company repurchases its common shares under repurchase programs that were approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$1.5 billion	June 2015

ITEM 6. SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 29, 2013 have been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	June 29, 2013(2)(4)	June 30, 2012(2)(4)	July 2, 2011(2)	July 3, 2010	June 27, 2009(2)(4)
Consolidated Statements of Income:
Net sales	$5,075,390	$4,763,180	$4,158,507	$3,607,636	$3,230,468
Gross profit	3,698,148	3,466,078	3,023,541	2,633,691	2,322,610
Selling, general and administrative expenses	2,173,607	1,954,089	1,718,617	1,483,520	1,350,697
Operating income	1,524,541	1,511,989	1,304,924	1,150,171	971,913
Net income	1,034,420	1,038,910	880,800	734,940	623,369
Net income:
Per basic share	$3.66	$3.60	$2.99	$2.36	$1.93
Per diluted share	3.61	3.53	2.92	2.33	1.91
Weighted-average basic shares outstanding	282,494	288,284	294,877	311,413	323,714
Weighted-average diluted shares outstanding	286,307	294,129	301,558	315,848	325,620
Dividends declared per common share(3)	$1.238	$0.975	$0.675	$0.375	$0.075
Consolidated Percentage of Net Sales Data:
Gross margin	72.9%	72.8%	72.7%	73.0%	71.9%
Selling, general and administrative expenses	42.8%	41.0%	41.3%	41.1%	41.8%
Operating margin	30.0%	31.7%	31.4%	31.9%	30.1%
Net income	20.4%	21.8%	21.2%	20.4%	19.3%
Consolidated Balance Sheet Data:
Working capital	$1,348,437	$1,086,368	$859,371	$773,605	$936,757
Total assets	3,531,897	3,104,321	2,635,116	2,467,115	2,564,336
Cash, cash equivalents and investments	1,332,231	923,215	712,754	702,398	806,362
Inventory	524,706	504,490	421,831	363,285	326,148
Long-term debt	485	985	23,360	24,159	25,072
Stockholders' equity	2,409,158	1,992,931	1,612,569	1,505,293	1,696,042

	Fiscal Year Ended(1)
	June 29, 2013(2)(4)	June 30, 2012(2)(4)	July 2, 2011(2)	July 3, 2010	June 27, 2009(2)(4)
Coach Operated Store Data:
North American retail stores	351	354	345	342	330
North American factory stores	193	169	143	121	111
Coach Japan locations	191	180	169	161	155
Coach China, Singapore, Taiwan, Korea and Malaysia locations	218	188	142	101	79
Total stores open at fiscal year-end	953	891	799	725	675
North American retail stores	952,422	959,099	936,277	929,580	893,037
North American factory stores	982,202	789,699	649,094	548,797	477,724
Coach Japan locations	350,994	320,781	303,925	293,441	280,428
Coach China, Singapore, Taiwan, Korea and Malaysia locations	417,573	344,615	240,873	164,522	122,226
Total store square footage at fiscal year-end	2,703,191	2,414,194	2,130,169	1,936,340	1,773,415
Average store square footage at fiscal year-end:
North American retail stores	2,713	2,709	2,714	2,718	2,706
North American factory stores	5,089	4,673	4,539	4,536	4,304
Coach Japan locations	1,838	1,782	1,798	1,823	1,809
Coach China, Singapore, Taiwan, Korea and Malaysia locations	1,915	1,833	1,696	1,629	1,547

(1)	Coach’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2013, 2012, 2011, and 2009 were each 52-week years. Fiscal year 2010 was a 53-week year.
(2)	During fiscal years 2013, 2012, 2011, and 2009, the Company recorded certain items which affect the comparability of our results. The following tables reconcile the as reported results to such results excluding these items. See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2013, fiscal 2012 and fiscal 2011.

	Fiscal 2013
				Net Income
	Gross Profit	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,698,148	$2,173,607	$1,524,541	$1,034,420	$3.61
Excluding items affecting comparability	4,800	(48,402)	53,202	32,568	0.11
Adjusted: (Non-GAAP Basis)	$3,702,948	$2,125,205	$1,577,743	$1,066,988	$3.73

	Fiscal 2012
			Net Income
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,954,089	$1,511,989	$1,038,910	$3.53
Excluding items affecting comparability	(39,209)	39,209	0	0.00
Adjusted: (Non-GAAP Basis)	$1,914,880	$1,551,198	$1,038,910	$3.53

	Fiscal 2011
			Net Income
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,718,617	$1,304,924	$880,800	$2.92
Excluding items affecting comparability	(25,678)	25,678	0	0.00
Adjusted: (Non-GAAP Basis)	$1,692,939	$1,330,602	$880,800	$2.92

	Fiscal 2009
			Net Income
	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$1,350,697	$971,913	$623,369	$1.91
Excluding items affecting comparability(5)	(28,365)	28,365	(1,241)	0.00
Adjusted: (Non-GAAP Basis)	$1,322,332	$1,000,278	$622,128	$1.91

(3)	During the fourth quarter of fiscal 2009, the Company initiated a cash dividend at an annual rate of $0.30 per share. During the fourth quarter of fiscal 2010, the Company increased the cash dividend to an annual rate of $0.60 per share. During the fourth quarter of fiscal 2011, the Company increased the cash dividend to an annual rate of $0.90 per share. During the fourth quarter of fiscal 2012, the Company increased the cash dividend to an annual rate $1.20 per share. During the fourth quarter of fiscal 2013, the Company increased the cash dividend to an expected annual rate $1.35 per share.
(4)	The Company acquired its domestic retail businesses from its former distributors as follows: fiscal 2009 — Hong Kong, Macau and mainland China; fiscal 2012 — Singapore and Taiwan; fiscal 2013 — Malaysia and Korea.
(5)	Adjusted for a $15,000 contribution to the Coach Foundation, a $13,400 restructuring charge and an $18,800 favorable tax settlement and other tax adjustments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “Coach,” “Company,” “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries.

EXECUTIVE OVERVIEW

Coach is a leading American design house of modern luxury accessories. Our product offerings include fine accessories and gifts for women and men, including handbags, men’s bags, women’s and men’s small leather goods, footwear, outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry and related accessories. We are in the process of transforming Coach from an international accessories business to a global lifestyle brand, anchored in accessories. We plan to accomplish this strategy by building upon our strong management and design teams and enhancing and building out the Coach experience through expanded and new product categories, notably footwear and outerwear, enhanced retail environments and integrated marketing communications.

Coach operates in two segments: North America and International. The North America segment includes sales to North American consumers through Coach-operated stores (including Internet sales) and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores in Japan and mainland China (including Internet sales), Hong Kong and Macau, Singapore, Taiwan, Malaysia, Korea, and sales to wholesale customers and distributors in 25 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global business, we focus on three key growth strategies: transformation to a lifestyle brand, increased global distribution and improved store sales productivity. To that end we are focused on four key initiatives:

•	Transform from a leading international accessories Company into a global lifestyle brand, anchored in accessories, presenting a clear and compelling expression of the Coach woman and man across all product categories, store environments and brand imagery.
•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, by drawing on our long heritage in the category. We are capitalizing on this opportunity by opening new standalone and dual gender stores and broadening the men’s assortment in existing stores.
•	Leverage the global opportunity for Coach by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia and Europe. We are also developing the brand opportunity as we expand into South America and Central America.
•	Harness the growing power of the digital world, accelerating the development of our digital programs and capabilities in North America and worldwide, reflecting the change in consumer shopping behavior globally. Our intent is to rapidly drive further innovation to engage with customers in this channel. Key elements include coach.com, our invitation-only factory flash sites, our global e-commerce sites, marketing sites and social media.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and increased cash flows from operating activities. However, intensified competition, the promotional environment, along with the current macroeconomic environment, has created a challenging retail market. The Company believes strong long-term growth can be achieved through a combination of brand transformation including expanded product offerings, additional distribution, a focus on innovation to support productivity and disciplined expense control. With a strong balance sheet and significant cash position, and a business model that generates significant cash flow, we are in a position to invest in our brand while continuing to return capital to shareholders.

SUMMARY — FISCAL 2013

The key metrics for fiscal 2013 were:

•	Net sales increased 6.6% to $5.08 billion.
•	North America sales rose 4.9% to $3.48 billion.
º	Comparable store sales increased by 0.3% versus prior year.
º	Coach closed three net retail stores and opened 24 new factory stores including 10 Men’s, bringing the total number of retail and factory stores to 351 and 193, respectively, at the end of fiscal 2013.
•	International sales rose 9.9% to $1.54 billion, reflecting new and expanded stores.
º	Coach opened 30 net locations in China and 11 net locations in Japan. As of the end of fiscal 2013, the Company operated 191 locations in Japan, 126 in China, 48 in Korea, 27 in Taiwan, 10 in Malaysia, and seven in Singapore.
º	International benefited from the results of the Company-operated Korea (47 retail and department stores) and Malaysia (10 retail stores) businesses acquired during the first quarter of fiscal 2013, and the Taiwan (26 retail and department stores) business, acquired during the third quarter of fiscal 2012.
•	Operating income increased 0.8% to $1.52 billion.
•	Net income decreased 0.4% to $1.03 billion.
•	Earnings per diluted share increased 2.3% to $3.61.
•	Coach’s Board increased the Company’s cash dividend by 12.5% to an expected annual rate of $1.35 per share starting with the dividend paid on July 1, 2013.

On a Non-GAAP basis, the key metrics for fiscal 2013 were:

•	Operating income increased 1.7% to $1.58 billion.
•	Net income increased 2.7% to $1.07 billion.
•	Earnings per diluted share increased 5.5% to $3.73.

FISCAL 2013 COMPARED TO FISCAL 2012

The following table summarizes results of operations for fiscal 2013 compared to fiscal 2012:

	Fiscal Year Ended
	June 29, 2013		June 30, 2012		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$5,075.4	100.0%	$4,763.2	100.0%	$312.2	6.6%
Gross profit	3,698.1	72.9	3,466.1	72.8	232.0	6.7
Selling, general and administrative expenses	2,173.6	42.8	1,954.1	41.0	219.5	11.2
Operating income	1,524.5	30.0	1,512.0	31.7	12.5	0.8
Provision for income taxes	486.1	9.6	466.8	9.8	19.3	4.1
Net income	1,034.4	20.4	1,038.9	21.8	(4.5)	(0.4)
Net income per share:
Basic	$3.66		$3.60		$0.06	1.6%
Diluted	3.61		3.53		0.08	2.3

Items Affecting Comparability

The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported gross profit, selling, general and administrative expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share in fiscal 2013 and 2012 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to page 39 for a discussion on the Non-GAAP Measures.

COACH, INC.

GAAP TO NON-GAAP RECONCILIATION
For the Years Ended June 29, 2013 and June 30, 2012
(in millions, except per share data)

	June 29, 2013
	GAAP Basis (As Reported)	Restructuring and Transformation	Non-GAAP Basis (Excluding Items)
Gross profit	$3,698.1	$(4.8)	$3,702.9
Selling, general and administrative expenses	$2,173.6	$48.4	$2,125.2
Operating income	$1,524.5	$(53.2)	$1,577.7
Income before provision for income taxes	$1,520.5	$(53.2)	$1,573.7
Provision for income taxes	$486.1	$(20.6)	$506.7
Net income	$1,034.4	$(32.6)	$1,067.0
Diluted net income per share	$3.61	$(0.11)	$3.73

	June 30, 2012
	GAAP Basis (As Reported)	Tax Adjustment	Charitable Contribution	Non-GAAP Basis (Excluding Items)
Selling, general and administrative expenses	$1,954.1	$—	$39.2	$1,914.9
Operating income	$1,512.0	$—	$(39.2)	$1,551.2
Income before provision for income taxes	$1,505.7	$—	$(39.2)	$1,544.9
Provision for income taxes	$466.8	$(23.9)	$(15.3)	$506.0
Net income	$1,038.9	$23.9	$(23.9)	$1,038.9
Diluted net income per share	$3.53	$0.08	$(0.08)	$3.53

Fiscal 2013 Items

Restructuring and Transformation

In fiscal 2013, the Company incurred restructuring and transformation related charges of $53.2 million. The charges recorded in selling, general and administrative expenses and cost of sales were $48.4 million and $4.8 million, respectively. The charges include the strategic reassessment of the Reed Krakoff business, streamlining our organizational model and reassessing the fleet of our retail stores and inventories.

Additional actions are expected to continue into the first quarter of fiscal 2014, primarily related to the Reed Krakoff business.

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

Currency Fluctuation Effects

The percentage increase in sales in fiscal 2013 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales increases, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

Net Sales

The following table presents net sales by reportable segment for fiscal 2013 compared to fiscal 2012:

	Fiscal Year Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	June 29, 2013	June 30, 2012(1)		June 29, 2013	June 30, 2012(1)
	(dollars in millions)
North America	$3,478.2	$3,316.9	4.9%	68.5%	69.7%
International	1,540.7	1,401.8	9.9	30.4	29.4
Other(2)	56.5	44.5	27.0	1.1	0.9
Total net sales	$5,075.4	$4,763.2	6.6	100.0%	100.0%

(1)	Prior year segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.
(2)	Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. Coach excludes new locations from the comparable store base for the first year of operation. Similarly, stores that are expanded by 15% or more are also excluded from the comparable store base until the first anniversary of their reopening. Beginning in fiscal 2014, comparable store sales will not be adjusted for store expansions given our planned transformation related to capital investments.

North America

Net sales increased 4.9% to $3.48 billion during fiscal 2013 from $3.32 billion during fiscal 2012, primarily driven by sales from new and expanded stores and a 0.3% increase in comparable store sales, partially offset by decreased shipments into wholesale stores. Significant traffic improvement in the North American Internet business drove the slight comparable store sales increase. Since the end of fiscal 2012, Coach opened 24 factory stores, including 10 Men’s, closed three net retail stores, and expanded six factory and one retail store in North America.

International

Net sales increased 9.9% to $1.54 billion during fiscal 2013 from $1.40 billion during fiscal 2012, primarily driven by sales from new and acquisition-related stores. Strong comparable store sales performance in Asia, led by double-digit percentage growth in China, and increased shipments to international wholesale customers, driven by expanded distribution, were substantially offset by weak sales performance in Japan and by the negative foreign exchange impact of the Yen, which decreased net sales by $82.2 million. Since the end of fiscal 2012, International opened 42 net new stores (excluding those acquired as a result of the acquisitions), with 30 net new stores in mainland China, Hong Kong and Macau, 11 net new stores in Japan and one net new store in the other regions. Fiscal 2013 results include net sales of the Company-operated Malaysia and Korean businesses, which were acquired in the first quarter of 2013 as well as the benefit of a full year of net sales from Taiwan, which was purchased in the third quarter of fiscal 2012.

Operating Income

Operating income increased 0.8% to $1.52 billion during fiscal 2013 as compared to $1.51 billion in fiscal 2012. Operating margin decreased to 30.0% as compared to 31.7% in fiscal 2012. Excluding items affecting comparability, operating income increased 1.7% to $1.58 billion, or operating margin was 31.1%, in fiscal 2013. Excluding items affecting comparability, operating income was $1.55 billion, or operating margin was 32.6%, in fiscal 2012.

Gross profit increased 6.7% to $3.70 billion in fiscal 2013 from $3.47 billion during fiscal 2012. Gross margin in fiscal 2013 was 72.9% as compared to 72.8% during fiscal 2012. Excluding items affecting comparability, gross profit increased 6.8% to $3.70 billion, or gross margin was 73.0%, in fiscal 2013.

Selling, general and administrative (“SG&A”) expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs and supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees (primarily to support North America), new product design costs, public relations and market research expenses. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting and software expenses.

Coach includes inbound product-related transportation costs from our service providers within cost of sales. The balance of the costs related to our distribution network is included within selling, general and administrative expenses.

SG&A expenses increased 11.2% to $2.17 billion in fiscal 2013 as compared to $1.95 billion in fiscal 2012, driven by an increase in selling expenses. As a percentage of net sales, SG&A expenses increased to 42.8% during fiscal 2013 as compared to 41.0% during fiscal 2012. Excluding items affecting comparability of $48.4 million in fiscal 2013, SG&A expenses were 41.9% as a percentage of net sales, in fiscal 2013. Excluding items affecting comparability of $39.2 million in fiscal 2012, SG&A expenses were 40.2% as a percentage of net sales, in fiscal 2012.

Selling expenses were $1.51 billion, or 29.8% of net sales, in fiscal 2013 compared to $1.36 billion, or 28.5% of net sales, in fiscal 2012. The dollar increase in selling expenses was due to International stores reflecting higher sales and new store openings, and higher North American Internet expenses reflecting higher sales. International selling expenses overall increased as a percentage of sales, due to the acquisitions of the Korea and Malaysia businesses and infrastructure investments to support Asia. China store expenses as a percentage of sales decreased primarily due to operating efficiencies and sales leverage.

Advertising, marketing, and design costs were $265.4 million, or 5.2% of net sales, in fiscal 2013, compared to $245.2 million, or 5.1% of net sales, during fiscal 2012. The dollar increase was primarily due to creative and design expenditures and marketing expenses related to digital media and consumer communications, which includes our digital strategy through coach.com, the launch of our Legacy line, marketing sites and social networking. The Company utilizes and continues to explore implementing new technologies such as our global web presence, with informational websites in 28 countries, social networking and blogs as cost-effective consumer communication opportunities to increase online and store sales and build brand awareness.

Distribution and consumer service expenses were $86.1 million, or 1.7% of net sales, in fiscal 2013, compared to $68.9 million, or 1.4% of net sales, in fiscal 2012. The increase in distribution and consumer service expenses is primarily the result of the change in sales mix to Internet purchases, resulting in increased packaging and shipping expense per dollar of sales.

Administrative expenses were $307.1 million, or 6.1% of net sales, in fiscal 2013 compared to $282.2 million, or 5.9% of net sales, during fiscal 2012. The dollar increase is due to the restructuring and transformation charges, increased equity compensation and systems investment to support international expansion. These increases were partially offset by the absence of a charitable contribution in fiscal 2013. Excluding items affecting comparability of $48.4 million in fiscal 2013, administrative expenses were $258.7 million, or 5.1% as a percentage of net sales, in fiscal 2013. Excluding items affecting comparability of $39.2 million in fiscal 2012, administrative expenses were $243.0 million, or 5.1% as a percentage of net sales, in fiscal 2012.

Provision for Income Taxes

The effective tax rate was 32.0% in fiscal 2013, as compared to the 31.0% effective tax rate in fiscal 2012. During fiscal 2013, the Company recognized a favorable tax settlement and the benefit of certain permanent adjustments related to executive compensation. During fiscal 2012, the Company recorded the effect of a revaluation of certain deferred tax asset balances due to a change in Japan’s corporate tax laws, the favorable completion of a multi-year transfer pricing agreement with Japan and a favorable tax settlement. Excluding the items affecting comparability (see page 39), the effective tax rate was 32.2% and 32.8% in fiscal 2013 and 2012, respectively. The decline reflects the favorable tax settlement and the benefit of certain permanent adjustments related to executive compensation, as well as the Company earning a higher proportion of its profits in lower tax rate jurisdictions.

Net Income

Net income decreased 0.4% to $1.03 billion in fiscal 2013 as compared to $1.04 billion in fiscal 2012. Excluding items of comparability, net income increased 2.7% to $1.07 billion in fiscal 2013, reflecting a 1.9% increase in income before provision for income taxes and the lower effective tax rate.

Net Income per Diluted Share

Net income per diluted share grew 2.3% to $3.61 in fiscal 2013 as compared to $3.53 in fiscal 2012. Excluding items of comparability, net income per diluted share grew 5.5% to $3.73 in fiscal 2013, reflecting share leverage due to repurchases of Coach’s common stock and the higher net income.

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

Items Affecting Comparability

The Company’s reported results are presented in accordance with GAAP. The reported selling, general and administrative expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share in fiscal 2012 and 2011 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to page 39 for a discussion on the Non-GAAP Measures.

COACH, INC.
GAAP TO NON-GAAP RECONCILIATION
For the Years Ended June 30, 2012 and July 2, 2011
(in millions, except per share data)

	June 30, 2012
	GAAP Basis (As Reported)	Tax Adjustment	Charitable Contribution	Non-GAAP Basis (Excluding Items)
Selling, general and administrative expenses	$1,954.1	$—	$39.2	$1,914.9
Operating income	$1,512.0	$—	$(39.2)	$1,551.2
Income before provision for income taxes	$1,505.7	$—	$(39.2)	$1,544.9
Provision for income taxes	$466.8	$(23.9)	$(15.3)	$506.0
Net income	$1,038.9	$23.9	$(23.9)	$1,038.9
Diluted net income per share	$3.53	$0.08	$(0.08)	$3.53

	July 2, 2011
	GAAP Basis (As Reported)	Tax Adjustment	Charitable Contribution	Non-GAAP Basis (Excluding Items)
Selling, general and administrative expenses	$1,718.6	$—	$25.7	$1,692.9
Operating income	$1,304.9	$—	$(25.7)	$1,330.6
Income before provision for income taxes	$1,301.2	$—	$(25.7)	$1,326.9
Provision for income taxes	$420.4	$(15.5)	$(10.2)	$446.1
Net income	$880.8	$15.5	$(15.5)	$880.8
Diluted net income per share	$2.92	$0.05	$(0.05)	$2.92

Fiscal 2012 and 2011 Items

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

During fiscal 2011, the Company decreased the provision for income taxes by $15.5 million, primarily as a result of a favorable settlement of a multi-year tax return examination. The Company used the net income favorability to contribute $20.9 million to the Coach Foundation and 400 million yen or $4.8 million to the Japanese Red Cross Society.

Currency Fluctuation Effects

The percentage increase in sales in fiscal 2012 for Coach Japan have been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the same periods in the prior fiscal year.

We believe that presenting Coach Japan sales, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations.

Net Sales

The following table presents net sales by reportable segment for fiscal 2012 compared to fiscal 2011:

	Fiscal Year Ended
	Total Net Sales(1)		Rate of Change	Percentage of Total Net Sales(1)
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
	(dollars in millions)
North America	$3,316.9	$2,974.7	11.5%	69.7%	71.5%
International	1,401.8	1,147.4	22.2	29.4	27.6
Other(2)	44.5	36.4	22.2	0.9	0.9
Total net sales	$4,763.2	$4,158.5	14.5	100.0%	100.0%

(1)	Segment data has been restated to reflect the Company’s revised reportable segment structure. See Note “Segment Information” for a discussion of the change in reportable segments.
(2)	Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales increased 11.5% to $3.32 billion during fiscal 2012 from $2.97 billion during fiscal 2011, primarily driven by sales from new and expanded stores and a 6.6% increase in comparable store sales partially offset by decreased shipments into wholesale stores. During fiscal 2012, Coach opened 9 net new retail stores and 26 new factory stores, and expanded 10 factory stores in North America.

International

Net sales increased 22.2% to $1.40 billion during fiscal 2012 from $1.15 billion during fiscal 2011, primarily driven by sales from new and acquisition-related stores, increased shipments to wholesale customers, driven by expanded distribution, and double-digit percentage growth in China comparable store sales. Additionally, sales were helped by the 5.3% positive foreign exchange impact of the Yen, which increased Japan sales by $40.1 million. During fiscal 2012, Coach opened 11 net new locations and expanded three locations in Japan, and opened 30 net new stores in Hong Kong and mainland China. Fiscal 2012 results include net sales of the Company-operated Singapore and Taiwan businesses, which were acquired in the first quarter and third quarter of fiscal 2012, respectively.

Operating Income

Operating income increased 15.9% to $1.51 billion in fiscal 2012 as compared to $1.30 billion in fiscal 2011. Excluding items affecting comparability of $39.2 million in fiscal 2012 and $25.7 million in fiscal 2011, operating income increased 16.6% to $1.55 billion. Operating margin increased to 31.7% as compared to 31.4% in the prior year, as gross margin increased while SG&A expenses decreased as a percentage of sales. Excluding items affecting comparability, operating margin was 32.6% in fiscal 2012 as compared to 32.0% in fiscal 2011.

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

Selling, general and administrative (“SG&A”) expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs and supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees (primarily to support North America), new product design costs, public relations and market research expenses. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for the executive, finance, human resources, legal and information systems departments, corporate headquarters occupancy costs, consulting and software expenses.

Coach includes inbound product-related transportation costs from our service providers within cost of sales. The balance of the costs related to our distribution network is included within selling, general and administrative expenses.

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

Net Income per Diluted Share

Net income per diluted share grew 20.9% to $3.53 in fiscal 2012 as compared to $2.92 in fiscal 2011. This growth primarily reflected the higher net income.

FISCAL 2013, FISCAL 2012 AND FISCAL 2011 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

Non-GAAP Measures

The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in fiscal 2013 reflect certain items which affect the comparability of our results. Similarly, the reported SG&A expenses, operating income, and provision for income taxes in fiscal 2012 and 2011 reflect certain items which affect the comparability of our results. These metrics are also reported on a non-GAAP basis for these fiscal years to exclude the impact of these items.

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

For a detailed discussion on these non-GAAP measures, see the Results of Operations section within Item 7. Management’s Discussion and Analysis.

The comparisons of our financial results are affected by the following items included in our reported results:

	Fiscal Year Ended
	(dollars in millions, except per share data)
	June 29, 2013	June 30, 2012	July 2, 2011
Gross profit
Restructuring and transformation charges(1)	$(4.8)	$—	$—
Total Gross profit impact	$(4.8)	$—	$—
SG&A
Restructuring and transformation charges(1)	$48.4	$—	$—
Charitable foundation contribution(2)	—	39.2	25.7
Total Operating income impact	$48.4	$39.2	$25.7
Operating income
Restructuring and transformation charges(1)	$(53.2)	$—	$—
Charitable foundation contribution(2)	—	(39.2)	(25.7)
Total Operating income impact	$(53.2)	$(39.2)	$(25.7)
Provision for income taxes
Restructuring and transformation charges(1)	$(20.6)	$—	$—
Charitable foundation contribution(2)	—	(15.3)	(10.2)
Tax adjustments(2)	—	(23.9)	(15.5)
Total Provision for income taxes impact	$(20.6)	$(39.2)	$(25.7)
Net income
Restructuring and transformation charges(1)	$(32.6)	$—	$—
Charitable foundation contribution(2)	—	23.9	(15.5)
Tax adjustments(2)	—	(23.9)	15.5
Total Net income impact	$(32.6)	$0.0	$0.0
Diluted earnings per share
Restructuring and transformation charges(1)	$(0.11)	$—	$—
Charitable foundation contribution(2)	—	0.08	(0.05)
Tax adjustments(2)	—	(0.08)	0.05
Total Diluted earnings per share impact	$(0.11)	$0.00	$0.00

(1)	Charges primarily related to corporate restructuring severance related expenses and impairment charges related to retail stores and inventory.
(2)	Charitable contributions precisely offset the benefit of tax settlements and in fiscal 2012, a revaluation of certain Japan related deferred tax asset balances due to a change in Japan's corporate tax laws.

FINANCIAL CONDITION

Cash Flows

	Fiscal Year Ended
(dollars in millions)	June 29, 2013	June 30, 2012	Change
Net cash provided by operating activities	$1,413,974	$1,221,689	$192,285
Net cash used in investing activities	(570,500)	(259,426)	(311,074)
Net cash used in financing activities	(689,106)	(741,881)	52,775
Effect of exchange rate changes on cash and cash equivalents	(8,798)	(2,949)	(5,849)
Net increase in cash and cash equivalents	$145,570	$217,433	$(71,863)

Net increase in cash and cash equivalents

The net increase in cash and cash equivalents declined $71.9 million in fiscal 2013 compared to fiscal 2012 primarily due to purchases of investments, lower proceeds and excess tax benefits related to share based awards,our investment in the Hudson Yards joint venture in fiscal year 2013, higher dividend payments, and higher capital expenditures. These were partially offset by lower share repurchases and increased cash provided by operations.

Net cash provided by operating activities

Net cash provided by operating activities increased $192.3 million primarily due to a $121.1 million year-over-year improvement in operating assets and liabilities, lower excess tax benefit related to share-based compensation of $41.2 million in fiscal 2013, and higher non-cash expense items of $34.5 million. The change in operating assets and liabilities benefitted primarily from the fiscal 2013 collection of an income tax refund and a year-over-year reduction in the growth of inventory and accounts receivable. The inventory benefit was due to lapping the significant growth in fiscal 2012 inventory, when compared to an unusually low balance at the end of fiscal 2011. The increase in non-cash expenses reflected higher depreciation and the non-cash portion of the fiscal 2013 restructuring charges, partially offset by the year-over-year change in the deferred income tax provision.

Net cash used in investing activities

Net cash used in investing activities was $570.5 in fiscal 2013 compared to $259.4 million in fiscal 2012, with the increase of $311.1 million driven by purchases of investments, investment in the Hudson Yards joint venture and higher planned capital investment. During fiscal 2013, the Company invested $100.8 million in a corporate debt securities portfolio through one of its subsidiaries outside of the U.S., consisting of high-credit quality U.S. and non-U.S. issued corporate debt securities, and $70.0 million in time deposits, with no similar investment activity in the prior fiscal year period. During fiscal 2013, the Company invested $93.9 million in a joint venture agreement with Related Parties, L.P. to develop a new office tower in Manhattan, known as Hudson Yards, that will serve as the Company’s headquarters. Purchases of property and equipment were $241.4 million in fiscal 2013, or $57.0 million higher than fiscal 2013, primarily reflecting store related capital expenditures, and $24.8 million of direct capital for our new corporate headquarters.

Net cash used in financing activities

Net cash used in financing activities was $689.1 million in fiscal 2013, or a decrease of $52.8 million as compared to the prior fiscal year period. This net decrease was primarily attributable to $300.0 million lower expenditures for common stock repurchases partially offset by $104.6 million lower net proceeds from share-based awards, $79.4 million higher dividend payments, and $41.2 million of lower excess tax benefits from share-based awards. The higher dividend payments were due to an increased dividend rate per share.

Revolving Credit Facilities

On June 18, 2012, the Company established a $400 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with an maturity date of June 2017. On March 26, 2013, the Company amended the JP Morgan facility to expand available aggregate revolving commitments to $700 million and to extend the maturity date to March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements and general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1 billion. At June 29, 2013 and during fiscal 2013, there were no outstanding borrowings under the JP Morgan facility.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At June 29, 2013, the commitment fee was 7.5 basis points.

The JP Morgan facility contains various covenants and customary events of default. Coach is in compliance with all covenants of the JP Morgan facility.

Coach Japan maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, with maximum borrowing capacity of 5.3 billion yen, or approximately $53 million at June 29, 2013. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. At June 29, 2013 and during fiscal 2013, there were no outstanding borrowings under these facilities.

Coach Shanghai Limited maintains a credit facility to provide funding for working capital and general corporate purposes, with a maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10 million at June 29, 2013. Interest is based on the People's Bank of China rate. At June 29, 2013 and during fiscal 2013, there were no outstanding borrowings under this facility.

Both the Coach Japan and Coach Shanghai Limited credit facilities can be terminated at any time by either party, and there is no guarantee that they will be available to the Company in future periods.

Common Stock Repurchase Program

In January 2011, the Board approved a common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2013. In October 2012, the Company’s Board of Directors approved a new common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2015.

Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares become authorized but unissued shares and may be issued in the future for general corporate and other uses. The Company may terminate or limit the stock repurchase program at any time.

During fiscal 2013 and fiscal 2012, the Company repurchased and retired 7.1 million and 10.7 million shares, respectively, or $400.0 million and $700.0 million of common stock, respectively, at an average cost of $56.61 and $65.49, respectively. As of June 29, 2013, Coach had $1,361.6 million remaining in the stock repurchase program.

Liquidity and Capital Resources

Our sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, our non-current investments, the $700 million available under our JP Morgan facility, the availability under our Japan and Shanghai credit facilities, and our other available financing options. More than two-thirds of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. We believe that our existing sources of liquidity, as well as our ability to access capital markets, will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

We had no revolving credit borrowings outstanding under our credit facilities as of June 29, 2013. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.

We believe that our JP Morgan facility is adequately diversified with no undue concentrations in any one financial institution. As of June 29, 2013, there were nine financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.

For the fiscal year ending June 28, 2014, the Company expects total capital expenditures to be approximately $280 million. Capital expenditures will be primarily for new stores in North America and Asia to support our global expansion. We will also continue to invest in department store and distributor locations and corporate infrastructure, primarily technology. These investments will be financed primarily from on hand cash and operating cash flows.

Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter its working capital requirements are reduced substantially as Coach generates consumer sales and collects wholesale accounts receivable. In fiscal 2013, Coach purchased approximately $1.4 billion of inventory, which was funded by on hand cash and operating cash flows.

In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43%. Upon completion of the office tower in 2015, the Company will retain a condominium interest serving as its new corporate headquarters. During fiscal 2013, the Company invested $93.9 million in the joint venture. The Company expects to invest approximately $440 million over the next three years. Depending on construction progress, the Company’s latest estimate contemplates an investment range of $130 million to $160 million in fiscal 2014. Outside of the joint venture, Coach is directly investing in aspects of the new corporate headquarters. In fiscal 2013, $24.8 million was included in capital expenditures and we expect an additional $190 million over the period of construction. The joint venture investments and capital expenditures (the purchase of the new headquarters) will be financed by the Company with cash on hand, borrowings under its credit facility and approximately $130 million of proceeds from the sale of its current headquarters buildings.

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

Commitments

Besides the credit facilities noted previously, at June 29, 2013 the Company had a separate $200 million letter of credit arrangement in place, and $14.9 million of letters of credit outstanding. These letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

As previously noted, the Company expects to invest approximately $440 million in the joint venture over the next three years, with approximately $130 million to $160 million estimated in fiscal 2014, depending on construction progress. See Note “Subsequent Events” for information related to the fiscal 2014 sale of the Reed Krakoff business and the acquisition of our European joint venture.

Contractual Obligations

As of June 29, 2013, Coach’s contractual obligations are as follows:

(dollars in millions)	Total	Fiscal 2014	Fiscal 2015 – 2016	Fiscal 2017 – 2018	Fiscal 2019 and Beyond	Other(2)
Capital expenditure commitments	$7.9	$7.9	$—	$—	$—	$—
Inventory purchase obligations	185.8	185.8	—	—	—	—
New corporate headquarters joint venture(1)	440.0	140.0	300.0	—	—	—
Operating leases	1,088.0	196.5	335.5	230.4	325.6	—
Gross unrecognized tax benefits, including interest and penalties	166.1	2.0	4.0	—	—	160.1
Total	$1,887.8	$532.2	$639.5	$230.4	$325.6	$160.1

(1)	Payments are estimated and can vary based on construction progress.
(2)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

The table above excludes the following: amounts included in current liabilities in the Consolidated Balance Sheet at June 29, 2013 as these items will be paid within one year; long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plans.

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

Investments

Long-term investments primarily consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Short-term investments consist primarily of time deposits with original maturities greater than three months and with maturities within one year of balance sheet date. Dividend and interest income are recognized when earned.

Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee, however, other factors should be considered, such as board representation and the rights to participate in the day-to-day operations of the business.

Additionally, GAAP requires the consolidation of all entities for which a Company has a controlling voting interest and all variable interest entities (“VIEs”) for which a Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights.

From time to time, Coach may make an investment that requires judgment in determining whether the entity is a VIE. If it is determined that the entity is a VIE, the Company must assess whether it is the primary beneficiary.

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At June 29, 2013, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of sales.

Revenue Recognition

Revenue is recognized by the Company when there is persuasive evidence of an arrangement, delivery has occurred (and risks and rewards of ownership have been transferred to the buyer), price has been fixed or is determinable, and collectability is reasonably assured.

Retail store and concession-based shop-within-shop revenues are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. These revenues are recognized net of estimated returns at the time of sale to consumers. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Internet revenue is also reduced by an estimate for returns.

Wholesale revenue is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, and markdown allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. The Company reviews and refines these estimates on at least a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

At June 29, 2013, a 10% change in the allowances for estimated uncollectible accounts, discounts and returns would have resulted in an insignificant change in accounts receivable and net sales.

Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote, which is approximately two years after the gift card is issued, and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Revenue associated with gift card breakage is not material to the Company’s net operating results.

The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

Goodwill and Other Intangible Assets

Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized, but are assessed for impairment at least annually. The Company has no finite-lived intangible assets.

The Company uses a quantitative goodwill impairment test, which is a two-step process. The first step is to identify the existence of potential impairment by comparing the fair value of each reporting unit with its net book value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary.

If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is allocated in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables.

The Company performed its annual impairment assessment of goodwill during the third quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2013, fiscal 2012 or fiscal 2011.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on a review of forecasted operating cash flows and the profitability of the related asset group. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. Similar to prior fiscal years, when assessing store assets for impairment in fiscal 2013, the Company analyzed the cash flows at an individual store-by-store level, which is the lowest level for identifiable cash flows. The Company recorded impairment losses of $16.6 million in fiscal 2013. The Company did not record any impairment losses in fiscal 2012 or fiscal 2011.

In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, the impacts of the experienced level of retail store managers and the level of advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

Share-Based Compensation

The Company recognizes the cost of equity awards to employees and the non-employee Directors, based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would have resulted in an insignificant change in fiscal 2013 share-based compensation expense.

For stock options and share unit awards, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. We estimate the forfeiture rate based on historical experience as well as expected future behavior.

The Company grants performance-based share awards to certain key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals, and adjusts the share-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods, and include dividend equivalent shares. If the performance-based award incorporates a market condition, the grant-date fair value of such award is determined using a pricing model, such as a Monte Carlo Simulation.

Income Taxes

The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which Coach operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operation. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. In fiscal 2013, the Company changed its policy for disclosure of valuation allowances related to deferred tax assets whose realization is deemed remote from a net to a gross basis.

In accordance with ASC 740-10, the Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although we believe that the estimates and assumptions we use are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns, and in specific cases, the tax authorities may take a contrary position that could result in a significant impact on our results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating our tax positions and in determining the net realizable value of deferred tax assets.

Recent Accounting Pronouncements

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

In September 2011, Accounting Standards Codification 350-20, “Intangibles — Goodwill and Other — Goodwill,” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance was effective for the Company’s fiscal year beginning July 1, 2012. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows, arising from adverse changes in foreign currency exchange rates or interest rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The use of derivative financial instruments is in accordance with Coach’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

The quantitative disclosures in the following discussion are based on quoted market prices obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities and theoretical pricing models.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into foreign currency derivative contracts, primarily zero-cost collar options. As of June 29, 2013 and June 30, 2012, foreign currency contracts designated as hedges with a notional amount of $193.4 million and $310.9 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total principal amount of $253.0 million and $286.4 million as of June 29, 2013 and June 30, 2012, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is May 2014. As of June 29, 2013 and June 30, 2012, the total notional values of outstanding forward exchange and cross-currency swap contracts related to these loans were $147.6 million and $206.6 million, respectively.

The fair value of open foreign currency derivatives included in current assets at June 29, 2013 and June 30, 2012 was $4.5 million and $1.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at June 29, 2013 and June 30, 2012 was $2.9 million and $4.1 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments and revolving credit facilities.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which defines our investment principles including credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes.

Beginning with the second quarter of fiscal 2013, the Company’s investment portfolio also consisted of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, with a fair value of $99.5 million at June 29, 2013. These securities have maturity dates between calendar years 2014 and 2016. At June 29, 2013, $2.1 million of these securities were included in short-term investments within current assets, and $97.4 million were included as non-current investments within other assets in the consolidated balance sheet. Unrealized gains and losses are recorded within other comprehensive income.

At June 29, 2013, the Company’s short-term investments, classified within current assets on the consolidated balance sheet also consisted of $70.0 million of time deposits with original maturities greater than three months. The Company held no short-term investments at June 30, 2012.

The Company’s non-current investments, classified as available-for-sale included a $6.0 million auction rate security at both June 29, 2013 and June 30, 2012, as the auction rate securities’ adjusted book value equaled its fair value. There were no unrealized gains or losses associated with this investment.

The Company’s cash and cash equivalents of $1,062.8 million and $917.2 million at June 29, 2013 and June 30, 2012, respectively, primarily consisted of a cash equivalent portfolio and corporate debt securities and U.S. government and agency securities. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, cash equivalents are classified as held-to-maturity and stated at amortized cost.

As of June 29, 2013, the Company had no outstanding borrowings on its JP Morgan facility, the Coach Japan credit facilities, and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements,” which is located on page 54 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chief Executive Officer of the Company, and Jane Nielsen, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of June 29, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 1992. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2013 and concluded that it is effective.

The Company’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. The audit report appears on page 56 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2013 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive and director compensation set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Coach Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2013 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2013 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 54 of this report.

(b)	Exhibits. See the exhibit index which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.

Date: August 22, 2013	By: /s/ Lew Frankfort Name: Lew Frankfort Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 22, 2013.

Signature	Title
/s/ Lew Frankfort Lew Frankfort	Chairman, Chief Executive Officer and Director
/s/ Victor Luis Victor Luis	President, Chief Commercial Officer and Director
/s/ Jane Nielsen Jane Nielsen	Executive Vice President and Chief Financial Officer (as principal financial officer and principal accounting officer of Coach)
/s/ Susan Kropf Susan Kropf	Director
/s/ Gary Loveman Gary Loveman	Director
/s/ Ivan Menezes Ivan Menezes	Director
/s/ Irene Miller Irene Miller	Director
/s/ Michael Murphy Michael Murphy	Director
/s/ Stephanie Tilenius Stephanie Tilenius	Director
/s/ Jide Zeitlin Jide Zeitlin	Director

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FINANCIAL STATEMENTS
For the Fiscal Year Ended June 29, 2013

COACH, INC.

New York, New York 10001

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the “Company”) as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2013. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 29, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
August 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York

We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the “Company”) as of June 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2013 of the Company and our report dated August 22, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
August 22, 2013

COACH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	June 29, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,062,785	$917,215
Short-term investments	72,106	—
Trade accounts receivable, less allowances of $1,138 and $9,813, respectively	175,477	174,462
Inventories	524,706	504,490
Deferred income taxes	111,118	95,419
Prepaid expenses	37,956	39,365
Other current assets	86,799	73,577
Total current assets	2,070,947	1,804,528
Property and equipment, net	694,771	644,449
Long-term investments	197,340	6,000
Goodwill	345,039	376,035
Intangible assets	9,788	9,788
Deferred income taxes	84,845	95,223
Other assets	129,167	168,298
Total assets	$3,531,897	$3,104,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$178,857	$155,387
Accrued liabilities	543,153	540,398
Current portion of long-term debt	500	22,375
Total current liabilities	722,510	718,160
Long-term debt	485	985
Other liabilities	399,744	392,245
Total liabilities	1,122,739	1,111,390
See note on commitments and contingencies
Stockholders’ Equity:
Preferred stock: (authorized 25,000 shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000,000 shares; $0.01 par value) issued and outstanding – 281,902 and 285,118, respectively	2,819	2,851
Additional paid-in-capital	2,520,469	2,327,055
Accumulated deficit	(101,884)	(387,450)
Accumulated other comprehensive income	(12,246)	50,475
Total stockholders’ equity	2,409,158	1,992,931
Total liabilities and stockholders’ equity	$3,531,897	$3,104,321

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net sales	$5,075,390	$4,763,180	$4,158,507
Cost of sales	1,377,242	1,297,102	1,134,966
Gross profit	3,698,148	3,466,078	3,023,541
Selling, general and administrative expenses	2,173,607	1,954,089	1,718,617
Operating income	1,524,541	1,511,989	1,304,924
Interest income	2,369	720	1,031
Other expense	(6,384)	(7,046)	(4,736)
Income before provision for income taxes	1,520,526	1,505,663	1,301,219
Provision for income taxes	486,106	466,753	420,419
Net income	$1,034,420	$1,038,910	$880,800
Net income per share
Basic	$3.66	$3.60	$2.99
Diluted	$3.61	$3.53	$2.92
Shares used in computing net income per share
Basic	282,494	288,284	294,877
Diluted	286,307	294,129	301,558
Cash dividends declared per common share	$1.24	$0.98	$0.68

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net Income	$1,034,420	$1,038,910	$880,800
Other comprehensive (loss) income, net of tax:
Unrealized gains on cash flow hedging derivatives, net of tax of $2,908, $323, and $1,021 for the year ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively	4,202	1,004	627
Unrealized losses on available-for-sale investments	(1,276)	—	—
Change in pension liability	1,343	(1,388)	538
Foreign currency translation adjustments	(66,990)	(4,052)	24,351
Other comprehensive (loss) income, net of tax	(62,721)	(4,436)	25,516
Comprehensive income	$971,699	$1,034,474	$906,316

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances at July 3, 2010	296,867	—	2,969	1,502,982	(30,053)	29,395	1,505,293
Net income	—	—	—	—	880,800	—	880,800
Other comprehensive income	—	—	—	—	—	25,516	25,516
Shares issued for stock options and employee benefit plans	12,052	—	121	343,450	—	—	343,571
Share-based compensation	—	—	—	95,830	—	—	95,830
Excess tax benefit from share-based compensation	—	—	—	58,164	—	—	58,164
Repurchase and retirement of common stock	(20,404)	—	(204)	—	(1,097,796)	—	(1,098,000)
Dividends declared	—	—	—	—	(198,605)	—	(198,605)
Balances at July 2, 2011	288,515	—	2,886	2,000,426	(445,654)	54,911	1,612,569
Net income	—	—	—	—	1,038,910	—	1,038,910
Other comprehensive loss	—	—	—	—	—	(4,436)	(4,436)
Shares issued for stock options and employee benefit plans	7,291	—	72	151,061	—	—	151,133
Share-based compensation	—	—	—	107,511	—	—	107,511
Excess tax benefit from share-based compensation	—	—	—	68,057	—	—	68,057
Repurchase and retirement of common stock	(10,688)	—	(107)	—	(699,893)	—	(700,000)
Dividends declared	—	—	—	—	(280,813)	—	(280,813)
Balances at June 30, 2012	285,118	—	2,851	2,327,055	(387,450)	50,475	1,992,931
Net income	—	—	—	—	1,034,420	—	1,034,420
Other comprehensive loss	—	—	—	—	—	(62,721)	(62,721)
Shares issued for stock options and employee benefit plans	3,850	—	39	46,124	—	—	46,163
Share-based compensation	—	—	—	120,460	—	—	120,460
Excess tax benefit from share-based compensation	—	—	—	26,830	—	—	26,830
Repurchase and retirement of common stock	(7,066)	—	(71)	—	(399,929)	—	(400,000)
Dividends declared	—	—	—	—	(348,925)	—	(348,925)
Balances at June 29, 2013	281,902	$—	$2,819	$2,520,469	$(101,884)	$(12,246)	$2,409,158

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,034,420	$1,038,910	$880,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	162,987	132,909	125,106
Provision for bad debt	(529)	595	2,014
Share-based compensation	120,460	107,511	95,830
Excess tax benefit from share-based compensation	(26,830)	(68,057)	(58,164)
Non-cash restructuring charges	25,740	—	—
Deferred income taxes	(6,520)	27,568	39,724
Other noncash credits and (charges), net	1,157	217	9,790
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(14,231)	(26,565)	(31,831)
Increase in inventories	(38,630)	(71,680)	(64,720)
Decrease (increase) in other assets	39,665	(22,812)	(42,174)
(Decrease) increase in other liabilities	(12,974)	(17,581)	13,421
Increase in accounts payable	30,394	36,494	9,742
Increase in accrued liabilities	98,865	84,180	53,733
Net cash provided by operating activities	1,413,974	1,221,689	1,033,271
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(93,930)	—	(9,559)
Acquisitions and related advances to distributors, net of cash acquired	(53,337)	(53,235)	—
Purchases of property and equipment	(241,353)	(184,309)	(147,744)
Loans to related parties	(11,088)	(24,138)	—
Purchases of investments	(170,792)	—	(224,007)
Proceeds from sales and maturities of investments	—	2,256	321,679
Net cash used in investing activities	(570,500)	(259,426)	(59,631)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(339,724)	(260,276)	(178,115)
Repurchase of common stock	(400,000)	(700,000)	(1,098,000)
Repayment of long-term debt	(22,375)	(795)	(746)
Proceeds from share-based awards	80,436	185,071	362,157
Taxes paid to net settle share-based awards	(34,273)	(33,938)	(18,586)
Excess tax benefit from share-based compensation	26,830	68,057	58,164
Net cash used in financing activities	(689,106)	(741,881)	(875,126)
Effect of exchange rate changes on cash and cash equivalents	(8,798)	(2,949)	4,798
Increase in cash and cash equivalents	145,570	217,433	103,312
Cash and cash equivalents at beginning of year	917,215	699,782	596,470
Cash and cash equivalents at end of year	$1,062,785	$917,215	$699,782
Supplemental information:
Cash paid for income taxes	$445,043	$438,884	$364,493
Cash paid for interest	$1,341	$1,793	$1,233
Noncash investing activity – property and equipment obligations	$34,311	$31,363	$23,173

See accompanying Notes to Consolidated Financial Statements.

COACH, INC.

Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

1. NATURE OF OPERATIONS

Coach, Inc. (the “Company”) designs and markets high-quality, modern American classic accessories. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, accessories, business cases, footwear, wearables, jewelry, sunwear, travel bags, watches and fragrance. Coach’s products are sold through the North America and International reportable segments. The North America segment includes sales to North American consumers through Company-operated stores, including the Internet, and sales to wholesale customers and distributors. The International segment includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Singapore, Taiwan, Malaysia and Korea, and sales to wholesale customers and distributors in 25 countries. The Company also records sales generated in ancillary channels including licensing and disposition.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 29, 2013 (“fiscal 2013”), June 30, 2012 (“fiscal 2012”) and July 2, 2011 (“fiscal 2011”) were each 52-week periods. The fiscal year ending June 28, 2014 (“fiscal 2014”) will be also be a 52-week period.

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

Significant estimates inherent in the preparation of the consolidated financial statements include customer returns, discounts, end-of-season markdowns, and operational chargebacks; the realizability of inventory; reserves for contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; reserves for restructuring; and accounting for business combinations, among others.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.

Investments

Long-term investments primarily consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Short-term investments consist primarily of time deposits with original maturities greater than three months and with maturities within one year of balance sheet date. Dividend and interest income are recognized when earned.

Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

exist when the Company owns between 20% and 50% of the investee, however, other factors are considered, such as board representation and the rights to participate in the day-to-day operations of the business.

Additionally, GAAP requires the consolidation of all entities for which a Company has a controlling voting interest and all variable interest entities (“VIEs”) for which a Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights.

From time to time, Coach may make an investment that requires judgment in determining whether the entity is a VIE. If it is determined that the entity is a VIE, the Company must assess whether it is the primary beneficiary.

Concentration of Credit Risk

Financial instruments that potentially expose Coach to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in U.S. government and agency debt securities, municipal government and corporate debt securities, bank deposits, and money market instruments placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising Coach’s customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these investments and accounts receivable.

Inventories

The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are determined by the first-in, first-out method. The Company reserves for slow-moving and aged inventory based on historical experience, current product demand and expected future demand. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact Coach’s evaluation of its slow-moving and aged inventory and additional reserves might be required. At June 29, 2013, a 10% change in the reserve for slow-moving and aged inventory would have resulted in an insignificant change in inventory and cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to five years, and computer software is depreciated over lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.

Operating Leases

The Company’s leases for office space, retail stores and distribution facilities are accounted for as operating leases. Certain of the Company's leases contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of fiscal 2013 and fiscal 2012, deferred rent obligations of $117,502 and $116,302, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets. Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sale levels), which triggers the related rent payment, is considered probable.

Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Goodwill and Other Intangible Assets

Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized, but are assessed for impairment at least annually. The Company has no finite-lived intangible assets.

The Company uses a quantitative goodwill impairment test, which is a two-step process. The first step is to identify the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary.

If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables.

The Company performed its annual impairment assessment of goodwill during the third quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2013, fiscal 2012 or fiscal 2011.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The evaluation is based on

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

a review of forecasted operating cash flows and the profitability of the related asset group. An impairment loss is recognized if the forecasted cash flows are less than the carrying amount of the asset. Similar to prior fiscal years, when assessing store assets for impairment in fiscal 2013, the Company analyzed the cash flows at an individual store-by-store level, which is the lowest level for identifiable cash flows. The Company recorded impairment losses of $16,624 in fiscal 2013, primarily in the North America segment. The Company did not record any impairment losses in fiscal 2012 or fiscal 2011.

In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, the impacts of the experienced level of retail store managers and the level of advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

Stock Repurchase and Retirement

Coach accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. Under Maryland law, Coach’s state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. During the second quarter of fiscal 2008, the Company’s total cumulative stock repurchases exceeded the total shares issued in connection with the Company’s October 2000 initial public offering, and stock repurchases in excess of this amount are assumed to be made from the Company’s April 2001 Sara Lee exchange offer. Shares issued in connection with this exchange offer were accounted for as a contribution to common stock and retained earnings. Therefore, stock repurchases and retirements associated with the exchange offer are accounted for by allocation of the repurchase price to common stock and retained earnings. During the fourth quarter of fiscal 2010, cumulative stock repurchases allocated to retained earnings have resulted in an accumulated deficit balance. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity. The total cumulative amount of common stock repurchase price allocated to retained earnings as of June 29, 2013 and June 30, 2012 was approximately $6,200,000 and $5,800,000, respectively.

Revenue Recognition

Revenue is recognized by the Company when there is persuasive evidence of an arrangement, delivery has occurred (and risks and rewards of ownership have been transferred to the buyer), price has been fixed or is determinable, and collectability is reasonably assured.

Retail store and concession-based shop-within-shop revenues are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. These revenues are recognized net of estimated returns at the time of sale to consumers. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Internet revenue is also reduced by an estimate for returns.

Wholesale revenue is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, and markdown allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. The Company reviews and refines these estimates on at least a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote, which is approximately two years after the gift card is issued, and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Revenue associated with gift card breakage is not material to the Company’s net operating results.

The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

Cost of Sales

Cost of sales consists of inventory costs and other related costs such as shrinkage, damages and replacements.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs and supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees (primarily to support North America), new product design costs, public relations and market research expenses. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting and software expenses.

Preopening Costs

Costs associated with the opening of new stores are expensed in the period incurred.

Advertising

Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, media and production costs. In fiscal 2013, fiscal 2012 and fiscal 2011, advertising expenses totaled $102,701, $89,159 and $74,988, respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.

Share-Based Compensation

The Company recognizes the cost of equity awards to employees and the non-employee Directors based on the grant-date fair value of those awards. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on Coach’s stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value. However, a 10% change in the Black-Scholes value would have resulted in an insignificant change in fiscal 2013 share-based compensation expense.

For stock options and share unit awards, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. We estimate the forfeiture rate based on historical experience as well as expected future behavior.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company grants performance-based share awards to certain key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals, and adjusts the share-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods, and include dividend equivalent shares. If the performance-based award incorporates a market condition, the grant-date fair value of such award is determined using a pricing model, such as a Monte Carlo Simulation.

Shipping and Handling

Shipping and handling costs incurred were $66,828, $52,240 and $31,522 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which Coach operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operation. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. In fiscal 2013, the Company changed its policy for disclosure of valuation allowances related to deferred tax assets whose realization is deemed remote from a net to a gross basis.

In accordance with ASC 740-10, the Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although we believe that the estimates and assumptions we use are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns, and in specific cases, the tax authorities may take a contrary position that could result in a significant impact on our results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating our tax positions and in determining the net realizable value of deferred tax assets.

Fair Value of Financial Instruments

As of June 29, 2013 and June 30, 2012, the carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts. The fair values of long-term investments, classified as available-for-sale, are determined using vendor or broker priced securities.

The Company records all derivative contracts that qualify for hedge accounting and have been designated as cash flow hedges at fair value on the consolidated balance sheet. The fair value of these contracts is recorded in other comprehensive income (loss) until the hedged item is recognized in earnings. The fair values of the foreign currency derivatives are based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the Company’s credit risk. Considerable judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.

Foreign Currency

The functional currency of the Company's foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are included in the consolidated statements of comprehensive income as a component of other comprehensive income (loss) (“OCI”) and in the consolidated statements of equity within accumulated other comprehensive income (loss) (“AOCI”). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within this component of equity.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency in earnings.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and vesting of stock awards.

Reclassifications

Certain prior year amounts, specifically related to long-term investments and our change in reportable segments, have been reclassified to conform to the current year presentation in the consolidated balance sheet.

Recent Accounting Pronouncements

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

In September 2011, Accounting Standards Codification 350-20, “Intangibles — Goodwill and
Other —  Goodwill,” was amended to allow entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired, and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance was effective for the Company’s fiscal year beginning July 1, 2012. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

3. RESTRUCTURING AND TRANSFORMATIONAL RELATED CHARGES

In fiscal 2013, the Company incurred restructuring and transformation related charges of $53,202 ($32,568 after-tax, or $0.11 per diluted share). The charges recorded in selling, general and administrative expenses and cost of sales were $48,402 and $4,800, respectively. The charges primarily related to our North America segment.

A summary of charges and related liabilities are as follows:

	Severance and Related Costs	Impairment	Other	Total
Fiscal 2013 charges	$29,859	$16,624	$6,719	$53,202
Cash payments	—	—	—	—
Non-cash charges	(1,980)	$(16,624)	$(6,636)	$(25,240)
Liability as of June 29, 2013	$27,879	$—	$83	$27,962

The severance and related costs are anticipated to be substantially paid in fiscal 2014.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION

The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement:

	June 29, 2013	June 30, 2012	July 2, 2011
Compensation expense	$120,460	$107,511	$95,830
Related income tax benefit	39,436	37,315	33,377

Coach Stock-Based Plans

Coach maintains the 2010 Stock Incentive Plan to award stock options and shares to certain members of Coach management and the outside members of its Board of Directors (“Board”). Coach maintains the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan for awards granted prior to the establishment of the 2010 Stock Incentive Plan. These plans were approved by Coach’s stockholders. The exercise price of each stock option equals 100% of the market price of Coach’s stock on the date of grant and generally has a maximum term of 10 years. Stock options and service based share awards that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards, granted primarily for retention purposes, are subject to forfeiture until completion of the vesting period, which ranges from one to five years. The Company issues new shares upon the exercise of stock options or vesting of share units.

Stock Options

A summary of stock option activity during the year ended June 29, 2013 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	12,800	$37.61
Granted	3,169	55.32
Exercised	(2,609)	28.47
Forfeited or expired	(467)	49.87
Outstanding at June 29, 2013	12,893	43.37	6.2	$188,277
Vested or expected to vest at June 29, 2013	12,716	42.83	6.2	192,210
Exercisable at June 29, 2013	7,093	35.68	4.5	155,827

The fair value of each Coach option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 29, 2013	June 30, 2012	July 2, 2011
Expected term (years)	3.1	3.1	3.3
Expected volatility	39.5%	39.4%	44.9%
Risk-free interest rate	0.4%	0.6%	1.0%
Dividend yield	2.2%	1.5%	1.5%

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

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION  – (continued)

The weighted-average grant-date fair value of options granted during fiscal 2013, fiscal 2012 and fiscal 2011 was $13.02, $15.59, and $11.41, respectively. The total intrinsic value of options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $76,956, $197,793, and $226,511, respectively. The total cash received from option exercises was $74,277, $178,292, and $357,344 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $29,230, $73,982, and $84,993, respectively.

At June 29, 2013, $40,130 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.

Service-based Restricted Stock Unit Awards (“RSUs”)

A summary of service-based RSU activity during the year ended June 29, 2013 is as follows:

	Number of Non-vested Share Units	Weighted- Average Grant-Date Fair Value
Non-vested at June 30, 2012	3,640	$47.13
Granted	1,727	54.49
Vested	(1,761)	40.00
Forfeited	(337)	54.93
Non-vested at June 29, 2013	3,269	54.06

At June 29, 2013, $92,702 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.

The weighted-average grant-date fair value of share awards granted during fiscal 2013, fiscal 2012 and fiscal 2011 was $54.49, $62.84 and $40.58, respectively. The total fair value of shares vested during fiscal 2013, fiscal 2012 and fiscal 2011 was $93,319, $99,488 and $58,359, respectively.

Performance-based Restricted Stock Unit Awards (“PRSU”)

The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of performance-based share award activity during the year ended June 29, 2013 is as follows:

	Number of Non-vested Share Units	Weighted- Average Grant-Date Fair Value
Non-vested at June 30, 2012	609	$41.74
Change due to performance condition achievement	(149)	41.74
Granted	633	50.55
Vested	—	—
Forfeited	—	—
Non-vested at June 29, 2013	1,093	46.84

At June 29, 2013, $17,330 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of share awards granted during fiscal 2013, fiscal 2012 and fiscal 2011 was $50.55, $62.07 and $36.92, respectively. There were no vestings of performance-based shares during fiscal 2013, fiscal 2012 or fiscal 2011.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

4. SHARE-BASED COMPENSATION  – (continued)

During the third quarter of fiscal 2013, the Company granted an executive officer a one-time PRSU award with a maximum value of $25,000. The shares of common stock under this PRSU award will be earned and distributed based on performance criteria which compare the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The grant date fair value of the PRSU award of $13,700 was determined utilizing a Monte Carlo simulation and the following assumptions: Expected volatility of 40.19%, risk-free interest rate of 0.76%, and dividend yield of 0.00%.

In fiscal 2013, fiscal 2012 and fiscal 2011, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $26,097, $30,740 and $18,114, respectively.

Employee Stock Purchase Plan

Under the 2001 Employee Stock Purchase Plan, full-time Coach employees are permitted to purchase a limited number of Coach common shares at 85% of market value. Under this plan, Coach sold 122, 129, and 120 new shares to employees in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Expected term (years)	0.5	0.5	0.5
Expected volatility	34.1%	45.6%	31.7%
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	1.7%	1.4%	1.3%

The weighted-average fair value of the purchase rights granted during fiscal 2013, fiscal 2012 and fiscal 2011 was $15.08, $17.31, and $11.51, respectively. The Company issues new shares for employee stock purchases.

5. INVESTMENTS

The following table summarizes the Company’s investments recorded within the consolidated balance sheets as of June 29, 2013 and June 30, 2012:

	June 29, 2013			June 30, 2012
	Short-term	Non-current	Total	Short-term	Non-current	Total
Available-for-sale investments:
Corporate debt securities – U.S.(a)	$2,094	$63,442	$65,536	$—	$—	$—
Corporate debt securities – non-U.S.(a)	—	33,968	33,968	—	—	—
Auction rate security(b)	—	6,000	6,000	—	6,000	6,000
Available-for-sale investments, total	$2,094	$103,410	$105,504	$—	$6,000	$6,000
Other:
Time deposits(c)	$70,012	$—	$70,012	$—	$—	$—
Other (d)	—	93,930	93,930	—	—	—
Total Investments	$72,106	$197,340	$269,446	$—	$6,000	$6,000

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

5. INVESTMENTS  – (continued)

(a)	Portfolio of high-credit quality U.S. and non-U.S. issued corporate debt securities, classified as available-for-sale, and recorded at fair value, which approximates amortized cost. These securities have maturity dates between calendar years 2014 and 2016. Unrealized gains and losses are recorded within other comprehensive income.
(b)	Deemed a long-term investment as the auction for this security has been unsuccessful. The underlying investments are scheduled to mature in 2035.
(c)	Portfolio of time deposits with original maturities greater than 3 months.
(d)	Equity method investment.

As of June 29, 2013, the Company's equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing of a new office tower in Manhattan (the “Hudson Yards joint venture”) with the Company owning less than 43%. This investment is included in the Company’s long-term investments.

The formation of the Hudson Yards joint venture serves as a financing vehicle for the project. Construction of the new building has commenced and upon completion of the office tower in calendar 2015, the Company will retain a condominium interest serving as its new corporate headquarters. During fiscal 2013, the Company invested $93,930 in the joint venture. The Company expects to invest approximately $440,000 over the next three years, with approximately $130,000 to $160,000 estimated in fiscal 2014, depending on construction progress. Outside of the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters. In fiscal 2013, $24,800 was included in capital expenditures and we expect another $190,000 over the period of construction.

The Hudson Yards joint venture is determined to be a VIE primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. Coach is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital.

6. ACQUISITIONS

On July 1, 2012, Coach acquired 100% of its domestic retail business in Malaysia (consisting of ten retail stores) from the former distributor, Valiram Group, and on August 5, 2012, acquired 100% of its domestic retail business in Korea (consisting of 47 retail and department stores) from the former distributor, Shinsegae International. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition within the International segment. The aggregate cash paid in connection with the acquisitions of the Malaysia and Korea businesses was $8,593 and $36,851, respectively. The Company is obligated to make additional contingent payments to Shinsegae International, estimated at $10,000, with $6,000 and $4,000 scheduled to be paid during the first quarter of fiscal 2014 and fiscal 2015, respectively.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

6. ACQUISITIONS  – (continued)

The following table summarizes the estimated fair values of the assets acquired as of the dates of the fiscal 2013 acquisitions:

Assets Acquired	Estimated Fair Value
Current assets	$21,448
Fixed assets and other non-current assets	2,351
Goodwill(1)	31,645
Total assets acquired	$55,444
Contingent payments	(10,000)
Total cash paid through June 29, 2013	$45,444

(1)	Approximately $30,000 of the goodwill balance is tax deductible.

On July 3, 2011, Coach acquired 100% of its domestic retail business in Singapore (consisting of 5 stores) from the former distributor, Valiram Group, and on January 1, 2012, acquired 100% of its domestic retail business in Taiwan (consisting of 26 stores) from the former distributor, Tasa Meng. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition within the International segment. Cash paid in connection with the Singapore and Taiwan businesses were $7,595 and $46,916, respectively.

The following table summarizes the estimated fair values of the assets acquired as of the dates of the fiscal 2012 acquisitions:

Assets Acquired	Estimated Fair Value
Current assets	$12,671
Fixed assets and other non-current assets	3,087
Goodwill(1)	41,307
Liabilities	(2,554)
Total net assets acquired through June 30, 2012	$54,511

(1)	The entire balance of acquired goodwill is tax deductible.

Unaudited pro forma information related to these acquisitions is not included, as the impact of these transactions are not material to the consolidated results of the Company.

7. LEASES

Coach leases office, distribution and retail facilities. The lease agreements, which expire at various dates through 2028, are subject, in most cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

7. LEASES  – (continued)

Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Minimum rentals	$169,737	$153,577	$129,110
Contingent rentals	112,568	94,579	77,795
Total rent expense	$282,305	$248,156	$206,905

Future minimum rental payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
2014	$196,518
2015	184,643
2016	150,811
2017	127,804
2018	102,648
Subsequent to 2018	325,613
Total minimum future rental payments	$1,088,037

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

Coach Japan and Coach Canada enter into foreign currency derivative contracts, primarily zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of June 29, 2013 and June 30, 2012, zero-cost collar options with aggregate notional amounts of $193,352 and $310,891 were outstanding, respectively, and have maturity dates ranging from July 2013 to June 2014.

As of June 29, 2013 and June 30, 2012, the Company had entered into various intercompany and related party loans denominated in various foreign currencies, with a total principal amount of $253,037 and $286,395 at June 29, 2013, and June 30, 2012, respectively. The maturity dates range from June 2013 to May 2014. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts with notional amounts of $147,591 and $206,648, respectively as of June 29, 2013 and June 30, 2012. The terms of these contracts include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates.

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

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following tables provide information related to the Company’s derivatives:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
Derivatives Designated as Hedging Instruments	June 29, 2013	June 30, 2012	Balance Sheet Classification	June 29, 2013	June 30, 2012	Balance Sheet Classification	June 29, 2013	June 30, 2012
Zero-cost Collars	$193,352	$310,891	Other Current Assets	$1,592	$971	Accrued Liabilities	$(2,555)	$(3,538)
Cross Currency Swaps	111,195	182,348	Other Current Assets	1,366	414	Accrued Liabilities	(85)	(560)
Forward Contracts:
Intercompany & Related Party Loans	36,396	24,300	Other Current Assets	1,024	74	Accrued Liabilities	—	—
Contractual Obligations	16,944	—	Other Current Assets	523	—	Accrued Liabilities	(255)	—
	$357,887	$517,539		$4,505	$1,459		$(2,895)	$(4,098)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Net Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year Ended(a)			Income Statement Location	Fiscal Year Ended(b)
	June 29, 2013	June 30, 2012	July 2, 2011		June 29, 2013	June 30, 2012	July 2, 2011
Zero-cost Collars	8,482	(2,568)	(9,267)	Cost of Sales	3,803	(3,100)	(10,021)
Forward Contracts and Cross Currency Swaps	(478)	473	(127)	SG&A	—	—	—
	8,004	(2,095)	(9,394)		3,803	(3,100)	(10,021)

(a)	For fiscal 2013, fiscal 2012 and fiscal 2011, the amounts above are net of tax of $(5,325), $1,858 and $5,960, respectively.
(b)	For fiscal 2013, fiscal 2012 and fiscal 2011, the amounts above are net of tax of $(2,416), $2,181 and $5,865, respectively.

During fiscal 2013 and fiscal 2012, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $6,197 of net derivative losses included in accumulated other comprehensive income at June 29, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

Hedging activity affected accumulated other comprehensive income, net of tax, as follows:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012
Balance at beginning of period	$(460)	$(1,465)
Net (gains)/losses transferred to earnings	(3,803)	3,100
Change in fair value, net of tax	8,004	(2,095)
Balance at end of period	$3,741	$(460)

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 29, 2013 and June 30, 2012:

	Level 1		Level 2		Level 3
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Assets:
Cash equivalents(a)	$124,420	$137,456	$337,239	$224,899	$—	$—
Short-term investments(a)	—	—	72,106	—	—	—
Available-for-sale securities: Corporate Debt Securities – U.S.(b)	—	—	65,536	—	—	—
Corporate Debt Securities - non U.S.(b)	—	—	33,968	—	—	—
Long-term investment - auction rate security(c)	—	—	—	—	6,000	6,000
Derivative assets – zero-cost collar options(d)	—	—	1,592	971	—	—
Derivative assets – forward contracts and cross currency swaps(d)	—	—	2,390	488	—	—
Derivative assets – contractual obligations(d)	—	—	523	—	—	—
Total	$124,420	$137,456	$513,354	$226,358	$6,000	$6,000
Liabilities:
Derivative liabilities – zero-cost collar options(d)	$—	$—	$2,555	$3,538	$—	$—
Derivative liabilities – forward contracts and cross currency swaps(d)	—	—	85	560	—	—
Derivative assets – contractual obligations(d)	—	—	255	—	—	—
Total	$—	$—	$2,895	$4,098	$—	$—

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

9. FAIR VALUE MEASUREMENTS  – (continued)

(a)	The fair value of short-term investments and cash equivalents consist of time deposits, treasury bills, money market funds and commercial paper, with a maturity of three months or less at the date of purchase in which management believes their carrying value approximates fair value based on their short maturity.
(b)	Fair value is determined using vendor or broker priced securities.
(c)	Fair value is determined using a valuation model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds. We have determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of this security has been $6,000 since the end of the second quarter of fiscal 2009.
(d)	The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

Non-Financial Assets and Liabilities

The Company’s non-financial instruments, which primarily consist of goodwill and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions.

In fiscal 2013, the Company incurred impairment charges of $16,624 to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $4,310 as of June 29, 2013. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions.

10. DEBT

Revolving Credit Facilities

On June 18, 2012, the Company established a $400,000 revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with a maturity date of June 2017. On March 26, 2013, the Company amended the JP Morgan facility to expand available aggregate revolving commitments to $700,000 and to extend the maturity date to March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements and general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1,000,000. As of June 29, 2013 and during fiscal 2013, there were no outstanding borrowings on the JP Morgan facility.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At June 29, 2013, the commitment fee was 7.5 basis points.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

10. DEBT  – (continued)

The JP Morgan facility contains various covenants and customary events of default. Coach is in compliance with all covenants of the JP Morgan facility.

Coach Japan maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, with total maximum borrowing capacity of 5.3 billion yen, or approximately $53,000 at June 29, 2013. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. At June 29, 2013 and during fiscal 2013, there were no outstanding borrowings under these facilities.

Coach Shanghai Limited maintains a credit facility to provide funding for working capital and general corporate purposes, with a maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10,000 at June 29, 2013. Interest is based on the People's Bank of China rate. At June 29, 2013 and during fiscal 2013, there were no outstanding borrowings under this facility.

Both the Coach Japan and Coach Shanghai Limited credit facilities can be terminated at any time by either party, and there is no guarantee that they will be available to the Company in future periods.

11. COMMITMENTS AND CONTINGENCIES

The Company expects to invest approximately $440,000 in the Hudson Yards joint venture over the next three years, with approximately $130,000 to $160,000 estimated in fiscal 2014, depending on construction progress.

At June 29, 2013 and June 30, 2012, the Company had credit available of $900,000 and $600,000, respectively, of which letters of credit totaling $14,885 and $215,380, respectively, were outstanding. The letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for the purchase of inventory.

Coach is a party to employment agreements with certain key executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The Company’s employment agreements and the respective end of initial term dates are as follows:

Executive	Title	End of Initial Term(1)
Lew Frankfort	Chairman and Chief Executive Officer	August 2012
Reed Krakoff	President and Executive Creative Director	June 2014(2)
Michael Tucci	President, North America Retail Division	June 2013(2)

(1)	Once the initial term expires, these agreements automatically renew for successive one year terms unless either the employee or Board provides notice.
(2)	Refer to Note “Subsequent Events” regarding the sale of the Reed Krakoff business and the departure of these executive officers.

In addition to the employment agreements described above, other contractual cash obligations as of June 29, 2013 and June 30, 2012 included $185,838 and $212,084, respectively, related to inventory purchase obligations, and $7,897 and $1,272, respectively, related to capital expenditure purchase obligations.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach's general counsel and management are of the opinion that the final outcome will not have a material effect on Coach's cash flow, results of operations or financial position.

Refer to Note “Investments” for a discussion of commitments related to the Company’s Hudson Yards joint venture.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

12. GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment is as follows:

Total
Balance at July 2, 2011	$331,004
Acquisition of Singapore and Taiwan retail businesses	41,307
Foreign exchange impact	3,724
Balance at June 30, 2012	376,035
Acquisition of Malaysia and Korea retail businesses	31,645
Foreign exchange impact	(62,641)
Balance at June 29, 2013	$345,039

At June 29, 2013 and June 30, 2012, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks.

13. INCOME TAXES

The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 29, 2013		June 30, 2012		July 2, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes:
United States	$1,116,819	73.4%	$1,152,276	76.5%	$983,698	75.6%
Foreign	403,707	26.6	353,087	23.5	317,521	24.4
Total income before provision for income taxes:	$1,520,526	100.0%	$1,505,663	100.0%	$1,301,219	100.0%
Tax expense at U.S. statutory rate	$532,184	35.0%	$526,979	35.0%	$455,426	35.0%
State taxes, net of federal benefit	51,036	3.4	46,233	3.1	42,464	3.3
Effects of foreign operations	(119,218)	(7.9)	(120,642)	(8.1)	(87,607)	(6.8)
Tax benefit related to agreements with tax authorities	(3,546)	(0.2)	(11,553)	(0.7)	(15,517)	(1.2)
Other, net	25,650	1.7	25,736	1.7	25,653	2.0
Taxes at effective worldwide rates	$486,106	32.0%	$466,753	31.0%	$420,419	32.3%

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

13. INCOME TAXES  – (continued)

Current and deferred tax provisions (benefits) were:

	Fiscal Year Ended
	June 29, 2013		June 30, 2012		July 2, 2011
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$411,646	$(11,596)	$398,494	$9,676	$345,006	$11,848
Foreign	12,944	4,146	(13,685)	16,623	(3,064)	26,589
State	68,036	930	54,108	1,537	38,753	1,287
Total current and deferred tax provisions (benefits)	$492,626	$(6,520)	$438,917	$27,836	$380,695	$39,724

The components of deferred tax assets and liabilities were:

	June 29, 2013	June 30, 2012
Share-based compensation	$66,590	$58,774
Reserves not deductible until paid	49,531	68,312
Employee benefits	62,628	67,851
Net operating loss	25,413	35,080
Other	(1,037)	5,655
Gross deferred tax assets	$203,125	$235,672
Prepaid expenses	$(2,234)	$7,979
Property and equipment	1,996	(6,472)
Goodwill	73,726	61,464
Other	323	1,462
Gross deferred tax liabilities	73,811	64,433
Net deferred tax assets	$129,314	$171,239
Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$111,118	$95,419
Deferred income taxes – noncurrent asset	84,845	95,223
Deferred income taxes – current liability	(14,424)	—
Deferred income taxes – noncurrent liability	(52,225)	(19,403)
Net deferred tax asset	$129,314	$171,239

Significant judgment is required in determining the worldwide provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years, including those due to an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with uncertain tax positions. The provisions are analyzed at least quarterly and adjusted as appropriate based on new information or circumstances in accordance with the requirements of ASC 740.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

13. INCOME TAXES  – (continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 29, 2013	June 30, 2012	July 2, 2011
Balance at beginning of fiscal year	$155,599	$162,060	$165,676
Gross increase due to tax positions related to prior periods	5,335	1,271	5,225
Gross decrease due to tax positions related to prior periods	(6,404)	(7,264)	(1,218)
Gross increase due to tax positions related to current period	33,637	28,151	29,342
Gross decrease due to tax positions related to current period	—	—	—
Decrease due to lapse of statutes of limitations	(29,075)	(15,187)	(6,519)
Decrease due to settlements with taxing authorities	(10,282)	(13,432)	(30,446)
Balance at end of fiscal year	$148,810	$155,599	$162,060

Of the $148,810 ending gross unrecognized tax benefit balance as of June 29, 2013, $89,360 relates to items which, if recognized, would impact the effective tax rate. Of the $155,599 ending gross unrecognized tax benefit balance as of June 30, 2012, $77,366 relates to items which, if recognized, would impact the effective tax rate. As of June 29, 2013 and June 30, 2012, gross interest and penalties payable was $17,301 and $24,338, respectively, which are included in other liabilities. During fiscal 2013, fiscal 2012 and fiscal 2011, the Company recognized gross interest and penalty income of $7,037, $10,920, and $73, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2010 to present are open to examination in the U.S. federal jurisdiction, fiscal 2006 to present in select state jurisdictions and fiscal 2004 to present in select foreign jurisdictions. The Company anticipates that one or more of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, we cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although we believe that the estimates and assumptions we have used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.

For the years ended June 29, 2013 and June 30, 2012, the Company had net operating loss carryforwards in foreign tax jurisdictions of $340,893 and $263,782, the majority of which can be carried forward indefinitely. The deferred tax assets related to the carryforwards have been reflected net of $79,599 and $53,503 valuation allowances at June 29, 2013 and June 30, 2012, respectively. The Company’s valuation allowance increased by $26,096 in fiscal 2013 and $31,702 in fiscal 2012, primarily as the result of actual or anticipated results in the foreign jurisdictions.

The total amount of undistributed earnings of foreign subsidiaries as of June 29, 2013 and June 30, 2012, was $1,601,637 and $1,203,949, respectively. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

14. DEFINED CONTRIBUTION PLAN

Coach maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by Coach for this defined contribution plan was $16,274, $18,641, and $16,029 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

15. SEGMENT INFORMATION

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

As of the end of the Company’s first quarter of fiscal 2013, the Company’s operations now reflect five operating segments aggregated into two reportable segments:

•	North America, which includes sales to North American consumers through Company-operated stores, including the Internet, and sales to wholesale customers and distributors.
•	International, which includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Singapore, Taiwan, Malaysia and Korea, and sales to wholesale customers and distributors in 25 countries.

In deciding how to allocate resources and assess performance, Coach's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include production variances, advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses.

Prior year amounts have been reclassified to conform to the current year presentation.

	North America	International	Other(1)	Corporate Unallocated	Total
Fiscal 2013
Net sales	$3,478,198	$1,540,693	$56,499	$—	$5,075,390
Operating income (loss)	1,459,974	574,289	37,978	(547,700)	1,524,541
Income (loss) before provision for income taxes	1,459,974	574,289	37,978	(551,715)	1,520,526
Depreciation and amortization expense	72,279	45,693	—	45,015	162,987
Total assets	459,835	894,785	34,788	2,142,489	3,531,897
Additions to long-lived assets	98,645	60,932	—	81,776	241,353

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

15. SEGMENT INFORMATION  – (continued)

	North America	International	Other(1)	Corporate Unallocated	Total
Fiscal 2012
Net sales	$3,316,895	$1,401,789	$44,496	$—	$4,763,180
Operating income (loss)	1,447,964	553,835	30,406	(520,216)	1,511,989
Income (loss) before provision for income taxes	1,447,964	553,835	30,406	(526,542)	1,505,663
Depreciation and amortization expense	63,800	38,361	—	30,748	132,909
Total assets	441,826	985,098	32,379	1,645,018	3,104,321
Additions to long-lived assets	75,093	53,418	—	69,776	198,287
Fiscal 2011
Net sales	$2,974,683	$1,147,431	$36,393	$—	$4,158,507
Operating income (loss)	1,251,385	440,540	27,298	(414,299)	1,304,924
Income (loss) before provision for income taxes	1,251,385	440,540	27,298	(418,004)	1,301,219
Depreciation and amortization expense	62,925	32,239	—	29,942	125,106
Total assets	413,418	814,312	12,243	1,395,143	2,635,116
Additions to long-lived assets	55,355	59,872	—	39,424	154,651

(1)	Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

The following is a summary of the costs not allocated in the determination of segment operating income performance:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Production variances	$64,712	$35,262	$64,043
Advertising, marketing and design	(236,713)	(217,167)	(175,643)
Administration and information systems	(292,985)	(272,556)	(247,585)
Distribution and customer service	(82,714)	(65,755)	(55,114)
Total corporate unallocated	$(547,700)	$(520,216)	$(414,299)

Geographic Area Information

As of June 29, 2013, Coach operated 322 retail stores and 187 factory stores in the United States, 29 retail stores and six factory stores in Canada, 191 department store shop-in-shops, retail stores and factory stores in Japan and 218 department store shop-in-shops, retail stores and factory stores in Hong Kong, Macau, mainland China, Singapore, Taiwan, Malaysia and Korea. Coach also operates distribution, product development and quality control locations in the United States, Hong Kong, China, South Korea, Vietnam, Philippines and India. Geographic revenue information is based on the location of our customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net and other assets.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

15. SEGMENT INFORMATION  – (continued)

	United States	Japan	Other International(1)	Total
Fiscal 2013
Net sales	$3,334,479	$760,941	$979,970	$5,075,390
Long-lived assets	638,758	73,041	112,139	823,938
Fiscal 2012
Net sales	$3,243,710	$844,863	$674,607	$4,763,180
Long-lived assets	631,979	74,324	108,334	814,637
Fiscal 2011
Net sales	$2,895,029	$757,744	$505,734	$4,158,507
Long-lived assets	574,285	76,804	76,473	727,562

(1)	Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Coach-operated stores in Hong Kong, Macau, mainland China, Singapore, Taiwan, Malaysia, Korea and Canada.

16. EARNINGS PER SHARE

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net income	$1,034,420	$1,038,910	$880,800
Total weighted-average basic shares	282,494	288,284	294,877
Dilutive securities:
Employee benefit and share award plans	1,450	1,694	1,792
Stock option programs	2,363	4,151	4,889
Total weighted-average diluted shares	286,307	294,129	301,558
Net income per share:
Basic	$3.66	$3.60	$2.99
Diluted	$3.61	$3.53	$2.92

At June 29, 2013, options to purchase 2,145 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $56.95 to $78.46, were greater than the average market price of the common shares.

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

During fiscal 2013, fiscal 2012, and fiscal 2011, the Company repurchased and retired 7,066, 10,688 and 20,404 shares, respectively, or $400,000, $700,000, and $1,098,000 of common stock, respectively, at an average cost of $56.61, $65.49 and $53.81 per share, respectively. As of June 29, 2013, Coach had $1,361,627 remaining in the stock repurchase program.

18. SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of certain balance sheet accounts are as follows:

	June 29, 2013	June 30, 2012
Property and equipment
Land and building	$168,550	$168,550
Machinery and equipment	33,172	34,056
Furniture and fixtures	564,574	490,892
Leasehold improvements	632,550	618,583
Construction in progress	67,665	19,774
Less: accumulated depreciation	(771,740)	(687,406)
Total property and equipment, net	$694,771	$644,449
Accrued liabilities
Payroll and employee benefits	$193,112	$184,918
Accrued rent	39,984	37,834
Dividends payable	94,998	85,796
Operating expenses	215,059	231,850
Total accrued liabilities	$543,153	$540,398
Other liabilities
Deferred lease incentives	$117,502	$116,302
Non-current tax liabilities	148,810	155,599
Tax-related deferred credit	—	22,520
Other	133,432	97,824
Total other liabilities	$399,744	$392,245
Accumulated other comprehensive income
Cumulative translation adjustments	$(11,630)	$55,360
Cumulative effect of adoption of ASC 320-10-35-17, net of taxes of $628 and $628	(1,072)	(1,072)
Unrealized gains (losses) on cash flow hedging derivatives, net of taxes of $(2,332) and $576(a)	3,741	(461)
Unrealized losses on available-for-sale investments	(1,276)	—
ASC 715 adjustment and minimum pension liability, net of taxes of $1,490 and $2,028	(2,009)	(3,352)
Accumulated other comprehensive income	$(12,246)	$50,475

(a)	During fiscal 2013, $3,803 of net gains, net of tax of $2,416, has been classified from accumulated other comprehensive income into income. During fiscal 2012, $3,100 of net losses, net of tax of $2,181, was transferred.

COACH, INC.

Notes to Consolidated Financial Statements  (Continued)
(dollars and shares in thousands, except per share data)

19. SUBSEQUENT EVENTS

Sale of Reed Krakoff Business

The Company announced that it has entered into a binding agreement (the “Purchase Agreement”) to sell the Reed Krakoff business to Reed Krakoff Investments LLC (“the Buyer”), an investment group led by Mr. Krakoff. The Buyer will purchase the equity interests of the business and certain assets, including the Reed Krakoff brand name and related intellectual property rights from Coach. In consideration, the Buyer will assume certain liabilities of Coach, pay to Coach ten dollars in cash and issue to Coach an approximate 15% equity interest in the newly formed company. This equity interest is subject to adjustment under certain circumstances. Concurrent with the closing under the Purchase Agreement, the parties contemplate executing certain ancillary agreements, including under certain circumstances, a credit agreement whereby Coach will agree to loan Buyer up to $20 million for general corporate purposes for a term of two years.

The Purchase Agreement provides that the closing is subject to the satisfaction or waiver of certain conditions, including the accuracy of each party’s representations and warranties at the closing, subject to materiality qualifiers, compliance in all material respects with each party’s covenants under the Purchase Agreement, Buyer receiving additional equity financing, and other customary conditions. The Purchase Agreement is subject to termination under certain customary circumstances, including that both parties will have the right to terminate the Purchase Agreement if the closing has not occurred by August 31, 2013.

In connection with the Purchase Agreement and Mr. Krakoff’s resignation from Coach, Mr. Krakoff agreed to waive his right to receive any compensation, salary, bonuses, equity vesting and certain other benefits if the closing occurs.

The sale is anticipated to close by the end of the first quarter 2014 and assuming the transaction closes, it is not expected to have a material impact on our first quarter results of operations.

Acquisition of European Joint Venture

In July 2013 (fiscal 2014) the Company acquired 100% of its European joint venture by purchasing Hackett Limited’s 50% interest in the joint venture, enabling Coach to assume direct control and consolidate its domestic retail business.

Departure of Key Executives

The Company’s President, North American Group, Mike Tucci, and its President and Chief Operating Officer, Jerry Stritzke, have informed the Company of their decisions to depart Coach at the end of August 2013.

COACH, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 29, 2013, June 30, 2012 and July 2, 2011
(amounts in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2013
Allowance for bad debts	$3,318	$(529)	$(1,651)	$1,138
Allowance for returns	2,810	8,644	(4,431)	7,023
Allowance for markdowns	3,685	22,484	(17,845)	8,324
Valuation allowance(1)	53,503	29,252	(3,156)	79,599
Total	$63,316	$59,851	$(27,083)	$96,084
Fiscal 2012
Allowance for bad debts	$3,431	$(117)	$4	$3,318
Allowance for returns	2,196	1,752	(1,138)	2,810
Allowance for markdowns	3,917	10,267	(10,499)	3,685
Valuation allowance(1)	21,800	31,703	—	53,503
Total	$31,344	$43,605	$(11,633)	63,316
Fiscal 2011
Allowance for bad debts	$1,943	$1,495	$(7)	$3,431
Allowance for returns	1,371	3,837	(3,012)	2,196
Allowance for markdowns	3,651	7,233	(6,967)	3,917
Valuation allowance(1)	1,217	20,583	—	21,800
Total	$8,182	$33,148	$(9,986)	$31,344

(1)	In fiscal 2013, the Company changed its policy for disclosure of valuation allowances related to deferred tax assets whose realization is deemed remote from a net to a gross basis.

COACH, INC.

Quarterly Financial Data
(dollars and shares in thousands, except per share data)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013(1)
Net sales	$1,161,350	$1,503,774	$1,187,578	$1,222,688
Gross profit	845,168	1,085,382	880,188	887,410
Net income	221,381	352,764	238,932	221,343
Net income per common share:
Basic	0.78	1.25	0.85	0.79
Diluted	0.77	1.23	0.84	0.78
Fiscal 2012(1)
Net sales	$1,050,359	$1,448,649	$1,108,981	$1,155,191
Gross profit	764,653	1,045,211	818,067	838,147
Net income	214,983	500,901	225,002	251,430
Net income per common share:
Basic	0.74	1.20	0.78	0.88
Diluted	0.73	1.18	0.77	0.86
Fiscal 2011(1)
Net sales	$911,669	$1,264,457	$950,706	$1,031,675
Gross profit	676,171	915,176	691,655	740,539
Net income	188,876	303,428	186,015	202,481
Net income per common share:
Basic	0.64	1.02	0.63	0.70
Diluted	0.63	1.00	0.62	0.68

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

COACH, INC.

EXHIBITS TO FORM 10-K

(a)	Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated February 7, 2008, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 13, 2008
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
4.2	Deposit Agreement, dated November 24, 2011, between Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011
4.3	Deed Poll, dated November 24, 2011, executed by Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, pursuant to the deposit agreement in favor of and in relation to the rights of the holders of the depositary receipts, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011
10.1	Revolving Credit Agreement, dated as of June 18, 2012, by and between Coach, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, which is incorporated by reference from Exhibit 10.2 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012
10.2	Amendment No. 1 to the Revolving Credit Agreement, dated as of March 26, 2013, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 30, 2013
10.3*~	Limited Liability Company Agreement, dated April 10, 2013, by and between Coach Legacy Yards LLC, an affiliate of Coach, and Podium Fund Tower C SPV LLC
10.4*~	Development Agreement, dated April 10, 2013, by and between Coach Legacy Yards LLC, an affiliate of Coach, and ERY Developer LLC
10.5*	Guaranty Agreement, dated April 10, 2013, by Coach, Inc., to and for the benefit of ERY Developer LLC and Podium Fund Tower C SPV LLC
10.6*	Purchase and Sale Agreement, dated April 10, 2013, by and between 504-514 West 34th Street Corp. and 516 West 34th Street LLC, both subsidiaries of Coach, and ERY 34th Street Acquisition LLC
10.7	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.8	Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed on September 19, 2008

Exhibit No.	Description
10.9	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.10	Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.11	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.12	Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004
10.13	Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.14	Employment Agreement dated June 1, 2003 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.21 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.15	Branding Agreement dated August 5, 2010 between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.16	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.17	Amendment to Employment Agreement, dated August 22, 2005, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005
10.18	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 6, 2009, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.19	Employment Agreement dated November 8, 2005 between Coach and Michael Tucci, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10.20	Amendment to Employment Agreement, dated March 11, 2008, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.21	Amendment to Employment Agreement, dated August 5, 2008, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.16 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008
10.22	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 5, 2010, between Coach and Jerry Stritzke, which is incorporated herein by reference from Exhibit 10.19 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010
10.23	Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010
10.24	Amendment to Employment Agreement, dated May 7, 2012, between Coach and Lew Frankfort, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on May 8, 2012

Exhibit No.	Description
10.25	Amendment to Employment Agreement, dated May 7, 2012, between Coach and Reed Krakoff, which is incorporated herein by reference from Exhibit 10.2 to Coach’s Current Report on Form 8-K filed on May 8, 2012
10.26	Amendment to Employment Agreement, dated May 7, 2012, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.3 to Coach’s Current Report on Form 8-K filed on May 8, 2012
10.27	Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 4, 2011, between Coach and Michael Tucci, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2011
10.28	Employment Offer Letter, dated July 19, 2011, between Coach and Jane Nielsen, which is incorporated herein by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2011
10.29*	Letter Agreement, dated February 13, 2013, between Coach and Victor Luis
10.30*	Amendment to Employment Agreement, dated May 3, 2013, between Coach and Michael Tucci
10.31	Letter Agreement, dated July 10, 2013, between Coach and Reed Krakoff, which is incorporated by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on July 10, 2013
10.32	Sponsor Agreement, dated November 24, 2011, between Coach, Inc. and J.P. Morgan Securities (Asia Pacific) Limited, as sponsor, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Coach
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
~	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.