Form 10-Q
period 2013-09-28
COACH INC
filed 2013-11-06
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2013

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

☐ Yes ☑ No

On October 25, 2013, the Registrant had 280,462,835 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 37 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “generate,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 28,	June 29,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$714,617	$1,062,785
Short-term investments	140,128	72,106
Trade accounts receivable, less allowances of $1,003 and $1,138, respectively	177,975	175,477
Inventories	637,214	524,706
Deferred income taxes	109,147	111,118
Prepaid expenses	46,227	37,956
Other current assets	46,757	86,799
Total current assets	1,872,065	2,070,947

Property and equipment, net	720,891	694,771
Long-term investments	316,642	197,340
Goodwill	372,876	345,039
Other assets	204,916	223,800
Total assets	$3,487,390	$3,531,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$164,844	$178,857
Accrued liabilities	542,084	543,153
Current portion of long-term debt	500	500
Total current liabilities	707,428	722,510

Long-term debt	485	485
Other liabilities	400,906	399,744
Total liabilities	1,108,819	1,122,739

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000 shares; $0.01 par value) issued and outstanding - 280,423 and 281,902 shares, respectively	2,804	2,819
Additional paid-in-capital	2,536,290	2,520,469
Accumulated deficit	(153,758)	(101,884)
Accumulated other comprehensive loss	(6,765)	(12,246)
Total stockholders' equity	2,378,571	2,409,158
Total liabilities and stockholders' equity	$3,487,390	$3,531,897

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 28,	September 29,
	2013	2012

Net sales	$1,150,760	$1,161,350

Cost of sales	324,187	316,182

Gross profit	826,573	845,168

Selling, general and administrative expenses	504,939	513,451

Operating income	321,634	331,717

Interest income, net	1,622	36

Other income (expense)	6	(2,072)

Income before provision for income taxes	323,262	329,681

Provision for income taxes	105,379	108,300

Net income	$217,883	$221,381

Net income per share

Basic	$0.77	$0.78
Diluted	$0.77	$0.77

Shares used in computing net income per share

Basic	281,433	284,569
Diluted	284,513	288,497

Cash dividends declared per common share	$0.3375	$0.3000

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	September 28,	September 29,
	2013	2012

Net income	$217,883	$221,381

Other comprehensive income, net of tax:

Unrealized losses on cash flow hedging derivatives, net of tax of $1,053 and $2,114	(5,084)	(3,959)

Unrealized gains on available-for-sale investments	64	-

Foreign currency translation adjustments	10,501	12,168

Other comprehensive income, net of tax	5,481	8,209

Comprehensive income	$223,364	$229,590

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Quarter Ended
	September 28,	September 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217,883	$221,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,964	36,104
Provision for bad debt	190	(1,534)
Share-based compensation	17,506	28,533
Excess tax benefit from share-based compensation	(942)	(5,491)
Deferred income taxes	16,380	7,858
Non-cash sale of Reed Krakoff business; restructuring and transformation	(851)	-
Other, net	(1,986)	3,921
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(601)	(4,277)
Increase in inventories	(104,836)	(71,523)
Increase in other assets	(23,065)	(23,290)
Decrease in accounts payable	(19,943)	(22,964)
Increase in accrued liabilities	19,221	21,902
Increase in other liabilities	180	11,554
Net cash provided by operating activities	164,100	202,174

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity-method investment	(18,208)	-
Acquisition, net of cash acquired	(1,984)	(45,444)
Purchases of property and equipment	(45,900)	(56,290)
Repayments by third parties	500	-
Purchases of investments	(165,789)	-
Net cash used in investing activities	(231,381)	(101,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(94,998)	(85,766)
Repurchase of common stock	(174,955)	(175,000)
Repayment of long-term debt	-	(96)
Proceeds from share-based awards	24,527	23,303
Taxes paid to net settle share-based awards	(36,970)	(25,617)
Excess tax benefit from share-based compensation	942	5,491
Net cash used in financing activities	(281,454)	(257,685)

Effect of changes in foreign exchange rates on cash and cash equivalents	567	785

Decrease in cash and cash equivalents	(348,168)	(156,460)
Cash and cash equivalents at beginning of period	1,062,785	917,215
Cash and cash equivalents at end of period	$714,617	$760,755

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

1. Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Coach, Inc. (“Coach” or the “Company”) and all 100% owned subsidiaries. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 29, 2013 (“fiscal 2013”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. The results of operations for the quarter ended September 28, 2013 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2014 (“fiscal 2014”).

2. Sale of Reed Krakoff Business; Restructuring and Transformational Related Charges

On August 30, 2013, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC (“Buyer”). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the “Purchase Agreement”) with Buyer and Reed Krakoff (“Krakoff”). Coach received a deminimus amount of cash and convertible preferred membership interests (the “Convertible Preferred Units”) representing 8.0% of Buyer’s issued and outstanding Convertible Preferred Units and initial equity value immediately following such issuance. Coach recorded a cost method investment of $3,261, included in Long-term investments in the condensed consolidated balance sheet at September 28, 2013.

Concurrent with the Closing under the Purchase Agreement, the parties executed certain ancillary agreements including a transition services agreement between Coach and Buyer for up to nine months.

In connection with the Purchase Agreement, Mr. Krakoff’s resignation from Coach and the closing of the sale, Mr. Krakoff waived his right to receive compensation, salary, bonuses, equity vesting and certain other benefits. The Company recorded a loss of $2,683 during the first quarter of fiscal 2014 related to the sale, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of income.

In the fourth quarter of fiscal 2013, the Company recorded restructuring and transformation related charges of $53,202, primarily related to our North America segment. Coach substantially completed its reduction in workforce related to this restructuring during the first quarter of fiscal 2014.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

A summary of outstanding liabilities and related charges are as follows:

	Severance and Related Costs	Impairment & Other	Total

Liability as of June 29, 2013	$27,879	$83	$27,962
(Income) expense	(1,732)	1,903	171
Non-cash charges	(345)	(1,822)	(2,167)
Cash payments and settlements	(17,944)	(83)	(18,027)
Liability as of September 28, 2013	$7,858	$81	$7,939

The liabilities outstanding at September 28, 2013 are anticipated to be substantially paid in fiscal 2014.

3. Acquisitions

Coach became the 100% owner of its European joint venture by purchasing Hackett Limited’s 50% interest in the joint venture on July 1, 2013, enabling Coach to assume direct control and consolidate its European retail business. The joint venture included 18 retail locations in Spain, Portugal, Great Britain, France, Ireland and Germany. The purchase price consisted of cash payments of approximately $15,105 and the forgiveness of a loan from Coach to Hackett Limited of approximately $18,019. The cash payments were made in installments with $7,893 paid in fiscal 2013 and $5,437 paid in the first quarter of fiscal 2014 offset by cash acquired as part of the acquisition of $3,453. The remaining cash payment of $1,775 is due during the second quarter of fiscal 2014. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company. The allocation of the purchase price of the acquisition is expected to be finalized later this year. The preliminary purchase price allocation resulted in goodwill of $21,745.

4. Goodwill and Intangible Assets

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, for the three months ended September 28, 2013 is as follows:

Total
Balance at June 29, 2013	$345,039

Acquisition of European joint venture	21,745

Foreign exchange impact	6,092

Balance at September 28, 2013	$372,876

At September 28, 2013 and June 29, 2013, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks and are included in Other Assets.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

5. Stockholders’ Equity

Activity for the quarters ended September 28, 2013 and September 29, 2012 in the accounts of Stockholders’ Equity is summarized below:

					Accumulated
	Shares of	Common	Additional		Other	Total
	Common	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Equity	Capital	Deficit	Income (Loss)	Equity

Balances at June 30, 2012	285,118	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

Net income	-	-	-	221,381	-	221,381
Other comprehensive income	-	-	-	-	8,209	8,209
Shares issued for stock options and employee benefit plans	1,617	16	(2,330)	-	-	(2,314)
Share-based compensation	-	-	28,533	-	-	28,533
Excess tax benefit from share-based compensation	-	-	5,491	-	-	5,491
Repurchase of common stock	(3,093)	(31)	-	(174,969)	-	(175,000)
Dividends declared	-	-	-	(85,138)	-	(85,138)

Balances at September 29, 2012	283,642	$2,836	$2,358,749	$(426,176)	$58,684	$1,994,093

Balances at June 29, 2013	281,902	$2,819	$2,520,469	$(101,884)	$(12,246)	$2,409,158

Net income	-	-	-	217,883	-	217,883
Other comprehensive income	-	-	-	-	5,481	5,481
Shares issued for stock options and employee benefit plans	1,812	18	(12,461)	-	-	(12,443)
Share-based compensation	-	-	27,340	-	-	27,340
Excess tax benefit from share-based compensation	-	-	942	-	-	942
Repurchase of common stock	(3,291)	(33)	-	(174,922)	-	(174,955)
Dividends declared	-	-	-	(94,835)	-	(94,835)

Balances at September 28, 2013	280,423	$2,804	$2,536,290	$(153,758)	$(6,765)	$2,378,571

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The amounts reclassified out of accumulated other comprehensive loss by component, net of tax, are as follows:

	Gains	Unrealized
	(Losses)	Gains (Losses)
	on Cash	on Available-	Cumulative
	Flow	for-Sale	Translation
	Hedges (a)	Securities	Adjustment	Other (b)	Total
Balances at June 30, 2012	$(461)	$-	$55,360	$(4,424)	$50,475
Other comprehensive (loss) income before reclassifications	(3,681)	-	12,168	-	8,487
Less: Gains reclassifed from accumulated other comprehensive loss	278	-	-	-	278
Net current-period other comprehensive (loss) income	(3,959)	-	12,168	-	8,209
Balances at September 29, 2012	$(4,420)	$-	$67,528	$(4,424)	$58,684

Balances at June 29, 2013	$3,741	$(1,276)	$(11,630)	$(3,081)	$(12,246)
Other comprehensive income (loss) before reclassifications	(1,839)	64	10,501	-	8,726
Less: Gains reclassifed from accumulated other comprehensive loss	3,245	-	-	-	3,245
Net current-period other comprehensive (loss) income	(5,084)	64	10,501	-	5,481
Balances at September 28, 2013	$(1,343)	$(1,212)	$(1,129)	$(3,081)	$(6,765)

(a) For the first quarter of fiscal 2013 and fiscal 2014, the ending balances of accumulated other comprehensive loss are net of tax of $2,690 and $572, respectively. The amounts reclassified from accumulated other comprehensive loss are net of tax of $(115) and $(2,049), respectively.

(b) The components of Other includes the cumulative effect of the adoption of ASC 320-10-35-17 and the ASC 715 adjustment and minimum pension liability of $(1,072) and $(3,352) as of September 29, 2012 and $(1,072) and $(2,009) as of September 28, 2013, respectively. For the first quarter of fiscal 2013 and fiscal 2014, the balances of accumulated other comprehensive loss are net of tax of $2,656 and $2,118, respectively.

6. Earnings Per Share

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended
	September 28,	September 29,
	2013	2012

Net income	$217,883	$221,381

Total weighted-average basic shares	281,433	284,569

Dilutive securities:
Employee benefit and share award plans	1,217	1,319
Stock option programs	1,863	2,609

Total weighted-average diluted shares	284,513	288,497

Net income per share:
Basic	$0.77	$0.78
Diluted	$0.77	$0.77

At September 28, 2013, options to purchase 3,738 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $55.13 to $78.46, were greater than the average market price of the common shares.

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

(dollars and shares in thousands, except per share data)

(unaudited)

7. Share-Based Compensation

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Quarter Ended
	September 28,	September 29,
	2013	2012

Compensation expense:
Ongoing	$17,506	$28,533
Sale of Reed Krakoff business; restructuring and transformation	9,834	-
	$27,340	$28,533

Related income tax benefit:
Ongoing	$4,721	$9,856
Sale of Reed Krakoff business; restructuring and transformation	3,793	-
	$8,514	$9,856

Stock Options

A summary of stock option activity under the Coach stock option plans during the period ended September 28, 2013 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price

Outstanding at June 29, 2013	12,893	$43.37
Granted	2,081	53.27
Exercised	(763)	32.14
Forfeited or expired	(1,504)	54.05
Outstanding at September 28, 2013	12,707	44.40

Vested and expected to vest at September 28, 2013	12,518	44.24
Exercisable at September 28, 2013	8,516	39.38

At September 28, 2013, $40,843 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2014 and fiscal 2013 was $10.02 and $13.18, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2014 and fiscal 2013 was $16,483 and $21,520, respectively.

The total cash received from these option exercises was $24,527 and $23,303 during the first quarter of fiscal 2014 and fiscal 2013, respectively, and the actual tax benefit realized from these option exercises was $6,305 and $8,232, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

Service-based Restricted Stock Unit Awards (“RSUs”)

A summary of service-based RSU activity during the quarter ended September 28, 2013 is as follows:

	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value

Non-vested at June 29, 2013	3,269	$54.06
Granted	1,662	53.32
Vested	(1,248)	49.58
Forfeited	(299)	55.01
Non-vested at September 28, 2013	3,384	55.27

At September 28, 2013, $140,867 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2014 and fiscal 2013 was $53.32 and $55.63, respectively. The total fair value of shares vested during the first quarter of fiscal 2014 and fiscal 2013 was $66,300 and $72,618, respectively.

Performance-based Restricted Stock Unit Awards (“PRSUs”)

The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of performance-based share award activity, which includes dividend equivalent shares, during the quarter ended September 28, 2013 is as follows:

	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value

Non-vested at June 29, 2013	1,093	$46.84
Change due to performance condition achievement	57	35.61
Granted	354	36.70
Vested	(488)	42.07
Forfeited	(88)	49.34
Non-vested at September 28, 2013	928	44.56

At September 28, 2013, $20,413 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.7 years.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The weighted-average grant-date fair value of share awards granted during the first quarter of fiscal 2014 and fiscal 2013 was $36.70 and $56.83, respectively. The total fair value of shares vested during the first quarter of fiscal 2014 and fiscal 2013 was $25,915 and $0, respectively.

Within the 354 total PRSU awards granted during the first quarter of fiscal 2014, the Company granted 239 shares of common stock with a fair value of $6,759 to selected executives as retention PRSU awards with a maximum share count and fair value (excluding dividends) of 318 shares and $8,989, respectively. The shares of common stock under these PRSU awards will be earned and distributed based on performance criteria which compare the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The grant date fair value of the PRSU awards was determined utilizing a Monte Carlo simulation and the following assumptions: expected volatility of 32.61%, risk-free interest rate of 0.63%, and dividend yield of 0.00%.

In first quarter of fiscal 2014 and 2013, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $30,672 and $20,146, respectively.

8. Fair Value Measurements

In accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” the Company categorizes its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at September 28, 2013 and June 29, 2013:

	Level 1		Level 2		Level 3
	September 28,	June 29,	September 28,	June 29,	September 28,	June 29,
	2013	2013	2013	2013	2013	2013
Assets:
Cash equivalents (a)	$104,104	$124,420	$97,432	$337,239	$-	$-
Short-term investments (b)	-	-	140,128	72,106	-	-
Long-term investments:
Corporate debt securities - U.S. (c)	-	-	119,989	65,536	-	-
Corporate debt securities - non U.S. (c)	-	-	75,253	33,968	-	-
Auction rate security (d)	-	-	-	-	6,000	6,000
Derivative assets - zero-cost collar options (e)	-	-	642	1,592	-	-
Derivative assets - forward contracts and cross currency swaps (e)	-	-	411	2,390	-	-
Derivative assets - contractual obligations (e)	-	-	40	523	-	-
Total	$104,104	$124,420	$433,895	$513,354	$6,000	$6,000

Liabilities:
Derivative liabilities - zero-cost collar options (e)	$-	$-	$2,904	$2,555	$-	$-
Derivative liabilities - forward contracts and cross currency swaps (e)	-	-	46	85	-	-
Derivative assets - contractual obligations (e)	-	-	22	255	-	-
Total	$-	$-	$2,972	$2,895	$-	$-

(a) Cash equivalents consists of time deposits, commercial paper and money market funds with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

(b) Short-term investments consist of time deposits and high-credit quality U.S. issued corporate debt securities, with maturities less than one year at the date of purchase in which management believes their carrying value approximates fair value based on their short maturity.

(c) Fair value, which approximates amortized cost, is determined using vendor or broker priced securities. These securities have maturity dates between calendar years 2014 and 2016.

(d) Fair value is determined using a valuation model that takes into consideration the financial conditions of the issuer and the bond insurer, current market conditions and the value of the collateral bonds. The Company has determined that the significant majority of the inputs used to value this security fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable estimates. The fair value of this security has been $6,000 since the end of the second quarter of fiscal 2009.

(e) The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

9. Commitments and Contingencies

The Company expects to invest approximately $420,000 in the Hudson Yards joint venture between the beginning of the second quarter of fiscal 2014 through the next three years, with approximately $120,000 estimated for the remainder of fiscal 2014, depending on construction progress. During the first three months of fiscal 2014, the Company invested $18,208 in the joint venture.

At September 28, 2013 and June 29, 2013, the Company had standby letters of credit totaling $6,829 and $14,885, respectively, outstanding. The standby letters of credit, which expire at various dates through 2014, primarily collateralize the Company’s obligation to third parties for insurance claims and value-added tax refunds.

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

Two of the Company’s businesses outside of the United States, Coach Japan and Coach Canada, enter into zero-cost collar options to manage the exchange rate risk related to their inventory purchases. As of September 28, 2013 and June 29, 2013, zero-cost collar options with aggregate notional amounts of $242,230 and $193,352 were outstanding, respectively. Current maturity dates range from October 2013 to June 2014.

As of September 28, 2013, and June 29, 2013, the Company had entered into various short-time and long-term intercompany and related party loans denominated in various foreign currencies, with a total principal amount of $295,735 and $253,037 at September 28, 2013, and June 29, 2013, respectively. Current maturity dates range from October 2013 to August 2023. To manage the exchange rate risk related to the short-term loans, the Company entered into forward exchange and cross-currency swap contracts with notional amounts of $110,495 and $147,591, respectively, as of September 28, 2013 and June 29, 2013. The terms of these contracts include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

As of September 28, 2013 and June 29, 2013, the Company had entered into forward contracts to manage the exchange rate risk of contractual obligations with notional values of $5,775 and $16,944, respectively. Contractual obligations as of September 28, 2013 and June 29, 2013 consist of $1,775 and $6,944, respectively, due to Hackett Limited related to the European joint venture acquisition and $4,000 and $10,000 due to Shinsegae International related to the acquisition of the domestic retail business in Korea.

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

The following tables provide information related to the Company’s derivatives:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
Derivatives Designated as Hedging Instruments	September 28, 2013	June 29, 2013	Balance Sheet Classification	September 28, 2013	June 29, 2013	Balance Sheet Classification	September 28, 2013	June 29, 2013

Zero-cost Collars	$242,230	$193,352	Other Current Assets	$642	$1,592	Accrued Liabilities	$(2,904)	$(2,555)
Cross Currency Swaps	107,151	111,195	Other Current Assets	411	1,366	Accrued Liabilities	(9)	(85)
Forward Contracts:
Intercompany & Related Party Loans	3,344	36,396	Other Current Assets	-	1,024	Accrued Liabilities	(37)	-
Contractual Obligations	5,775	16,944	Other Current Assets	40	523	Accrued Liabilities	(22)	(255)
	$358,500	$357,887		$1,093	$4,505		$(2,972)	$(2,895)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Net Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended (a)			Quarter Ended (b)
	September 28, 2013	September 29, 2012	Income Statement Location	September 28, 2013	September 29, 2012

Zero-cost Collars	$(1,461)	$(4,408)	Cost of Sales	$3,245	$278
Forward Contracts and Cross Currency Swaps	(378)	727	SG&A	-	-
	$(1,839)	$(3,681)		$3,245	$278

(a) For the first quarter of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $862 and $1,999, respectively.

(b) For the first quarter of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(2,049) and $(115), respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

During the quarters ended September 28, 2013 and September 29, 2012, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects that $1,299 of net derivative losses included in accumulated other comprehensive loss at September 28, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

11. Segment Information

The Company’s operates its business in five operating segments aggregated into two reportable segments:

•	North America, which includes sales to consumers through North American Company-operated stores, including the Internet, and sales to North American wholesale customers and distributors.

•	International, which includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Taiwan, Singapore, Korea, Malaysia and Europe, and sales to wholesale customers and distributors in over 30 countries.

	North			Corporate
	America	International (1)	Other (1)(2)	Unallocated	Total
Quarter Ended September 28, 2013

Net sales	$778,254	$364,974	$7,532	$-	$1,150,760
Operating income	299,625	130,069	5,600	(113,660)	321,634
Income before provision for income taxes	299,625	130,069	5,600	(112,032)	323,262
Depreciation and amortization expense	17,977	13,143	-	13,844	44,964
Additions to long-lived assets	26,298	14,012	-	5,590	45,900

Quarter Ended September 29, 2012

Net sales	$784,192	$367,402	$9,756	$-	$1,161,350
Operating income	325,534	136,283	5,955	(136,055)	331,717
Income before provision for income taxes	325,534	136,283	5,955	(138,091)	329,681
Depreciation and amortization expense	16,916	10,468	-	8,720	36,104
Additions to long-lived assets	43,819	25,060	-	9,613	78,492

(1) As a result of the acquisition of the European joint venture (as discussed in Note 3), prior year net sales, operating income and income before provision for income taxes of $5,646, $2,565 and $2,565, respectively, have been reclassed from Other to International to conform to the 2014 presentation of the European results.

(2) Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

(unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended
	September 28,	September 29,
	2013	2012

Production variances	$17,149	$13,390
Advertising, marketing and design	(53,361)	(62,351)
Administration and information systems	(56,801)	(68,315)
Distribution and customer service	(20,647)	(18,779)

Total corporate unallocated	$(113,660)	$(136,055)

12. Stock Repurchase Program

Purchases of Coach’s common stock are made subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock become authorized but unissued shares and may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time.

Coach accounts for stock repurchases and retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. During the fourth quarter of fiscal 2010, cumulative stock repurchases allocated to retained earnings resulted in an accumulated deficit balance. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity and dividends declared.

For the first quarter of fiscal 2014 and fiscal 2013, the Company repurchased and retired 3,291 and 3,093 shares, respectively, or $174,955 and $175,000 of common stock, respectively, at an average cost of $53.17 and $56.59 per share, respectively. As of September 28, 2013, Coach had $1.19 billion remaining in the stock repurchase program.

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

EXECUTIVE OVERVIEW

Coach is a leading New York design house of modern luxury accessories. Our product offerings includes fine accessories and gifts for women and men, including handbags, men’s bags, women’s and men’s small leather goods, footwear, outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry and related accessories. We are in the process of transforming Coach from an international accessories business to a global lifestyle brand, anchored in accessories. We plan to accomplish this strategy by building upon our strong management and design teams and enhancing and building out the Coach experience through expanded and new product categories, notably footwear and outerwear, enhanced retail environments and integrated marketing communications.

Coach operates in two segments: North America and International. The North America segment includes sales to North American consumers through Coach-operated stores (including Internet sales) and sales to North American wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores in Japan and mainland China (including Internet sales), Hong Kong and Macau, Singapore, Taiwan, Malaysia, Korea, Europe and sales to wholesale customers and distributors in over 30 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to sustain growth within our global business, we focus on three key growth strategies: transformation to a lifestyle brand, increased global distribution and improved store sales productivity. To that end we are focused on four key initiatives:

•	Transform from a leading international accessories Company into a global lifestyle brand, anchored in accessories, presenting a clear and compelling expression of the Coach woman and man across all product categories, store environments and brand imagery.

•	Focus on the Men’s opportunity for the brand, notably in North America and Asia, by drawing on our long heritage in the category. We are capitalizing on this opportunity by opening new standalone and dual gender stores and broadening the men’s assortment in existing stores.

•	Leverage the global opportunity for Coach by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia and Europe. We are also developing the brand opportunity as we expand into South America and Central America.

•	Harness the growing power of the digital world, accelerating the development of our digital programs and capabilities in North America and worldwide, reflecting the change in consumer shopping behavior globally. Our intent is to rapidly drive further innovation to engage with customers in this channel. Key elements include coach.com, our invitation-only factory flash sites, our global e-commerce sites, marketing sites and social media.

We believe the growth strategies described above will allow us to deliver long-term superior returns on our investments and increased cash flows from operating activities. However, intensified competition, the promotional environment, along with the current macroeconomic environment, has created a challenging retail market. The Company believes strong long-term growth can be achieved through a combination of brand transformation including expanded product offering, additional distribution, a focus on innovation to support productivity and disciplined expense control. With a strong balance sheet, significant cash position and business model that generates significant cash flow, we are in a position to invest in our brand while continuing to return capital to shareholders.

FIRST QUARTER OF FISCAL 2014 HIGHLIGHTS

The key metrics of the first quarter of fiscal 2014 were:

•	Net sales decreased 0.9% to $1.15 billion. On a constant currency basis, total net sales grew 2.4%.

•	North America sales declined 0.8% to $778.3 million.

o	Comparable store sales declined 6.8%.

o	Coach closed one full price store and opened five new factory stores including one Men’s, bringing the total number of retail and factory stores to 350 and 198, respectively, at the end of the first quarter of fiscal 2014.

•	International sales declined 0.7% to $365.0 million, primarily due to the negative foreign exchange impact of the Yen. On a constant currency basis, International sales rose 9.3% reflecting:

o	Growth in Asia and China as comparable store sales continue to rise at a double-digit rate.

o	Coach opened 11 net locations in China and Japan. As of the end of the first quarter of fiscal 2014, the Company operated 196 directly-operated locations in Japan, 132 in China, 48 in Korea, 27 in Taiwan, 10 in Malaysia, nine in Singapore and 20 in Europe.

•	Operating income decreased 3.0% to $321.6 million.

•	Net income decreased 1.6% to $217.9 million.

•	Earnings per diluted share remained stable at $0.77.

•	Cash dividends declared increased 12.5% to $0.3375 per share.

FIRST QUARTER FISCAL 2014 COMPARED TO FIRST QUARTER FISCAL 2013

The following table summarizes results of operations for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013:

	Quarter Ended
	September 28, 2013		September 29, 2012		Variance
	(dollars in millions)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,150.8	100.0%	$1,161.4	100.0%	$(10.6)	(0.9)%

Gross profit	826.6	71.8	845.2	72.8	(18.6)	(2.2)

Selling, general and administrative expenses	504.9	43.9	513.5	44.2	8.6	1.7

Operating income	321.6	27.9	331.7	28.6	(10.1)	(3.0)

Interest income, net	1.6	0.1	-	-	1.6	*

Other expense	-	-	(2.1)	(0.2)	2.1	*

Provision for income taxes	105.4	9.2	108.3	9.3	2.9	2.7

Net income	217.9	18.9	221.4	19.1	(3.5)	(1.6)

* - Percentage change is not meaningful

RESULTS OF OPERATIONS

Net Sales

Net sales by business segment in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, were as follows:

	Quarter Ended
	(unaudited)
				Percentage of
	Net Sales			Total Net Sales

	September 28,	September 29,	Rate of	September 28,	September 29,
	2013	2012	Change	2013	2012
	(dollars in millions)

North America	$778.3	$784.2	(0.8)%	67.6%	67.5%
International	365.0	367.4	(0.7)	31.7	31.6
Other *	7.5	9.8	(23.5)	0.7	0.9
Total net sales	$1,150.8	$1,161.4	(0.9)	100.0%	100.0%

* Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America

Net sales decreased 0.8% to $778.3 million during the first quarter of fiscal 2014 from $784.2 million during the same period in fiscal 2013, primarily driven by a 6.8% decrease in comparable store sales partially offset by new store openings. The decline in comparable store sales was primarily driven by lower transactions. Since the end of the first quarter of fiscal 2013, Coach opened six and 24 retail and factory stores, respectively, including eight Men’s factory stores, and closed 10 retail stores.

International

Net sales decreased 0.7% to $365.0 million in the first quarter of fiscal 2014 from $367.4 million during the same period of fiscal 2013, primarily driven by the negative foreign exchange impact of the Yen. On a constant currency basis, net sales increased 9.3% reflecting new store openings, strong comparable store performance in Asia and China and the acquisition and related consolidation of the European retail market, partially offset by lower shipments into wholesale accounts due to a shift in holiday timing. Since the end of the first quarter of fiscal 2013, International opened 45 net new stores, with 43 net new stores in mainland China, Hong Kong and Macau and Japan, two net new stores in the other regions. The acquisitions of the European joint venture resulted in a transfer of 18 stores and the transition of two additional stores from wholesale.

Operating Income

Operating income decreased 3.0% to $321.6 million in the first quarter of fiscal 2014 as compared to $331.7 million in the first quarter of fiscal 2013. Operating margin decreased to 27.9% as compared to 28.6% in the same period of the prior year.

Gross profit decreased 2.2% to $826.6 million in the first quarter of fiscal 2014 from $845.2 million during the same period of fiscal 2013. Gross margin in the first quarter of fiscal 2014 decreased to 71.8% as compared to 72.8% in the same period of the prior year reflecting increased promotional activity and channel mix.

Selling, general and administrative expenses decreased 1.7% to $504.9 million in the first quarter of fiscal 2014 as compared to $513.5 million in the first quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 43.9% during the first quarter of fiscal 2014 as compared to 44.2% during the first quarter of fiscal 2013.

Selling expenses were $365.1 million, or 31.7% of net sales, in the first quarter of fiscal 2014 compared to $353.1 million, or 30.4% of net sales, in the first quarter of fiscal 2013. The dollar increase in selling expenses reflected new store openings, increased costs related to transformation initiatives across all consumer touch points and the impact of acquiring our 50% interest in our European joint venture. The softening of North America net sales limited opportunities for sales leverage in the first quarter of fiscal 2014. These increases were offset slightly by the impact of foreign currency exchange rates related to Coach Japan.

Advertising, marketing, and design costs were $57.6 million, or 5.0% of net sales, in the first quarter of fiscal 2014, compared to $70.0 million, or 6.0% of net sales, during the same period of fiscal 2013. The decrease was primarily due to overlapping the launch of our Legacy line in the first quarter of fiscal 2013, and a fiscal 2014 reduction in design staff related to the divestiture of the Reed Krakoff business. However, full year 2014 advertising, marketing and design costs are expected to be higher than those costs incurred in fiscal 2013.

Distribution and consumer service expenses were $21.4 million, or 1.9% of net sales, in the first quarter of fiscal 2014, compared to $19.5 million, or 1.7% of net sales, in the first quarter of fiscal 2013. The dollar increase in distribution and consumer service expenses was primarily due to increased North America Internet sales.

Administrative expenses were $60.8 million, or 5.3% of net sales, in the first quarter of fiscal 2014 compared to $70.7 million, or 6.1% of net sales, during the same period of fiscal 2013, reflecting lower ongoing equity compensation expense. The dollar decrease in the first quarter of fiscal 2014 reflects lower equity compensation, primarily related to the departure of key executives, as previously announced. The $60.8 million of administrative expenses includes a one-time expense of $2.8 million, primarily related to the divestiture of the Reed Krakoff business.

Provision for Income Taxes

The effective tax rate was 32.6% in the first quarter of fiscal 2014, which is in line with the 32.8% effective tax rate in the first quarter of fiscal 2013.

Net Income

Net income was $217.9 million in the first quarter of fiscal 2014 as compared to $221.4 million in the first quarter of fiscal 2013. This decrease was primarily due to lower net sales and related gross profit shortfall.

Earnings Per Share

Diluted earnings per share of $0.77 per share in fiscal 2014 was even with prior year as the benefit of share repurchases was offset by the lower net income.

Non-GAAP Measures

The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The percentage increase in net sales in the first quarter of fiscal 2014 for total and International net sales has been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the first quarter of fiscal 2013. Excluding currency fluctuation effects is considered a non-GAAP measure.

We believe that presenting total and International net sales variances, including and excluding currency fluctuation effects, will help investors and analysts to understand the effect on these valuable performance measures of significant year-over-year currency fluctuations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	September 28,	September 29
	2013	2012	Change
	(dollars in thousands)

Net cash provided by operating activities	$164,100	$202,174	$(38,074)

Net cash used in investing activities	(231,381)	(101,734)	(129,647)

Net cash used in financing activities	(281,454)	(257,685)	(23,769)

Effect of exchange rate changes on cash and cash equivalents	567	785	(218)

Net decrease in cash and cash equivalents	$(348,168)	$(156,460)	$(191,708)

The Company’s cash and cash equivalents decreased $348.2 million during the first quarter of fiscal 2014 compared to a decrease of $156.5 million in the first quarter of fiscal 2013. The $191.7 million period over period decrease is driven by the result of investing activities, as well as declines in net cash provided by operations and financing activities.

Net cash provided by operating activities was $164.1 million in the first quarter of fiscal 2014 compared to $202.2 million in the first quarter of fiscal 2013. The decrease of $38.1 million was primarily due to a higher build of inventories reflecting pre-holiday build, the Europe acquisition and new stores. Excluding inventories net operating assets and liabilities increased $7.1 million compared to prior year. This increase was substantially offset by higher depreciation and amortization and deferred taxes netted with the change in ongoing share-based compensation.

Net cash used in investing activities was $231.4 million in the first quarter of fiscal 2014 compared to $101.7 million in the first quarter of fiscal 2013, with the increase of $129.6 reflecting $165.8 million of purchases related to our offshore investment portfolio, partially offset by a $25.2 million reduction in acquisition related expenditures. During the first quarter of fiscal 2014, the Company invested $18.2 million in the Hudson Yards joint venture related to our new corporate headquarters and completed its acquisition of 50% of its European joint venture from Hackett Limited in the quarter, forgiving debt of $18.0 million and providing a net cash payment of $2.0 million. This compares to fiscal 2013 when the Company acquired its domestic retail businesses in Korea and Malaysia from the former distributors for an aggregate $45.4 million in cash. Purchases of property and equipment declined slightly in the quarter to $45.9 million, a reduction of $10.4 million from the prior year. Full year capital expenditures are estimated to be approximately $280 million.

Net cash used in financing activities was $281.5 million in the first quarter of fiscal 2014 as compared to $257.7 million in the first quarter of fiscal 2013. The increase of $23.8 million was primarily attributable to higher taxes to settle net share-based awards and dividend payments.

Revolving Credit Facilities

The Company has a $700 million credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with an maturity date of March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements and general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1 billion.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At September 28, 2013, the commitment fee was 7.5 basis points. The JP Morgan facility contains various covenants and customary events of default. Coach is in compliance with all covenants of the JP Morgan facility. During fiscal 2013 and through first quarter of fiscal 2014, there were no borrowings under these facilities. Subsequent to the end of the first quarter of fiscal 2014, Coach drew down the JP Morgan facility. As of November 5, 2013, $150 million was outstanding.

As of September 28, 2013, Coach Japan had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 5.3 billion yen, or approximately $54 million, as of September 28, 2013. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2013 and through first quarter of fiscal 2014, there were no borrowings under these facilities.

As of September 28, 2013, Coach Shanghai Limited had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, as of September 28, 2013. Interest is based on the People's Bank of China rate. During fiscal 2013 and through the first quarter of fiscal 2014, there were no borrowings under this facility.

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

During the first three months of fiscal 2014 and fiscal 2013, the Company repurchased and retired 3.3 million and 3.1 million shares, respectively, or $175.0 million of common stock, respectively, at an average cost of $53.17 and $56.59 per share, respectively. As of September 28, 2013, Coach had $1.19 billion remaining in the stock repurchase program.

Capital Expenditures and Working Capital

As previously disclosed, the Company expects total capital expenditures for the fiscal year ending June 28, 2014 to be approximately $280 million. Capital expenditures will be primarily for new stores in North America and Asia to support our global expansion. We will also continue to invest in corporate infrastructure, primarily technology, and department store and distributor locations. These investments will be financed primarily from on hand cash and operating cash flows.

Because Coach products are frequently given as gifts, Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter, Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher consumer sales, especially during the holiday months of November and December and collects wholesale accounts receivable. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. Over the last several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations. During the first three months of fiscal 2014, Coach purchased approximately $436.7 million of inventory, which was funded by on hand cash and operating cash flows.

In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43%. Upon completion of the office tower in 2015, the Company will retain a condominium interest serving as its new corporate headquarters. During the first three months of fiscal 2014, the Company invested $18.2 million in the joint venture. The Company expects to invest approximately $420 million between the beginning of the second quarter of fiscal 2014 through the next three years. Depending on construction progress, the Company’s latest estimate contemplates investing approximately $120 million over the balance of fiscal 2014. The joint venture investments will be financed by the Company with cash on hand, borrowings under its credit facility and approximately $130 million of proceeds from the sale of its current headquarters buildings in 2015.

Management believes that cash flow from operations, on hand cash, cash equivalents and its credit lines will provide adequate funds for the foreseeable working capital needs, planned capital expenditures, dividend payments and the common stock repurchase program. Subsequent to the end of the first quarter of fiscal 2014, Coach drew down the JP Morgan facility. As of November 5, 2013, $150 million was outstanding.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 29, 2013 are those that depend most heavily on these judgments and estimates. As of September 28, 2013, there have been no material changes to any of the critical accounting policies contained therein.

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

Foreign Currency Exchange

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into zero-cost collar options. As of September 29, 2013 and June 29, 2013, foreign currency contracts designated as hedges with a notional amount of $242.2 million and $193.4 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total principal amount of $295.7 million and $253.0 million as of September 29, 2013 and June 29, 2013, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is August 2023. As of September 29, 2013 and June 29, 2013, the total notional values of outstanding forward exchange and cross-currency swap contracts related to these loans were $110.5 million and $147.6 million, respectively.

The fair value of open foreign currency derivatives included in current assets at September 29, 2013 and June 29, 2013 was $1.1 million and $4.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at September 29, 2013 and June 29, 2013 was $3.0 million and $2.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments, revolving credit facilities and long-term debt.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of assets classified as available-for-sale.

At September 28, 2013 and June 29, 2013, the Company’s short-term investments, classified within current assets on the condensed consolidated balance sheet consisted of $140.1 million and $72.1 million, respectively, of time deposits and high-credit quality U.S. issued corporate debt securities with original maturities greater than three months.

At September 28, 2013 and June 29, 2013, the Company’s long-term investments, classified within non-current assets on the condensed consolidated balance sheet consisted of high-credit U.S. and non-U.S. issued corporate debt securities with a fair value of $195.2 million and $99.5 million, respectively. These securities have maturity dates between calendar years 2014 and 2016. Unrealized gains and losses are recorded within other comprehensive income.

The Company’s non-current investments, also included a $6.0 million auction rate security at both September 28, 2013 and June 29, 2013, as the auction rate securities’ adjusted book value equaled its fair value. There were no unrealized gains or losses associated with this investment.

The Company’s cash and cash equivalents of $714.6 million and $1,062.8 million at September 28, 2013 and June 29, 2013, respectively, primarily consisted of cash, time deposits, commercial paper and money market funds. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, cash equivalents are classified as held-to-maturity and stated at amortized cost.

As of September 28, 2013, the Company had no outstanding borrowings on its JP Morgan facility, the Coach Japan credit facility, and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Lew Frankfort, the Chairman and Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of September 28, 2013.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchases during the first quarter of fiscal 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 1 (6/30/2013 - 8/2/2013)	-	$-	-	$1,361,627
Period 2 (8/4/2013 - 8/31/2013)	2,117	53.06	2,117	1,249,326
Period 3 (9/1/2013 - 9/28/2013)	1,174	53.37	1,174	1,186,672
Total	3,291		3,291

(1)	The Company repurchases its common stock under repurchase programs that were approved by the Board of Directors as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$ 1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	Exhibits

(a)	Exhibits

	10.1*	Asset Purchase and Sale Agreement, dated as of July 29, 2013, by and among Reed Krakoff Investments LLC, Reed Krakoff and Coach, Inc.

	10.2	Letter Agreement, dated as of July 10, 2013, by and between Reed Krakoff and Coach, Inc., which is incorporated by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on July 10, 2013

	10.3*	Resignation Letter, dated as of July 29, 2013, by and between Reed Krakoff and Coach, Inc.

	31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

	32.1*	Section 1350 Certifications

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

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

Dated: November 6, 2013

