Form 10-Q
period 2013-12-28
COACH INC
filed 2014-02-05
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2013

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

☐ Yes ☑ No

On January 24, 2014, the Registrant had 277,581,114 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 46 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “generate,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. Future results will vary from historical results and historical growth is not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our growth and transformation strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories, footwear, ready to wear and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 28,	June 29,
	2013	2013

ASSETS
Current Assets:
Cash and cash equivalents	$568,228	$1,062,785
Short-term investments	230,607	72,106
Trade accounts receivable, less allowances of $1,161 and $1,138, respectively	228,631	175,477
Inventories	553,026	524,706
Other current assets	207,184	235,873

Total current assets	1,787,676	2,070,947

Property and equipment, net	748,336	694,771
Long term investments	456,169	197,340
Goodwill	357,853	345,039
Deferred income taxes	61,704	84,845
Other assets	132,079	138,955

Total assets	$3,543,817	$3,531,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$135,128	$178,857
Accrued liabilities	567,282	543,153
Current portion of long-term debt	485	500

Total current liabilities	702,895	722,510

Long-term debt	-	485
Other liabilities	410,195	399,744

Total liabilities	1,113,090	1,122,739

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000 shares; $0.01 par value) issued and outstanding 277,552 and 281,902 shares, respectively	2,776	2,819
Additional paid-in-capital	2,577,338	2,520,469
Accumulated deficit	(125,160)	(101,884)
Accumulated other comprehensive loss	(24,227)	(12,246)

Total stockholders' equity	2,430,727	2,409,158

Total liabilities and stockholders' equity	$3,543,817	$3,531,897

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Net sales	$1,419,624	$1,503,774	$2,570,384	$2,665,124

Cost of sales	436,945	418,392	761,132	734,574

Gross profit	982,679	1,085,382	1,809,252	1,930,550

Selling, general and administrative expenses	546,736	558,805	1,051,675	1,072,256

Operating income	435,943	526,577	757,577	858,294

Interest income, net	1,953	266	3,581	302

Other expense	-	1,505	-	3,577

Income before provision for income taxes	437,896	525,338	761,158	855,019

Provision for income taxes	140,458	172,574	245,837	280,874

Net income	$297,438	$352,764	$515,321	$574,145

Net income per share:
Basic	$1.07	$1.25	$1.84	$2.02
Diluted	$1.06	$1.23	$1.82	$2.00

Shares used in computing net income per share:
Basic	279,085	282,693	280,236	283,630
Diluted	281,534	286,223	283,000	287,358

Cash dividends declared per common share	$0.3375	$0.3000	$0.6750	$0.6000

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Net income	$297,438	$352,764	$515,321	$574,145

Other comprehensive income (loss), net of tax:

Unrealized gains (loss) on cash flow hedging derivatives, net of tax of ($3,678) and ($7,084) for quarter ended and $(767) and ($4,970) for six months ended December 28, 2013 and December 29, 2012, respectively	4,440	11,815	(644)	7,856

Unrealized losses on available-for-sale investments	(773)	(257)	(709)	(257)

Foreign currency translation adjustments	(21,129)	(33,008)	(10,628)	(20,840)

Other comprehensive loss, net of tax	(17,462)	(21,450)	(11,981)	(13,241)

Comprehensive income	$279,976	$331,314	$503,340	$560,904

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Six Months Ended
	December 28,	December 29,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$515,321	$574,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,939	76,881
Provision for bad debt	617	(1,049)
Share-based compensation	42,927	59,026
Excess tax benefit from share-based compensation	(2,756)	(10,828)
Deferred income taxes	27,293	4,662
Non-cash sale of Reed Krakoff business; restructuring and transformation	(851)	-
Other, net	(6,081)	5,429
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(55,282)	(53,173)
(Increase) decrease in inventories	(21,037)	26,275
Increase in other assets	(37,606)	(20,944)
Decrease in accounts payable	(47,978)	(723)
Increase in accrued liabilities	50,439	151,044
Increase in other liabilities	6,525	19,267
Net cash provided by operating activities	564,470	830,012

CASH FLOWS FROM INVESTING ACTIVITIES
Equity-method investment	(41,338)	-
Distributor acquisitions, net of cash acquired	(1,984)	(45,444)
Purchases of property and equipment	(106,762)	(117,099)
Repayments from (loans to) suppliers and related parties	500	(6,487)
Purchases of investments	(375,280)	(99,425)
Proceeds from maturities and sales of investments	1,839	-
Net cash used in investing activities	(523,025)	(268,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(189,833)	(255,453)
Repurchases of common stock	(349,937)	(400,000)
Repayment of long-term debt	(500)	(650)
Borrowing under revolving credit facility	150,000	-
Repayment of revolving credit facility	(150,000)	-
Proceeds from share-based awards	39,269	54,526
Taxes paid to net settle share-based awards	(37,894)	(26,226)
Excess tax benefit from share-based compensation	2,756	10,828
Net cash used in financing activities	(536,139)	(616,975)

Effect of changes in foreign exchange rates on cash and cash equivalents	137	(3,140)

Decrease in cash and cash equivalents	(494,557)	(58,558)
Cash and cash equivalents at beginning of period	1,062,785	917,215
Cash and cash equivalents at end of period	$568,228	$858,657

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. The results of operations, cash flows and comprehensive income for the quarter and six months (which represents 13 and 26 week periods, respectively) ended December 28, 2013 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2014 (“fiscal 2014”).

In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that sales in this region should be included in the International segment. Accordingly, prior year sales related to Europe have been reclassified to the International segment to conform to the current year presentation.

2.	Sale of Reed Krakoff Business; Restructuring and Transformational Related Charges

On August 30, 2013, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC (“Buyer”). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the “Purchase Agreement”) with Buyer and Reed Krakoff, the Company’s former President and Executive Creative Director.  Coach received a de minimus amount of cash and convertible preferred membership interests representing 8.0% of Buyer’s issued and outstanding convertible preferred units and initial equity value immediately following such issuance.  Coach recorded a cost method investment of $3,261, included in Long-term investments in the condensed consolidated balance sheet at December 28, 2013.

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

A summary of charges and status of related liabilities are as follows:

	Severance and Related Costs	Impairment & Other	Total

Liability as of June 29, 2013	$27,879	$83	$27,962
(Income) expense	(1,732)	1,903	171
Non-cash charges	(345)	(1,822)	(2,167)
Cash payments and settlements	(20,942)	(164)	(21,106)
Liability as of December 28, 2013	$4,860	$-	$4,860

The liabilities outstanding at December 28, 2013 are anticipated to be substantially paid in fiscal 2014.

3.	Acquisition

Coach became the 100% owner of its European joint venture by purchasing Hackett Limited’s 50% interest in the joint venture on July 1, 2013, enabling Coach to assume direct control and consolidate its European retail business. The joint venture included 18 retail locations in Spain, Portugal, Great Britain, France, Ireland and Germany. The purchase price consisted of cash payments of approximately $15,105 and the forgiveness of a loan from Coach to Hackett Limited of approximately $18,019. The cash payments were made in installments with $7,893 paid in fiscal 2013, $5,437 paid in the first quarter of fiscal 2014 offset by cash acquired as part of the acquisition of $3,453. The remaining $1,775 was paid at the beginning of the third quarter of fiscal 2014. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company. The allocation of the purchase price of the acquisition is expected to be finalized later this year. The preliminary purchase price allocation resulted in goodwill of $21,745.

4.	Goodwill and Intangible Assets

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, for the six months ended December 28, 2013 is as follows:

Total

Balance at June 29, 2013	$345,039

Acquisition of European joint venture	21,745

Foreign exchange impact	(8,931)

Balance at December 28, 2013	$357,853

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

At December 28, 2013 and June 29, 2013, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks and are included in Other assets.

5.	Stockholders’ Equity

Activity for the six months ended December 28, 2013 and December 29, 2012 in the accounts of Stockholders’ Equity is summarized below:

					Accumulated
	Shares of	Common	Additional		Other	Total
	Common	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Equity	Capital	Deficit	Income (Loss)	Equity
Balances at June 30, 2012	285,118	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

Net income	-	-	-	574,145	-	574,145
Other comprehensive loss	-	-	-	-	(13,241)	(13,241)
Shares issued for stock options and employee benefit plans	2,578	26	28,274	-	-	28,300
Share-based compensation	-	-	59,026	-	-	59,026
Excess tax benefit from share-based compensation	-	-	10,828	-	-	10,828
Repurchase of common stock	(7,066)	(71)	-	(399,929)	-	(400,000)
Dividend declared	-	-	-	(169,657)	-	(169,657)

Balances at December 29, 2012	280,630	$2,806	$2,425,183	$(382,891)	$37,234	$2,082,332

Balances at June 29, 2013	281,902	$2,819	$2,520,469	$(101,884)	$(12,246)	$2,409,158

Net income	-	-	-	515,321	-	515,321
Other comprehensive loss	-	-	-	-	(11,981)	(11,981)
Shares issued for stock options and employee benefit plans	2,243	23	1,352	-	-	1,375
Share-based compensation	-	-	52,761	-	-	52,761
Excess tax benefit from share-based compensation	-	-	2,756	-	-	2,756
Repurchase of common stock	(6,593)	(66)	-	(349,871)	-	(349,937)
Dividend declared	-	-	-	(188,726)	-	(188,726)

Balances at December 28, 2013	277,552	$2,776	$2,577,338	$(125,160)	$(24,227)	$2,430,727

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The components of accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Gains	Unrealized
	(Losses)	Losses
	on Cash	on Available-	Cumulative
	Flow	for-Sale	Translation
	Hedges(a)	Securities	Adjustment	Other (b)	Total
Balances at June 30, 2012	$(461)	$-	$55,360	$(4,424)	$50,475
Other comprehensive income (loss) before reclassifications	7,158	(257)	(20,840)	-	(13,939)
Less: losses reclassified from accumulated other comprehensive income	(698)	-	-	-	(698)
Net current-period other comprehensive income (loss)	7,856	(257)	(20,840)	-	(13,241)
Balances at December 29, 2012	$7,395	$(257)	$34,520	$(4,424)	$37,234

Balances at June 29, 2013	$3,741	$(1,276)	$(11,630)	$(3,081)	$(12,246)
Other comprehensive income (loss) before reclassifications	3,312	(709)	(10,628)	-	(8,025)
Less: gains reclassified from accumulated other comprehensive income	3,956	-	-	-	3,956
Net current-period other comprehensive loss	(644)	(709)	(10,628)	-	(11,981)
Balances at December 28, 2013	$3,097	$(1,985)	$(22,258)	$(3,081)	$(24,227)

(a) The ending balances of accumulated other comprehensive loss are net of tax of $(3,109) and $(4,395) as of December 28, 2013 and December 29, 2012, respectively. The amounts reclassified from accumulated other comprehensive loss are net of tax of $(2,462) and $476 as of December 28, 2013 and December 29, 2012, respectively.

(b) The components of Other includes the cumulative effect of the adoption of Accounting Standards Codification (“ASC”) 320-10-35-17 and the ASC 715 adjustment and minimum pension liability of $(1,072) and $(2,009) as of December 28, 2013 and $(1,072) and $(3,352) as of December 29, 2012, respectively. As of December 28, 2013 and December 29, 2012, the balances of accumulated other comprehensive loss are net of tax of $2,118 and $2,656, respectively.

6.	Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and employee benefit and share awards.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Net income	$297,438	$352,764	$515,321	$574,145

Total weighted-average basic shares	279,085	282,693	280,236	283,630

Dilutive securities:
Employee benefit and share award plans	827	1,228	1,021	1,272
Stock option programs	1,622	2,302	1,743	2,456

Total weighted-average diluted shares	281,534	286,223	283,000	287,358

Net income per share:
Basic	$1.07	$1.25	$1.84	$2.02
Diluted	$1.06	$1.23	$1.82	$2.00

At December 28, 2013, options to purchase 3,397 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $54.53 to $78.46, were greater than the average market price of the common shares and therefore, would have had an anti-dilutive impact on diluted earnings per share.

At December 29, 2012, options to purchase 2,186 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $56.95 to $78.46, were greater than the average market price of the common shares and therefore, would have had an anti-dilutive impact on diluted earnings per share.

7.	Share-Based Compensation

The following table shows the total compensation cost and the related tax benefits recognized for share-based compensation plans in the income statement for the periods indicated:

	Quarter Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013 (a)	2012

Share-based compensation expense	$25,421	$30,493	$52,761	$59,026
Income tax benefit related to share-based compensation expense	7,922	10,312	16,436	20,168

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

(a) Approximately $9,834 of share based compensation expense and $3,793 of related income tax benefit are related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014.

Stock Options

A summary of stock option activity under the Coach stock option plans during the six months ended December 28, 2013 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price Per
	Outstanding	Option

Outstanding at June 29, 2013	12,893	$43.37
Granted	2,203	53.22
Exercised	(1,094)	33.61
Forfeited or expired	(1,937)	55.40
Outstanding at December 28, 2013	12,065	44.12

Vested and expected to vest at December 28, 2013	11,777	43.81
Exercisable at December 28, 2013	7,865	38.58

At December 28, 2013, $35,884 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2014 and fiscal 2013 was $10.02 and $14.16, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2014 and fiscal 2013 was $22,292 and $47,696, respectively.

The total cash received from these option exercises was $36,778 and $52,415, respectively, and the actual tax benefit realized from these option exercises was $8,341 and $17,209, respectively.

Service-based Restricted Stock Unit Awards (“RSUs”)

A summary of service-based RSU activity during the six months ended December 28, 2013 is as follows:

	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value Per Share

Non-vested at June 29, 2013	3,269	$54.06
Granted	1,809	53.44
Vested	(1,367)	50.16
Forfeited	(380)	54.76
Non-vested at December 28, 2013	3,331	55.24

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

At December 28, 2013, $123,173 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.

The weighted-average grant-date fair value per share of share awards granted during the first six months of fiscal 2014 and fiscal 2013 was $53.44 and $55.20, respectively. The total fair value of shares vested during the first six months of fiscal 2014 and fiscal 2013 was $72,509 and $73,425, respectively.

Performance-based Restricted Stock Unit Awards (“PRSU”)

The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of performance-based share award activity during the six months ended December 28, 2013 is as follows:

	Number of Non-vested Share Units	Weighted-Average Grant-Date Fair Value Per Share

Non-vested at June 29, 2013	1,093	$46.84
Change due to performance condition achievement	62	36.48
Granted	303	31.84
Vested	(435)	40.27
Forfeited	(102)	49.87
Non-vested at December 28, 2013	921	43.98

At December 28, 2013, $18,503 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.6 years.

The weighted-average grant-date fair value per share of share awards granted during the first six months of fiscal 2014 and fiscal 2013 was $31.84 and $57.00, respectively. The total fair value of shares vested during the first six months of fiscal 2014 and fiscal 2013 was $23,149 and $0, respectively.

During the first six months of fiscal 2014, the Company granted 241 shares of common stock with a fair value of $6,814 to selected executives as retention PRSU awards with a maximum potential number of shares issued and fair value (excluding dividends) of 321 shares and $9,085, respectively. These shares are included within the PRSU tables above. The shares of common stock under these PRSU awards will be earned and distributed based on performance criteria which compare the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The grant date fair value of the PRSU awards was determined utilizing a Monte Carlo simulation and the following assumptions: expected volatility of 32.61%, risk-free interest rate of 0.63%, and dividend yield of 0.00%.

In the first six months of fiscal 2014 and 2013, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $31,595 and $21,651, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

8.	Fair Value Measurements

In accordance with Accounting Standards Codification ASC 820-10, “Fair Value Measurements and Disclosures,” the Company categorizes its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at December 28, 2013 and June 29, 2013:

	Level 1		Level 2		Level 3
	December 28,	June 29,	December 28,	June 29,	December 28,	June 29,
	2013	2013	2013	2013	2013	2013
Assets:
Cash equivalents (a)	$82,333	$124,420	$23,478	$337,239	$-	$-
Short-term investments (b)	26,979	-	203,628	72,106	-	-
Long term investments:
Government securities - U.S. (c)	30,229	-	-	-	-	-
Corporate debt securities - U.S. (c)	-	-	163,872	63,442	-	-
Corporate debt securities - non U.S. (c)	-	-	117,537	33,968	-	-
Auction rate security (d)	-	-	-	-	6,000	6,000
Derivative assets:
Zero-cost collar options (e)	-	-	8,225	1,592	-	-
Forward contracts and cross currency swaps (e)	-	-	814	2,390	-	-
Contractual obligations (e)	-	-	77	523	-	-
Total	$139,541	$124,420	$517,631	$511,260	$6,000	$6,000

Liabilities:
Derivative liabilities:
Zero-cost collar options (e)	$-	$-	$-	$2,555	$-	$-
Forward contracts and cross currency swaps (e)	-	-	51	85	-	-
Contractual obligations (e)	-	-	116	255	-	-
Total	$-	$-	$167	$2,895	$-	$-

(a) Cash equivalents consist of money market funds, time deposits and commercial paper with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

(b) Short-term investments consist of time deposits, U.S. Treasuries and government agency securities, commercial paper and high-credit quality U.S. and non U.S. issued corporate debt securities with maturities of less than one year in which management believes their carrying value approximates fair value based on their short maturity.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

Non-Financial Assets and Liabilities

The Company’s non-financial instruments, which primarily consist of goodwill and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions.

Adverse changes in future market conditions or weaker operating results compared to our expectations could result in losses or a potential impairment charge if the Company is unable to recover the carrying value of certain assets.

9.	Commitments and Contingencies

In April 2013, the Company entered into a joint venture agreement with Related Companies, L.P. to develop a new office tower in Manhattan in the Husdon Yards district (“Hudson Yards joint venture”). The formation of the Hudson Yards joint venture serves as a financing vehicle for the construction project. Upon expected completion of the office tower in calendar 2015, the Company will retain a condominium interest in the office tower, which will serve as its new corporate headquarters.

The Company expects to invest approximately $400,000 in the Hudson Yards joint venture between the beginning of the third quarter of fiscal 2014 through fiscal 2016, with $70,000 to $80,000 estimated for the remainder of fiscal 2014, depending on construction progress. During the quarter and six months ended December 28, 2013, the Company invested $23,130 and $41,338, respectively, in the joint venture. Outside of investment in the joint venture, the Company expects to incur approximately $190,000 of capital expenditures over the remaining period of construction.

In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

10.	Investments

The following table summarizes the Company’s investments recorded within the consolidated balance sheet as of December 28, 2013 and June 29, 2013:

	December 28, 2013			June 29, 2013
	Current	Non-current	Total	Current	Non-current	Total

Available-for-sale investments:
Government securities - U.S. (a)	$26,979	$30,229	$57,208	$-	$-	$-
Corporate debt securities - U.S. (a)	9,545	163,872	173,417	2,094	63,442	65,536
Corporate debt securities - non-U.S. (a)	11,506	117,537	129,043	-	33,968	33,968
Auction rate security (b)	-	6,000	6,000	-	6,000	6,000
Available-for-sale investments, total	$48,030	$317,638	$365,668	$2,094	$103,410	$105,504

Held to maturity:
Corporate debt securities - U.S. (c)	$22,425	$-	$22,425	$-	$-	$-

Other:
Time deposits (d)	$160,152	$-	$160,152	$70,012	$-	$70,012
Other (e)	-	138,531	138,531	-	93,930	93,930

Total Investments	$230,607	$456,169	$686,776	$72,106	$197,340	$269,446

(a) Portfolio of high-credit quality U.S. and non-U.S. issued corporate debt securities and U.S. government securities classified as available-for-sale and recorded at fair value, which approximates amortized cost. These securities have maturity dates between calendar years 2014 and 2016.

(b) The underlying investments are scheduled to mature in 2035.

(c) Portfolio of high-credit quality U.S. and non-U.S. issued commercial paper classified as held to maturity and recorded at amortized cost. These securities have maturity dates in the calendar year 2014.

(d) Portfolio of time deposits with original maturities greater than 3 months.

(e) Equity method investment related to Hudson Yards joint venture and Reed Krakoff cost method investment. The Hudson Yards joint venture is determined to be a variable interest entity primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. Coach is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

11.	Derivative Instruments and Hedging Activities

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

Two of the Company’s businesses outside of the United States, Coach Japan and Coach Canada, enter into zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of December 28, 2013 and June 29, 2013, zero-cost collar options with aggregate notional amounts of $153,754 and $193,352 were outstanding, respectively. Current maturity dates range from January 2014 to August 2014.

As of December 28, 2013, and June 29, 2013, the Company had entered into various short-term and long-term intercompany and related party loans denominated in various foreign currencies, with a total principal amount of $288,821 and $253,037 at December 28, 2013, and June 29, 2013, respectively. Current maturity dates range from February 2014 to November 2023. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts with notional amounts of $102,240 and $147,591, respectively as of December 28, 2013, and June 29, 2013. The terms of these contracts include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates.

As of December 28, 2013 and June 29, 2013, the Company had entered into forward contracts to manage the exchange rate risk of contractual obligations with notional values of $5,775 and $16,944, respectively. Contractual obligations as of December 28, 2013 and June 29, 2013 consist of $1,775 and $6,944, respectively, due to Hackett Limited related to the European joint venture acquisition and $4,000 and $10,000, respectively, due to Shinsegae International related to the acquisition of the domestic retail business in Korea.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following tables provide information related to the Company’s derivatives:

	Notional Value		Derivative Assets (Other Current Assets)		Derivative Liabilities (Accrued Liabilities)
			Fair Value		Fair Value
Derivatives Designated as Hedging Instruments	December 28, 2013	June 29, 2013	December 28, 2013	June 29, 2013	December 28, 2013	June 29, 2013

Zero-cost collars	$153,754	$193,352	$8,225	$1,592	$-	$2,555
Cross currency swaps	98,847	111,195	814	1,366	11	85
Forward Contracts:
Intercompany & related party loans	3,393	36,396	-	1,024	40	-
Contractual obligations	5,775	16,944	77	523	116	255
Total	$261,769	$357,887	$9,116	$4,505	$167	$2,895

	Amount of Net Gain (Loss) Recognized in OCI on Derivatives
	(Effective Portion)
	Quarter Ended		Six Months Ended
Derivatives in Cash Flow Hedging	December 28,	December 29,	December 28,	December 29,
Relationships	2013	2012	2013	2012

Zero-cost collars	$6,735	$9,991	$5,274	$5,583
Cross currency swaps and forward contracts	(1,584)	848	(1,962)	1,575

Total	$5,151	$10,839	$3,312	$7,158

For the second quarter of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(4,091) and $(6,493), respectively. For the first six months of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(3,229) and $(4,494), respectively.

	Amount of Net Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Location of Net Gain (Loss)	Quarter Ended		Six Months Ended
Reclassified from Accumulated OCI	December 28,	December 29,	December 28,	December 29,
into Income (Effective Portion)	2013	2012	2013	2012

Cost of sales	$711	$(976)	$3,956	$(698)

For the second quarter of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(413) and $591, respectively. For the first six months of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(2,462) and $476, respectively.

During the six months ended December 28, 2013 and December 29, 2012, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects $8,248 of net derivative gains included in accumulated other comprehensive income at December 28, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

12.	Segment Information

The Company operates its business in five operating segments aggregated into two reportable segments, North America and International.

•	The North America reportable segment includes sales to consumers through Company-operated stores, including the Internet, and sales to wholesale customers and distributors.

•	The International reportable segment includes sales to consumers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Taiwan, Singapore, Korea, Malaysia and Europe, and sales to wholesale customers and distributors in over 30 countries.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

	North			Corporate
	America	International (1)	Other (1)(2)	Unallocated	Total
Quarter Ended December 28, 2013

Net sales	$983,051	$424,619	$11,954	$-	$1,419,624
Gross profit	627,621	330,936	9,832	14,290	982,679
Operating income	404,502	141,094	8,461	(118,114)	435,943
Income before provision for income taxes	404,502	141,094	8,461	(116,161)	437,896
Depreciation and amortization expense	19,321	13,720	-	14,934	47,975
Additions to long-lived assets	25,645	23,803	-	11,414	60,862

Quarter Ended December 29, 2012

Net sales	$1,076,135	$417,653	$9,986	$-	$1,503,774
Gross profit	723,971	333,001	8,809	19,601	1,085,382
Operating income	479,822	150,884	6,743	(110,872)	526,577
Income before provision for income taxes	479,822	150,884	6,743	(112,111)	525,338
Depreciation and amortization expense	17,692	13,505	-	9,580	40,777
Additions to long-lived assets	25,904	17,572	-	13,418	56,894

Six Months Ended December 28, 2013

Net sales	$1,761,305	$789,593	$19,486	$-	$2,570,384
Gross profit	1,138,005	623,513	16,294	31,440	1,809,252
Operating income	704,127	271,163	14,061	(231,774)	757,577
Income before provision for income taxes	704,127	271,163	14,061	(228,193)	761,158
Depreciation and amortization expense	37,298	26,863	-	28,778	92,939
Additions to long-lived assets	51,943	37,815	-	17,004	106,762

Six Months Ended December 29, 2012

Net sales	$1,860,327	$785,056	$19,741	$-	$2,665,124
Gross profit	1,256,107	624,514	16,936	32,993	1,930,550
Operating income	805,356	287,167	12,698	(246,927)	858,294
Income before provision for income taxes	805,356	287,167	12,698	(250,202)	855,019
Depreciation and amortization expense	34,608	23,974	-	18,299	76,881
Additions to long-lived assets	63,130	49,226	-	23,030	135,386

(1) As a result of the acquisition of the European joint venture (as discussed in Note 3), certain amounts have been reclassed from Other to International to conform to the 2014 presentation of the European results. For the quarter ended December 29, 2012, these amounts are net sales of $6,541, gross profit of $3,228, operating income of $3,315, and income before provision for income taxes of $3,315. For the six months ended December 29, 2012, amounts reclassified are net sales of $12,187, gross profit of $5,770, operating income of $5,880, and income before provision for income taxes of $5,880.

(2) Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Production variances	$14,292	$19,602	$31,441	$32,992
Advertising, marketing and design	(64,492)	(58,200)	(117,853)	(120,551)
Administration and information systems	(43,684)	(48,869)	(100,485)	(117,184)
Distribution and customer service	(24,230)	(23,405)	(44,877)	(42,184)

Total corporate unallocated	$(118,114)	$(110,872)	$(231,774)	$(246,927)

13.	Stock Repurchase Program

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

For the second quarter of fiscal 2014 and fiscal 2013, the Company repurchased and retired 3,302 and 3,973 shares, respectively, or $174,982 and $225,000 of common stock, respectively, at an average cost of $52.99 and $56.63 per share, respectively. For the first six months of fiscal 2014 and fiscal 2013, the Company repurchased and retired 6,593 and 7,066 shares, respectively, or $349,937 and $400,000 of common stock, respectively, at an average cost of $53.08 and $56.61 per share, respectively.

As of December 28, 2013, Coach had $1.0 billion remaining in the stock repurchase program.

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

EXECUTIVE OVERVIEW

Coach is a leading American design house of modern luxury accessories. Our product offerings includes fine accessories and gifts for women and men, including handbags, men’s bags, women’s and men’s small leather goods, footwear, outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry and related accessories. We are in the process of transforming Coach from an international accessories business to a global lifestyle brand, anchored in accessories. We plan to accomplish this strategy by building upon our strong management and design teams and enhancing and building out the Coach experience through expanded and new product categories, notably footwear and outerwear, enhanced retail environments and integrated marketing communications.

Coach operates in two segments: North America and International. The North America segment includes sales to North American consumers through Coach-operated stores (including Internet sales) and sales to North American wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores in Japan and mainland China (including Internet sales), Hong Kong and Macau, Singapore, Taiwan, Malaysia, Korea, Europe, and sales to wholesale customers and distributors in over 30 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to drive growth within our global business, we are focused on four key initiatives:

•	Transform from a leading international accessories Company into a global lifestyle brand, anchored in accessories, presenting a clear and compelling expression of the Coach woman and man across all product categories, store environments and brand imagery.

•	Focus on the Men’s opportunity for the brand, by drawing on our long heritage in the category. We are capitalizing on this opportunity by opening new standalone and dual gender stores and broadening the men’s assortment in existing stores.

•	Leverage the global opportunity for Coach by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia and Europe. We are also developing the brand opportunity as we expand into South America and Central America.

•	Harness the growing power of the digital world, accelerating the development of our digital programs and capabilities in North America and worldwide, reflecting the change in consumer shopping behavior globally. Our intent is to rapidly drive further innovation to engage with customers in this channel. Key elements include www.coach.com, our invitation-only factory flash sites, our global e-commerce sites, marketing sites and social media.

We believe the growth strategies described above will allow us to deliver long-term sustainable growth and create value for our shareholders.

However, certain trends and uncertainties, macroeconomic and other, may have a material effect on net sales, net income and operating cash flows. Today, primarily in North America, we are experiencing intensified competition and a highly promotional environment, as well as an industry wide deceleration of in-store traffic. Internet traffic has also recently been negatively impacted by our decision to limit access to our e-factory flash sales site. At the same time, the Company is making investments to its Internet business, as we continue to move to an “omni-channel” business, and reviewing our store fleet systematically, assessing strategic opportunities for potential closures and additional investments.

The Company believes that long-term growth can be achieved through its transformational efforts.  With a strong balance sheet and cash position and a business model that generates significant cash flow, we are in a position to invest in our brand and continue to return capital to shareholders.

SUMMARY - SECOND QUARTER OF FISCAL 2014

During the second quarter of fiscal 2014, the Company generated net sales of $1.42 billion, net income of $297.4 million, and net income per diluted share of $1.06. This compares to net sales of $1.50 billion, net income of $352.8 million, and net income per diluted share of $1.23 for the second quarter of fiscal 2013.

Our operating performance for the second quarter of fiscal 2014 reflected a decline in net sales of 5.6%, primarily due to decreased net sales from our North America business which were partially offset by increased net sales in our International business, though muted by the unfavorable effects of foreign currency. Excluding the effects of foreign currency, net sales declined 2.7%. Our gross profit decreased by 9.5% to $982.7 million during the quarter ended December 28, 2013. Selling, general and administrative ("SG&A") expenses decreased as a result of lower sales in North America and performance-related compensation costs partially offset by additional expenses as a result of the recently acquired Europe retail business.

Net income decreased in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013, primarily due to a decrease in gross profit of $102.7 million offset by decreases in the provision for income taxes and SG&A expenses of $32.1 million and $12.1 million, respectively. Net income per diluted share decreased due to lower net income slightly offset by a lower weighted average of diluted shares outstanding at December 28, 2013.

SECOND QUARTER FISCAL 2014 COMPARED TO SECOND QUARTER FISCAL 2013

The following table summarizes results of operations for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. All percentages shown in the below table and the discussion that precedes and follows have been calculated using unrounded numbers.

	Quarter Ended
	December 28, 2013		December 29, 2012		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,419.6	100.0%	$1,503.8	100.0%	$(84.2)	(5.6)%

Gross profit	982.7	69.2	1,085.4	72.2	(102.7)	(9.5)

Selling, general and administrative expenses	546.7	38.5	558.8	37.2	(12.1)	(2.2)

Operating income	435.9	30.7	526.6	35.0	(90.7)	(17.2)

Interest income, net	1.9	0.1	0.3	0.0	1.6	NM

Other expense	-	0.0	1.5	(0.1)	(1.5)	(100.0)

Provision for income taxes	140.5	9.9	172.6	11.5	(32.1)	(18.6)

Net income	297.4	20.9	352.8	23.5	(55.4)	(15.7)

Net income per share:
Basic	$1.07		$1.25		$(0.18)	(14.3)%
Diluted	1.06		1.23		(0.17)	(13.8)

NM - Percentage change is not meaningful

RESULTS OF OPERATIONS

Net Sales

Net sales decreased 5.6% or $84.2 million to $1.42 billion. Excluding the effects of foreign currency, net sales decreased 2.7% or $41.0 million. The decrease was driven by lower sales in the North America business partially offset by gains in the International businesses.

Net sales by reportable segment in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013, were as follows:

	Quarter Ended
	(unaudited, dollars in millions)
				Percentage of
	Net Sales			Total Net Sales
	December 28,	December 29,	Rate of	December 28,	December 29,
	2013	2012 (1)	Change	2013	2012 (1)

North America	$983.1	$1,076.1	(8.6)%	69.3%	71.6%
International	424.6	417.7	1.7	29.9	27.8
Other (2)	11.9	10.0	19.0	0.8	0.6
Total net sales	$1,419.6	$1,503.8	(5.6)	100.0%	100.0%

(1) In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that sales in this region should be included in the International segment. Accordingly, prior year comparable sales have been reclassified to conform to the current year presentation.

(2) Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America Net Sales decreased 8.6% or $93.0 million to $983.1 million. This decrease was primarily driven by a decrease in comparable store sales of $135.9 million or 13.6%, of which the Internet business had an immaterial negative impact, approximately 1%, on comparable store sales. This decrease was partially offset by an increase of $44.0 million related to new and expanded stores. Since the end of the second quarter of fiscal 2013, Coach opened five and 16 retail and factory stores, respectively, including five Men’s factory stores, and closed 10 retail stores.

International Net Sales increased 1.7% or $6.9 million to $424.6 million. Excluding the impact of foreign currency, primarily due to the Japanese yen, net sales increased $47.4 million or 11.3%. The increase in net sales was primarily due to double digit growth in China and Asia, excluding Japan, of $37.0 million due to new stores and a $7.5 million increase in Europe. Since the quarter ended December 29, 2012, we opened 41 net new stores, with 35 net new stores in mainland China, Hong Kong and Macau and Japan, and six net new stores in the other regions. The acquisition of the European joint venture resulted in a transfer of 18 stores and the transition of two additional stores from wholesale. Coach opened four new stores in Europe since the acquisition.

Gross Profit

Gross profit decreased 9.5% to $982.7 million in the second quarter of fiscal 2014 from $1.09 billion during the second quarter of fiscal 2013. Gross margin for the quarter ended December 28, 2013 was 69.2% as compared to 72.2% during the quarter ended December 29, 2012.

North America Gross Profit decreased 13.3% or $96.4 million to $627.6 million in the second quarter of fiscal 2014. Gross margin decreased 350 basis points from 67.3% in the second quarter of fiscal 2013 to 63.8% in the second quarter of fiscal 2014. The decrease in gross margin is primarily due to a 180 basis point decline due to increased promotional activity, primarily in our factory channel, and a 130 basis point decline as a result of selling products with a higher average unit cost.

International Gross Profit decreased $2.1 million to $330.9 million in the second quarter of fiscal 2014. Gross margin decreased 180 basis points from 79.7% in the second quarter of fiscal 2013 to 77.9% in the second quarter of fiscal 2014. The decrease in gross margin is primarily due to negative foreign currency exchange.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and consumer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs and supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees (primarily to support North America), new product design costs, public relations and market research expenses. Distribution and consumer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting and software expenses.

Coach includes inbound product-related transportation costs from our service providers within cost of sales. Coach, similar to some companies, includes certain transportation-related costs related to our distribution network in selling, general and administrative expenses rather than in cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in cost of sales.

Selling, general and administrative expenses decreased 2.2% to $546.7 million in the second quarter of fiscal 2014 as compared to $558.8 million in the second quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 38.5% during the second quarter of fiscal 2014 as compared to 37.2% during the second quarter of fiscal 2013.

Selling expenses were $410.5 million, or 28.9% of net sales, in the second quarter of fiscal 2014 compared to $417.1 million, or 27.7% of net sales, in the second quarter of fiscal 2013. The dollar decrease in selling expenses reflected lower selling costs associated with lower sales in North America and the favorable impact of the foreign currency exchange rates related to Coach Japan. These decreases were offset by increases in new store openings and the impact of acquiring our 50% interest in our European joint venture.

Advertising, marketing and design costs were $64.5 million, or 4.5% of net sales, in the second quarter of fiscal 2014, compared to $65.3 million, or 4.3% of net sales, during the same period of fiscal 2013. Advertising, marketing and design costs remained fairly consistent from the same period in the prior year due to the fact that the decrease in advertising, marketing and design costs related to the divestiture of the Reed Krakoff business was offset by increased expense as a part of the Company’s new marketing campaigns. Excluding fiscal 2013 costs associated with the Reed Krakoff business, the Company expects full year advertising, marketing and design costs to be higher than those costs incurred in fiscal 2013.

Distribution and consumer service expenses were $25.0 million, or 1.8% of net sales, in the second quarter of fiscal 2014, compared to $24.3 million, or 1.6% of net sales, in the second quarter of fiscal 2013. Distribution and consumer service expenses remained fairly consistent from the same period in the prior year.

Administrative expenses were $46.7 million, or 3.3% of net sales, in the second quarter of fiscal 2014 compared to $52.1 million, or 3.5% of net sales, during the same period of fiscal 2013. The dollar decrease in the second quarter of fiscal 2014 reflects lower performance-related compensation costs.

Operating Income

Operating income decreased 17.2% or $90.7 million to $435.9 million during the second quarter of fiscal 2014 as compared to $526.6 million in second quarter of fiscal 2013. Operating margin decreased to 30.7% as compared to 35.0% in second quarter of fiscal 2013.

The following table presents operating income by reportable segment for the second quarter fiscal 2014 compared to same quarter in fiscal 2013:

	Quarter Ended
	(unaudited, dollars in millions)
	December 28,	December 29,	Variance
	2013	2012 (1)	$	%

North America	$404.5	$479.8	(75.3)	(15.7)
International	141.1	150.9	(9.8)	(6.5)
Other (2)	8.4	6.7	1.7	25.4
Corporate unallocated	(118.1)	(110.8)	(7.3)	6.6
Total operating income	$435.9	$526.6	(90.7)	(17.2)

(1) In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that the operating income associated with this region should be included in the International segment. Accordingly, prior year comparable amounts have been reclassified to conform to the current year presentation.

(2) Operating income in the other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels including licensing and disposition.

North America Operating Income decreased 15.7% to $404.5 million in the second quarter of fiscal 2014 reflecting the decrease in gross profit of $96.4 million which was offset by lower SG&A expenses of $21.1 million. The decrease in SG&A expenses was primarily related to lower selling costs as a result of lower sales. Operating margin decreased 350 basis points to 41.1% in the second quarter of fiscal 2014 from 44.6% during the same period in the prior year due to lower gross margin.

International Operating Income decreased 6.5% to $141.1 million primarily reflecting higher SG&A expenses of $7.7 million coupled with the decrease in gross profit of $2.1 million. The increase in SG&A expenses is related to a $14.8 million increase in China and Asia, excluding Japan, related to higher occupancy and employee costs related to new store openings and a $10.3 million increase as a result of the recently acquired Europe business. The increase in SG&A costs were offset by favorable foreign currency effects in Japan of $17.3 million. Operating margin decreased 290 basis points to 33.2% in the second quarter of fiscal 2014 from 36.1% during the same period in the prior year primarily due to lower gross margin of 180 basis points and higher overall selling expenses as a percentage of net sales which increased by 110 basis points.

Corporate Unallocated Operating Expense increased $7.3 million to $118.1 million, an increase of 6.6%. The increase in Corporate Unallocated expense was attributable to higher advertising, marketing and design costs of $6.3 million and less favorable production variances versus our expectations, particularly for labor, of $5.3 million offset by lower administrative and information costs of $5.2 million.

Provision for Income Taxes

The effective tax rate was 32.1% in the second quarter of fiscal 2014, which was an 80 basis decrease from 32.9% in the second quarter of fiscal 2013. The decrease in our effective tax rate was primarily attributable to the geographic mix of our earnings in the second quarter of fiscal 2014 as compared with the second quarter of fiscal 2013.

Net Income

Net income was $297.4 million in the second quarter of fiscal 2014 as compared to $352.8 million in the second quarter of fiscal 2013. This decrease was primarily due to lower operating income offset by the lower provision for income taxes.

Earnings per Share

Diluted Earnings per share declined by 13.8% to $1.06 in the second quarter of fiscal 2014 as compared to $1.23 in the second quarter of fiscal 2013 as a result of lower net income slightly offset by repurchases of Coach’s common stock.

SUMMARY – FIRST SIX MONTHS OF FISCAL 2014

During the first six months of fiscal 2014, the Company generated net sales of $2.57 billion, net income of $515.3 million, and net income per diluted share of $1.82. This compares to net sales of $2.67 billion, net income of $574.1 million, and net income per diluted share of $2.00 for the first six months of fiscal 2013.

Our operating performance for the first six months of fiscal 2014 reflected a decline in net sales of 3.6%, primarily due to decreased net sales from our North America business which were partially offset by increased net sales in our International business, though muted by the unfavorable effects of foreign currency. Excluding the effects of foreign currency, net sales decreased by 0.5%. Our gross profit decreased by 6.3% to $1.81 billion during the six months ended December 28, 2013. Selling, general, and administrative expenses decreased as a result of lower net sales and performance-related compensation costs partially offset by additional expenses incurred to support our International business initiatives.

Net income decreased in the first six months of fiscal 2014 as compared to the same period of fiscal 2013, primarily due to a decrease in gross profit of $121.3 million offset by decreases in the provision for income taxes and SG&A expenses of $35.1 million and $20.6 million, respectively. Net income per diluted share decreased due to lower net income, slightly offset by a lower weighted-average of diluted shares outstanding at December 28, 2013.

FIRST SIX MONTHS FISCAL 2014 COMPARED TO FIRST SIX MONTHS FISCAL 2013

The following table summarizes results of operations for the first six months of fiscal 2014 compared to the first six months of fiscal 2013:

	Six Months Ended
	December 28, 2013		December 29, 2012		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$2,570.4	100.0%	$2,665.1	100.0%	$(94.7)	(3.6)%

Gross profit	1,809.3	70.4	1,930.6	72.4	(121.3)	(6.3)

Selling, general and administrative expenses	1,051.7	40.9	1,072.3	40.2	(20.6)	(1.9)

Operating income	757.6	29.5	858.3	32.2	(100.7)	(11.7)

Interest income, net	3.6	0.1	0.3	0.0	3.3	NM

Other expense	-	0.0	3.6	0.1	(3.6)	(100.0)

Provision for income taxes	245.8	9.6	280.9	10.5	(35.1)	(12.5)

Net income	515.3	20.0	574.1	21.5	(58.8)	(10.2)

Net income per share:
Basic	$1.84		$2.02		(0.18)	(8.9)%
Diluted	1.82		2.00		(0.18)	(9.0)

NM - Percentage change is not meaningful

Net Sales

Net sales decreased 3.6% or $94.7 million to $2.57 billion. Excluding the effects of foreign currency, net sales decreased by 0.5% or $13.9 million. The decrease was driven by lower sales in the North America business partially offset by gains in the International businesses.

Net sales by business segment in the first six months of fiscal 2014, compared to the first six months of fiscal 2013, were as follows:

	Six Months Ended
	(unaudited, dollars in millions)
				Percentage of
	Net Sales			Total Net Sales
	December 28,	December 29,	Rate of	December 28,	December 29,
	2013	2012 (1)	Change	2013	2012 (1)

North America	$1,761.3	$1,860.3	(5.3)%	68.5%	69.8%
International	789.6	785.1	0.6	30.7	29.5
Other (2)	19.5	19.7	(1.3)	0.8	0.7
Total net sales	$2,570.4	$2,665.1	(3.6)	100.0%	100.0%

(1) In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that sales in this region should be included in the International segment. Accordingly, prior year comparable sales have been reclassified to conform to the current year presentation.

(2) Net sales in the other category, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

North America Net Sales decreased 5.3% or $99.0 million to $1.76 billion. This decrease was primarily driven by a decrease in comparable store sales of $184.7 million or 10.8%, of which the Internet business had an immaterial positive impact, of less than 1.0%, on comparable store sales. This decrease was partially offset by an increase related to new and expanded stores which increased by $90.1 million in the second quarter of fiscal 2014. Since the end of the second quarter of fiscal 2013, Coach opened five and 16 retail and factory stores, respectively, including five Men’s factory stores, and closed 10 retail stores.

International Net Sales increased 0.6% or $4.5 million to $789.6 million. Excluding the impact of foreign currency, primarily due to the Japanese yen, net sales increased 10.3% or $80.9 million. The increase in net sales was primarily due to double digit growth in China and Asia, excluding Japan, of $81.1 million due to new stores and higher comparable store sales and a $13.0 million increase in Europe as a result of the recently acquired retail business. Since the end of the second quarter of fiscal 2013, we opened 41 net new stores, with 35 net new stores in mainland China, Hong Kong and Macau and Japan, and six net new stores in the other regions. The acquisition of the European joint venture resulted in a transfer of 18 stores and the transition of two additional stores from wholesale. Coach opened four new stores in Europe since the acquisition.

Gross Profit

Gross profit decreased 6.3% to $1.81 billion in the first six months of fiscal 2014 from $1.93 billion during the first six months of fiscal 2013. Gross margin for the six months ended December 28, 2013 was 70.4% as compared to 72.4% during the same period of fiscal 2013.

North America Gross Profit decreased 9.4% or $118.1 million to $1.14 billion in the first six months of fiscal 2014. Gross margin decreased 290 basis points from 67.5% in the first six months of fiscal 2013 to 64.6% in the first six months of fiscal 2014. The decrease in gross margin is primarily due to a 150 basis points decline due to increased promotional activity, primarily in our factory channel, and a 110 basis point decline as a result of selling products with a higher average unit cost.

International Gross Profit decreased 0.6% or $1.0 million to $623.5 million in the first six months of fiscal 2014. Gross margin decreased 60 basis points from 79.6% in the first six months of fiscal 2013 to 79.0% in the first six months of fiscal 2014. The decrease in gross margin is primarily due to negative foreign currency exchange.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.9% to $1.05 billion in the first six months of fiscal 2014 as compared to $1.07 billion in the same period of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 40.9% during the first six months quarter of fiscal 2014 as compared to 40.2% during the same period in fiscal 2013.

Selling expenses were $775.6 million, or 30.2% of net sales, in the first six months of fiscal 2014 compared to $770.2 million, or 28.9% of net sales, during the same period of fiscal 2013. The dollar increase in selling expenses reflected increases in new store openings and the impact of acquiring our 50% interest in our European joint venture. These expenses were offset by a favorable impact of foreign currency exchange rates related to Coach Japan and lower expenses related to lower sales in North America.

Advertising, marketing and design costs were $122.1 million, or 4.7% of net sales, in the first six months of fiscal 2014 compared to $135.4 million, or 5.1% of net sales, during the same period of fiscal 2013. The decrease was primarily due to the divestiture of the Reed Krakoff business. This decrease was partially offset by increased advertising, marketing and design costs related to the Company’s recent marketing campaigns.

Distribution and consumer service expenses were $46.5 million, or 1.8% of net sales, in the first six months of fiscal 2014 compared to $43.9 million, or 1.6% of net sales, during the same period of fiscal 2013. Distribution and consumer service expenses remained fairly consistent from the same period in the prior year.

Administrative expenses were $107.5 million, or 4.2% of net sales, in the first six months of fiscal 2014 compared to $122.8 million, or 4.6% of net sales, during the same period of fiscal 2013, reflecting lower performance-related compensation expense.

Operating Income

Operating income decreased 11.7% or $100.7 million to $757.6 million during the first six months of fiscal 2014 as compared to $858.3 million in the first six months of fiscal 2013. Operating margin decreased to 29.5% as compared to 32.2% during the same period in fiscal 2013.

The following table presents operating income by reportable segment for the first six months of fiscal 2014 compared to first six months of fiscal 2013:

	Six Months Ended
	(unaudited, dollars in millions)
	December 28,	December 29,	Variance
	2013	2012 (1)	$	%

North America	$704.1	$805.3	(101.2)	(12.6)
International	271.2	287.2	(16.0)	(5.6)
Other (2)	14.0	12.7	1.3	10.2
Corporate unallocated	(231.7)	(246.9)	15.2	(6.2)
Total operating income	$757.6	$858.3	(100.7)	(11.7)

(1) In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that the operating income associated with this region should be included in the International segment. Accordingly, prior year comparable amounts have been reclassified to conform to the current year presentation.

(2) Operating income in the other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels including licensing and disposition.

North America Operating Income decreased 12.6% or $101.2 million to $704.1 million in the first six months of fiscal 2014 reflecting the decrease in gross profit of $118.1 million which was offset by lower SG&A expenses of $16.9 million. The decrease in SG&A expenses was primarily related to lower costs related to the divestiture of the Reed Krakoff business. Operating margin decreased 330 basis points to 40.0% in the first six months of fiscal 2014 from 43.3% during the same period in the prior year primarily due to lower gross margin.

International Operating Income decreased 5.6% or $16.0 million to $271.2 million primarily related to the increase in SG&A expenses. The increase in SG&A expenses is primarily due to a $25.7 million increase in China and Asia, excluding Japan, related to higher occupancy costs and employee-related expenses primarily due to new stores and a $19.7 million increase as a result of the newly company-operated Europe business. These increased costs were offset by foreign currency effects in Japan of $33.1 million. Operating margin decreased 230 basis points to 34.3% in the first six months of fiscal 2014 from 36.6% during the same period in the prior year primarily due to higher overall selling expenses as a percentage of net sales.

Corporate Unallocated Operating Loss decreased $15.2 million to $231.7 million, an increase of 6.2%. The increase in Corporate Unallocated loss was attributable to lower administrative and information costs of $16.7 million primarily related to lower performance-related compensation costs.

Provision for Income Taxes

The effective tax rate was 32.3% in the first six months of fiscal 2014 which is 60 basis points lower than the effective tax rate of 32.9% for the first six months of fiscal 2013. The decrease in our effective tax rate was primarily attributable to the geographic mix of our earnings for the first six months of fiscal 2014 as compared with the same period of fiscal 2013.

Net Income

Net income was $515.3 million in the first six months of fiscal 2014 as compared to $574.1 million in the first six months of fiscal 2013. This decrease was primarily due to lower operating income, partially offset by the lower provision for income taxes.

Earnings per Share

Diluted Earnings per share declined 9.0% to $1.82 in the first six months of fiscal 2014 as compared to $2.00 in the first six months of fiscal 2013. This decline reflected lower net income for the first six months of fiscal 2014 as compared to the same period in the prior year slightly offset by repurchases of Coach’s common stock.

Non-GAAP Measures

The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The percentage change in net sales in the second quarter and the first six months of fiscal 2014 for total Coach and International net sales has been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the second quarter and the first six months of fiscal 2013. Excluding currency fluctuation effects is considered a non-GAAP measure.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended
	December 28,	December 29
(dollars in thousands)	2013	2012	Change

Net cash provided by operating activities	$564,470	$830,012	$(265,542)

Net cash used in investing activities	(523,025)	(268,455)	(254,570)

Net cash used in financing activities	(536,139)	(616,975)	80,836

Effect of exchange rate changes on cash and cash equivalents	137	(3,140)	3,277

Net decrease in cash and cash equivalents	$(494,557)	$(58,558)	$(435,999)

The Company’s cash and cash equivalents decreased $494.6 million during the first six months of fiscal 2014 compared to a decrease of $58.5 million in the first six months of fiscal 2013. The year over year change is primarily due to declines in net cash provided by operations and by increased purchases of investments (a move from cash and cash equivalents into short and long-term investments).

Net cash provided by operating activities was $564.5 million in the first six months of fiscal 2014 compared to $830.0 million in the first six months of fiscal 2013. The decrease of $265.5 million was primarily due to changes in operating asset and liability balances, the most significant occurring in accrued liabilities, inventories and accounts payable, and lower net income in the current period. Accrued liabilities were a source of cash of $151.0 million in the prior fiscal period, compared to $50.4 million, primarily driven by the timing of dividends and tax payments. Inventory balances were a $47.3 million higher use of cash in the current period as compared to the prior year due to increased distribution in connection with new stores and the Europe acquisition. Inventory levels at the end of the current quarter were $553.0 million dollars, 12% above the $493.7 million at the end of last year’s second quarter, driven by sales growth below our expectations. Changes in accounts payable balances resulted in a $47.3 million higher use of cash in the current period due to timing.

Net cash used in investing activities was $523.0 million in the first six months of fiscal 2014 compared to $268.5 million in the first six months of fiscal 2013, with the increase of $254.6 reflecting $274.0 million higher investments in the Company’s short and long-term investment portfolio (a transition from cash and cash equivalents). Purchases of property and equipment declined slightly in the first half of fiscal 2014 to $106.8 million, and full year capital expenditures are estimated to be approximately $280 million.

Net cash used in financing activities was $536.1 million in the first six months of fiscal 2014 as compared to $617.0 million in the first six months of fiscal 2013. The decrease of $80.8 million was primarily due to the timing of dividend payments, while the cash dividends declared per common share were $0.675 during the current period compared to $0.600 in the prior period, reflecting the higher dividend rate in fiscal 2014.

Revolving Credit Facilities

The Company has a $700 million credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with a maturity date of March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements and general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1 billion.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility, and certain fees with respect to letters of credit that are issued. At December 28, 2013, the commitment fee was 7.5 basis points. The JP Morgan facility contains various covenants and customary events of default. Coach is in compliance with all covenants of the JP Morgan facility. During the second quarter of fiscal 2014, the Company borrowed and repaid $150 million. There were no borrowings outstanding under this facility as of December 28, 2014.

As of December 28, 2013, Coach Japan had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 5.3 billion yen, or approximately $50 million, as of December 28, 2013. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2013 and through the second quarter of fiscal 2014, there were no borrowings under these facilities.

As of December 28, 2013, Coach Shanghai Limited had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, as of December 28, 2013. Interest is based on the People's Bank of China rate. During fiscal 2013 and through the second quarter of fiscal 2014, there were no borrowings under this facility.

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

During the first six months of fiscal 2014 and fiscal 2013, the Company repurchased and retired 6.6 million and 7.1 million shares respectively, or $349.9 million and $400.0 million of common stock, respectively, at an average cost of $53.08 and $56.61 per share, respectively. As of December 28, 2013, Coach had $1,011.7 million remaining in the stock repurchase program.

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

Because Coach products are frequently given as gifts, Coach experiences significant seasonal variations in its working capital requirements. During the first fiscal quarter, Coach builds inventory for the holiday selling season, opens new retail stores and generates higher levels of trade receivables. In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher consumer sales, especially during the holiday months of November and December and collects wholesale accounts receivable. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. Over the last several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations. During the first six months of fiscal 2014, Coach purchased approximately $789.4 million of inventory.

In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43%. Upon completion of the office tower in 2015, the Company will retain a condominium interest serving as its new corporate headquarters. During the quarter and six months ended December 28, 2013, the Company invested $23.1 and $41.3 million, respectively, in the joint venture. The Company expects to invest approximately $400 million between the beginning of the third quarter of fiscal 2014 through fiscal 2016. Depending on construction progress, the Company’s latest estimate contemplates investing approximately $70-80 million over the balance of fiscal 2014. Outside of investment in the joint venture, the Company expects to incur approximately $190 million of capital expenditures over the remaining period of construction. The joint venture investments will be financed by the Company with cash on hand, borrowings under its credit facility and approximately $130 million of proceeds from the sale of its current headquarters buildings in fiscal 2016.

Our sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents, short and long-term investments, the $700 million available under our JP Morgan facility, the availability under our Japan and Shanghai credit facilities and our other available financing options. About 75% of our cash and short-term investments are currently held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We believe that our existing sources of liquidity, as well as our ability to access capital markets, will be sufficient to meet our working capital needs for the next 12 months and support the expansion and transformation of our operations, as well as return capital to shareholders through dividends and share repurchases.

While we had no revolving credit borrowings outstanding as of both December 28, 2013 and June 29, 2013, we did borrow and repay $150 million on our credit facilities during the first six months of fiscal 2014. We expect to draw on our credit facilities in the third quarter of fiscal 2014 and on a more recurring basis to fund general corporate business purposes in North America and our investment in the Hudson Yards district joint venture. This will lead to higher outstanding debt balances at the end of future reporting periods.

Any future acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments and any scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.

Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 29, 2013 are those that depend most heavily on these judgments and estimates. As of December 28, 2013, there have been no material changes to any of the critical accounting policies contained therein.

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

Foreign Currency Exchange

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into zero-cost collar options. As of December 28, 2013 and June 29, 2013, foreign currency contracts designated as hedges with a notional amount of $153.8 million and $193.4 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies, with a total principal amount of $288.8 million and $253.0 million as of December 28, 2013 and June 29, 2013, respectively. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is November 2023. As of December 28, 2013 and June 29, 2013, the total notional values of outstanding forward exchange and cross-currency swap contracts related to these loans were $102.2 million and $147.6 million, respectively.

The fair value of open foreign currency derivatives included in current assets at December 28, 2013 and June 29, 2013 was $9.1 million and $4.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at December 28, 2013 and June 29, 2013 was $0.2 million and $2.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

Interest Rate

Coach is exposed to interest rate risk in relation to its investments and revolving credit facilities.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy, which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes. The Company’s investment portfolio consists of assets classified as available-for-sale or held to maturity.

At December 28, 2013 and June 29, 2013, the Company’s short-term investments, classified within current assets on the condensed consolidated balance sheet consisted of $230.6 million and $72.1 million, respectively, of time deposits, U.S. Treasuries and governmental agency securities, commercial paper and high-credit quality U.S. and non U.S. issued corporate debt securities with original maturities greater than three months.

At December 28, 2013 and June 29, 2013, the Company’s long-term investments, classified within non-current assets on the condensed consolidated balance sheet consisted of high-credit U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and governmental agency securities, and an auction rate security with a fair value of $317.6 million and $103.4 million, respectively. These securities have maturity dates between calendar years 2014 and 2016. Unrealized gains and losses are recorded within other comprehensive income.

The Company’s cash and cash equivalents of $568.2 million and $1,062.8 million at December 28, 2013 and June 29, 2013, respectively, primarily consisted of cash, money market funds, time deposits and commercial paper. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, cash equivalents are classified as held-to-maturity and stated at amortized cost.

As of December 28, 2013, the Company had no outstanding borrowings on its JP Morgan facility and no outstanding borrowings on the Coach Japan credit facility and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Victor Luis, Chief Executive Officer of the Company, and Jane Nielsen, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of December 28, 2013.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchases during the second quarter of fiscal 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 4 (9/29/2013 - 11/2/2013)	543	$49.81	543	$1,159,603
Period 5 (11/3/2013 - 11/30/2013)	1,744	52.22	1,744	1,068,539
Period 6 (12/1/2013 - 12/28/2013)	1,015	56.03	1,015	1,011,690
Total	3,302		3,302

(1)	The Company repurchases its common stock under repurchase programs that were approved by the Board of Directors as follows:

Date Stock Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$ 1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	Exhibits

(a)	Exhibits

10.1	Coach, Inc. 2013 Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix B to Coach’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed on September 27, 2013

10.2	Amendment to Employment Agreement, dated December 23, 2013, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on December 23, 2013

10.3*	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 27, 2013, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent

31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

32.1*	Section 1350 Certifications

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name:	Jane Nielsen
Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 5, 2014

