Form 10-Q
period 2014-03-29
COACH INC
filed 2014-05-06
CIK 1116132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2014

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

☐ Yes ☑ No

On April 25, 2014, the Registrant had 274,172,356 outstanding shares of common stock, which is the Registrant’s only class of common stock.

The document contains 44 pages excluding exhibits.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain “forward-looking statements,” based on current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our management’s current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “should,” “expect,” “generate,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. Future results will vary from historical results and historical trends are not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our business and transformation strategies; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences for accessories, footwear, ready to wear and fashion trends; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 29,	June 29,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$463,463	$1,062,785
Short-term investments	311,441	72,106
Trade accounts receivable, less allowances of $1,344 and $1,138, respectively	197,744	175,477
Inventories	583,743	524,706
Deferred income taxes	74,085	111,118
Other current assets	159,613	124,755

Total current assets	1,790,089	2,070,947

Property and equipment, net	742,021	694,771
Long-term investments	479,295	197,340
Goodwill	363,417	345,039
Other assets	205,800	223,800

Total assets	$3,580,622	$3,531,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$109,798	$178,857
Accrued liabilities	467,663	543,153
Current debt	210,485	500

Total current liabilities	787,946	722,510

Long-term debt	-	485
Other liabilities	403,397	399,744

Total liabilities	1,191,343	1,122,739

See note on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25,000 shares; $0.01 par value) none issued	-	-
Common stock: (authorized 1,000,000 shares; $0.01 par value) issued and outstanding 274,152 and 281,902 shares, respectively	2,742	2,819
Additional paid-in-capital	2,604,988	2,520,469
Accumulated deficit	(202,148)	(101,884)
Accumulated other comprehensive loss	(16,303)	(12,246)

Total stockholders' equity	2,389,279	2,409,158

Total liabilities and stockholders' equity	$3,580,622	$3,531,897

See accompanying Notes to Condensed Consolidated Financial Statements

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013

Net sales	$1,099,626	$1,187,578	$3,670,010	$3,852,702

Cost of sales	318,287	307,390	1,079,419	1,041,964

Gross profit	781,339	880,188	2,590,591	2,810,738

Selling, general and administrative expenses	518,630	531,695	1,570,305	1,603,951

Operating income	262,709	348,493	1,020,286	1,206,787

Interest (expense) income, net	(1,929)	1,021	1,652	1,323

Other expense	-	1,764	-	5,341

Income before provision for income taxes	260,780	347,750	1,021,938	1,202,769

Provision for income taxes	70,040	108,818	315,877	389,692

Net income	$190,740	$238,932	$706,061	$813,077

Net income per share:
Basic	$0.69	$0.85	$2.53	$2.88
Diluted	$0.68	$0.84	$2.51	$2.84

Shares used in computing net income per share:
Basic	276,107	280,818	278,853	282,805
Diluted	278,750	284,624	281,576	286,559

Cash dividends declared per common share	$0.3375	$0.3000	$1.0125	$0.9000

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013

Net income	$190,740	$238,932	$706,061	$813,077

Other comprehensive (loss) income, net of tax:

Unrealized (losses) gains on cash flow hedging derivatives, net of tax of $1,349 and $(469) for quarter ended and $578 and $(5,439) for nine months ended March 29, 2014 and March 30, 2013, respectively	(108)	1,005	(752)	8,861

Unrealized and realized gains (losses) on available-for-sale investments	4,464	(149)	3,755	(406)

Foreign currency translation adjustments	3,568	(27,964)	(7,060)	(48,804)

Other comprehensive income (loss), net of tax	7,924	(27,108)	(4,057)	(40,349)

Comprehensive income	$198,664	$211,824	$702,004	$772,728

See accompanying Notes to Condensed Consolidated Financial Statements.

COACH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	March 29,	March 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$706,061	$813,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,108	115,666
Provision for bad debt	1,224	(598)
Share-based compensation	68,732	89,209
Excess tax benefit from share-based compensation	(480)	(11,779)
Deferred income taxes	28,347	(7,405)
Non-cash sale of Reed Krakoff business; restructuring and transformation	(851)	-
Other non-cash charges, net	3,856	18,435
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(23,949)	(10,542)
(Increase) in inventories	(55,482)	(9,367)
(Increase) decrease in other assets	(27,488)	8,236
(Decrease) in accounts payable	(73,841)	(14,627)
(Decrease) increase in accrued liabilities	(79,523)	39,922
(Decrease) increase in other liabilities	(15,377)	9,180
Net cash provided by operating activities	669,337	1,039,407

CASH FLOWS FROM INVESTING ACTIVITIES
Equity-method investment	(62,856)	-
Distributor acquisitions, net of cash acquired	(1,984)	(53,337)
Purchases of property and equipment	(157,624)	(159,931)
Loans to related parties	-	(11,088)
Purchases of investments	(520,706)	(150,194)
Proceeds from maturities and sales of investments	69,285	-
Net cash used in investing activities	(673,885)	(374,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(283,724)	(339,724)
Repurchase of common stock	(524,926)	(400,000)
Repayment of long-term debt	(500)	(753)
Borrowings under revolving credit facility	360,000	-
Repayment of revolving credit facility	(150,000)	-
Proceeds from share-based awards	44,971	59,532
Taxes paid to net settle share-based awards	(39,473)	(28,286)
Excess tax benefit from share-based compensation	480	11,779
Net cash used in financing activities	(593,172)	(697,452)

Effect of changes in foreign exchange rates on cash and cash equivalents	(1,602)	(8,261)

Decrease in cash and cash equivalents	(599,322)	(40,856)
Cash and cash equivalents at beginning of period	1,062,785	917,215
Cash and cash equivalents at end of period	$463,463	$876,359

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. The results of operations, cash flows and comprehensive income for the quarter and nine months (which represents 13 and 39 week periods, respectively) ended March 29, 2014 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 28, 2014 (“fiscal 2014”).

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

2. Sale of Reed Krakoff Business; Restructuring and Transformational Related Charges

On August 30, 2013, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC (“Buyer”). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the “Purchase Agreement”) with Buyer and Reed Krakoff, the Company’s former President and Executive Creative Director. Coach received a de minimus amount of cash and convertible preferred membership interests representing 8.0% of Buyer’s issued and outstanding convertible preferred units and initial equity value immediately following such issuance. Coach recorded a cost method investment of $3,261, included in Long-term investments in the condensed consolidated balance sheet at March 29, 2014.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

A summary of charges and status of related liabilities are as follows:

	Severance and Related Costs	Impairment & Other	Total

Liability as of June 29, 2013	$27,879	$83	$27,962
(Income) expense	(1,732)	1,903	171
Non-cash charges	(345)	(1,822)	(2,167)
Cash payments and settlements	(24,468)	(164)	(24,632)
Liability as of March 29, 2014	$1,334	$-	$1,334

3. Acquisition

Coach became the 100% owner of its European joint venture by purchasing Hackett Limited’s 50% interest in the joint venture on July 1, 2013, enabling Coach to assume direct control and consolidate its European retail business. The joint venture included 18 retail locations in Spain, Portugal, Great Britain, France, Ireland and Germany. The purchase price consisted of cash payments of approximately $15,105 and the forgiveness of a loan from Coach to Hackett Limited of approximately $18,019. The cash payments were made in installments with $7,893 paid in fiscal 2013, $5,437 paid in the first quarter of fiscal 2014 offset by cash acquired as part of the acquisition of $3,453. The remaining $1,775 was paid at the beginning of the third quarter of fiscal 2014. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company. The allocation of the purchase price acquisition has been substantially completed resulting in goodwill of $22,534.

4. Goodwill and Intangible Assets

The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, for the nine months ended March 29, 2014 is as follows:

Total
Balance at June 29, 2013	$345,039

Acquisition of European joint venture	22,534
Foreign exchange impact	(4,156)
Balance at March 29, 2014	$363,417

At March 29, 2014 and June 29, 2013, the Company’s intangible assets, which are not subject to amortization, consisted of $9,788 of trademarks and are included in Other assets.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

5. Stockholders’ Equity

Activity for the nine months ended March 29, 2014 and March 30, 2013 in the accounts of Stockholders’ Equity is summarized below:

					Accumulated
	Shares of	Common	Additional		Other	Total
	Common	Stockholders'	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Equity	Capital	Deficit	Income (Loss)	Equity

Balances at June 30, 2012	285,118	$2,851	$2,327,055	$(387,450)	$50,475	$1,992,931

Net income	-	-	-	813,077	-	813,077
Other comprehensive loss	-	-	-	-	(40,349)	(40,349)
Shares issued for stock options and employee
benefit plans	2,884	29	31,217	-	-	31,246
Share-based compensation	-	-	89,209	-	-	89,209
Excess tax benefit from share-based compensation	-	-	11,779	-	-	11,779
Repurchase of common stock	(7,066)	(71)	-	(399,929)	-	(400,000)
Dividends declared	-	-	-	(253,928)	-	(253,928)
Balances at March 30, 2013	280,936	$2,809	$2,459,260	$(228,230)	$10,126	$2,243,965

Balances at June 29, 2013	281,902	$2,819	$2,520,469	$(101,884)	$(12,246)	$2,409,158

Net income	-	-	-	706,061	-	706,061
Other comprehensive loss	-	-	-	-	(4,057)	(4,057)
Shares issued for stock options and employee
benefit plans	2,489	25	5,473	-	-	5,498
Share-based compensation	-	-	78,566	-	-	78,566
Excess tax benefit from share-based
compensation	-	-	480	-	-	480
Repurchase of common stock	(10,239)	(102)	-	(524,824)	-	(524,926)
Dividends declared	-	-	-	(281,501)	-	(281,501)
Balances at March 29, 2014	274,152	$2,742	$2,604,988	$(202,148)	$(16,303)	$2,389,279

The components of accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Gains	Unrealized
	(Losses)	(Losses) Gains
	on Cash	on Available-	Cumulative
	Flow	for-Sale	Translation
	Hedges(a)	Securities	Adjustment	Other (b)	Total
Balances at June 30, 2012	$(461)	$-	$55,360	$(4,424)	$50,475

Other comprehensive income (loss) before reclassifications	8,976	(406)	(48,804)	-	(40,234)
Less: gains reclassified from accumulated other comprehensive income (loss)	115	-	-	-	115
Net current-period other comprehensive income (loss)	8,861	(406)	(48,804)	-	(40,349)
Balances at March 30, 2013	$8,400	$(406)	$6,556	$(4,424)	$10,126

Balances at June 29, 2013	$3,741	$(1,276)	$(11,630)	$(3,081)	$(12,246)

Other comprehensive income (loss) before reclassifications	3,941	2,749	(7,060)	-	(370)
Less: gains reclassified from accumulated other comprehensive income (loss)	4,693	66	-	(1,072)	3,687
Net current-period other comprehensive (loss) income	(752)	2,683	(7,060)	1,072	(4,057)
Balances at March 29, 2014	$2,989	$1,407	$(18,690)	$(2,009)	$(16,303)

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

(a) The ending balances of accumulated other comprehensive loss related to cash flow hedges are net of tax of $(1,759) and $(4,863) as of March 29, 2014 and March 30, 2013, respectively. The amounts reclassified from accumulated other comprehensive loss are net of tax of $(2,817) and $(84) as of March 29, 2014 and March 30, 2013, respectively.

(b) The components of Other includes the cumulative effect of the adoption of Accounting Standards Codification (“ASC”) 320-10-35-17 and the ASC 715 adjustment and minimum pension liability of $0 and $(2,009) as of March 29, 2014 and $(1,072) and $(3,352) as of March 30, 2013, respectively. As of March 29, 2014 and March 30, 2013 the balances of accumulated other comprehensive loss are net of tax of $1,490 and $2,656, respectively.

6. Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and employee benefit and share awards.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013

Net income	$190,740	$238,932	$706,061	$813,077

Total weighted-average basic shares	276,107	280,818	278,853	282,805

Dilutive securities:
Employee benefit and share award plans	948	1,408	996	1,317
Stock option programs	1,695	2,398	1,727	2,437

Total weighted-average diluted shares	278,750	284,624	281,576	286,559

Net income per share:
Basic	$0.69	$0.85	$2.53	$2.88
Diluted	$0.68	$0.84	$2.51	$2.84

Outstanding options to purchase shares of common stock not included in the computation of diluted earnings per share, as these options’ exercise prices were greater than the average market price of the common shares and therefore would have had an anti-dilutive impact on diluted earnings per share, were as follows:

	Number of Options	Range of Exercise Price
March 29, 2014	5,414	$50.07 - $78.46
March 30, 2013	5,087	$51.56 - $78.46

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

7. Share-Based Compensation

The following table shows the total compensation cost and the related tax benefits recognized for share-based compensation plans in the income statement for the periods indicated:

	Quarter Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014 (a)	2013

Share-based compensation expense	$25,805	$30,183	$78,566	$89,209
Income tax benefit related to share-based compensation expense	7,938	10,172	24,374	30,340

(a) Approximately $9,834 of share based compensation expense and $3,793 of related income tax benefit are related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014. See Footnote 2 for information as it relates to the sale of the Reed Krakoff business.

Stock Options

A summary of stock option activity under the Coach stock option plans during the nine months ended March 29, 2014 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price

Outstanding at June 29, 2013	12,893	$43.37
Granted	2,322	52.95
Exercised	(1,285)	33.07
Forfeited or expired	(2,165)	55.50
Outstanding at March 29, 2014	11,765	44.15

Vested and expected to vest at March 29, 2014	11,272	43.85
Exercisable at March 29, 2014	7,641	38.70

At March 29, 2014, $30,623 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 years.

The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2014 and fiscal 2013 was $9.94 and $13.07, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2014 and fiscal 2013 was $26,138 and $50,502, respectively.

The total cash received from these option exercises was $42,479 and $56,586, respectively, and the actual tax benefit realized from these option exercises was $9,665 and $19,377, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

Service-based Restricted Stock Unit Awards (“RSUs”)

A summary of service-based RSU activity during the nine months ended March 29, 2014 is as follows:

	Number of Non- vested Share Units	Weighted- Average Grant- Date Fair Value Per Share

Non-vested at June 29, 2013	3,269	$54.06
Granted	1,962	53.09
Vested	(1,459)	51.01
Forfeited	(485)	55.03
Non-vested at March 29, 2014	3,287	54.70

At March 29, 2014, $109,669 of total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value per share of RSU awards granted during the first nine months of fiscal 2014 and fiscal 2013 was $53.09 and $54.94, respectively. The total fair value of RSUs vested during the first nine months of fiscal 2014 and fiscal 2013 was $76,895 and $79,641, respectively.

Performance-based Restricted Stock Unit Awards (“PRSU”)

The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of performance-based share award activity, during the nine months ended March 29, 2014 is as follows:

	Number of Non- vested Share Units	Weighted- Average Grant- Date Fair Value Per Share

Non-vested at June 29, 2013	1,093	$46.84
Granted	308	32.29
Change due to performance condition achievement	62	36.48
Vested	(435)	40.27
Forfeited	(110)	43.82
Non-vested at March 29, 2014	918	44.72

At March 29, 2014, $16,546 of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.5 years.

The weighted-average grant-date fair value per share of PRSU awards granted during the first nine months of fiscal 2014 and fiscal 2013 was $32.29 and $50.55, respectively. The total fair value of shares vested during the first nine months of fiscal 2014 and fiscal 2013 was $23,149 and $0, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

During the first nine months of fiscal 2014, the Company granted 241 shares of common stock with a fair value of $6,814 to selected executives as retention PRSU awards with a maximum potential number of shares issued and fair value (excluding dividends) of 321 shares and $9,085, respectively. These shares are included within the PRSU tables above. The shares of common stock under these PRSU awards will be earned and distributed based on performance criteria which compares the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The grant date fair value of the PRSU awards was determined utilizing a Monte Carlo simulation and the following assumptions: expected volatility of 32.61%, risk-free interest rate of 0.63%, and dividend yield of 0.00%.

In the first nine months of fiscal 2014 and 2013, the cash tax benefit realized for the tax deductions from all service and performance-based RSUs were $33,091 and $23,247, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following table shows the fair value measurements of the Company’s assets and liabilities at March 29, 2014 and June 29, 2013:

	Level 1		Level 2		Level 3
	March 29,	June 29,	March 29,	June 29,	March 29,	June 29,
	2014	2013	2014	2013	2014	2013
Assets:
Cash equivalents (a)	$7,170	$124,420	$23,473	$337,239	$-	$-
Short-term investments:
Time deposits (b)	-	-	140,125	70,012	-	-
Government securities - U.S. (b)	32,977	-	-	-	-	-
Corporate debt securities - U.S. (b)	-	-	17,292	2,094	-	-
Corporate debt securities - non U.S. (b)	-	-	27,140	-	-	-
Long-term investments:
Government securities - U.S. (c)	63,791	-	-	-	-	-
Corporate debt securities - U.S. (c)	-	-	154,457	63,442	-	-
Corporate debt securities - non U.S. (c)	-	-	100,999	33,968	-	-
Auction rate security (d)	-	-	-	-	-	6,000
Derivative Assets:
Zero-cost collar options (e)	-	-	3,108	1,592	-	-
Forward contracts and cross currency swaps (e)	-	-	130	2,390	-	-
Contractual obligations (e)	-	-	-	523	-	-
Total	$103,938	$124,420	$466,724	$511,260	$-	$6,000

Liabilities:
Derivative liabilities:
Zero-cost collar options (e)	$-	$-	$-	$2,555	$-	$-
Forward contracts and cross currency swaps (e)	-	-	22	85	-	-
Contractual obligations (e)	-	-	81	255	-	-
Total	$-	$-	$103	$2,895	$-	$-

(a) Cash equivalents consist of money market funds, time deposits, and commercial paper with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

(b) Short-term investments consist of time deposits, U.S. Treasuries and government agency securities, and high-credit quality U.S. and non U.S. issued corporate debt securities, with maturities of less than one year in which management believes their carrying value approximates fair value based on their short maturity.

(c) Fair value is determined using vendor or broker priced securities. These securities have maturity dates between calendar years 2014 and 2017.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following table present a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 29, 2014 and March 30, 2013. Level 3 available-for-sale securities consist of an auction rate security.

	Nine Months Ended
	March 29,	March 30,
	2014	2013
Balance, beginning of period	$6,000	$6,000
Total gains/(losses) (realized/unrealized):
Included in income before taxes	(25)	-
Losses included in other comprehensive income	1,072	-
Sale of investment	(7,047)	-
Balance, end of period	$-	$6,000

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

9. Debt

The Company has a $700 million credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with a maturity date of March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements and general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1 billion. As of March 29, 2014 and June 29, 2013, there was $210,000 and $0 outstanding on the JP Morgan facility. Due to the short-term nature of this borrowing, the fair value approximates carrying value.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility. At March 29, 2014, the commitment fee was 7.5 basis points.

As of March 29, 2014, Coach Japan, a wholly owned subsidiary of the Company, had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 5.3 billion yen, or approximately $51 million, as of March 29, 2014. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2013 and through the third quarter of fiscal 2014, there were no borrowings under these facilities.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

As of March 29, 2014, Coach Shanghai Limited, a wholly owned subsidiary of the Company, had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, as of March 29, 2014. Interest is based on the People's Bank of China rate. During fiscal 2013 and through the third quarter of fiscal 2014, there were no borrowings under this facility.

Both the Coach Japan and Coach Shanghai Limited credit facilities can be terminated at any time by the respective financial institutions, and there is no guarantee that they will be available to the Company in future periods.

10. Commitments and Contingencies

In April 2013, the Company entered into a joint venture agreement with Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district (“Hudson Yards joint venture”). The formation of the Hudson Yards joint venture serves as a financing vehicle for the construction project. Upon expected completion of the office tower in calendar 2015, the Company will retain a condominium interest in the office tower, which will serve as its new corporate headquarters.

The Company expects to invest approximately $370,000 in the Hudson Yards joint venture between the beginning of the fourth quarter of fiscal 2014 through fiscal 2016, with approximately $30,000 estimated for the remainder of fiscal 2014, depending on construction progress. During the quarter and nine months ended March 29, 2014, the Company invested $21,518 and $62,856, respectively, in the joint venture. Outside of investments in the joint venture, the Company expects to incur approximately $190,000 of capital expenditures over the remaining period of construction.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

11. Investments

The following table summarizes the Company’s investments recorded within the consolidated balance sheet as of March 29, 2014 and June 29, 2013:

	March 29, 2014			June 29, 2013
	Current	Non- current	Total	Current	Non- current	Total

Available-for-sale investments:
Government securities - U.S. (a)	$32,977	$63,791	$96,768	$-	$-	$-
Corporate debt securities - U.S. (a)	17,292	154,457	171,749	2,094	63,442	65,536
Corporate debt securities - non-U.S. (a)	27,140	100,999	128,139	-	33,968	33,968
Auction rate security (b)	-	-	-	-	6,000	6,000
Available-for-sale investments, total	$77,409	$319,247	$396,656	$2,094	$103,410	$105,504

Held to maturity:
Government securities - U.S. (c)	$18,184	$-	$18,184	$-	$-	$-
Corporate debt securities - U.S. (c)	26,275	-	26,275	-	-	-
Corporate debt securities - non-U.S. (c)	16,022	-	16,022	-	-	-
Commercial paper (c)	33,426	-	33,426	-	-	-

Other:
Time deposits (d)	140,125	-	140,125	70,012	-	70,012
Other (e)	-	160,048	160,048	-	93,930	93,930
Total Investments	$311,441	$479,295	$790,736	$72,106	$197,340	$269,446

(a) Portfolio of high-credit quality U.S. Treasuries and government agency debt securities and U.S. and non-U.S. issued corporate debt securities classified as available-for-sale and recorded at fair value which approximates amortized cost. These securities have maturity dates between calendar years 2014 and 2017.

(b) The investment was sold in the third quarter of fiscal 2014. Refer to Footnote 8 for further information.

(c) Portfolio of high-credit quality U.S. government agency debt securities, U.S. and non-U.S. issued corporate debt securities, and commercial paper classified as held to maturity and recorded at amortized cost which approximates fair value. These securities have maturity dates in the calendar year 2014 and 2015.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

12. Derivative Instruments and Hedging Activities

Substantially all of the Company’s transactions involving international parties, excluding international customer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany and related party loans. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.

Two of the Company’s businesses outside of the United States, Coach Japan and Coach Canada, enter into zero-cost collar options, to manage the exchange rate risk related to their inventory purchases. As of March 29, 2014 and June 29, 2013, zero-cost collar options with aggregate notional amounts of $93,997 and $193,352 were outstanding, respectively. Current maturity dates range from April 2014 to June 2015.

As of March 29, 2014, and June 29, 2013, the Company had entered into various short-term intercompany and related party loans denominated in various foreign currencies. Current maturity dates range from May 2014 to March 2018. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts with notional amounts of $15,687 and $147,591, respectively as of March 29, 2014, and June 29, 2013 to hedge the total principal amount of the short-term intercompany and related party loans. The terms of these contracts include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates.

As of March 29, 2014 and June 29, 2013, the Company had entered into forward contracts to manage the exchange rate risk of contractual obligations with notional values of $4,000 and $16,944, respectively. Contractual obligations as of March 29, 2014 and June 29, 2013 consist of $4,000 and $10,000, respectively, due to Shinsegae International related to the acquisition of the domestic retail business in Korea. The Company also had contractual obligations at June 29, 2013 of $6,944 due to Hackett Limited related to the acquired European joint venture.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following tables provide information related to the Company’s derivatives:

	Notional Value		Other Current Assets		Accrued Liabilities
			Fair Value		Fair Value
Derivatives Designated as Cash Flow Hedges	March 29, 2014	June 29, 2013	March 29, 2014	June 29, 2013	March 29, 2014	June 29, 2013

Zero-cost collars	$93,997	$193,352	$3,108	$1,592	$-	$2,555
Cross currency swaps	13,110	111,195	130	1,366	1	85
Forward Contracts:
Intercompany & related party loans	2,577	36,396	-	1,024	21	-
Contractual obligations	4,000	16,944	-	523	81	255
Total	$113,684	$357,887	$3,238	$4,505	$103	$2,895

	Amount of Net Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
Derivatives Designated as Cash Flow Hedges	2014	2013	2014	2013

Zero-cost collars	$(1,287)	$2,572	$3,993	$8,156
Forward contracts and cross currency swaps	1,910	(754)	(52)	820
Total	$623	$1,818	$3,941	$8,976

For the third quarter of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $994 and $(1,029), respectively. For the first nine months of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(2,239) and $(5,523), respectively.

	Amount of Net Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended		Nine Months Ended
Location of Net Gain (Loss) Reclassified from	March 29,	March 30,	March 29,	March 30,
Accumulated OCI into Income (Effective Portion)	2014	2013	2014	2013
Cost of Sales	$731	$813	$4,693	$115

For the third quarter of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(355) and $(560), respectively. For the first nine months of fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(2,817) and $(84), respectively.

During the nine months ended March 29, 2014 and March 30, 2013, there were no material gains or losses recognized in income due to hedge ineffectiveness.

The Company expects $4,736 of net derivative gains included in accumulated other comprehensive income at March 29, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the Japanese yen and Canadian dollar exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

13. Segment Information

The Company operates its business in five operating segments aggregated into two reportable segments, North America and International.

•	The North America reportable segment includes sales to customers through North American Company-operated stores, including the Internet, and sales to North American wholesale customers and distributors.

•	The International reportable segment includes sales to customers through Company-operated stores in Japan and mainland China, including the Internet, Hong Kong and Macau, Taiwan, Singapore, Korea, Malaysia and Europe, and sales to wholesale customers and distributors in over 30 countries.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

	North			Corporate
	America	International (a)	Other (a)(b)	Unallocated	Total
Quarter Ended March 29, 2014

Net sales	$647,923	$440,635	$11,068	$-	$1,099,626
Gross profit	412,958	347,992	7,107	13,282	781,339
Operating income	222,002	163,649	5,724	(128,666)	262,709
Income before provision for income taxes	222,002	163,649	5,724	(130,595)	260,780
Depreciation and amortization expense	16,978	14,368	-	13,823	45,169
Additions to long-lived assets	27,186	12,677	-	10,999	50,862

Quarter Ended March 30, 2013

Net sales	$792,466	$385,192	$9,920	$-	$1,187,578
Gross profit	538,996	311,544	7,999	21,649	880,188
Operating income	325,602	151,603	6,719	(135,431)	348,493
Income before provision for income taxes	325,602	151,603	6,719	(136,174)	347,750
Depreciation and amortization expense	18,166	10,531	-	10,088	38,785
Additions to long-lived assets	6,322	5,240	-	16,224	27,786

Nine Months Ended March 29, 2014

Net sales	$2,409,228	$1,230,228	$30,554	$-	$3,670,010
Gross profit	1,550,963	971,505	23,401	44,722	2,590,591
Operating income	926,129	434,812	19,785	(360,440)	1,020,286
Income before provision for income taxes	926,129	434,812	19,785	(358,788)	1,021,938
Depreciation and amortization expense	54,276	41,231	-	42,601	138,108
Additions to long-lived assets	79,129	50,492	-	28,003	157,624

Nine Months Ended March 30, 2013

Net sales	$2,652,793	$1,170,248	$29,661	$-	$3,852,702
Gross profit	1,795,103	936,058	24,935	54,642	2,810,738
Operating income	1,130,958	438,770	19,417	(382,358)	1,206,787
Income before provision for income taxes	1,130,958	438,770	19,417	(386,376)	1,202,769
Depreciation and amortization expense	52,774	34,505	-	28,387	115,666
Additions to long-lived assets	69,452	54,466	-	39,254	163,172

(a) As a result of the acquisition of the European joint venture (as discussed in Note 3), certain amounts have been reclassed from Other to International to conform to the 2014 presentation of the European results. For the quarter ended March 30, 2013, these amounts are net sales of $3,658, gross profit of $1,887, operating income of $1,858, and income before provision for income taxes of $1,858. For the nine months ended March 30, 2013, amounts reclassified are net sales of $15,845, gross profit of $7,657, operating income of $7,738, and income before provision for income taxes of $7,738.

(b) Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share data, unaudited)

The following is a summary of the common costs not allocated in the determination of segment performance:

	Quarter Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013

Production variances	$13,281	$21,648	$44,722	$54,640
Advertising, marketing and design	(61,047)	(58,108)	(178,900)	(178,659)
Administration and information systems	(61,242)	(79,064)	(161,727)	(196,248)
Distribution and customer service	(19,658)	(19,907)	(64,535)	(62,091)
Total corporate unallocated	$(128,666)	$(135,431)	$(360,440)	$(382,358)

14. Stock Repurchase Program

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

For the third quarter of fiscal 2014, the Company repurchased and retired 3,646 shares, or $174,989 at an average cost of $47.99. The Company did not repurchase any shares during the third quarter of fiscal 2013.

For the first nine months of fiscal 2014, the Company repurchased and retired 10,239 shares, or $524,926 of common stock, at an average cost of $51.27 per share. For the first nine months of fiscal 2013, the Company repurchased and retired 7,066 shares, or $400,000 of common stock, at an average cost of $56.61 per share.

As of March 29, 2014, Coach had $836,701 remaining in the stock repurchase program.

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

Coach operates in two segments: North America and International. The North America segment includes sales to North American customers through Coach-operated stores (including Internet sales) and sales to North American wholesale customers. The International segment includes sales to customers through Coach-operated stores in Japan and mainland China (including Internet sales), Hong Kong and Macau, Singapore, Taiwan, Malaysia, Korea, Europe, and sales to wholesale customers and distributors in over 30 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.

In order to drive growth within our global business, we are focused on four key initiatives:

•	Transform from a leading international accessories Company into a global lifestyle brand, anchored in accessories, presenting a clear and compelling expression of the Coach woman and man across all product categories, store environments and brand imagery.

•	Focus on the Men’s opportunity for the brand, by drawing on our long heritage in the category. We are capitalizing on this opportunity by opening new standalone and dual gender stores and broadening the men’s assortment in existing stores.

•	Leverage the global opportunity for Coach by raising brand awareness and building market share in markets where Coach is under-penetrated, most notably in Asia and Europe. We are also developing the brand opportunity as we expand into South America and Central America.

•	Harness the growing power of the digital world, accelerating the development of our digital programs and capabilities in North America and worldwide, reflecting the change in consumer shopping behavior globally. Our intent is to rapidly drive further innovation to engage with customers in this channel. Key elements include www.coach.com, our invitation-only factory flash site, our global e-commerce sites, marketing sites and social media.

However, certain trends and uncertainties, macroeconomic and other, may have a material effect on net sales, net income and cash flows. Today, primarily in North America, we are experiencing intensified competition and a highly promotional environment, as well as an industry wide deceleration of in-store traffic. Internet sales have also recently been negatively impacted by eliminating third-party internet sales events and our decision to limit access to our e-factory flash sales site. At the same time, the Company is making investments to its Internet business, as we continue to move to an “omni-channel” business, and is reviewing its store fleet systematically, assessing strategic opportunities for potential closures and additional investments.

The Company believes that long-term growth can be realized through its transformational efforts over time.

SUMMARY – THIRD QUARTER OF FISCAL 2014

During the third quarter of fiscal 2014, the Company generated net sales of $1.10 billion, net income of $190.7 million and net income per diluted share of $0.68. This compares to net sales of $1.19 billion, net income of $238.9 million and net income per diluted share of $0.84 for the third quarter of fiscal 2013.

Our operating performance for the third quarter of fiscal 2014 reflected a decline in net sales of 7.4% due to decreased net sales from our North America business, partially offset by increased net sales in our International business. Excluding the unfavorable effects of foreign currency, net sales declined 5.4%. Our gross profit decreased by 11.2% to $781.3 million during the quarter ended March 29, 2014. Selling, general and administrative ("SG&A") expenses decreased 2.5% as a result of lower performance-related compensation costs and lower sales in North America partially offset by additional expansion-related expenses incurred in our International business. As a result, operating income decreased to $262.7 million in the third quarter of fiscal 2014.

Net income decreased in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013, primarily due to a decrease in gross profit of $98.9 million partially offset by decreases in the provision for income taxes and SG&A expenses of $38.8 million and $13.1 million, respectively. Net income per diluted share decreased due to lower net income.

THIRD QUARTER FISCAL 2014 COMPARED TO THIRD QUARTER FISCAL 2013

The following table summarizes results of operations for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. All percentages shown in the below table and the discussion that precedes and follows have been calculated using unrounded numbers.

	Quarter Ended
	March 29, 2014		March 30, 2013		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$1,099.6	100.0%	$1,187.6	100.0%	$(88.0)	(7.4)%

Gross profit	781.3	71.1	880.2	74.1	(98.9)	(11.2)

Selling, general and administrative expenses	518.6	47.2	531.7	44.8	(13.1)	(2.5)

Operating income	262.7	23.9	348.5	29.3	(85.8)	(24.6)

Interest (expense) income, net	(1.9)	(0.2)	1.0	0.1	(2.9)	NM

Other expense	-	0.0	1.8	0.2	(1.8)	(100.0)

Provision for income taxes	70.0	6.4	108.8	9.2	(38.8)	(35.7)

Net income	190.7	17.3	238.9	20.1	(48.2)	(20.2)

Net income per share:
Basic	$0.69		$0.85		$(0.16)	(18.8)%
Diluted	0.68		0.84		(0.16)	(19.0)

NM – Percentage change is not meaningful

RESULTS OF OPERATIONS

Net Sales

Net sales decreased 7.4% or $88.0 million to $1.10 billion. Excluding the effects of foreign currency, net sales decreased 5.4% or $64.6 million. The decrease was driven by lower sales in the North America business partially offset by gains in the International business.

Net sales by reportable segment in the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013, were as follows:

	Quarter Ended
	(unaudited, dollars in millions)
	Net Sales			Percentage of Total Net Sales
	March 29,	March 30,	Rate of	March 29,	March 30,
	2014	2013 (1)	Change	2014	2013 (1)

North America	$647.9	$792.5	(18.2)%	58.9%	66.8%
International	440.6	385.2	14.4	40.1	32.4
Other (2)	11.1	9.9	12.1	1.0	0.8
Total net sales	$1,099.6	$1,187.6	(7.4)	100.0	100.0

(1) In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that sales in this region should be included in the International segment. Accordingly, prior year comparable sales have been reclassified to conform to the current year presentation.

(2) Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.

North America Net Sales decreased 18.2% or $144.6 million to $647.9 million. This decrease was primarily driven by lower comparable store sales of $145.1 million or 21.4%, primarily due to decreased store traffic which was partially impacted by weather and the shift in timing of the Easter holiday. The Internet business had a negative impact, of approximately 3%, on comparable store sales which is attributable to eliminating third-party internet events and our decision to limit access to our e-factory flash sales site. This decrease was partially offset by an increase of $23.0 million related to new stores. Since the end of the third quarter of fiscal 2013, Coach opened 14 factory stores, including three Men’s factory stores, and closed a net 14 retail stores.

International Net Sales increased 14.4% or $55.4 million to $440.6 million. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $76.8 million or 19.9%. The increase in net sales was primarily due to double digit growth in Asia of $58.4 million primarily related to new stores and positive comparable store sales and $11.6 million due to the Europe business which was acquired in the first quarter of fiscal 2014. Since the quarter ended March 30, 2013, we opened 47 net new stores, with 44 net new stores in mainland China, Hong Kong and Macau and Japan, and three net new stores in the other regions. The acquisition of the European joint venture resulted in a transfer of 18 stores to the Company’s direct control. Since the acquisition on July 1, 2013, Coach has opened six new stores and transitioned two stores from wholesale to direct control.

Gross Profit

Gross profit decreased 11.2% to $781.3 million in the third quarter of fiscal 2014 from $880.2 million during the third quarter of fiscal 2013. Gross margin for the quarter ended March 29, 2014 was 71.1% as compared to 74.1% during the quarter ended March 30, 2013.

North America Gross Profit decreased 23.4% or $126.0 million to $413.0 million in the third quarter of fiscal 2014. Gross margin decreased 430 basis points from 68.0% in the third quarter of fiscal 2013 to 63.7% in the third quarter of fiscal 2014. The decrease in gross margin is primarily due to increased promotional activity in our factory channel.

International Gross Profit increased $36.4 million to $348.0 million in the third quarter of fiscal 2014. Gross margin decreased 190 basis points from 80.9% in the third quarter of fiscal 2013 to 79.0% in the third quarter of fiscal 2014. The decrease in gross margin is primarily due to the negative translation effect of changes in foreign currency. Other factors negatively impacting gross margin were increased promotions, selling products with a higher average unit cost, as well as increased penetration of our broadened lifestyle categories which were offset by the absence of higher cost inventory related to our prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and customer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs and supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees (primarily to support North America), new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting and software expenses. Administrative expenses also include global equity compensation expense.

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

Selling, general and administrative expenses decreased 2.5% to $518.6 million in the third quarter of fiscal 2014 as compared to $531.7 million in the third quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 47.2% during the third quarter of fiscal 2014 as compared to 44.8% during the third quarter of fiscal 2013.

Selling expenses were $371.4 million, or 33.8% of net sales, in the third quarter of fiscal 2014 compared to $362.8 million, or 30.6% of net sales, in the third quarter of fiscal 2013. The dollar increase in selling expenses reflected new store openings and the impact of acquiring our former partner Hackett’s 50% interest in our European joint venture. This increase was offset by lower selling costs associated with lower sales in North America and the favorable impact of the foreign currency exchange rates related to Coach Japan.

Advertising, marketing and design costs were $61.0 million, or 5.6% of net sales, in the third quarter of fiscal 2014, compared to $65.5 million, or 5.5% of net sales, during the same period of fiscal 2013. Advertising, marketing, and design costs remained fairly consistent from the same period in the prior year as the decrease in costs related to the divestiture of the Reed Krakoff business was offset by increased expense as a part of the Company’s transformation-related efforts.

Distribution and customer service expenses were $20.4 million, or 1.9% of net sales, in the third quarter of fiscal 2014, compared to $20.8 million, or 1.8% of net sales, in the third quarter of fiscal 2013. Distribution and customer service expenses remained fairly consistent from the same period in the prior year.

Administrative expenses were $65.8 million, or 6.0% of net sales, in the third quarter of fiscal 2014 compared to $82.6 million, or 7.0% of net sales, during the same period of fiscal 2013. The dollar decrease in the third quarter of fiscal 2014 reflects lower performance-related compensation costs.

Operating Income

Operating income decreased 24.6% or $85.8 million to $262.7 million during the third quarter of fiscal 2014 as compared to $348.5 million in third quarter of fiscal 2014. Operating margin decreased to 23.9% as compared to 29.3% in third quarter of fiscal 2013.

The following table presents operating income by reportable segment for the third quarter fiscal 2014 compared to same quarter in fiscal 2013:

	Quarter Ended
	(unaudited, dollars in millions)
	March 29,	March 30,	Variance
	2014	2013 (1)	$	%

North America	$222.1	$325.6	(103.5)	(31.8)
International	163.6	151.6	12.0	7.9
Other (2)	5.7	6.7	(1.0)	(14.9)
Corporate unallocated	(128.7)	(135.4)	6.7	(4.9)
Total operating income	$262.7	$348.5	(85.8)	(24.6)

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

North America Operating Income decreased 31.8% to $222.1 million in the third quarter of fiscal 2014 reflecting the decrease in gross profit of $126.0 million which was partially offset by lower SG&A expenses of $22.5 million. The decrease in SG&A expenses was primarily related to lower variable selling costs as a result of lower sales and the absence of costs in the third quarter of fiscal 2014 related to the divestiture of the Reed Krakoff business. Operating margin decreased 680 basis points to 34.3% in the third quarter of fiscal 2014 from 41.1% during the same period in the prior year due to lower gross margin and higher SG&A expense as a percentage of net sales.

International Operating Income increased 7.9% to $163.6 million primarily reflecting higher gross profit of $36.4 million offset by higher SG&A expenses of $24.4 million. The increase in SG&A expenses is related to a $14.6 million increase in China and Asia, excluding Japan, related to higher occupancy and employee costs related to new store openings and a $12.9 million increase as a result of the recently acquired Europe business. The increase in SG&A costs were offset by favorable foreign currency effects in Japan of $7.2 million. Operating margin decreased 230 basis points to 37.1% in the third quarter of fiscal 2014 from 39.4% during the same period in the prior year primarily due to lower gross margin of 190 basis points and higher overall selling expenses as a percentage of net sales which increased by 40 basis points.

Corporate Unallocated Operating Expense decreased $6.7 million to $128.7 million, a decrease of 4.9%. The decrease in Corporate Unallocated expense was primarily related to lower administrative costs of $17.8 million, largely due to lower performance-related compensation expense, offset by less favorable production variances, particularly for labor, of $8.4 million.

Provision for Income Taxes

The effective tax rate was 26.9% in the third quarter of fiscal 2014, as compared to 31.3% in the third quarter of fiscal 2013.  The decrease in our effective tax rate was primarily attributable to discrete items, most notably the tax benefit we received as a result of statute closures.  Excluding discrete items, our effective tax rate was 30.1% in the third quarter of fiscal 2014.  This decrease when compared to the same period in fiscal 2013, was primarily attributable to the geographic mix of our earnings in the third quarter of fiscal 2014 as compared with the third quarter of fiscal 2013.

Net Income

Net income was $190.7 million in the third quarter of fiscal 2014 as compared to $238.9 million in the third quarter of fiscal 2013. This decrease was primarily due to lower operating income offset by lower provision for income taxes.

Earnings per Share

Diluted earnings per share declined by 19.0% to $0.68 in the third quarter of fiscal 2014 as compared to $0.84 in the third quarter of fiscal 2013 as a result of lower net income.

SUMMARY – FIRST NINE MONTHS OF FISCAL 2014

During the first nine months of fiscal 2014, the Company generated net sales of $3.67 billion, net income of $706.1 million and net income per diluted share of $2.51. This compares to net sales of $3.85 billion, net income of $813.1 million and net income per diluted share of $2.84 for the first nine months of fiscal 2013.

Our operating performance for the first nine months of fiscal 2014 reflected a decline in net sales of 4.7% primarily due to decreased net sales from our North America business, partially offset by increased net sales in our International business. Excluding the unfavorable effects of foreign currency, net sales decreased by 2.0%. Our gross profit decreased by 7.8% to $2.59 billion during the nine months ended March 29, 2014. Selling, general and administrative expenses decreased 2.1% as a result of lower performance and equity-related compensation costs and lower net sales in North America partially offset by additional expansion-related expenses incurred in our International business. As a result, operating income decreased to $1.02 billion for the nine months ended March 29, 2014.

Net income decreased in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013, primarily due to a decrease in gross profit of $220.1 million offset by decreases in the provision for income taxes and SG&A expenses of $73.8 million and $33.7 million, respectively. Net income per diluted share decreased due to lower net income slightly offset by a lower weighted-average of the amount of diluted shares outstanding at March 29, 2014.

FIRST NINE MONTHS FISCAL 2014 COMPARED TO FIRST NINE MONTHS FISCAL 2013

The following table summarizes results of operations for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013:

	Nine Months Ended
	March 29, 2014		March 30, 2013		Variance
	(dollars in millions, except per share data)
	(unaudited)

		% of		% of
	Amount	net sales	Amount	net sales	Amount	%
Net sales	$3,670.0	100.0%	$3,852.7	100.0%	$(182.7)	(4.7)%

Gross profit	2,590.6	70.6	2,810.7	73.0	(220.1)	(7.8)

Selling, general and administrative expenses	1,570.3	42.8	1,604.0	41.6	(33.7)	(2.1)

Operating income	1,020.3	27.8	1,206.8	31.3	(186.5)	(15.5)

Interest income, net	1.7	0.0	1.3	0.0	0.4	30.8

Other expense	-	0.0	5.3	0.1	(5.3)	(100.0)

Provision for income taxes	315.9	8.6	389.7	10.1	(73.8)	(18.9)

Net income	706.1	19.2	813.1	21.1	(107.0)	(13.2)

Net income per share:
Basic	$2.53		$2.88		$(0.35)	(12.2)%
Diluted	2.51		2.84		(0.33)	(11.6)

Net Sales

Net sales decreased 4.7% or $182.7 million to $3.67 billion. Excluding the effects of foreign currency, net sales decreased by 2.0% or $78.7 million. This decrease was driven by lower sales in the North America business partially offset by gains in the International businesses.

Net sales by reportable segment in the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013, were as follows:

	Nine Months Ended
	(unaudited, dollars in millions)
	Net Sales			Percentage of Total Net Sales

	March 29,	March 30,	Rate of	March 29,	March 30,
	2014	2013 (1)	Change	2014	2013 (1)

North America	$2,409.2	$2,652.8	(9.2)%	65.7%	68.9%
International	1,230.2	1,170.2	5.1	33.5	30.4
Other (2)	30.6	29.7	3.0	0.8	0.7
Total net sales	$3,670.0	$3,852.7	(4.7)	100.0	100.0

(1) In connection with the acquisition of the retail business in Europe, the Company evaluated the composition of its reportable segments and concluded that sales in this region should be included in the International segment. Accordingly, prior year comparable sales have been reclassified to conform to the current year presentation.

(2) Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.

North America Net Sales decreased 9.2% or $243.6 million to $2.41 billion. This decrease was primarily driven by a decrease in comparable store sales of $329.5 million or 13.8%, of which the Internet business had an immaterial negative impact, approximately 1%, on comparable store sales. The decrease in comparable store sales was primarily due to decreased store traffic. This decrease was partially offset by an increase of $113.1 million related to new stores. Since the end of the third quarter of fiscal 2013, Coach opened 14 factory stores, including three Men’s factory stores, and closed a net 14 retail stores.

International Net Sales increased 5.1% or $60.0 million to $1.23 billion. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $157.5 million or 13.5%. The increase in net sales was primarily due to double digit growth in China and Asia, excluding Japan, reflecting $120.9 million due to new stores and positive comparable store sales, a $24.5 million increase related to the acquisition of the Europe joint venture in the first quarter of fiscal 2014 and a $10.6 million increase in Japan. Since the quarter ended March 30, 2013, we opened 47 net new stores, with 44 net new stores in mainland China, Hong Kong and Macau and Japan, and three net new stores in the other regions. The acquisition of the European joint venture resulted in a transfer of 18 stores to the Company’s direct control. Since the acquisition on July 1, 2013, Coach has opened six new stores and transitioned two stores from wholesale to direct control.

Gross Profit

Gross profit decreased 7.8% to $2.59 billion in the first nine months of fiscal 2014 from $2.81 billion during the first nine months of fiscal 2013. Gross margin for the nine months ended March 29, 2014 was 70.6% as compared to 73.0% during the same period of fiscal 2013.

North America Gross Profit decreased 13.6% or $244.1 million to $1.55 billion in the first nine months of fiscal 2014. Gross margin decreased 330 basis points from 67.7% in the first nine months of fiscal 2013 to 64.4% in the first nine months of fiscal 2014. The decrease in gross margin is primarily due to a 230 basis points decline due to increased promotional activity primarily in our factory channel and a 90 basis point decline as a result of selling products with a higher average unit cost as well as increased penetration of our broadened lifestyle categories.

International Gross Profit increased 3.8% or $35.4 million to $971.5 million in the first nine months of fiscal 2014. Gross margin decreased 100 basis points from 80.0% in the first nine months of fiscal 2013 to 79.0% in the first nine months of fiscal 2014. The decrease in gross margin is primarily due to the negative translation effect of changes in foreign currency.  Other factors negatively impacting gross margin were increased promotions, selling products with a higher average unit cost, as well as increased penetration of our broadened lifestyle categories which were offset by the absence of higher cost inventory related to our prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2.1% to $1.57 billion in the first nine months of fiscal 2014 as compared to $1.60 billion in the same period of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 42.8% during the first nine months quarter of fiscal 2014 as compared to 41.6% during the same period in fiscal 2013.

Selling expenses were $1.15 billion, or 31.3% of net sales, in the first nine months of fiscal 2014 compared to $1.13 billion, or 29.4% of net sales, during the same period of fiscal 2013. The dollar increase in selling expenses reflected increases in new store openings and the impact of acquiring our former partner Hackett’s 50% interest in our European joint venture. These expenses were mostly offset by a favorable impact of foreign currency exchange rates primarily related to Coach Japan and lower variable expenses related to lower sales in North America.

Advertising, marketing and design costs were $183.1 million, or 5.0% of net sales, in the first nine months of fiscal 2014 compared to $200.9 million, or 5.2% of net sales, during the same period of fiscal 2013. The decrease was primarily due to the divestiture of the Reed Krakoff business. This decrease was partially offset by increased advertising, marketing, and design costs related to the Company’s transformation efforts.

Distribution and customer service expenses were $66.9 million, or 1.8% of net sales, in the first nine months of fiscal 2014 compared to $64.7 million, or 1.7% of net sales, during the same period of fiscal 2013. Distribution and customer service expenses remained fairly consistent from the same period in the prior year.

Administrative expenses were $173.3 million, or 4.7% of net sales, in the first nine months of fiscal 2014 compared to $205.4 million, or 5.3% of net sales, during the same period of fiscal 2013, reflecting lower performance and equity-related compensation expense.

Operating Income

Operating income decreased 15.5% or $186.5 million to $1.02 billion during the first nine months of fiscal 2014 as compared to $1.21 billion in the first nine months of fiscal 2013. Operating margin decreased to 27.8% as compared to 31.3% during the same period in fiscal 2013.

The following table presents operating income by reportable segment for the first nine months of fiscal 2014 compared to first nine months of fiscal 2013:

	Nine Months Ended
	(unaudited, dollars in millions)
	March 29,	March 30,	Variance
	2014	2013 (1)	$	%

North America	$926.1	$1,131.0	(204.9)	(18.1)
International	434.8	438.8	(4.0)	(0.9)
Other (2)	19.8	19.4	0.4	2.1
Corporate unallocated	(360.4)	(382.4)	22.0	(5.8)
Total operating income	$1,020.3	$1,206.8	(186.5)	(15.5)

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

North America Operating Income decreased 18.1% to $926.1 million in the first nine months fiscal 2014 reflecting the decrease in gross profit of $244.1 million which was partially offset by lower SG&A expenses of $39.2 million. The decrease in SG&A expenses was primarily related to lower variable selling costs as a result of lower sales. Operating margin decreased 420 basis points to 38.4% in the first nine months of fiscal 2014 from 42.6% during the same period in the prior year primarily due to lower gross margin.

International Operating Income decreased 0.9% to $434.8 million reflecting an increase in SG&A expenses of $39.4 million largely offset by higher gross profit of $35.4 million. The increase in SG&A expenses is primarily related to a $40.3 million increase in China and Asia, excluding Japan, largely due to higher occupancy and employee costs related to new store openings and a $32.6 million increase as a result of the recently acquired Europe business. The increase in SG&A costs were partially offset by favorable foreign currency effects in Japan of $40.3 million. Operating margin decreased 220 basis points to 35.3% in the first nine months of fiscal 2014 from 37.5% during the same period in the prior year due to higher overall selling expenses as a percentage of net sales which increased by 120 basis points and lower gross margin of 100 basis points.

Corporate Unallocated Operating Expense decreased $22.0 million to $360.4 million, a decrease of 5.8%. The decrease in Corporate Unallocated expense was primarily related to lower administrative costs of $34.5 million largely due to lower performance and equity-related compensation expense offset by less favorable production variances, particularly for labor, of $9.9 million.

Provision for Income Taxes

The effective tax rate was 30.9% in the first nine months of fiscal 2014, as compared to 32.4% for the first nine months of fiscal 2013.  The decrease in our effective tax rate was primarily attributable to the geographic mix of our earnings for the first nine months of fiscal 2014 as compared with the same period of fiscal 2013 and discrete items, most notably the tax benefit we received in the third quarter of fiscal 2014 as a result of statute closures. Excluding discrete items, our effective tax rate was 31.6% for the first nine months of fiscal 2014.

Net Income

Net income was $706.1 million in the first nine months of fiscal 2014 as compared to $813.1 million in the first nine months of fiscal 2013. This decrease was primarily due to lower operating income partially offset by the lower provision for income taxes.

Earnings per Share

Diluted earnings per share declined 11.6% to $2.51 in the first nine months of fiscal 2014 as compared to $2.84 in the first nine months of fiscal 2013. This decline reflected lower net income for the first nine months of fiscal 2014 as compared to the same period in the prior year slightly offset by a lower weighted-average of the amount of diluted shares outstanding at March 29, 2014.

Non-GAAP Measures

The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The percentage increase in net sales in the third quarter and the first nine months of fiscal 2014 for total and International net sales has been presented both including and excluding currency fluctuation effects from translating these foreign-denominated amounts into U.S. dollars and comparing these figures to the third quarter and the first nine months of fiscal 2013. Excluding currency fluctuation effects is considered a non-GAAP measure.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended
	March 29,	March 30,
(unaudited, dollars in thousands)	2014	2013	Change

Net cash provided by operating activities	$669,337	$1,039,407	$(370,070)
Net cash used in investing activities	(673,885)	(374,550)	(299,335)
Net cash used in financing activities	(593,172)	(697,452)	104,280
Effect of exchange rate changes on cash and cash equivalents	(1,602)	(8,261)	6,659
Net decrease in cash and cash equivalents	$(599,322)	$(40,856)	$(558,466)

The Company’s cash and cash equivalents decreased $599.3 million during the first nine months of fiscal 2014 compared to a decrease of $40.9 million in the first nine months of fiscal 2013. The year-over-year change is primarily driven by declines in net cash provided by operations and increased purchases of investments (a move from cash and cash equivalents into short and long term investments) which were partially offset by less cash used in financing activities.

Net cash provided by operating activities was $669.3 million in the first nine months of fiscal 2014 compared to $1.04 billion in the first nine months of fiscal 2013. The decrease of $370.1 million was primarily due to changes in operating asset and liability balances, the most significant occurring in accrued liabilities, accounts payable and inventory coupled with lower net income in the current period. Accrued liabilities were a source of cash of $39.9 million in the prior fiscal period, compared to a use of cash of $79.5 million in the current fiscal period, primarily driven by the timing of dividends and tax payments. Changes in accounts payable balances resulted in a $59.2 million higher use of cash in the current period due to timing. Inventory balances were a $46.1 million higher use of cash in the current period as compared to the prior year due to increased distribution in connection with new stores and the Europe acquisition. Inventory levels at the end of the current quarter were $583.7 million dollars, 13% above the $515.9 million at the end of last year’s third quarter, driven by sales below our expectations.

Net cash used in investing activities was $673.9 million in the first nine months of fiscal 2014 compared to $374.6 million in the first nine months of fiscal 2013. The increase of $299.3 reflects a net $301.2 million higher cash and cash equivalents moved into the Company’s short and long-term investment portfolio and $62.9 million of cash used to invest in the Company’s Hudson Yards joint venture. The Company used $53.3 million of cash in the prior fiscal year for distributor acquisitions. Full year capital expenditures are expected to be between $250 and $260 million.

Net cash used in financing activities was $593.2 million in the first nine months of fiscal 2014 as compared to $697.5 million in the first nine months of fiscal 2013. The decrease of $104.3 million was primarily due to $210.0 million in net borrowings under the Company’s revolving credit facility, lower dividend payments of $56.0 million due to the timing of dividends paid which were slightly offset by our increased dividend rate, partially offset by higher cash used for share repurchases of $124.9 million.

Revolving Credit Facilities

The Company has a $700 million credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the primary lender and administrative agent (the “JP Morgan facility”) with a maturity date of March 26, 2018. The JP Morgan facility is available to finance the seasonal working capital requirements and general corporate purposes of the Company and its subsidiaries. At the Company’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1 billion.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (3) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility. At March 29, 2014, the commitment fee was 7.5 basis points. The JP Morgan facility contains various covenants and customary events of default. Coach is in compliance with all covenants of the JP Morgan facility. During the first nine months of fiscal 2014, the Company borrowed and repaid $360 million and $150 million, respectively. There was $210 million in borrowings outstanding under this facility as of March 29, 2014.

As of March 29, 2014, Coach Japan, a wholly owned subsidiary of the Company, had credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 5.3 billion yen, or approximately $51 million, as of March 29, 2014. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. There were no borrowings under these credit facilities in fiscal 2014 and fiscal 2013.

As of March 29, 2014, Coach Shanghai Limited, a wholly owned subsidiary of the Company, had a credit facility to provide funding for working capital and general corporate purposes, allowing a maximum borrowing of 63 million Chinese renminbi, or approximately $10 million, as of March 29, 2014. Interest is based on the People's Bank of China rate. There were no borrowings under this credit facility in fiscal 2014 and fiscal 2013.

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

During the first nine months of fiscal 2014 and fiscal 2013, the Company repurchased and retired 10.2 million and 7.1 million shares respectively, or $524.9 and $400.0 million of common stock, respectively, at an average cost of $51.27 and $56.61 per share, respectively.

The Company expects its total share repurchases to be $524.9 million for fiscal 2014. As of March 29, 2014, Coach had $836.7 million remaining in the stock repurchase program.

Capital Expenditures and Working Capital

The Company expects total capital expenditures for the fiscal year ending June 28, 2014 to be between $250 and $260 million. Capital expenditures are primarily for new stores in North America and Asia to support our global expansion. We will also continue to invest in corporate infrastructure, primarily technology, and department store and distributor locations.

Because Coach products are frequently given as gifts, Coach experiences seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, Coach builds inventory for the holiday selling season.  In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the nine months ended March 29, 2014 are not necessarily indicative of that expected for the full Fiscal 2014.  However, fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.

In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43%. Upon completion of the office tower in 2015, the Company will retain a condominium interest serving as its new corporate headquarters. During the quarter and nine months ended March 29, 2014, the Company invested $21.5 and $62.9 million, respectively, in the joint venture. The Company expects to invest approximately $370 million between the beginning of the fourth quarter of fiscal 2014 through fiscal 2016. The Company’s latest estimate contemplates investing approximately $30 million in the fourth quarter of fiscal 2014. The Company expects to incur approximately $190 million of capital expenditures over the remaining period of construction. The joint venture investments will be financed by the Company with cash on hand, borrowings under its credit facility and approximately $130 million of proceeds from the sale of its current headquarters buildings in fiscal 2016.

Our sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents, short and long-term investments, the $700 million available under our JP Morgan facility, the availability under our Japan and Shanghai credit facilities and our other available financing options. A substantial amount of our cash and short-term investments are currently held outside the United States in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We believe that our existing sources of liquidity, including as our ability to access capital markets, will be sufficient to meet our cash needs.

We expect to continue to draw on our credit facilities to fund general corporate business purposes in North America and our investment in the Hudson Yards district joint venture. This may lead to a higher outstanding debt balance at the end of fiscal 2014.

As of March 29, 2014 we had $210 million of borrowings outstanding under our revolving credit facility. Our average borrowings outstanding for the three and nine months ended March 29, 2014 was $55.4 and $51.6 million, respectively. We had no revolving credit borrowings outstanding as of June 29, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended June 29, 2013 are those that depend most heavily on these judgments and estimates. As of March 29, 2014, there have been no material changes to any of the critical accounting policies contained therein.

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

Foreign Currency Exchange

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international customer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into zero-cost collar options. As of March 29, 2014 and June 29, 2013, foreign currency contracts designated as hedges with a notional amount of $94.0 million and $193.4 million, respectively, were outstanding.

Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans. These loans are denominated in various foreign currencies. To manage the exchange rate risk related to these loans, the Company entered into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is March 2018. As of March 29, 2014 and June 29, 2013, the total notional values of outstanding forward exchange and cross-currency swap contracts related to these loans were $15.7 million and $147.6 million, respectively.

The fair value of open foreign currency derivatives included in current assets at March 29, 2014 and June 29, 2013 was $3.2 million and $4.5 million, respectively. The fair value of open foreign currency derivatives included in current liabilities at March 29, 2014 and June 29, 2013 was $0.1 million and $2.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates.

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

At March 29, 2014 and June 29, 2013, the Company’s short-term investments, classified within current assets on the condensed consolidated balance sheet consisted of $311.4 million and $72.1 million, respectively, of time deposits, commercial paper, and high-credit quality U.S. and non U.S. issued corporate debt securities and U.S. Treasuries and governmental agency securities with original maturities greater than three months.

At March 29, 2014 and June 29, 2013, the Company’s long-term investments, classified within non-current assets on the condensed consolidated balance sheet consisted of high-credit U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and governmental agency securities with a fair value of $319.2 million and $103.4 million, respectively. These securities have maturity dates between calendar years 2014 and 2017. Unrealized gains and losses are recorded within other comprehensive income.

The Company’s cash and cash equivalents of $463.5 million and $1,062.8 million at March 29, 2014 and June 29, 2013, respectively, primarily consisted of cash, time deposits, commercial paper and money market funds. As the Company does not have the intent to sell and will not be required to sell these securities until maturity, cash equivalents are classified as held-to-maturity and stated at amortized cost.

As of March 29, 2014, the Company had $210 million in outstanding borrowings on its JP Morgan facility and no outstanding borrowings on the Coach Japan credit facility and the Coach Shanghai Limited credit facility. The fair value of any future borrowing may be impacted by fluctuations in interest rates.

ITEM 4.	Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Victor Luis, Chief Executive Officer of the Company, and Jane Nielsen, Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of March 29, 2014.

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

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchases during the third quarter of fiscal 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share data)

Period 7 (12/29/2013 - 2/1/2014)	270	$48.79	270	$998,517
Period 8 (2/2/2014 - 3/1/2014)	2,038	47.43	2,038	901,833
Period 9 (3/2/2014 - 3/29/2014)	1,338	48.67	1,338	836,701
Total	3,646		3,646

(1)	The Company repurchases its common stock under repurchase programs that were approved by the Board of Directors as follows:

Date Stock Repurchase
Programs were Publicly	Total Dollar Amount
Announced	Approved	Expiration Date of Plan
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	Exhibits

(a)	Exhibits

31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name:	Jane Nielsen
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 6, 2014

