Form 10-Q
period 2014-09-27
COACH INC
filed 2014-11-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 24, 2014, the Registrant had 275,590,311 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “may,” “will,” “should,” “expect,” “confidence,” “trends,” “intend,” “estimate,” “on track,” “are positioned to,” “on course,” “opportunity,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated,” “plan,” “potential,” the negative of these terms or comparable terms. Future results will vary from historical results and historical trends are not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our business strategies and our multi-year transformation initiatives; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations and our efforts to expand internationally into a global lifestyle brand; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to access credit and capital markets; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
 WHERE YOU CAN FIND MORE INFORMATION
Coach’s quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.
Coach maintains its website at www.coach.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the Securities and Exchange Commission (the "SEC").
 INFORMATION REGARDING HONG KONG DEPOSITORY RECEIPTS
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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2014	June 28, 2014
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$660.9	$591.9
Short-term investments	246.6	276.7
Trade accounts receivable, less allowances of $1.4 million and $1.4 million, respectively	209.0	198.6
Inventories	597.4	526.2
Deferred income taxes	88.9	112.6
Other current assets	136.0	149.2
Total current assets	1,938.8	1,855.2
Property and equipment, net	701.2	713.9
Long-term investments	467.7	484.5
Goodwill	339.4	361.4
Other assets	223.9	248.1
Total assets	$3,671.0	$3,663.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$173.7	$153.9
Accrued liabilities	473.8	518.7
Current debt	170.0	140.5
Total current liabilities	817.5	813.1
Other liabilities	413.4	429.4
Total liabilities	1,230.9	1,242.5

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 275.6 million and 274.4 million shares, respectively	2.8	2.7
Additional paid-in-capital	2,666.2	2,646.1
Accumulated deficit	(193.3)	(219.5)
Accumulated other comprehensive loss	(35.6)	(8.7)
Total stockholders' equity	2,440.1	2,420.6
Total liabilities and stockholders' equity	$3,671.0	$3,663.1

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 27, 2014	September 28, 2013
	(millions, except per share data)
	(unaudited)
Net sales	$1,038.8	$1,150.8
Cost of sales	323.4	324.2
Gross profit	715.4	826.6
Selling, general and administrative expenses	535.6	505.0
Operating income	179.8	321.6
Interest income, net	0.7	1.7
Income before provision for income taxes	180.5	323.3
Provision for income taxes	61.4	105.4
Net income	$119.1	$217.9
Net income per share:
Basic	$0.43	$0.77
Diluted	$0.43	$0.77
Shares used in computing net income per share:
Basic	275.0	281.4
Diluted	276.4	284.5
Cash dividends declared per common share	$0.3375	$0.3375

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
	September 27, 2014	September 28, 2013
	(millions)
	(unaudited)
Net income	$119.1	$217.9
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on cash flow hedging derivatives	3.8	(5.1)
Net unrealized (losses) gains on available-for-sale investments	(0.5)	0.1
Foreign currency translation adjustments	(30.2)	10.5
Other comprehensive (loss) income, net of tax	(26.9)	5.5
Comprehensive income	$92.2	$223.4

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 27, 2014	September 28, 2013
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119.1	$217.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.3	45.0
Provision for bad debt	0.2	0.2
Share-based compensation	21.9	17.5
Excess tax shortfall (benefit) from share-based compensation	1.6	(0.9)
Transformation and other related charges; sale of Reed Krakoff business	18.9	(0.9)
Deferred income taxes	22.0	16.4
Other non-cash credits, net	(5.1)	(2.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(14.1)	(0.6)
Inventories	(92.7)	(104.8)
Accounts payable	21.6	(19.9)
Accrued liabilities	(27.8)	19.2
Other liabilities	(4.7)	0.2
Other balance sheet changes, net	34.7	(23.1)
Net cash provided by operating activities	138.9	164.1
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(28.9)	(18.2)
Acquisitions, net of cash acquired	—	(2.0)
Purchases of property and equipment	(40.4)	(45.9)
Loans to related parties	—	0.5
Purchases of investments	(26.3)	(165.8)
Proceeds from maturities and sales of investments	101.6	—
Net cash provided by (used in) investing activities	6.0	(231.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(92.6)	(95.0)
Repurchase of common stock	—	(175.0)
Repayment of debt	(0.5)	—
Proceeds from share-based awards	9.0	24.5
Borrowings under revolving credit facility	100.0	—
Repayment of revolving credit facility	(70.0)	—
Taxes paid to net settle share-based awards	(11.9)	(36.9)
Excess tax (shortfall) benefit from share-based compensation	(1.6)	0.9
Acquisition-related payment of contingent consideration	(3.9)	—
Net cash used in financing activities	(71.5)	(281.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	(4.4)	0.6
Increase (decrease) in cash and cash equivalents	69.0	(348.2)
Cash and cash equivalents at beginning of period	591.9	1,062.8
Cash and cash equivalents at end of period	$660.9	$714.6
Supplemental information:
Cash paid for income taxes	$10.6	$24.4
Cash paid for interest	$0.5	$0.5

See accompanying Notes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(In millions, except per share data)
(Unaudited)

1. Nature of Operations
Coach, Inc. (the “Company”) is a leading New York design house of modern luxury accessories and lifestyle collections. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, women’s and men’s small leather goods, business cases, footwear, wearables including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach’s products are sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 35 countries. The Company also records sales generated in ancillary channels including licensing and disposition.
2. Basis of Presentation and Organization
Interim Financial Statements
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 28, 2014.
The results of operations, cash flows and comprehensive income for the quarter ended September 27, 2014 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2015 ("fiscal 2015").
Basis of Consolidation
These unaudited interim condensed consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company, including all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2015 will be a 52-week period. Fiscal 2014 ended on June 28, 2014 and was also a 52-week period ("fiscal 2014"). The first quarter of fiscal 2015 ended on September 27, 2014 and was a 13-week period. The first quarter of fiscal 2014 ended on September 28, 2013 and was also a 13-week period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for customer returns and markdowns; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation awards and related estimated forfeiture rates; and reserves for restructuring, among others.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2018. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.
4. Transformation and Other Actions
Transformation Charges
During the fourth quarter of fiscal 2014, Coach announced a multi-year strategic plan to transform the brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan") includes key operational and cost measures needed in order to fund and execute this plan, including: (i) the investment in capital improvements in stores and wholesale locations during fiscal 2015 and through fiscal 2017; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming North American stores in fiscal 2015; (iii) the realignment of inventory levels to reflect the Company's elevated product strategy beginning in fiscal 2014; (iv) the investment in incremental advertising costs to further promote this new strategy starting in fiscal 2015; and (v) the significant scale-back of promotional events, particularly within the outlet Internet sales site which started in fiscal 2014.
The Company expects to incur pre-tax charges of approximately $250 million to $300 million, in total, under the Transformation Plan. In the fourth quarter of fiscal 2014, the Company recorded charges of $131.5 million under this plan. During the first quarter of fiscal 2015, the Company incurred transformation-related charges of $37.1 million, ($26.7 million after-tax, or $0.10 per diluted share). The charges recorded in selling, general and administrative ("SG&A") expenses and cost of sales were $33.1 million and $4.0 million, respectively, and primarily relate to the Company's North America business.
A summary of charges and related liabilities under the Company's Transformation Plan are as follows (in millions):

	Inventory-Related Charges(1)	Impairment(2)	Store-Related Costs(3)	Organizational Efficiency Costs(4)	Other(5)	Total
Balance at June 29, 2013	$—	$—	$—	$—	$—	$—
Fiscal 2014 charges	82.2	35.5	12.2	1.0	0.6	131.5
Cash payments	—	—	—	—	—	—
Non-cash adjustments	(66.8)	(35.5)	(6.7)	—	—	(109.0)
Balance at June 28, 2014	$15.4	$—	$5.5	$1.0	$0.6	$22.5
Fiscal 2015 charges	3.0	—	13.2	18.1	2.8	37.1
Cash payments	(13.2)	—	(0.5)	(7.3)	(2.8)	(23.8)
Non-cash adjustments	(3.0)	—	(13.2)	(2.7)	—	(18.9)
Balance at September 27, 2014	$2.2	$—	$5.0	$9.1	$0.6	$16.9

(1)
Inventory-related charges, recorded within cost of sales, primarily relate to reserves for the donation and destruction of certain on-hand inventory and future non-cancelable inventory purchase commitments.

(2)
Impairment charges, recorded within SG&A expenses, were based on discounted expected cash flows within certain impacted retail stores, and resulted in the reduction of the net carrying value of store-related long-lived assets to their estimated fair value.

(3)
Store-related costs, recorded within SG&A expenses, relate to store closure costs which include accelerated depreciation charges associated with store assets that the Company will no longer benefit from as a result of the Transformation Plan, as well as lease termination and store employee severance costs.

(4)	Organizational efficiency charges, recorded within SG&A expenses, primarily relate to the severance and related costs of corporate employees.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(5)
Other charges comprise of consulting costs and the write-down of certain assets that will not be placed into service by the Company, which are recorded within SG&A expenses and certain freight and handling costs incurred related to the destruction of inventory which are recorded within cost of sales.

The above charges were recorded as corporate unallocated expenses within the Company's condensed consolidated statements of income.
The Company expects to incur additional pre-tax charges of approximately $80.0 million to $130.0 million, primarily during the remainder of fiscal 2015, in connection with the Transformation Plan. These costs will primarily consist of store-related costs and organizational efficiency charges.
Sale of Reed Krakoff Business
In the first quarter of fiscal 2014, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC (“Buyer”). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the “Purchase Agreement”) with Buyer and Reed Krakoff, the Company’s former President and Executive Creative Director. Coach received a de minimus amount of cash and convertible preferred membership interests representing 8.0% of Buyer’s issued and outstanding convertible preferred units and initial equity value immediately following such issuance. Coach recorded a cost method investment of $3.3 million, which is included in Long-term investments in the condensed consolidated balance sheet at September 27, 2014.
In connection with the Purchase Agreement, Mr. Krakoff’s resignation from Coach and the closing of the sale, Mr. Krakoff waived his right to receive compensation, salary, bonuses, equity vesting and certain other benefits. The Company recorded a loss of $2.7 million during the first quarter of fiscal 2014 related to the sale, which is recorded in SG&A expenses on the condensed consolidated statements of income.
5. Acquisition
On July 1, 2013 (fiscal 2014), the Company became the 100% owner of its European joint venture by purchasing Hackett Limited’s 50% interest in the joint venture, enabling Coach to assume direct control and consolidate its European retail business. The joint venture included 18 retail locations in Spain, Portugal, Great Britain, France, Ireland and Germany. The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition within the International segment. The purchase price consisted of cash payments of approximately $15.1 million and the forgiveness of a loan from Coach to Hackett Limited of approximately $18.0 million. The allocation of the purchase price resulted in goodwill of $14.8 million, which is not tax deductible. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the condensed consolidated results of the Company.
6. Goodwill and Intangible Assets
The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, is as follows (in millions):

Total
Balance at June 28, 2014	$361.4
Foreign exchange impact	(22.0)
Balance at September 27, 2014	$339.4

At September 27, 2014 and June 28, 2014, the Company’s intangible assets, which are not subject to amortization, consisted of $9.8 million of trademarks which are recorded within Other assets on the condensed consolidated balance sheets.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below (in millions, except per share data):

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 29, 2013	281.9	$2.8	$2,520.5	$(101.9)	$(12.2)	$2,409.2
Net income	—	—	—	217.9	—	217.9
Other comprehensive income	—	—	—	—	5.5	5.5
Shares issued for stock options and employee benefit plans	1.8	—	(12.4)	—	—	(12.4)
Share-based compensation	—	—	27.3	—	—	27.3
Excess tax benefit from share-based compensation	—	—	0.9	—	—	0.9
Repurchase and retirement of common stock	(3.3)	—	—	(175.0)	—	(175.0)
Dividends declared ($0.3375 per share)	—	—	—	(94.8)	—	(94.8)
Balance at September 28, 2013	280.4	$2.8	$2,536.3	$(153.8)	$(6.7)	$2,378.6

Balance at June 28, 2014	274.4	$2.7	$2,646.1	$(219.5)	$(8.7)	$2,420.6
Net income	—	—	—	119.1	—	119.1
Other comprehensive loss	—	—	—	—	(26.9)	(26.9)
Shares issued for stock options and employee benefit plans	1.2	0.1	(2.9)	—	—	(2.8)
Share-based compensation	—	—	24.6	—	—	24.6
Excess tax shortfall from share-based compensation	—	—	(1.6)	—	—	(1.6)
Dividends declared ($0.3375 per share)	—	—	—	(92.9)	—	(92.9)
Balance at September 27, 2014	275.6	$2.8	$2,666.2	$(193.3)	$(35.6)	$2,440.1

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows (in millions):

	Unrealized (Losses) Gains on Cash Flow Hedges(1)	Unrealized (Losses) Gains on Available- for-Sale Securities	Cumulative Translation Adjustment	Other(2)	Total
Balances at June 29, 2013	$3.7	$(1.3)	$(11.6)	$(3.0)	$(12.2)
Other comprehensive (loss) income before reclassifications	(1.8)	0.1	10.5	—	8.8
Less: gains reclassified from accumulated other comprehensive income to earnings	3.3	—	—	—	3.3
Net current-period other comprehensive (loss) income	(5.1)	0.1	10.5	—	5.5
Balances at September 28, 2013	$(1.4)	$(1.2)	$(1.1)	$(3.0)	$(6.7)

Balances at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	4.6	(0.5)	(30.2)	—	(26.1)
Less: gains reclassified from accumulated other comprehensive income (loss) to earnings	0.8	—	—	—	0.8
Net current-period other comprehensive (loss) income	3.8	(0.5)	(30.2)	—	(26.9)
Balances at September 27, 2014	$4.4	$1.3	$(39.4)	$(1.9)	$(35.6)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($2.5) million and $0.6 million as of September 27, 2014 and September 28, 2013, respectively. The amounts reclassified from AOCI are net of tax of ($0.4) million and ($2.0) million as of September 27, 2014 and September 28, 2013, respectively.

(2)
The components of Other include the accumulated loss on the Company's minimum pension liability adjustment and an investment in an auction rate security of ($1.9) million and $0 million as of September 27, 2014 and ($2.0) million and ($1.0) million as of September 28, 2013, respectively. As of September 27, 2014 and September 28, 2013 the balances of AOCI are net of tax of $1.5 million and $2.1 million, respectively.

8. Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and restricted stock units ("RSUs") and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(millions, except per share data)
Net income	$119.1	$217.9

Total weighted-average basic shares outstanding	275.0	281.4
Effect of dilutive securities	1.4	3.1
Total weighted-average diluted shares	276.4	284.5

Net income per share:
Basic	$0.43	$0.77
Diluted	$0.43	$0.77
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain performance goals. Performance-based RSUs ("PRSUs") are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 27, 2014 and September 28, 2013, there were approximately 12.2 million and 4.4 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of PRSUs, which were excluded from the diluted share calculations.
9. Share-based Compensation
The following table shows the total compensation cost and the related tax benefits recognized for share-based compensation plans in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended
	September 27, 2014(1)	September 28, 2013(2)
	(millions)
Share-based compensation expense	$24.6	$27.3
Income tax benefit related to share-based compensation expense	7.3	8.5

(1)
Approximately $2.7 million of share-based compensation expense (and approximately $1.1 million of income tax benefit) are related to organizational efficiency costs under the Company's Transformation Plan, as a result of the accelerated vesting of certain awards. See Note 4 herein, for more information.

(2)
Approximately $9.8 million of share-based compensation expense (and approximately $3.8 million of income tax benefit) are related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity under the Coach stock option plans during the three months ended September 27, 2014 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at June 28, 2014	11.7	$44.21
Granted	3.8	36.31
Exercised	(0.4)	20.92
Forfeited or expired	(0.3)	51.87
Outstanding at September 27, 2014	14.8	42.72
Vested and expected to vest at September 27, 2014	14.5	42.64
Exercisable at September 27, 2014	8.6	42.67
At September 27, 2014, $40.3 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.
The weighted-average grant-date fair value of individual options granted during the first quarter of fiscal 2015 and fiscal 2014 was $6.40 and $10.02, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2015 and fiscal 2014 was $6.3 million and $16.5 million, respectively.
The total cash received from these option exercises was $9.0 million and $24.5 million, respectively, and the actual tax benefit realized from these option exercises was $2.5 million and $6.3 million, respectively.
Service-based Restricted Stock Unit Awards
A summary of RSU activity during the quarter ended September 27, 2014 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 28, 2014	3.2	$54.68
Granted	1.6	36.27
Vested	(1.1)	56.64
Forfeited	(0.1)	52.47
Non-vested at September 27, 2014	3.6	45.90
At September 27, 2014, $119.1 million of total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted-average period of 1.2 years.
The weighted-average grant-date fair value per share of RSU awards granted during the first quarter of fiscal 2015 and fiscal 2014 was $36.27 and $53.32, respectively. The total fair value of RSUs vested during the first quarter of fiscal 2015 and fiscal 2014 was $38.2 million and $66.3 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards
A summary of PRSU activity, during the three months ended September 27, 2014 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 28, 2014	0.9	$44.60
Granted	0.3	36.27
Change due to performance condition achievement	(0.1)	54.67
Vested(1)	—	58.34
Forfeited(1)	—	50.54
Non-vested at September 27, 2014	1.1	41.69

(1)	During the three months ended September 27, 2014, less than 0.1 million PRSU's vested or forfeited, individually and in the aggregate.
At September 27, 2014, $23.6 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.4 years.
Included in the non-vested amount at September 27, 2014 are approximately 0.8 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the first quarter of fiscal 2015 with this performance criteria.
The weighted-average grant-date fair value per share of PRSU awards granted during the first quarter of fiscal 2015 and fiscal 2014 was $36.27 and $36.70, respectively. The total fair value of shares vested during the quarter of fiscal 2015 and fiscal 2014 was $0.7 million and $25.9 million, respectively.
In the first quarter of fiscal 2015 and 2014, the cash tax benefit realized for the tax deductions from all service and performance-based RSUs were $10.6 million and $30.7 million, respectively.
10. Debt
The Company has a $700.0 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent (the “JP Morgan facility”). During the first quarter of fiscal 2015, the Company amended the JP Morgan facility, extending the maturity date to September 9, 2019. The JP Morgan facility is available to be used for general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1.0 billion. As of September 27, 2014 and June 28, 2014, there was $170.0 million and $140.0 million outstanding on the JP Morgan facility. Due to the short-term nature of this borrowing, the fair value approximates carrying value.
Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility. At September 27, 2014, the commitment fee was 9 basis points.
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $49 million, as of September 27, 2014. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2014 and through the first quarter of fiscal 2015, there were no borrowings under these facilities.
Coach Shanghai Limited, a wholly owned subsidiary of the Company, maintains a credit facility to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10 million, as of September 27, 2014. Interest is based on the People's Bank of China rate. During fiscal 2014 and through the first quarter of fiscal 2015, there were no borrowings under this facility.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Both the Coach Japan and Coach Shanghai Limited credit facilities can be terminated at any time by the respective financial institutions, and there is no guarantee that they will be available to the Company in future periods.
11. Fair Value Measurements
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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.
The following table shows the fair value measurements of the Company’s assets and liabilities at September 27, 2014 and June 28, 2014 (in millions):

	Level 1		Level 2		Level 3
	September 27, 2014	June 28, 2014	September 27, 2014	June 28, 2014	September 27, 2014	June 28, 2014
Assets:
Cash equivalents(1)	$42.4	$1.2	$82.0	$45.1	$—	$—
Short-term investments:
Time deposits(2)	—	—	—	75.1	—	—
Government securities - U.S.(2)	50.6	42.0	—	—	—	—
Corporate debt securities - U.S.(2)	—	—	56.5	25.4	—	—
Corporate debt securities - non U.S.(2)	—	—	47.8	34.6	—	—
Long-term investments:
Asset backed securities(3)	—	—	0.9	1.1	—	—
Government securities - U.S.(3)	46.7	55.3	—	—	—	—
Corporate debt securities - U.S.(3)	—	—	120.6	144.9	—	—
Corporate debt securities - non U.S.(3)	—	—	86.2	98.8	—	—
Derivative Assets:
Zero-cost collar options(4)	—	—	6.4	0.4	—	—
Forward contracts and cross currency swaps(4)	—	—	0.2	0.1	—	—
Total	$139.7	$98.5	$400.6	$425.5	$—	$—
Liabilities:
Derivative liabilities:
Zero-cost collar options(4)	$—	$—	$—	$0.6	$—	$—
Forward contracts and cross currency swaps(4)	—	—	—	0.3	—	—
Total	$—	$—	$—	$0.9	$—	$—

(1)
Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(2)
Short-term available-for-sale investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets. Short-term held to maturity investments are recorded at amortized cost, which approximates fair value.

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
For derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value of these instruments is either (i) offset against the changes in fair value of the hedged assets or liabilities through earnings or (ii) recognized as a component of AOCI until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.
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
The fair values of the Company’s derivative instruments are recorded on its condensed consolidated balance sheets on a gross basis. For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Hedging Portfolio
The Company enters into derivative contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the condensed consolidated statements of income as follows:

•
Zero-cost collars - These derivatives are primarily executed by two of the Company’s businesses outside of the United States (Coach Japan and Coach Canada), and are recognized as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from October 2014 to June 2015.

•
Cross currency swaps - These derivatives relate to intercompany loans, and are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued or settled. Current maturity dates are in November 2014.

Forward foreign currency exchange contracts, designated as fair value hedges and associated with intercompany and other contractual obligations, are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued. Current maturity dates are in October 2014.
The following tables provide information related to the Company’s derivatives as of September 27, 2014 and June 28, 2014:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
Designated Derivative Hedging Instruments (1)	September 27, 2014	June 28, 2014	Balance Sheet Classification	September 27, 2014	June 28, 2014	Balance Sheet Classification	September 27, 2014	June 28, 2014
	(millions)
C - Inventory purchases	$125.1	$90.2	Other Current Assets	$6.4	$0.4	Accrued Liabilities	$—	$(0.6)
CCS - Intercompany loans	3.4	4.8	Other Current Assets	0.1	0.1	—	—	—
FC - Intercompany Loans	11.0	8.4	Other Current Assets	0.1	—	—	—	—
FC - Contractual Obligations(2)	—	4.0	—	—	—	Accrued Liabilities	—	(0.3)
Total Hedges	$139.5	$107.4		$6.6	$0.5		$—	$(0.9)

(1)	C = Zero-cost Collars; CCS = Cross Currency Swaps; FC = Forward foreign currency exchange contracts

(2)	Contractual obligations at the end of fiscal 2014 consisted of a $4.0 million payment due to Shinsegae International, related to the acquisition of the domestic retail business in South Korea.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Net Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Quarter Ended(1)		Income Statement Classification	Quarter Ended(2)
Designated Cash Flow Hedges:	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
	(millions)
C - Inventory purchases	$4.6	$(1.4)	Cost of Sales	$0.8	$3.3
CCS - Intercompany loans	—	(0.4)	—	—	—
Total Hedges	$4.6	$(1.8)		$0.8	$3.3

(1)	For the first quarter of fiscal 2015 and fiscal 2014, the amounts above are net of tax of ($2.5) million and $0.9 million, respectively.

(2)	For the first quarter of fiscal 2015 and fiscal 2014, the amounts above are net of tax of ($0.4) million and ($2.0) million, respectively.
During the three months ended September 27, 2014 and September 28, 2013, there were no material gains or losses recognized in income due to hedge ineffectiveness.
For forward foreign currency exchange contracts that are designated as fair value hedges, the gain (loss) on the derivative as well as the offsetting gain (loss) on the hedged item attributable to the hedged risk, both of which are recorded within SG&A expenses, resulted in an immaterial net impact to the Company's statement of operations.
The Company expects $4.3 million of net derivative gains included in accumulated other comprehensive income at September 27, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. Investments
The following table summarizes the Company’s investments, all of which are denominated in U.S. dollars, recorded within the condensed consolidated balance sheets as of September 27, 2014 and June 28, 2014:

	September 27, 2014			June 28, 2014
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Government securities - U.S.(1)	$50.6	$46.7	$97.3	$42.0	$55.3	$97.3
Corporate debt securities - U.S.(1)	56.5	120.6	177.1	25.4	144.9	170.3
Corporate debt securities - non-U.S.(1)	47.8	86.2	134.0	34.6	98.8	133.4
Asset backed securities(2)	—	0.9	0.9	—	1.1	1.1
Available-for-sale investments, total	$154.9	$254.4	$409.3	$102.0	$300.1	$402.1
Held to maturity:
Government securities - U.S.(3)	$18.2	$—	$18.2	$18.2	$—	$18.2
Corporate debt securities - U.S.(3)	37.0	—	37.0	33.5	—	33.5
Corporate debt securities - non-U.S.(3)	28.3	—	28.3	24.4	—	24.4
Commercial paper(3)	8.2	—	8.2	23.5	—	23.5
Other:
Time deposits(4)	—	—	—	75.1	—	75.1
Other(5)	—	213.3	213.3	—	184.4	184.4
Total Investments	$246.6	$467.7	$714.3	$276.7	$484.5	$761.2

(1)	These securities have maturity dates between calendar years 2014 and 2017 and are recorded at fair value.

(2)	The security matures during calendar year 2016.

(3)	These securities have maturity dates of less than one year and are recorded at amortized cost which approximates fair value.

(4)	These time deposits have original maturities greater than 3 months and are recorded at fair value.

(5)
Primarily relates to the equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the “Hudson Yards joint venture”), with the Company owning less than 43% of the joint venture, and the Reed Krakoff cost method investment. As of September 27, 2014, the Company has recorded $210.0 million and $3.3 million in the Hudson Yards joint venture and the Reed Krakoff cost method investment, respectively. As of June 28, 2014, the Company has recorded $181.1 million and $3.3 million in the Hudson Yards joint venture and the Reed Krakoff cost method investment, respectively. The Hudson Yards joint venture is determined to be a VIE primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. Coach is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital. Refer to Note 14, "Commitments and Contingencies" for further information.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities are presented below as of September 27, 2014 and June 28, 2014:

	September 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(millions)
Government securities - U.S.	$97.2	$0.1	$—	$97.3
Corporate debt securities - U.S.	176.5	0.7	(0.1)	177.1
Corporate debt securities - non-U.S.	133.5	0.5	—	134.0
Asset backed securities	0.8	0.1	—	0.9
Total	$408.0	$1.4	$(0.1)	$409.3

	June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(millions)
Government securities - U.S.	$97.2	$0.1	$—	$97.3
Corporate debt securities - U.S.	169.3	1.0	—	170.3
Corporate debt securities - non-U.S.	132.7	0.7	—	133.4
Asset backed securities	1.1	—	—	1.1
Total	$400.3	$1.8	$—	$402.1
14. Commitments and Contingencies
In April 2013, the Company entered into a joint venture agreement with Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the Hudson Yards joint venture serves as a financing vehicle for the construction project. Construction of the new building has commenced, and upon expected completion of the office tower, the Company will retain a condominium interest serving as its new corporate headquarters.
During the quarter ended September 27, 2014, the Company invested $28.9 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $210.0 million in the joint venture.
The Company expects to further invest approximately $320.0 million, substantially all of which will be by the end of fiscal 2016, with $140.0 million estimated to be invested during the remainder of fiscal 2015, depending on construction progress. Outside of investments in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and expects to incur approximately $187.0 million of capital expenditures over the remaining period of construction.
In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.
15. Segment Information
The Company operates its business in five operating segments aggregated into two reportable segments:

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Transformation-related charges incurred by the Company as described in Note 4, herein, are included as corporate unallocated expenses. The following table summarizes segment performance for the three months ended September 27, 2014 and September 28, 2013 (in millions):

	North America	International	Other(1)	Corporate Unallocated	Total
Three Months Ended September 27, 2014
Net sales	$633.7	$381.0	$24.1	$—	$1,038.8
Gross profit	408.0	295.4	11.4	0.6	715.4
Operating income (loss)	221.5	118.0	9.3	(169.0)	179.8
Income (loss) before provision for income taxes	221.5	118.0	9.3	(168.3)	180.5
Depreciation and amortization expense(2)	13.0	15.7	—	27.8	56.5
Additions to long-lived assets	20.0	13.9	—	6.5	40.4

Three Months Ended September 28, 2013
Net sales	$778.3	$365.0	$7.5	$—	$1,150.8
Gross profit	510.4	292.6	6.5	17.1	826.6
Operating income (loss)	299.6	130.1	5.6	(113.7)	321.6
Income (loss) before provision for income taxes	299.6	130.1	5.6	(112.0)	323.3
Depreciation and amortization expense	18.0	13.1	—	13.9	45.0
Additions to long-lived assets	26.3	14.0	—	5.6	45.9

(1)	Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

(2)	Depreciation and amortization expense includes $13.2 million of transformation-related charges, recorded as corporate unallocated expenses.
The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(millions)
Inventory-related costs(1)	$0.6	$17.1
Advertising, marketing and design(2)	(53.9)	(53.4)
Administration and information systems(2)(3)	(98.8)	(56.8)
Distribution and customer service(2)	(16.9)	(20.6)
Total corporate unallocated costs	$(169.0)	$(113.7)

(1)
Inventory-related costs consist of production variances and transformation-related costs, and are recorded within cost of sales. During the quarter ended September 27, 2014 and September 28, 2013 production variances were $4.6 million and $17.1 million, respectively. During the quarter ended September 27, 2014 transformation-related costs were ($4.0) million. There was no transformation and/or other-related charges during the quarter ended September 28, 2013.

(2)	Costs recorded within SG&A expenses.

(3)
During the quarter ended September 27, 2014 transformation-related costs recorded within SG&A expenses were ($33.1) million. There was no transformation and/or other-related charges during the quarter ended September 28, 2013.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
During the first quarter of fiscal 2015, the Company did not repurchase any shares. During the first quarter of fiscal 2014, the Company repurchased and retired 3.3 million shares, or $175.0 million at an average cost of $53.17 per share.
As of September 27, 2014, Coach had $836.7 million remaining in the stock repurchase program.

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

During the fourth quarter of fiscal 2014, Coach announced a multi-year strategic plan with the objective of transforming the brand and reinvigorating growth, which will enable the Company to return to ‘best-in-class’ profitability. This multi-faceted, multi-year transformation plan (the "Transformation Plan") builds on the core brand equities of quality and craftsmanship with the aim of evolving our competitive value proposition. We believe our strategy offers significant growth opportunities in handbags and accessories, as well as in the broader set of lifestyle categories that we have operated in for some time but are less developed, including footwear and outerwear. This strategy has required an integrated holistic approach, across product, stores and marketing and promotional activities, and entails the roll-outs of carefully crafted aspirational marketing campaigns to define our brand to deliver a fuller and more consistent brand expression.
Key operational and cost measures needed in order to fund and execute this plan include: (i) the investment of approximately $570 million in capital improvements in our stores and wholesale locations during fiscal 2015 and through fiscal 2017; (ii) the optimization and streamlining of our organizational model as well as the closure of approximately 70 underperforming stores in North America in fiscal 2015; (iii) the realignment of inventory levels to reflect our elevated product strategy in fiscal 2014; (iv) the investment of approximately $50 million in incremental advertising costs to further promote our new strategy, starting in fiscal 2015; and (v) the significant scale-back of promotional events, particularly within our outlet Internet sales site which started in fiscal 2014. The Company believes that long-term growth can be realized through its transformational efforts over time. The Company's execution of these key operational and cost measures continues to be on plan through the first quarter of fiscal 2015. For further discussion of charges incurred in connection with the Transformation Plan, see "Items Affecting Comparability," herein.
Current Trends and Outlook
In addition to the risks surrounding the successful execution of our Transformation Plan initiatives, our outlook reflects a certain level of uncertainty surrounding the global economy. The global economic environment continues to have an impact on consumer confidence, which in turn influences the level of spending on discretionary items. Consumer retail traffic remained relatively weak and inconsistent, which has led to a more promotional environment due to increased competition and a desire to offset traffic declines with increased levels of conversion. Furthermore, recent macro and geopolitical events in China and southeast Asia have contributed to volatility in consumer spending within the region. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our trends in fiscal 2015.
We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A - "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

SUMMARY – FIRST QUARTER OF FISCAL 2015
In the first quarter of fiscal 2015, we reported net sales of $1.04 billion, net income of $119.1 million and net income per diluted share of $0.43. This compares to net sales of $1.15 billion, net income of $217.9 million, and net income per diluted share of $0.77 in the first quarter of fiscal 2014. In the first quarter of fiscal 2015, the comparability of our operating results has been affected by $37.1 million of pretax charges ($26.7 million after tax or $0.10 per diluted share) related to our Transformation Plan. There were no items affecting comparability in the first quarter of fiscal 2014.
Our operating performance in the first quarter of fiscal 2015 reflected a decline in net sales of 9.7%, primarily due to decreased revenues from our North America business partially offset by gains in our International businesses. Excluding the effects of foreign currency, net sales decreased 9.1%. Our gross profit decreased by 13.4% to $715.4 million during the first quarter of fiscal 2015 which included the negative impact of charges under our Transformation Plan of $4.0 million. Selling, general and administrative ("SG&A") expenses increased by $30.6 million to $535.6 million in the first quarter of fiscal 2015 and SG&A expenses as a percentage of net sales increased by 770 basis points, primarily due to the impact of our Transformation Plan on our fiscal 2015 first quarter results. Excluding charges under our Transformation Plan of $33.1 million in the first quarter of fiscal 2015, SG&A expenses declined slightly.
Net income decreased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to a decrease in operating income of $141.8 million, partially offset by a $44.0 million decrease in our provision for income taxes. Net income per diluted share decreased due to lower net income. Excluding charges under our Transformation Plan in the first quarter of fiscal 2015, net income decreased 33.1% and net income per diluted share decreased 31.1%.
FIRST QUARTER FISCAL 2015 COMPARED TO FIRST QUARTER OF FISCAL 2014
The following table summarizes results of operations for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Quarter Ended
	September 27, 2014		September 28, 2013		Variance
	(dollars in millions, except per share data)
	(unaudited)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,038.8	100.0%	$1,150.8	100.0%	$(112.0)	(9.7)%
Gross profit	715.4	68.9	826.6	71.8	(111.2)	(13.4)
Selling, general and administrative expenses	535.6	51.6	505.0	43.9	30.6	6.1
Operating income	179.8	17.3	321.6	27.9	(141.8)	(44.1)
Interest income, net	0.7	0.1	1.7	0.1	(1.0)	(56.7)
Provision for income taxes	61.4	5.9	105.4	9.2	(44.0)	(41.7)
Net income	119.1	11.5	217.9	18.9	(98.8)	(45.3)
Net income per share:
Basic	$0.43		$0.77		$(0.34)	(44.0)%
Diluted	0.43		0.77		(0.34)	(43.7)

Items Affecting Comparability
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the first quarter of fiscal 2015 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to page 29 for a discussion on the Non-GAAP Measures.

	September 27, 2014
	(dollars in millions, except per share data)
	(unaudited)
	GAAP Basis (As Reported)	Transformation Actions	Non-GAAP Basis (Excluding Items)
Gross profit	$715.4	$(4.0)	$719.4
Selling, general and administrative expenses	535.6	33.1	502.5
Operating income	179.8	(37.1)	216.9
Income before provision for income taxes	180.5	(37.1)	217.6
Provision for income taxes	61.4	(10.4)	71.8
Net income	119.1	(26.7)	145.8
Diluted net income per share	0.43	(0.10)	0.53
Items Affecting Comparability
First Quarter Fiscal 2015 Items
Transformation Actions
In the first quarter of fiscal 2015, the Company incurred restructuring and transformation-related charges of $37.1 million under its multi-year Transformation Plan as announced in the fourth quarter of fiscal 2014. The charges recorded in cost of sales and SG&A expenses were $4.0 million and $33.1 million, respectively. These charges, which are primarily associated with our North America business, relate to corporate severance costs and fleet-related costs. Refer to the "Executive Overview" herein and Note 4, "Transformation and Other Actions," for further information regarding the Transformation Plan.
Additional actions will continue into the remainder of fiscal 2015.
First Quarter Fiscal 2014 Items
There were no items affecting comparability in the first quarter of fiscal 2014.
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2015 has been presented both including and excluding currency fluctuation effects (primarily attributable to Coach Japan).

Net Sales
Net sales decreased 9.7% or $112.0 million to $1.04 billion. Excluding the effects of foreign currency, net sales decreased 9.1% or $105.1 million. The decrease was driven by lower net sales in the North America business partially offset by gains in the International business and increased sales in other ancillary channels. The following table presents net sales by reportable segment for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014:

	Quarter Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
	(dollars in millions)
	(unaudited)
North America	$633.7	$778.3	(18.6)%	61.0%	67.6%
International	381.0	365.0	4.4	36.7	31.7
Other(1)	24.1	7.5	NM	2.3	0.7
Total net sales	$1,038.8	$1,150.8	(9.7)%	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
NM - Percentage change is not meaningful
North America Net Sales decreased 18.6% or $144.6 million to $633.7 million. This decrease was primarily driven by lower comparable store sales of $170.4 million or 24% largely due to lower traffic. The Internet business had a negative impact, of approximately 5%, on comparable store sales which is attributable to the Company's decision to limit access to our outlet Internet sales site. This decrease was partially offset by an increase of $24.4 million related to net sales generated by new store openings which were partially offset by the absence of net sales for those stores that have closed since the first quarter of fiscal 2014. Since the end of the first quarter of fiscal 2014, Coach opened a net 13 outlet stores, including the closure of two Men’s outlet stores, and closed a net 21 retail stores.
International Net Sales increased 4.4% or $16.0 million to $381.0 million. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $21.7 million or 5.9%. The $21.7 million increase in net sales was primarily due to low double digit growth in China reflecting an increase of $12.1 million primarily due to net new stores, an increase of $10.2 million related to the expansion of our business in Europe and an increase of $6.9 million in our international wholesale business due to higher shipments. These increases were partially offset by a decrease in net sales in Japan of $10.0 million due to lower traffic. Since the end of the first quarter of fiscal 2014, we opened 29 net new stores, with 26 net new stores in mainland China, Hong Kong and Macau and Japan, and three net new stores in the other regions.
Gross Profit
Gross profit decreased 13.4% or $111.2 million to $715.4 million in the first quarter of fiscal 2015 from $826.6 million in the first quarter of fiscal 2014. Gross margin for the first quarter of fiscal 2015 was 68.9% as compared to 71.8% in the first quarter of fiscal 2014. Excluding items affecting comparability of $4.0 million, related to charges under our Transformation plan in the first quarter of fiscal 2015, gross profit decreased 13.0% or $107.2 million to $719.4 million; and gross margin was 69.3% in the first quarter of fiscal 2015. There were no items affecting comparability in the first quarter of fiscal 2014. Furthermore, our gross profit was negatively impacted by unfavorable effects of foreign currency of $3.2 million.
North America Gross Profit decreased 20.1% or $102.4 million to $408.0 million in the first quarter of fiscal 2015. Gross margin decreased 120 basis points from 65.6% in the first quarter of fiscal 2014 to 64.4% in the first quarter of fiscal 2015. The decrease in gross margin is due to a 140 basis point decline as a result of increased discount rates in our outlet channel, partially offset by favorable product mix.
International Gross Profit increased 1.0% or $2.8 million to $295.4 million in the first quarter of fiscal 2015. Gross margin decreased 270 basis points from 80.2% in the first quarter of fiscal 2014 to 77.5% in the first quarter of fiscal 2015. The decrease in gross margin is due to the negative translation effect of changes in foreign currency, primarily associated with fluctuations in the Japanese Yen, selling products with a higher average unit cost and increased penetration of our broadened lifestyle categories, a less favorable geographic mix of our net sales as well as increased promotional activity, all of which were partially offset by the lower step-up of inventory as part of the purchase accounting related to the acquisition of our Europe business in the prior year.

Corporate Unallocated Gross Profit decreased $16.5 million from $17.1 million in the first quarter of fiscal 2014 to $0.6 million in the first quarter of fiscal 2015. Excluding items affecting comparability of $4.0 million in the first quarter of fiscal 2015, gross profit decreased by $12.5 million to $4.6 million in first quarter of fiscal 2015, due to less favorable production variances.
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
SG&A expenses increased 6.1% or $30.6 million to $535.6 million in the first quarter of fiscal 2015 as compared to $505.0 million in the first quarter of fiscal 2014, primarily driven by an increase in administrative expenses. As a percentage of net sales, SG&A expenses increased to 51.6% during the first quarter of fiscal 2015 as compared to 43.9% during the first quarter of fiscal 2014. Excluding items affecting comparability of $33.1 million in the first quarter of fiscal 2015, SG&A expenses decreased $2.5 million from the first quarter of fiscal 2014; and SG&A expenses as a percentage of net sales increased, primarily due to the de-leverage of selling expenses as net sales have declined. There were no items affecting comparability in the first quarter of fiscal 2014.
Selling expenses were $361.2 million, or 34.8% of net sales, in the first quarter of fiscal 2015 compared to $365.1 million, or 31.7% of net sales, in the first quarter of fiscal 2014. The $3.9 million decrease represents lower selling expenses related to our North America stores and Internet business, which were mostly offset by increases to support growth in our International business.
Advertising, marketing, and design costs were $53.9 million, or 5.2% of net sales, in the first quarter of fiscal 2015, compared to $57.6 million, or 5.0% of net sales, during the first quarter of fiscal 2014. The decrease was primarily due to the divestiture of the Reed Krakoff business and lower costs incurred as a result of fewer promotional events made by the Company, primarily as a result of the Company's decision to limit access to our outlet Internet sales site. These costs were partially offset by higher costs for marketing-related events.
Distribution and consumer service expenses were $17.7 million, or 1.7% of net sales, in the first quarter of fiscal 2015, compared to $21.5 million, or 1.9% of net sales in the first quarter of fiscal 2014. The decrease was primarily due to lower variable costs as a result of lower sales associated with the Company's decision to limit access to our outlet Internet sales site.
Administrative expenses were $102.8 million, or 9.9% of net sales, in the first quarter of fiscal 2015 compared to $60.8 million, or 5.3% of net sales, in the first quarter of fiscal 2014. Excluding items affecting comparability of $33.1 million in the first quarter of fiscal 2015, administrative expenses were $69.7 million, or 6.7% of net sales, in the first quarter of fiscal 2015. The increase is primarily due to additional costs incurred particularly related to information technology and higher equity compensation, which is due to the absence of forfeitures of certain share-based awards, recognized in the first quarter of fiscal 2014, as a result of the departure of certain key executives.
Operating Income
Operating income decreased 44.1% or $141.8 million to $179.8 million in the first quarter of fiscal 2015 as compared to $321.6 million in the first quarter of fiscal 2014. Operating margin decreased to 17.3% in the first quarter of fiscal 2015 as compared to 27.9% in the first quarter of fiscal 2014. Excluding items affecting comparability of $37.1 million in the first quarter of fiscal 2015, operating income decreased 32.6% or $104.7 million to $216.9 million; and operating margin was 20.9% in the first quarter of fiscal 2015.

The following table presents operating income by reportable segment for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014:

	Quarter Ended
	Operating Income		Variance
	September 27, 2014	September 28, 2013	Amount	%
	(dollars in millions)
	(unaudited)
North America	$221.5	$299.6	$(78.1)	(26.1)%
International	118.0	130.1	(12.1)	(9.3)
Other(1)	9.3	5.6	3.7	68.5
Corporate unallocated	(169.0)	(113.7)	(55.3)	(48.7)
Total operating income	$179.8	$321.6	$(141.8)	(44.1)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
North America Operating Income decreased 26.1% or $78.1 million to $221.5 million in the first quarter of fiscal 2015 reflecting the decrease in gross profit of $102.4 million which was partially offset by lower SG&A expenses of $24.3 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 360 basis points to 34.9% in the first quarter of fiscal 2015 from 38.5% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 240 basis points and lower gross margin of 120 basis points.
International Operating Income decreased 9.3% or $12.1 million to $118.0 million in the first quarter of fiscal 2015 primarily reflecting higher SG&A expenses of $14.9 million partially offset by higher gross profit of $2.8 million. The increase in SG&A expenses is related to a $10.4 million increase in China and Asia, excluding Japan, related to new store openings and a $7.6 million increase in Europe to support growth in the business. The increase in SG&A costs were partially offset by foreign currency effects in Japan of $3.2 million. Operating margin decreased 460 basis points to 31.0% in fiscal 2014 from 35.6% during the same period in the prior year primarily due to lower gross margin of 270 basis points and higher overall selling expenses as a percentage of net sales which increased by 190 basis points.
Corporate Unallocated Operating Expense increased $55.3 million to $169.0 million in the first quarter of fiscal 2015, an increase of 48.7% from $113.7 million in the first quarter of fiscal 2014. This increase was primarily attributable to charges incurred by the Company in the first quarter of fiscal 2015 as part its Transformation Plan. Excluding items affecting comparability, unallocated operating expenses increased by 16.1% or $18.2 million to $131.9 million in the first quarter of fiscal 2015. This increase is primarily related to higher information technology costs and higher equity compensation, which is due to the absence of forfeitures of certain share-based awards, recognized in the first quarter of fiscal 2014, as a result of the departure of certain key executives.
Provision for Income Taxes
The effective tax rate was 34.0% in the first quarter of fiscal 2015, as compared to 32.6% in the first quarter of fiscal 2014. Excluding the items affecting comparability, the effective tax rate was 33.0% in the first quarter of 2015. The slight increase in our effective tax rate was primarily attributable to the geographic mix of our earnings in first quarter fiscal 2015 as compared to the first quarter fiscal 2014. The loss of certain foreign tax benefits that expired at the end of fiscal 2014 also contributed to the increase in our effective tax rate. The Company anticipates a full year fiscal 2015 effective tax rate of approximately 32% including and excluding items affecting comparability.
Net Income
Net income decreased 45.3% or $98.8 million to $119.1 million in the first quarter of fiscal 2015 as compared to $217.9 million in the first quarter of fiscal 2014. Excluding items affecting comparability, net income decreased 33.1% or $72.1 million to $145.8 million in the first quarter of fiscal 2015. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.

Earnings per Share
Net income per diluted share decreased 43.7% to $0.43 in the first quarter of fiscal 2015 as compared to $0.77 in the first quarter of fiscal 2014. Excluding items affecting comparability, net income per diluted share decreased 31.1% or $0.24 to $0.53 in the first quarter of fiscal 2015, due to lower net income.

FIRST QUARTER 2015 ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
Non-GAAP Measures
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2015 reflect certain items which affect the comparability of our results, including the impact of the Transformation Plan. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.
These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the period affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s primary internal financial reporting excluded these items affecting comparability. In addition, the compensation committee of the Company’s Board will use these non-GAAP measures when setting and assessing achievement of incentive compensation goals.
Additionally, certain increases and decreases in operating results for the Company and its International segment (primarily attributable to Coach Japan) have been presented both including and excluding currency fluctuation effects from translating foreign-denominated amounts into U.S. dollars and compared to the same period in the prior fiscal year.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	September 27, 2014	September 28, 2013	Change
	(dollars in million)
	(unaudited)
Net cash provided by operating activities	$138.9	$164.1	$(25.2)
Net cash provided by (used in) investing activities	6.0	(231.4)	237.4
Net cash used in financing activities	(71.5)	(281.5)	210.0
Effect of exchange rate changes on cash and cash equivalents	(4.4)	0.6	(5.0)
Net increase (decrease) in cash and cash equivalents	$69.0	$(348.2)	$417.2
The Company’s cash and cash equivalents increased by $69.0 million in the first quarter fiscal of 2015 as compared to a decrease of $348.2 million in the first quarter of fiscal 2014. This change is driven by increases in net cash provided by investing activities, primarily associated with proceeds from maturities and sales of investments, and the absence of share repurchase activity during the first quarter of fiscal 2015, partially offset by a decline in net cash provided by operations.
Net cash provided by operating activities
Net cash provided by operating activities decreased $25.2 million primarily due to lower net income of $98.8 million mostly offset by changes in our operating asset and liability balances of $46.0 million and higher non-cash expenses of $27.6 million.
Changes in our operating asset and liability balances were primarily driven by changes in other balance sheet changes, accounts payable and accrued liabilities. Other balances sheet changes, which primarily relate to other assets, were a source of cash of $34.7 million in the first quarter of fiscal 2015 mostly related to changes in deferred tax accounts and a decrease in tax receivables. This compares to a use of cash of $23.1 million in the first quarter of fiscal 2014. Accounts payable were a source of cash in the first quarter of fiscal 2015 of $21.6 million as compared to a use of cash in the first quarter of fiscal 2014 of $19.9 million, driven by the timing of payments related to inventory purchases. Accrued liabilities were a use of cash in the first quarter of fiscal 2015 of $27.8 million compared to a source of cash in the first quarter of fiscal 2014 of $19.2 million. This was primarily driven by changes in accrued taxes partially offset by changes in employee-related accruals, such as payroll and bonus. The increase in non-cash expenses primarily reflected higher transformation and restructuring charges, the year-over-year change in the deferred income tax provision, and higher share-based compensation expense.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $6.0 million in the first quarter of fiscal 2015 and a use of cash during the first quarter of fiscal 2014 of $231.4 million. In the first quarter of fiscal 2015, the Company had net proceeds from its investment portfolio of $75.3 million compared to cash used for purchases of investments of $165.8 million in the first quarter of fiscal 2014.
Net cash used in financing activities
Net cash used in financing activities was $71.5 million in the first quarter of fiscal 2015, as well as a use of $281.5 million during the first quarter of fiscal 2014. This net decrease of cash used was primarily due the absence of cash used for share repurchases during the first quarter of fiscal 2015. The Company used $175.0 million for share repurchases in the first quarter of fiscal 2014. Additionally, the Company had net borrowings of $30.0 million under its revolving credit facility in the first quarter of fiscal 2015. There were no borrowings during the first quarter in the prior year.
Revolving Credit Facilities
The Company has a $700.0 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent (the "JP Morgan facility"). During the first quarter of fiscal 2015, the Company amended the JP Morgan facility, extending the maturity date to September 9, 2019. The JP Morgan facility is available to be used for general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1.0 billion. As of September 27, 2014 and June 28, 2014 there was $170.0 million and $140.0 million outstanding under the JP Morgan facility, respectively. Our average borrowings outstanding for the first quarter of fiscal 2015 were $181.8 million. We had no revolving credit borrowings outstanding during the first quarter of fiscal 2014.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility. At September 27, 2014, the commitment fee was 9 basis points.
The JP Morgan facility contains various covenants and customary events of default. As of September 27, 2014, no known events of default have occurred under the JP Morgan facility.
Coach Japan maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, with maximum borrowing capacity of 5.3 billion yen, or approximately $49 million at September 27, 2014. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2014 and through the first quarter of fiscal 2015, there were no outstanding borrowings under these facilities.
Coach Shanghai Limited maintains a credit facility to provide funding for working capital and general corporate purposes, with a maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10 million at September 27, 2014. Interest is based on the People's Bank of China rate. During fiscal 2014 and through the first quarter of fiscal 2015, there were no outstanding borrowings under this facility.
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
During the first quarter of fiscal 2015, the Company did not repurchase any shares. During the first quarter of fiscal 2014, the Company repurchased and retired 3.3 million shares, or $175.0 million at an average cost of $53.17 per share.
As of September 27, 2014, Coach had $836.7 million remaining in the stock repurchase program.
Working Capital and Capital Expenditures
The Company expects total fiscal 2015 capital expenditures, excluding expected capital expenditures related to the Hudson Yards joint venture (which are in addition to our joint venture contributions), to be approximately $300 to $350 million. Capital expenditures will be primarily for capital investments in stores in North America and new stores in Asia and Europe to support our growth and transformation-related initiatives. We will also continue to invest in department store and distributor locations as well as corporate infrastructure, primarily technology.
In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. Upon completion of the office tower, the Company will retain a condominium interest serving as its new corporate headquarters. During the quarter ended September 27, 2014, the Company invested $28.9 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $210.0 million in the joint venture. The Company expects to further invest approximately $320 million, substantially all of which will be by the end of fiscal 2016, with approximately $140 million estimated to be invested during the remainder of fiscal 2015, depending on construction progress. Outside of investments in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and expects to incur approximately $187 million of capital expenditures over the remaining period of construction, of which approximately $90 million to $110 million is expected over the remainder of fiscal 2015.
Because Coach products are frequently given as gifts, Coach experiences seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, Coach builds inventory for the holiday selling season.  In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended September 27, 2014 are not necessarily indicative of that expected for the full fiscal 2015.  However, fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.

Our sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, our non-current investments, the $700 million available under our JP Morgan facility, the availability under our Japan and Shanghai credit facilities, and other potential financing options available to us in the credit and capital markets. Substantially all of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
We had $170.0 million in revolving credit borrowings outstanding under our credit facilities as of September 27, 2014. We will continue to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, funding our investment in the Hudson Yards joint venture, our transformation-related initiatives, a material acquisition, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. This is expected to continue to lead to increased outstanding debt during fiscal 2015.
Management believes that cash flow from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the foreseeable future, our plans for further business expansion and transformation-related initiatives. Any future acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding liquidity and capital resources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 to the audited consolidated financial statements in our fiscal 2014 10-K. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2014 10-K. As of September 27, 2014, there have been no material changes to any of the critical accounting policies contained therein.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into foreign currency derivative contracts, primarily zero-cost collar options. As of September 27, 2014 and June 28, 2014, zero-cost collar options designated as cash flow hedges with a notional amount of $125.1 million and $90.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of September 27, 2014.
Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the South Korean Won, the New Taiwan Dollar, and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company enters into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is November 2014. As of September 27, 2014 and June 28, 2014 the total notional values of outstanding forward exchange and cross-currency swap contracts related to these loans were $14.4 million and $13.2 million, respectively.
The fair value of outstanding foreign currency derivatives included in current assets at September 27, 2014 and June 28, 2014 was $6.6 million and $0.5 million, respectively. There were no outstanding foreign currency derivatives included in current liabilities as of September 27, 2014. The fair value of outstanding foreign currency derivatives included in current liabilities at June 28, 2014 was $0.9 million.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Victor Luis, Chief Executive Officer of the Company, and Jane Nielsen, Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of September 27, 2014.
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
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the first quarter of fiscal 2015. As of September 27, 2014, Coach had $836.7 million remaining in the stock repurchase program. The Company repurchases its common shares under the repurchase program that was approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

10.1	Amendment to Employment Agreement, dated June 30, 2014, between Coach and Lew Frankfort, which is incorporated by reference to Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on July 2, 2014
10.2*	Employment Offer Letter, dated September 2, 2014, between Coach and Gebhard Rainer
10.3*	Amendment No. 3 to the Revolving Credit Agreement, dated as of September 9, 2014, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent
10.4	Amendment to the Coach, Inc. 2010 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on September 22, 2014
10.5
Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference to Appendix B to Coach’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on September 26, 2014

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

Dated: November 6, 2014