Form 10-Q
period 2014-12-27
COACH INC
filed 2015-02-04
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 23, 2015 the Registrant had 275,831,049 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Future results will vary from historical results and historical trends are not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our business strategies including our multi-year transformation initiatives; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations and our efforts to expand internationally into a global lifestyle brand; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to access credit and capital markets; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27, 2014	June 28, 2014
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$836.3	$591.9
Short-term investments	228.6	276.7
Trade accounts receivable, less allowances of $1.6 million and $1.4 million, respectively	228.5	198.6
Inventories	447.2	526.2
Deferred income taxes	99.2	112.6
Other current assets	107.6	149.2
Total current assets	1,947.4	1,855.2
Property and equipment, net	684.0	713.9
Long-term investments	464.6	484.5
Goodwill	315.5	361.4
Other assets	205.7	248.1
Total assets	$3,617.2	$3,663.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$160.5	$153.9
Accrued liabilities	534.9	518.7
Current debt	20.0	140.5
Total current liabilities	715.4	813.1
Other liabilities	383.8	429.4
Total liabilities	1,099.2	1,242.5

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 275.7 million and 274.4 million shares, respectively	2.8	2.7
Additional paid-in-capital	2,688.4	2,646.1
Accumulated deficit	(102.9)	(219.5)
Accumulated other comprehensive loss	(70.3)	(8.7)
Total stockholders' equity	2,518.0	2,420.6
Total liabilities and stockholders' equity	$3,617.2	$3,663.1

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions, except per share data)
	(unaudited)
Net sales	$1,219.4	$1,419.6	$2,258.2	$2,570.4
Cost of sales	379.4	436.9	702.8	761.1
Gross profit	840.0	982.7	1,555.4	1,809.3
Selling, general and administrative expenses	564.6	546.7	1,100.2	1,051.7
Operating income	275.4	436.0	455.2	757.6
Interest income, net	0.4	1.9	1.1	3.6
Income before provision for income taxes	275.8	437.9	456.3	761.2
Provision for income taxes	92.3	140.5	153.7	245.9
Net income	$183.5	$297.4	$302.6	$515.3
Net income per share:
Basic	$0.67	$1.07	$1.10	$1.84
Diluted	$0.66	$1.06	$1.09	$1.82
Shares used in computing net income per share:
Basic	275.6	279.1	275.3	280.2
Diluted	276.5	281.5	276.4	283.0
Cash dividends declared per common share	$0.3375	$0.3375	$0.6750	$0.6750

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
	(unaudited)
Net income	$183.5	$297.4	$302.6	$515.3
Other comprehensive (loss), net of tax:
Net unrealized gains (losses) on cash flow
hedging derivatives	3.8	4.5	7.6	(0.6)
Net unrealized (losses) on available-for-
sale investments	(1.1)	(0.8)	(1.6)	(0.7)
Foreign currency translation adjustments	(37.4)	(21.2)	(67.6)	(10.7)
Other comprehensive (loss), net of tax	(34.7)	(17.5)	(61.6)	(12.0)
Comprehensive income	$148.8	$279.9	$241.0	$503.3

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 27, 2014	December 28, 2013
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$302.6	$515.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.8	92.9
Provision for bad debt	0.5	0.6
Share-based compensation	44.3	43.0
Excess tax shortfall (benefit) from share-based compensation	4.8	(2.7)
Transformation and other related charges; sale of Reed Krakoff business	27.7	(0.9)
Deferred income taxes	18.6	27.3
Other non-cash credits, net	(11.2)	(6.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(42.1)	(55.3)
Inventories	48.7	(21.0)
Accounts payable	10.7	(48.0)
Accrued liabilities	28.8	50.5
Other liabilities	(10.2)	6.5
Other balance sheet changes, net	70.6	(37.6)
Net cash provided by operating activities	583.6	564.5
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(64.8)	(41.3)
Acquisitions, net of cash acquired	—	(2.0)
Purchases of property and equipment	(79.6)	(106.7)
Loans to related parties	—	0.5
Purchases of investments	(51.5)	(375.3)
Proceeds from maturities and sales of investments	182.8	1.8
Net cash used in investing activities	(13.1)	(523.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(185.6)	(189.8)
Repurchase of common stock	—	(349.9)
Repayment of debt	(0.5)	(0.5)
Proceeds from share-based awards	12.4	39.3
Borrowings under revolving credit facility	230.0	150.0
Repayment of revolving credit facility	(350.0)	(150.0)
Taxes paid to net settle share-based awards	(12.4)	(37.9)
Excess tax (shortfall) benefit from share-based compensation	(4.8)	2.7
Acquisition-related payment of contingent consideration	(3.8)	—
Net cash used in financing activities	(314.7)	(536.1)
Effect of changes in foreign exchange rates on cash and cash equivalents	(11.4)	—
Increase (decrease) in cash and cash equivalents	244.4	(494.6)
Cash and cash equivalents at beginning of period	591.9	1,062.8
Cash and cash equivalents at end of period	$836.3	$568.2
Supplemental information:
Cash paid for income taxes	$67.8	$128.4
Cash paid for interest	$1.2	$0.5

See accompanying Notes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(In millions, except per share data)
(Unaudited)

1. Nature of Operations
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle collections. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, women’s and men’s small leather goods, business cases, footwear, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach’s products are sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 40 countries. The Company also records sales generated in ancillary channels including licensing and disposition.
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
The results of operations, cash flows and comprehensive income for the three and six months ended December 27, 2014 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2015 ("fiscal 2015").
Basis of Consolidation
These unaudited interim condensed consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company, including all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2015 will be a 52-week period. Fiscal 2014 ended on June 28, 2014 and was also a 52-week period ("fiscal 2014"). The second quarter of fiscal 2015 ended on December 27, 2014 and was a 13-week period. The second quarter of fiscal 2014 ended on December 28, 2013 and was also a 13-week period.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2018. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.
4. Transformation and Other Actions
Transformation Charges
During the fourth quarter of fiscal 2014, Coach announced a multi-year strategic plan to transform the brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan") includes key operational and cost measures , including: (i) the investment in capital improvements in stores and wholesale locations during fiscal 2015 and through fiscal 2017; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming North American stores in fiscal 2015; (iii) the realignment of inventory levels to reflect the Company's elevated product strategy beginning in fiscal 2014; (iv) the investment in incremental advertising costs to further promote this new strategy starting in fiscal 2015; and (v) the significant scale-back of promotional events, particularly within the outlet Internet sales site which started in fiscal 2014.
The Company expects to incur pre-tax charges of approximately $250 million to $300 million, in total, under the Transformation Plan. In the fourth quarter of fiscal 2014, the Company recorded charges of $131.5 million under this plan. During the quarter ended December 27, 2014, the Company incurred transformation-related charges of $20.1 million, ($14.4 million after-tax, or $0.05 per diluted share). For the six months ended December 27, 2014, the Company incurred transformation-related charges of $57.2 million, ($41.1 million after-tax, or $0.15 per diluted share). For the three and six months ended December 27, 2014 the charges recorded in selling, general and administrative ("SG&A") expenses were $19.1 million and $52.2 million, respectively, and primarily relate to the Company's North America business. The charges recorded in cost of sales for the three and six months ended December 27, 2014 were $1.0 million and $5.0 million, respectively, and primarily relate to the Company's North America business.
A summary of charges and related liabilities under the Company's Transformation Plan are as follows (in millions):

	Inventory-Related Charges(1)	Impairment(2)	Store-Related Costs(3)	Organizational Efficiency Costs(4)	Other(5)	Total
Balance at June 29, 2013	$—	$—	$—	$—	$—	$—
Fiscal 2014 charges	82.2	35.5	12.2	1.0	0.6	131.5
Cash payments	—	—	—	—	—	—
Non-cash adjustments	(66.8)	(35.5)	(6.7)	—	—	(109.0)
Balance at June 28, 2014	$15.4	$—	$5.5	$1.0	$0.6	$22.5
Fiscal 2015 charges	3.0	—	26.3	23.9	4.0	57.2
Cash payments	(15.0)	—	(1.5)	(13.0)	(4.1)	(33.6)
Non-cash adjustments	(3.0)	—	(21.8)	(2.8)	(0.1)	(27.7)
Balance at December 27, 2014	$0.4	$—	$8.5	$9.1	$0.4	$18.4

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
The Company expects to incur additional pre-tax charges of approximately $60 million to $110 million, primarily during the remainder of fiscal 2015, in connection with the Transformation Plan. These costs will primarily consist of store-related costs and organizational efficiency charges.
Sale of Reed Krakoff Business
In the first quarter of fiscal 2014, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC ("Buyer"). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the "Purchase Agreement") with Buyer and Reed Krakoff, the Company’s former President and Executive Creative Director. Coach recorded a cost method investment of $3.3 million, which is included in Long-term investments in the condensed consolidated balance sheet at December 27, 2014.
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
5. Acquisitions
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
Subsequent to the end of the second quarter of Fiscal 2015, on January 5, 2015, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Stuart Weitzman Topco LLC ("Topco") and Stuart Weitzman Intermediate LLC ("Stuart Weitzman"), a wholly owned subsidiary of Topco. Refer to Note 17 herein for further information.
6. Goodwill and Intangible Assets
The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, is as follows (in millions):

Total
Balance at June 28, 2014	$361.4
Foreign exchange impact	(45.9)
Balance at December 27, 2014	$315.5

At December 27, 2014 and June 28, 2014, the Company’s intangible assets, which are not subject to amortization, consisted of $9.8 million of trademarks which are recorded within Other assets on the condensed consolidated balance sheets.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below (in millions, except per share data):

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 29, 2013	281.9	$2.8	$2,520.5	$(101.9)	$(12.2)	$2,409.2
Net income	—	—	—	515.3	—	515.3
Other comprehensive loss	—	—	—	—	(12.0)	(12.0)
Shares issued for stock options and employee benefit plans	2.3	0.1	1.3	—	—	1.4
Share-based compensation	—	—	52.8	—	—	52.8
Excess tax benefit from share-based compensation	—	—	2.7	—	—	2.7
Repurchase and retirement of common stock	(6.6)	(0.1)	—	(349.9)	—	(350.0)
Dividends declared ($0.6750 per share)	—	—	—	(188.7)	—	(188.7)
Balance at December 28, 2013	277.6	$2.8	$2,577.3	$(125.2)	$(24.2)	$2,430.7

Balance at June 28, 2014	274.4	$2.7	$2,646.1	$(219.5)	$(8.7)	$2,420.6
Net income	—	—	—	302.6	—	302.6
Other comprehensive loss	—	—	—	—	(61.6)	(61.6)
Shares issued for stock options and employee benefit plans	1.3	0.1	—	—	—	0.1
Share-based compensation	—	—	47.1	—	—	47.1
Excess tax shortfall from share-based compensation	—	—	(4.8)	—	—	(4.8)
Dividends declared ($0.6750 per share)	—	—	—	(186.0)	—	(186.0)
Balance at December 27, 2014	275.7	$2.8	$2,688.4	$(102.9)	$(70.3)	$2,518.0

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive (loss) income ("AOCI"), as of the dates indicated, are as follows (in millions):

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized (Losses) Gains on Available- for-Sale Securities	Cumulative Translation Adjustment	Other(2)	Total
Balances at June 29, 2013	$3.7	$(1.3)	$(11.6)	$(3.0)	$(12.2)
Other comprehensive income (loss) before reclassifications	3.3	(0.7)	(10.7)	—	(8.1)
Less: gains reclassified from accumulated other comprehensive income to earnings	3.9	—	—	—	3.9
Net current-period other comprehensive (loss) income	(0.6)	(0.7)	(10.7)	—	(12.0)
Balances at December 28, 2013	$3.1	$(2.0)	$(22.3)	$(3.0)	$(24.2)

Balances at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	9.4	(1.6)	(67.6)	—	(59.8)
Less: gains reclassified from accumulated other comprehensive income to earnings	1.8	—	—	—	1.8
Net current-period other comprehensive income (loss)	7.6	(1.6)	(67.6)	—	(61.6)
Balances at December 27, 2014	$8.2	$0.2	$(76.8)	$(1.9)	$(70.3)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($4.6) million and ($3.1) million as of December 27, 2014 and December 28, 2013, respectively. The amounts reclassified from AOCI are net of tax of ($1.0) million and ($2.5) million as of December 27, 2014 and December 28, 2013, respectively.

(2)
The components of Other include the accumulated loss on the Company's minimum pension liability adjustment and an investment in an auction rate security of ($1.9) million and $0 million, respectively, as of December 27, 2014 and ($2.0) million and ($1.0) million, respectively, as of December 28, 2013. As of December 27, 2014 and December 28, 2013 the balances of AOCI are net of tax of $1.5 million and $2.1 million, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions, except per share data)
Net income	$183.5	$297.4	$302.6	$515.3

Total weighted-average basic shares outstanding	275.6	279.1	275.3	280.2
Effect of dilutive securities	0.9	2.4	1.1	2.8
Total weighted-average diluted shares	276.5	281.5	276.4	283.0

Net income per share:
Basic	$0.67	$1.07	$1.10	$1.84
Diluted	$0.66	$1.06	$1.09	$1.82
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain performance goals. Performance-based RSUs ("PRSUs") are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 27, 2014 and December 28, 2013, there were approximately 12.1 million and 4.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of PRSUs, which were excluded from the diluted share calculations.
9. Share-based Compensation
The following table shows the total compensation cost and the related tax benefits recognized for share-based compensation plans in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2014(1)	December 28, 2013	December 27, 2014(1)	December 28, 2013(2)
	(millions)
Share-based compensation expense	$22.5	$25.5	$47.1	$52.8
Income tax benefit related to share-based compensation expense	7.0	7.9	14.3	16.4

(1)
During the three and six months ended December 27, 2014, the Company incurred approximately $0.1 million and $2.8 million of share-based compensation expense, respectively, that are related to organizational efficiency costs under the Company's Transformation Plan as a result of the accelerated vesting of certain awards. See Note 4 herein, for more information. Approximately $1.1 million of income tax benefit is associated with the share-based compensation expense for the six months ended December 27, 2014.

(2)
Approximately $9.8 million of share-based compensation expense (and approximately $3.8 million of income tax benefit) are related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity under the Coach stock option plans during the six months ended December 27, 2014 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at June 28, 2014	11.7	$44.21
Granted	4.0	36.23
Exercised	(0.5)	21.70
Forfeited or expired	(0.5)	50.18
Outstanding at December 27, 2014	14.7	42.57
Vested and expected to vest at December 27, 2014	13.9	42.45
Exercisable at December 27, 2014	8.6	42.94
At December 27, 2014, $35.1 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of individual options granted during the first six months of fiscal 2015 and fiscal 2014 was $6.40 and $10.02, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2015 and fiscal 2014 was $7.0 million and $22.3 million, respectively.
The total cash received from these option exercises was $10.8 million for the first six months of fiscal 2015 and $36.8 million for the first six months of fiscal 2014. The actual tax benefit realized from these option exercises was $2.7 million and $8.3 million, respectively.
Service-based Restricted Stock Unit Awards
A summary of RSU activity during the six months ended December 27, 2014 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 28, 2014	3.2	$54.68
Granted	1.7	36.21
Vested	(1.1)	56.67
Forfeited	(0.3)	50.16
Non-vested at December 27, 2014	3.5	45.29
At December 27, 2014, $100.1 million of total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value per share of RSU awards granted during the first six months of fiscal 2015 and fiscal 2014 was $36.21 and $53.44, respectively. The total fair value of RSUs vested during the first six months of fiscal 2015 and fiscal 2014 was $39.9 million and $72.5 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards
A summary of PRSU activity, during the six months ended December 27, 2014 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 28, 2014	0.9	$44.60
Granted	0.4	36.25
Change due to performance condition achievement	(0.1)	54.67
Vested(1)	—	58.34
Forfeited(1)	—	48.50
Non-vested at December 27, 2014	1.2	41.36

(1)	During the first six months of fiscal 2015, less than 0.1 million PRSU's vested or forfeited, individually and in the aggregate.
At December 27, 2014, $22.3 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.3 years.
Included in the non-vested amount at December 27, 2014 are approximately 0.7 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the first six months of fiscal 2015 with this performance criteria.
The weighted-average grant-date fair value per share of PRSU awards granted during the first six months of fiscal 2015 and fiscal 2014 was $36.25 and $31.84, respectively. The total fair value of shares vested during the first six months of fiscal 2015 and fiscal 2014 was $0.7 million and $23.1 million, respectively.
In the first six months of fiscal 2015 and 2014, the cash tax benefit realized for the tax deductions from all service and performance-based RSUs were $18.0 million and $31.6 million, respectively.
10. Debt
The Company has a $700.0 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent (the "JP Morgan facility"). During the first quarter of fiscal 2015, the Company amended the JP Morgan facility, extending the maturity date to September 9, 2019. The JP Morgan facility is available to be used for general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1.0 billion. As of December 27, 2014 and June 28, 2014, there was $20.0 million and $140.0 million outstanding on the JP Morgan facility. Due to the short-term nature of this borrowing, the fair value approximates carrying value.
Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility. At December 27, 2014, the commitment fee was 9 basis points.
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $44 million, as of December 27, 2014. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2014 and through the second quarter of fiscal 2015, there were no borrowings under these facilities.
Coach Shanghai Limited, a wholly owned subsidiary of the Company, maintains a credit facility to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10 million, as of December 27, 2014. Interest is based on the People's Bank of China rate. During fiscal 2014 and through the second quarter of fiscal 2015, there were no borrowings under this facility.

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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.
The following table shows the fair value measurements of the Company’s assets and liabilities at December 27, 2014 and June 28, 2014 (in millions):

	Level 1		Level 2		Level 3
	December 27, 2014	June 28, 2014	December 27, 2014	June 28, 2014	December 27, 2014	June 28, 2014
Assets:
Cash equivalents(1)	$64.0	$1.2	$95.2	$45.1	$—	$—
Short-term investments:
Time deposits(2)	—	—	—	75.1	—	—
Government securities - U.S.(2)	27.6	42.0	—	—	—	—
Corporate debt securities - U.S.(2)	—	—	78.1	25.4	—	—
Corporate debt securities - non U.S.(2)	—	—	54.8	34.6	—	—
Long-term investments:
Asset backed securities(3)	—	—	0.5	1.1	—	—
Government securities - U.S.(3)	40.5	55.3	—	—	—	—
Corporate debt securities - U.S.(3)	—	—	97.1	144.9	—	—
Corporate debt securities - non U.S.(3)	—	—	77.3	98.8	—	—
Derivative Assets:
Zero-cost collar options(4)	—	—	10.5	0.4	—	—
Forward contracts and cross currency swaps(4)	—	—	0.3	0.1	—	—
Total	$132.1	$98.5	$413.8	$425.5	$—	$—
Liabilities:
Derivative liabilities:
Zero-cost collar options(4)	$—	$—	$—	$0.6	$—	$—
Forward contracts and cross currency swaps(4)	—	—	—	0.3	—	—
Total	$—	$—	$—	$0.9	$—	$—

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
12. Derivative Instruments and Hedging Activities
Substantially all of the Company’s transactions involving international parties, excluding international consumer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany and related party loans. Coach uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. Coach does not enter into derivative transactions for speculative or trading purposes.
The Company records all derivative contracts at fair value on the condensed consolidated balance sheet. The fair values of foreign currency derivatives are based on the forward curves of the specific indices upon which settlement is based and include an adjustment for the Company’s credit risk. Judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
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
To the extent that a derivative designated as a cash flow hedge is not considered to be effective, any change in its fair value related to such ineffectiveness is immediately recognized in earnings as a foreign currency gain (loss). If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings as a foreign currency gain (loss). Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings as a foreign currency gain (loss).
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Hedging Portfolio
The Company enters into derivative contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the condensed consolidated statements of income as follows:

•
Zero-cost collars - These derivatives are primarily executed by two of the Company’s businesses outside of the United States (Coach Japan and Coach Canada), and are recognized as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from January 2015 to December 2015.

•
Cross currency swaps - These derivatives relate to intercompany loans, and are recognized as a foreign currency gain (loss) generally in the period in which the related payments being hedged are revalued or settled.

Forward foreign currency exchange contracts, designated as fair value hedges and associated with intercompany and other contractual obligations, are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued. Current maturity dates are in January 2015.
The following tables provide information related to the Company’s derivatives as of December 27, 2014 and June 28, 2014:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
Designated Derivative Hedging Instruments(1)	December 27, 2014	June 28, 2014	Balance Sheet Classification	December 27, 2014	June 28, 2014	Balance Sheet Classification	December 27, 2014	June 28, 2014
	(millions)
C - Inventory purchases	$110.5	$90.2	Other Current Assets	$10.5	$0.4	Accrued Liabilities	$—	$(0.6)
CCS - Intercompany loans	—	4.8	Other Current Assets	—	0.1	—	—	—
FC - Intercompany Loans	23.5	8.4	Other Current Assets	0.3	—	—	—	—
FC - Contractual Obligations(2)	—	4.0	—	—	—	Accrued Liabilities	—	(0.3)
Total Hedges	$134.0	$107.4		$10.8	$0.5		$—	$(0.9)

(1)	C = Zero-cost Collars; CCS = Cross Currency Swaps; FC = Forward foreign currency exchange contracts

(2)	Contractual obligations at the end of fiscal 2014 consisted of a $4.0 million payment due to Shinsegae International, related to the acquisition of the domestic retail business in South Korea.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended(1)		Six Months Ended(2)
	(millions)
	December 27,	December 28,	December 27,	December 28,
Designated Cash Flow Hedges:	2014	2013	2014	2013
C - Inventory purchases	$4.9	$6.7	$9.4	$5.3
CCS - Intercompany loans	—	(1.5)	—	(2.0)
Total	$4.9	$5.2	$9.4	$3.3

(1)	For the second quarter of fiscal 2015 and fiscal 2014, the amounts above are net of tax of ($2.7) million and ($4.1) million, respectively.

(2)	For the six months ended December 27, 2014 and December 28, 2013, the amounts above are net of tax of ($5.2) million and ($3.2) million, respectively.

	Amount of Net Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended(1)		Six Months Ended(2)
	(millions)
	December 27,	December 28,	December 27,	December 28,	Income Statement
Designated Cash Flow Hedges:	2014	2013	2014	2013	Classification
C - Inventory Purchases	$1.0	$0.6	$1.8	$3.9	Cost of sales

(1)	For the second quarter of fiscal 2015 and fiscal 2014, the amounts above are net of tax of ($0.6) million and ($0.5) million, respectively.

(2)	For the six months ended December 27, 2014 and December 28, 2013, the amounts above are net of tax of ($1.0) million and ($2.5) million, respectively.
During the six months ended December 27, 2014 and December 28, 2013, there were no material gains or losses recognized in income due to hedge ineffectiveness.
For forward foreign currency exchange contracts that are designated as fair value hedges, the gain (loss) on the derivative as well as the offsetting gain (loss) on the hedged item attributable to the hedged risk, both of which are recorded within SG&A expenses, resulted in an immaterial net impact to the Company's statement of operations.
The Company expects $8.2 million of net derivative gains included in accumulated other comprehensive income at December 27, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. Investments
The following table summarizes the Company’s investments, all of which are denominated in U.S. dollars, recorded within the condensed consolidated balance sheets as of December 27, 2014 and June 28, 2014:

	December 27, 2014			June 28, 2014
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Government securities - U.S.(1)	$27.6	$40.5	$68.1	$42.0	$55.3	$97.3
Corporate debt securities - U.S.(1)	78.1	97.1	175.2	25.4	144.9	170.3
Corporate debt securities - non-U.S.(1)	54.8	77.3	132.1	34.6	98.8	133.4
Asset backed securities(2)	—	0.5	0.5	—	1.1	1.1
Available-for-sale investments, total	$160.5	$215.4	$375.9	$102.0	$300.1	$402.1
Held to maturity:
Government securities - U.S.(3)	$15.9	$—	$15.9	$18.2	$—	$18.2
Corporate debt securities - U.S.(3)	24.3	—	24.3	33.5	—	33.5
Corporate debt securities - non-U.S.(3)	24.2	—	24.2	24.4	—	24.4
Commercial paper(3)	3.7	—	3.7	23.5	—	23.5
Other:
Time deposits(4)	—	—	—	75.1	—	75.1
Other(5)	—	249.2	249.2	—	184.4	184.4
Total Investments	$228.6	$464.6	$693.2	$276.7	$484.5	$761.2

(1)	These securities have maturity dates between calendar years 2015 and 2017 and are recorded at fair value.

(2)	The security matures during calendar year 2016.

(3)	These securities have maturity dates of less than one year and are recorded at amortized cost which approximates fair value.

(4)	These time deposits have original maturities greater than 3 months and are recorded at fair value.

(5)
Primarily relates to the equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture, and the Reed Krakoff cost method investment. As of December 27, 2014, the Company has recorded $245.9 million and $3.3 million in the Hudson Yards joint venture and the Reed Krakoff cost method investment, respectively. As of June 28, 2014, the Company has recorded $181.1 million and $3.3 million in the Hudson Yards joint venture and the Reed Krakoff cost method investment, respectively. The Hudson Yards joint venture is determined to be a VIE primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. Coach is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital. Refer to Note 14, "Commitments and Contingencies" for further information.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities are presented below as of December 27, 2014 and June 28, 2014:

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(millions)
Government securities - U.S.	$68.0	$0.1	$—	$68.1
Corporate debt securities - U.S.	175.0	0.4	(0.2)	175.2
Corporate debt securities - non-U.S.	132.2	0.1	(0.2)	132.1
Asset backed securities	0.5	—	—	0.5
Total	$375.7	$0.6	$(0.4)	$375.9

	June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(millions)
Government securities - U.S.	$97.2	$0.1	$—	$97.3
Corporate debt securities - U.S.	169.3	1.0	—	170.3
Corporate debt securities - non-U.S.	132.7	0.7	—	133.4
Asset backed securities	1.1	—	—	1.1
Total	$400.3	$1.8	$—	$402.1
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
During the three and six months ended December 27, 2014, the Company invested $35.9 million and $64.8 million in the joint venture, respectively. Since the formation of the Hudson Yards joint venture, the Company has invested $245.9 million in the joint venture.
The Company expects to further invest approximately $284 million into the joint venture, with approximately $91 million estimated to be invested during the remainder of fiscal 2015, depending on construction progress. Substantially all of the investment will be made by the end of fiscal 2016. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters. During the first six months of fiscal 2015, $1.2 million was included in capital expenditures and the Company expects to incur approximately $187 million of capital expenditures over the remaining period of construction.
Subsequent to the end of the second quarter of Fiscal 2015, on January 5, 2015, the Company entered into a Purchase Agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco. Refer to Note 17 herein for further information.
In the ordinary course of business, Coach is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Coach’s General Counsel and management are of the opinion that the final outcome will not have a material effect on Coach’s financial position, results of operations or cash flows.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

15. Segment Information
The Company operates its business in five operating segments aggregated into two reportable segments:

•	North America, which includes sales to North American consumers through Company-operated stores, including the Internet, and sales to wholesale customers.

•
International, which includes sales to consumers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 40 countries.

Transformation-related charges incurred by the Company as described in Note 4, herein, are included as corporate unallocated expenses. The following table summarizes segment performance for the three and six months ended December 27, 2014 and December 28, 2013 (in millions):

	North America	International	Other(1)	Corporate Unallocated	Total
Three Months Ended December 27, 2014
Net sales	$784.6	$420.5	$14.3	$—	$1,219.4
Gross profit	502.1	322.4	9.7	5.8	840.0
Operating income (loss)	296.3	128.4	7.0	(156.3)	275.4
Income (loss) before provision for income taxes	296.3	128.4	7.0	(155.9)	275.8
Depreciation and amortization expense(2)	16.5	16.0	—	22.9	55.4
Additions to long-lived assets	18.9	13.0	—	7.3	39.2

Three Months Ended December 28, 2013
Net sales	$983.0	$424.6	$12.0	$—	$1,419.6
Gross profit	627.6	330.9	9.8	14.4	982.7
Operating income (loss)	404.5	141.1	8.5	(118.1)	436.0
Income (loss) before provision for income taxes	404.5	141.1	8.5	(116.2)	437.9
Depreciation and amortization expense	19.3	13.7	—	14.9	47.9
Additions to long-lived assets	25.6	23.8	—	11.4	60.8

Six Months Ended December 27, 2014
Net sales	$1,418.3	$801.5	$38.4	$—	$2,258.2
Gross profit	910.1	617.8	21.1	6.4	1,555.4
Operating income (loss)	517.8	246.4	16.3	(325.3)	455.2
Income (loss) before provision for income taxes	517.8	246.4	16.3	(324.2)	456.3
Depreciation and amortization expense(2)	29.5	31.7	—	50.7	111.9
Additions to long-lived assets	38.9	26.9	—	13.8	79.6

Six Months Ended December 28, 2013
Net sales	$1,761.3	$789.6	$19.5	$—	$2,570.4
Gross profit	1,138.0	623.5	16.3	31.5	1,809.3
Operating income (loss)	704.1	271.2	14.1	(231.8)	757.6
Income (loss) before provision for income taxes	704.1	271.2	14.1	(228.2)	761.2
Depreciation and amortization expense	37.3	26.8	—	28.8	92.9
Additions to long-lived assets	51.9	37.8	—	17.0	106.7

(1)	Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(2)
Depreciation and amortization expense includes $8.6 million and $21.8 million of transformation-related charges, for the three and six months ended December 27, 2014, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Inventory-related costs(1)	$5.8	$14.4	$6.4	$31.5
Advertising, marketing and design(2)	(63.5)	(64.5)	(117.4)	(117.9)
Administration and information systems(2)(3)	(80.5)	(43.7)	(179.3)	(100.5)
Distribution and customer service(2)	(18.1)	(24.3)	(35.0)	(44.9)
Total corporate unallocated costs	$(156.3)	$(118.1)	$(325.3)	$(231.8)

(1)
Inventory-related costs consist of production variances and transformation-related costs, and are recorded within cost of sales. During the three months ended December 27, 2014 production variances were $6.8 million and transformation-related costs were ($1.0) million. During the six months ended December 27, 2014 production variances were $11.4 million and transformation-related costs were ($5.0) million. There were no transformation and/or other-related charges during the three and six months ended December 28, 2013.

(2)	Costs recorded within SG&A expenses.

(3)
During the three and six months ended December 27, 2014 transformation-related costs recorded within SG&A expenses were ($19.1) million and ($52.2) million, respectively. The Company also recorded approximately ($3.5) million in acquisition-related expenses for the three month ended December 27, 2014. There was no transformation and/or other-related charges during the three and six months ended December 28, 2013.

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
During the first six months of fiscal 2015, the Company did not repurchase any shares. During the second quarter of fiscal 2014, the Company repurchased and retired 3.3 million shares, or $175.0 million at an average cost of $52.99 per share. For the six months ended December 28, 2013, the Company repurchased and retired 6.6 million shares, or $350.0 million at an average cost of $53.08.
As of December 27, 2014, Coach had $836.7 million remaining in the stock repurchase program.
17. Subsequent Event
Subsequent to the end of the second quarter of fiscal 2015, on January 5, 2015, the Company entered into a Purchase Agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco.  Under the terms of the Purchase Agreement, Coach has agreed to purchase all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for approximately $530 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets. The Purchase Agreement also contains a catch-up provision that provides that if the revenue targets are missed in any one year but are surpassed in succeeding years then amounts for past years become due upon surpassing targets in succeeding years.  The total amount payable under the earn-out will not exceed $44 million.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Purchase Agreement includes customary representations and warranties and covenants relating to the operations of business prior to the closing of the transaction. The closing is currently expected to occur in the fourth quarter of fiscal 2015, and is subject to the satisfaction of customary closing conditions. The Purchase Agreement is subject to termination under certain circumstances, including that both parties will have the right to terminate the Purchase Agreement if the closing has not occurred by May 25, 2015 or upon a material breach by the other party of the Purchase Agreement that is not cured within twenty days' notice to the other party.
During the second quarter of fiscal 2015, the Company has incurred approximately $3.5 million in acquisition-related costs, recorded within SG&A expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s condensed consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms "Coach," "Company," "we," "us" and "our" refer to Coach, Inc., including consolidated subsidiaries.
EXECUTIVE OVERVIEW
Coach is a leading New York design house of modern luxury accessories and lifestyle collections. Our product offerings include fine accessories, gifts and certain seasonal lifestyle apparel collections for women and men.
Coach operates in two segments: North America and International. The North America segment includes sales to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales to customers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 40 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.
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

During the fourth quarter of fiscal 2014, Coach announced a multi-year strategic plan with the objective of transforming the brand and reinvigorating growth, which will enable the Company to return to ‘best-in-class’ profitability. This multi-faceted, multi-year transformation plan (the "Transformation Plan") builds on the core brand equities of quality and craftsmanship with the aim of evolving our competitive value proposition. We believe our strategy offers significant growth opportunities in handbags and accessories, as well as in the broader set of lifestyle categories that we have operated in for some time but are less developed, including footwear and ready-to-wear. This strategy has required an integrated holistic approach, across product, stores and marketing and promotional activities, and entails the roll-outs of carefully crafted aspirational marketing campaigns to define our brand to deliver a fuller and more consistent brand expression.
Key operational and cost measures include: (i) the investment of approximately $570 million in capital improvements in our stores and wholesale locations during fiscal 2015 and through fiscal 2017; (ii) the optimization and streamlining of our organizational model as well as the closure of approximately 70 underperforming stores in North America in fiscal 2015; (iii) the realignment of inventory levels to reflect our elevated product strategy in fiscal 2014; (iv) the investment of approximately $50 million in incremental advertising costs to further promote our new strategy, starting in fiscal 2015; and (v) the significant scale-back of promotional events, particularly within our outlet Internet sales site which started in fiscal 2014. The Company believes that long-term growth can be realized through its transformational efforts over time. The Company's execution of these key operational and cost measures continues to be on plan through the second quarter of fiscal 2015. For further discussion of charges incurred in connection with the Transformation Plan, see "Items Affecting Comparability," herein.
Furthermore, as discussed in Note 17, "Subsequent Event," on January 5, 2015 (subsequent to the end of our second quarter of fiscal 2015), Coach signed a definitive purchase agreement to buy luxury designer footwear brand Stuart Weitzman, which we believe will complement our current leadership position in premium handbags and accessories, while immediately adding to Coach's earnings as we continue to make meaningful progress towards our brand transformation announced earlier this year.

Current Trends and Outlook
In addition to the risks surrounding the successful execution of our Transformation Plan initiatives, our outlook reflects a certain level of uncertainty surrounding the global economy. The global economic environment continues to have an impact on consumer confidence, which in turn influences the level of spending on discretionary items. Global consumer retail traffic remained relatively weak and inconsistent, which has led to a more promotional environment due to increased competition and a desire to offset traffic declines with increased levels of conversion. Furthermore, recent macro and geopolitical events in China and southeast Asia have contributed to volatility in consumer spending within the region. Certain limited factors within the U.S., including an improvement in the labor market and modest growth in overall consumer spending, suggest a potential strengthening in the U.S. economic outlook during 2015, however it is still too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our trends in fiscal 2015.
We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see risk factors as set forth in Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

SUMMARY – SECOND QUARTER OF FISCAL 2015
In the second quarter of fiscal 2015, we reported net sales of $1.22 billion, net income of $183.5 million and net income per diluted share of $0.66. This compares to net sales of $1.42 billion, net income of $297.4 million, and net income per diluted share of $1.06 in the second quarter of fiscal 2014. In the second quarter of fiscal 2015, the comparability of our operating results has been affected by $23.6 million of pretax charges ($16.7 million after tax or $0.06 per diluted share) related to our Transformation Plan and acquisition-related costs. There were no items affecting comparability in the second quarter of fiscal 2014.
Our operating performance in the second quarter of fiscal 2015 reflected a decline in net sales of 14.1%, primarily due to decreased revenues from our North America business. Excluding the effects of foreign currency, net sales decreased 12.2%. Our gross profit decreased by 14.5% to $840.0 million during the second quarter of fiscal 2015 which includes the negative impact of charges under our Transformation Plan of $1.0 million. Selling, general and administrative ("SG&A") expenses increased by 3.3% to $564.6 million in the second quarter of fiscal 2015. Excluding charges under our Transformation Plan and acquisition-related costs of $19.1 million and $3.5 million, respectively, SG&A expenses declined slightly.
Net income decreased in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, primarily due to a decrease in operating income of $160.6 million, partially offset by a $48.2 million decrease in our provision for income taxes. Net income per diluted share decreased due to lower net income. Excluding charges under our Transformation Plan and acquisition-related costs in the second quarter of fiscal 2015, net income decreased 32.7% and net income per diluted share decreased 31.5%.
SECOND QUARTER FISCAL 2015 COMPARED TO SECOND QUARTER OF FISCAL 2014
The following table summarizes results of operations for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 27, 2014		December 28, 2013		Variance
	(dollars in millions, except per share data)
	(unaudited)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,219.4	100.0%	$1,419.6	100.0%	$(200.2)	(14.1)%
Gross profit	840.0	68.9	982.7	69.2	(142.7)	(14.5)
Selling, general and administrative expenses	564.6	46.3	546.7	38.5	17.9	3.3
Operating income	275.4	22.6	436.0	30.7	(160.6)	(36.8)
Interest income, net	0.4	—	1.9	0.1	(1.5)	(78.3)
Provision for income taxes	92.3	7.6	140.5	9.9	(48.2)	(34.3)
Net income	183.5	15.0	297.4	20.9	(113.9)	(38.3)
Net income per share:
Basic	$0.67		$1.07		$(0.40)	(37.5)%
Diluted	0.66		1.06		(0.40)	(37.2)

Items Affecting Comparability
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the second quarter of fiscal 2015 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to page 34 for a discussion on the Non-GAAP Measures.

	December 27, 2014
	(dollars in millions, except per share data)
	(unaudited)
	GAAP Basis (As Reported)	Transformation Actions	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
Gross profit	$840.0	$(1.0)	$—	$841.0
Selling, general and administrative expenses	564.6	19.1	3.5	542.0
Operating income	275.4	(20.1)	(3.5)	299.0
Income before provision for income taxes	275.8	(20.1)	(3.5)	299.4
Provision for income taxes	92.3	(5.7)	(1.2)	99.2
Net income	183.5	(14.4)	(2.3)	200.2
Diluted net income per share	0.66	(0.05)	(0.01)	0.72
Second Quarter Fiscal 2015 Items
In the second quarter of fiscal 2015, the Company incurred charges under our Transformation Plan of $20.1 million and acquisition-related costs of $3.5 million, related to the execution of the purchase agreement on January 5, 2015, with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco. The charges recorded in cost of sales and SG&A expenses were $1.0 million and $22.6 million, respectively. The transformation charges, which are primarily associated with our North America business, relate to accelerated depreciation and lease termination charges as a result of store updates and closures, corporate restructuring and related costs and charges related to the destruction of inventory. Refer to the "Executive Overview" herein, Note 4, "Transformation and Other Actions" and Note 17, "Subsequent Event," for further information.
Additional transformation actions and acquisition costs will continue into the remainder of fiscal 2015.
Second Quarter Fiscal 2014 Items
There were no items affecting comparability in the second quarter of fiscal 2014.
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2015 has been presented both including and excluding currency fluctuation effects (primarily attributable to Coach Japan).

Net Sales
Net sales decreased 14.1% or $200.2 million to $1.22 billion. Excluding the effects of foreign currency, net sales decreased 12.2% or $172.8 million. This decrease was driven by lower net sales in the North America business. The following table presents net sales by reportable segment for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	December 27, 2014	December 28, 2013		December 27, 2014	December 28, 2013
	(dollars in millions)
	(unaudited)
North America	$784.6	$983.0	(20.2)%	64.3%	69.3%
International	420.5	424.6	(1.0)	34.5	29.9
Other(1)	14.3	12.0	19.8	1.2	0.8
Total net sales	$1,219.4	$1,419.6	(14.1)%	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
North America Net Sales decreased 20.2% or $198.4 million to $784.6 million. This decrease was primarily driven by lower comparable store sales of $197.9 million or 22% largely due to lower traffic. The Internet business had a negative impact, of approximately 600 basis points, on comparable store sales which is attributable to the Company's decision to limit access to our outlet Internet sales site. North America sales were also negatively impacted by lower wholesale sales of approximately $20.7 million due to lower shipments. These decreases were partially offset by an increase of $30.9 million related to net sales generated by new store openings which were partially offset by the absence of net sales for those stores that have closed since the second quarter of fiscal 2014. Since the end of the second quarter of fiscal 2014, Coach opened a net 8 outlet stores, including the closure of two Men’s outlet stores, and closed a net 32 retail stores.
International Net Sales decreased 1.0% or $4.1 million to $420.5 million. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $20.3 million or 4.8%. This increase is primarily due to low double digit growth in China reflecting an increase of $17.7 million primarily due to net new stores and positive comparable store sales, an increase of $6.8 million in our international wholesale business due to higher shipments and an increase of $6.5 million related to the expansion of our business in Europe. These increases were partially offset by a decrease in net sales in Japan of $11.3 million due to lower traffic. Since the end of the second quarter of fiscal 2014, we opened 29 net new stores, with 23 net new stores in mainland China, Hong Kong and Macau and Japan, and six net new stores in the other regions.
Gross Profit
Gross profit decreased 14.5% or $142.7 million to $840.0 million in the second quarter of fiscal 2015 from $982.7 million in the second quarter of fiscal 2014. Gross margin for the second quarter of fiscal 2015 was 68.9% as compared to 69.2% in the second quarter of fiscal 2014. Excluding items affecting comparability of $1.0 million, related to charges under our Transformation plan in the second quarter of fiscal 2015, gross profit decreased 14.4% or $141.7 million to $841.0 million; and gross margin was 69.0% in the second quarter of fiscal 2015. There were no items affecting comparability in the second quarter of fiscal 2014. Furthermore, our gross profit was negatively impacted by unfavorable effects of foreign currency of $14.2 million.
North America Gross Profit decreased 20.0% or $125.5 million to $502.1 million in the second quarter of fiscal 2015. Gross margin increased 20 basis points from 63.8% in the second quarter of fiscal 2014 to 64.0% in the second quarter of fiscal 2015. The increase in gross margin is due to lower promotional activity contributing to a margin increase of 120 basis points, mainly as a result of the scale-back of promotional events within our outlet Internet sales site, which was mostly offset by a result of sales mix due to the selling of products with a higher average unit cost and increased penetration of our broadened lifestyle categories.
International Gross Profit decreased 2.6% or $8.5 million to $322.4 million in the second quarter of fiscal 2015. Gross margin decreased 120 basis points from 77.9% in the second quarter of fiscal 2014 to 76.7% in the second quarter of fiscal 2015. The decrease in gross margin is due to increased promotional activity of 110 basis points and to a lesser extent, the negative translation effect of changes in foreign currency, offset by the lower step-up of inventory as part of the purchase accounting related to the acquisition of our Europe business in the prior year.
Corporate Unallocated Gross Profit decreased $8.6 million from $14.4 million in the second quarter of fiscal 2014 to $5.8 million in the second quarter of fiscal 2015. Excluding items affecting comparability of $1.0 million in the second quarter of fiscal

2015, gross profit decreased by $7.6 million to $6.8 million in second quarter of fiscal 2015, due to less favorable production variances.
Selling, General and Administrative Expenses
SG&A expenses are comprised of four categories: (i) selling; (ii) advertising, marketing and design; (iii) distribution and customer service; and (iv) administrative. Selling expenses include store employee compensation, occupancy costs, supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service and bag repair costs. Administrative expenses include compensation costs for "corporate" functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
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
SG&A expenses increased 3.3% or $17.9 million to $564.6 million in the second quarter of fiscal 2015 as compared to $546.7 million in the second quarter of fiscal 2014. As a percentage of net sales, SG&A expenses increased to 46.3% during the second quarter of fiscal 2015 as compared to 38.5% during the second quarter of fiscal 2014. Excluding items affecting comparability of $22.6 million in the second quarter of fiscal 2015, SG&A expenses decreased $4.7 million from the second quarter of fiscal 2014; and SG&A expenses as a percentage of net sales increased, primarily due to the de-leverage of selling expenses as net sales have declined. There were no items affecting comparability in the second quarter of fiscal 2014.
Selling expenses were $397.4 million, or 32.5% of net sales, in the second quarter of fiscal 2015 compared to $410.5 million, or 28.9% of net sales, in the second quarter of fiscal 2014. The $13.1 million decrease represents lower selling expenses related to our North America stores and Internet business, which were mostly offset by increases to support growth in our International business.
Advertising, marketing, and design costs were $63.6 million, or 5.3% of net sales, in the second quarter of fiscal 2015, compared to $64.5 million, or 4.5% of net sales, during the second quarter of fiscal 2014. The decrease was primarily due to the lower costs incurred as a result of fewer promotional events made by the Company, primarily as a result of the Company's decision to limit access to our outlet Internet sales site. These costs were partially offset by higher costs for marketing and advertising-related events which increased by $6.1 million as compared to the same period in the prior year.
Distribution and consumer service expenses were $18.9 million, or 1.6% of net sales, in the second quarter of fiscal 2015, compared to $25.0 million, or 1.8% of net sales in the second quarter of fiscal 2014. The decrease was primarily due to lower variable costs as a result of lower sales associated with the Company's decision to limit access to our outlet Internet sales site.
Administrative expenses were $84.7 million, or 6.9% of net sales, in the second quarter of fiscal 2015 compared to $46.7 million, or 3.3% of net sales, in the second quarter of fiscal 2014. Excluding items affecting comparability of $22.6 million in the second quarter of fiscal 2015, administrative expenses were $62.1 million, or 5.1% of net sales, in the second quarter of fiscal 2015. The increase is primarily due higher incentive compensation costs.
Operating Income
Operating income decreased 36.8% or $160.6 million to $275.4 million in the second quarter of fiscal 2015 as compared to $436.0 million in the second quarter of fiscal 2014. Operating margin was 22.6% in the second quarter of fiscal 2015 as compared to 30.7% in the second quarter of fiscal 2014. Excluding items affecting comparability of $23.6 million in the second quarter of fiscal 2015, operating income decreased 31.4% or $137.0 million to $299.0 million; and operating margin was 24.5% in the second quarter of fiscal 2015.

The following table presents operating income by reportable segment for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014:

	Three Months Ended
	Operating Income		Variance
	December 27, 2014	December 28, 2013	Amount	%
	(dollars in millions)
	(unaudited)
North America	$296.3	$404.5	$(108.2)	(26.8)%
International	128.4	141.1	(12.7)	(9.0)
Other(1)	7.0	8.5	(1.5)	(17.6)
Corporate unallocated	(156.3)	(118.1)	(38.2)	(32.3)
Total operating income	$275.4	$436.0	$(160.6)	(36.8)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
North America Operating Income decreased 26.8% or $108.2 million to $296.3 million in the second quarter of fiscal 2015 reflecting the decrease in gross profit of $125.5 million which was partially offset by lower SG&A expenses of $17.3 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 330 basis points to 37.8% in the second quarter of fiscal 2015 from 41.1% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 350 basis points and lower gross margin of 20 basis points.
International Operating Income decreased 9.0% or $12.7 million to $128.4 million in the second quarter of fiscal 2015 primarily reflecting lower gross profit of $8.5 million and higher SG&A expenses of $4.2 million. The increase in SG&A expenses is related to a $7.6 million increase in China and Asia, excluding Japan, related to new store openings and a $6.6 million increase in Europe to support growth in the business. The increase in SG&A costs were partially offset by foreign currency effects in Japan of $8.5 million. Operating margin decreased 270 basis points to 30.5% in fiscal 2014 from 33.2% during the same period in the prior year primarily due to lower gross margin of 120 basis points and higher overall SG&A expenses, primarily selling expenses, as a percentage of net sales which increased by 150 basis points.
Corporate Unallocated Operating Expense increased $38.2 million to $156.3 million in the second quarter of fiscal 2015, an increase of 32.3% from $118.1 million in the second quarter of fiscal 2014. This increase was primarily attributable to charges incurred by the Company in the second quarter of fiscal 2015 as part its Transformation Plan and acquisition-related costs. Excluding items affecting comparability, unallocated operating expenses increased by $14.6 million to $132.7 million in the second quarter of fiscal 2015. This increase is primarily related to higher incentive compensation costs when compared to the same period in the prior year.
Provision for Income Taxes
The effective tax rate was 33.5% in the second quarter of fiscal 2015, as compared to 32.1% in the second quarter of fiscal 2014. Excluding the items affecting comparability, the effective tax rate was 33.2% in the second quarter of 2015. The increase in our effective tax rate was primarily attributable to the geographic mix of our earnings in second quarter fiscal 2015 as compared to the second quarter fiscal 2014. The loss of certain foreign tax benefits that expired at the end of fiscal 2014 also contributed to the increase in our effective tax rate. The Company anticipates a full year fiscal 2015 effective tax rate of approximately 32% including and excluding items affecting comparability.
Net Income
Net income decreased 38.3% or $113.9 million to $183.5 million in the second quarter of fiscal 2015 as compared to $297.4 million in the second quarter of fiscal 2014. Excluding items affecting comparability, net income decreased 32.7% or $97.2 million to $200.2 million in the second quarter of fiscal 2015. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 37.2% to $0.66 in the second quarter of fiscal 2015 as compared to $1.06 in the second quarter of fiscal 2014. Excluding items affecting comparability, net income per diluted share decreased 31.5% or $0.34 to $0.72 in the second quarter of fiscal 2015, primarily due to lower net income.

SUMMARY – FIRST SIX MONTHS OF FISCAL 2015
In the first six months of fiscal 2015, we reported net sales of $2.26 billion, net income of $302.6 million and net income per diluted share of $1.09. This compares to net sales of $2.57 billion, net income of $515.3 million, and net income per diluted share of $1.82 in the first six months of fiscal 2014. In the first six months of fiscal 2015, the comparability of our operating results has been affected by $60.7 million of pretax charges ($43.4 million after tax or $0.16 per diluted share) primarily related to our Transformation Plan and acquisition-related costs. There were no items affecting comparability in the first six months of fiscal 2014.
Our operating performance in the first six months of fiscal 2015 reflected a decline in net sales of 12.1%, primarily due to decreased revenues from our North America business partially offset by gains in our International businesses. Excluding the effects of foreign currency, net sales decreased 10.8%. Our gross profit decreased by 14.0% to $1.56 billion during the first six months of fiscal 2015 which includes the negative impact of charges under our Transformation Plan of $5.0 million. SG&A expenses increased by 4.6% to $1.10 billion in the first six months of fiscal 2015. Excluding charges under our Transformation Plan and acquisition-related costs of $52.2 million and $3.5 million, respectively, SG&A expenses declined slightly.
Net income decreased in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014, primarily due to a decrease in operating income of $302.4 million, partially offset by a $92.2 million decrease in our provision for income taxes. Net income per diluted share decreased due to lower net income. Excluding charges under our Transformation Plan and acquisition-related costs in the first six months of fiscal 2015, net income decreased 32.9% and net income per diluted share decreased 31.3%.

FIRST SIX MONTHS OF FISCAL 2015 COMPARED TO FIRST SIX MONTHS OF FISCAL 2014
The following table summarizes results of operations for the first six months of fiscal 2015 compared to the first six months of fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 27, 2014		December 28, 2013		Variance
	(dollars in millions, except per share data)
	(unaudited)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,258.2	100.0%	$2,570.4	100.0%	$(312.2)	(12.1)%
Gross profit	1,555.4	68.9	1,809.3	70.4	(253.9)	(14.0)
Selling, general and administrative expenses	1,100.2	48.7	1,051.7	40.9	48.5	4.6
Operating income	455.2	20.2	757.6	29.5	(302.4)	(39.9)
Interest income, net	1.1	—	3.6	0.1	(2.5)	(68.5)
Provision for income taxes	153.7	6.8	245.9	9.6	(92.2)	(37.5)
Net income	302.6	13.4	515.3	20.0	(212.7)	(41.3)
Net income per share:
Basic	$1.10		$1.84		$(0.74)	(40.2)%
Diluted	1.09		1.82		(0.73)	(39.9)

Items Affecting Comparability
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America. The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the first six months of fiscal 2015 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to page 34 for a discussion on the Non-GAAP Measures.

	December 27, 2014
	(dollars in millions, except per share data)
	(unaudited)
	GAAP Basis (As Reported)	Transformation Actions	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
Gross profit	$1,555.4	$(5.0)	$—	$1,560.4
Selling, general and administrative expenses	1,100.2	52.2	3.5	1,044.5
Operating income	455.2	(57.2)	(3.5)	515.9
Income before provision for income taxes	456.3	(57.2)	(3.5)	517.0
Provision for income taxes	153.7	(16.1)	(1.2)	171.0
Net income	302.6	(41.1)	(2.3)	346.0
Diluted net income per share	1.09	(0.15)	(0.01)	1.25
First six months of fiscal 2015 Items
In the first six months of fiscal 2015, the Company incurred charges under our Transformation Plan of $57.2 million and acquisition-related costs of $3.5 million, respectively. The charges recorded in cost of sales and SG&A expenses were $5.0 million and $55.7 million, respectively. The transformation charges, which are primarily associated with our North America business, relate to accelerated depreciation and lease termination charges as a result of store updates and closures, corporate restructuring and related costs, and charges related to the destruction of inventory. Refer to the "Executive Overview" herein, Note 4, "Transformation and Other Actions" and Note 17, "Subsequent Event," for further information.
Additional transformation actions and acquisition costs will continue into the remainder of fiscal 2015.
First six months fiscal 2014 Items
There were no items affecting comparability in the first six months of fiscal 2014.
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2015 has been presented both including and excluding currency fluctuation effects (primarily attributable to Coach Japan).

Net Sales
Net sales decreased 12.1% or $312.2 million to $2.26 billion. Excluding the effects of foreign currency, net sales decreased 10.8% or $277.9 million. This decrease was driven by lower net sales in the North America business partially offset by gains in the International business and increased sales in other ancillary channels. The following table presents net sales by reportable segment for the first six months of fiscal 2015 compared to the first six months of fiscal 2014:

	Six Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	December 27, 2014	December 28, 2013		December 27, 2014	December 28, 2013
	(dollars in millions)
	(unaudited)
North America	$1,418.3	$1,761.3	(19.5)%	62.8%	68.5%
International	801.5	789.6	1.5	35.5	30.7
Other(1)	38.4	19.5	96.9	1.7	0.8
Total net sales	$2,258.2	$2,570.4	(12.1)%	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
North America Net Sales decreased 19.5% or $343.0 million to $1.42 billion. This decrease was primarily driven by lower comparable store sales of $368.3 million or 23% largely due to lower traffic. The Internet business had a negative impact, of approximately 600 basis points, on comparable store sales which is attributable to the Company's decision to limit access to our outlet Internet sales site. North America sales were also negatively impacted by lower wholesale sales of approximately $25.4 million due to lower shipments. This decrease was partially offset by an increase of $63.9 million related to net sales generated by new store openings which were partially offset by the absence of net sales for those stores that have closed since the first six months of fiscal 2014. Since the end of the second quarter of fiscal 2014, Coach opened a net 8 outlet stores, including the closure of two Men’s outlet stores, and closed a net 32 retail stores.
International Net Sales increased 1.5% or $11.9 million to $801.5 million. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $42.0 million or 5.3%. This increase was primarily due to low double digit growth in China reflecting an increase of $29.8 million primarily due to net new stores, an increase of $16.7 million related to the expansion of our business in Europe and an increase of $13.7 million in our international wholesale business due to higher shipments. These increases were partially offset by a decrease in net sales in Japan of $21.3 million due to lower traffic. Since the end of the second quarter of fiscal 2014, we opened 29 net new stores, with 23 net new stores in mainland China, Hong Kong and Macau and Japan, and six net new stores in the other regions.
Gross Profit
Gross profit decreased 14.0% or $253.9 million to $1.56 billion from $1.81 billion in the first six months of fiscal 2014. Gross margin for the first six months of fiscal 2015 was 68.9% as compared to 70.4% in the first six months of fiscal 2014. Excluding items affecting comparability of $5.0 million, related to charges under our Transformation plan in the first six months of fiscal 2015, gross profit decreased 13.8% or $248.9 million to $1.56 billion; and gross margin was 69.1% in the first six months of fiscal 2015. There were no items affecting comparability in the first six months of fiscal 2014. Furthermore, our gross profit was negatively impacted by unfavorable effects of foreign currency of $17.4 million.
North America Gross Profit decreased 20.0% or $227.9 million to $910.1 million in the first six months of fiscal 2015. Gross margin decreased 40 basis points from 64.6% in the first six months of fiscal 2014 to 64.2% in the first six months of fiscal 2015. The decrease in gross margin is due to selling products with a higher average unit cost and increased penetration of our broadened lifestyle categories.
International Gross Profit decreased 0.9% or $5.7 million to $617.8 million in the first six months of fiscal 2015. Gross margin decreased 190 basis points from 79.0% in the first six months of fiscal 2014 to 77.1% in the first six months of fiscal 2015. The decrease in gross margin is primarily due to increased promotional activity of 90 basis points, selling products with a higher average unit cost and increased penetration of our broadened lifestyle categories of 70 basis points and to a lesser extent due to the negative translation effect of changes in foreign currency, primarily associated with fluctuations in the Japanese Yen.
Corporate Unallocated Gross Profit decreased $25.1 million from $31.5 million in the first six months of fiscal 2014 to $6.4 million in the first six months of fiscal 2015. Excluding items affecting comparability of $5.0 million in the first six months of fiscal 2015, gross profit decreased by $20.1 million to $11.4 million in first six months of fiscal 2015, due to less favorable production variances.
Selling, General and Administrative Expenses
SG&A expenses increased 4.6% or $48.5 million to $1.10 billion in the first six months of fiscal 2015 as compared to $1.05 billion in the first six months of fiscal 2014. As a percentage of net sales, SG&A expenses increased to 48.7% during the first six months of fiscal 2015 as compared to 40.9% during the first six months of fiscal 2014. Excluding items affecting comparability of $55.7 million in the first six months of fiscal 2015, SG&A expenses decreased $7.2 million from the first six months of fiscal 2014; and SG&A expenses as a percentage of net sales increased, primarily due to the de-leverage of selling expenses as net sales have declined. There were no items affecting comparability in the first six months of fiscal 2014.
Selling expenses were $758.6 million, or 33.6% of net sales, in the first six months of fiscal 2015 compared to $775.6 million, or 30.2% of net sales, in the first six months of fiscal 2014. The $17.0 million decrease represents lower selling expenses related to our North America stores and Internet business, which were mostly offset by increases to support growth in our International business.
Advertising, marketing, and design costs were $117.5 million, or 5.2% of net sales, in the first six months of fiscal 2015, compared to $122.1 million, or 4.7% of net sales, during the first six months of fiscal 2014. The decrease was the result of fewer promotional events made by the Company, primarily as a result of the Company's decision to limit access to our outlet Internet sales site, as well as the divestiture of the Reed Krakoff business. These costs were partially offset by higher costs for marketing-related events which increased by $11.3 million as compared to the same period in the prior year.
Distribution and consumer service expenses were $36.6 million, or 1.6% of net sales, in the first six months of fiscal 2015, compared to $46.5 million, or 1.8% of net sales in the first six months of fiscal 2014. The decrease was primarily due to lower variable costs as a result of lower sales associated with the Company's decision to limit access to our outlet Internet sales site.
Administrative expenses were $187.5 million, or 8.3% of net sales, in the first six months of fiscal 2015 compared to $107.5 million, or 4.2% of net sales, in the first six months of fiscal 2014. Excluding items affecting comparability of $55.7 million in the first six months of fiscal 2015, administrative expenses were $131.8 million, or 5.8% of net sales, in the first six months of fiscal 2015. The increase is primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Operating Income
Operating income decreased 39.9% or $302.4 million to $455.2 million in the first six months of fiscal 2015 as compared to $757.6 million in the first six months of fiscal 2014. Operating margin decreased to 20.2% in the first six months of fiscal 2015 as compared to 29.5% in the first six months of fiscal 2014. Excluding items affecting comparability of $60.7 million in the first six months of fiscal 2015, operating income decreased 31.9% or $241.7 million to $515.9 million; and operating margin was 22.8% in the first six months of fiscal 2015.
The following table presents operating income by reportable segment for the first six months of fiscal 2015 compared to the first six months of fiscal 2014:

	Six Months Ended
	Operating Income		Variance
	December 27, 2014	December 28, 2013	Amount	%
	(dollars in millions)
	(unaudited)
North America	$517.8	$704.1	$(186.3)	(26.5)%
International	246.4	271.2	(24.8)	(9.1)
Other(1)	16.3	14.1	2.2	15.6
Corporate unallocated	(325.3)	(231.8)	(93.5)	40.3
Total operating income	$455.2	$757.6	$(302.4)	(39.9)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
North America Operating Income decreased 26.5% or $186.3 million to $517.8 million in the first six months of fiscal 2015 reflecting the decrease in gross profit of $227.9 million which was partially offset by lower SG&A expenses of $41.6 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 350 basis points to 36.5% in the first six months of fiscal 2015 from 40.0% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 310 basis points and lower gross margin of 40 basis points.
International Operating Income decreased 9.1% or $24.8 million to $246.4 million in the first six months of fiscal 2015 primarily reflecting higher SG&A expenses of $19.1 million as well as a decrease in gross profit of $5.7 million. The increase in SG&A expenses is related to an $18.0 million increase in China and Asia, excluding Japan, related to new store openings and a $14.2 million increase in Europe to support growth in the business. The increase in SG&A costs were partially offset by foreign currency effects in Japan of $11.8 million. Operating margin decreased 360 basis points to 30.7% in the first six months of fiscal 2015 from 34.3% during the same period in the prior year primarily due to lower gross margin of 190 basis points and higher overall SG&A expenses as a percentage of net sales which increased by 170 basis points.
Corporate Unallocated Operating Expense increased $93.5 million to $325.3 million in the first six months of fiscal 2015, an increase of 40.3% from $231.8 million in the first six months of fiscal 2014. This increase was primarily attributable to charges incurred by the Company in the first six months of fiscal 2015 as part its Transformation Plan. Excluding items affecting comparability, unallocated operating expenses increased by $32.8 million to $264.6 million in the first six months of fiscal 2015. This increase primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Provision for Income Taxes
The effective tax rate was 33.7% in the first six months of fiscal 2015, as compared to 32.3% in the first six months of fiscal 2014. Excluding the items affecting comparability, the effective tax rate was 33.1% in the first six months of 2015. The increase in our effective tax rate was primarily attributable to the geographic mix of our earnings in first six months fiscal 2015 as compared to the first six months fiscal 2014. The loss of certain foreign tax benefits that expired at the end of fiscal 2014 also contributed to the increase in our effective tax rate.
Net Income
Net income decreased 41.3% or $212.7 million to $302.6 million in the first six months of fiscal 2015 as compared to $515.3 million in the first six months of fiscal 2014. Excluding items affecting comparability, net income decreased 32.9% or $169.3 million to $346.0 million in the first six months of fiscal 2015. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 39.9% to $1.09 in the first six months of fiscal 2015 as compared to $1.82 in the first six months of fiscal 2014. Excluding items affecting comparability, net income per diluted share decreased 31.3% to $1.25 in the first six months of fiscal 2015, primarily due to lower net income.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
Non-GAAP Measures
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter and first six months of fiscal 2015 reflect certain items which affect the comparability of our results, including the impact of the Transformation Plan and acquisition-related costs. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 27, 2014	December 28, 2013	Change
	(dollars in millions)
	(unaudited)
Net cash provided by operating activities	$583.6	$564.5	$19.1
Net cash used in investing activities	(13.1)	(523.0)	509.9
Net cash used in financing activities	(314.7)	(536.1)	221.4
Effect of exchange rate changes on cash and cash equivalents	(11.4)	—	(11.4)
Net increase (decrease) in cash and cash equivalents	$244.4	$(494.6)	$739.0
The Company’s cash and cash equivalents increased by $244.4 million in the first six months of fiscal 2015 as compared to a decrease of $494.6 million in the first six months of fiscal 2014.
Net cash provided by operating activities
Net cash provided by operating activities increased $19.1 million primarily due the changes in our operating asset and liability balances of $211.4 million, higher non-cash charges of $20.4 million which were mostly offset by lower net income of $212.7 million.
Changes in our operating asset and liability balances were primarily driven by changes in other balance sheet changes, inventory and accounts payable. Other balances sheet changes, which primarily relate to other assets, were a source of cash of $70.6 million in the first six months of fiscal 2015 mostly related to a decrease in tax receivables and changes in deferred tax accounts. This compares to a use of cash of $37.6 million in the first six months of fiscal 2014. Inventory was a source of cash of $48.7 million as compared to a use of cash of $21.0 million, driven by lower inventory purchases in the first half of fiscal 2015. Accounts payable were a source of cash in the first six months of fiscal 2015 of $10.7 million as compared to a use of cash in the first six months of fiscal 2014 of $48.0 million, driven by the timing of inventory purchases. The increase in non-cash expenses primarily reflected higher transformation and restructuring charges.
Net cash used in investing activities
Net cash used in investing activities was $13.1 million in the first six months of fiscal 2015 and a use of cash during the first six months of fiscal 2014 of $523.0 million. In the first six months of fiscal 2015, the Company had net proceeds from its investment portfolio of $131.3 million compared to net cash used for purchases of investments of $373.5 million in the first six months of fiscal 2014.
Net cash used in financing activities
Net cash used in financing activities was $314.7 million in the first six months of fiscal 2015, as well as a use of $536.1 million during the first six months of fiscal 2014. This net decrease of cash used was primarily due the absence of cash used for share repurchases during the first six months of fiscal 2015. The Company used $349.9 million for share repurchases in the first six months of fiscal 2014. This was partially offset by net repayments of $120.0 million under the Company's revolving credit facility during the first six months of fiscal 2015. There were no net borrowings during the first six months of fiscal 2014.
Revolving Credit Facilities
The Company has a $700.0 million revolving credit facility with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent (the "JP Morgan facility"). During the first quarter of fiscal 2015, the Company amended the JP Morgan facility, extending the maturity date to September 9, 2019. The JP Morgan facility is available to be used for general corporate purposes of the Company and its subsidiaries. At Coach’s request and lenders’ consent, revolving commitments of the JP Morgan facility may be increased to $1.0 billion. As of December 27, 2014 and June 28, 2014 there was $20.0 million and $140.0 million outstanding under the JP Morgan facility, respectively. Our average borrowings outstanding for the first six months of fiscal 2015 and fiscal 2014 were $209.5 million and $50.0 million, respectively.

Borrowings under the JP Morgan Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the JP Morgan Facility. At December 27, 2014, the commitment fee was 9 basis points.
The JP Morgan facility contains various covenants and customary events of default. As of December 27, 2014, no known events of default have occurred under the JP Morgan facility.
Coach Japan maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, with maximum borrowing capacity of 5.3 billion yen, or approximately $44 million at December 27, 2014. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2014 and through the first six months of fiscal 2015, there were no outstanding borrowings under these facilities.
Coach Shanghai Limited maintains a credit facility to provide funding for working capital and general corporate purposes, with a maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10 million at December 27, 2014. Interest is based on the People's Bank of China rate. During fiscal 2014 and through the first six months of fiscal 2015, there were no outstanding borrowings under this facility.
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
During the first six months of fiscal 2015, the Company did not repurchase any shares. During the first six months of fiscal 2014, the Company repurchased and retired 6.6 million shares, or $350.0 million at an average cost of $53.08 per share.
As of December 27, 2014, Coach had $836.7 million remaining in the stock repurchase program.
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
We had $20.0 million in revolving credit borrowings outstanding under our credit facilities as of December 27, 2014. We will continue to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, funding our investment in the Hudson Yards joint venture, our transformation-related initiatives, acquisition-related costs, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. This is expected to continue to lead to increased outstanding debt during fiscal 2015.
Management believes that cash flow from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the foreseeable future, our plans for acquisitions, further business expansion and transformation-related initiatives. Future events, such as acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to Coach on acceptable terms or at all. Coach’s ability to fund its working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Coach’s control.
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
Hudson Yards Joint Venture
In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. Upon completion of the office tower, the Company will retain a condominium interest serving as its new corporate headquarters. During the six months ended December 27, 2014, the Company invested $64.8 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $245.9 million in the joint venture. The Company expects to further invest approximately $284 million, substantially all of which will be by the end of fiscal 2016, with approximately $91 million estimated to be invested during the remainder of fiscal 2015, depending on construction progress. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and expects to incur approximately $187 million of capital expenditures over the remaining period of construction, of which approximately $90 million to $110 million is expected over the remainder of fiscal 2015.
Stuart Weitzman Acquisition
Subsequent to the end of the second quarter of fiscal 2015, in January 2015, the Company entered into a Purchase Agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco.  Under the terms of the Purchase Agreement, Coach has agreed to purchase all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for approximately $530 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets.
The Company intends to fund the acquisition through a combination of cash on-hand, our existing credit facility as well as potentially accessing financing options available to us in the credit and capital markets.
Seasonality
Because Coach products are frequently given as gifts, Coach experiences seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, Coach builds inventory for the holiday selling season.  In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 27, 2014 are not necessarily indicative of that expected for the full fiscal 2015.  However, fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2014 10-K. As of December 27, 2014, there have been no material changes to any of the critical accounting policies contained therein.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into foreign currency derivative contracts, primarily zero-cost collar options. As of December 27, 2014 and June 28, 2014, zero-cost collar options designated as cash flow hedges with a notional amount of $110.5 million and $90.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 27, 2014.
Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the British Pound Sterling, and the Malaysian Ringgit. To manage the exchange rate risk related to these loans, the Company enters into forward exchange and cross-currency swap contracts, the terms of which include the exchange of foreign currency fixed interest for U.S. dollar fixed interest and an exchange of the foreign currency and U.S. dollar based notional values at the maturity dates of the contracts, the latest of which is January 2015. As of December 27, 2014 and June 28, 2014 the total notional values of outstanding forward exchange and cross-currency swap contracts related to these loans were $23.5 million and $13.2 million, respectively.
The fair value of outstanding foreign currency derivatives included in current assets at December 27, 2014 and June 28, 2014 was $10.8 million and $0.5 million, respectively. There were no outstanding foreign currency derivatives included in current liabilities as of December 27, 2014. The fair value of outstanding foreign currency derivatives included in current liabilities at June 28, 2014 was $0.9 million.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Victor Luis, Chief Executive Officer of the Company, and Jane Nielsen, Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of December 27, 2014.
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
Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations; the acquired Stuart Weitzman business may underperform relative to our expectations; and the Stuart Weitzman acquisition may cause our financial results to differ from our expectations or the expectations of the investment community.
On January 5, 2015, we entered into a definitive agreement with private equity firm Sycamore Partners to acquire Stuart Weitzman Holdings LLC, a leading designer and manufacturer of women's luxury footwear. The closing is currently expected to occur in our fiscal fourth quarter. We may have difficulty integrating the Stuart Weitzman business into our operations or otherwise successfully managing the expansion of the Stuart Weitzman business. The potential difficulties of integrating the operations of an acquired business, such as Stuart Weitzman, and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

•	failure that the business does not perform as planned following the acquisition or does not achieve anticipated revenue or profitability targets;

•	delays, unexpected costs or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings or synergies and/or a need to allocate resources to manage unexpected operating difficulties;

•	difficulties assimilating the operations and personnel of acquired companies into our operations;

•	diversion of the attention and resources of management or other disruptions to current operations;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in the acquired business and our business;

•	consumers’ failure to accept product offerings by us or our licensees;

•	assumption of liabilities not identified in due diligence;

•	the impact on our or an acquired business’ internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002; and

•	other unanticipated issues, expenses and liabilities.
Our failure to successfully complete the integration of any acquired business, including Stuart Weitzman, could have an adverse effect on our business, financial condition and operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the second quarter of fiscal 2015. As of December 27, 2014, Coach had $836.7 million remaining in the stock repurchase program. The Company repurchases its common shares under the repurchase program that was approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

10.1*	Purchase Agreement by and among Stuart Weitzman Topco LLC, Stuart Weitzman Intermediate LLC, and Coach, dated January 5, 2015
10.2*	Letter Agreement, dated January 5, 2015, between Coach and Stuart Weitzman
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name:	Jane Nielsen
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 4, 2015