Form 10-Q
period 2015-03-28
COACH INC
filed 2015-05-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 24, 2015 the Registrant had 276,287,335 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Future results will vary from historical results and historical trends are not indicative of future trends, which will depend upon a number of factors, including but not limited to: (i) the successful execution of our business strategies including our multi-year transformation initiatives and our future integration of the Stuart Weitzman business into our operations; (ii) the effect of existing and new competition in the marketplace; (iii) our exposure to international risks, including currency fluctuations and our efforts to expand internationally into a global lifestyle brand; (iv) changes in economic or political conditions in the markets where we sell or source our products; (v) our ability to successfully anticipate consumer preferences; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales on our operating results; (viii) our ability to access credit and capital markets; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; (x) the impact of relocating to our new global corporate headquarters, including cost overruns and disruptions in our operations; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2015	June 28, 2014
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,782.0	$591.9
Short-term investments	239.2	276.7
Trade accounts receivable, less allowances of $2.1 million and $1.4 million, respectively	196.9	198.6
Inventories	456.9	526.2
Deferred income taxes	94.0	112.6
Other current assets	129.0	149.2
Total current assets	2,898.0	1,855.2
Property and equipment, net	668.4	713.9
Long-term investments	399.7	484.5
Goodwill	315.6	361.4
Other assets	231.0	248.1
Total assets	$4,512.7	$3,663.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$165.3	$153.9
Accrued liabilities	518.2	518.7
Current debt	7.5	140.5
Total current liabilities	691.0	813.1
Long-term debt	889.2	—
Other liabilities	392.2	429.4
Total liabilities	1,972.4	1,242.5

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 276.1 million and 274.4 million shares, respectively	2.8	2.7
Additional paid-in-capital	2,719.7	2,646.1
Accumulated deficit	(107.9)	(219.5)
Accumulated other comprehensive loss	(74.3)	(8.7)
Total stockholders' equity	2,540.3	2,420.6
Total liabilities and stockholders' equity	$4,512.7	$3,663.1

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(millions, except per share data)
	(unaudited)
Net sales	$929.3	$1,099.6	$3,187.5	$3,670.0
Cost of sales	263.8	318.3	966.6	1,079.4
Gross profit	665.5	781.3	2,220.9	2,590.6
Selling, general and administrative expenses	541.5	518.6	1,641.7	1,570.3
Operating income	124.0	262.7	579.2	1,020.3
Interest (expense) income, net	(1.2)	(2.0)	(0.1)	1.6
Income before provision for income taxes	122.8	260.7	579.1	1,021.9
Provision for income taxes	34.7	70.0	188.4	315.8
Net income	$88.1	$190.7	$390.7	$706.1
Net income per share:
Basic	$0.32	$0.69	$1.42	$2.53
Diluted	0.32	0.68	1.41	2.51
Shares used in computing net income per share:
Basic	275.9	276.1	275.5	278.9
Diluted	277.4	278.8	276.8	281.6
Cash dividends declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(millions)
	(unaudited)
Net income	$88.1	$190.7	$390.7	$706.1
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on cash flow
hedging derivatives	(2.4)	(0.1)	5.2	(0.8)
Net unrealized gains (losses) on available-for-
sale investments	0.5	4.5	(1.1)	3.7
Foreign currency translation adjustments	(2.1)	3.6	(69.7)	(7.0)
Other comprehensive (loss) income, net of tax	(4.0)	8.0	(65.6)	(4.1)
Comprehensive income	$84.1	$198.7	$325.1	$702.0

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 28, 2015	March 29, 2014
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$390.7	$706.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.2	138.1
Provision for bad debt	1.5	1.2
Share-based compensation	67.0	68.8
Excess tax shortfall (benefit) from share-based compensation	4.7	(0.5)
Transformation and other related charges; sale of Reed Krakoff business	38.9	(0.9)
Deferred income taxes	16.7	28.3
Other non-cash (benefits) charges, net	(6.4)	3.8
Changes in operating assets and liabilities:
Trade accounts receivable	(10.0)	(23.9)
Inventories	31.4	(55.5)
Accounts payable	14.9	(73.8)
Accrued liabilities	22.4	(79.5)
Other liabilities	(7.6)	(15.4)
Other balance sheet changes, net	49.4	(27.5)
Net cash provided by operating activities	750.8	669.3
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(97.4)	(62.9)
Acquisitions, net of cash acquired	—	(2.0)
Purchases of property and equipment	(124.5)	(157.6)
Purchases of investments	(50.5)	(520.7)
Proceeds from maturities and sales of investments	265.8	69.3
Acquisition of lease rights	(11.6)	—
Net cash used in investing activities	(18.2)	(673.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(278.6)	(283.7)
Repurchase of common stock	—	(524.9)
Proceeds from issuance of long-term debt, net of discount	896.7	—
Debt Issuance costs	(6.6)	—
Repayment of debt	(0.5)	(0.5)
Proceeds from share-based awards	21.7	45.0
Borrowings under revolving credit facility	340.0	360.0
Repayment of revolving credit facility	(480.0)	(150.0)
Taxes paid to net settle share-based awards	(14.9)	(39.6)
Excess tax (shortfall) benefit from share-based compensation	(4.7)	0.5
Acquisition-related payment of contingent consideration	(3.8)	—
Net cash provided by (used in) financing activities	469.3	(593.2)
Effect of changes in foreign exchange rates on cash and cash equivalents	(11.8)	(1.5)
Increase (decrease) in cash and cash equivalents	1,190.1	(599.3)
Cash and cash equivalents at beginning of period	591.9	1,062.8
Cash and cash equivalents at end of period	$1,782.0	$463.5
Supplemental information:
Cash paid for income taxes, net	$133.3	$316.1
Cash paid for interest	$1.4	$0.8

See accompanying Notes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(In millions, except per share data)
(Unaudited)

1. Nature of Operations
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle collections. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, women’s and men’s small leather goods, business cases, footwear, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach’s products are sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy and Belgium, as well as sales to wholesale customers and distributors in approximately 40 countries. The Company also records sales generated in ancillary channels including licensing and disposition.
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
The results of operations, cash flows and comprehensive income for the three and nine months ended March 28, 2015 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2015 ("fiscal 2015").
Basis of Consolidation
These unaudited interim condensed consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company, including all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2015 will be a 52-week period. Fiscal 2014 ended on June 28, 2014 and was also a 52-week period ("fiscal 2014"). The third quarter of fiscal 2015 ended on March 28, 2015 and was a 13-week period. The third quarter of fiscal 2014 ended on March 29, 2014 and was also a 13-week period.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3. Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which modifies the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present these costs in our condensed consolidated balance sheets as a direct deduction from the related debt liability, rather than the Company's current classification as a deferred asset within Other assets. The requirements of the new standard will become effective for fiscal years, and interim periods within those fiscal years (including retrospective application), beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. Early adoption is also permitted. The Company is currently evaluating this guidance and does not expect the application of this standard to have a material impact on the presentation of debt issuance costs within Coach's condensed consolidated balance sheets.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The requirements of the new standard are currently effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2018. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.
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
As of March 28, 2015, the Company expects to incur pre-tax charges in the range of $300 million, in total, under the Transformation Plan. In the fourth quarter of fiscal 2014, the Company recorded charges of $131.5 million under this plan. During the quarter ended March 28, 2015 the Company incurred transformation-related charges of $22.5 million, ($12.1 million after-tax, or $0.04 per diluted share). For the nine months ended March 28, 2015, the Company incurred transformation-related charges of $79.7 million, ($53.2 million after-tax, or $0.19 per diluted share). For the three and nine months ended March 28, 2015 the charges recorded in selling, general and administrative ("SG&A") expenses were $22.5 million and $74.7 million, respectively, and primarily relate to the Company's North America business. There were no charges recorded in cost of sales for the quarter ended March 28, 2015. There were $5.0 million recorded in cost of sales for the nine months ended March 28, 2015, primarily related to the Company's North America business.
A summary of charges and related liabilities under the Company's Transformation Plan are as follows (in millions):

	Inventory-Related Charges(1)	Impairment(2)	Store-Related Costs(3)	Organizational Efficiency Costs(4)	Other(5)	Total
Balance at June 29, 2013	$—	$—	$—	$—	$—	$—
Fiscal 2014 charges	82.2	35.5	12.2	1.0	0.6	131.5
Cash payments	—	—	—	—	—	—
Non-cash adjustments	(66.8)	(35.5)	(6.7)	—	—	(109.0)
Balance at June 28, 2014	15.4	—	5.5	1.0	0.6	22.5
Fiscal 2015 charges	3.0	—	41.9	29.4	5.4	79.7
Cash payments	(15.1)	—	(10.9)	(18.3)	(4.0)	(48.3)
Non-cash adjustments	(3.0)	—	(31.3)	(4.5)	(0.1)	(38.9)
Balance at March 28, 2015	$0.3	$—	$5.2	$7.6	$1.9	$15.0

(1)
Inventory-related charges, recorded within cost of sales, primarily relate to reserves for the donation and destruction of certain on-hand inventory and future non-cancelable inventory purchase commitments.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
The Company expects to incur additional pre-tax charges of about $100 million during the remainder of fiscal 2015 and into fiscal 2016 in connection with the Transformation Plan. These costs will primarily consist of store-related costs and organizational efficiency charges.
Sale of Reed Krakoff Business
In the first quarter of fiscal 2014, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC ("Buyer"). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the "Reed Krakoff Purchase Agreement") with Buyer and Reed Krakoff, the Company’s former President and Executive Creative Director, and resulted in Coach recording a cost method investment of $3.3 million, which was included in Long-term investments in the condensed consolidated balance sheet. During the third quarter of fiscal 2015, the Company wrote-off its cost method investment, with the charge recorded within SG&A expenses.
In connection with the Reed Krakoff Purchase Agreement, Mr. Krakoff’s resignation from Coach and the closing of the sale, Mr. Krakoff waived his right to receive compensation, salary, bonuses, equity vesting and certain other benefits. The Company recorded a loss of $2.7 million during the first quarter of fiscal 2014 related to the sale, which is recorded in SG&A expenses on the condensed consolidated statements of income.
5. Acquisitions
Fiscal 2015 Acquisition
On January 5, 2015, the Company entered into a purchase agreement (the "Stuart Weitzman Purchase Agreement") with Stuart Weitzman Topco LLC ("Topco") and Stuart Weitzman Intermediate LLC ("Stuart Weitzman"), a wholly owned subsidiary of Topco, which Coach believes will complement its current leadership position in premium handbags and accessories. Subsequent to the end of the third quarter of fiscal 2015 (May 4, 2015), the acquisition was consummated. The operating results of the Stuart Weitzman business will be consolidated in the Company's operating results commencing on May 4, 2015. The Company is in the process of assessing the fair values of the assets acquired and the liabilities assumed. Given the timing of the acquisition, the initial purchase accounting for the business combination including the valuation of net assets acquired at fair value is not yet complete at this time.
Under the terms of the Stuart Weitzman Purchase Agreement, Coach has agreed to purchase all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $530 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets. The Stuart Weitzman Purchase Agreement also contains a catch-up provision that provides that if the revenue targets are missed in any one year but are surpassed in succeeding years then amounts for past years become due upon surpassing targets in succeeding years.  The total amount payable under the earn-out will not exceed $44 million. On May 4, 2015, the Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 10, "Debt."
The Stuart Weitzman Purchase Agreement includes customary representations and warranties and covenants relating to the operations of business prior to the closing of the transaction. The Stuart Weitzman Purchase Agreement is subject to termination under certain circumstances, including that both parties will have the right to terminate the Stuart Weitzman Purchase Agreement if the closing has not occurred by May 25, 2015 or upon a material breach by the other party of the Stuart Weitzman Purchase Agreement that is not cured within twenty days' notice to the other party.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended March 28, 2015, the Company has incurred approximately $3.5 million, in acquisition-related costs, recorded within SG&A expenses. There were no costs incurred during the three months ended March 28, 2015.
Fiscal 2014 Acquisition
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
6. Goodwill and Intangible Assets
The change in the carrying amount of the Company’s goodwill, all of which is included within the International reportable segment, is as follows (in millions):

Total
Balance at June 28, 2014	$361.4
Foreign exchange impact	(45.8)
Balance at March 28, 2015	$315.6

At March 28, 2015 and June 28, 2014, the Company’s intangible assets, which are not subject to amortization, consisted of $9.8 million of trademarks which are recorded within Other assets on the condensed consolidated balance sheets.
7. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below (in millions, except per share data):

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 29, 2013	281.9	$2.8	$2,520.5	$(101.9)	$(12.2)	$2,409.2
Net income	—	—	—	706.1	—	706.1
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Shares issued for stock options and employee benefit plans	2.5	0.1	5.4	—	—	5.5
Share-based compensation	—	—	78.6	—	—	78.6
Excess tax benefit from share-based compensation	—	—	0.5	—	—	0.5
Repurchase and retirement of common stock	(10.2)	(0.2)	—	(524.7)	—	(524.9)
Dividends declared ($1.0125 per share)	—	—	—	(281.6)	—	(281.6)
Balance at March 29, 2014	274.2	$2.7	$2,605.0	$(202.1)	$(16.3)	$2,389.3

Balance at June 28, 2014	274.4	$2.7	$2,646.1	$(219.5)	$(8.7)	$2,420.6
Net income	—	—	—	390.7	—	390.7
Other comprehensive loss	—	—	—	—	(65.6)	(65.6)
Shares issued for stock options and employee benefit plans	1.7	0.1	6.8	—	—	6.9
Share-based compensation	—	—	71.5	—	—	71.5
Excess tax shortfall from share-based compensation	—	—	(4.7)	—	—	(4.7)
Dividends declared ($1.0125 per share)	—	—	—	(279.1)	—	(279.1)
Balance at March 28, 2015	276.1	$2.8	$2,719.7	$(107.9)	$(74.3)	$2,540.3

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
During the first nine months of fiscal 2015, the Company did not repurchase any shares. During the third quarter of fiscal 2014, the Company repurchased and retired 3.6 million shares, or $174.9 million at an average cost of $47.99 per share. For the nine months ended March 29, 2014, the Company repurchased and retired 10.2 million shares, or $524.9 million at an average cost of $51.27.
As of March 28, 2015, Coach had $836.7 million remaining in the stock repurchase program.
The components of accumulated other comprehensive (loss) income ("AOCI"), as of the dates indicated, are as follows (in millions):

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized (Losses) Gains on Available- for-Sale Securities	Cumulative Translation Adjustment	Other(2)	Total
Balances at June 29, 2013	$3.7	$(1.3)	$(11.6)	$(3.0)	$(12.2)
Other comprehensive income (loss) before reclassifications	3.9	2.8	(7.0)	—	(0.3)
Less: gains (losses) reclassified from accumulated other comprehensive income to earnings	4.7	0.1	—	(1.0)	3.8
Net current-period other comprehensive (loss) income	(0.8)	2.7	(7.0)	1.0	(4.1)
Balances at March 29, 2014	$2.9	$1.4	$(18.6)	$(2.0)	$(16.3)

Balances at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	9.6	(1.1)	(69.7)	—	(61.2)
Less: gains reclassified from accumulated other comprehensive income to earnings	4.4	—	—	—	4.4
Net current-period other comprehensive income (loss)	5.2	(1.1)	(69.7)	—	(65.6)
Balances at March 28, 2015	$5.8	$0.7	$(78.9)	$(1.9)	$(74.3)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($3.2) million and ($1.8) million as of March 28, 2015 and March 29, 2014, respectively. The amounts reclassified from AOCI are net of tax of ($2.3) million and ($2.8) million as of March 28, 2015 and March 29, 2014, respectively.

(2)
As of March 28, 2015 and March 29, 2014, Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at March 28, 2015 and March 29, 2014 are net of tax of $1.5 million and $1.5 million, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(millions, except per share data)
Net income	$88.1	$190.7	$390.7	$706.1

Total weighted-average basic shares outstanding	275.9	276.1	275.5	278.9
Effect of dilutive securities	1.5	2.7	1.3	2.7
Total weighted-average diluted shares	277.4	278.8	276.8	281.6

Net income per share:
Basic	$0.32	$0.69	$1.42	$2.53
Diluted	$0.32	$0.68	$1.41	$2.51

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain performance goals. Performance-based RSUs ("PRSUs") are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 28, 2015 and March 29, 2014, there were approximately 6.9 million and 6.0 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of PRSUs, which were excluded from the diluted share calculations.
9. Share-based Compensation
The following table shows the total compensation cost and the related tax benefits recognized for share-based compensation plans in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2015(1)	March 29, 2014	March 28, 2015(1)	March 29, 2014(2)
	(millions)
Share-based compensation expense	$24.4	$25.8	$71.5	$78.6
Income tax benefit related to share-based compensation expense	7.4	8.0	21.7	24.4

(1)
During the three and nine months ended March 28, 2015, the Company incurred approximately $1.7 million and $4.5 million of share-based compensation expense, respectively, that are related to organizational efficiency costs under the Company's Transformation Plan primarily as a result of the accelerated vesting of certain awards. See Note 4, "Transformation and Other Actions," for more information. Approximately $0.6 million and $1.7 million of income tax benefit is associated with these actions for the three and nine months ended March 28, 2015, respectively.

(2)
Approximately $9.8 million of share-based compensation expense (and approximately $3.8 million of income tax benefit) is related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity under the Coach stock option plans during the nine months ended March 28, 2015 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at June 28, 2014	11.7	$44.21
Granted	4.0	36.26
Exercised	(0.8)	25.17
Forfeited or expired	(0.9)	48.73
Outstanding at March 28, 2015	14.0	42.71
Vested and expected to vest at March 28, 2015	13.8	42.74
Exercisable at March 28, 2015	8.3	43.33
At March 28, 2015, $28.9 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of individual options granted during the first nine months of fiscal 2015 and fiscal 2014 was $6.41 and $9.94, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2015 and fiscal 2014 was $9.4 million and $26.1 million, respectively.
The total cash received from these option exercises was $19.9 million for the first nine months of fiscal 2015 and $42.5 million for the first nine months of fiscal 2014. The actual tax benefit realized from these option exercises was $3.6 million and $9.7 million, respectively.
Service-based Restricted Stock Unit Awards
A summary of RSU activity during the nine months ended March 28, 2015 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 28, 2014	3.2	$54.68
Granted	1.8	36.26
Vested	(1.3)	56.70
Forfeited	(0.4)	48.64
Non-vested at March 28, 2015	3.3	44.78
At March 28, 2015, $82.3 million of total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value per share of RSU awards granted during the first nine months of fiscal 2015 and fiscal 2014 was $36.26 and $53.09, respectively. The total fair value of RSUs vested during the first nine months of fiscal 2015 and fiscal 2014 was $45.5 million and $76.9 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards
A summary of PRSU activity during the nine months ended March 28, 2015 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 28, 2014	0.9	$44.60
Granted	0.4	36.28
Change due to performance condition achievement	(0.1)	54.67
Vested(1)	—	58.34
Forfeited(1)	—	49.29
Non-vested at March 28, 2015	1.2	41.08

(1)	During the first nine months of fiscal 2015, less than 0.1 million PRSU's vested or forfeited, individually and in the aggregate.
At March 28, 2015, $19.0 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.2 years.
Included in the non-vested amount at March 28, 2015 are approximately 0.8 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the first nine months of fiscal 2015 with this performance criteria.
The weighted-average grant-date fair value per share of PRSU awards granted during the first nine months of fiscal 2015 and fiscal 2014 was $36.28 and $32.29, respectively. The total fair value of shares vested during the first nine months of fiscal 2015 and fiscal 2014 was $0.7 million and $23.1 million, respectively.
In the first nine months of fiscal 2015 and 2014, the cash tax benefit realized for the tax deductions from all service and performance-based RSUs were $19.9 million and $33.1 million, respectively.
10. Debt
The following table summarizes the components of the Company’s outstanding debt:

	March 28, 2015	June 28, 2014
	(millions)
Current Debt:
Term Loan	$7.5	$—
Revolving Facility	—	140.0
Other	—	0.5
Total Current Debt	$7.5	$140.5

Long-Term Debt:
Term Loan	$292.5	$—
4.250% Senior Notes	600.0	—
Total Long-Term Debt	892.5	—
Less: Unamortized Discount on 4.250% Senior Notes	(3.3)	—
Total Long-Term Debt, net	$889.2	$—
For the third quarter of fiscal 2015 and fiscal 2014, the Company recognized interest expense of $2.6 million and $0.7 million, respectively. For the nine months ended on March 28, 2015 and March 29, 2014, the Company recognized interest expense of $4.0 million and $1.5 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of March 28, 2015, there were no borrowings under the Revolving Facility.
The Term Loan will be repaid in quarterly installments beginning in September 2015 as follows:

(in millions)
September 2015 through June 2018	$3.8
September 2018 through June 2019	7.5
September 2019 through December 2019	11.3
The remaining expected outstanding balance of $202.5 million will be due on maturity at March 18, 2020. There is no penalty for early repayment of outstanding amounts under the Term Loan. The Amended and Restated Credit Agreement will continue to be used for general corporate purposes of the Company and its subsidiaries.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, Coach pays a commitment fee on the average daily unused amount of the Revolving Facility. At March 28, 2015, the interest rate on these borrowings was 1.395% and the commitment fee was 0.125%.
The fair value of the outstanding balance of the Term Loan as of March 28, 2015 approximated carrying value, and was based on available external pricing data and current market rates for similar debt instruments, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The Amended and Restated Credit Agreement contains various covenants and customary events of default. As of March 28, 2015, no known events of default have occurred.
4.250% Senior Notes
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Interest is payable semi-annually on April 1 and October 1 beginning October 1, 2015. Prior to January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 4.250% Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 4.250% Senior Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 4.250% Senior Notes calculated as if the maturity date of the 4.250% Senior Notes was January 1, 2025 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture for the 4.250% Senior Notes) plus 35 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date. On and after January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 4.250% Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to 100% of the principal amount of the 4.250% Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date.
At March 28, 2015, the fair value of the 4.250% Senior Notes was approximately $608 million, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of March 28, 2015, no known events of default have occurred.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Other
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $44 million, as of March 28, 2015. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points. During fiscal 2014 and through the third quarter of fiscal 2015, there were no borrowings under these facilities.
Coach Shanghai Limited, a wholly owned subsidiary of the Company, maintains a credit facility to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 63.0 million Chinese renminbi, or approximately $10 million, as of March 28, 2015. Interest is based on the People's Bank of China rate. During fiscal 2014 and through the third quarter of fiscal 2015, there were no borrowings under this facility.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s assets and liabilities at March 28, 2015 and June 28, 2014 (in millions):

	Level 1		Level 2
	March 28, 2015	June 28, 2014	March 28, 2015	June 28, 2014
Assets:
Cash equivalents(1)	$509.4	$1.2	$326.3	$45.1
Short-term investments:
Time deposits(2)	—	—	—	75.1
Government securities - U.S.(2)	51.8	42.0	—	—
Corporate debt securities - U.S.(2)	—	—	97.1	25.4
Corporate debt securities - non U.S.(2)	—	—	72.0	34.6
Long-term investments:
Asset backed securities(3)	—	—	0.2	1.1
Government securities - U.S.(3)	9.3	55.3	—	—
Corporate debt securities - U.S.(3)	—	—	65.8	144.9
Corporate debt securities - non U.S.(3)	—	—	45.9	98.8
Derivative Assets:
Zero-cost collar options(4)	—	—	5.4	0.4
Forward contracts and cross currency swaps(4)	—	—	0.1	0.1
Total	$570.5	$98.5	$612.8	$425.5
Liabilities:
Derivative liabilities:
Zero-cost collar options(4)	$—	$—	$0.4	$0.6
Forward contracts and cross currency swaps(4)	—	—	—	0.3
Total	$—	$—	$0.4	$0.9

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

Refer to Note 10, "Debt," for the fair value of the Company's outstanding debt instruments.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
Hedging Portfolio
The Company enters into derivative contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the condensed consolidated statements of income as follows:

•
Zero-cost collars - These derivatives are primarily executed by two of the Company’s businesses outside of the United States (Coach Japan and Coach Canada), and are recognized as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from April 2015 to March 2016.

•
Cross currency swaps - These derivatives relate to intercompany loans, and are recognized as a foreign currency gain (loss) generally in the period in which the related payments being hedged are revalued or settled.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Forward foreign currency exchange contracts, designated as fair value hedges and associated with intercompany and other contractual obligations, are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued. Current maturity dates are in April 2015.
The following tables provide information related to the Company’s derivatives as of March 28, 2015 and June 28, 2014:

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
Designated Derivative Hedging Instruments(1)	March 28, 2015	June 28, 2014	Balance Sheet Classification	March 28, 2015	June 28, 2014	Balance Sheet Classification	March 28, 2015	June 28, 2014
	(millions)
C - Inventory purchases	$130.1	$90.2	Other current assets	$5.4	$0.4	Accrued liabilities	$(0.4)	$(0.6)
CCS - Intercompany loans	—	4.8	Other current assets	—	0.1	—	—	—
FC - Intercompany loans	21.1	8.4	Other current assets	0.1	—	—	—	—
FC - Contractual obligations(2)	—	4.0	—	—	—	Accrued liabilities	—	(0.3)
Total Hedges	$151.2	$107.4		$5.5	$0.5		$(0.4)	$(0.9)

(1)	C = Zero-cost Collars; CCS = Cross Currency Swaps; FC = Forward foreign currency exchange contracts

(2)	Contractual obligations at the end of fiscal 2014 consisted of a $4.0 million payment due to Shinsegae International, related to the acquisition of the domestic retail business in South Korea.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended(1)		Nine Months Ended(2)
	(millions)
	March 28,	March 29,	March 28,	March 29,
Designated Cash Flow Hedges:	2015	2014	2015	2014
C - Inventory purchases	$0.2	$(1.3)	$9.6	$4.0
CCS - Intercompany loans	—	1.9	—	(0.1)
Total	$0.2	$0.6	$9.6	$3.9

(1)	For the three months ended March 28, 2015 and March 29, 2014, the amounts above are net of tax of $0.1 million and $1.0 million, respectively.

(2)	For the nine months ended March 28, 2015 and March 29, 2014, the amounts above are net of tax of ($5.1) million and ($2.2) million, respectively.

	Amount of Net Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended(1)		Nine Months Ended(2)
	(millions)
	March 28,	March 29,	March 28,	March 29,	Income Statement
Designated Cash Flow Hedges:	2015	2014	2015	2014	Classification
C - Inventory Purchases	$2.6	$0.8	$4.4	$4.7	Cost of sales

(1)	For the three months ended March 28, 2015 and March 29, 2014, the amounts above are net of tax of ($1.3) million and $0.3 million, respectively.

(2)	For the nine months ended March 28, 2015 and March 29, 2014, the amounts above are net of tax of ($2.3) million and ($2.8) million, respectively.
During the three and nine months ended March 28, 2015 and March 29, 2014, there were no material gains or losses recognized in income due to hedge ineffectiveness.
For forward foreign currency exchange contracts that are designated as fair value hedges, the gain (loss) on the derivative as well as the offsetting gain (loss) on the hedged item attributable to the hedged risk, both of which are recorded within SG&A expenses, resulted in an immaterial net impact to the Company's statement of operations.
The Company expects $6.0 million of net derivative gains included in AOCI at March 28, 2015 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. Investments
The following table summarizes the Company’s investments, all of which are denominated in U.S. dollars, recorded within the condensed consolidated balance sheets as of March 28, 2015 and June 28, 2014:

	March 28, 2015			June 28, 2014
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Government securities - U.S.(1)	$51.8	$9.3	$61.1	$42.0	$55.3	$97.3
Corporate debt securities - U.S.(1)	97.1	65.8	162.9	25.4	144.9	170.3
Corporate debt securities - non-U.S.(1)	72.0	45.9	117.9	34.6	98.8	133.4
Asset backed securities(2)	—	0.2	0.2	—	1.1	1.1
Available-for-sale investments, total	$220.9	$121.2	$342.1	$102.0	$300.1	$402.1
Held to maturity:
Government securities - U.S.(3)	$—	$—	$—	$18.2	$—	$18.2
Corporate debt securities - U.S.(3)	6.7	—	6.7	33.5	—	33.5
Corporate debt securities - non-U.S.(3)	7.9	—	7.9	24.4	—	24.4
Commercial paper(3)	3.7	—	3.7	23.5	—	23.5
Other:
Time deposits(4)	—	—	—	75.1	—	75.1
Other(5)	—	278.5	278.5	—	184.4	184.4
Total Investments	$239.2	$399.7	$638.9	$276.7	$484.5	$761.2

(1)	These securities have maturity dates between calendar years 2015 and 2017 and are recorded at fair value.

(2)	The security matures during calendar year 2016.

(3)	These securities have maturity dates of less than one year and are recorded at amortized cost which approximates fair value utilizing Level 2 information.

(4)	These time deposits have original maturities greater than 3 months and are recorded at fair value.

(5)
Primarily relates to the equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture. As of March 28, 2015 and June 28, 2014, the Company had an equity method investment of $278.5 million and $181.1 million, respectively, in the Hudson Yards joint venture. The Hudson Yards joint venture is determined to be a variable interest entity primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. Coach is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital. Refer to Note 14, "Commitments and Contingencies," for further information. Furthermore, as of June 28, 2014, the Company had a cost method investment of $3.3 million in the Reed Krakoff business, which was written off during the third quarter of fiscal 2015. Refer to Note 4, "Transformation and Other Actions," for further information regarding the Reed Krakoff investment.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities are presented below as of March 28, 2015 and June 28, 2014:

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(millions)
Government securities - U.S.	$61.1	$—	$—	$61.1
Corporate debt securities - U.S.	162.4	0.5	—	162.9
Corporate debt securities - non-U.S.	117.7	0.3	(0.1)	117.9
Asset backed securities	0.2	—	—	0.2
Total	$341.4	$0.8	$(0.1)	$342.1

	June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(millions)
Government securities - U.S.	$97.2	$0.1	$—	$97.3
Corporate debt securities - U.S.	169.3	1.0	—	170.3
Corporate debt securities - non-U.S.	132.7	0.7	—	133.4
Asset backed securities	1.1	—	—	1.1
Total	$400.3	$1.8	$—	$402.1
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
During the three and nine months ended March 28, 2015, the Company invested $32.6 million and $97.4 million in the joint venture, respectively. Since the formation of the Hudson Yards joint venture, the Company has invested $278.5 million in the joint venture.
The Company expects to further invest approximately $250 million into the joint venture, with approximately $50 million estimated to be invested during the remainder of fiscal 2015, depending on construction progress. Substantially all of the investment for the joint venture will be made by the end of fiscal 2016. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters. During the first nine months of fiscal 2015, $1.6 million was included in capital expenditures and the Company expects to incur approximately $190 million of capital expenditures over the remaining period of construction.
On January 5, 2015, the Company entered into the Stuart Weitzman Purchase Agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco. Subsequent to the end of the third quarter of fiscal 2015 (May 4, 2015), the acquisition was consummated. Refer to Note 5, "Acquisitions," for further information.
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

Transformation-related charges incurred by the Company as described in Note 4, "Transformation and Other Actions," are included as corporate unallocated expenses. The following table summarizes segment performance for the three and nine months ended March 28, 2015 and March 29, 2014 (in millions):

	North America	International	Other(1)	Corporate Unallocated	Total
Three Months Ended March 28, 2015
Net sales	$493.2	$428.1	$8.0	$—	$929.3
Gross profit	313.9	328.4	7.3	15.9	665.5
Operating income (loss)	134.3	140.1	4.3	(154.7)	124.0
Income (loss) before provision for income taxes	134.3	140.1	4.3	(155.9)	122.8
Depreciation and amortization expense(2)	16.6	16.2	—	23.8	56.6
Additions to long-lived assets	20.3	19.1	—	5.5	44.9

Three Months Ended March 29, 2014
Net sales	$647.9	$440.6	$11.1	$—	$1,099.6
Gross profit	413.0	348.0	7.1	13.2	781.3
Operating income (loss)	222.0	163.6	5.7	(128.6)	262.7
Income (loss) before provision for income taxes	222.0	163.6	5.7	(130.6)	260.7
Depreciation and amortization expense	17.0	14.4	—	13.8	45.2
Additions to long-lived assets	27.2	12.7	—	11.0	50.9

Nine Months Ended March 28, 2015
Net sales	$1,911.5	$1,229.6	$46.4	$—	$3,187.5
Gross profit	1,224.0	946.2	28.4	22.3	2,220.9
Operating income (loss)	652.1	386.5	20.6	(480.0)	579.2
Income (loss) before provision for income taxes	652.1	386.5	20.6	(480.1)	579.1
Depreciation and amortization expense(2)	46.1	47.9	—	74.5	168.5
Additions to long-lived assets	59.2	46.0	—	19.3	124.5

Nine Months Ended March 29, 2014
Net sales	$2,409.2	$1,230.2	$30.6	$—	$3,670.0
Gross profit	1,551.0	971.5	23.4	44.7	2,590.6
Operating income (loss)	926.1	434.8	19.8	(360.4)	1,020.3
Income (loss) before provision for income taxes	926.1	434.8	19.8	(358.8)	1,021.9
Depreciation and amortization expense	54.3	41.2	—	42.6	138.1
Additions to long-lived assets	79.1	50.5	—	28.0	157.6

(1)	Other, which is not a reportable segment, consists of sales generated in ancillary channels including licensing and disposition.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(2)
Depreciation and amortization expense includes $9.5 million and $31.3 million of transformation-related charges, for the three and nine months ended March 28, 2015, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(millions)
Inventory-related costs(1)	$15.9	$13.2	$22.3	$44.7
Advertising, marketing and design(2)	(62.2)	(61.0)	(179.6)	(178.9)
Administration and information systems(2)(3)	(92.9)	(61.2)	(272.2)	(161.7)
Distribution and customer service(2)	(15.5)	(19.6)	(50.5)	(64.5)
Total corporate unallocated costs	$(154.7)	$(128.6)	$(480.0)	$(360.4)

(1)
Inventory-related costs consist of production variances and transformation-related costs, and are recorded within cost of sales. During the quarter ended March 28, 2015 production variances were $15.9 million. There were no inventory-related transformation costs incurred during quarter. During the nine months ended March 28, 2015 production variances were $27.3 million and transformation-related costs were ($5.0) million. There were no transformation and/or other-related charges during the three and nine months ended March 29, 2014.

(2)	Costs recorded within SG&A expenses.

(3)
During the three and nine months ended March 28, 2015, transformation-related costs recorded within SG&A expenses were ($22.5) million and ($74.7) million, respectively. Furthermore, during the three and nine months ended March 28, 2015, acquisition-related expenses were $0.0 million and ($3.5) million, respectively. There was no transformation and/or other-related charges during the three and nine months ended March 29, 2014.

16. Subsequent Event
As described in Note 5, "Acquisitions," the Company consummated its acquisition of Stuart Weitzman Intermediate LLC on May 4, 2015.

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
EXECUTIVE OVERVIEW
Coach, established in New York City in 1941, is a leading design house of modern luxury accessories and lifestyle collections with a rich heritage of pairing exceptional leathers and materials with innovative design.
Coach operates in two segments: North America and International. The North America segment includes sales to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales to customers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy and Belgium, as well as sales to wholesale customers and distributors in approximately 40 countries. As Coach’s business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.
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
Key operational and cost measures include: (i) the investment of approximately $570 million in capital improvements in our stores and wholesale locations during fiscal 2015 and through fiscal 2017; (ii) the optimization and streamlining of our organizational model as well as the closure of approximately 70 underperforming retail stores in North America in fiscal 2015; (iii) the realignment of inventory levels to reflect our elevated product strategy in fiscal 2014; (iv) the investment of approximately $50 million in incremental advertising costs to further promote our new strategy, starting in fiscal 2015; and (v) the significant scale-back of promotional events, particularly within our outlet Internet sales site which started in fiscal 2014. The Company believes that long-term growth can be realized through its transformational efforts over time. The Company's execution of these key operational and cost measures continues to be on plan through the third quarter of fiscal 2015. For further discussion of charges incurred in connection with the Transformation Plan, see "Items Affecting Comparability," herein.
As discussed in Note 5, "Acquisitions," on January 5, 2015, Coach signed a definitive purchase agreement to buy luxury designer footwear brand Stuart Weitzman, which we believe will complement our current leadership position in premium handbags and accessories, while immediately adding to Coach's earnings as we continue to make meaningful progress towards our brand transformation. Subsequent to the end of the third quarter of fiscal 2015 (May 4, 2015), the acquisition was consummated.

Current Trends and Outlook
In addition to the risks surrounding the successful execution of our Transformation Plan initiatives, our outlook reflects a certain level of uncertainty surrounding the global economy. The global economic environment continues to have an impact on consumer confidence, which in turn influences the level of spending on discretionary items. Global consumer retail traffic remained relatively weak and inconsistent, which has led to a more promotional environment due to increased competition and a desire to offset traffic declines with increased levels of conversion. Furthermore, macro and geopolitical events in China and southeast Asia have contributed to volatility in consumer spending within the region. Certain limited and recent factors within the U.S., including an improvement in the labor market and modest growth in overall consumer spending, suggest a potential strengthening in the U.S. economic outlook during 2015, however it is still too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our trends in fiscal 2015.
We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see risk factors as set forth in Part II, Item 1A. "Risk Factors" herein, Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 and Part II, Item 1A. "Risk Factors" disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

SUMMARY – THIRD QUARTER OF FISCAL 2015
In the third quarter of fiscal 2015, we reported net sales of $929.3 million, net income of $88.1 million and net income per diluted share of $0.32. This compares to net sales of $1.10 billion, net income of $190.7 million, and net income per diluted share of $0.68 in the third quarter of fiscal 2014. In the third quarter of fiscal 2015, the comparability of our operating results has been affected by $22.5 million of pretax charges ($12.1 million after tax or $0.04 per diluted share) related to our Transformation Plan. There were no items affecting comparability in the third quarter of fiscal 2014.
Our operating performance in the third quarter of fiscal 2015 reflected a decline in net sales of 15.5%, primarily due to our North America business. Excluding the effects of foreign currency, net sales decreased 12.5%. Our gross profit decreased by 14.8% to $665.5 million during the third quarter of fiscal 2015. Selling, general and administrative ("SG&A") expenses increased by 4.4% to $541.5 million in the third quarter of fiscal 2015. Excluding charges under our Transformation Plan of $22.5 million SG&A expenses remained fairly consistent.
Net income decreased in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, primarily due to a decrease in operating income of $138.7 million, partially offset by a $35.3 million decrease in our provision for income taxes. Net income per diluted share decreased due to lower net income. Excluding charges under our Transformation Plan in the third quarter of fiscal 2015, net income decreased 47.4% and net income per diluted share decreased 47.2%.
THIRD QUARTER FISCAL 2015 COMPARED TO THIRD QUARTER OF FISCAL 2014
The following table summarizes results of operations for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 28, 2015		March 29, 2014		Variance
	(dollars in millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$929.3	100.0%	$1,099.6	100.0%	$(170.3)	(15.5)%
Gross profit	665.5	71.6	781.3	71.1	(115.8)	(14.8)
Selling, general and administrative expenses	541.5	58.3	518.6	47.2	22.9	4.4
Operating income	124.0	13.3	262.7	23.9	(138.7)	(52.8)
Interest expense, net	(1.2)	(0.1)	(2.0)	(0.2)	0.8	38.6
Provision for income taxes	34.7	3.7	70.0	6.4	(35.3)	(50.5)
Net income	88.1	9.5	190.7	17.3	(102.6)	(53.8)
Net income per share:
Basic	$0.32		$0.69		$(0.37)	(53.8)%
Diluted	$0.32		$0.68		$(0.36)	(53.6)%

Items Affecting Comparability
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the third quarter of fiscal 2015 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to page 36 for a discussion on the Non-GAAP Measures.

	March 28, 2015
	GAAP Basis (As Reported)	Transformation Actions	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$665.5	$—	$—	$665.5
Selling, general and administrative expenses	541.5	22.5	—	519.0
Operating income	124.0	(22.5)	—	146.5
Income before provision for income taxes	122.8	(22.5)	—	145.3
Provision for income taxes	34.7	(10.4)	—	45.1
Net income	88.1	(12.1)	—	100.2
Diluted net income per share	0.32	(0.04)	—	0.36
Third Quarter Fiscal 2015 Items
In the third quarter of fiscal 2015, the Company incurred charges under our Transformation Plan of $22.5 million, recorded within SG&A expenses. The transformation charges, which are primarily associated with our North America business, relate to accelerated depreciation and lease termination charges as a result of store updates and closures as well as organizational efficiency charges. Refer to the "Executive Overview" herein and Note 4, "Transformation and Other Actions," for further information.
Additional transformation actions and acquisition-related costs will continue through the remainder of fiscal 2015 and fiscal 2016.
Third Quarter Fiscal 2014 Items
There were no items affecting comparability in the third quarter of fiscal 2014.
Currency Fluctuation Effects
The change in net sales for the third quarter of fiscal 2015 has been presented both including and excluding currency fluctuation effects (primarily attributable to Coach Japan).

Net Sales
Net sales decreased 15.5% or $170.3 million to $929.3 million. Excluding the effects of foreign currency, net sales decreased 12.5% or $137.7 million. This decrease was primarily driven by lower net sales in the North America business. The following table presents net sales by reportable segment for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	March 28, 2015	March 29, 2014		March 28, 2015	March 29, 2014
	(dollars in millions)

North America	$493.2	$647.9	(23.9)%	53.1%	58.9%
International	428.1	440.6	(2.9)	46.1	40.1
Other(1)	8.0	11.1	(27.9)	0.8	1.0
Total net sales	$929.3	$1,099.6	(15.5)%	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
North America Net Sales decreased 23.9% or $154.7 million to $493.2 million. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $152.2 million or 23.5%. This decrease was primarily driven by lower comparable store sales of $122.8 million or 23%, due to lower traffic as a result of a decrease in promotional activity, partially offset by higher transaction size. The Internet business had a negative impact, of approximately 1,100 basis points, on comparable store sales which is attributable to the Company's decision to limit access to our outlet Internet sales site. North America sales were negatively impacted by lower wholesale sales of approximately $20.5 million due to lower shipments. Furthermore, net sales declined by $4.6 million due to the net impact of store closures, which were partially offset by net sales generated by new store openings. Since the end of the third quarter of fiscal 2014, Coach closed a net four outlet stores, including the closure of 11 Men’s outlet stores, and closed a net 61 retail stores.
International Net Sales decreased 2.9% or $12.5 million to $428.1 million. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $17.4 million or 3.9%. This increase is primarily due to growth in China reflecting an increase of $15.6 million due to net new stores and positive comparable store sales, an increase of $9.3 million in our international wholesale business due to the timing of shipments and an increase of $8.7 million related to the expansion of our business in Europe. These increases were partially offset by a decrease in net sales in Japan of $18.7 million due to lower traffic as a result of lapping the pull forward in demand in advance of the April 2014 consumption tax increase. Since the end of the third quarter of fiscal 2014, we opened 27 net new stores, with 17 net new stores in mainland China, Hong Kong and Macau and Japan, and 10 net new stores in the other regions.
Gross Profit
Gross profit decreased 14.8% or $115.8 million to $665.5 million in the third quarter of fiscal 2015 from $781.3 million in the third quarter of fiscal 2014. Our gross profit was negatively impacted by unfavorable effects of foreign currency resulting in a decrease of $18.9 million. Gross margin for the third quarter of fiscal 2015 was 71.6% as compared to 71.1% in the third quarter of fiscal 2014. This gross margin increase of 50 basis points was due to a favorable geographic mix of our sales, as our International segment, which generally maintains a higher gross margin compared to our North America segment, has grown in relative size.
North America Gross Profit decreased 24.0% or $99.1 million to $313.9 million in the third quarter of fiscal 2015. Gross margin decreased 10 basis points from 63.7% in the third quarter of fiscal 2014 to 63.6% in the third quarter of fiscal 2015. The decrease in gross margin is primarily attributable to the impact of decreased promotional activity on an elevated product assortment. Specifically, the impact of a higher mix of elevated product sales primarily in our outlet stores, which contained higher average unit costs, negatively impacted gross margin by 300 basis points. This was mostly offset by lower promotional activity, primarily as a result of the scale-back of promotional events within our outlet channel, favorably impacting gross margin by 280 basis points.
International Gross Profit decreased 5.7% or $19.6 million to $328.4 million in the third quarter of fiscal 2015. Gross margin decreased 230 basis points from 79.0% in the third quarter of fiscal 2014 to 76.7% in the third quarter of fiscal 2015. The decrease in gross margin is primarily due to a less favorable geographic mix of our sales, which negatively impacted gross margin by 90 basis points, particularly as a result of a decline in net sales in Japan, coupled with the growth of our international wholesale business, as well as the impact of stronger elevated product sales which carry higher average unit costs, negatively impacting gross margin by 50 basis points and to a lesser extent increased promotional activity and the negative effects of foreign currency.
Corporate Unallocated Gross Profit increased $2.7 million from $13.2 million in the third quarter of fiscal 2014 to $15.9 million in the third quarter of fiscal 2015.
Selling, General and Administrative Expenses
SG&A expenses are comprised of four categories: (i) selling; (ii) advertising, marketing and design; (iii) distribution and customer service; and (iv) administrative. Selling expenses include store employee compensation, occupancy costs, supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of Coach-operated stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. Administrative expenses include compensation costs for "corporate" functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
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
SG&A expenses increased 4.4% or $22.9 million to $541.5 million in the third quarter of fiscal 2015 as compared to $518.6 million in the third quarter of fiscal 2014. As a percentage of net sales, SG&A expenses increased to 58.3% during the third quarter of fiscal 2015 as compared to 47.2% during the third quarter of fiscal 2014. Excluding items affecting comparability of $22.5 million in the third quarter of fiscal 2015, SG&A expenses increased $0.4 million from the third quarter of fiscal 2014; and SG&A expenses as a percentage of net sales increased, primarily due to the de-leverage of selling expenses as net sales have declined. There were no items affecting comparability in the third quarter of fiscal 2014.
Selling expenses were $365.1 million, or 39.3% of net sales, in the third quarter of fiscal 2015 compared to $371.4 million, or 33.8% of net sales, in the third quarter of fiscal 2014. The $6.3 million decrease represents lower selling expenses related to our North America stores and Internet business, which were mostly offset by increases to support growth in our International business.
Advertising, marketing, and design costs were $62.1 million, or 6.7% of net sales, in the third quarter of fiscal 2015, compared to $61.0 million, or 5.6% of net sales, during the third quarter of fiscal 2014. The slight increase was primarily due to higher costs for marketing and advertising-related events which increased by $9.9 million as compared to the same period in the prior year, offset by lower costs incurred as a result of fewer promotional events, primarily as a result of the Company's decision to limit access to our outlet Internet sales site.
Distribution and consumer service expenses were $16.4 million, or 1.8% of net sales, in the third quarter of fiscal 2015, compared to $20.4 million, or 1.9% of net sales in the third quarter of fiscal 2014. The decrease was primarily due to lower variable costs as a result of lower sales associated with the Company's decision to limit access to our outlet Internet sales site as well as the impact of overall reduced inventory levels.
Administrative expenses were $97.9 million, or 10.5% of net sales, in the third quarter of fiscal 2015 compared to $65.8 million, or 6.0% of net sales, in the third quarter of fiscal 2014. Excluding items affecting comparability of $22.5 million in the third quarter of fiscal 2015, administrative expenses were $75.4 million, or 8.1% of net sales, in the third quarter of fiscal 2015. The increase is primarily due to higher incentive compensation costs.
Operating Income
Operating income decreased 52.8% or $138.7 million to $124.0 million in the third quarter of fiscal 2015 as compared to $262.7 million in the third quarter of fiscal 2014. Operating margin was 13.3% in the third quarter of fiscal 2015 as compared to 23.9% in the third quarter of fiscal 2014. Excluding items affecting comparability of $22.5 million in the third quarter of fiscal 2015, operating income decreased 44.2% or $116.2 million to $146.5 million; and operating margin was 15.8% in the third quarter of fiscal 2015.

The following table presents operating income by reportable segment for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014:

	Three Months Ended
	Operating Income		Variance
	March 28, 2015	March 29, 2014	Amount	%
	(dollars in millions)

North America	$134.3	$222.0	$(87.7)	(39.6)%
International	140.1	163.6	(23.5)	(14.4)
Other(1)	4.3	5.7	(1.4)	(24.6)
Corporate unallocated	(154.7)	(128.6)	(26.1)	(20.8)
Total operating income	$124.0	$262.7	$(138.7)	(52.8)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
North America Operating Income decreased 39.6% or $87.7 million to $134.3 million in the third quarter of fiscal 2015 reflecting the decrease in gross profit of $99.1 million which was partially offset by lower SG&A expenses of $11.4 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 710 basis points to 27.2% in the third quarter of fiscal 2015 from 34.3% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 700 basis points.
International Operating Income decreased 14.4% or $23.5 million to $140.1 million in the third quarter of fiscal 2015 primarily reflecting lower gross profit of $19.6 million and higher SG&A expenses of $3.9 million. The increase in SG&A expenses is related to a $6.0 million increase in Europe to support growth in the business and a $3.6 million increase in China and Asia, excluding Japan, related to higher selling costs as a result of higher sales, particularly in China. The increase in SG&A costs were partially offset by foreign currency effects in Japan of $8.6 million. Operating margin decreased 440 basis points to 32.7% in fiscal 2015 from 37.1% during the same period in the prior year primarily due to lower gross margin of 230 basis points and higher overall SG&A expenses, primarily selling expenses, as a percentage of net sales which increased by 210 basis points.
Corporate Unallocated Operating Expense increased $26.1 million to $154.7 million in the third quarter of fiscal 2015, an increase of 20.8% from $128.6 million in the third quarter of fiscal 2014. This increase was primarily attributable to charges incurred by the Company in the third quarter of fiscal 2015 as part its Transformation Plan. Excluding items affecting comparability, unallocated operating expenses increased by $3.6 million to $132.2 million in the third quarter of fiscal 2015. This increase is primarily related to higher incentive compensation costs when compared to the same period in the prior year.
Provision for Income Taxes
The effective tax rate was 28.3% in the third quarter of fiscal 2015, as compared to 26.9% in the third quarter of fiscal 2014. Excluding the items affecting comparability, the effective tax rate was 31.0% in the third quarter of 2015. The increase in our effective tax rate was primarily attributable to the geographic mix of our earnings in third quarter fiscal 2015 as compared to the third quarter fiscal 2014. The loss of certain foreign tax benefits that expired at the end of fiscal 2014 also contributed to the increase in our effective tax rate, partially offset by certain current year foreign tax benefits effective as of the third quarter of fiscal 2015.
Net Income
Net income decreased 53.8% or $102.6 million to $88.1 million in the third quarter of fiscal 2015 as compared to $190.7 million in the third quarter of fiscal 2014. Excluding items affecting comparability, net income decreased 47.4% or $90.5 million to $100.2 million in the third quarter of fiscal 2015. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 53.6% to $0.32 in the third quarter of fiscal 2015 as compared to $0.68 in the third quarter of fiscal 2014. Excluding items affecting comparability, net income per diluted share decreased 47.2% or $0.32 to $0.36 in the third quarter of fiscal 2015, due to lower net income.

SUMMARY – FIRST NINE MONTHS OF FISCAL 2015
In the first nine months of fiscal 2015, we reported net sales of $3.19 billion, net income of $390.7 million and net income per diluted share of $1.41. This compares to net sales of $3.67 billion, net income of $706.1 million, and net income per diluted share of $2.51 in the first nine months of fiscal 2014. In the first nine months of fiscal 2015, the comparability of our operating results has been affected by $83.2 million of pretax charges ($55.5 million after tax or $0.20 per diluted share) primarily related to our Transformation Plan and acquisition-related costs. There were no items affecting comparability in the first nine months of fiscal 2014.
Our operating performance in the first nine months of fiscal 2015 reflected a decline in net sales of 13.1%, primarily due to our North America business. Excluding the effects of foreign currency, net sales decreased 11.3%. Our gross profit decreased by 14.3% to $2.22 billion during the first nine months of fiscal 2015 which includes the negative impact of charges under our Transformation Plan of $5.0 million. SG&A expenses increased by 4.5% to $1.64 billion in the first nine months of fiscal 2015. Excluding charges under our Transformation Plan and acquisition-related costs of $74.7 million and $3.5 million, respectively, SG&A expenses declined slightly.
Net income decreased in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014, primarily due to a decrease in operating income of $441.1 million, partially offset by a $127.4 million decrease in our provision for income taxes. Net income per diluted share decreased due to lower net income. Excluding charges under our Transformation Plan and acquisition-related costs in the first nine months of fiscal 2015, net income decreased 36.8% and net income per diluted share decreased 35.7%.

FIRST NINE MONTHS OF FISCAL 2015 COMPARED TO FIRST NINE MONTHS OF FISCAL 2014
The following table summarizes results of operations for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 28, 2015		March 29, 2014		Variance
	(dollars in millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,187.5	100.0%	$3,670.0	100.0%	$(482.5)	(13.1)%
Gross profit	2,220.9	69.7	2,590.6	70.6	(369.7)	(14.3)
Selling, general and administrative expenses	1,641.7	51.5	1,570.3	42.8	71.4	4.5
Operating income	579.2	18.2	1,020.3	27.8	(441.1)	(43.2)
Interest (expense) income, net	(0.1)	—	1.6	—	(1.7)	(102.9)
Provision for income taxes	188.4	5.9	315.8	8.6	(127.4)	(40.4)
Net income	390.7	12.3	706.1	19.2	(315.4)	(44.7)
Net income per share:
Basic	$1.42		$2.53		$(1.11)	(44.0)%
Diluted	$1.41		$2.51		$(1.10)	(43.7)%

Items Affecting Comparability
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America. The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the first nine months of fiscal 2015 reflect certain items which affect the comparability of our results, as noted in the following table. Refer to page 36 for a discussion on the Non-GAAP Measures.

	March 28, 2015
	GAAP Basis (As Reported)	Transformation Actions	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$2,220.9	$(5.0)	$—	$2,225.9
Selling, general and administrative expenses	1,641.7	74.7	3.5	1,563.5
Operating income	579.2	(79.7)	(3.5)	662.4
Income before provision for income taxes	579.1	(79.7)	(3.5)	662.3
Provision for income taxes	188.4	(26.5)	(1.2)	216.1
Net income	390.7	(53.2)	(2.3)	446.2
Diluted net income per share	1.41	(0.19)	(0.01)	1.61
First nine months of fiscal 2015 Items
In the first nine months of fiscal 2015, the Company incurred charges under our Transformation Plan of $79.7 million and acquisition-related costs of $3.5 million, respectively. The charges recorded in cost of sales and SG&A expenses were $5.0 million and $78.2 million, respectively. The transformation charges, which are primarily associated with our North America business, relate to accelerated depreciation and lease termination charges as a result of store updates and closures, organizational efficiency charges, and charges related to the destruction of inventory. Refer to the "Executive Overview" herein, Note 4, "Transformation and Other Actions," and Note 5, "Acquisitions," for further information.
Additional transformation actions and acquisition-related costs will continue through the remainder of fiscal 2015 and fiscal 2016.
First nine months of fiscal 2014 Items
There were no items affecting comparability in the first nine months of fiscal 2014.
Currency Fluctuation Effects
The change in net sales for the first nine months of fiscal 2015 has been presented both including and excluding currency fluctuation effects (primarily attributable to Coach Japan).

Net Sales
Net sales decreased 13.1% or $482.5 million to $3.19 billion. Excluding the effects of foreign currency, net sales decreased 11.3% or $415.6 million. This decrease was driven by lower net sales in the North America business partially offset by increased sales in other ancillary channels. The following table presents net sales by reportable segment for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014:

	Nine Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	March 28, 2015	March 29, 2014		March 28, 2015	March 29, 2014
	(dollars in millions)

North America	$1,911.5	$2,409.2	(20.7)%	60.0%	65.7%
International	1,229.6	1,230.2	(0.1)	38.6	33.5
Other(1)	46.4	30.6	51.6	1.4	0.8
Total net sales	$3,187.5	$3,670.0	(13.1)%	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
North America Net Sales decreased 20.7% or $497.7 million to $1.91 billion. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $491.1 million or 20.4%. This decrease was primarily driven by lower comparable store sales of $491.1 million or 23%, due to lower traffic as a result of a decrease in promotional activity, partially offset by higher transaction size. The Internet business had a negative impact, of approximately 690 basis points, on comparable store sales which is attributable to the Company's decision to limit access to our outlet Internet sales site. North America sales were also negatively impacted by lower wholesale sales of approximately $45.9 million due to lower shipments. These decreases were partially offset by a net increase of $39.1 million related to net sales generated by new store openings which were partially offset by the absence of net sales for those stores that have closed since the first nine months of fiscal 2014. Since the end of the third quarter of fiscal 2014, Coach closed a net four outlet stores, including the closure of 11 Men’s outlet stores, and closed a net 61 retail stores.
International Net Sales decreased 0.1% or $0.6 million to $1.23 billion. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $59.4 million or 4.8%. This increase was primarily due to growth in China reflecting an increase of $45.3 million primarily due to net new stores and positive comparable store sales, an increase of $25.4 million related to the expansion of our business in Europe and an increase of $23.0 million in our international wholesale business partially due to the timing of shipments. These increases were partially offset by a decrease in net sales in Japan of $40.0 million due to lower traffic as a result of lapping the pull forward in demand in advance of the April 2014 consumption tax increase. Since the end of the third quarter of fiscal 2014, we opened 27 net new stores, with 17 net new stores in mainland China, Hong Kong and Macau and Japan, and 10 net new stores in the other regions.
Gross Profit
Gross profit decreased 14.3% or $369.7 million to $2.22 billion from $2.59 billion in the first nine months of fiscal 2014. Gross margin for the first nine months of fiscal 2015 was 69.7% as compared to 70.6% in the first nine months of fiscal 2014. Excluding items affecting comparability of $5.0 million, related to charges under our Transformation Plan, gross profit decreased 14.1% or $364.7 million to $2.23 billion; and gross margin was 69.8% in the first nine months of fiscal 2015. There were no items affecting comparability in the first nine months of fiscal 2014. Furthermore, our gross profit was negatively impacted by unfavorable effects of foreign currency of $36.3 million.
North America Gross Profit decreased 21.1% or $327.0 million to $1.22 billion in the first nine months of fiscal 2015. Gross margin decreased 40 basis points from 64.4% in the first nine months of fiscal 2014 to 64.0% in the first nine months of fiscal 2015. The decrease in gross margin is primarily attributable to the impact of decreased promotional activity on an elevated product assortment. Specifically, the impact of a higher mix of elevated product sales primarily in our outlet stores, which contained higher average unit costs, negatively impacted gross margin by 90 basis points. This decrease was mostly offset by lower promotional activity, mainly as a result of the scale-back of promotional events within our outlet channel which favorably impacted gross margin by 70 basis points.

International Gross Profit decreased 2.6% or $25.3 million to $946.2 million in the first nine months of fiscal 2015. Gross margin decreased 210 basis points from 79.0% in the first nine months of fiscal 2014 to 76.9% in the first nine months of fiscal 2015. The decrease in gross margin is primarily due to a less favorable geographic mix of our sales, which negatively impacted gross margin by 110 basis points, particularly as a result of a decline in net sales in Japan, coupled with the growth of our international wholesale business, as well as the impact of stronger elevated product sales which carry higher average unit costs, negatively impacting gross margin by 60 basis points and to a lesser extent increased promotional activity and the effects of foreign currency.
Corporate Unallocated Gross Profit decreased $22.4 million from $44.7 million in the first nine months of fiscal 2014 to $22.3 million in the first nine months of fiscal 2015. Excluding items affecting comparability of $5.0 million in the first nine months of fiscal 2015, gross profit decreased by $17.4 million to $27.3 million in first nine months of fiscal 2015, due to less favorable production variances.
Selling, General and Administrative Expenses
SG&A expenses increased 4.5% or $71.4 million to $1.64 billion in the first nine months of fiscal 2015 as compared to $1.57 billion in the first nine months of fiscal 2014. As a percentage of net sales, SG&A expenses increased to 51.5% during the first nine months of fiscal 2015 as compared to 42.8% during the first nine months of fiscal 2014. Excluding items affecting comparability of $78.2 million in the first nine months of fiscal 2015, SG&A expenses decreased $6.8 million from the first nine months of fiscal 2014; and SG&A expenses as a percentage of net sales increased, primarily due to the de-leverage of selling expenses as net sales have declined. There were no items affecting comparability in the first nine months of fiscal 2014.
Selling expenses were $1.12 billion, or 35.2% of net sales, in the first nine months of fiscal 2015 compared to $1.15 billion, or 31.3% of net sales, in the first nine months of fiscal 2014. The $25.0 million decrease represents slightly lower selling expenses related to our North America stores and Internet business, which were mostly offset by increases to support growth in our International business.
Advertising, marketing, and design costs were $179.6 million, or 5.6% of net sales, in the first nine months of fiscal 2015, compared to $183.1 million, or 5.0% of net sales, during the first nine months of fiscal 2014. The decrease was the result of fewer promotional events made by the Company, primarily as a result of the Company's decision to limit access to our outlet Internet sales site, as well as the divestiture of the Reed Krakoff business. These costs were partially offset by higher costs for marketing-related events which increased by $21.2 million as compared to the same period in the prior year.
Distribution and consumer service expenses were $53.0 million, or 1.7% of net sales, in the first nine months of fiscal 2015, compared to $66.9 million, or 1.8% of net sales in the first nine months of fiscal 2014. The decrease was primarily due to lower variable costs as a result of lower sales associated with the Company's decision to limit access to our outlet Internet sales site.
Administrative expenses were $285.4 million, or 9.0% of net sales, in the first nine months of fiscal 2015 compared to $173.3 million, or 4.7% of net sales, in the first nine months of fiscal 2014. Excluding items affecting comparability of $78.2 million in the first nine months of fiscal 2015, administrative expenses were $207.2 million, or 6.5% of net sales, in the first nine months of fiscal 2015. The increase is primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Operating Income
Operating income decreased 43.2% or $441.1 million to $579.2 million in the first nine months of fiscal 2015 as compared to $1.02 billion in the first nine months of fiscal 2014. Operating margin decreased to 18.2% in the first nine months of fiscal 2015 as compared to 27.8% in the first nine months of fiscal 2014. Excluding items affecting comparability of $83.2 million in the first nine months of fiscal 2015, operating income decreased 35.1% or $357.9 million to $662.4 million; and operating margin was 20.8% in the first nine months of fiscal 2015.

The following table presents operating income by reportable segment for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014:

	Nine Months Ended
	Operating Income		Variance
	March 28, 2015	March 29, 2014	Amount	%
	(dollars in millions)

North America	$652.1	$926.1	$(274.0)	(29.6)%
International	386.5	434.8	(48.3)	(11.1)
Other(1)	20.6	19.8	0.8	4.0
Corporate unallocated	(480.0)	(360.4)	(119.6)	33.2
Total operating income	$579.2	$1,020.3	$(441.1)	(43.2)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
North America Operating Income decreased 29.6% or $274.0 million to $652.1 million in the first nine months of fiscal 2015 reflecting the decrease in gross profit of $327.0 million which was partially offset by lower SG&A expenses of $53.0 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 430 basis points to 34.1% in the first nine months of fiscal 2015 from 38.4% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 390 basis points, primarily due to the de-leverage of selling expenses as net sales have declined, and lower gross margin of 40 basis points.
International Operating Income decreased 11.1% or $48.3 million to $386.5 million in the first nine months of fiscal 2015 primarily reflecting higher SG&A expenses of $23.0 million as well as a decrease in gross profit of $25.3 million. The increase in SG&A expenses is related to a $21.6 million increase in China and Asia, excluding Japan, related to new store openings and a $20.2 million increase in Europe to support growth in the business. The increase in SG&A costs were partially offset by foreign currency effects in Japan of $20.4 million. Operating margin decreased 390 basis points to 31.4% in the first nine months of fiscal 2015 from 35.3% during the same period in the prior year primarily due to lower gross margin of 210 basis points and higher overall SG&A expenses as a percentage of net sales which increased by 180 basis points.
Corporate Unallocated Operating Expense increased $119.6 million to $480.0 million in the first nine months of fiscal 2015, an increase of 33.2% from $360.4 million in the first nine months of fiscal 2014. This increase was primarily attributable to charges incurred by the Company in the first nine months of fiscal 2015 as part its Transformation Plan. Excluding items affecting comparability, unallocated operating expenses increased by $36.4 million to $396.8 million in the first nine months of fiscal 2015. This increase primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Provision for Income Taxes
The effective tax rate was 32.5% in the first nine months of fiscal 2015, as compared to 30.9% in the first nine months of fiscal 2014. Excluding the items affecting comparability, the effective tax rate was 32.6% in the first nine months of 2015. The increase in our effective tax rate was primarily attributable to the geographic mix of our earnings in first nine months fiscal 2015 as compared to the first nine months fiscal 2014. The loss of certain foreign tax benefits that expired at the end of fiscal 2014 also contributed to the increase in our effective tax rate, partially offset by certain current year foreign tax benefits effective as of the third quarter of fiscal 2015. The Company anticipates a full year fiscal 2015 effective tax rate of approximately 32%, with some variability possible in the fourth quarter, including and excluding items affecting comparability.
Net Income
Net income decreased 44.7% or $315.4 million to $390.7 million in the first nine months of fiscal 2015 as compared to $706.1 million in the first nine months of fiscal 2014. Excluding items affecting comparability, net income decreased 36.8% or $259.9 million to $446.2 million in the first nine months of fiscal 2015. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.

Earnings per Share
Net income per diluted share decreased 43.7% to $1.41 in the first nine months of fiscal 2015 as compared to $2.51 in the first nine months of fiscal 2014. Excluding items affecting comparability, net income per diluted share decreased 35.7% to $1.61 in the first nine months of fiscal 2015, due to lower net income, partially offset by lower diluted shares outstanding.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
Non-GAAP Measures
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter and first nine months of fiscal 2015 reflect certain items which affect the comparability of our results, including the impact of the Transformation Plan and acquisition-related costs. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.
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
Additionally, certain increases and decreases in operating results for the Company and its North America and International segment have been presented both including and excluding currency fluctuation effects from translating foreign-denominated amounts into U.S. dollars and compared to the same period in the prior fiscal year.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 28, 2015	March 29, 2014	Change
	(dollars in millions)

Net cash provided by operating activities	$750.8	$669.3	$81.5
Net cash used in investing activities	(18.2)	(673.9)	655.7
Net cash provided by (used in) financing activities	469.3	(593.2)	1,062.5
Effect of exchange rate changes on cash and cash equivalents	(11.8)	(1.5)	(10.3)
Net increase (decrease) in cash and cash equivalents	$1,190.1	$(599.3)	$1,789.4
The Company’s cash and cash equivalents increased by $1,190.1 million in the first nine months of fiscal 2015 as compared to a decrease of $599.3 million in the first nine months of fiscal 2014.
Net cash provided by operating activities
Net cash provided by operating activities increased $81.5 million primarily due the changes in our operating asset and liability balances of $376.1 million, higher non-cash charges of $20.8 million which were mostly offset by lower net income of $315.4 million.
Changes in our operating asset and liability balances were primarily driven by changes in accrued liabilities, other assets, inventory and accounts payable. Accrued liabilities were a source of cash of $22.4 million in the first nine months of fiscal 2015, driven by increased payroll and incentive compensation accruals, as compared to a use of cash of $79.5 million in the first nine months of fiscal 2014. Other balance sheet changes, net were a source of cash of $49.4 million in the first nine months of fiscal 2015 mostly related to a decrease in tax receivables and changes in deferred tax accounts. This compares to a use of cash of $27.5 million in the first nine months of fiscal 2014. Inventory was a source of cash of $31.4 million as compared to a use of cash of $55.5 million, primarily driven by lower inventory purchases in the first nine months of fiscal 2015. Accounts payable were a source of cash in the first nine months of fiscal 2015 of $14.9 million, driven by the timing of inventory purchases, as compared to a use of cash in the first nine months of fiscal 2014 of $73.8 million. The increase in non-cash expenses primarily reflected higher transformation and restructuring charges.
Net cash used in investing activities
Net cash used in investing activities was $18.2 million in the first nine months of fiscal 2015 and a use of cash during the first nine months of fiscal 2014 of $673.9 million. This $655.7 million decrease in net cash used in investing activities is primarily due to the impact of net proceeds from our investment portfolio of $215.3 million in the first nine months of fiscal 2015, compared to net cash used for purchases of investments of $451.4 million in the first nine months of fiscal 2014.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $469.3 million in the first nine months of fiscal 2015 as compared to a use of cash of $593.2 million during the first nine months of fiscal 2014. This increase of cash provided was primarily due to the debt borrowings described in Note 10, "Debt", as well as the absence of cash used for share repurchases during the first nine months of fiscal 2015. The Company received $896.7 million in proceeds from long term debt, net of discount, which was partially offset by net repayments of $140 million under the Company's Amended and Restated Credit Agreement during the first nine months of fiscal 2015. There were $210 million of net borrowings during the first nine months of fiscal 2014. The Company used $524.9 million for share repurchases in the first nine months of fiscal 2014.

Working Capital and Capital Expenditures
As of March 28, 2015, in addition to our cash flows generated from our operations, our sources of liquidity and capital resources were comprised of the following (in millions):

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents(1)	$1,782.0	$—	$1,782.0
Short-term investments(1)	239.2	—	239.2
Non-current investments(2)	121.2	—	121.2
Amended and Restated Credit Agreement(3)	1,000.0	300.0	700.0
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	54.0	—	54.0
Total	$3,796.4	$900.0	$2,896.4

(1)
As of March 28, 2015, approximately 58% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

(2)	Excludes $278.5 million of our non-current investment related to the Hudson Yards joint venture. Refer to Note 13, "Investments," for further information.

(3)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). Furthermore, in March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Our average borrowings outstanding under our Revolving Facility for the first nine months of fiscal 2015 and fiscal 2014 were $160.6 million and $51.6 million, respectively. Refer to Note 10, "Debt," for further information on our existing debt instruments.

We have the ability to continue to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, funding our investment in the Hudson Yards joint venture, our transformation-related initiatives, acquisition-related costs, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
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
The Company expects total fiscal 2015 capital expenditures, excluding expected capital expenditures related to the Hudson Yards joint venture (which are in addition to our joint venture contributions), to be approximately $275 million to $300 million. Capital expenditures will be primarily for capital investments in stores in North America and new stores in Asia and Europe to support our growth and transformation-related initiatives. We will also continue to invest in department store and distributor locations as well as corporate infrastructure, primarily technology.
Hudson Yards Joint Venture
In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. Upon completion of the office tower, the Company will retain a condominium interest serving as its new corporate headquarters. During the nine months ended March 28, 2015, the Company invested $97.4 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $278.5 million in the joint venture. The Company expects to further invest approximately $250 million, substantially all of which will be by the end of fiscal 2016, with approximately $50 million estimated to be invested during the remainder of fiscal 2015, depending on construction progress. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and expects to incur approximately $190 million of capital expenditures over the remaining period of construction, of which approximately $15 million is expected over the remainder of fiscal 2015.
Stuart Weitzman Acquisition
On January 5, 2015, the Company entered into the Stuart Weitzman Purchase Agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco. Subsequent to the end of the third quarter of fiscal 2015 (May 4, 2015), the acquisition was consummated. Under the terms of the Stuart Weitzman Purchase Agreement, Coach has agreed to purchase all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $530 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets. On May 4, 2015, the Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 10, "Debt."
Seasonality
Because Coach products are frequently given as gifts, Coach experiences seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, Coach builds inventory for the holiday selling season.  In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended March 28, 2015 are not necessarily indicative of that expected for the full fiscal 2015.  However, fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns or other macroeconomic events.
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
During the first nine months of fiscal 2015, the Company did not repurchase any shares. During the first nine months of fiscal 2014, the Company repurchased and retired 10.2 million shares, or $524.9 million at an average cost of $51.27 per share.
As of March 28, 2015, Coach had $836.7 million remaining in the stock repurchase program.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2014 10-K. As of March 28, 2015, there have been no material changes to any of the critical accounting policies contained therein.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. Substantially all of Coach’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, are not subject to foreign currency exchange risk. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its foreign operating subsidiaries’ U.S. dollar denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into foreign currency derivative contracts, primarily zero-cost collar options. As of March 28, 2015 and June 28, 2014, zero-cost collar options designated as cash flow hedges with a notional amount of $130.1 million and $90.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of March 28, 2015.
Coach is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany and related party loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the British Pound Sterling, and the Malaysian Ringgit. To manage the exchange rate risk related to these loans, the Company primarily enters into forward foreign currency exchange contracts and cross-currency swap contracts. As of March 28, 2015 and June 28, 2014 the total notional values of outstanding forward foreign currency exchange and cross-currency swap contracts related to these loans were $21.1 million and $13.2 million, respectively.
The fair value of outstanding foreign currency derivatives included in Other current assets at March 28, 2015 and June 28, 2014 was $5.5 million and $0.5 million, respectively. The fair value of outstanding foreign currency derivatives included in current liabilities at March 28, 2015 and June 28, 2014 was $0.4 million and $0.9 million, respectively.
Interest Rate
Coach is exposed to interest rate risk in relation to its Amended and Restated Credit Agreement, including the Term Loan, the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Amended and Restated Credit Agreement, including the Term Loan. Borrowings under the Amended and Restated Credit Agreement, including the Term Loan, bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Furthermore, we are also indirectly exposed to changes in interest rates related to our $600.0 million 4.250% Senior Notes. At March 28, 2015, the fair value of the 4.250% Senior Notes was approximately $608 million.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, each of Victor Luis, Chief Executive Officer of the Company, and Jane Nielsen, Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective as of March 28, 2015.
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
Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.
Changes in our credit profile or deterioration in market conditions may limit our access to the credit and capital markets and adversely impact our financial results or our business initiatives.
We have maintained and accessed revolving credit facilities and issued debt securities as a source of liquidity, along with cash flows generated from our operations, our available cash and cash equivalents and short-term investments, our non-current investments, and other available financing options. We remain committed to maintaining a strong financial profile with ample liquidity. Our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our assigned credit rating and outlook.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the third quarter of fiscal 2015. As of March 28, 2015, Coach had $836.7 million remaining in the stock repurchase program. The Company repurchases its common shares under the repurchase program that was approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
October 23, 2012	$1.5 billion	June 2015

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

4.1
Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between the Company and U.S. Bank National Association, as trustee,  which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.2
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between the Company and U.S. Bank National Association, as trustee,  which is incorporated herein by reference from Exhibit 4.2 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.3
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to Coach’s Current Report on Form 8-K filed on March 2, 2015

10.1*
Amendment and Restatement Agreement, dated as of March 18, 2015, by and between Coach, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, which amends and restates the existing Credit Agreement, dated as of June 18, 2012 (as amended by Amendment No. 1 dated March 26, 2013, Amendment No. 2 dated November 27, 2013 and Amendment No. 3 dated September 9, 2014)

10.2*	Employment Offer Letter, dated January 26, 2015, between Coach and Andre Cohen
10.3*	Employment Offer Letter, dated January 26, 2015, between Coach and Ian Bickley
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Jane Nielsen
Name:	Jane Nielsen
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 6, 2015