Form 10-K
period 2015-06-27
COACH INC
filed 2015-08-14
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 26, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $10.2 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On July 31, 2015, the Registrant had 276,627,052 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III, Items 10 – 14

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
Coach, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the forward-looking statements contained in this Form 10-K.
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

In this Form 10-K, references to “we,” “our,” “us” "Coach" and the “Company” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand. The fiscal years ended June 27, 2015 ("fiscal 2015"), June 28, 2014 (“fiscal 2014”), and June 29, 2013 (“fiscal 2013") were each 52-week periods.
PART I
ITEM 1. BUSINESS
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle brands.
NARRATIVE DESCRIPTION OF COACH BRAND
The Coach brand is one of the most recognized fine accessories brands in both North America and in targeted international markets, and has a rich heritage of pairing exceptional leathers and materials with innovative design.
We offer premium lifestyle accessories to a loyal and engaged customer base and provide consumers with fresh, compelling and innovative products that are extremely well made, at an attractive price. Our product offering uses a broad range of high quality leathers, fabrics and materials. In response to our customer’s demands for both fashion and function, Coach offers updated styles and multiple product categories which address an increasing share of our customer’s accessory wardrobe. Coach presents a sophisticated, modern and inviting environment to showcase our product assortment and reinforce a consistent brand positioning wherever the consumer may shop. We utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing us to bring our broad range of products to market rapidly and efficiently.
We offer a number of key differentiating elements that set us apart from the competition, including:
A Distinctive Brand — The Coach brand represents a blend of classic American style with a distinctive New York spirit, offering a design that is known for a distinctive combination of style and function. Coach offers lifestyle products that are relevant, extremely well made and provide excellent value.
A Market Leadership Position With Growing International Recognition — The Coach brand is a global leader in premium handbags and lifestyle accessories. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, sales channels and international markets, including within North America and Japan. Coach also continues to gain traction in mainland China and other Asian markets, Europe and Latin America.
A Loyal And Involved Consumer — Consumers have a strong emotional connection with the Coach brand. Part of our everyday mission is to cultivate consumer relationships by strengthening this sentiment and brand loyalty.
A Multi-Channel Global Distribution Model — Products are available in image-enhancing environments globally wherever our consumer chooses to shop including: retail and outlet stores, directly operated concession shop-in-shops, online, and department and specialty stores. This allows us to maintain a dynamic balance as results do not depend solely on the performance of a single channel or geographic area. Our stores showcase the world of our products and enhance the shopping experience while reinforcing the image of our brand. The modern store design creates a distinctive environment to display our products. We continue to be committed to the elevation and enhancement of our in-store imagery through strategic investments in Coach branded stores and wholesale locations. Furthermore, store associates are trained to maintain high standards of visual presentation, merchandising and customer service.
Innovation With A Consumer-Centric Focus — Coach listens to its consumer through rigorous consumer research and strong consumer orientation. To truly understand globalization and its related impact, we also need to understand the local context in each market, learning about our consumer wherever our products are sold. The Coach brand also works to anticipate the consumer’s changing needs by keeping the product assortment fresh and compelling.
NARRATIVE DESCRIPTION OF STUART WEITZMAN BRAND
Stuart Weitzman Intermediate LLC ("Stuart Weitzman") is a global leader in designer footwear, and is built upon the concept of crafting a beautifully-constructed shoe, merging fashion and function. Stuart Weitzman is a leading women's premium footwear brand in North America, with a strong opportunity for growth both within North America and international markets. The design team, under Mr. Stuart Weitzman, is responsible for conceptualizing and directing the design of all products, and works closely with its manufacturing partners, primarily in Spain, to construct a broad mix of footwear styles. These manufacturers in aggregate support a broad mix of materials and seasonal influx of new, fashion oriented styles, which allows the Stuart Weitzman brand to quickly meet marketplace demands and changing consumer preferences.
Stuart Weitzman products, which substantially consist of footwear, are sold primarily through wholesale concepts (including shop-in-shops) as well as through retail concepts (including directly operated stores and e-commerce sites). As of June 27, 2015, Stuart Weitzman employed approximately 500 people globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 300 were retail employees in the global retail field. The Company owns all of the material worldwide trademark rights (including the Stuart Weitzman trademark) used in connection with the production, marketing and distribution of Stuart Weitzman products. In addition, the Company owns registrations for design patents and applications for utility patents for Stuart Weitzman products.
GENERAL DEVELOPMENT OF BUSINESS
Founded in 1941, Coach Inc. was acquired by Sara Lee Corporation (“Sara Lee”) in 1985. In June 2000, Coach was incorporated in the state of Maryland. In October 2000, Coach was listed on the New York Stock Exchange and sold approximately 68 million shares of common stock, split adjusted, representing 19.5% of the then outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach common stock.
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

•
In fiscal 2011, the Company purchased a non-controlling interest in a joint venture with Hackett Limited to expand the Coach business in Europe. Through the joint venture, the Company opened retail locations in Spain, Portugal and the United Kingdom in fiscal 2011, in France and Ireland in fiscal 2012 and in Germany in fiscal 2013. In the beginning of fiscal 2014, the Company purchased Hackett Limited’s remaining 50% interest in the joint venture, and has continued to expand its presence in Europe.

•	Coach acquired the domestic retail businesses from its distributors as follows:

■	Fiscal 2009: Hong Kong, Macau and mainland China (“Greater China”).

■	Fiscal 2012: Singapore and Taiwan.

■	Fiscal 2013: Malaysia and South Korea.
On May 4, 2015, the Company completed the acquisition of luxury footwear company Stuart Weitzman to complement its current leadership position in premium handbags and accessories. The operating results of the Stuart Weitzman brand have been consolidated in the Company's operating results commencing on May 4, 2015.
SEGMENTS
In fiscal 2015, the Company has three reportable segments:

•
North America, which includes sales to North American consumers through Coach-branded stores (including the Internet) and sales to wholesale customers. This segment represented approximately 59% of Coach's total net sales in fiscal 2015.

•
International, which includes sales to consumers through Coach-branded stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Belgium and the Netherlands as well as sales to wholesale customers and distributors in approximately 45 countries. This segment represented approximately 39% of total net sales in fiscal 2015.

•
Other, which consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition. Other also consists of sales and expenses generated by the Stuart Weitzman brand during the final two months of fiscal 2015. This segment represented approximately 2% of total net sales in fiscal 2015.

North America Segment
North American Retail Stores — Coach retail stores are located in regional shopping centers and metropolitan areas throughout the U.S. and Canada. The retail stores carry an assortment of products depending on their size, location and customer preferences. Our flagship stores, which offer the broadest assortment of Coach products, are located in high-visibility locations.

In fiscal 2015, we have reduced the number of retail stores and total square footage, as we continue to optimize our real estate position. We expect this trend to continue in the next fiscal year with the anticipated closure of approximately 15-20 North America retail stores in the fiscal year ending July 2, 2016 ("fiscal 2016"), attributable to our Transformation Plan, as described in Note 3, "Transformation and Other Actions."

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Retail stores	258	332	351
Net decrease vs. prior year	(74)	(19)	(3)
% decrease vs. prior year	(22.3)%	(5.4)%	(0.8)%
Retail square footage	728,833	910,003	952,422
Net decrease vs. prior year	(181,170)	(42,419)	(6,677)
% decrease vs. prior year	(19.9)%	(4.5)%	(0.7)%
Average square footage	2,825	2,741	2,713
North American Outlet Stores — Coach's outlet stores serve as an efficient means to sell manufactured-for-outlet product, including outlet exclusives, and to a lesser extent, discontinued inventory outside the retail channel. These stores operate under the Coach name and are geographically positioned primarily in established outlet centers that are generally in close proximity to major markets.
Coach’s outlet store design, visual presentations and customer service levels support and reinforce the brand's image. Through these outlet stores, Coach targets value-oriented customers.
The change in the number of North America Coach outlet stores and their total and average square footage is shown in the following table:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Outlet stores	204	207	193
Net (decrease) increase vs. prior year	(3)	14	24
% (decrease) increase vs. prior year	(1.4)%	7.3%	14.2%
Outlet square footage	1,189,018	1,132,714	982,202
Net increase vs. prior year	56,304	150,512	192,503
% increase vs. prior year	5.0%	15.3%	24.4%
Average square footage	5,829	5,472	5,089
Over the next few years, we expect to continue to see modest to no growth in outlet store square footage as we continue to optimize our real estate position across channels by expanding our most productive stores to accommodate a broader expression of lifestyle assortment while continuing to assess opportunities to close under-performing stores.
Internet — Coach views its www.coach.com website as a key communications vehicle for the brand to promote traffic in Coach retail stores and department store locations and build brand awareness, as well as an additional channel to sell Coach brand products directly to customers. With approximately 64 million unique visits to www.coach.com in fiscal 2015, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Our e-commerce programs also include our invitation-only outlet Internet sales site, where we have considerably reduced the number of promotional events since fiscal 2014.
North America Wholesale — Coach began as a U.S. wholesaler to department stores and this channel continues to remain a part of our overall consumer reach. Today, we work closely with our partners to ensure a clear and consistent product presentation. Coach enhances its presentation through the creation of shop-in-shops with proprietary Coach fixtures within the department store environment. Coach custom tailors its assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. Coach continues to closely manage inventories in this channel given the highly promotional environment at point-of-sale. Coach utilizes automatic replenishment with major accounts in an effort to optimize inventory across wholesale doors. Over the next year, we expect to continue investing in the elevation of shop-in-shop environments.

Coach brand's products are sold in approximately 1,000 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale's), Dillard's, Nordstrom, Lord & Taylor, The Bay, Bon Ton, Belk and Von Maur. Coach products are also available on these customers' websites.
International Segment
Our International Markets operate department store concession shop-in-shop locations and freestanding flagship, retail and outlet stores as well as e-commerce websites. Flagship stores, which offer the broadest assortment of Coach products, are located in select high-visibility shopping districts.
The following table shows the number of international directly-operated locations and their total and average square footage:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Coach International:
Locations:	503	475	409
Net increase vs. prior year	28	66	41
% increase vs. prior year	5.9%	16.1%	11.1%
Square footage:	1,030,695	918,995	768,567
Net increase vs. prior year	111,700	150,428	103,171
% increase vs. prior year	12.2%	19.6%	15.5%
Average square footage	2,049	1,935	1,879
We expect our International segment to reflect modest growth in store count over the next few years, particularly within mainland China and Europe.
International Wholesale — In addition to our company-operated stores, this channel includes sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our customers’ sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in new markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in approximately 45 countries. Coach's current network of international distributors serve the following domestic and/or travel retail markets: Argentina, Australia, Austria, Bahamas, Bahrain, Benelux, Brazil, Canada, Chile, Greater China, Colombia, Denmark, Dominican Republic, Finland, France, Germany, Indonesia, Italy, Japan, South Korea, Kuwait, Lebanon, Malaysia, Mexico, New Zealand, Norway, Panama, Peru, Philippines, Portugal, Qatar, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Arab Emirates, the United Kingdom, Uruguay, U.S. & Territories, Venezuela and Vietnam.
For locations not in freestanding stores, Coach has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. Coach continues to improve productivity in this channel by opening larger image-enhancing locations, expanding existing stores and closing less productive stores. Coach's most significant international wholesale customers are the DFS Group, Everrich DFS Corp, Lotte Group, Shilla Group and Vantage Point. Coach's products are sold in approximately 430 wholesale locations.
Other Segment
Stuart Weitzman — The Stuart Weitzman brand is sold primarily through department stores in North America and international distributors, including approximately 600 wholesale locations, and within numerous independent third party distributors. Its most significant wholesale customers include Nordstrom, Saks, and Neiman Marcus. Furthermore, Stuart Weitzman products are also sold in freestanding flagship and retail stores, and e-commerce websites. As of June 27, 2015, Stuart Weitzman had 54 directly operated stores with a total square footage of 91,101 and an average square footage of 1,687.

Licensing — In our worldwide licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. Licensing revenue was approximately $31.9 million and $27.9 million in fiscal 2015 and fiscal 2014, respectively. Our key licensing relationships as of June 27, 2015 are as follows:

		Date
Category	Partner	Introduction	Expiration
Footwear	Jimlar Corporation	1999	2017
Eyewear	Luxottica(1)	2012	2016
Watches	Movado	1998	2020
Fragrance	Estee Lauder(2)	2010	2015
Fragrance	Interparfums(2)	2015	2026

(1)	The Luxottica licensing relationship is expected to automatically renew in June 2016 with a new expiration date in calendar year 2020.

(2)	The Estee Lauder licensing relationship expired on June 30, 2015. Coach entered into a new licensing agreement with Interparfums in April 2015, expiring in June 2026.
Products made under license are, in most cases, sold through all of the channels discussed above and, with the Company's approval, these licensees have the right to distribute products selectively through several other channels, including: shoes in department store salons, watches in selected jewelry stores and eyewear and sunwear in selected optical retailers. These venues provide additional, yet controlled, exposure of our brands. Our licensing partners pay royalties on their net sales of our branded products. However, such royalties are not material to our business as they currently comprise less than 1% of the Company's total net sales. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.
The Other segment also consists of sales generated in ancillary channels.
See Note 16, "Segment Information" for more information about all segments.
The following discussion - including "Products," "Design and Merchandising," "Marketing," "Manufacturing," "Distribution," "Information Systems," "Trademarks and Patents," "Seasonality," "Government Regulation," "Competition" and "Employees" - is based on the Coach brand.
PRODUCTS
Coach brand’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, business cases, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. The following table shows net sales for each product category represented for the Coach brand (in millions):

	Fiscal Year Ended
	June 27, 2015		June 28, 2014		June 29, 2013
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Women's Handbags	$2,389.6	58%	$2,826.1	59%	$3,177.2	62%
Women's Accessories	709.4	17	860.3	18	954.2	19
Men's	680.4	16	691.8	14	599.5	12
All Other Products	369.2	9	428.0	9	344.5	7
Total Sales	$4,148.6	100%	$4,806.2	100%	$5,075.4	100%

During fiscal 2015, the Company reevaluated its product categories and determined that small accessory handbags and travel bags, which were previously classified as "Women's Accessories" and "All Other Products," respectively, are viewed by management to be part of its "Women's Handbag" product category. Prior periods have been adjusted to reflect the current period classification.

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
All Other Products (excluding the Stuart Weitzman brand) consist of the following:
Footwear — Jimlar Corporation ("Jimlar") has been Coach brand's footwear licensee since 1999. Footwear is distributed through select Coach retail stores our Internet sales sites and U.S. department stores and military locations. Footwear sales are comprised primarily of women’s styles.
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
Sunwear — Luxottica Group SPA (“Luxottica”) has been Coach’s eyewear licensee since 2012. This collection is a collaborative effort that combines the Coach aesthetic for fashion accessories with the latest fashion directions, primarily in sunglasses. Our sunglasses are sold in retail stores and on our Internet sales sites, department stores worldwide, select sunglass retailers and optical retailers in major global markets.
Watches — Movado Group, Inc. (“Movado”) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by women's collections with select men's styles. The Coach watch collection is currently sold in Coach retail stores and on our Internet sales sites, department stores worldwide, and select watch retailers in major global markets.
Fragrance — Upon the expiration of Estée Lauder Companies Inc. (“Estée Lauder”) contract in June 2015, Coach entered into a new licensing agreement with Interparfums, which will expire in June 2026. Fragrance is distributed through Coach retail stores, our Internet sales sites, department and specialty stores worldwide, and select perfumeries in major global markets. Coach offers women's fragrance collections which include eau de perfume spray, eau de toilette spray, purse spray, and body lotion. Coach also offers men's fragrance collections.
DESIGN AND MERCHANDISING
Coach brand's design team, led by the Executive Creative Director, Stuart Vevers, is responsible for conceptualizing and directing the design of all products. Designers have access to Coach's extensive archives of product designs created since Coach's inception, which are a valuable resource for new product concepts. Our designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Merchandisers also manage the product life cycle to maximize sales and profitability across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists help the Coach brand execute design concepts that are consistent with the brand's strategic direction.
Our design and merchandising teams work in close collaboration with all of our licensing partners to ensure that the licensed products (watches, footwear, eyewear and fragrance) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brands.
MARKETING
Coach brand's global marketing strategy is to deliver a consistent, relevant and multi-layered message every time the consumer comes in contact with our brands through our communications and visual merchandising. Coach's image is created and executed by our creative marketing, visual merchandising and public relations teams, as well as with outside creative agencies. Coach also has a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends.
In conjunction with promoting a consistent global image, Coach uses its extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.

Coach engages in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. Total expenses attributable to Coach brand marketing-related events in fiscal 2015 were $158.9 million, or approximately 4% of net sales, compared to $130.1 million in fiscal 2014, or approximately 3% of net sales.
Coach's wide range of direct marketing activities includes email contacts and catalogs targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness and driving online revenue, Coach's websites serve as an effective brand communication vehicle by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drives store traffic and enables the collection of customer data.
As part of the Coach's direct marketing strategy, we use databases primarily consisting of approximately 28 million households in North America, approximately 11 million households in Asia and approximately 380,000 households in Europe. Email contacts and direct mail pieces are an important part of Coach's communication and are sent to selected households to stimulate consumer purchases and build brand awareness. Visitors to Coach's e-commerce sites in the U.S., Canada, Japan and China provide an opportunity to increase the size of these databases, as well as point of sale transactions globally except where restricted.
In fiscal 2015, Coach had informational websites in Brazil, Chile, Colombia, Mexico, Panama, Peru, Venezuela, Australia, Hong Kong, Indonesia, Korea, Malaysia, New Zealand, Singapore, Taiwan, Thailand, Vietnam, France, Ireland, Portugal, Spain, United Kingdom, United Arab Emirates, Saudi Arabia, Kuwait and Bahrain. In addition, the Company utilizes and continues to explore digital technologies such as blogs and social media websites, including Twitter, Facebook, Instagram, Pinterest, WeChat and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
The Coach brand also runs national, regional and local marketing campaigns in support of its major selling seasons. In fiscal 2014, Coach refreshed its strategy to expand its marketing campaigns to more clearly message its brand and products under an effortless New York style positioning. We plan to continue to support this strategy in the future through an increased presence in relevant fashion, media events and publications.
MANUFACTURING
Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including Vietnam, mainland China, the Philippines, India, Thailand, Italy, Hong Kong, Myanmar and the United States. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. During fiscal 2015, the Coach brand had two vendors who each provided slightly over 10% of the Company's total units. These two vendors are geographically dispersed and have multiple locations in different countries. No other individual vendor currently provides more than approximately 10% of Coach’s total units. Before partnering with a vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that all of our manufacturing partners are in material compliance with Coach’s integrity standards.
These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences.
Our raw material suppliers, independent manufacturers and licensing partners, must achieve and maintain high quality standards, which are an integral part of our identity. One of Coach's keys to success lies in the rigorous selection of raw materials. Coach has longstanding relationships with purveyors of fine leathers and hardware. Although Coach products are manufactured by independent manufacturers, we maintain a level of oversight in the selection of the raw materials that are used in all of our products. Compliance with quality control standards is monitored through on-site quality inspections at all independent manufacturing facilities.
We maintain control of the supply chain process from design through manufacture. We are able to do this by qualifying raw material suppliers and by maintaining sourcing management offices in Vietnam, Greater China, Hong Kong and the Philippines that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities.
DISTRIBUTION
In North America, the Company operates an 850,000 square foot distribution and consumer service facility in Jacksonville, Florida for Coach brand products. This automated facility uses a bar code scanning warehouse management system. Coach's distribution center employees use handheld scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide excellent service to our customers. Coach brand products are primarily shipped to Coach retail stores and wholesale customers via express delivery providers and common carriers, and direct to consumers via express delivery providers.

Outside of North America, the Company has established regional distribution centers, through third-parties, in Shanghai, China and Oldenzaal, The Netherlands for Coach brand products. Coach also operates local distribution centers, through third-parties, in Japan, China, Hong Kong, South Korea, Taiwan, Malaysia, Singapore and Macau for Coach brand products.
INFORMATION SYSTEMS
The foundation of Coach's information systems is its Enterprise Resource Planning (“ERP”) system. This integrated system supports finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for Coach's transactional information, resulting in increased efficiencies, improved inventory control and a better understanding of consumer demand.
Complementing its ERP system are several other system solutions, each of which Coach believes is suitable for its needs. The data warehouse system summarizes the transaction information and provides a global platform for management reporting. The supply chain management systems support product development, procurement, inventory planning and reporting functions. In North America, product fulfillment is facilitated by Coach's highly automated warehouse management system and electronic data interchange system, while the unique requirements of Coach's Internet business are supported by Coach’s order management and e-commerce systems. Internationally, Coach selectively relies on the warehouse and distribution systems owned by the third-parties that operate certain of our international distributions centers. Additionally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality.
TRADEMARKS AND PATENTS
Coach owns all of the material worldwide trademark rights used in connection with the production, marketing and distribution of all of its products. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which our products are sold. Major trademarks include COACH, COACH NEW YORK, COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design, and Op Art C Design and COACH LEATHERWARE EST. 1941 (the "Heritage Logo"). Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach name is important for its business. In addition, several of Coach's products are covered by design patents and a utility patent application. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.
Coach expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.
SEASONALITY
Because Coach brand's products are frequently given as gifts, we experience seasonal variations in net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, including adverse weather conditions.
GOVERNMENT REGULATION
Most of Coach's imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that Coach may import into the U.S. and other countries or may impact the cost of such products. Coach is not materially restricted by quotas or other government restrictions in the operation of its business, however customs duties do represent a material part of total product cost. To maximize opportunities, Coach operates complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, Coach operates a direct import business in many countries worldwide. As a result, Coach is subject to stringent government regulations and restrictions with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality and safety of Coach’s products. Coach maintains an internal global trade and customs organization to help manage its import/export activity.

COMPETITION
The premium handbag, footwear and accessories industry is highly competitive. Coach competes primarily with European and American luxury and accessible luxury brands as well as private label retailers, including some of Coach's wholesale customers. Over the last several years these categories have grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition drives consumer interest in this brand loyal category.
EMPLOYEES
As of June 27, 2015, Coach brand employed approximately 15,800 globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 7,400 and 5,700 were full time and part time employees, respectively, in the global retail field. Coach believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
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

ITEM 1A. RISK FACTORS
You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with the business of the Company and forward-looking information in this document. Please also see “Special Note on Forward-Looking Information” at the beginning of this report. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows or financial condition could suffer.
The successful execution of our multi-year transformation initiatives is key to the long-term growth of our business.
During the fourth quarter of fiscal 2014, we announced a multi-year strategic plan with the objective of transforming the brand and reinvigorating growth, which will enable the Company to return to ‘best-in-class’ profitability. Key operational and cost elements in order to fund and execute this plan include: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores, (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of our brand, drive sales growth and promote our new strategy; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site. The Company believes that long-term growth can be realized through its transformational efforts over time. There is no assurance that such efforts will be successful in achieving long-term growth or changing the perception of the Company from an accessories brand to a global lifestyle brand. Furthermore, actual costs incurred under the Transformation Plan may differ from expectations based on our execution of the key operational and cost elements described above. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, "Transformation and Other Actions," for further information regarding the Transformation Plan.
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
Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We currently plan to open additional Coach and Stuart Weitzman stores in mainland China, Europe and other international markets, both directly and through strategic partners. Our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, many of these markets have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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
We operate on a global basis, with approximately 39% of our net sales coming from operations outside of North America. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•
changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates;

•	political or economic instability or changing macroeconomic conditions in our major markets;

•	compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act, which in general concern the bribery of foreign public officials;

•	changes in tourist shopping patterns, particularly that of the Chinese consumer;

•	natural and other disasters;

•
changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls; and

•	the repatriation of foreign cash.
Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, unemployment, consumer credit availability, raw materials costs, fuel and energy costs (including oil prices), global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.
Demand for our products, and consumer spending in the premium handbag and accessories market generally, is significantly impacted by trends in consumer confidence, general business conditions, interest rates, foreign currency exchange rates, the availability of consumer credit, and taxation. Consumer purchases of discretionary luxury items, such as the Company's products, tend to decline during recessionary periods or periods of sustained high unemployment, when disposable income is lower. Unfavorable economic conditions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which our stores are located.
Our business may be subject to increased costs due to excess inventories and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products we may be faced with significant excess inventories for some products and missed opportunities for other products. If that occurs, we may be forced to rely on destruction, donation, markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
Increases in our costs, such as raw materials, labor or freight could negatively impact our gross margin. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well and it is likely such cost will fluctuate significantly if oil prices remain volatile. We may not be able to offset such increases in raw materials, labor or transportation costs through pricing measures or other means.
Significant competition in our industry could adversely affect our business.
We face intense competition in the product lines and markets in which we operate. Our competitors are European and American luxury brands, as well as private label retailers, including some of the Company's wholesale customers. There is a risk that our competitors may develop new products or product categories that are more popular with our customers. We may be unable to anticipate the timing and scale of such product introductions by competitors, which could harm our business. Our ability to compete also depends on the strength of our brand, whether we can attract and retain key talent, and our ability to protect our trademarks and design patents. A failure to compete effectively could adversely affect our growth and profitability.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations; the acquired Stuart Weitzman business may underperform relative to our expectations; and the Stuart Weitzman acquisition may cause our financial results to differ from our expectations or the expectations of the investment community.
During fiscal 2015, we acquired Stuart Weitzman Holdings, LLC, a leading designer and manufacturer of women's luxury footwear. We may have difficulty integrating the Stuart Weitzman business into our operations or otherwise successfully managing the expansion of the Stuart Weitzman business. Additionally, while we continually review potential acquisition opportunities, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms or at all. The potential difficulties of integrating the operations of an acquired business, such as Stuart Weitzman, and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

•	failure of the business to perform as planned following the acquisition or achieve anticipated revenue or profitability targets;

•	delays, unexpected costs or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings or synergies and/or a need to allocate resources to manage unexpected operating difficulties;

•	difficulties assimilating the operations and personnel of acquired companies into our operations;

•	diversion of the attention and resources of management or other disruptions to current operations;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in the acquired business and our business;

•	consumers’ failure to accept product offerings by us or our licensees;

•	assumption of liabilities not identified in due diligence;

•	the impact on our or an acquired business’ internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002; and

•	other unanticipated issues, expenses and liabilities.
Our failure to successfully complete the integration of any acquired business, including Stuart Weitzman, and any adverse consequences associated with future acquisition activities, could have an adverse effect on our business, financial condition and operating results.
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet.  We are required at least annually, or as facts and circumstances exist, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the implied fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made. We determined there was no impairment in fiscal 2015, fiscal 2014 and fiscal 2013; however, we cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.
Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers and stores, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. The possibility of a cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many recent cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.
Awareness and sensitivity to privacy breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. We may also incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with state, federal and international laws governing the unauthorized disclosure of confidential information as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach-notification costs and increased litigation as a result of cyber security breaches.
In addition, we maintain e-commerce sites in the U.S., Canada, Japan and China and have plans for additional e-commerce sites in other parts of the world. Additionally, Coach has informational websites in various countries, as described in Item I, "Business." Lastly, our e-commerce programs also include an invitation-only Coach outlet flash sale site. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer viruses or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
The success of our business depends on our ability to retain the value of the Coach brand and the Stuart Weitzman brand and to respond to changing fashion and retail trends in a timely manner.
We believe that the Coach brand, established almost 75 years ago, is regarded as America's preeminent designer, producer, and marketer of fine accessories and gifts for women and men. We attribute the prominence of the Coach brand to the unique combination of our original American attitude and design, our heritage of fine leather goods and custom fabrics, our superior product quality and durability and our commitment to customer service. Furthermore, the Stuart Weitzman brand is viewed as a leading design house of women's luxury footwear within North America, with a strong opportunity for growth globally, and is built upon the idea of crafting a beautifully-constructed shoe, merging fashion and function. Any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted. Our success also depends in part on our ability to execute on our Transformation Plan. Even if our products, marketing campaigns and retail environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact our business, financial condition, and results of operations.
Our business is exposed to foreign currency exchange rate fluctuations.
We monitor our global foreign currency exposure. In order to minimize the impact on earnings of foreign currency rate movements, we hedge our subsidiaries’ U.S. dollar-denominated inventory purchases in Japan and Canada, as well as the Company's cross currency denominated intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Our continued international expansion will increase our exposure to foreign currency fluctuations. Sales to our international wholesale customers are primarily denominated in U.S. dollars.
As a result of operating retail stores outside of the U.S., we are also exposed to market risk from fluctuations in foreign currency exchange rates. A substantial weakening of foreign currencies against the U.S. dollar could impact consumers’ willingness or ability to travel abroad and/or purchase our products while traveling, as well as require us to raise our retail prices or reduce our profit margin in various locations outside of the U.S. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.
Our stock price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance, including our ability to return value to investors.
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
We periodically return value to investors through payment of quarterly dividends. Investors may have an expectation that we will continue to pay our quarterly dividend at certain levels. The market price of our securities could be adversely affected if our cash dividend rate differs from investors’ expectations. See “If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed” for addition discussion of our quarterly dividend.
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
Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of, or significant fluctuations, in the cost of raw materials;

•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;

•	imposition of additional duties, taxes and other charges on imports or exports;

•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;

•	compliance with our Global Business Integrity Program;

•	compliance by our independent manufacturers and suppliers with our Global Operating Principles and/or Supplier Selection Guidelines, as applicable;

•	compliance with U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products;

•	disruptions or delays in shipments;

•	loss or impairment of key manufacturing or distribution sites;

•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;

•	product quality issues;

•	political unrest;

•	unforeseen public health crises, such as pandemic and epidemic diseases;

•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and

•	acts of war or terrorism and other external factors over which we have no control.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. Compliance with these laws may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
In addition, we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Global Operating Principles and/or Supplier Selection Guidelines; however, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program, Global Operating Principles and Supplier Selection Guidelines are available through our website, www.coach.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
We are dependent on a limited number of distribution and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business. Because our distribution centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. We maintain a distribution center in Jacksonville, Florida, operated by Coach. To support our growth in mainland China and Europe, we established distribution centers in Shanghai, China and Oldenzaal, The Netherlands, owned and operated by a third-party, allowing us to better manage the logistics in these regions while reducing costs. We also operate distribution centers, through third-parties, in Japan, mainland China, Hong Kong, Singapore, Taiwan, Malaysia, The United States and South Korea. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.
We do not own any of our retail store locations. We lease our corporate-owned stores under long-term, non-cancelable leases, which usually have initial terms ranging from five and ten years, with renewal options typically in five year increments. We believe that the leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. If we determine that it is no longer economical to operate a retail store subject to a lease and decide to close it as we have done in the past and will do in the future, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on attracting, developing and retaining qualified employees, including key personnel.
The ability to successfully execute against our goals is heavily dependent on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by: our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Our transformation plan and its attendant changes regarding organizational efficiencies may intensify this risk.
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
Our North American wholesale business, primarily consisting of the U.S. Wholesale business, comprised approximately 5% of total net sales for fiscal 2015. Continued fragmentation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.

We rely on our licensing partners to preserve the value of our licenses and the failure to maintain such partners could harm our business.
We currently have multi-year agreements with licensing partners for our footwear, eyewear, watches and fragrance products. See Item 1 - “Business - Products” for additional discussion of our licensing arrangements. In the future, we may enter into additional licensing arrangements. The risks associated with our own products also apply to our licensed products as well as unique problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant control over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the product categories where we have entered into such licensing arrangements. Further, while we believe that we could replace our existing licensing partners if required, our inability to do so for any period of time could materially adversely affect our revenues and harm our business.
As we outsource functions, we will become more dependent on the third parties performing these functions.
As part of our long-term strategy, we look for opportunities to cost effectively enhance capability of business services. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of the Company's common stock.
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
We have maintained and accessed revolving credit facilities and issued debt securities as a source of liquidity, along with cash flows generated from our operations, our available cash and cash equivalents and short-term investments, our non-current investments, and other available financing options. We remain committed to maintaining a strong financial profile with ample liquidity. Our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our financial results and stock price.
We are subject to income taxes in many jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may result in a settlement which differs from our original estimate. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. Further, proposed tax changes that may be enacted in the future could negatively impact our current or future tax structure and effective tax rates.

We could experience cost overruns and disruptions to our operations in connection with the construction of, and relocation to, our new global corporate headquarters.
The Company has entered into various agreements relating to the development of the Company’s new global corporate headquarters in a new office building to be located at the Hudson Yards development site in New York City. The financing, development and construction of the new building is taking place through a joint venture between the Company and the developers. Construction of the new building has commenced and occupancy in the new global headquarters is currently expected to take place in fiscal 2016. During fiscal 2015, the Company invested $139.1 million in the Hudson Yards joint venture, resulting in a total equity method investment of 320.2 million as of June 27, 2015. The Company expects to invest approximately $210 million in the joint venture over the next two years, with approximately $195 million estimated in fiscal 2016, depending on construction progress. Outside of the joint venture, the Company is directly investing in aspects of the new corporate headquarters. The Company has incurred $34.0 million of capital expenditures to date, including $5.9 million in fiscal 2015, and we expect approximately $185 million of additional expenditures over the remaining period of construction. The Company’s allocable share of the joint venture investments and capital expenditures will be financed by the Company with cash on hand, debt-related borrowings and approximately $130 million of proceeds from the sale of its current headquarters buildings.
Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with this project may be higher than estimated and it may take longer than expected to complete the project. In addition, the process of moving our headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business. In addition, we cannot give any assurance that our developer will complete its obligations in a timely manner or at all or how changes in the overall development of the Hudson Yards project may impact the development of, or value of, the building in which our new global headquarters will be located. Further, our developer has financing, construction and development obligations to parties other than us, and we cannot give any assurance as to how those obligations may impact the development of the project.
The ownership of real property, such as the new global corporate headquarters, also subjects us to various other risks, including, among others:

•	the possibility of environmental contamination and the costs associated with correcting any environmental problems;

•
the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the new building as a result of fire, floods, or other natural disasters; and

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors.
Provisions in the Company's charter, bylaws and Maryland law may delay or prevent an acquisition of the Company by a third party.
The Company's charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire the Company without the consent of our Board. The Company's charter permits its Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue. In addition, the Company's Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although the Company's Board has no intention to do so at the present time, it could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the Company's common stock or otherwise be in the best interest of the Company's stockholders.
The Company's bylaws can only be amended by our Board. The Company's bylaws also provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by the Company's Board or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of the Company's bylaws. Also, under Maryland law, business combinations, including issuances of equity securities, between the Company and any person who beneficially owns 10% or more of the Company's common stock or an affiliate of such person are prohibited for a five-year period, beginning on the date such person last becomes a 10% stockholder, unless exempted in accordance with the statute. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless some conditions are met or the business combination is exempted by the Company's Board.
Risks relating to our Hong Kong Depositary Receipts (“HDRs”)
An active trading market for the Hong Kong Depositary Receipts on the Hong Kong Stock Exchange might not develop or be sustained and their trading prices might fluctuate significantly.

We cannot assure you that an active trading market for the HDRs on the Hong Kong Stock Exchange will develop or be sustained. If an active trading market of the HDRs on the Hong Kong Stock Exchange does not develop or is not sustained, the market price and liquidity of the HDRs could be materially and adversely affected. As a result, the market price for HDRs in Hong Kong might not be indicative of the trading prices of Coach’s common stock on the NYSE, even allowing for currency differences.
The characteristics of the U.S. capital markets and the Hong Kong capital markets are different.
The NYSE and the Hong Kong Stock Exchange have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of common stock and the HDRs representing them might not be the same, even allowing for currency differences. Fluctuations in the price of our common stock due to circumstances particular to the U.S. capital markets could materially and adversely affect the price of the HDRs. Because of the different characteristics of the U.S. and Hong Kong equity markets, the historic market prices of our common stock may not be indicative of the performance of the HDRs.
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
An investment in HDRs will depend for its continuing viability on the performance of several service providers, including but not limited to the HDR Depositary, the registrar for the HDRs, the custodian and any sub-custodian appointed in respect of the underlying common stock. A failure by any of those service providers to meet their contractual obligations, whether or not by culpable default, could detract from the continuing viability of the HDRs as an investment. The Company will not have direct contractual recourse against the custodian, any sub-custodian or the registrar; hence the potential for redress in circumstances of default will be limited. However, the Company and the HDR Depositary have executed a deed poll in favor of HDR holders in relation to the exercise by them of their rights as HDR holders under the Deposit Agreement against the Company or the HDR Depositary.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key distribution, corporate and product development facilities as of June 27, 2015. The majority of the properties are leased, with the leases expiring at various times through 2028, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	North America distribution and consumer service	850,000
New York, New York	Corporate, design, sourcing and product development	429,000(1)
Carlstadt, New Jersey	Corporate offices	65,000
New York, New York	Stuart Weitzman corporate, design, sourcing and product development	37,500
Tokyo, Japan	Coach Japan regional management	32,300
Shanghai, China	Greater China regional management	23,000
Hong Kong	Coach Hong Kong regional management	18,100
South Korea	Coach South Korea regional management	18,000
Shanghai, China	Coach Asia shared service center	17,700
Hong Kong	Corporate sourcing and quality control	17,000(2)
Dongguan, China	Corporate sourcing, quality control and product development	16,700
Ho Chi Minh City, Vietnam	Corporate sourcing and quality control	10,200
Fort Lauderdale, Florida	Stuart Weitzman corporate management	9,400
London	Coach Europe regional management	8,000
Taipei City, Taiwan	Coach Taiwan regional management	6,400
Malaysia	Coach Malaysia regional management	3,800
Singapore	Coach Singapore regional management	2,900
Beijing, China	Greater China regional management	2,800
Clark, Philippines	Corporate sourcing and quality control	2,400

(1)	Includes approximately 285,000 square feet related to Coach-owned buildings.

(2)	Represents a Coach-owned location.
As of June 27, 2015, the Company also occupied 258 Coach retail and 204 Coach outlet leased stores located in North America, 503 Coach-operated concession shop-in-shops within department stores, Coach retail and outlet stores in our international locations, and 54 Stuart Weitzman stores globally. These leases expire at various times through 2036. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, "Transformation and Other Actions," for further information regarding the Transformation Plan, and its impact on future store trends.
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

	High	Low	Closing	Dividends Declared per Common Share
Fiscal 2015 Quarter ended:
September 27, 2014	$37.70	$33.39		$0.3375
December 27, 2014	37.60	32.72		0.3375
March 28, 2015	43.87	35.65		0.3375
June 27, 2015	43.45	34.00	$36.12	0.3375

Fiscal 2014 Quarter ended:
September 28, 2013	$59.58	$51.53		$0.3375
December 28, 2013	57.95	47.89		0.3375
March 29, 2014	56.72	44.31		0.3375
June 28, 2014	50.86	33.60	$34.47	0.3375
As of July 31, 2015, there were 3,809 holders of record of Coach’s common stock.
Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2015, to be filed with the Securities and Exchange Commission (The “Proxy Statement”), is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the S&P 500 Stock Index and the “former peer set” and "revised peer set" companies listed below over the five-fiscal-year period ending June 27, 2015, the last trading day of Coach’s most recent fiscal year. The graph assumes that $100 was invested on July 3, 2010 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a peer set index compiled by us tracking the peer group companies listed above, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.
The Company's former peer set consisted of:

•	The Gap, Inc.,

•	Guess?, Inc.,

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation, and

•	Williams-Sonoma, Inc.
During fiscal 2015, the Company established a revised peer set consisting of:

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Kate Spade & Company,

•	Abercrombie & Fitch Co., and

•	Michael Kors Holdings Limited
Coach management selected the “revised peer set” on an industry/line-of-business basis and believes this updated set of companies represent good faith comparables based on their history, size, and business models in relation to Coach, Inc.

	June-10	June-11	June-12	June-13	June-14	June-15
COH	$100.00	$181.04	$168.14	$167.80	$103.33	$113.16
Peer Set	$100.00	$179.00	$205.09	$303.39	$374.33	$343.00
Former Peer Set	$100.00	$159.61	$171.34	$244.34	$276.27	$290.54
S&P 500	$100.00	$139.57	$144.67	$186.60	$240.78	$258.50
Stock Repurchase Program
The Company did not repurchase any shares during the fourth quarter of fiscal 2015. The existing plan, publicly announced on October 23, 2012, expired in June 2015 with zero remaining availability as of June 27, 2015.

ITEM 6. SELECTED FINANCIAL DATA (dollars and shares in millions, except per share data)
The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 27, 2015 has been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	June 27, 2015(2)(4)	June 28, 2014(3)(4)	June 29, 2013(3)(4)	June 30, 2012(3)(4)	July 2, 2011(4)
Consolidated Statements of Income:
Net sales	$4,191.6	$4,806.2	$5,075.4	$4,763.2	$4,158.5
Gross profit	2,908.6	3,297.0	3,698.1	3,466.1	3,023.5
Selling, general and administrative ("SG&A") expenses	2,290.6	2,176.9	2,173.6	1,954.1	1,718.6
Operating income	618.0	1,120.1	1,524.5	1,512.0	1,304.9
Net income	402.4	781.3	1,034.4	1,038.9	880.8
Net income:
Per basic share	$1.46	$2.81	$3.66	$3.60	$2.99
Per diluted share	1.45	2.79	3.61	3.53	2.92
Weighted-average basic shares outstanding	275.7	277.8	282.5	288.3	294.9
Weighted-average diluted shares outstanding	277.2	280.4	286.3	294.1	301.6
Dividends declared per common share	$1.350	$1.350	$1.238	$0.975	$0.675

Consolidated Percentage of Net Sales Data:
Gross margin	69.4%	68.6%	72.9%	72.8%	72.7%
SG&A expenses	54.6%	45.3%	42.8%	41.0%	41.3%
Operating margin	14.7%	23.3%	30.0%	31.7%	31.4%
Net income	9.6%	16.3%	20.4%	21.8%	21.2%

Consolidated Balance Sheet Data:
Working capital	$1,671.8	$1,042.1	$1,348.4	$1,086.4	$859.4
Total assets	4,666.9	3,663.1	3,531.9	3,104.3	2,635.1
Cash, cash equivalents and investments	1,931.8	1,353.1	1,332.2	923.2	712.8
Inventory	485.1	526.2	524.7	504.5	421.8
Total debt	890.4	140.5	1.0	23.4	24.2
Stockholders' equity	2,489.9	2,420.6	2,409.2	1,992.9	1,612.6

	Fiscal Year Ended(1)
	June 27, 2015(2)	June 28, 2014(3)	June 29, 2013(3)	June 30, 2012(3)	July 2, 2011
Coach Operated Store Data:
Stores open at fiscal year-end:
North American retail stores	258	332	351	354	345
North American outlet stores	204	207	193	169	143
Coach International	503	475	409	368	311
Stuart Weitzman stores	54	—	—	—	—
Total stores open at fiscal year-end	1,019	1,014	953	891	799

Store square footage at fiscal year-end:
North American retail stores	728,833	910,003	952,422	959,099	936,277
North American outlet stores	1,189,018	1,132,714	982,202	789,699	649,094
Coach International	1,030,695	918,995	768,567	665,396	544,798
Stuart Weitzman stores	91,101	—	—	—	—
Total store square footage at fiscal year-end	3,039,647	2,961,712	2,703,191	2,414,194	2,130,169

Average store square footage at fiscal year-end:
North American retail stores	2,825	2,741	2,713	2,709	2,714
North American outlet stores	5,829	5,472	5,089	4,673	4,539
Coach International	2,049	1,935	1,879	1,808	1,752
Stuart Weitzman stores	1,687	—	—	—	—

(1)	The Company’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2015, 2014, 2013, 2012 and 2011 were each 52-week years.

(2)	The Company acquired Stuart Weitzman in the fourth quarter of fiscal 2015.

(3)
The Company acquired its international businesses from its former distributors as follows: fiscal 2014 — the remaining 50% interest in Europe; fiscal 2013 — Malaysia and South Korea; fiscal 2012 — Singapore and Taiwan.

(4)
For all fiscal years presented below, the Company recorded certain items which affect the comparability of our results. See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2015, fiscal 2014, and fiscal 2013. During Fiscal 2012, the Company decreased its provision for income taxes by $23.9 million, primarily as a result of recording the effect of a revaluation of certain deferred tax asset balances due to a change in Japan's corporate tax laws and the favorable settlement of a multi-year transfer pricing agreement within Japan. The Company used the net income favorability to contribute an aggregate $39.2 million to the Coach Foundation. Fiscal 2011 was impacted by the result of a favorable settlement of a multi-year tax return examination and charitable contributions. The following table reconciles the Company's reported results on a U.S. GAAP basis to our adjusted results that exclude these items:

				Net Income
Fiscal 2015	Gross Profit	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$2,908.6	$2,290.6	$618.0	$402.4	$1.45
Excluding items affecting comparability	9.7	(160.8)	170.5	128.8	0.47
Adjusted: (Non-GAAP Basis)	$2,918.3	$2,129.8	$788.5	$531.2	$1.92

				Net Income
Fiscal 2014	Gross Profit	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,297.0	$2,176.9	$1,120.1	$781.3	$2.79
Excluding items affecting comparability	82.2	(49.3)	131.5	88.3	0.31
Adjusted: (Non-GAAP Basis)	$3,379.2	$2,127.6	$1,251.6	$869.6	$3.10

				Net Income
Fiscal 2013	Gross Profit	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,698.1	$2,173.6	$1,524.5	$1,034.4	$3.61
Excluding items affecting comparability	4.8	(48.4)	53.2	32.6	0.11
Adjusted: (Non-GAAP Basis)	$3,702.9	$2,125.2	$1,577.7	$1,067.0	$3.73

				Net Income
Fiscal 2012	Gross Profit	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,466.1	$1,954.1	$1,512.0	$1,038.9	$3.53
Excluding items affecting comparability	—	(39.2)	39.2	—	—
Adjusted: (Non-GAAP Basis)	$3,466.1	$1,914.9	$1,551.2	$1,038.9	$3.53

				Net Income
Fiscal 2011	Gross Profit	SG&A	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,023.5	$1,718.6	$1,304.9	$880.8	$2.92
Excluding items affecting comparability	—	(25.7)	25.7	—	—
Adjusted: (Non-GAAP Basis)	$3,023.5	$1,692.9	$1,330.6	$880.8	$2.92

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “Company,” "Coach," “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand.
EXECUTIVE OVERVIEW
Coach, Inc. is a leading New York design house of modern luxury accessories and lifestyle brands. The Coach brand was established in New York City in 1941, and has a rich heritage of pairing exceptional leathers and materials with innovative design.
Coach, Inc. operates in three segments: North America, International and Other (which includes the Stuart Weitzman brand acquired by the Company in the fourth quarter of fiscal 2015). The North America segment includes sales to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales to customers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Belgium and the Netherlands, as well as sales to wholesale customers and distributors in approximately 45 countries. Other, consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition. Other also consists of sales and expenses generated by the Stuart Weitzman brand during the final two months of fiscal 2015. As the Company's business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.
In order to drive growth within our global business, we are focused on four key initiatives, which directly align with the Coach brand Transformation Plan, described below:

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

•
Harness the growing power of the digital world, by accelerating the development of our digital programs and capabilities in North America and worldwide, reflecting the change in consumer shopping behavior globally. Our intent is to rapidly drive further innovation to engage with customers in this channel. Key elements include www.coach.com, our invitation-only outlet Internet site, our global e-commerce sites, marketing sites and social media.

During the fourth quarter of fiscal 2014, Coach, Inc. announced a multi-year strategic plan with the objective of transforming the Coach brand and reinvigorating growth, which we believe will enable the Company to return to ‘best-in-class’ profitability. This multi-faceted, multi-year transformation plan (the "Transformation Plan") builds on the core brand equities of quality and craftsmanship with the aim of evolving our competitive value proposition. We believe our strategy offers significant growth opportunities in handbags and accessories, as well as in the broader set of lifestyle categories that we have operated in for some time but are less developed, including footwear and ready-to-wear. This strategy has required an integrated holistic approach, across product, stores and marketing and promotional activities, and entails the roll-out of carefully crafted aspirational marketing campaigns to define the Coach brand and to deliver a fuller and more consistent brand expression.
Key operational and cost measures of the Transformation Plan include: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment of approximately $50 million in incremental advertising costs to elevate consumer perception of our Coach brand, drives sales growth and promote our new strategy, which started in fiscal 2015; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site, which began in fiscal 2014. The Company's execution of these key operational and cost measures were on plan through the end of fiscal 2015, and we believe that long-term growth can be realized through these transformational efforts over time. For further discussion of charges incurred in connection with the Transformation Plan, see "Items Affecting Comparability," herein.
Furthermore, as discussed in Note 7, "Acquisitions," the Company acquired luxury designer footwear brand Stuart Weitzman, which we believe will complement our current leadership position in premium handbags and accessories, while immediately adding to the Company's earnings as we continue to make meaningful progress towards our brand transformation. The acquisition was consummated on May 4, 2015, and the brand contributed $43.0 million in net sales in fiscal 2015, included within our Other segment.
Current Trends and Outlook
In addition to the risks surrounding the successful execution of our Transformation Plan initiatives, our outlook reflects a certain level of uncertainty surrounding the global economy. The global economic environment continues to have an impact on consumer confidence, which in turn influences the level of spending on discretionary items. Global consumer retail traffic remained relatively weak and inconsistent, which has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. Macroeconomic and geopolitical events in Greater China and southeast Asia have contributed to volatility in consumer spending within the region. Furthermore, it is still too early to understand the impact, if any, of MERS (Middle East Respiratory Syndrome) on consumer spending in Asia, including the impact on tourism in the region.
Within the U.S., a prolonged and tough winter season impacted demand during the first half of calendar 2015, however certain limited and recent factors within the U.S., including an improvement in the labor market and modest growth in overall consumer spending, suggest a potential moderate strengthening in the U.S. economic outlook. It is still, however, too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our outlook.
We will continue to monitor these risks and trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
As discussed in Part I, Item 1 - "Business" and as part of our Transformation Plan as described in Note 3, "Transformation and Other Actions," in fiscal 2015, we have reduced the number of retail stores and total square footage within North America, as we continue to optimize our real estate position. We expect this trend to continue in the next fiscal year with the anticipated closure of approximately 15-20 North America retail stores in fiscal 2016, attributable to our Transformation Plan. We expect to continue to see modest to no growth in North America outlet store square footage as we continue to optimize our real estate position across channels by expanding our most productive stores to accommodate a broader expression of lifestyle assortment while continuing to assess opportunities to close under-performing stores. Within our International segment, we are expecting to reflect modest growth in our store count over the next few years, particularly within mainland China and Europe. Lastly, within Stuart Weitzman, we are expecting modest growth in our real estate position over the next year.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A - "Risk Factors" included in this Annual Report on Form 10-K.

SUMMARY — FISCAL 2015
In fiscal 2015, Coach, Inc. reported net sales of $4.19 billion (including $43.0 million attributable to the Stuart Weitzman brand), net income of $402.4 million and net income per diluted share of $1.45. This compares to net sales of $4.81 billion, net income of $781.3 million, and net income per diluted share of $2.79 in fiscal 2014.
In fiscal 2015, the comparability of our operating results has been affected by $145.9 million of pretax charges ($107.8 million after tax, or $0.39 per diluted share) related to our Transformation Plan, $24.6 million of pretax charges ($21.0 million after tax, or $0.08 per diluted share) related to acquisition charges associated with the Stuart Weitzman brand. These fiscal 2015 actions taken together increased the Company's selling, general and administrative ("SG&A") expenses by $160.8 million and cost of sales by $9.7 million, negatively impacting net income by $128.8 million, or $0.47 per diluted share.
In fiscal 2014, the comparability of our operating results was affected by $131.5 million of pretax charges ($88.3 million after tax or $0.31 per diluted share) related to our Transformation Plan. These fiscal 2014 actions increased the Company's SG&A expenses by $49.3 million and cost of sales by $82.2 million, negatively impacting net income by $88.3 million, or $0.31 per diluted share.
Our operating performance for fiscal 2015 reflected a decline in net sales of 12.8%, primarily due to our North America business partially offset by a $43.0 million contribution from the Stuart Weitzman brand. Excluding the effects of foreign currency, net sales decreased 10.6%. Our gross profit decreased by 11.8% to $2.91 billion during fiscal 2015 which included the negative impact of charges under our Transformation Plan of $5.0 million and Stuart Weitzman purchase accounting related items of $4.7 million. Excluding our Transformation Plan and acquisition-related charges in fiscal 2015 and fiscal 2014, gross profit decreased by 13.6%, to $2.92 billion. SG&A expenses increased by 5.2% to $2.29 billion during fiscal 2015. Excluding charges under our Transformation Plan and acquisition-related charges in fiscal 2015 and fiscal 2014, SG&A expenses remained fairly consistent.
Net income decreased in fiscal 2015 as compared to fiscal 2014, due to a decrease in operating income of $502.1 million, partially offset by a $131.8 million decrease in our provision for income taxes. Net income per diluted share decreased primarily due to lower net income. Excluding charges under our Transformation Plan and acquisition-related charges in fiscal 2015 and charges under our Transformation Plan in fiscal 2014, net income and net income per diluted share decreased 38.9% and 38.2%, respectively.
FISCAL 2015 COMPARED TO FISCAL 2014
The following table summarizes results of operations for fiscal 2015 compared to fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 27, 2015		June 28, 2014		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,191.6	100.0%	$4,806.2	100.0%	$(614.6)	(12.8)%
Gross profit	2,908.6	69.4	3,297.0	68.6	(388.4)	(11.8)
Selling, general and administrative expenses	2,290.6	54.6	2,176.9	45.3	113.7	5.2
Operating income	618.0	14.7	1,120.1	23.3	(502.1)	(44.8)
Interest (expense) income, net	(6.4)	(0.2)	2.2	—	(8.6)	NM
Provision for income taxes	209.2	5.0	341.0	7.1	(131.8)	(38.7)
Net income	402.4	9.6	781.3	16.3	(378.9)	(48.5)
Net income per share:
Basic	$1.46		$2.81		$(1.35)	(48.1)%
Diluted	$1.45		$2.79		$(1.33)	(47.9)%
NM - Not meaningful
Items Affecting Comparability
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share in fiscal 2015 and 2014 reflect certain items which affect the comparability of our results, as noted in the following reconciliation tables. Refer to page 41 for a discussion on the Non-GAAP Measures.

COACH, INC.

GAAP TO NON-GAAP RECONCILIATION
For the Years Ended June 27, 2015 and June 28, 2014

	June 27, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$2,908.6	$(5.0)	$—	$(4.7)	$2,918.3
SG&A expenses	2,290.6	140.9	17.1	2.8	2,129.8
Operating income	618.0	(145.9)	(17.1)	(7.5)	788.5
Income before provision for income taxes	611.6	(145.9)	(17.1)	(7.5)	782.1
Provision for income taxes	209.2	(38.1)	(3.6)	—	250.9
Net income	402.4	(107.8)	(13.5)	(7.5)	531.2
Diluted net income per share	1.45	(0.39)	(0.05)	(0.03)	1.92

	June 28, 2014
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$3,297.0	$(82.2)	$—	$—	$3,379.2
SG&A expenses	2,176.9	49.3	—	—	2,127.6
Operating income	1,120.1	(131.5)	—	—	1,251.6
Income before provision for income taxes	1,122.3	(131.5)	—	—	1,253.8
Provision for income taxes	341.0	(43.2)	—	—	384.2
Net income	781.3	(88.3)	—	—	869.6
Diluted net income per share	2.79	(0.31)	—	—	3.10
Items Affecting Comparability
Fiscal 2015 Items
In fiscal 2015, the Company incurred charges as follows:

•
$145.9 million under our Transformation Plan due to accelerated depreciation and lease termination charges as a result of store updates and closures, organizational efficiency charges, and charges related to the destruction of inventory, within North America and select International stores;

•
$17.1 million primarily related to acquisition charges of $14.2 million associated with the Stuart Weitzman brand, and to a lesser extent, charges attributable to the contingent earn out payment of the acquisition; and

•	$7.5 million related to the short-term impact of purchase accounting, primarily due to the amortization of the fair value of the inventory step-up and order backlog asset.
These fiscal 2015 actions taken together increased the Company's SG&A expenses by $160.8 million and cost of sales by $9.7 million, negatively impacting net income by $128.8 million, or $0.47 per diluted share. Refer to the "Executive Overview" herein and Note 3, "Transformation and Other Actions," for further information regarding the Transformation Plan.
Additional actions under our Transformation Plan will continue into fiscal 2016, with expected incremental charges of around $50 million.

Fiscal 2014 Items
In fiscal 2014, the Company incurred restructuring and transformation related charges of $131.5 million under its Transformation Plan as announced in the fourth quarter of fiscal 2014. The charges recorded in cost of sales and SG&A expenses were $82.2 million and $49.3 million, respectively. These charges, which were primarily associated with our North America business, relate to inventory and fleet related costs, including impairment, accelerated depreciation and severance related to store closures.
Currency Fluctuation Effects
The change in net sales in fiscal 2015 has been presented both including and excluding currency fluctuation effects (primarily attributable to Coach Japan).
Net Sales
Net sales decreased 12.8% or $614.6 million to $4.19 billion in fiscal 2015. Excluding the effects of foreign currency, net sales decreased 10.6% or $511.3 million. This decrease was driven by lower sales in the North America business partially offset by gains in the International business, and a $43.0 million contribution due to the acquisition of Stuart Weitzman. The following table presents net sales by reportable segment for fiscal 2015 compared to fiscal 2014:

	Fiscal Year Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	June 27, 2015	June 28, 2014		June 27, 2015	June 28, 2014
	(dollars in millions)
North America	$2,467.5	$3,100.5	(20.4)%	58.9%	64.5%
International	1,622.0	1,644.2	(1.3)	38.7	34.2
Other(1)	102.1	61.5	66.0	2.4	1.3
Total net sales	$4,191.6	$4,806.2	(12.8)%	100.0%	100.0%

(1)
Net sales in the Other category consists of Coach brand ancillary channels in fiscal 2015, including licensing and disposition, and sales generated by the Stuart Weitzman brand during the final two months of fiscal 2015.

Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions.
North America Net Sales decreased 20.4% or $633.0 million to $2.47 billion in fiscal 2015. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $622.5 million or 20.1%. This decrease was primarily driven by lower comparable store sales of $613.4 million or 22%, due to lower traffic as a result of a decrease in promotional activity, partially offset by higher transaction size. The Internet business had a negative impact of approximately 740 basis points on comparable store sales which is attributable to the Company's decision to both limit access and reduce the promotional cadence on our outlet Internet sales site. North America sales were also negatively impacted by lower wholesale sales of approximately $53.9 million due to lower shipments. These decreases were partially offset by a net increase of $32.4 million related to net sales generated by new store openings which were partially offset by the absence of net sales for those stores that have closed since fiscal 2014. Since the end of fiscal 2014, Coach closed a net 74 retail stores and a net three outlet stores, including the closure of 11 Men’s outlet stores.
International Net Sales decreased 1.3% or $22.2 million to $1.62 billion in fiscal 2015. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $70.8 million or 4.3%. This increase was primarily due to growth in Greater China (which includes Hong Kong and Macau) reflecting an increase of $50.5 million primarily due to net new stores and positive comparable store sales, an increase of $36.7 million related to net new store openings and positive comparable store sales of our business in Europe and an increase of $15.7 million in our international wholesale business partially due to higher shipments. These increases were partially offset by a decrease in net sales in Japan of $37.4 million due to lower traffic as a result of lapping the pull forward in demand in advance of the April 2014 consumption tax increase. Since the end of fiscal 2014, we opened 28 net new stores, with 16 net new stores in mainland China, Hong Kong and Macau and Japan, and 12 net new stores in the other regions.
Other Net Sales increased 66.0% or $40.6 million to $102.1 million, primarily due to the impact of the Stuart Weitzman acquisition.

Gross Profit
Gross profit decreased 11.8% or $388.4 million to $2.91 billion in fiscal 2015 from $3.30 billion in fiscal 2014. Gross margin for fiscal 2015 was 69.4% as compared to 68.6% in fiscal 2014. Excluding items affecting comparability of $9.7 million in fiscal 2015 and $82.2 million in fiscal 2014, gross profit decreased 13.6% or $460.9 million to $2.92 billion from $3.38 billion in fiscal 2014, and gross margin was 69.6% in fiscal 2015 as compared to 70.3% in fiscal 2014. Excluding items affecting comparability, the gross margin decreased 70 basis points, as described below.
North America Gross Profit decreased 21.0% or $418.1 million to $1.57 billion in fiscal 2015. Gross margin decreased 50 basis points from 64.3% in fiscal 2014 to 63.8% in fiscal 2015. The decrease in gross margin is primarily attributable to the impact of decreased promotional activity on an elevated product assortment. Specifically, the impact of a higher mix of elevated product sales primarily in our outlet stores, which contained higher average unit costs, negatively impacted gross margin by 120 basis points. This decrease was mostly offset by lower promotional activity, mainly as a result of the scale-back of promotional events within our outlet channel which favorably impacted gross margin by 90 basis points.
International Gross Profit decreased 3.6% or $46.5 million to $1.25 billion in fiscal 2015. Gross margin decreased 180 basis points from 78.8% in fiscal 2014 to 77.0% in fiscal 2015. The decrease in gross margin is primarily due to a less favorable geographic mix of our sales and unfavorable effects of foreign currency, which in aggregate negatively impacted gross margin by 110 basis points, particularly as a result of a decline in net sales in Japan, coupled with the growth of our international wholesale business, as well as the impact of stronger elevated product sales which carry higher average unit costs, negatively impacting gross margin by 60 basis points and to a lesser extent increased promotional activity.
Other Gross Profit increased 57.2% or $21.1 million to $58.0 million in fiscal 2015. This increase is substantially attributable to the acquisition of the Stuart Weitzman brand during the fourth quarter of fiscal 2015.
Corporate Unallocated Gross Profit increased $55.1 million from a loss of $27.9 million in fiscal 2014 to a profit of $27.2 million in fiscal 2015. Excluding items affecting comparability of $9.7 million in fiscal 2015 and $82.2 million in fiscal 2014, corporate unallocated gross profit decreased by $17.4 million from $54.3 million in fiscal 2014 to $36.9 million in fiscal 2015, primarily due to increased inventory reserves and less favorable production variances.
Selling, General and Administrative Expenses
SG&A expenses are comprised of four categories: (i) selling; (ii) advertising, marketing and design; (iii) distribution and customer service; and (iv) administrative. Selling expenses include store employee compensation, occupancy costs and supply costs, wholesale and retail account administration compensation globally and international operating expenses. These expenses are affected by the number of Company-operated stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
The Company includes inbound product-related transportation costs from our service providers within cost of sales. The Company, similar to some companies, includes certain transportation-related costs related to our distribution network in selling, general and administrative expenses rather than in cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in cost of sales.
SG&A expenses increased 5.2% or $113.7 million to $2.29 billion in fiscal 2015 as compared to $2.18 billion in fiscal 2014. As a percentage of net sales, SG&A expenses increased to 54.6% during fiscal 2015 as compared to 45.3% during fiscal 2014. Excluding items affecting comparability of $160.8 million in fiscal 2015 and $49.3 million in fiscal 2014, SG&A expenses increased $2.2 million from fiscal 2014; and SG&A expenses as a percentage of net sales increased, due to deleveraging as net sales have declined, to 50.8% in fiscal 2015 from 44.3% in fiscal 2014.
Selling expenses were $1.53 billion, or 36.6% of net sales, in fiscal 2015 compared to $1.55 billion, or 32.2% of net sales, in fiscal 2014. The $16.5 million decrease represents slightly lower selling expenses related to our North America stores and Internet business, which were partially offset by increases to support growth in our International business (primarily in Europe and Greater China) as well as incremental Stuart Weitzman selling expenses. Excluding items affecting comparability of $4.1 million in fiscal 2015, selling expenses were 36.5% of net sales.
Advertising, marketing, and design costs were $246.8 million, or 5.9% of net sales, in fiscal 2015, compared to $242.3 million, or 5.0% of net sales, during fiscal 2014. The increase was the result of higher costs for marketing-related events which increased by $28.8 million as compared to fiscal 2014, partially offset by fewer promotional events made by the Company, primarily as a result of the Company's decision to limit access to our outlet Internet sales site.

Distribution and consumer service expenses were $69.6 million, or 1.7% of net sales, in fiscal 2015, compared to fiscal 2014 expenses of $87.2 million, or 1.8% of net sales. The decrease was primarily due to lower variable costs as a result of lower sales associated with the Company's decision to limit access to our outlet Internet sales site.
Administrative expenses were $441.5 million, or 10.5% of net sales, in fiscal 2015 compared to $300.5 million, or 6.3% of net sales, during fiscal 2014. Excluding items affecting comparability of $156.7 million in fiscal 2015 and $49.3 million in fiscal 2014, administrative expenses were $284.8 million, or 6.8% of net sales, in fiscal 2015 and $251.2 million, or 5.2% of net sales, in fiscal 2014. The increase is primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Operating Income
Operating income decreased 44.8% or $502.1 million to $618.0 million during fiscal 2015 as compared to $1.12 billion in fiscal 2014. Operating margin decreased to 14.7% as compared to 23.3% in fiscal 2014. Excluding items affecting comparability of $170.5 million in fiscal 2015 and $131.5 million in fiscal 2014, operating income decreased 37.0% or $463.1 million to $788.5 million from $1.25 billion in fiscal 2014; and operating margin was 18.8%, in fiscal 2015 as compared to 26.0% in fiscal 2014.
The following table presents operating income by reportable segment for fiscal 2015 compared to fiscal 2014:

	(dollars in millions)
	June 27, 2015	June 28, 2014	Variance
			Amount	%
North America	$820.5	$1,164.1	$(343.6)	(29.5)%
International	480.6	555.7	(75.1)	(13.5)
Other(1)	25.5	34.2	(8.7)	(25.4)
Corporate unallocated	(708.6)	(633.9)	(74.7)	11.8
Total operating income	$618.0	$1,120.1	$(502.1)	(44.8)%

(1)
Operating income in the Other category consists of sales and expenses in Coach brand ancillary channels in fiscal 2015, including licensing and disposition, and sales and expenses generated by the Stuart Weitzman brand during the final two months of fiscal 2015.

North America Operating Income decreased 29.5% or $343.6 million to $820.5 million in fiscal 2015 reflecting the decrease in gross profit of $418.1 million which was partially offset by lower SG&A expenses of $74.5 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our stores and Internet business. Operating margin decreased 420 basis points to 33.3% in fiscal 2015 from 37.5% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 390 basis points, primarily due to deleveraging of selling expenses as net sales have declined, and lower gross margin of 50 basis points.
International Operating Income decreased 13.5% or $75.1 million to $480.6 million in fiscal 2015, primarily reflecting a decrease in gross profit of $46.5 million as well as higher SG&A expenses of $28.6 million. The increase in SG&A expenses is related to a $30.8 million increase in Greater China and Asia, excluding Japan, related to new store openings and a $24.9 million increase in Europe to support growth in the business. The increase in SG&A costs were partially offset by foreign currency effects in Japan of $32.2 million. Operating margin decreased 420 basis points to 29.6% in fiscal 2015 from 33.8% during the same period in the prior year primarily due to higher overall SG&A as a percentage of net sales which increased by 240 basis points and lower gross margin of 180 basis points.
Corporate Unallocated Operating Expense increased $74.7 million to $708.6 million in fiscal 2015, an increase of 11.8%. This increase was primarily attributable to higher charges incurred by the Company in fiscal 2015 as part of its Transformation Plan. Excluding items affecting comparability, unallocated operating expenses increased by 8.9% or $44.6 million to $547.0 million from $502.4 million. This increase is primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.

Provision for Income Taxes
The effective tax rate was 34.2% in fiscal 2015, as compared to 30.4% in fiscal 2014. Excluding the items affecting comparability, the effective tax rate was 32.1% in fiscal 2015, as compared to 30.6% in fiscal 2014. The increase in our effective tax rate was primarily attributable to the loss of certain foreign tax benefits that expired at the end of fiscal 2014, as well as the acquisition-related impact attributable to Stuart Weitzman. We expect our rate to be lower in fiscal 2016 primarily attributable to the geographic mix of earnings, the expiration of certain statutes, the settlement of audits and the ongoing benefit of available foreign tax credits.
Net Income
Net income decreased 48.5% or $378.9 million to $402.4 million in fiscal 2015 as compared to $781.3 million in fiscal 2014. Excluding items of comparability, net income decreased 38.9% or $338.4 million to $531.2 million in fiscal 2015 from $869.6 million in fiscal 2014. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 47.9% to $1.45 in fiscal 2015 as compared to $2.79 in fiscal 2014. Excluding items of comparability, net income per diluted share decreased 38.2% or $1.18 to $1.92 in fiscal 2015 from $3.10 in fiscal 2014, due to lower net income.
FISCAL 2014 COMPARED TO FISCAL 2013
The following table summarizes results of operations for fiscal 2014 compared to fiscal 2013. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 28, 2014		June 29, 2013		Variance
	(dollars in millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,806.2	100.0%	$5,075.4	100.0%	$(269.2)	(5.3)%
Gross profit	3,297.0	68.6	3,698.1	72.9	(401.1)	(10.8)
Selling, general and administrative expenses	2,176.9	45.3	2,173.6	42.8	3.3	0.2
Operating income	1,120.1	23.3	1,524.5	30.0	(404.4)	(26.5)
Interest income, net	2.2	—	2.4	—	(0.2)	(8.3)
Other expense	—	—	(6.4)	(0.1)	6.4	(100.0)
Provision for income taxes	341.0	7.1	486.1	9.6	(145.1)	(29.9)
Net income	781.3	16.3	1,034.4	20.4	(253.1)	(24.5)
Net Income per share:
Basic	$2.81		$3.66		$(0.85)	(23.2)%
Diluted	$2.79		$3.61		$(0.82)	(22.7)%
Items Affecting Comparability
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share in fiscal 2014 and 2013 reflect certain items which affect the comparability of our results, as noted in the following reconciliation tables. Refer to page 41 for a discussion on the Non-GAAP Measures.

COACH, INC.
GAAP TO NON-GAAP RECONCILIATION
For the Years Ended June 28, 2014 and June 29, 2013
(in millions, except per share data)

	June 28, 2014
	GAAP Basis (As Reported)	Transformation and Other Related Actions	Non-GAAP Basis (Excluding Items)
Gross profit	$3,297.0	$(82.2)	$3,379.2
SG&A expenses	2,176.9	49.3	2,127.6
Operating income	1,120.1	(131.5)	1,251.6
Income before provision for income taxes	1,122.3	(131.5)	1,253.8
Provision for income taxes	341.0	(43.2)	384.2
Net income	781.3	(88.3)	869.6
Diluted net income per share	2.79	(0.31)	3.10

	June 29, 2013
	GAAP Basis (As Reported)	Restructuring and Transformation-Related Charges	Non-GAAP Basis (Excluding Items)
Gross profit	$3,698.1	$(4.8)	$3,702.9
SG&A expenses	2,173.6	48.4	2,125.2
Operating income	1,524.5	(53.2)	1,577.7
Income before provision for income taxes	1,520.5	(53.2)	1,573.7
Provision for income taxes	486.1	(20.6)	506.7
Net income	1,034.4	(32.6)	1,067.0
Diluted net income per share	3.61	(0.11)	3.73
Items Affecting Comparability
Fiscal 2014 Items
In fiscal 2014, the Company incurred restructuring and transformation related charges of $131.5 million under its Transformation Plan announced in the fourth quarter of fiscal 2014. The charges recorded in cost of sales and SG&A expenses were $82.2 million and $49.3 million, respectively. These charges, which are primarily associated with our North America business, relate to inventory and fleet related costs, including impairment, accelerated depreciation and severance related to store closures.
Fiscal 2013 Items
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

Net Sales
Net sales decreased 5.3% or $269.2 million to $4.81 billion in fiscal 2014. Excluding the effects of foreign currency, net sales decreased 3.1% or $155.9 million. The decrease was driven by lower sales in the North America business partially offset by gains in the International business. The following table presents net sales by reportable segment for fiscal 2014 compared to fiscal 2013:

	Fiscal Year Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	June 28, 2014	June 29, 2013(1)		June 28, 2014	June 29, 2013(1)

	(dollars in millions)
North America	$3,100.5	$3,478.2	(10.9)%	64.5%	68.5%
International	1,644.2	1,558.1	5.5	34.2	30.7
Other(2)	61.5	39.1	57.3	1.3	0.8
Total net sales	$4,806.2	$5,075.4	(5.3)%	100.0%	100.0%

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

(2)	Net sales in the Other category consisted of sales generated in ancillary channels, including licensing and disposition.
Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions given our planned capital investments in connection with the Transformation Plan.
North America Net Sales decreased 10.9% or $377.7 million to $3.10 billion in fiscal 2014. This decrease was primarily driven by lower comparable store sales of $460.5 million or 15% largely due to lower traffic, and lower wholesale sales of $26.1 million due to lower shipments. The Internet business had a negative impact, of over 1%, on comparable store sales which is attributable to the Company's decision to eliminate third-party Internet events and to limit access to our outlet Internet sales site. This decrease was partially offset by an increase of $143.5 million related to net new stores. In fiscal 2014, Coach opened a net 14 outlet stores, including one Men’s outlet store, and closed a net 19 retail stores.
International Net Sales increased 5.5% or $86.1 million to $1.64 billion in fiscal 2014. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $191.0 million or 12.3%. The increase in net sales was primarily due to double digit growth in Greater China and Asia, excluding Japan, reflecting an increase of $152.4 million due to net new stores and positive comparable store sales, as well as a $40.5 million increase related to the acquisition of the Europe joint venture in the first quarter of fiscal 2014. In fiscal 2014, excluding the impact of acquisitions, we opened 39 net new stores, with 34 net new stores in mainland China, Hong Kong and Macau and Japan, and five net new stores in the other regions. The acquisition of the European joint venture resulted in a transfer of an additional 18 stores to the Company’s direct control. After the acquisition on July 1, 2013, Coach opened seven new stores and transitioned two stores from wholesale to direct control in fiscal 2014.
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
The following table presents operating income by reportable segment for fiscal 2014 compared to fiscal 2013:

	(dollars in millions)
	June 28, 2014	June 29, 2013	Variance
			Amount	%
North America	$1,164.1	$1,460.0	$(295.9)	(20.3)%
International	555.7	582.2	(26.5)	(4.6)
Other(1)	34.2	30.0	4.2	14.0
Corporate unallocated	(633.9)	(547.7)	(86.2)	15.7
Total operating income	$1,120.1	$1,524.5	$(404.4)	(26.5)%

(1)	Operating income in the Other category consisted of sales and expenses generated in ancillary channels, including licensing and disposition.
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
International Operating Income decreased 4.6% or $26.5 million to $555.7 million primarily reflecting higher SG&A expenses of $66.5 million partially offset by higher gross profit of $40.0 million. The increase in SG&A expenses is related to a $53.7 million increase in Greater China and Asia, excluding Japan, related to higher occupancy and employee costs associated with new store openings and a $45.8 million increase as a result of the recently acquired Europe business. The increase in SG&A costs was offset by foreign currency effects in Japan of $42.6 million. Operating margin decreased 360 basis points to 33.8% in fiscal 2014 from 37.4% during the same period in the prior year primarily due to lower gross margin of 180 basis points and higher overall selling expenses as a percentage of net sales which increased by 180 basis points.
Corporate Unallocated Operating Expense increased $86.2 million to $633.9 million, an increase of 15.7%. This increase was primarily attributable to higher charges incurred by the Company in fiscal 2014 as part of its Transformation Plan. Excluding items affecting comparability, unallocated operating expenses increased by 1.6% or $7.9 million to $502.4 million from $494.5 million.
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

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
Non-GAAP Measures
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in fiscal 2015, fiscal 2014 and fiscal 2013 reflect certain items which affect the comparability of our results, including the impact of the Transformation Plan and acquisition-related charges. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.
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
For a detailed discussion on these non-GAAP measures, see Item 6. "Selected Financial Data," and the Results of Operations section within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
FINANCIAL CONDITION
Cash Flows

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	Change
	(dollars in millions)
Net cash provided by operating activities	$937.4	$985.4	$(48.0)
Net cash used in investing activities	(612.9)	(707.7)	94.8
Net cash provided by (used in) financing activities	389.3	(748.1)	1,137.4
Effect of exchange rate changes on cash and cash equivalents	(13.9)	(0.5)	(13.4)
Net increase/(decrease) in cash and cash equivalents	$699.9	$(470.9)	$1,170.8
The Company’s cash and cash equivalents increased $699.9 million in fiscal 2015 compared to a decrease of $470.9 million in fiscal 2014, primarily due to net cash provided by financing activities in fiscal 2015.
Net cash provided by operating activities
Net cash provided by operating activities decreased $48.0 million primarily due to lower net income of $378.9 million from fiscal 2014 to fiscal 2015, partially offset by changes in our operating asset and liability balances of $331.4 million.
Changes in our operating asset and liability balances were primarily driven by changes in accounts payable, inventory, other balance sheet changes and accrued liabilities. Accounts payable were a source of cash of $64.4 million in fiscal 2015, driven primarily by the timing of inventory purchases and lease termination payments, as compared to a use of cash of $30.2 million in fiscal 2014. Inventory was a source of cash of $29.2 million in fiscal 2015, primarily driven by overall lower inventory purchases in fiscal 2015, as compared to a use of cash of $64.1 million in fiscal 2014. Other balance sheet changes, net, which primarily relate to other assets, were a source of cash of $17.8 million in fiscal 2015 as compared to a use of cash of $64.2 million in fiscal 2014, primarily due to a decrease in tax receivables and changes in deferred tax accounts. Accrued liabilities were a source of cash of $63.2 million in fiscal 2015, primarily driven by increased payroll and incentive compensation accruals, as compared to source of cash of $14.1 million in fiscal 2014.
Net cash used in investing activities
Net cash used in investing activities was $612.9 million in fiscal 2015 compared to $707.7 million in fiscal 2014. The decrease in net cash used of $94.8 million was primarily due to the impact of net proceeds from our investment portfolio of $255.6 million in fiscal 2015, compared to net cash used for purchase of investments of $397.1 million in fiscal 2014, offset by an increase in net cash used of $515.8 million in cash used for acquisitions, related to the Stuart Weitzman acquisition in the fourth quarter of fiscal 2015, as well as an increase in net cash used of $51.9 million related to increased investments in the Hudson Yards joint venture.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $389.3 million in fiscal 2015 as compared to a use of cash of $748.1 million in fiscal 2014. This increase of cash provided of $1,137.4 million was primarily due to the debt borrowings described in Note 11, "Debt", as well as the absence of cash used for share repurchases during fiscal 2015. The Company received $896.7 million in proceeds from long term debt, net of discount, which was partially offset by net repayments of $140 million under the Company's Amended and Restated Credit Agreement during fiscal 2015, compared to $140 million of net borrowings during fiscal 2014. Furthermore, the Company used $524.9 million for share repurchases in fiscal 2014, compared to no stock repurchases occurring in fiscal 2015.
Working Capital and Capital Expenditures
As of June 27, 2015, in addition to our cash flows generated from our operations, our sources of liquidity and capital resources were comprised of the following (in millions):

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents(1)	$1,291.8	$—	$1,291.8
Short-term investments(1)	234.0	—	234.0
Non-current investments(2)	85.8	—	85.8
Amended and Restated Credit Agreement(3)	1,000.0	300.0	700.0
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	43.0	—	43.0
Total	$3,254.6	$900.0	$2,354.6

(1)
As of June 27, 2015, approximately 57% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

(2)	Excludes $320.2 million of our non-current investment related to the Hudson Yards joint venture. Refer to Note 6, "Investments," for further information.

(3)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of June 27, 2015, no known events of default have occurred. Furthermore, in March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Our average borrowings outstanding under our Revolving Facility for the fiscal 2015 and fiscal 2014 were $120.4 million and $93.9 million, respectively. Refer to Note 11, "Debt," for further information on our existing debt instruments.

We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of June 27, 2015, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
We have the ability to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, funding our investment in the Hudson Yards joint venture, our transformation-related initiatives, acquisition or integration-related costs, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the foreseeable future, our plans for acquisitions, further business expansion and transformation-related initiatives. Future events, such as acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Hudson Yards Joint Venture
In April 2013 the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. Upon completion of the office tower, the Company will retain a condominium interest serving as its new corporate headquarters. During fiscal 2015 the Company invested $139.1 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $320.2 million in the joint venture. The Company expects to further invest approximately $210 million, the significant majority of which will be by the end of fiscal 2016, depending on construction progress. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and has incurred $34.0 million of capital expenditures to date, including $5.9 million in fiscal 2015, and expects to incur approximately $185 million over the remaining period of construction.
Stuart Weitzman Acquisition
On January 5, 2015, the Company entered into a purchase agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco. On May 4, 2015, the acquisition was consummated. Under the terms of the Stuart Weitzman purchase agreement, Coach purchased all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets. On May 4, 2015, the Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 11, "Debt." Refer to Note 7, "Acquisitions," for further discussion on the Stuart Weitzman acquisition.
Seasonality
Because Coach products are frequently given as gifts, we experience seasonal variations in net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season.  In the second fiscal quarter, our working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns or other macroeconomic events.
Common Stock Repurchase Program
In October 2012, the Company’s Board of Directors approved a common stock repurchase program to acquire up to $1.5 billion of Coach’s outstanding common stock through June 2015. As of June 27, 2015, the program has expired.
Purchases of Coach common stock are made subject to market conditions and at prevailing market prices, through open market purchases. Under Maryland law, Coach’s state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired.
During fiscal 2015, the Company did not repurchase or retire any shares. During fiscal 2014, the Company repurchased and retired 10.2 million shares, or $524.9 million of common stock, at an average cost of $51.27.

Contractual and Other Obligations
Firm Commitments
As of June 27, 2015, the Company's contractual obligations are as follows (in millions):

	Total	Fiscal 2016	Fiscal 2017 – 2018	Fiscal 2019 – 2020	Fiscal 2021 and Beyond
Capital expenditure commitments(1)	$103.1	$103.1	$—	$—	$—
Inventory purchase obligations	254.7	254.7	—	—	—
New corporate headquarters joint venture(2)	210.0	195.0	15.0	—	—
Operating leases	1,356.0	243.1	394.1	291.3	427.5
Debt repayment	900.0	15.0	30.0	255.0	600.0
Interest on outstanding debt(3)	257.1	27.6	51.0	51.0	127.5
Other	4.9	2.2	2.7	—	—
Total	$3,085.8	$840.7	$492.8	$597.3	$1,155.0

(1)
Related to firm capital expenditure purchase obligations. The Company expects total capital expenditures to be in the area of $300 million in fiscal 2016, excluding the capital cost associated with the new headquarters.

(2)	Payments are estimated and may vary based on construction progress.

(3)	Interest obligations exclude interest on the Revolving Facility and Term Loan as the interest rate on these arrangements is variable. See Note 11, "Debt," for more information.
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $185.7 million as of June 27, 2015, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at June 27, 2015 as these items will be paid within one year, certain long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plans.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit $6.8 million as of June 27, 2015, primarily serving to collateralize our obligation to third parties for insurance claims and store leases. These letters of credit expire at various dates through 2016.
As discussed earlier, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district, in April 2013. The formation of the Hudson Yards joint venture serves as a financing vehicle for the project. Construction of the new building has commenced and upon expected completion of the office tower in fiscal 2016, the Company will retain a condominium interest serving as its new corporate headquarters. The Company’s maximum loss exposure is limited to the committed capital.
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
The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could affect the financial statements. For more information on the Company's accounting policies, please refer to the Notes to Consolidated Financial Statements.

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
Wholesale revenue is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts and markdown allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. The Company reviews and refines these estimates on at least a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.
At June 27, 2015, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would have resulted in an insignificant change in the Company's reserves and net sales.
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
Inventories
The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 27, 2015, a 10% change in the inventory reserve, excluding amounts associated with the Transformation Plan, would have resulted in an insignificant change in inventory and cost of sales. Refer to Note 3, "Transformation and Other Actions," for charges related to inventory under the Company's Transformation Plan.
Business Combinations
In connection with an acquisition, we are required to record all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require our judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. We may utilize independent third-party valuation firms to assist in making these fair value determinations. Refer to Note 7, "Acquisitions," for detailed disclosures related to our acquisitions.
Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trademarks and trade names, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, and along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows, with consideration of market comparisons and recent transactions. This approach may use significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analysis using a qualitative approach to determine whether it is more likely than not that the fair values of such assets are less than their respective carrying values. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the asset exceeds its carrying value, a quantitative test is performed. The quantitative goodwill impairment test is a two-step process. The first step is to identify the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary.
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
Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables.
The Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2015, fiscal 2014 or fiscal 2013 as the fair values of our reporting units significantly exceeded their respective carrying values.
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions.
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
Share-Based Compensation
The Company recognizes the cost of equity awards to employees and the non-employee Directors based on the grant-date fair value of those awards. The grant-date fair values of share unit awards are based on the fair value of the Company's common stock on the date of grant. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company's stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value.
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
A hypothetical 10% change in our stock-based compensation expense would have affected our fiscal 2015 net income by approximately $7 million.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows, arising from adverse changes in foreign currency exchange rates or interest rates. Coach manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The use of derivative financial instruments is in accordance with the Company's risk management policies, and we do not enter into derivative transactions for speculative or trading purposes.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan and Coach Canada enter into foreign currency derivative contracts, primarily zero-cost collar options and forward foreign currency contracts. As of June 27, 2015 and June 28, 2014, zero-cost collar options and forward foreign currency exchange contracts designated as cash flow hedges with a notional amount of $126.7 million and $90.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 27, 2015.
The Company is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the British Pound Sterling, the New Taiwan Dollar and the Malaysian Ringgit. To manage the exchange rate risk related to these loans, the Company primarily enters into forward exchange and cross-currency swap contracts. As of June 27, 2015 and June 28, 2014, the total notional values of outstanding forward foreign currency exchange and cross-currency swap contracts related to these loans were $25.8 million and $13.2 million, respectively.
The fair value of outstanding foreign currency derivatives included in current assets at June 27, 2015 and June 28, 2014 was $3.4 million and $0.5 million, respectively. The fair value of outstanding foreign currency derivatives included in current liabilities at June 27, 2015 and June 28, 2014 was $0.2 million and $0.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of June 27, 2015, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Amended and Restated Credit Agreement, including the Term Loan, the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Amended and Restated Credit Agreement, including the Term Loan. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). A hypothetical 10% change in the Amended and Restated Credit Agreement interest rate would have resulted in an insignificant change in interest expense in fiscal 2015. Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $579.0 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2015.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2015 and concluded that it is effective.
As discussed in Note 7 to the consolidated financial statements, the Company acquired Stuart Weitzman during the fourth quarter of the year ended June 27, 2015. This acquisition, representing approximately 13% of Coach, Inc. total assets and approximately 1% of Coach, Inc. net sales, has been excluded from management’s fiscal 2015 assessment of internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2015 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Coach Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2015 Annual Meeting of Stockholders and such information is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

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
COACH, INC.

Date: August 14, 2015	By:	/s/ Victor Luis
Name: Victor Luis Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 14, 2015.

Signature	Title

/s/ Victor Luis	Chief Executive Officer and Director
Victor Luis	(Principal Executive Officer)

/s/ Jane Nielsen	Chief Financial Officer
Jane Nielsen	(Principal Financial and Accounting Officer)

/s/ Jide Zeitlin	Chairman and Director
Jide Zeitlin

/s/ David Denton	Director
David Denton

/s/ Andrea Guerra	Director
Andrea Guerra

/s/ Susan Kropf	Director
Susan Kropf

/s/ Gary Loveman	Director
Gary Loveman

/s/ Ivan Menezes	Director
Ivan Menezes

/s/ William Nuti	Director
William Nuti

/s/ Stephanie Tilenius	Director
Stephanie Tilenius

COACH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the "Company") as of June 27, 2015 and June 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 2015. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coach, Inc. and subsidiaries at June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

New York, New York
August 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York
We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the "Company") as of June 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC (referred to herein as “Stuart Weitzman”), which was acquired on May 4, 2015 and whose financial statements constitute 13% of total assets and 1% of net sales of the consolidated financial statement amounts as of and for the year ended June 27, 2015. Accordingly, our audit did not include the internal control over financial reporting at Stuart Weitzman. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 27, 2015 of the Company and our report dated August 14, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, New York
August 14, 2015

COACH, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2015	June 28, 2014
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,291.8	$591.9
Short-term investments	234.0	276.7
Trade accounts receivable, less allowances of $3.1 and $1.4, respectively	219.5	198.6
Inventories	485.1	526.2
Deferred income taxes	98.4	112.6
Prepaid expenses	73.1	45.5
Other current assets	104.6	103.7
Total current assets	2,506.5	1,855.2
Property and equipment, net	732.6	713.9
Long-term investments	406.0	484.5
Goodwill	434.2	361.4
Intangible assets	359.9	9.8
Deferred income taxes	115.8	111.6
Other assets	111.9	126.7
Total assets	$4,666.9	$3,663.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$222.8	$153.9
Accrued liabilities	600.6	518.7
Current debt	11.3	140.5
Total current liabilities	834.7	813.1
Long-term debt	879.1	—
Other liabilities	463.2	429.4
Total liabilities	2,177.0	1,242.5

See Note 12 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value) issued and outstanding – 276.6 million and 274.4 million shares, respectively	2.8	2.7
Additional paid-in-capital	2,754.4	2,646.1
Accumulated deficit	(189.6)	(219.5)
Accumulated other comprehensive loss	(77.7)	(8.7)
Total stockholders’ equity	2,489.9	2,420.6
Total liabilities and stockholders’ equity	$4,666.9	$3,663.1

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(millions, except per share data)
Net sales	$4,191.6	$4,806.2	$5,075.4
Cost of sales	1,283.0	1,509.2	1,377.3
Gross profit	2,908.6	3,297.0	3,698.1
Selling, general and administrative expenses	2,290.6	2,176.9	2,173.6
Operating income	618.0	1,120.1	1,524.5
Interest (expense) income, net	(6.4)	2.2	2.4
Other expense	—	—	(6.4)
Income before provision for income taxes	611.6	1,122.3	1,520.5
Provision for income taxes	209.2	341.0	486.1
Net income	$402.4	$781.3	$1,034.4
Net income per share:
Basic	$1.46	$2.81	$3.66
Diluted	$1.45	$2.79	$3.61
Shares used in computing net income per share:
Basic	275.7	277.8	282.5
Diluted	277.2	280.4	286.3
Cash dividends declared per common share	$1.350	$1.350	$1.238

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(millions)
Net Income	$402.4	$781.3	$1,034.4
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	3.8	(3.1)	4.2
Unrealized (losses) gains on available-for-sale investments, net	(1.3)	4.1	(1.3)
Change in pension liability, net	1.0	0.1	1.3
Foreign currency translation adjustments	(72.5)	2.4	(66.9)
Other comprehensive (loss) income, net of tax	(69.0)	3.5	(62.7)
Comprehensive income	$333.4	$784.8	$971.7

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 30, 2012	285.1	$2.9	$2,327.1	$(387.5)	$50.5	$1,993.0
Net income	—	—	—	1,034.4	—	1,034.4
Other comprehensive loss	—	—	—	—	(62.7)	(62.7)
Shares issued for stock options and employee benefit plans	3.9	—	46.1	—	—	46.1
Share-based compensation	—	—	120.5	—	—	120.5
Excess tax benefit from share-based compensation	—	—	26.8	—	—	26.8
Repurchase and retirement of common stock	(7.1)	(0.1)	—	(399.9)	—	(400.0)
Dividends declared ($1.238 per share)	—	—	—	(348.9)	—	(348.9)
Balance at June 29, 2013	281.9	2.8	2,520.5	(101.9)	(12.2)	2,409.2
Net income	—	—	—	781.3	—	781.3
Other comprehensive income	—	—	—	—	3.5	3.5
Shares issued for stock options and employee benefit plans	2.7	—	9.2	—	—	9.2
Share-based compensation	—	—	104.9	—	—	104.9
Excess tax benefit from share-based compensation	—	—	11.5	—	—	11.5
Repurchase and retirement of common stock	(10.2)	(0.1)	—	(524.8)	—	(524.9)
Dividends declared ($1.350 per share)	—	—	—	(374.1)	—	(374.1)
Balance at June 28, 2014	274.4	2.7	2,646.1	(219.5)	(8.7)	2,420.6
Net income	—	—	—	402.4	—	402.4
Other comprehensive loss	—	—	—	—	(69.0)	(69.0)
Shares issued for stock options and employee benefit plans	2.2	0.1	19.5	—	—	19.6
Share-based compensation	—	—	94.4	—	—	94.4
Excess tax shortfall from share-based compensation	—	—	(5.6)	—	—	(5.6)
Repurchase and retirement of common stock	—	—	—	—	—	—
Dividends declared ($1.350 per share)	—	—	—	(372.5)	—	(372.5)
Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$402.4	$781.3	$1,034.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191.8	189.4	163.0
Provision for bad debt	1.7	1.6	(0.5)
Share-based compensation	88.9	95.1	120.5
Excess tax shortfall (benefit) from share-based compensation	5.6	(11.5)	(26.8)
Transformation and other actions	59.7	108.2	25.7
Deferred income taxes	21.5	(22.8)	(6.5)
Other noncash charges, net	(3.2)	6.5	1.2
Changes in operating assets and liabilities:
Trade accounts receivable	0.3	(23.7)	(14.2)
Inventories	29.2	(64.1)	(38.6)
Other liabilities	(5.9)	5.7	(13.0)
Accounts payable	64.4	(30.2)	30.4
Accrued liabilities	63.2	14.1	98.9
Other balance sheet changes, net	17.8	(64.2)	39.5
Net cash provided by operating activities	937.4	985.4	1,414.0
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(139.1)	(87.2)	(93.9)
Acquisitions, net of cash acquired	(519.6)	(3.8)	(53.3)
Purchases of property and equipment	(199.3)	(219.6)	(241.4)
Loans to related parties	—	—	(11.1)
Purchases of investments	(49.6)	(543.4)	(170.8)
Proceeds from maturities and sales of investments	305.2	146.3	—
Acquisition of lease rights	(10.5)	—	—
Net cash used in investing activities	(612.9)	(707.7)	(570.5)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Dividend payments	(371.8)	(376.5)	(339.7)
Repurchase of common stock	—	(524.9)	(400.0)
Proceeds from issuance of long-term debt, net of discount	896.7	—	—
Debt issuance costs	(6.6)	—	—
Repayment of debt	(0.5)	(0.5)	(22.3)
Proceeds from share-based awards	36.5	48.6	80.4
Borrowings under revolving credit facility	340.0	450.0	—
Repayment of revolving credit facility	(480.0)	(310.0)	—
Taxes paid to net settle share-based awards	(15.6)	(40.3)	(34.3)
Excess tax (shortfall) benefit from share-based compensation	(5.6)	11.5	26.8
Acquisition-related payment of contingent consideration	(3.8)	(6.0)	—
Net cash provided by (used in) financing activities	389.3	(748.1)	(689.1)
Effect of exchange rate changes on cash and cash equivalents	(13.9)	(0.5)	(8.8)
Increase (decrease) in cash and cash equivalents	699.9	(470.9)	145.6
Cash and cash equivalents at beginning of year	591.9	1,062.8	917.2
Cash and cash equivalents at end of year	$1,291.8	$591.9	$1,062.8
Supplemental information:
Cash paid for income taxes, net	$180.3	$384.2	$445.0
Cash paid for interest	$1.4	$1.3	$1.3
Noncash investing activity – property and equipment obligations	$59.5	$28.7	$34.3

See accompanying Notes.

COACH, INC.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Coach, Inc. (the “Company”) is a leading New York design house of modern luxury accessories and lifestyle brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, business cases, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach branded products are sold through the North America, International and Other reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-operated stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Belgium and the Netherlands as well as sales to wholesale customers and distributors in approximately 45 countries. The Other segment consists of Coach brand sales generated in other ancillary channels, including licensing and disposition. The Other segment also consists of sales generated through the Stuart Weitzman brand during the final two months of fiscal 2015.
2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 27, 2015 (“fiscal 2015”), June 28, 2014 (“fiscal 2014”) and June 29, 2013 (“fiscal 2013”) were each 52-week periods. The fiscal year ending July 2, 2016 (“fiscal 2016”) will be a 53-week period.
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
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for the realizability of inventory; customer returns, end-of-season markdowns, and operational chargebacks; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and accounting for business combinations, amongst others.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.
Investments
Long-term investments primarily consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and government agency securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Long-term investments also include the equity method investment related to the Hudson Yards joint venture. Short-term investments consist primarily of U.S. Treasuries and government agency securities, and high-credit quality U.S. and non-U.S. issued corporate debt securities with original maturities greater than three months and with maturities within one year of balance sheet date, classified as available-for-sale and held-to-maturity. Held-to-maturity investments are recorded at amortized cost, which approximates fair value. Dividend and interest income are recognized when earned.
Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee, however, other factors are considered, such as board representation and the rights to participate in

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

the day-to-day operations of the business. The Company has an equity method investment related to an equity interest in an entity formed for the purpose of developing a new office tower in Manhattan. Refer to Note 6, "Investments," for further information.
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
From time to time, the Company may make an investment that requires judgment in determining whether the entity is a VIE. If it is determined that the entity is a VIE, the Company must assess whether it is the primary beneficiary.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market instruments, U.S. government and agency debt securities, municipal government and corporate debt securities and bank deposits placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these investments and accounts receivable.
Inventories
The Company’s inventories are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and computer software is depreciated over lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded impairment losses of $0.0 million in fiscal 2015, $35.5 million in fiscal 2014, and $16.6 million in fiscal 2013, within Selling, general and administrative expenses.
In determining future cash flows, the Company takes various factors into account, including the effects of macroeconomic trends such as consumer spending, in-store capital investments, promotional cadence, the level of advertising and changes in merchandising strategy. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Operating Leases
The Company’s leases for office space, retail locations and distribution facilities are accounted for as operating leases. Certain of the Company's leases contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of fiscal 2015 and fiscal 2014, deferred rent obligations of $122.4 million and $135.2 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets. Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sale levels), which triggers the related rent payment, is considered probable and estimable.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2015 and fiscal 2014, the Company had asset retirement obligations of $16.0 million and $18.4 million, respectively, primarily classified within other non-current liabilities in the Company's consolidated balance sheets.
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. Furthermore, the Company may utilize or consider independent third-party valuation firms when necessary. Refer to Note 7, "Acquisitions," for detailed disclosures related to our acquisitions.
Goodwill and Other Intangible Assets
Upon acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, customer relationships, lease rights and order backlog. The fair values of these intangible assets are estimated based on management's assessment, considering independent third-party appraisals when necessary. The excess of the purchase consideration over the fair value of net assets acquired, both tangible and intangible, is recorded as goodwill. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows, with consideration of market comparisons and recent transactions. This approach may use significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trademarks and trade names, are not amortized, but are assessed for impairment at least annually. The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analysis using a qualitative approach to determine whether it is more likely than not that the fair values of such assets are less than their respective carrying values. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the asset exceeds its carrying value, a quantitative test is performed. The quantitative goodwill impairment test is a two-step process. The first step is to identify the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.
Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables.
The Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2015, fiscal 2014 or fiscal 2013 as the fair values of the Company's reporting units significantly exceeded their respective carrying values.
Stock Repurchase and Retirement
The Company accounts for stock repurchases and retirements by allocating the repurchase price to common stock and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. Under Maryland law, the Company's state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. The Company may terminate or limit the stock repurchase program at any time. The Company's stock repurchase plan expired at the end of fiscal 2015. Since its initial public offering, the Company has not experienced a net loss in any fiscal year, and the net accumulated deficit balance in stockholders’ equity is attributable to the cumulative stock repurchase activity. The total cumulative amount of common stock repurchase price allocated to retained earnings as of June 27, 2015 and June 28, 2014 was approximately $6.73 billion.
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
Wholesale revenue is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts and markdown allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. The Company reviews and refines these estimates on at least a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.
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
Cost of Sales
Cost of sales consists of inventory costs and other related costs such as reserves for inventory realizability and shrinkage, destruction costs, damages and replacements.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Selling, General and Administrative Expenses ("SG&A")
Selling, general and administrative expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and customer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs, supply costs, wholesale and retail account administration compensation globally and the Company's international operating expenses. These expenses are affected by the number of Company-operated stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
Shipping and Handling
Shipping and handling costs incurred were $41.2 million, $61.9 million and $66.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and are included in selling, general and administrative expenses. The Company includes inbound product-related transportation costs from service providers within cost of sales. The Company includes certain transportation-related costs related to its distribution network in selling, general and administrative expenses rather than in cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, digital and other media and production costs. In fiscal 2015, fiscal 2014 and fiscal 2013, advertising expenses for the Company totaled $160.9 million (including $2.0 million due to Stuart Weitzman), $130.1 million and $102.7 million respectively, and are included in selling, general and administrative expenses. Advertising costs are expensed when the advertising first appears.
Share-Based Compensation
The Company recognizes the cost of equity awards to employees and the non-employee Directors based on the grant-date fair value of those awards. The grant-date fair values of share unit awards are based on the fair value of the Company's common stock on the date of grant. The grant-date fair value of stock option awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and dividend yield. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company's stock. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price. Changes in the assumptions used to determine the Black-Scholes value could result in significant changes in the Black-Scholes value.
For stock options and share unit awards, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical experience as well as expected future behavior.
The Company grants performance-based share awards to certain key executives, the vesting of which is subject to the executive’s continuing employment and the Company's or individual's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals, and adjusts the share-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods, and include dividend equivalent shares. If the performance-based award incorporates a market condition, the grant-date fair value of such award is determined using a Monte Carlo Simulation.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. The Company reduces deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested.
The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns and the tax authorities may take a contrary position that could result in a significant impact on our results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating our tax positions and in determining the net realizable value of deferred tax assets.
Derivative Instruments
Substantially all of the Company’s transactions involving international parties, excluding international consumer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

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
Hedging Portfolio
The Company enters into derivative contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the consolidated statements of income as follows:

•
Zero-cost collars and forward foreign currency exchange contracts - These derivatives are primarily executed by two of the Company’s businesses outside of the United States (Coach Japan and Coach Canada), and are recognized as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2015 to June 2016.

•
Cross currency swaps - These derivatives relate to intercompany loans, and are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued or settled.

Forward foreign currency exchange contracts, designated as fair value hedges and associated with intercompany and other contractual obligations, are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued. Current maturity dates are in July 2015, and are renewed monthly when applicable.
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
Reclassifications
Refer to Note 16, "Segment Information," for a description of a product category classification adjustment made to prior year periods to reflect the current year classification.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which modifies the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present these costs in our consolidated balance sheets as a direct deduction from the related debt liability, rather than the previous classification as a deferred asset within Other assets. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company elected to early-adopt ASU 2015-03 as of the end of fiscal 2015, and has applied the provisions retrospectively. The adoption of ASU 2015-03 has resulted in the reclassification of $6.4 million of unamortized debt issuance costs related to the Company's 4.250% Senior Notes (see Note 11, "Debt") from Other assets to Long-term debt within its consolidated balance sheet as of June 27, 2015. There was no impact to the prior year Consolidated Financial Statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2019. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016,

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

including interim periods within those annual periods. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its Consolidated Financial Statements.
3. TRANSFORMATION AND OTHER ACTIONS
Fiscal 2015 and Fiscal 2014 Charges
Transformation Plan
During the fourth quarter of fiscal 2014, the Company announced a multi-year strategic plan to transform the brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan"), which will continue through fiscal 2016, includes key operational and cost measures, including: (i) the investment in capital improvements in stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect the Company's elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of our brand, drive sales growth and promote this new strategy, which started in fiscal 2015; and (v) the significant scale-back of promotional cadence in an increased global promotional environment, particularly within the outlet Internet sales site, which began in fiscal 2014.
As of June 27, 2015, the Company expects to incur aggregate pre-tax charges in the range of $325 million, in total, under the Transformation Plan. In the fourth quarter of fiscal 2014, the Company recorded charges of $131.5 million ($88.3 million after-tax, or $0.31 per diluted share). The charges recorded in cost of sales and SG&A expenses were $82.2 million and $49.3 million, respectively, and primarily related to the Company's North America business. In fiscal 2015, the Company incurred transformation-related charges of $145.9 million ($107.8 million after-tax, or $0.39 per diluted share), which were largely related to the Company's North America business. The charges recorded in cost of sales and SG&A expenses were $5.0 million and $140.9 million, respectively.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

A summary of charges and related liabilities under the Company's Transformation Plan are as follows (in millions):

	Inventory-Related Charges(1)	Impairment(2)	Store-Related Costs(3)	Organizational Efficiency Costs(4)	Other(5)	Total
Balance at June 29, 2013	$—	$—	$—	$—	$—	$—
Fiscal 2014 charges	82.2	35.5	12.2	1.0	0.6	131.5
Cash payments	—	—	—	—	—	—
Non-cash charges	(66.8)	(35.5)	(6.7)	—	—	(109.0)
Balance at June 28, 2014	$15.4	$—	$5.5	$1.0	$0.6	$22.5
Fiscal 2015 charges	$3.0	$—	$80.4	$47.3	$15.2	$145.9
Cash payments	(15.4)	—	(34.6)	(30.8)	(10.1)	(90.9)
Non-cash charges	(3.0)	—	(48.8)	(5.5)	(2.4)	(59.7)
Balance at June 27, 2015	$—	$—	$2.5	$12.0	$3.3	$17.8

(1)
Inventory-related charges, recorded within cost of sales, primarily relate to reserves for the donation and destruction of certain on-hand inventory and future non-cancelable inventory purchase commitments. As of June 27, 2015, a reserve of $11.1 million is included within Inventories on the Company's Consolidated Balance Sheets.

(2)
Impairment charges, recorded within SG&A expenses, were based on discounted expected cash flows within certain impacted retail stores, and resulted in the reduction of the net carrying value of store-related long-lived assets to their estimated fair value.

(3)
Store-related costs, recorded within SG&A expenses, relate to store closure costs which include accelerated depreciation charges associated with store assets that the Company will no longer benefit from as a result of the Transformation Plan, as well as lease termination and store employee severance costs. The remaining balance as of June 27, 2015 is included within Accrued liabilities on the Company's Consolidated Balance Sheets.

(4)	Organizational efficiency charges, recorded within SG&A expenses, primarily relate to the severance and related costs of corporate employees.

(5)
Other charges comprise of consulting costs and the write-down of certain assets that will not be placed into service by the Company, which are recorded within SG&A expenses, and certain freight and handling costs incurred related to the destruction of inventory which are recorded within cost of sales.

The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income.
The Company expects to incur additional pre-tax charges of around $50 million during fiscal 2016 in connection with the Transformation Plan. These costs will primarily consist of global store-related costs, including the impact of accelerated depreciation and lease termination charges associated with store closures in North America and select International stores, and organizational efficiency charges.
Sale of Reed Krakoff Business
In the first quarter of fiscal 2014, the Company sold the Reed Krakoff business, involving the sale of the equity interests of Reed Krakoff LLC and certain assets, including the Reed Krakoff brand name and related intellectual property rights, to Reed Krakoff International LLC ("Buyer"). The sale was pursuant to the Asset Purchase and Sale Agreement dated July 29, 2013 (the "Reed Krakoff Purchase Agreement") with Buyer and Reed Krakoff, the Company’s former President and Executive Creative Director, and resulted in the Company recording a cost method investment of $3.3 million, which was included in Long-term investments in the consolidated balance sheet in the prior period. During the third quarter of fiscal 2015, the Company wrote-off its cost method investment, with the charge recorded within SG&A expenses.
In connection with the Reed Krakoff Purchase Agreement, Mr. Krakoff’s resignation from the Company and the closing of the sale, Mr. Krakoff waived his right to receive compensation, salary, bonuses, equity vesting and certain other benefits. The Company recorded a loss of $2.7 million during the first quarter of fiscal 2014 related to the sale, which is recorded in SG&A expenses on the consolidated statements of income.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal 2013 Charges
Restructuring and Transformation-Related Charges
In fiscal 2013, the Company incurred restructuring and transformation related charges, which are not related to the Company's fiscal 2014 Transformation Plan, of $53.2 million ($32.6 million after-tax, or $0.11 per diluted share). The charges recorded in SG&A expenses and cost of sales were $48.4 million and $4.8 million, respectively. The charges primarily related to our North America segment.
A summary of charges and related liabilities are as follows (in millions):

	Severance and Related Costs	Impairment	Other	Total
Fiscal 2013 charges	$29.9	$16.6	$6.7	$53.2
Cash payments	—	—	—	—
Non-cash charges	(2.0)	(16.6)	(6.6)	(25.2)
Balance at June 29, 2013	$27.9	$—	$0.1	$28.0
(Income) expense	(1.7)	—	1.9	0.2
Non-cash charges	(0.4)	—	(1.8)	(2.2)
Cash payments and settlements	(25.2)	—	(0.2)	(25.4)
Balance at June 28, 2014	$0.6	$—	$—	$0.6
(Income) expense	$—	$—	$—	$—
Non-cash charges	—	—	—	—
Cash payments and settlements	(0.6)	—	—	(0.6)
Balance at June 27, 2015	$—	$—	$—	$—

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive (loss) income, as of the dates indicated, are as follows (in millions):

	Unrealized	Unrealized
	(Losses) Gains	Gains (Losses)
	on Cash	on Available-	Cumulative
	Flow	for-Sale	Translation
	Hedges(1)	Securities	Adjustment	Other(2)	Total
Balance at June 29, 2013	$3.7	$(1.3)	$(11.6)	$(3.0)	$(12.2)
Other comprehensive income before reclassifications	3.3	3.2	2.4	—	8.9
Less: gains (losses) reclassified from accumulated other comprehensive income	6.4	0.1	—	(1.1)	5.4
Net current-period other comprehensive (loss) income	(3.1)	3.1	2.4	1.1	3.5
Balance at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	11.9	(1.3)	(72.5)	—	(61.9)
Less: gains (losses) reclassified from accumulated other comprehensive income	8.1	—	—	(1.0)	7.1
Net current-period other comprehensive income (loss)	3.8	(1.3)	(72.5)	1.0	(69.0)
Balance at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)

(1)
The ending balances of accumulated other comprehensive income related to cash flow hedges are net of tax of $(2.6) million and $(0.5) million as of June 27, 2015 and June 28, 2014, respectively. The amounts reclassified from accumulated other comprehensive income are net of tax of $(4.0) million and $(3.4) million as of June 27, 2015 and June 28, 2014, respectively.

(2)
The balance of Other represents the minimum pension liability adjustment of $(0.9) million as of June 27, 2015 and $(1.9) million as of June 28, 2014. As of June 27, 2015 and June 28, 2014 the balances of accumulated other comprehensive income are net of tax of $0.5 million and $1.5 million, respectively.

5. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the income statement (in millions):

	June 27, 2015(1)	June 28, 2014(2)	June 29, 2013
Share-based compensation expense	$94.4	$104.9	$120.5
Income tax benefit related to share-based compensation expense	28.5	33.1	39.4

(1)
During the fiscal year ended June 27, 2015, the Company incurred approximately $5.5 million of share-based compensation expense that is related to organizational efficiency costs under the Company's Transformation Plan primarily as a result of the accelerated vesting of certain awards. See Note 3, "Transformation and Other Actions," for more information. Approximately $2.0 million of income tax benefit is associated with these actions for the fiscal year ended June 27, 2015.

(2) Approximately $9.8 million of share based compensation expense and $3.8 million of related income tax benefit are related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014. See Note 3 for information as it relates to the sale of the Reed Krakoff business.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Stock-Based Plans
The Company maintains the Amended and Restated 2010 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan for awards granted prior to the establishment of the 2010 Stock Incentive Plan. These plans were approved by the Company's stockholders. The exercise price of each stock option equals 100% of the market price of the Company's stock on the date of grant and generally has a maximum term of 10 years. Stock options and service based share awards that are granted as part of the annual compensation process generally vest ratably over three years. Other stock option and share awards are subject to forfeiture until completion of the vesting period, which ranges from one to five years. The Company issues new shares upon the exercise of stock options or vesting of share units.
Stock Options
A summary of stock option activity during the year ended June 27, 2015 is as follows (in millions, except per share data):

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 28, 2014	11.7	$44.21
Granted	4.1	36.51
Exercised	(1.2)	28.17
Forfeited or expired	(1.1)	49.42
Outstanding at June 27, 2015	13.5	42.81	6.0	$17.2
Vested or expected to vest at June 27, 2015	13.1	42.77	5.8	17.2
Exercisable at June 27, 2015	7.8	43.47	4.2	16.7
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 27, 2015	June 28, 2014	June 29, 2013
Expected term (years)	3.6	3.1	3.1
Expected volatility	31.9%	32.5%	39.5%
Risk-free interest rate	1.1%	0.8%	0.4%
Dividend yield	3.7%	2.6%	2.2%
The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company's stock. The risk free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Dividend yield is based on the current expected annual dividend per share and the Company’s stock price.
The weighted-average grant-date fair value of options granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $6.41, $9.79, and $13.02, respectively. The total intrinsic value of options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $12.1 million, $28.0 million, and $77.0 million, respectively. The total cash received from option exercises was $32.4 million, $44.5 million, and $74.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $4.7 million, $10.4 million, and $29.2 million, respectively.
At June 27, 2015, $23.4 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 27, 2015 is as follows (in millions, except per share data):

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
Non-vested at June 28, 2014	3.2	$54.68
Granted	1.9	36.38
Vested	(1.3)	36.23
Forfeited	(0.5)	48.28
Non-vested at June 27, 2015	3.3	52.39
At June 27, 2015, $66.8 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value of share awards granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $36.38, $52.93 and $54.49, respectively. The total fair value of shares vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $48.4 million, $78.7 million and $93.3 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of performance-based share award activity during the year ended June 27, 2015 is as follows (in millions, except per share data):

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
Non-vested at June 28, 2014	0.9	$44.60
Granted	0.4	36.43
Change due to performance condition achievement(1)	—	55.46
Vested	(0.1)	35.93
Forfeited	(0.1)	49.29
Non-vested at June 27, 2015	1.1	41.76

(1) During fiscal 2015, there was less than 0.1 million shares of PRSU activity due to changes in performance conditions.
At June 27, 2015, $16.2 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $36.43, $32.53 and $50.55, respectively. The total fair value of awards that vested during fiscal 2015 and fiscal 2014 was $2.5 million and $23.8 million, respectively. There were no vestings of performance-based shares during fiscal 2013.
During fiscal 2015, the Company granted 0.4 million shares of common stock with a fair value of $12.6 million to selected senior executives. The shares of common stock under these PRSU awards will be earned and distributed based on certain Company-specific productivity, strategic and sales metrics. Further, the shares are subject to a three-year cliff vesting, subject to the employee's continuing employment and the Company's achievement of the aforementioned performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the fair value of the Company's common stock on the date of grant.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

During fiscal 2014, the Company granted 0.2 million shares of common stock with a fair value of $6.8 million to selected executives as retention PRSU awards with a maximum potential number of shares issued and fair value (excluding dividends) of 0.3 million shares and $9.1 million, respectively. The shares of common stock under these PRSU awards will be earned and distributed based on performance criteria which compares the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The grant date fair value of the PRSU awards was determined utilizing a Monte Carlo simulation and the following assumptions: expected volatility of 32.61%, risk-free interest rate of 0.63%, and dividend yield of 0.00%. Included in the non-vested amount at June 27, 2015 are approximately 0.8 million of PRSU awards that are based on the aforementioned performance criteria.
In fiscal 2015, fiscal 2014 and fiscal 2013, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $15.7 million, $33.5 million and $26.1 million, respectively.
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.1 million, and 0.1 million shares to employees in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Expected term (years)	0.5	0.5	0.5
Expected volatility	26.4%	29.5%	34.1%
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	3.5%	2.2%	1.7%
The weighted-average fair value of the purchase rights granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $8.41, $13.30, and $15.08, respectively. The Company issues new shares for employee stock purchases.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

6. INVESTMENTS
The following table summarizes the Company’s investments, all of which are denominated in U.S. dollars, recorded within the consolidated balance sheets as of June 27, 2015 and June 28, 2014 (in millions):

	June 27, 2015			June 28, 2014
	Short-term	Long-Term	Total	Short-term	Long-term	Total
Available-for-sale investments:
Government securities – U.S.(1)	$42.8	$9.3	$52.1	$42.0	$55.3	$97.3
Corporate debt securities – U.S.(1)	110.0	42.6	152.6	25.4	144.9	170.3
Corporate debt securities – non-U.S.(1)	74.6	33.9	108.5	34.6	98.8	133.4
Asset backed securities	—	—	—	—	1.1	1.1
Available-for-sale investments, total	$227.4	$85.8	$313.2	$102.0	$300.1	$402.1
Held to maturity:
Government securities – U.S.(2)	$—	$—	$—	$18.2	$—	$18.2
Corporate debt securities – U.S.(2)	6.6	—	6.6	33.5	—	33.5
Corporate debt securities – non-U.S.(2)	—	—	—	24.4	—	24.4
Commercial paper(2)	—	—	—	23.5	—	23.5
Other:
Time deposits(3)	—	—	—	75.1	—	75.1
Other(4)	—	320.2	320.2	—	184.4	184.4
Total Investments	$234.0	$406.0	$640.0	$276.7	$484.5	$761.2

(1)	These securities have maturity dates between calendar years 2015 and 2017 and are recorded at fair value.

(2)	These securities have maturity dates of less than one year and are recorded at amortized cost which approximates fair value utilizing Level 2 information.

(3)	These time deposits had original maturities greater than 3 months and were recorded at fair value.

(4)
Primarily relates to the equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the “Hudson Yards joint venture”), with the Company owning less than 43% of the joint venture. As of June 27, 2015 and June 28, 2014, the Company had an equity method investment of $320.2 million and $181.1 million, respectively, in the Hudson Yards joint venture. The Hudson Yards joint venture is determined to be a variable interest entity primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. The Company is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital. Refer to Note 12, "Commitments and Contingencies," for further information. Furthermore, as of June 28, 2014, the Company had a cost method investment of $3.3 million in the Reed Krakoff business, which was written off during the third quarter of fiscal 2015. Refer to Note 3, "Transformation and Other Actions," for further information regarding the Reed Krakoff investment.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities are presented below (in millions):

	June 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government securities - U.S.	$52.1	$—	$—	$52.1
Corporate debt issues - U.S.	152.3	0.3	—	152.6
Corporate debt issues - non-U.S.	108.3	0.2	—	108.5
Asset backed securities	—	—	—	—
Total	$312.7	$0.5	$—	$313.2

	June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government securities - U.S.	$97.2	$0.1	$—	$97.3
Corporate debt issues - U.S.	169.3	1.0	—	170.3
Corporate debt issues - non-U.S.	132.7	0.7	—	133.4
Asset backed securities	1.1	—	—	1.1
Total	$400.3	$1.8	$—	$402.1
7. ACQUISITIONS
Fiscal 2015 Acquisition
On May 4, 2015, the Company acquired all of the outstanding equity interests of Stuart Weitzman Topco LLC (“Topco”) and Stuart Weitzman Intermediate LLC (“Stuart Weitzman”), a wholly owned subsidiary of Topco, which the Company believes will complement its current leadership position in premium handbags and accessories. Stuart Weitzman designs and manufactures women’s luxury footwear and accessories. The results of the Stuart Weitzman’s operations (including approximately $43 million of net sales and an operating loss of $4 million, including the effects of purchase accounting and contingent payments) have been included in the consolidated financial statements since the date of acquisition within the Other segment.
The aggregate cash paid in connection with the acquisition of Stuart Weitzman was $531.1 million (or $519.6 million net of cash acquired). Furthermore, the acquisition agreement contains a potential earnout payment of up to $14.7 million annually in cash over the next three calendar years, based on the achievement of certain revenue targets. The agreement also contains a catch-up provision that provides that if the revenue targets are missed in any one year but are surpassed in succeeding years then amounts for past years become due upon surpassing targets in succeeding years. The total amount payable under the earnout will not exceed $44.0 million.
The Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 11, “Debt.”

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The purchase price allocations for these assets and liabilities are substantially complete, however it may be subject to change as additional information is obtained during the acquisition measurement period. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets Acquired and Liabilities Assumed	Fair Value
Cash and cash equivalents	$11.5
Trade accounts receivable	34.0
Inventories(1)	32.9
Prepaid expenses and other current assets	5.2
Property and equipment, net	28.3
Goodwill(2)	125.8
Trademarks and trade names(3)	267.0
Other intangible assets(4)	87.0
Deferred income taxes	7.1
Other assets	2.3
Total assets acquired	601.1
Accounts Payable and accrued liabilities	15.7
Other liabilities(5)	54.3
Total liabilities assumed	70.0
Total purchase price	531.1

Less: Cash acquired	(11.5)

Total purchase price, net of cash acquired	$519.6

(1) Includes a step-up adjustment of approximately $5.6 million, which is being amortized over 4 months.
(2) Approximately $38.5 million of the goodwill balance is tax deductible.
(3) The trademarks and trade names intangible asset was valued based on the relief from royalty approach.
(4) The components of Other intangible assets include customer relationships of approximately $54.7 million (amortized over 15 years), order backlog of approximately $7.7 million (amortized over 6 months) and favorable lease rights of approximately $24.6 million (amortized over the remainder of the underlying lease terms). The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date. Favorable lease rights were valued based on a comparison of market participant information and Company-specific lease terms.
(5) Included within Other liabilities is the fair value measurement of the contingent earnout payment of $17.8 million. This was valued primarily utilizing Level 3 inputs as defined by the fair value hierarchy, and was based on a weighted average expected achievement probability and discount rate over the expected measurement period.
The Company incurred certain pre-tax costs directly associated with the acquisition of approximately $14.2 million during fiscal 2015, within SG&A expenses.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal 2014 Acquisition
On July 1, 2013, the Company became the 100% owner of its European joint venture by purchasing Hackett Limited’s remaining 50% interest in the joint venture, enabling the Company to assume direct control and consolidate its European retail business. The joint venture included 18 retail locations in Spain, Portugal, Great Britain, France, Ireland and Germany. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition within the International segment. The purchase price consisted of cash payments of approximately $15.1 million and the forgiveness of a loan from the Company to Hackett Limited of approximately $18.0 million. The allocation of the purchase price acquisition has been completed resulting in goodwill of $14.8 million which is not tax deductible.
Fiscal 2013 Acquisitions
On July 1, 2012, the Company acquired 100% of its domestic retail business in Malaysia (consisting of 10 retail stores) from the former distributor, Valiram Group, and on August 5, 2012, acquired 100% of its domestic retail business in South Korea (consisting of 47 retail and department store locations) from the former distributor, Shinsegae International. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition within the International segment. The aggregate cash paid in connection with the acquisitions of the Malaysia and South Korea businesses was $8.6 million and $36.9 million, respectively. The Company made a contingent payment to Shinsegae International, of $6.0 million in fiscal 2014 and $3.8 million in fiscal 2015 (classified as financing activities within the Consolidated Statements of Cash Flows).
The following table summarizes the fair values of the assets acquired as part of the fiscal 2013 acquisitions (in millions):

Assets Acquired	Fair Value
Current assets	$21.4
Fixed assets and other non-current assets	2.4
Goodwill(1)	31.6
Total assets acquired	$55.4

(1) Approximately $30.0 million of the goodwill balance is tax deductible.
Unaudited pro forma information related to the fiscal 2015, 2014 and 2013 acquisitions are not included, as the impacts of these transactions are not material to the consolidated results of the Company.
8. LEASES
The Company leases office, distribution and retail facilities. The lease agreements, which expire at various dates through 2036, are subject, in most cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain store-related rent expense may also be contingent upon sales.
Rent expense for the Company's operating leases consisted of the following (in millions):

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Minimum rent(1)	$213.8	$172.8	$169.7
Contingent rent	142.8	144.4	112.6
Total rent expense	$356.6	$317.2	$282.3

(1)	Fiscal 2015 includes $27.3 million of lease termination charges due to transformation-related store closures.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Future minimum rental payments under non-cancelable operating leases are as follows (in millions):

Fiscal Year	Amount
2016	$243.1
2017	209.3
2018	184.8
2019	158.3
2020	133.0
Subsequent to 2020	427.5
Total minimum future rental payments	$1,356.0
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following tables provide information related to the Company’s derivatives (in millions):

	Notional Value		Derivative Assets			Derivative Liabilities
				Fair Value			Fair Value
Designated Derivative Hedging Instruments (1)	June 27, 2015	June 28, 2014	Balance Sheet Classification	June 27, 2015	June 28, 2014	Balance Sheet Classification	June 27, 2015	June 28, 2014
C / FC - Inventory purchases	$126.7	$90.2	Other current assets	$3.3	$0.4	Accrued liabilities	$(0.2)	$(0.6)
CCS - Intercompany loans	—	4.8	Other current assets	—	0.1	__	—	—
FC - Intercompany Loans	25.8	8.4	Other current assets	0.1	—	__	—	—
FC - Contractual Obligations(2)	—	4.0	__	—	—	Accrued liabilities	—	(0.3)
Total Hedges	$152.5	$107.4		$3.4	$0.5		$(0.2)	$(0.9)

(1)	C = Zero-cost Collars; CCS = Cross Currency Swaps; FC = Forward foreign currency exchange contracts

(2)	Contractual obligations as of fiscal 2014 consisted of a $4.0 million payment due to Shinsegae International, related to the acquisition of the domestic retail business in South Korea.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Net Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year Ended(1)			Income Statement Classification	Fiscal Year Ended(2)
Designated Cash Flow Hedges:	June 27, 2015	June 28, 2014	June 29, 2013		June 27, 2015	June 28, 2014	June 29, 2013
C / FC - Inventory purchases	$11.9	$3.1	$8.5	Cost of Sales	$8.1	$6.4	$3.8
CCS - Intercompany loans	—	0.2	(0.5)	SG&A	—	—	—
Total Hedges	$11.9	$3.3	$8.0		$8.1	$6.4	$3.8

(1)	For fiscal 2015, fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(6.1) million, $(1.6) million and $(5.3) million, respectively.

(2)	For fiscal 2015, fiscal 2014 and fiscal 2013, the amounts above are net of tax of $(4.0) million, $(3.4) million and $(2.4) million, respectively.
During fiscal 2015, fiscal 2014 and fiscal 2013 there were no material gains or losses recognized in income due to hedge ineffectiveness.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

For forward foreign currency exchange contracts that are designated as fair value hedges, the gain (loss) on the derivative as well as the offsetting (loss) gain on the hedged item attributable to the hedged risk, both of which are recorded within SG&A, resulted in an immaterial net impact to the Company's statement of operations.
The Company expects that $4.4 million of net derivative gains included in AOCI at June 27, 2015 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 27, 2015 and June 28, 2014 (in millions):

	Level 1		Level 2
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Assets:
Cash equivalents(1)	$485.0	$1.2	$14.7	$45.1
Short-term investments:
Time deposits(2)	—	—	—	75.1
Government securities - U.S.(2)	42.8	42.0	—	—
Corporate debt securities - U.S.(2)	—	—	110.0	25.4
Corporate debt securities - non U.S.(2)	—	—	74.6	34.6
Long-term investments:
Asset backed securities(3)	—	—	—	1.1
Government securities - U.S.(3)	9.3	55.3	—	—
Corporate debt securities - U.S.(3)	—	—	42.6	144.9
Corporate debt securities - non U.S.(3)	—	—	33.9	98.8
Derivative Assets:
Inventory-related instruments(4)	—	—	3.3	0.4
Intercompany loan and contractual obligation hedges(4)	—	—	0.1	0.1
Total	$537.1	$98.5	$279.2	$425.5
Liabilities:
Derivative liabilities:
Inventory-related instruments(4)	$—	$—	$0.2	$0.6
Intercompany loan and contractual obligation hedges(4)	—	—	—	0.3
Total	$—	$—	$0.2	$0.9

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

Refer to Note 11, "Debt," for the fair value of the Company's outstanding debt instruments.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 27, 2015 and June 28, 2014. Level 3 available-for-sale securities consisted of one auction rate security.

	June 27,	June 28,
	2015	2014
	(millions)
Balance, beginning of year	$—	$6.0
Losses reclassified out of other comprehensive income	—	1.1
Loss on sale (included in "Income before taxes")	—	(0.1)
Sale of investment	—	(7.0)
Balance, end of year	$—	$—
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Refer to Note 7, "Acquisitions," for further discussion of the approaches used in valuing acquired assets and assumed liabilities.
The Company incurred impairment charges of $0.0 million in fiscal 2015, $35.5 million in fiscal 2014 and $16.6 million in fiscal 2013, to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $6.9 million as of June 28, 2014 and $4.3 million as of June 29, 2013. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 27, 2015	June 28, 2014
	(millions)
Current Debt:
Term Loan	$11.3	$—
Revolving Facility	—	140.0
Other	—	0.5
Total Current Debt	$11.3	$140.5

Long-Term Debt:
Term Loan	$288.7	$—
4.250% Senior Notes	600.0	—
Total Long-Term Debt	888.7	—
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(9.6)	—
Total Long-Term Debt, net	$879.1	$—
During fiscal 2015, 2014 and 2013 the Company recognized interest expense related to the outstanding debt of $11.9 million, $1.7 million and $1.4 million, respectively.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of June 27, 2015, there were no borrowings under the Revolving Facility.
The Term Loan will be repaid in quarterly installments beginning in September 2015 through December 2019, with the remaining expected outstanding balance of $202.5 million due on maturity at March 18, 2020. There is no penalty for early repayment of outstanding amounts under the Term Loan. The Amended and Restated Credit Agreement will continue to be used for general corporate purposes of the Company and its subsidiaries.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At June 27, 2015, the interest rate on these borrowings was 1.395% and the commitment fee was 0.125%.
The fair value of the outstanding balance of the Term Loan as of June 27, 2015 approximated carrying value, and was based on available external pricing data and current market rates for similar debt instruments, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of June 27, 2015, no known events of default have occurred.
At June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $579.0 million, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Debt Maturities
As of June 27, 2015, the Company's aggregate maturities of total debt are as follows (in millions):

Fiscal Year	Amount
2016	$15.0
2017	15.0
2018	15.0
2019	22.5
2020	232.5
Subsequent to 2020	600.0
Total future debt repayments	$900.0
Other
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $43 million, as of June 27, 2015. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points.
During fiscal 2015 and fiscal 2014, there were no borrowings under this facility. The Coach Japan credit facility can be terminated at any time by the financial institution, and there is no guarantee that it will be available to the Company in future periods.
12. COMMITMENTS AND CONTINGENCIES
As of June 27, 2015, the Company's equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan, the Hudson Yards joint venture, with the Company owning less than 43% of the joint venture. This investment is included in the Company’s long-term investments.
The formation of the Hudson Yards joint venture serves as a financing vehicle for the project. Construction of the new building has commenced and upon completion of the office tower in fiscal 2016, the Company will retain a condominium interest serving as its new corporate headquarters. During fiscal 2015, the Company invested $139.1 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $320.2 million. The Company expects to invest approximately $210 million over the next two years, with approximately $195 million estimated in fiscal 2016, depending on construction progress. Outside of the joint venture, the Company is directly investing in a portion of the design and build-out of the new corporate headquarters. In fiscal 2015, $5.9 million was included in capital expenditures and we expect approximately another $185 million over the period of construction.
The Hudson Yards joint venture is determined to be a VIE primarily due to the fact that it has insufficient equity to finance its activities without additional subordinated financial support from its two joint venture partners. The Company is not considered the primary beneficiary of the entity primarily because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company’s maximum loss exposure is limited to the committed capital.
At June 27, 2015 and June 28, 2014, the Company had standby letters of credit totaling $6.8 million and $5.6 million outstanding. The letters of credit, which expire at various dates through 2016, primarily collateralize the Company’s obligation to third parties for insurance claims and value-added tax refunds. The Company pays certain fees with respect to letters of credit that are issued.
The Company had other contractual cash obligations as of June 27, 2015, including $254.7 million related to inventory purchase obligations, $103.1 million related to firm capital expenditure purchase obligations (of which the Company expects total capital expenditures to be in the area of $300 million in fiscal 2016), $4.9 million of other purchase obligations, $900.0 million of debt repayments and $257.1 million of interest payments on the 4.250% Senior Notes. Refer to Note 8, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases. Furthermore, refer to Note 7, "Acquisitions," for a description of potential earnout payments attributable to the Stuart Weitzman acquisition.

In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company's cash flow, results of operations or financial position.
13. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill, is as follows (in millions):

	International	Other	Total
Balance at June 29, 2013	$345.0	$—	$345.0
Acquisition of Europe retail business	14.8	—	14.8
Foreign exchange impact	1.6	—	1.6
Balance at June 28, 2014	361.4	—	361.4
Acquisition of Stuart Weitzman	—	125.8	125.8
Foreign exchange impact	(53.0)	—	(53.0)
Balance at June 27, 2015	$308.4	$125.8	$434.2
Other Intangible Assets
Other intangible assets consist of the following (in millions):

	Fiscal Year Ended
	June 27, 2015			June 28, 2014
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Intangible assets subject to amortization:
Customer relationships	$54.7	$(0.8)	$53.9	$—	$—	$—
Order backlog	7.7	(2.6)	5.1
Favorable lease rights	24.6	(0.5)	24.1	—	—	—
Total intangible assets subject to amortization	87.0	(3.9)	83.1	—	—	—
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	9.8	—	9.8
Total intangible assets	$363.8	$(3.9)	$359.9	$9.8	$—	$9.8

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Amortization
Based on the balance of the Company's intangible assets subject to amortization as of June 27, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Amortization Expense
Fiscal 2016	$13.3
Fiscal 2017	7.1
Fiscal 2018	6.6
Fiscal 2019	6.6
Fiscal 2020	6.3
Fiscal 2021 and thereafter	43.2
Total	$83.1
The expected future amortization expense above reflects remaining useful lives of 14.8 years for customer relationships, four months for order backlog, and the remaining lease terms ranging from approximately two to 10 years for favorable lease rights.
14. INCOME TAXES
The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were (in millions):

	Fiscal Year Ended
	June 27, 2015		June 28, 2014		June 29, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes:
United States	$361.2	59.1%	$818.6	72.9%	$1,116.8	73.4%
Foreign	250.4	40.9	303.7	27.1	403.7	26.6
Total income before provision for income taxes	$611.6	100.0%	$1,122.3	100.0%	$1,520.5	100.0%

Tax expense at U.S. statutory rate	$214.0	35.0%	$392.8	35.0%	$532.2	35.0%
State taxes, net of federal benefit	26.4	4.3	34.6	3.1	51.0	3.4
Effects of foreign operations	(79.7)	(13.0)	(93.1)	(8.3)	(119.2)	(7.9)
Effects of foreign tax credits and acquisition reorganization	9.3	1.5	(1.5)	(0.1)	—	—
Tax benefit related to agreements with tax authorities	—	—	—	—	(3.5)	(0.2)
Other, net	39.2	6.4	8.2	0.7	25.6	1.7
Taxes at effective worldwide rates	$209.2	34.2%	$341.0	30.4%	$486.1	32.0%

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Current and deferred tax provision (benefit) was (in millions):

	Fiscal Year Ended
	June 27, 2015		June 28, 2014		June 29, 2013
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$142.9	$10.5	$283.4	$(6.8)	$411.7	$(11.6)
Foreign	9.8	13.8	20.0	(5.7)	12.9	4.2
State	35.0	(2.8)	60.4	(10.3)	68.0	0.9
Total current and deferred tax provision (benefit)	$187.7	$21.5	$363.8	$(22.8)	$492.6	$(6.5)
The components of deferred tax assets and liabilities were (in millions):

	June 27, 2015	June 28, 2014
Share-based compensation	$66.7	$66.8
Reserves not deductible until paid	84.5	97.9
Employee benefits	48.4	39.5
Net operating loss	9.1	23.2
Other	0.8	9.7
Prepaid expenses	1.9	0.5
Property and equipment	16.4	18.5
Gross deferred tax assets	$227.8	$256.1

Goodwill	73.6	91.4
Other	—	0.2
Gross deferred tax liabilities	73.6	91.6
Net deferred tax assets	$154.2	$164.5

Consolidated Balance Sheets Classification
Deferred income taxes – current asset	$98.4	$112.6
Deferred income taxes – noncurrent asset	115.8	111.6
Deferred income taxes – current liability	—	—
Deferred income taxes – noncurrent liability (included within "Other Liabilities")	(60.0)	(59.7)
Net deferred tax asset	$154.2	$164.5
Significant judgment is required in determining the worldwide provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years, including those due to an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with uncertain tax positions. The provisions are analyzed at least quarterly and adjusted as appropriate based on new information or circumstances in accordance with the requirements of ASC 740.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows (in millions):

	June 27, 2015	June 28, 2014	June 29, 2013
Balance at beginning of fiscal year	$170.7	$148.8	$155.6
Gross increase due to tax positions related to prior periods	5.4	14.7	5.3
Gross decrease due to tax positions related to prior periods	(1.1)	(3.3)	(6.4)
Gross increase due to tax positions related to current period	16.5	28.6	33.7
Decrease due to lapse of statutes of limitations	(21.1)	(17.3)	(29.1)
Decrease due to settlements with taxing authorities	(2.3)	(0.8)	(10.3)
Balance at end of fiscal year	$168.1	$170.7	$148.8
Of the $168.1 million ending gross unrecognized tax benefit balance as of June 27, 2015, $121.5 million relates to items which, if recognized, would impact the effective tax rate. Of the $170.7 million ending gross unrecognized tax benefit balance as of June 28, 2014, $113.0 million relates to items which, if recognized, would impact the effective tax rate. As of June 27, 2015 and June 28, 2014, gross interest and penalties payable was $17.6 million and $18.0 million, respectively, which are included in Other liabilities. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company recognized gross interest and penalty income of $0.1 million, gross interest and penalty expense of $0.8 million and gross interest and penalty income of $7.0 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2011 to present are open to examination in the U.S. federal jurisdiction, fiscal 2008 to present in select state jurisdictions and fiscal 2004 to present in select foreign jurisdictions. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, we cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although we believe that the estimates and assumptions we have used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.
For the years ended June 27, 2015 and June 28, 2014, the Company had net operating loss carryforwards in foreign tax jurisdictions of $618.3 million and $526.7 million, the majority of which can be carried forward indefinitely. The deferred tax assets related to the carryforwards have been reflected net of $169.8 million and $131.8 million valuation allowances at June 27, 2015 and June 28, 2014, respectively. The Company’s valuation allowance increased by $38.0 million in fiscal 2015 and increased by $52.2 million in fiscal 2014, primarily as the result of actual or anticipated results in the foreign jurisdictions.
The total amount of undistributed earnings of foreign subsidiaries as of June 27, 2015 and June 28, 2014, was $2.09 billion and $2.03 billion, respectively. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.
15. DEFINED CONTRIBUTION PLAN
The Company maintains the Coach, Inc. Savings and Profit Sharing Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $7.2 million, $7.5 million, and $16.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

16. SEGMENT INFORMATION
In fiscal 2015, the Company has three reportable segments based on its business activities and organization:

•	North America, which includes sales to North American consumers through Coach-branded stores, including the Internet, and sales to wholesale customers.

•
International, which includes sales to consumers through Coach-branded stores (including the Internet) and concession shop-in-shops in Japan and mainland China, Coach-operated stores and concession shop-in-shops in Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Belgium and the Netherlands as well as sales to wholesale customers and distributors in approximately 45 countries.

•
Other, consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition. Other also includes sales and expenses generated by the Stuart Weitzman brand during the final two months of fiscal 2015.

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include inventory-related costs (such as production variances), advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Additionally, costs incurred by the Company as described in Note 3, "Transformation and Other Actions," and certain acquisition-related costs are also included as unallocated corporate expenses. The following table summarizes segment performance for fiscal 2015, fiscal 2014 and fiscal 2013 (in millions):

	North America	International	Other(1)	Corporate Unallocated	Total
Fiscal 2015
Net sales	$2,467.5	$1,622.0	$102.1	$—	$4,191.6
Gross profit	1,574.6	1,248.8	58.0	27.2	2,908.6
Operating income (loss)	820.5	480.6	25.5	(708.6)	618.0
Income (loss) before provision for income taxes	820.5	480.6	25.5	(715.0)	611.6
Depreciation and amortization expense(2)	61.8	63.1	5.2	110.5	240.6
Total assets	385.1	1,057.6	610.0	2,614.2	4,666.9
Additions to long-lived assets	89.9	73.9	1.5	34.0	199.3

	North America	International	Other(1)	Corporate Unallocated	Total
Fiscal 2014
Net sales	$3,100.5	$1,644.2	$61.5	$—	$4,806.2
Gross profit	1,992.7	1,295.3	36.9	(27.9)	3,297.0
Operating income (loss)	1,164.1	555.7	34.2	(633.9)	1,120.1
Income (loss) before provision for income taxes	1,164.1	555.7	34.2	(631.7)	1,122.3
Depreciation and amortization expense	72.9	58.8	—	57.7	189.4
Total assets	432.6	1,128.5	5.6	2,096.4	3,663.1
Additions to long-lived assets	102.2	71.5	—	45.9	219.6

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

	North America	International	Other(1)	Corporate Unallocated	Total
Fiscal 2013
Net sales	$3,478.2	$1,558.1	$39.1	$—	$5,075.4
Gross profit	2,345.8	1,255.2	32.4	64.7	3,698.1
Operating income (loss)	1,460.0	582.2	30.0	(547.7)	1,524.5
Income (loss) before provision for income taxes	1,460.0	582.2	30.0	(551.7)	1,520.5
Depreciation and amortization expense	72.3	45.7	—	45.0	163.0
Total assets	459.8	894.8	34.8	2,142.5	3,531.9
Additions to long-lived assets	98.7	60.9	—	81.8	241.4

(1) Other consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition, and sales and expenses generated by the Stuart Weitzman brand during the final two months of fiscal 2015.

(2)	Depreciation and amortization expense includes $48.8 million of transformation-related charges, for the fiscal year ended June 27, 2015. These charges are recorded as corporate unallocated expenses.
Coach's product offerings include modern luxury accessories and lifestyle collections, including women's and men's bags, small leather goods, footwear, business cases, wearables including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. During fiscal 2015, the Company reevaluated its product categories and determined that small accessory handbags and travel bags, which were previously classified as "Women's Accessories" and "All Other Products," respectively, are viewed by management to be part of its "Women's Handbag" product category. Prior periods have been adjusted to reflect the current period classification. The following table shows net sales for each product category represented (in millions):

	Fiscal Year Ended
	June 27, 2015	% of Total	June 28, 2014	% of Total	June 29, 2013	% of Total
Women's Handbags	$2,389.6	57%	$2,826.1	59%	$3,177.2	62%
Women's Accessories	709.4	17%	860.3	18%	954.2	19
Men's	680.4	16%	691.8	14%	599.5	12
All Other Products	412.2	10%	428.0	9%	344.5	7
Total Sales	$4,191.6	100%	$4,806.2	100%	$5,075.4	100%

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the all costs not allocated in the determination of segment operating income performance (in millions):

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Inventory-related costs(1)	$27.2	$(27.9)	$64.7
Advertising, marketing and design(2)	(246.7)	(238.1)	(236.7)
Administration and information systems(2)(3)	(422.8)	(283.9)	(293.0)
Distribution and customer service(2)	(66.3)	(84.0)	(82.7)
Total corporate unallocated	$(708.6)	$(633.9)	$(547.7)

(1)
Inventory-related costs consist of production variances and transformation-related costs, and are recorded within cost of sales. In fiscal 2015, 2014 and 2013 production variances were $32.2 million, $54.3 million and $69.5 million, respectively. In fiscal 2015, fiscal 2014 and fiscal 2013, transformation and other-related costs were $(5.0) million, $(82.2) million and $(4.8) million, respectively.

(2)	Costs recorded within SG&A expenses.

(3)
Fiscal 2015 includes transformation and acquisition-related charges of $(156.7) million. Fiscal 2014 and fiscal 2013 includes charges of $(49.3) million and $(48.4) million, respectively, related to transformation and other actions.

Geographic Area Information
As of June 27, 2015, the Company operated 277 retail stores and 195 outlet stores in the United States, 26 retail stores and ten outlet stores in Canada. Outside of North America, the Company operated 196 concession shop-in-shops within department stores, retail stores and outlet stores in Japan, 171 in Greater China, and 144 in other international locations. The Company also operates distribution, product development and quality control locations in the United States, Hong Kong, China, South Korea, Vietnam, Philippines, India and Spain. Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net and other assets.

	United States(1)	Japan(1)	Greater China(1)	Other(2)	Total
	(millions)
Fiscal 2015
Net sales	$2,372.8	$545.6	$635.8	$637.4	$4,191.6
Long-lived assets	559.5	55.4	91.2	138.4	844.5
Fiscal 2014
Net sales	$2,968.6	$654.7	$583.9	$599.0	$4,806.2
Long-lived assets	594.7	70.4	83.9	91.6	840.6
Fiscal 2013
Net sales	$3,334.5	$760.9	$452.8	$527.2	$5,075.4
Long-lived assets	638.8	73.0	55.5	56.6	823.9

(1)	Includes net sales from our global travel retail business in locations within the specified geographic area.

(2)
Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Company-operated stores and concession shop-in-shops in Singapore, Taiwan, Malaysia, South Korea, Europe and Canada.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

17. EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options and RSUs and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share (in millions, except per share data):

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net income	$402.4	$781.3	$1,034.4
Total weighted-average basic shares	275.7	277.8	282.5

Dilutive securities:
Share-based award plans	0.9	1.0	1.5
Stock option programs	0.6	1.6	2.3
Total weighted-average diluted shares	277.2	280.4	286.3

Net income per share:
Basic	$1.46	$2.81	$3.66
Diluted	$1.45	$2.79	$3.61
At June 27, 2015, options to purchase 5.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $38.75 to $78.46, were greater than the average market price of the common shares.
At June 28, 2014, options to purchase 6.4 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $43.39 to $78.46, were greater than the average market price of the common shares.
At June 29, 2013, options to purchase 2.1 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $56.95 to $78.46, were greater than the average market price of the common shares.
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain performance goals. PRSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 27, 2015, June 28, 2014 and June 29, 2013, there were approximately 6.8 million, 7.1 million, and 2.8 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of PRSUs, which were excluded from the diluted share calculations.
18. STOCK REPURCHASE PROGRAM
Purchases of the Company's common stock have been made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Under Maryland law, Coach’s state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. The Company's stock repurchase program expired at the end of fiscal 2015, with zero remaining availability at June 27, 2015.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

During fiscal 2015, fiscal 2014, and fiscal 2013, the Company repurchased and retired zero, 10.2 million and 7.1 million shares, respectively, or $0.0 million, $524.9 million, and $400.0 million of common stock, respectively, at an average cost of $0.00, $51.27 and $56.61 per share, respectively.
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows (in millions):

	June 27, 2015	June 28, 2014
Property and equipment
Land and building	$168.5	$168.6
Machinery and equipment	34.7	34.7
Furniture and fixtures	640.9	544.6
Leasehold improvements	650.7	648.6
Construction in progress	78.8	85.1
Less: accumulated depreciation	(841.0)	(767.7)
Total property and equipment, net	$732.6	$713.9
Accrued liabilities
Payroll and employee benefits	$181.9	$137.8
Accrued rent	47.8	50.9
Dividends payable	93.3	92.6
Operating expenses	277.6	237.4
Total accrued liabilities	$600.6	$518.7
Other liabilities
Deferred lease obligation	$122.4	$135.2
Gross unrecognized tax benefit	168.1	170.7
Deferred tax liabilities	60.0	59.7
Other	112.7	63.8
Total other liabilities	$463.2	$429.4

COACH, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 27, 2015, June 28, 2014 and June 29, 2013
(in millions)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Related to Acquisition	Write-offs/ Allowances Taken	Balance at End of Year
Fiscal 2015
Allowance for bad debts	$1.4	$1.7	$0.9	$(0.9)	$3.1
Allowance for returns	2.9	8.9	0.7	(5.0)	7.5
Allowance for markdowns	11.6	42.5	3.8	(39.9)	18.0
Valuation allowance	131.8	38.0	—	—	169.8
Total	$147.7	$91.1	$5.4	$(45.8)	$198.4
Fiscal 2014
Allowance for bad debts	$1.1	$1.6	$—	$(1.3)	$1.4
Allowance for returns	7.0	0.8	—	(4.9)	2.9
Allowance for markdowns	8.4	37.9	—	(34.7)	11.6
Valuation allowance	79.6	52.2	—	—	131.8
Total	$96.1	$92.5	$—	$(40.9)	147.7
Fiscal 2013
Allowance for bad debts	$3.3	$(0.5)	$—	$(1.7)	$1.1
Allowance for returns	2.8	8.6	—	(4.4)	7.0
Allowance for markdowns	3.7	22.5	—	(17.8)	8.4
Valuation allowance	53.5	29.3	—	(3.2)	79.6
Total	$63.3	$59.9	$—	$(27.1)	$96.1

COACH, INC.

Quarterly Financial Data
(dollars and shares in millions, except per share data)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015(1)
Net sales	$1,038.8	$1,219.4	$929.3	$1,004.1
Gross profit	715.4	840.0	665.5	687.7
Net income	119.1	183.5	88.1	11.7
Net income per common share:
Basic	0.43	0.67	0.32	0.04
Diluted	0.43	0.66	0.32	0.04
Fiscal 2014(1)
Net sales	$1,150.8	$1,419.6	$1,099.6	$1,136.2
Gross profit	826.6	982.7	781.3	706.4
Net income	217.9	297.4	190.8	75.2
Net income per common share:
Basic	0.77	1.07	0.69	0.27
Diluted	0.77	1.06	0.68	0.27
Fiscal 2013(1)
Net sales	$1,161.4	$1,503.8	$1,187.6	$1,222.6
Gross profit	845.2	1,085.4	880.2	887.3
Net income	221.4	352.8	238.9	221.3
Net income per common share:
Basic	0.78	1.25	0.85	0.79
Diluted	0.77	1.23	0.84	0.78

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
4.2
Deposit Agreement, dated November 24, 2011, between Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.3
Deed Poll, dated November 24, 2011, executed by Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, pursuant to the deposit agreement in favor of and in relation to the rights of the holders of the depositary receipts, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.4
Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.5
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.6
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to Coach’s Current Report on Form 8-K filed on March 2, 2015

10.1
Purchase Agreement among Stuart Weitzman Topco LLC, Stuart Weitzman Intermediate LLC and Coach, dated January 5, 2015, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.2
Letter Agreement between Stuart Weitzman and Coach, dated January 5, 2015, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.3
Revolving Credit Agreement, dated as of June 18, 2012, by and between Coach, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, which is incorporated by reference from Exhibit 10.2 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.4
Amendment No. 1 to the Revolving Credit Agreement, dated as of March 26, 2013, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 30, 2013

10.5
Amendment No. 2 to the Revolving Credit Agreement, dated as of November 27, 2013, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent, which is incorporated by reference from Exhibit 10.3 to Coach’s Quarterly Report on Form 10-Q for the period ended December 28, 2013

10.6
Amendment No. 3 to the Revolving Credit Agreement, dated as of September 9, 2014, by and between Coach, certain lenders and JPMorgan Chase Bank N.A., as administrative agent, which is incorporated by reference from Exhibit 10.3 to Coach’s Quarterly Report on Form 10-Q for the period ended September 27, 2014

10.7
Amendment and Restatement Agreement, dated as of March 18, 2015, by and between Coach, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, which amends and restates the Revolving Credit Agreement, dated as of June 18, 2012 (as amended by Amendment No. 1 dated March 26, 2013, Amendment No. 2 dated November 27, 2013 and Amendment No. 3 dated September 9, 2014) , which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.8~
Limited Liability Company Agreement, dated April 10, 2013, by and between Coach Legacy Yards LLC, an affiliate of Coach, and Podium Fund Tower C SPV LLC, which is incorporated herein by reference from Exhibit 10.3 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

Exhibit	Description
10.9~
Development Agreement, dated April 10, 2013, by and between Coach Legacy Yards LLC, an affiliate of Coach, and ERY Developer LLC, which is incorporated herein by reference from Exhibit 10.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.10
Guaranty Agreement, dated April 10, 2013, by Coach, Inc., to and for the benefit of
ERY Developer LLC and Podium Fund Tower C SPV LLC, which is incorporated herein by reference from Exhibit 10.5 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.11
Purchase and Sale Agreement, dated April 10, 2013, by and between 504-514 West 34th Street Corp. and 516 West 34th Street LLC, both subsidiaries of Coach, and ERY 34th Street Acquisition LLC, which is incorporated herein by reference from Exhibit 10.6 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.12†	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.13†
Coach, Inc. Performance-Based Annual Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed on September 19, 2008

10.14†	Coach, Inc. 2000 Non-Employee Director Stock Plan, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.15†
Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.16†	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.17†
Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

10.18†
Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010

10.19†	Amendment to the Coach, Inc. 2010 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014
10.20†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

10.21*†	Form of Stock Option Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.22*†	Form of Restricted Stock Unit Award Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.23*†	Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.24*†	Form of Stock Option Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.25*†	Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.26†
Coach, Inc. 2013 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed on September 27, 2013

10.27†
Employment Agreement dated June 1, 2003 between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.20 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.28†
Amendment to Employment Agreement, dated August 22, 2005, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.23 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005

10.29†
Amendment to Employment Agreement, dated May 7, 2012, between Coach and Lew Frankfort, which is incorporated herein by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on May 8, 2012

10.30†
Amendment to Employment Agreement, dated December 23, 2013, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on December 23, 2013

10.31†
Amendment to Employment Agreement, dated June 30, 2014, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.1 to Coach’s Current Report on Form 8-K filed on July 2, 2014

Exhibit	Description
10.32†
Performance Restricted Stock Unit Award Grant Notice and Agreement, dated August 6, 2009, between Coach and Lew Frankfort, which is incorporated by reference from Exhibit 10.13 to Coach’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010

10.33†
Employment Offer Letter, dated July 19, 2011, between Coach and Jane Nielsen, which is incorporated herein by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2011

10.34†
Letter Agreement, dated February 13, 2013, between Coach and Victor Luis, which is incorporated herein by reference from Exhibit 10.29 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.35†
Employment Offer Letter, dated September 2, 2014, between Coach and Gebhard Rainer, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended September 27, 2014

10.36†
Employment Offer Letter, dated January 26, 2015, between Coach and Ian Bickley, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.37†
Employment Offer Letter, dated January 26, 2015, between Coach and Andre Cohen, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.38†	Letter Agreement, dated June 22, 2015, between Coach and Sarah Dunn, which is incorporated by reference from Exhibit 10.3 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.39†	Letter Agreement, dated June 22, 2015, between Coach and Todd Kahn, which is incorporated by reference from Exhibit 10.2 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.40†	Letter Agreement, dated June 22, 2015, between Coach and Jane Nielsen, which is incorporated by reference from Exhibit 10.4 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.41
Sponsor Agreement, dated November 24, 2011, between Coach, Inc. and J.P. Morgan Securities (Asia Pacific) Limited, as sponsor, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

12*	Computation of Ratio of Earnings to Fixed Charges
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Coach, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

~	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement.