Form 10-Q
period 2015-12-26
COACH INC
filed 2016-02-03
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 22, 2016 the Registrant had 277,696,178 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Coach" and the “Company” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including but not limited to: (i) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global lifestyle brand; (ii) our ability to successfully execute our multi-year transformation initiatives; (iii) the effect of existing and new competition in the market; (iv) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell and source our product; (v) our ability to retain the value of the Coach brand and the Stuart Weitzman brand and to respond to changing fashion trends in a timely manner; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales or operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2015	June 27, 2015
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$843.8	$1,291.8
Short-term investments	493.3	234.0
Trade accounts receivable, less allowances of $2.6 and $3.1, respectively	303.6	219.5
Inventories	438.5	485.1
Deferred income taxes	83.6	98.4
Prepaid expenses	85.8	73.1
Other current assets	53.0	104.6
Total current assets	2,301.6	2,506.5
Property and equipment, net	784.4	732.6
Long-term investments	515.1	406.0
Goodwill	437.1	434.2
Intangible assets	350.7	359.9
Other assets	214.8	227.7
Total assets	$4,603.7	$4,666.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$147.7	$222.8
Accrued liabilities	541.3	600.6
Current debt	15.0	11.3
Total current liabilities	704.0	834.7
Long-term debt	872.0	879.1
Other liabilities	460.4	463.2
Total liabilities	2,036.4	2,177.0

See Note 13 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 277.7 million and 276.6 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,783.2	2,754.4
Accumulated deficit	(110.4)	(189.6)
Accumulated other comprehensive loss	(108.3)	(77.7)
Total stockholders' equity	2,567.3	2,489.9
Total liabilities and stockholders' equity	$4,603.7	$4,666.9

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(millions, except per share data)
	(unaudited)
Net sales	$1,273.8	$1,219.4	$2,304.1	$2,258.2
Cost of sales	414.7	379.4	748.5	702.8
Gross profit	859.1	840.0	1,555.6	1,555.4
Selling, general and administrative expenses	598.1	564.6	1,153.2	1,100.2
Operating income	261.0	275.4	402.4	455.2
Interest (expense) income, net	(6.3)	0.4	(13.0)	1.1
Income before provision for income taxes	254.7	275.8	389.4	456.3
Provision for income taxes	84.6	92.3	122.9	153.7
Net income	$170.1	$183.5	$266.5	$302.6
Net income per share:
Basic	$0.61	$0.67	$0.96	$1.10
Diluted	$0.61	$0.66	$0.96	$1.09
Shares used in computing net income per share:
Basic	277.6	275.6	277.3	275.3
Diluted	278.4	276.5	278.3	276.4
Cash dividends declared per common share	$0.3375	$0.3375	$0.6750	$0.6750

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(millions)
	(unaudited)
Net income	$170.1	$183.5	$266.5	$302.6
Other comprehensive loss, net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(0.4)	3.8	(3.7)	7.6
Unrealized losses on available-for-sale investments, net	(1.4)	(1.1)	(1.9)	(1.6)
Foreign currency translation adjustments	(3.4)	(37.4)	(25.0)	(67.6)
Other comprehensive loss, net of tax	(5.2)	(34.7)	(30.6)	(61.6)
Comprehensive income	$164.9	$148.8	$235.9	$241.0

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 26, 2015	December 27, 2014
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$266.5	$302.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.1	89.8
Provision for bad debt	0.1	0.5
Share-based compensation	44.5	44.3
Excess tax shortfall from share-based compensation	9.6	4.8
Transformation and other actions	8.1	27.7
Deferred income taxes	8.7	18.6
Other non-cash charges, net	(4.1)	(11.2)
Changes in operating assets and liabilities:
Trade accounts receivable	(87.9)	(42.1)
Inventories	38.9	48.7
Accounts payable	(75.6)	10.7
Accrued liabilities	(49.4)	28.8
Other liabilities	(8.6)	(10.2)
Other balance sheet changes, net	52.1	70.6
Net cash provided by operating activities	310.0	583.6
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(86.6)	(64.8)
Purchases of property and equipment	(175.5)	(79.6)
Purchases of investments	(450.5)	(51.5)
Proceeds from maturities and sales of investments	166.9	182.8
Net cash used in investing activities	(545.7)	(13.1)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(187.0)	(185.6)
Repayment of debt	(3.7)	(0.5)
Proceeds from share-based awards	4.7	12.4
Borrowings under revolving credit facility	—	230.0
Repayment of revolving credit facility	—	(350.0)
Taxes paid to net settle share-based awards	(13.3)	(12.4)
Excess tax shortfall from share-based compensation	(9.6)	(4.8)
Acquisition-related payment of contingent consideration	—	(3.8)
Net cash used in financing activities	(208.9)	(314.7)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(11.4)
(Decrease) increase in cash and cash equivalents	(448.0)	244.4
Cash and cash equivalents at beginning of period	1,291.8	591.9
Cash and cash equivalents at end of period	$843.8	$836.3
Supplemental information:
Cash paid for income taxes, net	$60.8	$67.8
Cash paid for interest	$18.3	$1.2
Noncash investing activity - property and equipment obligations	$50.1	$37.8

See accompanying Notes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(In millions, except per share data)
(Unaudited)

1. Nature of Operations
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, business cases, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach branded products are primarily sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium and the Netherlands. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 50 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America, international distributors and within Stuart Weitzman operated stores (including the Internet) in the United States and Europe. The Company also records sales of Coach brand products generated in other ancillary channels, including licensing and disposition.
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
The results of operations, cash flows and comprehensive income for the three and six months ended December 26, 2015 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2016 ("fiscal 2016").
Basis of Consolidation
These unaudited interim condensed consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company, including all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2016 will be a 53-week period. Fiscal 2015 ended on June 27, 2015 and was a 52-week period ("fiscal 2015"). The second quarter of fiscal 2016 ended on December 26, 2015 and was a 13-week period. The second quarter of fiscal 2015 ended on December 27, 2014 and was also a 13-week period.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3. Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Under the ASU, equity investments not accounted for under the equity method of accounting or consolidation accounting must be measured at fair value with changes in fair value recognized in net income. The ASU also requires public entities to use the exit price notion when measuring fair value for disclosure. Financial assets and liabilities must be presented separately by measurement category and form on the balance sheet or within the notes to the financial statements. Additionally, public entities no longer have to disclose the methods and assumptions used to estimate fair value for assets measured at amortized cost. The requirements of the new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for the Company is the first quarter of fiscal 2019. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under the ASU, all deferred tax assets and liabilities are required to be classified as noncurrent in the balance sheets. The requirements of the new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the first quarter of fiscal 2018. Early adoption is permitted. The adoption of this guidance will result in the reclassification of deferred tax assets and liabilities currently included in current assets and liabilities, to noncurrent assets and liabilities on the Condensed Consolidated Balance Sheets.
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which pertains to the accounting for business combinations. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The requirements of the new standard will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company is the first quarter of fiscal 2017. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements or notes thereto.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2019. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto.
4. Transformation and Other Actions
Transformation Charges
During the fourth quarter of fiscal year ended June 28, 2014 ("fiscal 2014"), the Company announced a multi-year strategic plan to transform the Coach brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan"), which will continue through the end of fiscal 2016, includes key operational and cost measures, including: (i) the investment in capital improvements in stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of the Company's organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect the Company's elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of the Coach brand, drive sales growth and promote this new strategy, which started in fiscal 2015; and (v) the significant scale-back of promotional cadence in an increased global promotional environment, particularly within the outlet Internet sales site, which began in fiscal 2014.
As of December 26, 2015, the Company expects to incur aggregate pre-tax charges of about $325 million, in total, under the Transformation Plan. Total life-to-date charges incurred under the Transformation Plan through December 26, 2015 were $303.9 million.
During the three and six months ended December 26, 2015, the Company incurred transformation-related charges of $13.9 million ($12.0 million after-tax, or $0.04 per diluted share) and $26.5 million ($20.5 million after-tax, or $0.07 per diluted share), respectively, primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores. For the three and six months ended December 26, 2015, the charges recorded in

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

selling, general and administrative ("SG&A") expenses were $13.9 million and $26.5 million, respectively and no charges were recorded in cost of sales.
During the three and six months ended December 27, 2014, the Company incurred transformation-related charges of $20.1 million, ($14.4 million after-tax, or $0.05 per diluted share) and $57.2 million ($41.1 million after-tax, or $0.15 per diluted share), respectively, primarily associated with the Company's North America business, related to accelerated depreciation and lease termination charges as a result of store updates and closures, corporate restructuring and related costs and charges related to the destruction of inventory. For the three and six months ended December 27, 2014, the charges recorded in SG&A expenses were $19.1 million and $52.2 million, respectively, and the charges recorded in cost of sales were $1.0 million and $5.0 million, respectively.
A summary of charges and related liabilities under the Company's Transformation Plan are as follows (in millions):

	Inventory-Related Charges(1)	Store-Related Costs(2)	Organizational Efficiency Costs(3)	Other(4)	Total
Balance at June 28, 2014	$15.4	$5.5	$1.0	$0.6	$22.5
Fiscal 2015 charges	3.0	80.4	47.3	15.2	145.9
Cash payments	(15.4)	(34.6)	(30.8)	(10.1)	(90.9)
Non-cash adjustments	(3.0)	(48.8)	(5.5)	(2.4)	(59.7)
Balance at June 27, 2015	$—	$2.5	$12.0	$3.3	$17.8
Fiscal 2016 charges	—	8.2	16.1	2.2	26.5
Cash payments	—	(3.4)	(18.6)	(4.7)	(26.7)
Non-cash adjustments	—	(7.3)	—	(0.8)	(8.1)
Balance at December 26, 2015	$—	$—	$9.5	$—	$9.5

(1)
Inventory-related charges, recorded within cost of sales, primarily relate to reserves for the donation and destruction of certain on-hand inventory and future non-cancelable inventory purchase commitments. As of December 26, 2015 and June 27, 2015, a reserve of $10.7 million and $11.1 million is included within Inventories on the Company's Condensed Consolidated Balance Sheets, respectively.

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

(4)
Other charges primarily comprise of consulting costs and the write-down of certain assets that will not be placed into service by the Company, which are recorded within SG&A expenses, and certain freight and handling costs incurred related to the destruction of inventory which are recorded within cost of sales.

The remaining balance as of December 26, 2015 and June 27, 2015 is included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Condensed Consolidated Statements of Income. See Note 14, "Segment Information," for further information.
The Company expects to incur additional pre-tax charges in the range of $20 million during fiscal 2016 in connection with the Transformation Plan. These costs will primarily consist of organizational efficiency charges and global store-related costs, including the impact of accelerated depreciation associated with store renovations and closures in North America and select International stores.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

(1) Included a step-up adjustment of approximately $5.6 million, which was amortized over 4 months.
(2) Approximately $38.5 million of the goodwill balance is tax deductible.
(3) The trademarks and trade names intangible asset was valued based on the relief from royalty approach.
(4) The components of Other intangible assets included customer relationships of approximately $54.7 million (amortized over 15 years), order backlog of approximately $7.7 million (amortized over 6 months) and favorable lease rights, net of approximately $24.6 million (amortized over the remainder of the underlying lease terms). The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date. Favorable lease rights, net were valued based on a comparison of market participant information and Company-specific lease terms.
(5) Included within Other liabilities was the fair value measurement of the contingent earnout payment of $17.8 million. This was valued primarily utilizing Level 3 inputs as defined by the fair value hierarchy, and was based on a weighted average expected achievement probability and discount rate over the expected measurement period. See Note 11, "Fair Value Measurements," for a reconciliation of the contingent earnout liability as of December 26, 2015.
During the six months ended December 26, 2015 and December 27, 2014, the Company incurred pre-tax costs directly associated with the acquisition of approximately $0 million and $3.5 million, respectively, recorded within SG&A expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

6. Goodwill and Other Intangible Assets
The change in the carrying amount of the Company’s goodwill is as follows (in millions):

	International	Stuart Weitzman	Total
Balance at June 27, 2015	$308.4	$125.8	$434.2
Foreign exchange impact	3.2	(0.3)	2.9
Balance at December 26, 2015	$311.6	$125.5	$437.1

Other Intangible Assets
Other intangible assets consist of the following (in millions):

	December 26, 2015			June 27, 2015
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Intangible assets subject to amortization:
Customer relationships	$54.7	$(3.3)	$51.4	$54.7	$(0.8)	$53.9
Order backlog	7.7	(7.7)	—	7.7	(2.6)	5.1
Favorable lease rights, net	24.6	(2.1)	22.5	24.6	(0.5)	24.1
Total intangible assets subject to amortization	87.0	(13.1)	73.9	87.0	(3.9)	83.1
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$363.8	$(13.1)	$350.7	$363.8	$(3.9)	$359.9
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of December 26, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Amortization Expense
Remainder of Fiscal 2016	$4.1
Fiscal 2017	7.1
Fiscal 2018	6.6
Fiscal 2019	6.6
Fiscal 2020	6.3
Fiscal 2021	6.0
Fiscal 2022 and thereafter	37.2
Total	$73.9
The expected future amortization expense above reflects remaining useful lives of 14.3 years for customer relationships and the remaining lease terms ranging from approximately 2 to 10 years for favorable lease rights, net.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below (in millions, except per share data):

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 28, 2014	274.4	$2.7	$2,646.1	$(219.5)	$(8.7)	$2,420.6
Net income	—	—	—	302.6	—	302.6
Other comprehensive loss	—	—	—	—	(61.6)	(61.6)
Shares issued for stock options and employee benefit plans	1.3	0.1	—	—	—	0.1
Share-based compensation	—	—	47.1	—	—	47.1
Excess tax shortfall from share-based compensation	—	—	(4.8)	—	—	(4.8)
Dividends declared ($0.6750 per share)	—	—	—	(186.0)	—	(186.0)
Balance at December 27, 2014	275.7	$2.8	$2,688.4	$(102.9)	$(70.3)	$2,518.0

Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9
Net income	—	—	—	266.5	—	266.5
Other comprehensive loss	—	—	—	—	(30.6)	(30.6)
Shares issued for stock options and employee benefit plans	1.1	—	(6.1)	—	—	(6.1)
Share-based compensation	—	—	44.5	—	—	44.5
Excess tax shortfall from share-based compensation	—	—	(9.6)	—	—	(9.6)
Dividends declared ($0.6750 per share)	—	—	—	(187.3)	—	(187.3)
Balance at December 26, 2015	277.7	$2.8	$2,783.2	$(110.4)	$(108.3)	$2,567.3

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows (in millions):

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Losses on Available- for-Sale Securities	Cumulative Translation Adjustment	Other(2)	Total
Balances at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	9.4	(1.6)	(67.6)	—	(59.8)
Less: gains reclassified from accumulated other comprehensive income to earnings	1.8	—	—	—	1.8
Net current-period other comprehensive income (loss)	7.6	(1.6)	(67.6)	—	(61.6)
Balances at December 27, 2014	$8.2	$0.2	$(76.8)	$(1.9)	$(70.3)

Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive loss before reclassifications	(0.3)	(1.9)	(25.0)	—	(27.2)
Less: gains reclassified from accumulated other comprehensive income to earnings	3.4	—	—	—	3.4
Net current-period other comprehensive loss	(3.7)	(1.9)	(25.0)	—	(30.6)
Balances at December 26, 2015	$0.7	$(1.4)	$(106.7)	$(0.9)	$(108.3)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($0.4) million and ($4.6) million as of December 26, 2015 and December 27, 2014, respectively. The amounts reclassified from AOCI are net of tax of ($1.8) million and ($1.0) million as of December 26, 2015 and December 27, 2014, respectively.

(2)
As of December 26, 2015 and December 27, 2014, Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at December 26, 2015 and December 27, 2014 are net of tax of $0.5 million and $1.5 million, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(millions, except per share data)
Net income	$170.1	$183.5	$266.5	$302.6

Total weighted-average basic shares outstanding	277.6	275.6	277.3	275.3
Dilutive securities:
Effect of dilutive securities	0.8	0.9	1.0	1.1
Total weighted-average diluted shares	278.4	276.5	278.3	276.4

Net income per share:
Basic	$0.61	$0.67	$0.96	$1.10
Diluted	$0.61	$0.66	$0.96	$1.09

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 26, 2015 and December 27, 2014, there were approximately 15.6 million and 12.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
9. Share-based Compensation
The following table shows the total compensation cost charged against income for share based compensation plans and the related tax benefits recognized in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014(1)	December 26, 2015	December 27, 2014(1)
	(millions)
Share-based compensation expense	$21.6	$22.5	$44.5	$47.1
Income tax benefit related to share-based compensation expense	7.3	7.0	14.2	14.3

(1)
During the three and six months ended December 27, 2014, the Company incurred approximately $0.1 million and $2.8 million of share-based compensation expense, respectively, related to organizational efficiency costs under the Company's Transformation Plan as a result of the accelerated vesting of certain awards. See Note 4, "Transformation and Other Actions," for more information. Approximately $1.1 million of income tax benefit is associated with the share-based compensation expense for the six months ended December 27, 2014.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the six months ended December 26, 2015 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at June 27, 2015	13.5	$42.81
Granted	4.3	31.46
Exercised	(0.1)	31.57
Forfeited or expired	(1.4)	38.30
Outstanding at December 26, 2015	16.3	40.27
Vested and expected to vest at December 26, 2015	15.7	41.55
Exercisable at December 26, 2015	9.0	44.47
At December 26, 2015, $33.7 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of options granted during the six months ended December 26, 2015 and December 27, 2014 was $5.62 and $6.40, respectively. The total intrinsic value of options exercised during the six months ended December 26, 2015 and December 27, 2014 was $0.2 million and $7.0 million, respectively. The total cash received from option exercises was $3.4 million for the six months ended December 26, 2015 and $10.8 million for the six months ended December 27, 2014, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $0.1 million and $2.7 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 26, 2015 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 27, 2015	3.3	$52.39
Granted	2.2	31.41
Vested	(1.2)	31.77
Forfeited	(0.3)	39.73
Non-vested at December 26, 2015	4.0	48.12
At December 26, 2015, $90.3 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of share awards granted during the six months ended December 26, 2015 and December 27, 2014 was $31.41 and $36.21, respectively. The total fair value of shares vested during the six months ended December 26, 2015 and December 27, 2014 was $39.0 million and $39.9 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 26, 2015 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 27, 2015	1.1	$41.76
Granted	0.4	31.41
Change due to performance condition achievement(1)	—	55.07
Vested(1)	—	30.92
Forfeited(1)	—	45.02
Non-vested at December 26, 2015	1.5	39.04

(1)
During the first six months ended December 26, 2015, there were less than 0.1 million shares of PRSU activity due to changes in performance conditions, shares vested, or shares forfeited, individually and in the aggregate.

At December 26, 2015, $20.4 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.2 years.
Included in the non-vested amount at December 26, 2015 are approximately 0.7 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the six months ended December 26, 2015 with this performance criteria. The remaining 0.8 million PRSU awards included in the non-vested amount are based on certain Company-specific productivity, strategic and sales metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 26, 2015 and December 27, 2014 was $31.41 and $36.25, respectively. The total fair value of awards that vested during the six months ended December 26, 2015 and December 27, 2014 was $1.4 million and $0.7 million, respectively.
In the six months ended December 26, 2015 and December 27, 2014, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $12.4 million and $18.0 million, respectively.
10. Debt
The following table summarizes the components of the Company’s outstanding debt:

	December 26, 2015	June 27, 2015
	(millions)
Current Debt:
Term Loan	$15.0	$11.3
Revolving Facility	—	—
Total Current Debt	$15.0	$11.3

Long-Term Debt:
Term Loan	$281.2	$288.7
4.250% Senior Notes	600.0	600.0
Total Long-Term Debt	881.2	888.7
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(9.2)	(9.6)
Total Long-Term Debt, net	$872.0	$879.1

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During the three and six months ended December 26, 2015, the Company recognized interest expense related to its outstanding debt of $8.1 million and $16.1 million, respectively. During the three and six months ended December 27, 2014, the Company recognized interest expense related to its outstanding debt of $0.8 million and $1.5 million, respectively.
Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of December 26, 2015, there were no borrowings under the Revolving Facility.
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
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At December 26, 2015, the interest rate on these borrowings was 1.580% and the commitment fee was 0.150%.
The fair value of the outstanding balance of the Term Loan as of December 26, 2015 and June 27, 2015 approximated carrying value, and was based on available external pricing data and current market rates for similar debt instruments, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
At December 26, 2015 and June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $573 million and $579 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Debt Maturities
As of December 26, 2015, the Company's aggregate maturities of total debt are as follows (in millions):

Fiscal Year	Amount
Remainder of Fiscal 2016	$11.2
2017	15.0
2018	15.0
2019	22.5
2020	232.5
Subsequent to 2020	600.0
Total future debt repayments	$896.2
Other
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $44 million, as of December 26, 2015. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points.
During the three and six months ended December 26, 2015 and December 27, 2014, there were no borrowings under this facility. The Coach Japan credit facility can be terminated at any time by the financial institution, and there is no guarantee that it will be available to the Company in future periods.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 26, 2015 and June 27, 2015 (in millions):

	Level 1		Level 2		Level 3
	December 26, 2015	June 27, 2015	December 26, 2015	June 27, 2015	December 26, 2015	June 27, 2015
Assets:
Cash equivalents(1)	$179.2	$485.0	$1.9	$14.7	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	—	—	—
Commercial paper(2)	—	—	51.6	—	—	—
Government securities - U.S.(2)	156.1	42.8	20.3	—	—	—
Corporate debt securities - U.S.(2)	—	—	140.5	110.0	—	—
Corporate debt securities - non U.S.(2)	—	—	124.2	74.6	—	—
Long-term investments:
Government securities - U.S.(3)	—	9.3	—	—	—	—
Corporate debt securities - U.S.(3)	—	—	65.6	42.6	—	—
Corporate debt securities - non U.S.(3)	—	—	42.7	33.9	—	—
Derivative Assets:
Inventory-related instruments(4)	—	—	1.3	3.3	—	—
Intercompany loan hedges(4)	—	—	—	0.1	—	—
Liabilities:
Contingent earnout obligation(5)	$—	$—	$—	$—	$23.9	$19.4
Derivative liabilities:
Inventory-related instruments(4)	—	—	0.8	0.2	—	—
Intercompany loan hedges(4)	—	—	0.2	—	—	—

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

(3)	Fair value is primarily determined using vendor or broker priced securities in active markets. These securities have maturity dates in calendar year 2017.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 26, 2015 and June 27, 2015. Level 3 liabilities consisted of the contingent earnout obligation related to the Stuart Weitzman acquisition.

	December 26, 2015	June 27, 2015
	(millions)
Balance, beginning of period	$19.4	$—
Contingent earnout obligation recorded in purchase accounting	—	17.8
Increase to contingent earnout obligation	4.5	1.6
Balance, end of period	$23.9	$19.4
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
12. Investments
The following table summarizes the Company’s investments, all of which are denominated in U.S. dollars, recorded within the condensed consolidated balance sheets as of December 26, 2015 and June 27, 2015:

	December 26, 2015			June 27, 2015
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$51.6	$—	$51.6	$—	$—	$—
Government securities - U.S.(2)	176.4	—	176.4	42.8	9.3	52.1
Corporate debt securities - U.S.(2)	140.5	65.6	206.1	110.0	42.6	152.6
Corporate debt securities - non-U.S.(2)	124.2	42.7	166.9	74.6	33.9	108.5
Available-for-sale investments, total	$492.7	$108.3	$601.0	$227.4	$85.8	$313.2
Held to maturity:
Corporate debt securities - U.S.(3)	$—	$—	$—	$6.6	$—	$6.6
Other:
Time deposits(1)	0.6	—	0.6	—	—	—
Other(4)	—	406.8	406.8	—	320.2	320.2
Total Investments	$493.3	$515.1	$1,008.4	$234.0	$406.0	$640.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities have maturity dates between calendar years 2016 and 2017 and are recorded at fair value.

(3)	These securities were recorded at amortized cost which approximated fair value utilizing Level 2 information.

(4)
Relates to the equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture. Refer to Note 13, "Commitments and Contingencies," for further information.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended December 26, 2015 and June 27, 2015.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. Commitments and Contingencies
As of December 26, 2015, the Company's equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan, the Hudson Yards joint venture, with the Company owning less than 43% of the joint venture. This investment is included in the Company’s long-term investments.
The formation of the Hudson Yards joint venture serves as a financing vehicle for the project. Construction of the new building, which will serve as the Company's new corporate headquarters, has commenced. Upon expected completion of the office tower in fiscal 2016, in the absence of an executed sale-leaseback arrangement, the Company will retain its ownership interest in the joint venture. During the three and six months ended December 26, 2015, the Company invested $35.2 million and $86.6 million in the joint venture, respectively. Since the formation of the Hudson Yards joint venture, the Company has invested $406.8 million. The Company expects to further invest approximately $123 million, primarily through the remainder of fiscal 2016, depending on construction progress. Outside of the joint venture, the Company is directly investing in a portion of the design and build-out of the new corporate headquarters. During the three and six months ended December 26, 2015, $56.1 million and $67.4 million was included in capital expenditures, respectively, and we expect approximately another $120 million over the remaining period of construction.
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
The Company had standby letters of credit totaling $6.8 million outstanding at both December 26, 2015 and June 27, 2015. The letters of credit, which expire at various dates through 2016, primarily collateralize the Company's obligation to third parties for insurance claims, leases and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
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

•
International, which includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium and the Netherlands. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 50 countries.

•
Stuart Weitzman, which includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America, international distributors, and within Stuart Weitzman operated stores (including the Internet) in the United States and Europe.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three and six months ended December 26, 2015 and December 27, 2014 (in millions):

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
Three Months Ended December 26, 2015

Net sales	$731.0	$437.3	$11.5	$—	$94.0	$1,273.8
Gross profit	447.3	327.4	9.6	14.3	60.5	859.1
Operating income (loss)	248.2	130.6	6.4	(142.5)	18.3	261.0
Income (loss) before provision for income taxes	248.2	130.6	6.4	(148.8)	18.3	254.7
Depreciation and amortization expense(3)	16.3	16.9	—	17.7	5.3	56.2
Additions to long-lived assets	14.9	22.2	—	67.0	1.9	106.0

Three Months Ended December 27, 2014

Net sales	$784.6	$420.5	$14.3	$—	$—	$1,219.4
Gross profit	502.1	322.4	9.7	5.8	—	840.0
Operating income (loss)	296.3	128.4	7.0	(156.3)	—	275.4
Income (loss) before provision for income taxes	296.3	128.4	7.0	(155.9)	—	275.8
Depreciation and amortization expense(3)	16.5	16.0	—	22.9	—	55.4
Additions to long-lived assets	18.9	13.0	—	7.3	—	39.2

Six Months Ended December 26, 2015
Net sales	$1,292.0	$806.3	$24.3	$—	$181.5	$2,304.1
Gross profit	796.2	609.6	18.0	21.6	110.2	1,555.6
Operating income (loss)	419.9	237.8	12.5	(293.8)	26.0	402.4
Income (loss) before provision for income taxes	419.9	237.8	12.5	(306.8)	26.0	389.4
Depreciation and amortization expense(3)	32.1	33.7	—	34.8	12.8	113.4
Additions to long-lived assets	36.7	53.6	—	81.6	3.6	175.5

Six Months Ended December 27, 2014
Net sales	$1,418.3	$801.5	$38.4	$—	$—	$2,258.2
Gross profit	910.1	617.8	21.1	6.4	—	1,555.4
Operating income (loss)	517.8	246.4	16.3	(325.3)	—	455.2
Income (loss) before provision for income taxes	517.8	246.4	16.3	(324.2)	—	456.3
Depreciation and amortization expense(3)	29.5	31.7	—	50.7	—	111.9
Additions to long-lived assets	38.9	26.9	—	13.8	—	79.6

(1)	Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)
Depreciation and amortization expense includes $3.5 million and $6.3 million of transformation-related charges for the three and six months ended December 26, 2015, respectively, and $8.6 million and $21.8 million of transformation-related charges for the three and six months ended December 27, 2014, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(millions)
Inventory-related costs(1)	$14.4	$5.8	$21.7	$6.4
Advertising, marketing and design(2)	(63.2)	(63.5)	(126.3)	(117.4)
Administration and information systems(2)(3)	(76.9)	(80.5)	(157.2)	(179.3)
Distribution and customer service(2)	(16.8)	(18.1)	(32.0)	(35.0)
Total corporate unallocated costs	$(142.5)	$(156.3)	$(293.8)	$(325.3)

(1)
Inventory-related costs consist primarily of production variances, and are recorded within cost of sales. There were no inventory-related transformation costs during the three and six months ended December 26, 2015. During the three and six months ended December 27, 2014, inventory-related transformation costs were ($1.0) million and ($5.0) million, respectively.

(2)	Costs recorded within SG&A expenses.

(3)
During the three and six months ended December 26, 2015, transformation-related costs recorded within SG&A expenses were ($13.9) million and ($26.5) million, respectively. Furthermore, during the three and six months ended December 26, 2015, ($6.2) million and $(9.8) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within corporate unallocated costs, respectively. During the three and six months ended December 27, 2014, transformation-related costs recorded within SG&A expenses were ($19.1) million and ($52.2) million, respectively. The Company also recorded approximately ($3.5) million in acquisition-related expenses for the three months ended December 27, 2014.

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
Coach, Inc. operates in three segments: North America (Coach brand), International (Coach brand), and Stuart Weitzman. The North America segment includes sales of Coach brand products to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales of Coach brand products to customers through Coach-operated stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium and the Netherlands. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 50 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America, international distributors, and within Stuart Weitzman operated stores (including the Internet) in the United States and Europe. Stuart Weitzman was acquired during the fourth quarter of fiscal 2015. Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition. As the Company's business model is based on multi-channel global distribution, our success does not depend solely on the performance of a single channel or geographic area.
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
Key operational and cost measures of the Transformation Plan include: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment of approximately $50 million in incremental advertising costs to elevate consumer perception of our Coach brand, drive sales growth and promote our new strategy, which started in fiscal 2015; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site, which began in fiscal 2014. The Company's execution of these key operational and cost measures continue to be on plan through the second quarter of fiscal 2016, and we believe that long-term growth can be realized through these transformational efforts over time. For further discussion of charges incurred in connection with the Transformation Plan, see "GAAP to Non-GAAP Reconciliation," herein.
Furthermore, as discussed in Note 5, "Acquisitions," the Company acquired luxury designer footwear brand Stuart Weitzman in the fourth quarter of fiscal 2015, which we believe will complement our current leadership position in premium handbags and accessories, while immediately adding to the Company's earnings as we continue to make meaningful progress towards our brand transformation.
Current Trends and Outlook
In addition to the risks surrounding the successful execution of our Transformation Plan initiatives, our outlook reflects a certain level of uncertainty surrounding the global economy. The global economic environment continues to have an impact on consumer confidence, which in turn influences the level of spending on discretionary items. Global consumer retail traffic remains relatively weak and inconsistent, which has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. While certain developed geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained due to the continued economic uncertainty. Additional macroeconomic events, including foreign exchange rate volatility in various parts of the world, the recent and evolving impact of economic and geopolitical events in Greater China, a slowdown in emerging market growth and the impact of MERS (Middle East Respiratory Syndrome) on consumer spending and tourism in Asia have contributed to this uncertainty. As a result of these factors, several organizations that monitor the world’s economy, including the International Monetary Fund, have recently scaled back their predictions of economic growth for calendar 2016.
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

SUMMARY – SECOND QUARTER OF FISCAL 2016
In the second quarter of fiscal 2016, we reported net sales of $1.27 billion, net income of $170.1 million and net income per diluted share of $0.61. This compares to net sales of $1.22 billion, net income of $183.5 million, and net income per diluted share of $0.66 in the second quarter of fiscal 2015.
In the second quarter of fiscal 2016, our operating results were affected by $13.9 million of pretax charges ($12.0 million after tax or $0.04 per diluted share) related to our Transformation Plan and $10.1 million of pretax charges ($6.3 million after tax, or $0.03 per diluted share) related to acquisition charges associated with Stuart Weitzman (which includes acquisition-related costs and acquisition-related purchase accounting), as discussed in the "GAAP to Non-GAAP Reconciliation" herein. These second quarter fiscal 2016 actions taken together increased the Company's selling, general and administrative ("SG&A") expenses by $24.0 million, negatively impacting net income by $18.3 million, or $0.07 per diluted share.
In the second quarter of fiscal 2015, our operating results were affected by $20.1 million of pretax charges ($14.4 million after tax or $0.05 per diluted share) related to our Transformation Plan and $3.5 million of pretax charges ($2.3 million after tax or $0.01 per diluted share) related to acquisition-related costs associated with Stuart Weitzman, also discussed in the "GAAP to Non-GAAP Reconciliation" herein. These second quarter fiscal 2015 actions increased the Company's SG&A expenses by $22.6 million and cost of sales by $1.0 million, negatively impacting net income by $16.7 million, or $0.06 per diluted share.
Our operating performance in the second quarter of fiscal 2016 reflected an increase in net sales of 4.5%, primarily due to a $94.0 million contribution from the Stuart Weitzman brand, which was acquired in the fourth quarter of fiscal 2015, and increased revenues from the Coach brand International business, partially offset by a decline in Coach brand's North America business. Excluding the effects of foreign currency, net sales increased 6.8%. Our gross profit increased by 2.3% to $859.1 million during the second quarter of fiscal 2016. Excluding the impact of our Transformation Plan and acquisition charges in the second quarter of fiscal 2016 and fiscal 2015, gross profit increased by 2.2%, to $859.1 million. SG&A expenses increased by 5.9% to $598.1 million in the second quarter of fiscal 2016. Excluding charges under our Transformation Plan and acquisition charges in the second quarter of fiscal 2016 and fiscal 2015, SG&A expenses increased by 5.9% to $574.1 million.
Net income decreased in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015, primarily due to a decrease in operating income of $14.4 million and the impact of increased interest expense attributable to our debt, partially offset by a $7.7 million decrease in our provision for income taxes. Net income per diluted share decreased primarily due to lower net income, as well as the impact of higher weighted-average diluted shares. Excluding charges under our Transformation Plan and acquisition charges in the second quarter of fiscal 2016 and fiscal 2015, net income and net income per diluted share decreased 5.9% and 6.5%, respectively.
SECOND QUARTER FISCAL 2016 COMPARED TO SECOND QUARTER FISCAL 2015
The following table summarizes results of operations for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 26, 2015		December 27, 2014		Variance
	(dollars in millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,273.8	100.0%	$1,219.4	100.0%	$54.4	4.5%
Gross profit	859.1	67.4	840.0	68.9	19.1	2.3
SG&A expenses	598.1	47.0	564.6	46.3	33.5	5.9
Operating income	261.0	20.5	275.4	22.6	(14.4)	(5.2)
Interest (expense) income, net	(6.3)	0.5	0.4	—	(6.7)	NM
Provision for income taxes	84.6	6.6	92.3	7.6	(7.7)	(8.4)
Net income	170.1	13.4	183.5	15.0	(13.4)	(7.3)
Net income per share:
Basic	$0.61		$0.67		$(0.06)	(7.9)%
Diluted	$0.61		$0.66		$(0.05)	(7.9)%

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the second quarter of fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan and acquisition charges, as noted in the following table. Refer to page 37 for further discussion on the Non-GAAP Measures.

	December 26, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$859.1	$—	$—	$—	$859.1
SG&A expenses	598.1	13.9	8.5	1.6	574.1
Operating income	261.0	(13.9)	(8.5)	(1.6)	285.0
Income before provision for income taxes	254.7	(13.9)	(8.5)	(1.6)	278.7
Provision for income taxes	84.6	(1.9)	(2.6)	(1.2)	90.3
Net income	170.1	(12.0)	(5.9)	(0.4)	188.4
Diluted net income per share	0.61	(0.04)	(0.02)	(0.01)	0.68

	December 27, 2014
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$840.0	$(1.0)	$—	$—	$841.0
SG&A expenses	564.6	19.1	3.5	—	542.0
Operating income	275.4	(20.1)	(3.5)	—	299.0
Income before provision for income taxes	275.8	(20.1)	(3.5)	—	299.4
Provision for income taxes	92.3	(5.7)	(1.2)	—	99.2
Net income	183.5	(14.4)	(2.3)	—	200.2
Diluted net income per share	0.66	(0.05)	(0.01)	—	0.72
Second Quarter Fiscal 2016 Items
In the second quarter of fiscal 2016, the Company incurred charges, impacting operating income, as follows:

•
Transformation and Other Actions - $13.9 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;

•
Acquisition-Related Costs - $8.5 million primarily related to charges attributable to integration-related activities, contingent earn out payments and other consulting and legal costs (of which $6.2 million is recorded within unallocated corporate expenses within the Coach brand, and $2.3 million is recorded within the Stuart Weitzman segment); and

•
Acquisition-Related Purchase Accounting - $1.6 million related to the short-term impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset, all recorded within the Stuart Weitzman segment.

These actions taken together increased the Company's SG&A expenses by $24 million, negatively impacting net income by $18.3 million, or $0.07 per diluted share. Refer to the "Executive Overview" herein and Note 4, "Transformation and Other Actions," for further information regarding the Transformation Plan.
Additional actions under our Transformation Plan will continue into fiscal 2016, with expected incremental charges in the range of $20 million for the remainder of fiscal 2016. Furthermore, the Company expects to incur aggregate pre-tax acquisition charges of around $30 million (which primarily includes the impact of contingent payments, integration-related activities and limited life purchase accounting) in fiscal 2016 associated with Stuart Weitzman.
Second Quarter Fiscal 2015 Items
In the second quarter of fiscal 2015, the Company incurred charges under our Transformation Plan of $20.1 million and acquisition-related costs of $3.5 million. The charges recorded in cost of sales and SG&A expenses were $1.0 million and $22.6 million, respectively. The transformation charges, which were primarily associated with our North America business, related to accelerated depreciation and lease termination charges as a result of store updates and closures, corporate restructuring and related costs and charges related to the destruction of inventory.
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2016 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales increased 4.5% or $54.4 million to $1.27 billion in the second quarter of fiscal 2016. Excluding the effects of foreign currency, net sales increased 6.8% or $82.7 million. This $82.7 million increase was primarily driven by the contribution of Stuart Weitzman and higher sales in the International business, partially offset by lower net sales in North America. The following table presents net sales by reportable segment for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	December 26, 2015	December 27, 2014		December 26, 2015	December 27, 2014
	(dollars in millions)

North America	$731.0	$784.6	(6.8)%	57.4%	64.3%
International	437.3	420.5	4.0	34.3	34.5
Other(1)	11.5	14.3	(19.6)	0.9	1.2
Coach brand	$1,179.8	$1,219.4	(3.3)	92.6%	100.0%
Stuart Weitzman	94.0	—	NM	7.4	—
Total net sales	$1,273.8	$1,219.4	4.5	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Net sales for the Coach brand, which includes the North America and International segments, as well as sales in the Other category, decreased 3.3% or $39.6 million to $1.18 billion, as described below. Excluding the unfavorable impact of foreign currency, net sales decreased 0.9%.
North America Net Sales decreased 6.8% or $53.6 million to $731.0 million in the second quarter of fiscal 2016. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $46.3 million or 5.9%. This decrease was primarily driven by lower comparable store sales of $19.9 million or 4.2%, due to lower traffic partially offset by higher transaction size. The Internet business had a negative impact, of approximately 0.9%, on comparable store sales which is attributable to the impact of reduced outlet Internet events. Furthermore, net sales declined by $16.6 million due to the net impact of store closures and openings. Since the end of the second quarter of fiscal 2015, Coach closed a net nine outlet stores, including the closure of 12 Men’s outlet stores, and closed a net 63 retail stores. North America sales were also negatively impacted by lower wholesale sales of approximately $4.5 million due to lower volume of shipments.
International Net Sales increased 4.0% or $16.8 million to $437.3 million in the second quarter of fiscal 2016. Excluding the unfavorable impact of foreign currency, net sales increased $37.8 million or 9.0%. This is primarily due to an increase in net sales in Europe of $14.6 million due to higher comparable store sales and expanded distribution, an increase in international wholesale shipments of $8.1 million largely due to timing, and an increase in Greater China of $7.8 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in inbound tourist traffic, as well as an increase in Japan of $3.4 million due to increased levels of customer conversion (particularly in retail stores), higher transaction size and an improvement in traffic due to increased Chinese tourist activity. Since the end of the second quarter of fiscal 2015, we opened 25 net new stores, with 15 net new stores in mainland China, Hong Kong and Macau and Japan, and 10 net new stores in the other regions.
Stuart Weitzman Net Sales totaled $94.0 million during the second quarter of fiscal 2016.
Gross Profit
Gross profit increased 2.3% or $19.1 million to $859.1 million in the second quarter of fiscal 2016 from $840.0 million in the second quarter of fiscal 2015. Gross margin for the second quarter of fiscal 2016 was 67.4% as compared to 68.9% in the second quarter of fiscal 2015. Excluding non-GAAP adjustments of $1.0 million in the second quarter of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 2.2%, or $18.1 million to $859.1 million from $841.0 million in the second quarter of fiscal 2015, and gross margin was 67.4% in the second quarter of fiscal 2016 as compared to 69.0% in the second quarter of fiscal 2015. Excluding non-GAAP adjustments, gross margin decreased 160 basis points, primarily due to the unfavorable effects of foreign currency on the Coach brand, and the inclusion of the Stuart Weitzman business in our fiscal 2016 results (which contains lower gross margins compared to the Coach brand).
Gross profit for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 4.9% or $41.4 million to $798.6 million in the second quarter of fiscal 2016. Furthermore, gross margin for the Coach brand decreased 120 basis points from 68.9% in the second quarter of fiscal 2015 to 67.7% in the second quarter of fiscal 2016, inclusive of an unfavorable 110 basis point foreign currency impact, as described below.
North America Gross Profit decreased 10.9% or $54.8 million to $447.3 million in the second quarter of fiscal 2016. Gross margin decreased 280 basis points from 64.0% in the second quarter of fiscal 2015 to 61.2% in the second quarter of fiscal 2016. The decrease in gross margin is primarily attributable to increased promotional activity, negatively impacting gross margin by 210 basis points, primarily in our outlet and wholesale channels, as well as the negative effects of foreign currency and increased duties, negatively impacting gross margin by 50 basis points. Furthermore, the impact of a higher mix of elevated product sales primarily in our outlet stores, which contained higher average unit costs, negatively impacted gross margin by 20 basis points.
International Gross Profit increased 1.5% or $5.0 million to $327.4 million in the second quarter of fiscal 2016. Gross margin decreased 180 basis points from 76.7% in the second quarter of fiscal 2015 to 74.9% in the second quarter of fiscal 2016. Excluding the impact of foreign currency, International gross margin increased 60 basis points due to the favorable effects of decreased duty costs, positively impacting gross margin by 60 basis points, and a decline in promotional activity, particularly in Japan, positively impacting gross margin by 30 basis points. These increases were partially offset by a less favorable geographic mix of our sales, particularly as a result of the growth of our Europe and international wholesale businesses. Foreign currency negatively impacted gross margin by 240 basis points, primarily due to the Japanese Yen.
Corporate Unallocated Gross Profit increased $8.5 million from $5.8 million in the second quarter of fiscal 2015 to $14.3 million in the second quarter of fiscal 2016, primarily due to the impact of decreased inventory reserves, decreased inventory scrap levels and decreased transformation-related charges.
Stuart Weitzman Gross Profit totaled $60.5 million during the second quarter of fiscal 2016, resulting in a gross margin of 64.3%.
Selling, General and Administrative Expenses
SG&A expenses are comprised of four categories: (i) selling; (ii) advertising, marketing and design; (iii) distribution and customer service; and (iv) administrative. Selling expenses include store employee compensation, occupancy costs, supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. Administrative expenses include compensation costs for "corporate" functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
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
SG&A expenses increased 5.9% or $33.5 million to $598.1 million in the second quarter of fiscal 2016 as compared to $564.6 million in the second quarter of fiscal 2015. As a percentage of net sales, SG&A expenses increased to 47.0% during the second quarter of fiscal 2016 as compared to 46.3% during the second quarter of fiscal 2015. Excluding non-GAAP adjustments, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, of $24.0 million and $22.6 million in the second quarter of fiscal 2016 and fiscal 2015, respectively, SG&A expenses increased $32.1 million from the second quarter of fiscal 2015; and SG&A expenses as a percentage of net sales increased, from 44.4% in the second quarter of fiscal 2015 to 45.1% in the second quarter of fiscal 2016, primarily due to the de-leverage of Coach brand selling expenses as net sales have declined.
Selling expenses were $412.6 million, or 32.4% of net sales, in the second quarter of fiscal 2016 compared to $397.4 million, or 32.5% of net sales, in the second quarter of fiscal 2015. The $15.2 million increase is primarily due to a $19.2 million increase attributable to the Stuart Weitzman segment as well as increases in mainland China and Europe to support growth in the business, partially offset by reduced variable selling costs due to lower net sales, particularly within North America, as well as a favorable impact of the devaluation of the Japanese Yen.
Advertising, marketing, and design costs were $67.8 million, or 5.3% of net sales, in the second quarter of fiscal 2016, compared to $63.6 million, or 5.3% of net sales, during the second quarter of fiscal 2015. The increase was primarily due to an increase of $4.6 million attributable to Stuart Weitzman.
Distribution and customer service expenses of $18.5 million, or 1.5% of net sales, in the second quarter of fiscal 2016, were in-line with the prior year of $18.9 million, or 1.6% of net sales in the second quarter of fiscal 2015.
Administrative expenses were $99.2 million, or 7.8% of net sales, in the second quarter of fiscal 2016 compared to $84.7 million, or 6.9% of net sales, in the second quarter of fiscal 2015. Excluding non-GAAP adjustments of $24.0 million in the second quarter of fiscal 2016 and $22.6 million in the second quarter of fiscal 2015, administrative expenses were $75.2 million and $62.1 million, respectively, or 5.9% and 5.1% of net sales. The increase is primarily due to the impact of Stuart Weitzman, partially offset by lower Coach brand compensation and occupancy costs.
Operating Income
Operating income decreased 5.2% or $14.4 million to $261.0 million in the second quarter of fiscal 2016 as compared to $275.4 million in the second quarter of fiscal 2015. Operating margin was 20.5% in the second quarter of fiscal 2016 as compared to 22.6% in the second quarter of fiscal 2015. Excluding non-GAAP adjustments of $24.0 million in the second quarter of fiscal 2016 and $23.6 million in the second quarter of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income decreased 4.7% or $14.0 million to $285.0 million from $299.0 million in the second quarter of fiscal 2015; and operating margin was 22.4% in the second quarter of fiscal 2016 as compared to 24.5% in the second quarter of fiscal 2015.
The following table presents operating income by reportable segment for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015:

	Three Months Ended
	Operating Income		Variance
	December 26, 2015	December 27, 2014	Amount	%
	(dollars in millions)

North America	$248.2	$296.3	$(48.1)	(16.2)%
International	130.6	128.4	2.2	1.7
Other(1)	6.4	7.0	(0.6)	(8.6)
Corporate unallocated	(142.5)	(156.3)	13.8	8.8
Coach brand	$242.7	$275.4	$(32.7)	(11.9)%
Stuart Weitzman	18.3	—	18.3	NM
Total operating income	$261.0	$275.4	$(14.4)	(5.2)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Operating income for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 11.9% or $32.7 million to $242.7 million in the second quarter of fiscal 2016. Furthermore, operating margin for the Coach brand decreased 200 basis points from 22.6% in the second quarter of fiscal 2015 to 20.6% in the second quarter of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled

$262.8 million in the second quarter of fiscal 2016, resulting in an operating margin of 22.3%. This compared to Coach brand operating income of $299.0 million in the second quarter of fiscal 2015, or an operating margin of 24.5%.
North America Operating Income decreased 16.2% or $48.1 million to $248.2 million in the second quarter of fiscal 2016 reflecting the decrease in gross profit of $54.8 million which was partially offset by lower SG&A expenses of $6.7 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 380 basis points to 34.0% in the second quarter of fiscal 2016 from 37.8% during the same period in the prior year due to lower gross margin of 280 basis points and higher SG&A expense as a percentage of net sales of 100 basis points.
International Operating Income increased 1.7% or $2.2 million to $130.6 million in the second quarter of fiscal 2016 primarily reflecting higher gross profit of $5.0 million, partially offset by higher SG&A expenses of $2.8 million. The increase in SG&A expenses is primarily related to an increase in selling costs in Europe to support the growth of the business as well as higher selling and occupancy costs as a result of net new store openings in Greater China, partially offset by lower expenses in Japan due to the impact of favorable foreign currency effects, lower compensation-related costs and a decrease in occupancy costs. Operating margin decreased 60 basis points to 29.9% in fiscal 2016 from 30.5% during the same period in the prior year primarily due to lower gross margin of 180 basis points partially offset by lower overall SG&A expenses, primarily selling expenses, as a percentage of net sales which decreased by 120 basis points.
Corporate Unallocated Operating Expense decreased $13.8 million to $142.5 million in the second quarter of fiscal 2016, a decrease of 8.8% from $156.3 million in the second quarter of fiscal 2015. Excluding non-GAAP adjustments, unallocated operating expenses decreased by $10.3 million to $122.4 million in the second quarter of fiscal 2016. This decrease is primarily related to decreased inventory reserves, lower compensation and benefit related costs and lower occupancy costs when compared to the same period in the prior year.
Stuart Weitzman Operating Income totaled $18.3 million during the second quarter of fiscal 2016, resulting in an operating margin of 19.4%. Excluding non-GAAP adjustments, including the short-term impact of purchase accounting and other acquisition and integration-related costs, Stuart Weitzman operating income totaled $22.2 million, resulting in an operating margin of 23.6%.
Provision for Income Taxes
The effective tax rate was 33.2% in the second quarter of fiscal 2016, as compared to 33.5% in the second quarter of fiscal 2015. Excluding non-GAAP adjustments, the effective tax rate was 32.4% in the second quarter of 2016, compared to 33.2% in the second quarter of fiscal 2015. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings and the ongoing benefit of available foreign tax credits in second quarter fiscal 2016 as compared to the second quarter fiscal 2015. Excluding non-GAAP adjustments, the fiscal 2016 tax rate is projected to be in the area of 28% due to the expected expiration of statutes in the year, most notably in the third quarter, the anticipated closure of certain audits, the geographic mix of earnings and the ongoing benefit of available foreign tax credits.
Net Income
Net income decreased 7.3% or $13.4 million to $170.1 million in the second quarter of fiscal 2016 as compared to $183.5 million in the second quarter of fiscal 2015. Stuart Weitzman net income totaled $12.5 million during the second quarter of fiscal 2016. Excluding non-GAAP adjustments, net income decreased 5.9% or $11.8 million to $188.4 million in the second quarter of fiscal 2016, with Stuart Weitzman contributing $13.4 million of net income in the second quarter of fiscal 2016. This decrease was primarily due to lower Coach brand operating income and the impact of increased interest expense attributable to our debt, partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 7.9% to $0.61 in the second quarter of fiscal 2016 as compared to $0.66 in the second quarter of fiscal 2015. Excluding non-GAAP adjustments, net income per diluted share decreased 6.5% or $0.04 to $0.68 in the second quarter of fiscal 2016 from $0.72 in the second quarter of fiscal 2015, due to lower net income as well as the impact of higher weighted average diluted shares.

SUMMARY – FIRST SIX MONTHS OF FISCAL 2016
In the first six months of fiscal 2016, we reported net sales of $2.30 billion, net income of $266.5 million and net income per diluted share of $0.96. This compares to net sales of $2.26 billion, net income of $302.6 million, and net income per diluted share of $1.09 in the first six months of fiscal 2015.
In the first six months of fiscal 2016, our operating results were affected by $26.5 million of pretax charges ($20.5 million after tax or $0.07 per diluted share) related to our Transformation Plan and $21.1 million of pretax charges ($14.5 million after tax, or $0.05 per diluted share) related to acquisition charges associated with Stuart Weitzman (which includes acquisition-related costs and acquisition-related purchase accounting), as discussed in the "GAAP to Non-GAAP Reconciliation" herein. These first six months of fiscal 2016 actions taken together increased the Company's selling, general and administrative ("SG&A") expenses by $46.7 million and cost of sales by $0.9 million, negatively impacting net income by $35.0 million, or $0.12 per diluted share.
In the first six months of fiscal 2015, our operating results were affected by $57.2 million of pretax charges ($41.1 million after tax or $0.15 per diluted share) related to our Transformation Plan and $3.5 million of pretax charges ($2.3 million after tax, or $0.01 per diluted share) related to acquisition charges associated with Stuart Weitzman, also discussed in the "GAAP to Non-GAAP Reconciliation" herein. These first six months of fiscal 2015 actions taken together increased the Company's SG&A expenses by $55.7 million and cost of sales by $5.0 million, negatively impacting net income by $43.4 million, or $0.16 per diluted share.
Our operating performance in the first six months of fiscal 2016 reflected an increase in net sales of 2.0%, primarily due to a $181.5 million contribution from the Stuart Weitzman brand, which was acquired in the fourth quarter of fiscal 2015, partially offset by our North America business. Excluding the effects of foreign currency, net sales increased 5.1%. Our gross profit remained flat at $1.56 billion during the first six months of fiscal 2016. Excluding the impact of our Transformation Plan and acquisition charges in the first six months of fiscal 2016 and fiscal 2015, gross profit decreased by 0.2%, to $1.56 billion. SG&A expenses increased by 4.8% to $1.15 billion in the first six months of fiscal 2016. Excluding charges under our Transformation Plan and acquisition charges in the first six months of fiscal 2016 and fiscal 2015, SG&A expenses increased by 5.9% to $1.11 billion.
Net income decreased in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015, primarily due to a decrease in operating income of $52.8 million and the impact of increased interest expense attributable to our debt, partially offset by a $30.8 million decrease in our provision for income taxes. Net income per diluted share decreased primarily due to lower net income as well as the impact of higher weighted-average diluted shares. Excluding charges under our Transformation Plan and acquisition charges in the first six months of fiscal 2016 and fiscal 2015, net income and net income per diluted share decreased 12.8% and 13.4%, respectively.

FIRST SIX MONTHS OF FISCAL 2016 COMPARED TO FIRST SIX MONTHS OF FISCAL 2015
The following table summarizes results of operations for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 26, 2015		December 27, 2014		Variance
	(dollars in millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,304.1	100.0%	$2,258.2	100.0%	$45.9	2.0%
Gross profit	1,555.6	67.5	1,555.4	68.9	0.2	—
SG&A expenses	1,153.2	50.1	1,100.2	48.7	53.0	4.8
Operating income	402.4	17.5	455.2	20.2	(52.8)	(11.6)
Interest (expense) income, net	(13.0)	0.6	1.1	—	(14.1)	NM
Provision for income taxes	122.9	5.3	153.7	6.8	(30.8)	(20.1)
Net income	266.5	11.6	302.6	13.4	(36.1)	(11.9)
Net income per share:
Basic	$0.96		$1.10		$(0.14)	(12.6)%
Diluted	$0.96		$1.09		$(0.13)	(12.5)%

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share during the first six months of fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan and acquisition charges, as noted in the following table. Refer to page 37 for further discussion on the Non-GAAP Measures.

	December 26, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$1,555.6	$—	$—	$(0.9)	$1,556.5
SG&A expenses	1,153.2	26.5	14.4	5.8	1,106.5
Operating income	402.4	(26.5)	(14.4)	(6.7)	450.0
Income before provision for income taxes	389.4	(26.5)	(14.4)	(6.7)	437.0
Provision for income taxes	122.9	(6.0)	(4.5)	(2.1)	135.5
Net income	266.5	(20.5)	(9.9)	(4.6)	301.5
Diluted net income per share	0.96	(0.07)	(0.03)	(0.02)	1.08

	December 27, 2014
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$1,555.4	$(5.0)	$—	$—	$1,560.4
SG&A expenses	1,100.2	52.2	3.5	—	1,044.5
Operating income	455.2	(57.2)	(3.5)	—	515.9
Income before provision for income taxes	456.3	(57.2)	(3.5)	—	517.0
Provision for income taxes	153.7	(16.1)	(1.2)	—	171.0
Net income	302.6	(41.1)	(2.3)	—	346.0
Diluted net income per share	1.09	(0.15)	(0.01)	—	1.25
First Six Months of Fiscal 2016 Items
In the first six months of fiscal 2016, the Company incurred charges, impacting operating income, as follows:

•
Transformation and Other Actions - $26.5 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;

•
Acquisition-Related Costs - $14.4 million primarily related to charges attributable to contingent earn out payments, other integration-related activities and other consulting and legal costs (of which $9.8 million is recorded within unallocated corporate expenses within the Coach brand, and $4.6 million is recorded within the Stuart Weitzman segment); and

•
Acquisition-Related Purchase Accounting - $6.7 million related to the short-term impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset and inventory step-up, all recorded within the Stuart Weitzman segment.

These actions taken together increased the Company's SG&A expenses by $46.7 million and cost of sales by $0.9 million, negatively impacting net income by $35.0 million, or $0.12 per diluted share. Refer to the "Executive Overview" herein and Note 4, "Transformation and Other Actions," for further information regarding the Transformation Plan.
Additional actions under our Transformation Plan will continue into fiscal 2016, with expected incremental charges in the range of $20 million for the remainder of fiscal 2016. Furthermore, the Company expects to incur aggregate pre-tax acquisition charges of around $30 million (which primarily includes the impact of contingent payments, integration-related activities and limited life purchase accounting) in fiscal 2016 associated with Stuart Weitzman.
First Six Months of Fiscal 2015 Items
In the first six months of fiscal 2015, the Company incurred charges under our Transformation Plan of $57.2 million and acquisition-related costs of $3.5 million. The charges recorded in cost of sales and SG&A expenses were $5.0 million and $55.7 million, respectively. These charges, which were primarily associated with our North America business, related to accelerated depreciation and lease termination charges as a result of store updates and closures, corporate restructuring and related costs, and charges related to the destruction of inventory.
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2016 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales increased 2.0% or $45.9 million to $2.30 billion in the first six months of fiscal 2016. Excluding the effects of foreign currency, net sales increased 5.1% or $115.6 million. This $115.6 million increase was primarily driven by the contribution of Stuart Weitzman, partially offset by lower net sales in North America. The following table presents net sales by reportable segment for the first six months of fiscal 2016 compared to the first six months of fiscal 2015:

	Six Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	December 26, 2015	December 27, 2014		December 26, 2015	December 27, 2014
	(dollars in millions)

North America	$1,292.0	$1,418.3	(8.9)%	56.1%	62.8%
International	806.3	801.5	0.6	35.0	35.5
Other(1)	24.3	38.4	(36.7)	1.0	1.7
Coach brand	$2,122.6	$2,258.2	(6.0)	92.1%	100.0%
Stuart Weitzman	181.5	—	NM	7.9	—
Total net sales	$2,304.1	$2,258.2	2.0	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Net sales for the Coach brand, which includes the North America and International segments, as well as sales in the Other category, decreased 6.0% or $135.6 million to $2.12 billion, as described below. Excluding the unfavorable impact of foreign currency, net sales decreased 2.9%.
North America Net Sales decreased 8.9% or $126.3 million to $1.29 billion in the first six months of fiscal 2016. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $111.5 million or 7.9%. This decrease was primarily driven by lower comparable store sales of $69.9 million or 6.5%, due to lower traffic partially offset by higher transaction size. The Internet business had a negative impact, of approximately 1.2%, on comparable store sales which is attributable to the impact of reduced outlet Internet events. North America net sales declined by $18.5 million due to the net impact of store closures and openings. Since the end of the first six months of fiscal 2015, Coach closed a net nine outlet stores, including the closure of 12 Men’s outlet stores, and closed a net 63 retail stores. Furthermore, net sales were also negatively impacted by lower wholesale sales of approximately $7.7 million due to lower volume of shipments.
International Net Sales increased 0.6% or $4.8 million to $806.3 million in the first six months of fiscal 2016. Excluding the unfavorable impact of foreign currency, net sales increased $59.3 million or 7.4%. This is primarily due to an increase in net sales in Europe of $28.9 million due to higher comparable store sales and expanded distribution, an increase in Greater China of $11.4 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in inbound tourist traffic, and an increase in net sales in Japan of $10.9 million primarily due to improved levels of customer conversion (particularly in retail stores), higher transaction size and an improvement in traffic due to increased Chinese tourist activity. Since the end of the first six months of fiscal 2015, we opened 25 net new stores, with 15 net new stores in mainland China, Hong Kong and Macau and Japan, and 10 net new stores in the other regions. Furthermore, net sales were impacted by an increase in international wholesale shipments of $3.2 million largely due to timing.
Stuart Weitzman Net Sales totaled $181.5 million during the first six months of fiscal 2016.
Gross Profit
Gross profit stayed flat at $1.56 billion in the first six months of fiscal 2016 as compared to $1.56 billion in the first six months of fiscal 2015. Gross margin for the first six months of fiscal 2016 was 67.5% as compared to 68.9% in the first six months of fiscal 2015. Excluding non-GAAP adjustments of $0.9 million in the first six months of fiscal 2016 and $5.0 million in the first six months of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit decreased 0.2%, or $3.9 million to $1.56 billion in the first six months of fiscal 2016, and gross margin was 67.6% in the first six months of fiscal 2016 as compared to 69.1% in the first six months of fiscal 2015. Excluding non-GAAP adjustments, gross margin decreased 150 basis points, primarily due to the unfavorable effects of foreign currency on the Coach brand, and the inclusion of the Stuart Weitzman business in our first six months of fiscal 2016 results (which contains lower gross margins compared to the Coach brand).
Gross profit for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 7.1% or $110.0 million to $1.45 billion in the in the first six months of fiscal 2016. Furthermore, gross margin for the Coach brand decreased 80 basis points from 68.9% in the first six months of fiscal 2015 to 68.1% in the first six months of fiscal 2016, inclusive of an unfavorable 90 basis point foreign currency impact, as described below.
North America Gross Profit decreased 12.5% or $113.9 million to $796.2 million in the first six months of fiscal 2016. Gross margin decreased 260 basis points from 64.2% in the first six months of fiscal 2015 to 61.6% in the first six months of fiscal 2016. The decrease in gross margin is primarily attributable to increased promotional activity, negatively impacting gross margin by 130 basis points, primarily in our outlet and wholesale channels. Furthermore, the impact of a higher mix of elevated product sales primarily in our outlet stores, which contained higher average unit costs, negatively impacted gross margin by 80 basis points. Additionally, the negative effects of foreign currency and increased duties, negatively impacted gross margin by 40 basis points.
International Gross Profit decreased 1.3% or $8.2 million to $609.6 million in the first six months of fiscal 2016. Gross margin decreased 150 basis points from 77.1% in the first six months of fiscal 2015 to 75.6% in the first six months of fiscal 2016. Excluding the impact of foreign currency, International gross margin increased 30 basis points due to the favorable effects of decreased duty costs, positively impacting gross margin by 50 basis points. This increase was partially offset by a less favorable geographic mix of our sales, particularly as a result of the growth of our Europe and international wholesale businesses. Foreign currency negatively impacted gross margin by 180 basis points, primarily due to the Japanese Yen.
Corporate Unallocated Gross Profit increased $15.2 million from $6.4 million in the first six months of fiscal 2015 to $21.6 million in the first six months of fiscal 2016, primarily due to the impact of decreased inventory reserves, decreased transformation-related charges and decreased inventory scrap levels.
Stuart Weitzman Gross Profit totaled $110.2 million during the first six months of fiscal 2016, resulting in a gross margin of 60.7%. Excluding the short-term impact of purchase accounting, Stuart Weitzman gross profit totaled $111.1 million, resulting in a gross margin of 61.2%.
Selling, General and Administrative Expenses
SG&A expenses increased 4.8% or $53.0 million to $1.15 billion in the first six months of fiscal 2016 as compared to $1.10 billion in the first six months of fiscal 2015. As a percentage of net sales, SG&A expenses increased to 50.1% during the first six months of fiscal 2016 as compared to 48.7% during the first six months of fiscal 2015, inclusive of a 40 basis point favorable impact attributable to the reversal of prior year accruals, primarily benefiting International SG&A expenses. Excluding non-GAAP adjustments, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, of $46.7 million and $55.7 million in the first six months of fiscal 2016 and fiscal 2015, respectively, SG&A expenses increased 5.9% or $62.0 million from the first six months of fiscal 2015; and SG&A expenses as a percentage of net sales increased, from 46.3% in the first six months of fiscal 2015 to 48.0% in the first six months of fiscal 2016, primarily due to the de-leverage of Coach brand selling expenses as net sales have declined.
Selling expenses were $779.8 million, or 33.8% of net sales, in the first six months of fiscal 2016 compared to $758.6 million, or 33.6% of net sales, in the first six months of fiscal 2015. The $21.2 million increase is primarily due to a $35.6 million increase attributable to the Stuart Weitzman segment as well as increases in mainland China and Europe to support growth in the business, partially offset by reduced variable selling costs due to lower net sales, particularly within North America, as well as a favorable impact of the devaluation of the Japanese Yen.
Advertising, marketing, and design costs were $136.9 million, or 5.9% of net sales, in the first six months of fiscal 2016, compared to $117.5 million, or 5.2% of net sales, during the first six months of fiscal 2015. The increase was primarily due to higher costs for Coach brand marketing and advertising-related events, including our first true New York fashion week show in the first quarter of fiscal 2016, which increased by $12.7 million as compared to the same period in the prior year as well as an increase of $10.6 million attributable to Stuart Weitzman.
Distribution and customer service expenses of $35.0 million, or 1.5% of net sales, in the first six months of fiscal 2016, were in-line with the prior year of $36.6 million, or 1.6% of net sales in the first six months of fiscal 2015.
Administrative expenses were $201.5 million, or 8.7% of net sales, in the first six months of fiscal 2016 compared to $187.5 million, or 8.3% of net sales, in the first six months of fiscal 2015. Excluding non-GAAP adjustments of $46.7 million in the first six months of fiscal 2016 and $55.7 million in the first six months of fiscal 2015, administrative expenses were $154.8 million and $131.8 million, respectively, or 6.7% and 5.8% of net sales. The increase is primarily due to the impact of Stuart Weitzman, partially offset by lower Coach brand compensation and occupancy costs.
Operating Income
Operating income decreased 11.6% or $52.8 million to $402.4 million in the first six months of fiscal 2016 as compared to $455.2 million in the first six months of fiscal 2015. Operating margin was 17.5% in the first six months of fiscal 2016 as compared to 20.2% in the first six months of fiscal 2015. Excluding non-GAAP adjustments of $47.6 million in the first six months of fiscal 2016 and $60.7 million in the first six months of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income decreased 12.8% or $65.9 million to $450.0 million from $515.9 million in the first six months of fiscal 2015; and operating margin was 19.5% in the first six months of fiscal 2016 as compared to 22.8% in the first six months of fiscal 2015.
The following table presents operating income by reportable segment for the first six months of fiscal 2016 compared to the first six months of fiscal 2015:

	Six Months Ended
	Operating Income		Variance
	December 26, 2015	December 27, 2014	Amount	%
	(dollars in millions)

North America	$419.9	$517.8	$(97.9)	(18.9)%
International	237.8	246.4	(8.6)	(3.5)
Other(1)	12.5	16.3	(3.8)	(22.9)
Corporate unallocated	(293.8)	(325.3)	31.5	9.7
Coach brand	$376.4	$455.2	$(78.8)	(17.3)%
Stuart Weitzman	26.0	—		NM
Total operating income	$402.4	$455.2	$(52.8)	(11.6)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Operating income for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 17.3% or $78.8 million to $376.4 million in the first six months of fiscal 2016. Furthermore, operating margin for the Coach brand decreased 250 basis points from 20.2% in the first six months of fiscal 2015 to 17.7% in the first six months of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $412.7 million in the first six months of fiscal 2016, resulting in an operating margin of 19.4%. This compared to Coach brand operating income of $515.9 million in the first six months of fiscal 2015, or an operating margin of 22.8%.
North America Operating Income decreased 18.9% or $97.9 million to $419.9 million in the first six months of fiscal 2016 reflecting the decrease in gross profit of $113.9 million which was partially offset by lower SG&A expenses of $16.0 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our North America stores and Internet business. Operating margin decreased 400 basis points to 32.5% in the first six months of fiscal 2016 from 36.5% during the same period in the prior year due to lower gross margin of 260 basis points and higher SG&A expense as a percentage of net sales of 140 basis points.
International Operating Income decreased 3.5% or $8.6 million to $237.8 million in the first six months of fiscal 2016 primarily reflecting lower gross profit of $8.2 million and higher SG&A expenses of $0.4 million. The increase in SG&A expenses is primarily related to an increase in selling costs in Europe to support the growth of the business as well as higher selling and occupancy costs as a result of net new store openings in Greater China, partially offset by lower expenses in Japan due to the impact of favorable foreign currency effects, lower compensation-related costs and a decrease in occupancy costs. Operating margin decreased 120 basis points to 29.5% in fiscal 2016 from 30.7% during the same period in the prior year primarily due to lower gross margin of 150 basis points partially offset by lower overall SG&A expenses, primarily selling expenses, as a percentage of net sales which decreased by 30 basis points.
Corporate Unallocated Operating Expense decreased $31.5 million to $293.8 million in the first six months of fiscal 2016, a decrease of 9.7% from $325.3 million in the first six months of fiscal 2015. This decrease was primarily attributable to lower charges incurred by the Company in the first six months of fiscal 2016 as part its Transformation Plan. Excluding non-GAAP adjustments, unallocated operating expenses decreased by $7.1 million to $257.5 million in the first six months of fiscal 2016. This decrease is primarily related to decreased inventory reserves, lower compensation and benefit related costs and lower occupancy costs when compared to the same period in the prior year, partially offset by increased marketing expenses.
Stuart Weitzman Operating Income totaled $26.0 million during the six months of fiscal 2016, resulting in an operating margin of 14.3%. Excluding non-GAAP adjustments, including the short-term impact of purchase accounting and other acquisition and integration-related costs, Stuart Weitzman operating income totaled $37.3 million, resulting in an operating margin of 20.5%.
Provision for Income Taxes
The effective tax rate was 31.6% in the first six months of fiscal 2016, as compared to 33.7% in the first six months of fiscal 2015. Excluding non-GAAP adjustments, the effective tax rate was 31.0% in the first six months of 2016, compared to 33.1% in the first six months of fiscal 2015. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings, the expiration of certain statutes and the ongoing benefit of available foreign tax credits in first six months fiscal 2016 as compared to the first six months fiscal 2015. Excluding non-GAAP adjustments, the fiscal 2016 tax rate is projected to be in the area of 28% due to the expected expiration of statutes in the year, most notably in the third quarter, the anticipated closure of certain audits, the geographic mix of earnings and the ongoing benefit of available foreign tax credits.
Net Income
Net income decreased 11.9% or $36.1 million to $266.5 million in the first six months of fiscal 2016 as compared to $302.6 million in the first six months of fiscal 2015. Stuart Weitzman net income totaled $17.3 million during the first six months of fiscal 2016. Excluding non-GAAP adjustments, net income decreased 12.8% or $44.5 million to $301.5 million in the first six months of fiscal 2016, with Stuart Weitzman contributing $24.1 million of net income in the first six months of fiscal 2016. This decrease was primarily due to lower operating income and the impact of increased interest expense attributable to our debt, partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 12.5% to $0.96 in the first six months of fiscal 2016 as compared to $1.09 in the first six months of fiscal 2015. Excluding non-GAAP adjustments, net income per diluted share decreased 13.4% or $0.17 to $1.08 in the first six months of fiscal 2016 from $1.25 in the first six months of fiscal 2015, due to lower net income as well as the impact of higher weighted average diluted shares.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter and first six months of fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan and acquisition charges. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.
These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the period affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s primary internal financial reporting excluded these items. In addition, the compensation committee of the Company’s Board will use these non-GAAP measures when setting and assessing achievement of incentive compensation goals.
Additionally, certain increases and decreases in operating results for the Company, Coach brand and the Company's North America and International segment have been presented both including and excluding currency fluctuation effects from translating foreign-denominated amounts into U.S. dollars and compared to the same period in the prior fiscal year.
We believe these non-GAAP measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. Additionally, we believe presenting certain increases and decreases that include and exclude the effect of foreign currency fluctuations helps investors and analysts understand the effect of significant year-over-year currency fluctuations. We believe excluding these items assists investors in developing expectations of future performance. By providing the non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.
For a detailed discussion on these non-GAAP measures, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 26, 2015	December 27, 2014	Change
	(dollars in millions)

Net cash provided by operating activities	$310.0	$583.6	$(273.6)
Net cash used in provided by investing activities	(545.7)	(13.1)	(532.6)
Net cash used in financing activities	(208.9)	(314.7)	105.8
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(11.4)	8.0
Net (decrease) increase in cash and cash equivalents	$(448.0)	$244.4	$(692.4)
The Company’s cash and cash equivalents decreased by $448.0 million in the first six months of fiscal 2016 as compared to an increase of $244.4 million in the first six months of fiscal 2015, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities decreased $273.6 million primarily due to changes in operating assets and liabilities of $237 million and lower net income of $36.1 million.
Changes in our operating asset and liability balances were primarily driven by changes in accounts payable, accrued liabilities, accounts receivable, and other assets. Accounts payable were a use of cash in the first six months of fiscal 2016 of $75.6 million as compared to a source of cash in the first six months of fiscal 2015 of $10.7 million, driven by an overall decrease in inventory purchases (as well as the timing of inventory payments), the timing of transformation-related payments and a decrease in store-related payables (primarily in North America) due to timing of payments. Accrued liabilities was a use of cash of $49.4 million in the first six months of fiscal 2016 as compared to a source of cash of $28.8 million in the first six months of fiscal 2015, driven by higher bonus payments in the first quarter of fiscal 2016 compared to fiscal 2015 and an increase in transformation-related accruals in the prior year compared to a decrease in the current year. Accounts receivable were a use of cash of $87.9 million in the first six months of fiscal 2016 as compared to a use of cash of $42.1 million in the first six months of fiscal 2015, primarily driven by the timing of seasonal international wholesale shipments as well as increased department store sales in December (particularly in Asia) for Coach brand and increased credit card receivables due to increased transaction volume in the last fiscal week of December. Other balance sheet changes, net were a source of cash of $52.1 million in the first six months of fiscal 2016 compared to a source of cash of $70.6 million in the first six months of fiscal 2015. This decrease is primarily related to changes in deferred taxes and tax receivables as well as increased prepayments for capital expenditures, partially offset by less favorable derivative positions and the impact of the Stuart Weitzman brand on our consolidated results.
Net cash used in investing activities
Net cash used in investing activities was $545.7 million in the first six months of fiscal 2016 and a use of cash during the first six months of fiscal 2015 of $13.1 million. This $532.6 million increase in net cash used in investing activities is primarily due to the impact of net purchases of investments of $283.6 million in the first six months of fiscal 2016, compared to net proceeds from investments of $131.3 million in the first six months of fiscal 2015, as well as increased capital expenditures in the first six months of fiscal 2016.
Net cash used in financing activities
Net cash used in financing activities was $208.9 million in the first six months of fiscal 2016 as compared to a use of cash of $314.7 million during the first six months of fiscal 2015. This decrease of cash used was primarily due to the absence of debt borrowings during the first six months of fiscal 2016. The Company had net borrowings of $120 million under the Company's Amended and Restated Credit Agreement during the first six months of fiscal 2015.

Working Capital and Capital Expenditures
As of December 26, 2015, in addition to our cash flows generated from our operations, our sources of liquidity and capital resources were comprised of the following (in millions):

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents(1)	$843.8	$—	$843.8
Short-term investments(1)	493.3	—	493.3
Non-current investments(2)	108.3	—	108.3
Amended and Restated Credit Agreement(3)	1,000.0	296.2	703.8
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	44.0	—	44.0
Total	$3,089.4	$896.2	$2,193.2

(1)
As of December 26, 2015, approximately 63% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

(2)	Excludes $406.8 million of our non-current investment related to the Hudson Yards joint venture. Refer to Note 12, "Investments," for further information.

(3)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of December 26, 2015, no known events of default have occurred. Furthermore, in March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Our average borrowings outstanding under our Revolving Facility for the first six months of fiscal 2015 were $209.5 million. There were no debt borrowings under the Revolving Facility for the first six months of fiscal 2016. Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 26, 2015, no known events of default have occurred. Refer to Note 10, "Debt," for further information on our existing debt instruments.

We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of December 26, 2015, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Hudson Yards Joint Venture
In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. Upon expected completion of the office tower in fiscal 2016, in the absence of an executed sale-leaseback arrangement, the Company will retain its ownership interest in the joint venture. During the six months ended December 26, 2015, the Company invested $86.6 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $406.8 million in the joint venture. The Company expects to further invest approximately $123 million, the significant majority of which will be by the end of fiscal 2016, depending on construction progress. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and has incurred $101.4 million of capital expenditures to date, including $67.4 million in fiscal 2016, and expects to incur approximately $120 million over the remaining period of construction.
Stuart Weitzman Acquisition
On January 5, 2015, the Company entered into a purchase agreement with Stuart Weitzman Topco LLC and Stuart Weitzman Intermediate LLC, a wholly owned subsidiary of Topco. On May 4, 2015, the acquisition was consummated. Under the terms of the Stuart Weitzman purchase agreement, Coach purchased all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets. The total amount payable under the earnout will not exceed $44.0 million. On May 4, 2015, the Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 10, "Debt." Refer to Note 5, "Acquisitions," for further discussion on the Stuart Weitzman acquisition.
Seasonality
Because Coach products are frequently given as gifts, Coach experiences seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, Coach builds inventory for the holiday selling season.  In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 26, 2015 are not necessarily indicative of that expected for the full fiscal 2016.  However, fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2015 10-K. As of December 26, 2015, there have been no material changes to any of the critical accounting policies contained therein.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into foreign currency derivative contracts, primarily zero-cost collar options and forward foreign currency contracts. As of December 26, 2015 and June 27, 2015, zero-cost collar options and forward foreign currency exchange contracts designated as cash flow hedges with a notional amount of $127.8 million and $126.7 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 26, 2015.
The Company is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the New Taiwan Dollar and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company primarily enters into forward exchange contracts. As of December 26, 2015 and June 27, 2015 the total notional values of outstanding forward foreign currency exchange and cross-currency swap contracts related to these loans were $31.5 million and $25.8 million, respectively.
The fair value of outstanding foreign currency derivatives included in Other current assets at December 26, 2015 and June 27, 2015 was $1.3 million and $3.4 million, respectively. The fair value of outstanding foreign currency derivatives included in current liabilities at December 26, 2015 and June 27, 2015 was $1.0 million and $0.2 million, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Amended and Restated Credit Agreement, including the Term Loan, the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Amended and Restated Credit Agreement, including the Term Loan. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At December 26, 2015 and June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $573 million and $579 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 26, 2015.
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
The Company did not repurchase any shares during the second quarter of fiscal 2016. As of December 26, 2015, the Company had zero availability remaining in the stock repurchase program.

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

Dated: February 3, 2016