Form 10-Q
period 2016-03-26
COACH INC
filed 2016-05-04
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 22, 2016 the Registrant had 278,029,674 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Coach" and the “Company” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including but not limited to: (i) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global lifestyle brand; (ii) our ability to successfully execute and achieve efficiencies and other benefits related to our multi-year transformation plan and operational efficiency initiatives; (iii) the effect of existing and new competition in the market; (iv) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell and source our product; (v) our ability to retain the value of the Coach brand and the Stuart Weitzman brand and to respond to changing fashion trends in a timely manner; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales or operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 26, 2016	June 27, 2015
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$821.6	$1,291.8
Short-term investments	460.8	234.0
Trade accounts receivable, less allowances of $2.6 and $3.1, respectively	263.2	219.5
Inventories	464.1	485.1
Deferred income taxes	92.7	98.4
Prepaid expenses	76.8	73.1
Other current assets	85.9	104.6
Total current assets	2,265.1	2,506.5
Property and equipment, net	823.2	732.6
Long-term investments	567.9	406.0
Goodwill	453.4	434.2
Intangible assets	349.8	359.9
Other assets	217.1	227.7
Total assets	$4,676.5	$4,666.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$174.6	$222.8
Accrued liabilities	541.9	600.6
Current debt	15.0	11.3
Total current liabilities	731.5	834.7
Long-term debt	868.5	879.1
Other liabilities	451.1	463.2
Total liabilities	2,051.1	2,177.0

See Note 13 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 277.9 million and 276.6 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,806.4	2,754.4
Accumulated deficit	(91.7)	(189.6)
Accumulated other comprehensive loss	(92.1)	(77.7)
Total stockholders' equity	2,625.4	2,489.9
Total liabilities and stockholders' equity	$4,676.5	$4,666.9

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(millions, except per share data)
	(unaudited)
Net sales	$1,033.1	$929.3	$3,337.2	$3,187.5
Cost of sales	320.1	263.8	1,068.6	966.6
Gross profit	713.0	665.5	2,268.6	2,220.9
Selling, general and administrative expenses	578.7	541.5	1,731.9	1,641.7
Operating income	134.3	124.0	536.7	579.2
Interest (expense) income, net	(6.5)	(1.2)	(19.5)	(0.1)
Income before provision for income taxes	127.8	122.8	517.2	579.1
Provision for income taxes	15.3	34.7	138.2	188.4
Net income	$112.5	$88.1	$379.0	$390.7
Net income per share:
Basic	$0.40	$0.32	$1.37	$1.42
Diluted	$0.40	$0.32	$1.36	$1.41
Shares used in computing net income per share:
Basic	277.8	275.9	277.4	275.5
Diluted	279.5	277.4	278.7	276.8
Cash dividends declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(millions)
	(unaudited)
Net income	$112.5	$88.1	$379.0	$390.7
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(4.5)	(2.4)	(8.2)	5.2
Unrealized gains (losses) on available-for-sale investments, net	0.4	0.5	(1.5)	(1.1)
Foreign currency translation adjustments	20.3	(2.1)	(4.7)	(69.7)
Other comprehensive income (loss), net of tax	16.2	(4.0)	(14.4)	(65.6)
Comprehensive income	$128.7	$84.1	$364.6	$325.1

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 26, 2016	March 28, 2015
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$379.0	$390.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.6	137.2
Provision for bad debt	2.2	1.5
Share-based compensation	65.7	67.0
Excess tax shortfall from share-based compensation	10.3	4.7
Transformation and other actions	9.5	38.9
Deferred income taxes	17.4	16.7
Other non-cash charges, net	(5.9)	(6.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(47.2)	(10.0)
Inventories	21.1	31.4
Accounts payable	(49.0)	14.9
Accrued liabilities	(38.3)	22.4
Other liabilities	(24.6)	(7.6)
Other balance sheet changes, net	12.4	49.4
Net cash provided by operating activities	509.2	750.8
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(118.1)	(97.4)
Purchases of property and equipment	(276.4)	(124.5)
Purchases of investments	(545.0)	(50.5)
Proceeds from maturities and sales of investments	272.9	265.8
Acquisition of lease rights	(8.3)	(11.6)
Net cash used in investing activities	(674.9)	(18.2)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	(280.7)	(278.6)
Proceeds from issuance of long-term debt, net of discount	—	896.7
Debt Issuance costs	—	(6.6)
Repayment of debt	(7.5)	(0.5)
Proceeds from share-based awards	8.8	21.7
Borrowings under revolving credit facility	—	340.0
Repayment of revolving credit facility	—	(480.0)
Taxes paid to net settle share-based awards	(14.9)	(14.9)
Excess tax shortfall from share-based compensation	(10.3)	(4.7)
Acquisition-related payment of contingent consideration	—	(3.8)
Net cash (used in) provided by financing activities	(304.6)	469.3
Effect of exchange rate changes on cash and cash equivalents	0.1	(11.8)
(Decrease) increase in cash and cash equivalents	(470.2)	1,190.1
Cash and cash equivalents at beginning of period	1,291.8	591.9
Cash and cash equivalents at end of period	$821.6	$1,782.0
Supplemental information:
Cash paid for income taxes, net	$124.7	$133.3
Cash paid for interest	$19.5	$1.4
Noncash investing activity - property and equipment obligations	$32.2	$31.7

See accompanying Notes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(In millions, except per share data)
(Unaudited)

1. Nature of Operations
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, business cases, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach branded products are primarily sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 50 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America, international distributors and within Stuart Weitzman operated stores (including the Internet) in the United States and Europe. The Company also records sales of Coach brand products generated in other ancillary channels, including licensing and disposition.
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
The results of operations, cash flows and comprehensive income for the three and nine months ended March 26, 2016 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2016 ("fiscal 2016").
Basis of Consolidation
These unaudited interim condensed consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company, including all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2016 will be a 53-week period. Fiscal 2015 ended on June 27, 2015 and was a 52-week period ("fiscal 2015"). The third quarter of fiscal 2016 ended on March 26, 2016 and was a 13-week period. The third quarter of fiscal 2015 ended on March 28, 2015 and was also a 13-week period.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," ("ASU No. 2015-16") which pertains to the accounting for business combinations. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The requirements of the new standard are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this guidance during the third quarter of fiscal 2016, with no material effect on the Company's consolidated financial statements or notes thereto. Refer to Note 5, "Acquisitions," for further discussion.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Most notably, the Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, which for the Company is the first quarter of fiscal 2018. Early adoption is permitted. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for nearly all leases (other than short-term leases), as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period with various optional practical expedients. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, however it does anticipate that the new guidance will have a significant impact on its consolidated financial statements given its portfolio of lease arrangements. This guidance is not expected, however, to have a material impact on the Company's liquidity.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Under the ASU, equity investments not accounted for under the equity method of accounting or consolidation accounting must be measured at fair value with changes in fair value recognized in net income. The ASU also requires public entities to use the exit price notion when measuring fair value for disclosure. Financial assets and liabilities must be presented separately by measurement category and form on the balance sheet or within the notes to the financial statements. Additionally, public entities no longer have to disclose the methods and assumptions used to estimate fair value for assets measured at amortized cost. The requirements of the new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for the Company is the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

4. Restructuring Activities
Transformation Plan
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
As of March 26, 2016, the Company expects to incur aggregate pre-tax charges of about $325 million, in total, under the Transformation Plan. Total life-to-date charges incurred under the Transformation Plan through March 26, 2016 were $313.3 million.
During the three and nine months ended March 26, 2016, the Company incurred transformation-related charges of $9.4 million ($6.4 million after-tax, or $0.02 per diluted share) and $35.9 million ($26.9 million after-tax, or $0.10 per diluted share), respectively, primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores. For the three and nine months ended March 26, 2016, the charges recorded in selling, general and administrative ("SG&A") expenses were $9.4 million and $35.9 million, respectively and no charges were recorded in cost of sales.
During the three and nine months ended March 28, 2015, the Company incurred transformation-related charges of $22.5 million, ($12.1 million after-tax, or $0.04 per diluted share) and $79.7 million ($53.2 million after-tax, or $0.19 per diluted share), respectively, primarily associated with the Company's North America business, related to accelerated depreciation and lease termination charges as a result of store updates and closures, organizational efficiency charges and charges related to the destruction of inventory. For the three and nine months ended March 28, 2015, the charges recorded in SG&A expenses were $22.5 million and $74.7 million, respectively, and the charges recorded in cost of sales were $0.0 million and $5.0 million, respectively.
A summary of charges and related liabilities under the Company's Transformation Plan are as follows (in millions):

	Inventory-Related Charges(1)	Store-Related Costs(2)	Organizational Efficiency Costs(3)	Other(4)	Total
Balance at June 28, 2014	$15.4	$5.5	$1.0	$0.6	$22.5
Fiscal 2015 charges	3.0	80.4	47.3	15.2	145.9
Cash payments	(15.4)	(34.6)	(30.8)	(10.1)	(90.9)
Non-cash adjustments	(3.0)	(48.8)	(5.5)	(2.4)	(59.7)
Balance at June 27, 2015	$—	$2.5	$12.0	$3.3	$17.8
Fiscal 2016 charges	—	11.1	22.4	2.4	35.9
Cash payments	—	(4.6)	(28.4)	(5.1)	(38.1)
Non-cash adjustments	—	(8.9)	—	(0.6)	(9.5)
Balance at March 26, 2016	$—	$0.1	$6.0	$—	$6.1

(1)
Inventory-related charges, recorded within cost of sales, primarily relate to reserves for the donation and destruction of certain on-hand inventory and future non-cancelable inventory purchase commitments. As of March 26, 2016 and June 27, 2015, a reserve of $10.6 million and $11.1 million is included within Inventories on the Company's Condensed Consolidated Balance Sheets, respectively.

(2)
Store-related costs, recorded within SG&A expenses, relate to store closure costs which include accelerated depreciation charges associated with store assets that the Company will no longer benefit from as a result of the Transformation Plan, as well as lease termination and store employee severance costs.

(3)	Organizational efficiency charges, recorded within SG&A expenses, primarily relate to the severance and related costs of employees.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(4)
Other charges primarily comprise of consulting costs and the write-down of certain assets that will not be placed into service by the Company, which are recorded within SG&A expenses, and certain freight and handling costs incurred related to the destruction of inventory which are recorded within cost of sales.

The remaining balance as of March 26, 2016 and June 27, 2015 is included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Condensed Consolidated Statements of Income. See Note 14, "Segment Information," for further information.
The Company expects to incur additional pre-tax charges in the range of $15 million during the fourth quarter of fiscal 2016 in connection with the Transformation Plan. These costs will primarily consist of organizational efficiency charges and global store-related costs, including the impact of accelerated depreciation associated with store renovations and closures in North America and select International stores.
Operational Efficiency Plan
On April 26, 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms, and streamline its supply chain network. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model. As a result of this Operational Efficiency Plan, the Company expects to incur pre-tax charges of approximately $65-80 million (primarily within corporate unallocated SG&A expenses), which will be reflected beginning in its fiscal 2016 fourth quarter results, and will be substantially complete by the end of fiscal year 2017. Approximately $55-65 million of these charges will be cash.
The Company has determined that approximately $45-55 million of these charges will be related to organizational efficiencies, which will consist primarily of corporate employee severance and related costs, as well as consulting fees related to process and organizational optimization and accelerated depreciation associated with the retirement of information technology systems. Approximately $15 million of these charges will be related to the initial costs of replacing and updating the Company’s core technology platforms, allowing the Company to support a scalable business model. The remaining $5-10 million of these charges will be related to network optimization, consisting of office location and supply chain consolidations.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The purchase price allocations for these assets and liabilities are substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets Acquired and Liabilities Assumed	Fair Value	Measurement Period Adjustments(6)	Adjusted Fair Value
Cash and cash equivalents	$11.5	$—	$11.5
Trade accounts receivable	34.0	—	34.0
Inventories(1)	32.9	—	32.9
Prepaid expenses and other current assets	5.2	(2.1)	3.1
Property and equipment, net	28.3	(2.0)	26.3
Goodwill(2)	125.8	3.6	129.4
Trademarks and trade names(3)	267.0	—	267.0
Other intangible assets(4)	87.0	1.1	88.1
Deferred income taxes	7.1	(0.1)	7.0
Other assets	2.3		2.3
Total assets acquired	601.1	0.5	601.6
Accounts Payable and accrued liabilities	15.7	0.5	16.2
Other liabilities(5)	54.3	—	54.3
Total liabilities assumed	70.0	0.5	70.5
Total purchase price	531.1	—	531.1

Less: Cash acquired	(11.5)	—	(11.5)

Total purchase price, net of cash acquired	$519.6	$—	$519.6

(1) Included a step-up adjustment of approximately $5.6 million, which was amortized over 4 months.
(2) Approximately $42 million of the goodwill balance is tax deductible.
(3) The trademarks and trade names intangible asset was valued based on the relief from royalty approach.
(4) The components of Other intangible assets included customer relationships of approximately $54.7 million (amortized over 15 years), order backlog of approximately $7.7 million (amortized over 6 months) and favorable lease rights, net of approximately $25.7 million (amortized over the remainder of the underlying lease terms). The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date. Favorable lease rights, net were valued based on a comparison of market participant information and Company-specific lease terms.
(5) Included within Other liabilities was the fair value measurement of the contingent earnout payment of $17.8 million. This was valued primarily utilizing Level 3 inputs as defined by the fair value hierarchy, and was based on a weighted average expected achievement probability and discount rate over the expected measurement period. See Note 11, "Fair Value Measurements," for a reconciliation of the contingent earnout liability as of March 26, 2016.

(6)
During the nine months ended March 26, 2016, and in accordance with the early adoption of ASU No. 2015-16, the Company made certain measurement period adjustments to provisional amounts primarily related to the fair value of acquired property and equipment, deferred income taxes, favorable lease rights, as well as certain working capital accounts. These adjustments were the result of new information obtained about facts and circumstances that existed as of the date of acquisition. The $3.6 million net impact of these adjustments on the Condensed Consolidated Balance Sheets has been adjusted through goodwill, as noted above. Furthermore, the net impact on current earnings was less than $0.1 million and recorded within Selling, general and administrative expenses within the Condensed Consolidated Statements of Income.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended March 26, 2016 and March 28, 2015, the Company incurred pre-tax costs directly associated with the acquisition of $0.0 million and $3.5 million, respectively, recorded within SG&A expenses.
6. Goodwill and Other Intangible Assets
The change in the carrying amount of the Company’s goodwill is as follows (in millions):

	International	Stuart Weitzman	Total
Balance at June 27, 2015	$308.4	$125.8	$434.2
Foreign exchange impact	15.8	(0.2)	15.6
Purchase accounting adjustment	$—	$3.6	$3.6
Balance at March 26, 2016	$324.2	$129.2	$453.4

Other Intangible Assets
Other intangible assets consist of the following (in millions):

	March 26, 2016			June 27, 2015
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Intangible assets subject to amortization:
Customer relationships	$54.7	$(4.5)	$50.2	$54.7	$(0.8)	$53.9
Order backlog	7.7	(7.7)	—	7.7	(2.6)	5.1
Favorable lease rights, net(1)	25.7	(2.9)	22.8	24.6	(0.5)	24.1
Total intangible assets subject to amortization	88.1	(15.1)	73.0	87.0	(3.9)	83.1
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$364.9	$(15.1)	$349.8	$363.8	$(3.9)	$359.9
(1) See Note 5, "Acquisitions" for information regarding the increase to favorable lease rights, net.
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of March 26, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Amortization Expense
Remainder of Fiscal 2016	$2.1
Fiscal 2017	7.2
Fiscal 2018	6.7
Fiscal 2019	6.7
Fiscal 2020	6.4
Fiscal 2021	6.1
Fiscal 2022 and thereafter	37.8
Total	$73.0
The expected future amortization expense above reflects remaining useful lives of 14.1 years for customer relationships and the remaining lease terms ranging from approximately 1 to 10 years for favorable lease rights, net.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below (in millions, except per share data):

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 28, 2014	274.4	$2.7	$2,646.1	$(219.5)	$(8.7)	$2,420.6
Net income	—	—	—	390.7	—	390.7
Other comprehensive loss	—	—	—	—	(65.6)	(65.6)
Shares issued for stock options and employee benefit plans	1.7	0.1	6.8	—	—	6.9
Share-based compensation	—	—	71.5	—	—	71.5
Excess tax shortfall from share-based compensation	—	—	(4.7)	—	—	(4.7)
Dividends declared ($1.0125 per share)	—	—	—	(279.1)	—	(279.1)
Balance at March 28, 2015	276.1	$2.8	$2,719.7	$(107.9)	$(74.3)	$2,540.3

Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9
Net income	—	—	—	379.0	—	379.0
Other comprehensive loss	—	—	—	—	(14.4)	(14.4)
Shares issued for stock options and employee benefit plans	1.3	—	(3.4)	—	—	(3.4)
Share-based compensation	—	—	65.7	—	—	65.7
Excess tax shortfall from share-based compensation	—	—	(10.3)	—	—	(10.3)
Dividends declared ($1.0125 per share)	—	—	—	(281.1)	—	(281.1)
Balance at March 26, 2016	277.9	$2.8	$2,806.4	$(91.7)	$(92.1)	$2,625.4

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows (in millions):

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Losses on Available- for-Sale Securities	Cumulative Translation Adjustment	Other(2)	Total
Balances at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	9.6	(1.1)	(69.7)	—	(61.2)
Less: gains reclassified from accumulated other comprehensive income to earnings	4.4	—	—	—	4.4
Net current-period other comprehensive income (loss)	5.2	(1.1)	(69.7)	—	(65.6)
Balances at March 28, 2015	$5.8	$0.7	$(78.9)	$(1.9)	$(74.3)

Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive loss before reclassifications	(4.4)	(1.5)	(4.7)	—	(10.6)
Less: gains reclassified from accumulated other comprehensive income to earnings	3.8	—	—	—	3.8
Net current-period other comprehensive loss	(8.2)	(1.5)	(4.7)	—	(14.4)
Balances at March 26, 2016	$(3.8)	$(1.0)	$(86.4)	$(0.9)	$(92.1)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $1.6 million and ($3.2) million as of March 26, 2016 and March 28, 2015, respectively. The amounts reclassified from AOCI are net of tax of ($1.9) million and ($2.3) million as of March 26, 2016 and March 28, 2015, respectively.

(2)
As of March 26, 2016 and March 28, 2015, Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at March 26, 2016 and March 28, 2015 are net of tax of $0.5 million and $1.5 million, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(millions, except per share data)
Net income	$112.5	$88.1	$379.0	$390.7

Total weighted-average basic shares outstanding	277.8	275.9	277.4	275.5
Dilutive securities:
Effect of dilutive securities	1.7	1.5	1.3	1.3
Total weighted-average diluted shares	279.5	277.4	278.7	276.8

Net income per share:
Basic	$0.40	$0.32	$1.37	$1.42
Diluted	$0.40	$0.32	$1.36	$1.41

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 26, 2016 and March 28, 2015, there were approximately 11.0 million and 6.9 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
9. Share-based Compensation
The following table shows the total compensation cost charged against income for share based compensation plans and the related tax benefits recognized in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015(1)	March 26, 2016	March 28, 2015(1)
	(millions)
Share-based compensation expense	$21.2	$24.4	$65.7	$71.5
Income tax benefit related to share-based compensation expense	5.6	7.4	19.8	21.7

(1)
During the three and nine months ended March 28, 2015, the Company incurred approximately $1.7 million and $4.5 million of share-based compensation expense, respectively, related to organizational efficiency costs under the Company's Transformation Plan as a result of the accelerated vesting of certain awards. See Note 4, "Restructuring Activities," for more information. Approximately $0.6 million and $1.7 million of income tax benefit is associated with the share-based compensation expense for the three and nine months ended March 28, 2015, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the nine months ended March 26, 2016 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at June 27, 2015	13.5	$42.81
Granted	4.4	31.53
Exercised	(0.2)	35.25
Forfeited or expired	(1.7)	39.40
Outstanding at March 26, 2016	16.0	40.16
Vested and expected to vest at March 26, 2016	15.4	41.62
Exercisable at March 26, 2016	8.8	44.49
At March 26, 2016, $28.3 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of options granted during the nine months ended March 26, 2016 and March 28, 2015 was $5.64 and $6.41, respectively. The total intrinsic value of options exercised during the nine months ended March 26, 2016 and March 28, 2015 was $0.9 million and $9.4 million, respectively. The total cash received from option exercises was $7.5 million for the nine months ended March 26, 2016 and $19.9 million for the nine months ended March 28, 2015, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $0.3 million and $3.6 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 26, 2016 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 27, 2015	3.3	$52.39
Granted	2.2	31.49
Vested	(1.4)	32.36
Forfeited	(0.3)	38.51
Non-vested at March 26, 2016	3.8	48.59
At March 26, 2016, $73.7 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 years.
The weighted-average grant-date fair value of share awards granted during the nine months ended March 26, 2016 and March 28, 2015 was $31.49 and $36.26, respectively. The total fair value of shares vested during the nine months ended March 26, 2016 and March 28, 2015 was $44.1 million and $45.5 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 26, 2016 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 27, 2015	1.1	$41.76
Granted	0.4	31.36
Change due to performance condition achievement(1)	—	55.07
Vested(1)	—	30.93
Forfeited(1)	—	45.46
Non-vested at March 26, 2016	1.5	39.03

(1)
During the first nine months ended March 26, 2016, there were less than 0.1 million shares of PRSU activity due to changes in performance conditions, shares vested, or shares forfeited, individually and in the aggregate.

At March 26, 2016, $16.9 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.1 years.
Included in the non-vested amount at March 26, 2016 are approximately 0.7 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the nine months ended March 26, 2016 with this performance criteria. The remaining 0.8 million PRSU awards included in the non-vested amount are based on certain Company-specific productivity, strategic and sales metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 26, 2016 and March 28, 2015 was $31.36 and $36.28, respectively. The total fair value of awards that vested during the nine months ended March 26, 2016 and March 28, 2015 was $1.4 million and $0.7 million, respectively.
In the nine months ended March 26, 2016 and March 28, 2015, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $13.8 million and $19.9 million, respectively.
10. Debt
The following table summarizes the components of the Company’s outstanding debt:

	March 26, 2016	June 27, 2015
	(millions)
Current Debt:
Term Loan	$15.0	$11.3
Total Current Debt	$15.0	$11.3

Long-Term Debt:
Term Loan	$277.5	$288.7
4.250% Senior Notes	600.0	600.0
Total Long-Term Debt	877.5	888.7
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(9.0)	(9.6)
Total Long-Term Debt, net	$868.5	$879.1
During the three and nine months ended March 26, 2016, the Company recognized interest expense related to its outstanding debt of $8.3 million and $24.4 million, respectively. During the three and nine months ended March 28, 2015, the Company recognized interest expense related to its outstanding debt of $2.6 million and $4.0 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of March 26, 2016, there were no borrowings under the Revolving Facility.
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
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At March 26, 2016, the interest rate on these borrowings was 1.860% and the commitment fee was 0.150%.
The fair value of the outstanding balance of the Term Loan as of March 26, 2016 and June 27, 2015 approximated carrying value, and was based on available external pricing data and current market rates for similar debt instruments, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
At March 26, 2016 and June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $598 million and $579 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
Debt Maturities
As of March 26, 2016, the Company's aggregate maturities of total debt are as follows (in millions):

Fiscal Year	Amount
Remainder of Fiscal 2016	$7.5
2017	15.0
2018	15.0
2019	22.5
2020	232.5
Subsequent to 2020	600.0
Total future debt repayments	$892.5

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Other
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $47 million, as of March 26, 2016. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points.
During the three and nine months ended March 26, 2016 and March 28, 2015, there were no borrowings under this facility. The Coach Japan credit facility can be terminated at any time by the financial institution, and there is no guarantee that it will be available to the Company in future periods.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 26, 2016 and June 27, 2015 (in millions):

	Level 1		Level 2		Level 3
	March 26, 2016	June 27, 2015	March 26, 2016	June 27, 2015	March 26, 2016	June 27, 2015
Assets:
Cash equivalents(1)	$103.7	$485.0	$0.4	$14.7	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	—	—	—
Commercial paper(2)	—	—	47.6	—	—	—
Government securities - U.S.(2)	147.6	42.8	19.4	—	—	—
Corporate debt securities - U.S.(2)	—	—	128.2	110.0	—	—
Corporate debt securities - non U.S.(2)	—	—	117.4	74.6	—	—
Long-term investments:
Government securities - U.S.(3)	—	9.3	—	—	—	—
Corporate debt securities - U.S.(3)	—	—	85.4	42.6	—	—
Corporate debt securities - non U.S.(3)	—	—	44.2	33.9	—	—
Derivative Assets:
Inventory-related instruments(4)	—	—	0.3	3.3	—	—
Intercompany loan hedges(4)	—	—	0.3	0.1	—	—
Liabilities:
Contingent earnout obligation(5)	$—	$—	$—	$—	$26.2	$19.4
Derivative liabilities:
Inventory-related instruments(4)	—	—	5.5	0.2	—	—
Intercompany loan hedges(4)	—	—	—	—	—	—

(1)
Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

(2)
Short-term available-for-sale investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets. Short-term held to maturity investments as of June 27, 2015 were recorded at amortized cost, which approximated fair value.

(3)	Fair value is primarily determined using vendor or broker priced securities in active markets. These securities have maturity dates in calendar years 2017 and 2018.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 26, 2016 and June 27, 2015. Level 3 liabilities consisted of the contingent earnout obligation related to the Stuart Weitzman acquisition.

	March 26, 2016	June 27, 2015
	(millions)
Balance, beginning of period	$19.4	$—
Contingent earnout obligation recorded in purchase accounting	—	17.8
Increase to contingent earnout obligation	6.8	1.6
Balance, end of period	$26.2	$19.4
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
12. Investments
The following table summarizes the Company’s investments, all of which are denominated in U.S. dollars, recorded within the condensed consolidated balance sheets as of March 26, 2016 and June 27, 2015:

	March 26, 2016			June 27, 2015
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$47.6	$—	$47.6	$—	$—	$—
Government securities - U.S.(2)	167.0	—	167.0	42.8	9.3	52.1
Corporate debt securities - U.S.(2)	128.2	85.4	213.6	110.0	42.6	152.6
Corporate debt securities - non-U.S.(2)	117.4	44.2	161.6	74.6	33.9	108.5
Available-for-sale investments, total	$460.2	$129.6	$589.8	$227.4	$85.8	$313.2
Held to maturity:
Corporate debt securities - U.S.(3)	$—	$—	$—	$6.6	$—	$6.6
Other:
Time deposits(1)	0.6	—	0.6	—	—	—
Other(4)	—	438.3	438.3	—	320.2	320.2
Total Investments	$460.8	$567.9	$1,028.7	$234.0	$406.0	$640.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities have maturity dates between calendar years 2016 and 2018 and are recorded at fair value.

(3)	These securities were recorded at amortized cost which approximated fair value utilizing Level 2 information.

(4)
Relates to the equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture. Refer to Note 13, "Commitments and Contingencies," for further information.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended March 26, 2016 and June 27, 2015.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. Commitments and Contingencies
As of March 26, 2016, the Company's equity method investment related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan, the Hudson Yards joint venture, with the Company owning less than 43% of the joint venture. This investment is included in the Company’s long-term investments.
The formation of the Hudson Yards joint venture serves as a financing vehicle for the project. Construction of the new building, which will serve as the Company's new corporate headquarters, has commenced. Upon expected completion of the office tower in fiscal 2016, in the absence of an executed sale-leaseback arrangement, the Company will retain its ownership interest in the joint venture. During the three and nine months ended March 26, 2016, the Company invested $31.5 million and $118.1 million in the joint venture, respectively. Since the formation of the Hudson Yards joint venture, the Company has invested $438.3 million. The Company expects to further invest approximately $93 million, primarily through the remainder of fiscal 2016, depending on construction progress. Outside of the joint venture, the Company is directly investing in a portion of the design and build-out of the new corporate headquarters. During the three and nine months ended March 26, 2016, $35.7 million and $103.1 million was included in capital expenditures, respectively, and the Company expects approximately another $85 million over the remaining period of construction.
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
The Company had standby letters of credit totaling $6.8 million outstanding at both March 26, 2016 and June 27, 2015. The letters of credit, which expire at various dates through 2017, primarily collateralize the Company's obligation to third parties for insurance claims, leases and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
Lease Obligations
During the third quarter of fiscal 2016, the Company entered into a 10-year lease for a space that will contain both a Coach brand and Stuart Weitzman brand store on Fifth Avenue in New York City. The total commitment related to this lease is $215.0 million, with minimum lease payments of $10.0 million due in fiscal 2017, $20.0 million due each year from fiscal 2018 through 2021, and aggregate minimum lease payments of $125.0 million for fiscal 2022 through fiscal 2027. The Company expects to take possession of this property in the fourth quarter of fiscal 2016.
During the third quarter of fiscal 2016, the Company entered into a 15-year lease for a space that contains a Coach brand and Stuart Weitzman brand store on Regent Street in London. The total commitment related to this lease is approximately $68 million, with minimum lease payments of $1.2 million due in fiscal 2016, $4.5 million due each year from fiscal 2017 through fiscal 2030, and $3.4 million due in fiscal 2031. The Company took possession of this property in the third quarter of fiscal 2016.
14. Segment Information
In fiscal 2016, the Company has three reportable segments based on its business activities and organization:

•	North America, which includes sales to North American consumers through Coach-branded stores, including the Internet, and sales to wholesale customers.

•
International, which includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 50 countries.

•
Stuart Weitzman, which includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America, international distributors, and within Stuart Weitzman operated stores (including the Internet) in the United States and Europe.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three and nine months ended March 26, 2016 and March 28, 2015 (in millions):

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
Three Months Ended March 26, 2016

Net sales	$498.9	$448.2	$6.8	$—	$79.2	$1,033.1
Gross profit	309.1	338.0	5.8	14.0	46.1	713.0
Operating income (loss)	135.5	151.7	4.0	(161.6)	4.7	134.3
Income (loss) before provision for income taxes	135.5	151.7	4.0	(168.1)	4.7	127.8
Depreciation and amortization expense(3)	14.5	16.7	—	17.1	3.1	51.4
Additions to long-lived assets	26.9	25.7	—	44.6	3.7	100.9

Three Months Ended March 28, 2015

Net sales	$493.2	$428.1	$8.0	$—	$—	$929.3
Gross profit	313.9	328.4	7.3	15.9	—	665.5
Operating income (loss)	134.3	140.1	4.3	(154.7)	—	124.0
Income (loss) before provision for income taxes	134.3	140.1	4.3	(155.9)	—	122.8
Depreciation and amortization expense(3)	16.6	16.2	—	23.8	—	56.6
Additions to long-lived assets	20.3	19.1	—	5.5	—	44.9

Nine Months Ended March 26, 2016
Net sales	$1,790.9	$1,254.5	$31.1	$—	$260.7	$3,337.2
Gross profit	1,105.3	947.6	23.8	35.6	156.3	2,268.6
Operating income (loss)	555.4	389.5	16.5	(455.4)	30.7	536.7
Income (loss) before provision for income taxes	555.4	389.5	16.5	(474.9)	30.7	517.2
Depreciation and amortization expense(3)	46.6	50.4	—	51.9	15.9	164.8
Additions to long-lived assets	63.6	79.3	—	126.2	7.3	276.4

Nine Months Ended March 28, 2015
Net sales	$1,911.5	$1,229.6	$46.4	$—	$—	$3,187.5
Gross profit	1,224.0	946.2	28.4	22.3	—	2,220.9
Operating income (loss)	652.1	386.5	20.6	(480.0)	—	579.2
Income (loss) before provision for income taxes	652.1	386.5	20.6	(480.1)	—	579.1
Depreciation and amortization expense(3)	46.1	47.9	—	74.5	—	168.5
Additions to long-lived assets	59.2	46.0	—	19.3	—	124.5

(1)	Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition.

(2)
Corporate unallocated expenses include Coach brand inventory-related costs (such as production variances), advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Furthermore, transformation-related charges incurred by the Company as described in Note 4, "Restructuring Activities" and to a lesser extent, charges associated with contingent earn out payments of the Stuart Weitzman acquisition (as described in Note 5, "Acquisitions") and other integration-related activities, are also included as unallocated corporate expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)
Depreciation and amortization expense includes $1.9 million and $8.2 million of transformation-related charges for the three and nine months ended March 26, 2016, respectively, and $9.5 million and $31.3 million of transformation-related charges for the three and nine months ended March 28, 2015, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(millions)
Inventory-related costs(1)	$14.0	$15.9	$35.7	$22.3
Advertising, marketing and design(2)	(63.7)	(62.2)	(190.0)	(179.6)
Administration and information systems(2)(3)	(97.2)	(92.9)	(254.4)	(272.2)
Distribution and customer service(2)	(14.7)	(15.5)	(46.7)	(50.5)
Total corporate unallocated costs	$(161.6)	$(154.7)	$(455.4)	$(480.0)

(1)
Inventory-related costs consist primarily of production variances, and are recorded within cost of sales. There were no inventory-related transformation costs during the three and nine months ended March 26, 2016. During the three and nine months ended March 28, 2015, inventory-related transformation costs were $0.0 million and ($5.0) million, respectively.

(2)	Costs recorded within SG&A expenses.

(3)
During the three and nine months ended March 26, 2016, transformation-related costs recorded within SG&A expenses were ($9.4) million and ($35.9) million, respectively. Furthermore, during the three and nine months ended March 26, 2016, ($5.4) million and $(15.2) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within corporate unallocated costs, respectively. During the three and nine months ended March 28, 2015, transformation-related costs recorded within SG&A expenses were ($22.5) million and ($74.7) million, respectively. The Company also recorded approximately ($3.5) million in acquisition-related expenses for the nine months ended March 28, 2015.

15. Income Taxes
Our effective tax rate from continuing operations was 12.0% and 26.7% for the three and nine months ended March 26, 2016, respectively, as compared to 28.3% and 32.5% for the three and nine months ended March 28, 2015, respectively. The decrease in our effective tax rates was primarily attributable to the expiration of certain statutes, the closure of certain audits, the ongoing benefit of available foreign tax credits and the geographic mix of earnings.
16. Subsequent Events
Refer to Note 4, "Restructuring Activities," for discussion on the Company's Operational Efficiency Plan announced in the fourth quarter of fiscal 2016.
During the third quarter of fiscal 2016, Franco Niro Holdings Inc/Les Placements Franco Niro Inc., the Stuart Weitzman Canadian retail distributor ("Stuart Weitzman Canada"), exercised a put option contained within a preexisting agreement, resulting in the acquisition of the distributor by Stuart Weitzman on May 1, 2016. The operating results of Stuart Weitzman Canada will be consolidated in Stuart Weitzman's operating results upon the acquisition date. The Company is in the process of assessing the fair values of the assets and the liabilities assumed. The final purchase price is expected to be approximately $25 million to $30 million, subject to a 10% hold-back amount to be paid 18 months following the closing date if all conditions are satisfied. The Company does not anticipate the impact of this acquisition to be material to our results of operations or financial condition. Given the timing of the acquisition, the initial purchase accounting for the business combination is not complete at this time.

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
EXECUTIVE OVERVIEW
Coach, Inc. is a leading New York design house of modern luxury accessories and lifestyle brands. The Coach brand was established in New York City in 1941, and has a rich heritage of pairing exceptional leathers and materials with innovative design. Coach, Inc. acquired Stuart Weitzman, a global leader in designer footwear, during the fourth quarter of fiscal 2015.
Coach, Inc. operates in three segments: North America (Coach brand), International (Coach brand), and Stuart Weitzman. The North America segment includes sales of Coach brand products to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales of Coach brand products to customers through Coach-operated stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 50 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America, international distributors, and within Stuart Weitzman operated stores (including the Internet) in the United States and Europe. Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in other ancillary channels, including licensing and disposition. As the Company's business model is based on multi-channel and brand global distribution, our success does not depend solely on the performance of a single channel or geographic area.
In order to drive growth within our Coach branded global business, we are focused on four key initiatives, which directly align with the Coach brand multi-faceted, multi-year transformation plan (the "Transformation Plan"), described below:

•	Grow our business in North America and worldwide, by transforming from a leading international accessories Company into a global lifestyle brand, anchored in luxury accessories.

•	Leverage the global opportunity for Coach by raising brand awareness and building market share in markets where the Coach brand is under-penetrated, most notably in Asia and Europe.

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
Transformation Plan
During the fourth quarter of fiscal 2014, Coach, Inc. announced a multi-year strategic plan with the objective of transforming the Coach brand and reinvigorating growth, which we believe will enable the Company to return to ‘best-in-class’ profitability. This Transformation Plan builds on the core brand equities of quality and craftsmanship with the aim of evolving our competitive value proposition. We believe our strategy offers significant growth opportunities in handbags and accessories, as well as in the broader set of lifestyle categories that we have operated in for some time but have historically been less developed, including footwear and ready-to-wear. This strategy has required an integrated holistic approach, across product, stores and marketing and promotional activities, and entails the roll-out of carefully crafted aspirational marketing campaigns to define the Coach brand and to deliver a fuller and more consistent brand expression.
Key operational and cost measures of the Transformation Plan include: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of our Coach brand, drive sales growth and promote our new strategy, which started in fiscal 2015; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site, which began in fiscal 2014. The Company's execution of these key operational and cost measures are on plan through the third quarter of fiscal 2016, and we believe that long-term growth can be realized through these transformational efforts over time. For further discussion of charges incurred in connection with the Transformation Plan, see "GAAP to Non-GAAP Reconciliation," herein.
Operational Efficiency Plan
On April 26, 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). In aggregate, the Company expects to incur pre-tax charges associated with these actions of approximately $65-$80 million, which will be reflected beginning in the fourth quarter of fiscal 2016, and will be substantially complete by the end of fiscal 2017. The significant majority of these charges will be recorded within SG&A expenses. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. Refer to Note 4, "Restructuring Activities," for further information.
Current Trends and Outlook
In addition to the risks surrounding the successful execution of our transformation and operational efficiency initiatives, our outlook reflects uncertainty surrounding the global economy.
Global consumer retail traffic remains relatively weak and inconsistent, which has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. While certain developed geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained due to the economic uncertainty. Additional macroeconomic events including foreign exchange rate volatility in various parts of the world, recent and evolving impacts of economic and geopolitical events in Hong Kong, Macau and mainland China ("Greater China"), the impact of terrorist acts (particularly in Europe), disease epidemics and a slowdown in emerging market growth (particularly in Asia) have contributed to this uncertainty. Certain limited and recent factors within the U.S., including an improvement in the labor and housing markets and modest growth in overall consumer spending, suggest a potential moderate strengthening in the U.S. economic outlook. It is still, however, too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our outlook. As a result of these factors, several organizations that monitor the world’s economy, including the International Monetary Fund, have modestly decreased overall global growth forecasts for calendar 2016 and 2017.
We will continue to monitor these trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

THIRD QUARTER FISCAL 2016 COMPARED TO THIRD QUARTER FISCAL 2015
The following table summarizes results of operations for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 26, 2016		March 28, 2015		Variance
	(dollars in millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,033.1	100.0%	$929.3	100.0%	$103.8	11.2%
Gross profit	713.0	69.0	665.5	71.6	47.5	7.1
Selling, general and administrative ("SG&A") expenses	578.7	56.0	541.5	58.3	37.2	(6.9)
Operating income	134.3	13.0	124.0	13.3	10.3	8.3
Interest (expense) income, net	(6.5)	(0.6)	(1.2)	(0.1)	(5.3)	NM
Provision for income taxes	15.3	1.5	34.7	3.7	(19.4)	(55.7)
Net income	112.5	10.9	88.1	9.5	24.4	27.6
Net income per share:
Basic	$0.40		$0.32		$0.08	26.7%
Diluted	$0.40		$0.32		$0.08	26.7%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan and acquisition charges, as noted in the following table. Refer to page 37 for further discussion on the Non-GAAP Measures.

	Three Months Ended March 26, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$713.0	$—	$—	$—	$713.0
SG&A expenses	578.7	9.4	7.8	0.3	561.2
Operating income	134.3	(9.4)	(7.8)	(0.3)	151.8
Income before provision for income taxes	127.8	(9.4)	(7.8)	(0.3)	145.3
Provision for income taxes	15.3	(3.0)	(2.7)	(0.2)	21.2
Net income	112.5	(6.4)	(5.1)	(0.1)	124.1
Diluted net income per share	0.40	(0.02)	(0.02)	—	0.44

	Three Months Ended March 28, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$665.5	$—	$—	$—	$665.5
SG&A expenses	541.5	22.5	—	—	519.0
Operating income	124.0	(22.5)	—	—	146.5
Income before provision for income taxes	122.8	(22.5)	—	—	145.3
Provision for income taxes	34.7	(10.4)	—	—	45.1
Net income	88.1	(12.1)	—	—	100.2
Diluted net income per share	0.32	(0.04)	—	—	0.36
Third Quarter Fiscal 2016 Items
In the third quarter of fiscal 2016, the Company incurred pre-tax charges, as follows:

•
Transformation and Other Actions - $9.4 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;

•
Acquisition-Related Costs - $7.8 million primarily related to charges attributable to integration-related activities and contingent payments (of which $5.4 million is recorded within unallocated corporate expenses within the Coach brand, and $2.4 million is recorded within the Stuart Weitzman segment); and

•	Acquisition-Related Purchase Accounting - $0.3 million related to the limited life impact of purchase accounting, recorded within the Stuart Weitzman segment.
Total Stuart Weitzman acquisition charges (which include acquisition-related costs and acquisition-related purchase accounting) totaled $8.1 million ($5.2 million after tax, or $0.02 per diluted share).
Total Transformation Plan and acquisition charges taken together increased the Company's SG&A expenses by $17.5 million, negatively impacting net income by $11.6 million, or $0.04 per diluted share. Refer to the "Executive Overview" herein and Note 4, "Restructuring Activities," for further information regarding the Transformation Plan.
Additional charges in the range of $15 million will be incurred in the fourth quarter of fiscal 2016 under our Transformation Plan. Furthermore, the Company expects to incur aggregate pre-tax acquisition charges of around $50 million associated with Stuart Weitzman, of which approximately $30 million will be incurred in fiscal 2016 (which primarily includes the impact of contingent payments, integration-related activities and limited life purchase accounting) and approximately $20 million will be incurred in fiscal 2017 (which primarily includes the impact of contingent payments, and to a lesser extent, office lease termination charges).
Third Quarter Fiscal 2015 Items
In the third quarter of fiscal 2015, the Company incurred pretax charges under our Transformation Plan of $22.5 million, ($12.1 million after tax or $0.04 per diluted share), within SG&A expenses. The charges, which were primarily associated with our North America business, related to accelerated depreciation and lease termination charges as a result of store updates and closures, as well as organizational efficiency charges.
Summary – Third Quarter of Fiscal 2016
Net sales in the third quarter of fiscal 2016 increased 11.2%, primarily due to a $79.2 million contribution from the Stuart Weitzman brand, which was acquired in the fourth quarter of fiscal 2015, and increased revenues from the Coach brand International business. Excluding the effects of foreign currency, net sales increased 12.6%. Our gross profit increased by 7.1% to $713.0 million during the third quarter of fiscal 2016. SG&A expenses increased by 6.9% to $578.7 million in the third quarter of fiscal 2016. Excluding charges under our Transformation Plan and acquisition charges, SG&A expenses increased by 8.1% to $561.2 million.
Net income increased 27.6% in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, primarily due to a decrease of $19.4 million in our provision for income taxes, as well as an increase in operating income of $10.3 million, partially offset by the impact of increased interest expense attributable to our debt. Net income per diluted share increased 26.7%

primarily due to higher net income. Excluding charges under our Transformation Plan and acquisition charges, net income and net income per diluted share increased 23.8% and 22.8%, respectively.
Currency Fluctuation Effects
The change in net sales for the third quarter of fiscal 2016 compared to fiscal 2015 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales increased 11.2% or $103.8 million to $1.03 billion in the third quarter of fiscal 2016. Excluding the effects of foreign currency, net sales increased 12.6% or $117.4 million. The $117.4 million increase was primarily driven by the contribution of Stuart Weitzman and higher net sales in the International business.
The following table presents net sales by reportable segment for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	March 26, 2016	March 28, 2015		March 26, 2016	March 28, 2015
	(dollars in millions)

North America	$498.9	$493.2	1.2%	48.3%	53.1%
International	448.2	428.1	4.7	43.4	46.1
Other(1)	6.8	8.0	(15.0)	0.6	0.8
Coach brand	$953.9	$929.3	2.7	92.3%	100.0%
Stuart Weitzman	79.2	—	NM	7.7	—
Total net sales	$1,033.1	$929.3	11.2	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Net sales for the Coach brand, which includes the North America and International segments, as well as sales in the Other category, increased 2.7% or $24.6 million to $953.9 million, as described below. Excluding the unfavorable impact of foreign currency, net sales increased 4.1%.
North America Net Sales increased 1.2% or $5.7 million to $498.9 million in the third quarter of fiscal 2016. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales increased $8.9 million or 1.8%. This increase was primarily driven by the favorable impact of a $5.8 million reduction in store return reserves compared to the prior year comparable period, and approximately $3 million increase due to the net impact of store openings and closures. Since the end of the third quarter of fiscal 2015, Coach opened a net three outlet stores and closed a net 35 retail stores. North America sales were also positively impacted by higher sales to wholesale customers of $0.9 million. These increases were partially offset by lower comparable store sales of $0.8 million or 0.2%, due to lower traffic partially offset by higher transaction size. Excluding the positive impact of the Internet business on comparable store sales, primarily due to improved conversion, comparable stores sales decreased 0.9%.
International Net Sales increased 4.7% or $20.1 million to $448.2 million in the third quarter of fiscal 2016. Excluding the unfavorable impact of foreign currency, net sales increased $30.2 million or 7.1%. This is primarily due to an increase in net sales in Europe of $10.4 million due to an expanded wholesale and store distribution network and higher comparable store sales, an increase in Japan of $8.8 million due to overall higher transaction size and improved levels of customer conversion (particularly in retail) contributing to higher comparable store sales, an increase in Asia (excluding Greater China and Japan) of $5.1 million due to the impact of net new store openings and improved customer conversion, as well as an increase in Greater China of $3.3 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in inbound tourist traffic. Since the end of the third quarter of fiscal 2015, we opened 24 net new stores, with 14 net new stores in mainland China, Hong Kong and Macau and Japan, and 10 net new stores in the other regions.

Stuart Weitzman Net Sales totaled $79.2 million during the third quarter of fiscal 2016.
Gross Profit
Gross profit increased 7.1% or $47.5 million to $713.0 million in the third quarter of fiscal 2016 from $665.5 million in the third quarter of fiscal 2015. Gross margin for the third quarter of fiscal 2016 was 69.0% as compared to 71.6% in the third quarter of fiscal 2015. This gross margin decrease of 260 basis points is primarily due to the unfavorable effects of foreign currency on the Coach brand, and the inclusion of the Stuart Weitzman business in our fiscal 2016 results (which contains lower gross margins compared to the Coach brand).
Gross profit for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, increased 0.2% or $1.4 million to $666.9 million in the third quarter of fiscal 2016. Furthermore, gross margin for the Coach brand decreased 170 basis points from 71.6% in the third quarter of fiscal 2015 to 69.9% in the third quarter of fiscal 2016, inclusive of an unfavorable 110 basis point foreign currency impact, as described below.
North America Gross Profit decreased 1.5% or $4.8 million to $309.1 million in the third quarter of fiscal 2016. Gross margin decreased 160 basis points from 63.6% in the third quarter of fiscal 2015 to 62.0% in the third quarter of fiscal 2016. The decrease in gross margin is attributable to increased promotional activity, primarily in our outlet channel, as well as the impact of increased duties, negatively impacting gross margin by 270 basis points and 50 basis points, respectively. These decreases were partially offset by the impact of an improved mix of elevated product sales and higher initial mark-ups, primarily in our outlet stores, favorably impacting gross margin by 160 basis points.
International Gross Profit increased 3.0% or $9.6 million to $338.0 million in the third quarter of fiscal 2016. Gross margin decreased 130 basis points from 76.7% in the third quarter of fiscal 2015 to 75.4% in the third quarter of fiscal 2016. Excluding the impact of foreign currency, International gross margin increased 100 basis points primarily due to an 80 basis point favorable impact of decreased inventory reserves, and the favorable impact of an improved mix of elevated product sales, particularly in China and Japan, positively impacting gross margin by 80 basis points. These increases were partially offset by a less favorable geographic mix of our sales, particularly as a result of the growth of our Europe and international wholesale businesses, negatively impacting gross margin by 60 basis points. Foreign currency negatively impacted gross margin by 230 basis points, primarily due to the Japanese Yen.
Corporate Unallocated Gross Profit decreased $1.9 million from $15.9 million in the third quarter of fiscal 2015 to $14.0 million in the third quarter of fiscal 2016, primarily due to the impact of increased inventory reserves.
Stuart Weitzman Gross Profit totaled $46.1 million during the third quarter of fiscal 2016, resulting in a gross margin of 58.2%.
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
SG&A expenses increased 6.9% or $37.2 million to $578.7 million in the third quarter of fiscal 2016 as compared to $541.5 million in the third quarter of fiscal 2015. As a percentage of net sales, SG&A expenses decreased to 56.0% during the third quarter of fiscal 2016 as compared to 58.3% during the third quarter of fiscal 2015. Excluding non-GAAP adjustments of $17.5 million and $22.5 million in the third quarter of fiscal 2016 and fiscal 2015, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased $42.2 million from the third quarter of fiscal 2015; and SG&A expenses as a percentage of net sales decreased, from 55.8% in the third quarter of fiscal 2015 to 54.3% in the third quarter of fiscal 2016, primarily due to the leverage of Coach brand selling expenses.
Selling expenses were $375.1 million, or 36.3% of net sales, in the third quarter of fiscal 2016 compared to $365.1 million, or 39.3% of net sales, in the third quarter of fiscal 2015. The $10.0 million increase is primarily due to a $17.7 million increase attributable to the Stuart Weitzman segment as well as increases in Europe and mainland China to support growth in the business, partially offset by lower store-related costs, (including depreciation expense, decreased rent and employee compensation), particularly within North America and Asia (excluding Greater China), largely driven by net store closures.
Advertising, marketing, and design costs were $70.5 million, or 6.8% of net sales, in the third quarter of fiscal 2016, compared to $62.1 million, or 6.7% of net sales, during the third quarter of fiscal 2015. The increase was primarily due to an increase of $6.8 million attributable to Stuart Weitzman.
Distribution and customer service expenses of $15.9 million, or 1.5% of net sales, in the third quarter of fiscal 2016, were in-line with the prior year of $16.4 million, or 1.8% of net sales in the third quarter of fiscal 2015.
Administrative expenses were $117.2 million, or 11.3% of net sales, in the third quarter of fiscal 2016 compared to $97.9 million, or 10.5% of net sales, in the third quarter of fiscal 2015. Excluding non-GAAP adjustments of $17.5 million in the third quarter of fiscal 2016 and $22.5 million in the third quarter of fiscal 2015, administrative expenses were $99.7 million and $75.4 million, respectively, or 9.7% and 8.1% of net sales. The increase is primarily due to the impact of Stuart Weitzman, contributing to $13.6 million of this increase, as well as increased Coach brand technology costs and litigation reserves, partially offset by lower Coach brand occupancy costs.
Operating Income
Operating income increased 8.3% or $10.3 million to $134.3 million in the third quarter of fiscal 2016 as compared to $124.0 million in the third quarter of fiscal 2015. Operating margin was 13.0% in the third quarter of fiscal 2016 as compared to 13.3% in the third quarter of fiscal 2015. Excluding non-GAAP adjustments of $17.5 million in the third quarter of fiscal 2016 and $22.5 million in the third quarter of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 3.6% or $5.3 million to $151.8 million from $146.5 million in the third quarter of fiscal 2015; and operating margin was 14.7% in the third quarter of fiscal 2016 as compared to 15.8% in the third quarter of fiscal 2015.
The following table presents operating income by reportable segment for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015:

	Three Months Ended
	Operating Income		Variance
	March 26, 2016	March 28, 2015	Amount	%
	(dollars in millions)

North America	$135.5	$134.3	$1.2	0.9%
International	151.7	140.1	11.6	8.3
Other(1)	4.0	4.3	(0.3)	(7.0)
Corporate unallocated	(161.6)	(154.7)	(6.9)	(4.4)
Coach brand	$129.6	$124.0	$5.6	4.6%
Stuart Weitzman	4.7	—	4.7	NM
Total operating income	$134.3	$124.0	$10.3	8.3%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Operating income for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, increased 4.6% or $5.6 million to $129.6 million in the third quarter of fiscal 2016. Furthermore, operating margin for the Coach brand increased 30 basis points from 13.3% in the third quarter of fiscal 2015 to 13.6% in the third quarter of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $144.4 million in the third quarter of fiscal 2016, resulting in an operating margin of 15.1%. This compared to Coach brand operating income of $146.5 million in the third quarter of fiscal 2015, or an operating margin of 15.8%.
North America Operating Income increased 0.9% or $1.2 million to $135.5 million in the third quarter of fiscal 2016 reflecting lower SG&A expenses of $6.0 million, partially offset by the decrease in gross profit of $4.8 million. The decrease in SG&A expenses was due to lower store-related costs, largely driven by net store closures. Operating margin decreased 10 basis points to 27.1% in the third quarter of fiscal 2016 from 27.2% during the same period in the prior year due to lower gross margin of 160 basis points partially offset by lower SG&A expense as a percentage of net sales of 150 basis points.

International Operating Income increased 8.3% or $11.6 million to $151.7 million in the third quarter of fiscal 2016 primarily reflecting higher gross profit of $9.6 million, as well as lower SG&A expenses of $2.0 million. The decrease in SG&A expenses is primarily related to lower store-related costs in Asia (excluding Greater China), including depreciation expense, rent and employee compensation. Operating margin increased 120 basis points to 33.9% in fiscal 2016 from 32.7% during the same period in the prior year primarily due to lower overall SG&A expenses, primarily selling expenses, as a percentage of net sales which decreased by 250 basis points, partially offset by lower gross margin of 130 basis points.
Corporate Unallocated Operating Expense increased $6.9 million to $161.6 million in the third quarter of fiscal 2016, an increase of 4.4% from $154.7 million in the third quarter of fiscal 2015. Excluding non-GAAP adjustments, unallocated operating expenses increased by $14.6 million to $146.8 million in the third quarter of fiscal 2016. This increase is primarily related to higher technology costs, the impact of higher inventory reserves and litigation reserves, partially offset by lower Coach brand occupancy costs.
Stuart Weitzman Operating Income totaled $4.7 million during the third quarter of fiscal 2016, resulting in an operating margin of 5.9%. Excluding non-GAAP adjustments, including the short-term impact of purchase accounting and other acquisition and integration-related costs, Stuart Weitzman operating income totaled $7.4 million, resulting in an operating margin of 9.3%.
Provision for Income Taxes
The effective tax rate was 12.0% in the third quarter of fiscal 2016, as compared to 28.3% in the third quarter of fiscal 2015. Excluding non-GAAP adjustments, the effective tax rate was 14.6% in the third quarter of 2016, compared to 31.0% in the third quarter of fiscal 2015. The decrease in our effective tax rate was primarily attributable to the expiration of certain statutes, the closure of certain audits and the ongoing benefit of available foreign tax credits. Excluding non-GAAP adjustments, the fiscal 2016 tax rate is projected to be approximately 28%.
Net Income
Net income increased 27.6% or $24.4 million to $112.5 million in the third quarter of fiscal 2016 as compared to $88.1 million in the third quarter of fiscal 2015. Stuart Weitzman net income totaled $3.2 million during the third quarter of fiscal 2016. Excluding non-GAAP adjustments, net income increased 23.8% or $23.9 million to $124.1 million in the third quarter of fiscal 2016, with Stuart Weitzman contributing $4.9 million of net income in the third quarter of fiscal 2016. This increase was primarily due to lower provision for income taxes as well as higher operating income, partially offset by the impact of increased interest expense.
Earnings per Share
Net income per diluted share increased 26.7% to $0.40 in the third quarter of fiscal 2016 as compared to $0.32 in the third quarter of fiscal 2015. Excluding non-GAAP adjustments, net income per diluted share increased 22.8% or $0.08 to $0.44 in the third quarter of fiscal 2016 from $0.36 in the third quarter of fiscal 2015, due to higher net income.

FIRST NINE MONTHS OF FISCAL 2016 COMPARED TO FIRST NINE MONTHS OF FISCAL 2015
The following table summarizes results of operations for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 26, 2016		March 28, 2015		Variance
	(dollars in millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,337.2	100.0%	$3,187.5	100.0%	$149.7	4.7%
Gross profit	2,268.6	68.0	2,220.9	69.7	47.7	2.2
SG&A expenses	1,731.9	51.9	1,641.7	51.5	90.2	5.5
Operating income	536.7	16.1	579.2	18.2	(42.5)	(7.3)
Interest (expense) income, net	(19.5)	(0.6)	(0.1)	—	(19.4)	NM
Provision for income taxes	138.2	4.1	188.4	5.9	(50.2)	(26.6)
Net income	379.0	11.4	390.7	12.3	(11.7)	(3.0)
Net income per share:
Basic	$1.37		$1.42		$(0.05)	(3.7)%
Diluted	$1.36		$1.41		$(0.05)	(3.7)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan and acquisition charges, as noted in the following table. Refer to page 37 for further discussion on the Non-GAAP Measures.

	Nine Months Ended March 26, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$2,268.6	$—	$—	$(0.9)	$2,269.5
SG&A expenses	1,731.9	35.9	22.2	6.1	1,667.7
Operating income	536.7	(35.9)	(22.2)	(7.0)	601.8
Income before provision for income taxes	517.2	(35.9)	(22.2)	(7.0)	582.3
Provision for income taxes	138.2	(9.0)	(7.2)	(2.3)	156.7
Net income	379.0	(26.9)	(15.0)	(4.7)	425.6
Diluted net income per share	1.36	(0.10)	(0.05)	(0.02)	1.53

	Nine Months Ended March 28, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Acquisition-Related Purchase Accounting	Non-GAAP Basis (Excluding Items)
	(dollars in millions, except per share data)
Gross profit	$2,220.9	$(5.0)	$—	$—	$2,225.9
SG&A expenses	1,641.7	74.7	3.5	—	1,563.5
Operating income	579.2	(79.7)	(3.5)	—	662.4
Income before provision for income taxes	579.1	(79.7)	(3.5)	—	662.3
Provision for income taxes	188.4	(26.5)	(1.2)	—	216.1
Net income	390.7	(53.2)	(2.3)	—	446.2
Diluted net income per share	1.41	(0.19)	(0.01)	—	1.61
First Nine Months of Fiscal 2016 Items
In the first nine months of fiscal 2016, the Company incurred pre-tax charges, as follows:

•
Transformation and Other Actions - $35.9 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;

•
Acquisition-Related Costs - $22.2 million primarily related to charges attributable to integration-related activities and contingent payments (of which $15.2 million is recorded within unallocated corporate expenses within the Coach brand, and $7.0 million is recorded within the Stuart Weitzman segment); and

•
Acquisition-Related Purchase Accounting - $7 million related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset and inventory step-up, all recorded within the Stuart Weitzman segment.

Total Stuart Weitzman acquisition charges (which include acquisition-related costs and acquisition-related purchase accounting) totaled $29.2 million ($19.7 million after tax, or $0.07 per diluted share).
Total Transformation Plan and acquisition charges taken together increased the Company's SG&A expenses by $64.2 million and cost of sales by $0.9 million, negatively impacting net income by $46.6 million, or $0.17 per diluted share. Refer to the "Executive Overview" herein and Note 4, "Restructuring Activities," for further information regarding the Transformation Plan.
Additional charges in the range of $15 million will be incurred in the fourth quarter of fiscal 2016 under our Transformation Plan. Furthermore, the Company expects to incur aggregate pre-tax acquisition charges of around $50 million associated with Stuart Weitzman, of which approximately $30 million will be incurred in fiscal 2016 (which primarily includes the impact of contingent payments, integration-related activities and limited life purchase accounting) and approximately $20 million will be incurred in fiscal 2017 (which primarily includes the impact of contingent payments, and to a lesser extent, office lease termination charges).
First Nine Months of Fiscal 2015 Items
In the first nine months of fiscal 2015, the Company incurred pretax charges under our Transformation Plan of $79.7 million ($53.2 million after tax or $0.19 per diluted share) and pretax acquisition-related costs of $3.5 million ($2.3 million after tax or $0.01 per diluted share). Total Transformation Plan and acquisition charges taken together increased the Company's SG&A expenses by $78.2 million and cost of sales by $5.0 million, negatively impacting net income by $55.5 million, or $0.20 per diluted share. The transformation charges, which were primarily associated with our North America business, related to accelerated depreciation and lease termination charges as a result of store updates and closures, organizational efficiency charges, and charges related to the destruction of inventory.
Summary - First Nine Months of Fiscal 2016
Net sales in the first nine months of fiscal 2016 increased 4.7%, primarily due to a $260.7 million contribution from the Stuart Weitzman brand, which was acquired in the fourth quarter of fiscal 2015, and increased revenues from the Coach brand International business, partially offset by our North America business. Excluding the effects of foreign currency, net sales increased 7.3%. Our gross profit increased by 2.2% to $2.27 billion during the first nine months of fiscal 2016 as compared to $2.22 billion in fiscal 2015. Excluding the impact of our Transformation Plan and acquisition charges, gross profit increased by 2.0%, to $2.27 billion.

SG&A expenses increased by 5.5% to $1.73 billion in the first nine months of fiscal 2016. Excluding charges under our Transformation Plan and acquisition charges, SG&A expenses increased by 6.7% to $1.67 billion.
Net income decreased 3.0% in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015, primarily due to a decrease in operating income of $42.5 million and the impact of increased interest expense attributable to our debt, partially offset by a $50.2 million decrease in our provision for income taxes. Net income per diluted share decreased 3.7% primarily due to lower net income as well as the impact of higher weighted-average diluted shares. Excluding charges under our Transformation Plan and acquisition charges, net income and net income per diluted share decreased 4.6% and 5.3%, respectively.
Currency Fluctuation Effects
The change in net sales for the first nine months of fiscal 2016 compared to fiscal 2015 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales increased 4.7% or $149.7 million to $3.34 billion in the first nine months of fiscal 2016. Excluding the effects of foreign currency, net sales increased 7.3% or $233.0 million. The $233.0 million increase was primarily driven by the contribution of Stuart Weitzman and higher net sales in the International business, partially offset by lower net sales in North America.
The following table presents net sales by reportable segment for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015:

	Nine Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	March 26, 2016	March 28, 2015		March 26, 2016	March 28, 2015
	(dollars in millions)

North America	$1,790.9	$1,911.5	(6.3)%	53.7%	60.0%
International	1,254.5	1,229.6	2.0	37.6	38.6
Other(1)	31.1	46.4	(33.0)	0.9	1.4
Coach brand	$3,076.5	$3,187.5	(3.5)	92.2%	100.0%
Stuart Weitzman	260.7	—	NM	7.8	—
Total net sales	$3,337.2	$3,187.5	4.7	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Net sales for the Coach brand, which includes the North America and International segments, as well as sales in the Other category, decreased 3.5% or $111.0 million to $3.08 billion, as described below. Excluding the unfavorable impact of foreign currency, net sales decreased 0.9%.
North America Net Sales decreased 6.3% or $120.6 million to $1.79 billion in the first nine months of fiscal 2016. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $102.6 million or 5.4%. This decrease was primarily driven by lower comparable store sales of $80.4 million or 4.9%, due to lower traffic partially offset by higher transaction size. Excluding the negative impact of the Internet business on comparable store sales, which was primarily attributable to the impact of reduced outlet Internet events, comparable store sales decreased 4.2%. North America net sales declined by approximately $15 million due to the net impact of store closures and openings. Since the end of the first nine months of fiscal 2015, Coach opened a net three outlet stores and closed a net 35 retail stores. Furthermore, net sales were also negatively impacted by lower wholesale sales of $6.8 million due to lower volume of shipments.
International Net Sales increased 2.0% or $24.9 million to $1.25 billion in the first nine months of fiscal 2016. Excluding the unfavorable impact of foreign currency, net sales increased $89.5 million or 7.3%. This is primarily due to an increase in net sales in Europe of $39.3 million due to higher comparable store sales and an expanded wholesale and store distribution network, an increase in net sales in Japan of $19.7 million primarily due to overall higher transaction size and improved levels of customer conversion (particularly in retail) contributing to higher comparable store sales, and an increase in Greater China of $14.7 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong

Kong and Macau due to a continued slowdown in inbound tourist traffic. Furthermore, net sales in Asia (excluding Greater China and Japan) increased approximately $10 million primarily due to an expanded store distribution network. Since the end of the first nine months of fiscal 2015, we opened 24 net new stores, with 14 net new stores in mainland China, Hong Kong and Macau and Japan, and 10 net new stores in the other regions. Furthermore, net sales were impacted by an increase in international wholesale shipments of $5.5 million.
Stuart Weitzman Net Sales totaled $260.7 million during the first nine months of fiscal 2016.
Gross Profit
Gross profit increased 2.2% or $47.7 million to $2.27 billion in the first nine months of fiscal 2016 as compared to $2.22 billion in the first nine months of fiscal 2015. Gross margin for the first nine months of fiscal 2016 was 68.0% as compared to 69.7% in the first nine months of fiscal 2015. Excluding non-GAAP adjustments of $0.9 million in the first nine months of fiscal 2016 and $5.0 million in the first nine months of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 2.0%, or $43.6 million to $2.27 billion in the first nine months of fiscal 2016, and gross margin was 68.0% in the first nine months of fiscal 2016 as compared to 69.8% in the first nine months of fiscal 2015. The gross margin decline of 180 basis points was primarily due to the unfavorable effects of foreign currency on the Coach brand, and the inclusion of the Stuart Weitzman business in our first nine months of fiscal 2016 results (which contains lower gross margins compared to the Coach brand).
Gross profit for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 4.9% or $108.6 million to $2.11 billion in the in the first nine months of fiscal 2016. Furthermore, gross margin for the Coach brand decreased 100 basis points from 69.7% in the first nine months of fiscal 2015 to 68.7% in the first nine months of fiscal 2016, inclusive of an unfavorable 100 basis point foreign currency impact, as described below.
North America Gross Profit decreased 9.7% or $118.7 million to $1.11 billion in the first nine months of fiscal 2016. Gross margin decreased 230 basis points from 64.0% in the first nine months of fiscal 2015 to 61.7% in the first nine months of fiscal 2016. The decrease in gross margin is primarily attributable to increased promotional activity, primarily in our outlet and wholesale channels, as well as the impact of increased duties and unfavorable foreign currency, negatively impacting gross margin by 160 basis points and 40 basis points, respectively. Furthermore, the impact of a higher mix of elevated product, which contained higher average unit costs, negatively impacted gross margin by 30 basis points.
International Gross Profit increased 0.2% or $1.4 million to $947.6 million in the first nine months of fiscal 2016. Gross margin decreased 140 basis points from 76.9% in the first nine months of fiscal 2015 to 75.5% in the first nine months of fiscal 2016. Excluding the impact of foreign currency, International gross margin increased 70 basis points, primarily due to the favorable effects of decreased duty costs and decreased inventory reserves, positively impacting gross margin by 80 basis points. Furthermore, an improved mix of elevated product sales, particularly in China and Japan, positively impacted gross margin by 30 basis points. These increases were partially offset by a less favorable geographic mix of our sales, negatively impacting gross margin by 40 basis points, particularly as a result of the growth of our Europe and international wholesale businesses. Foreign currency negatively impacted gross margin by 210 basis points, primarily due to the Japanese Yen.
Corporate Unallocated Gross Profit increased $13.3 million from $22.3 million in the first nine months of fiscal 2015 to $35.6 million in the first nine months of fiscal 2016, primarily due to the impact of favorable inventory production variances, decreased transformation-related charges and decreased inventory scrap levels.
Stuart Weitzman Gross Profit totaled $156.3 million during the first nine months of fiscal 2016, resulting in a gross margin of 60.0%. Excluding the short-term impact of purchase accounting, Stuart Weitzman gross profit totaled $157.2 million, resulting in a gross margin of 60.3%.
Selling, General and Administrative Expenses
SG&A expenses increased 5.5% or $90.2 million to $1.73 billion in the first nine months of fiscal 2016 as compared to $1.64 billion in the first nine months of fiscal 2015. As a percentage of net sales, SG&A expenses increased to 51.9% during the first nine months of fiscal 2016 as compared to 51.5% during the first nine months of fiscal 2015, inclusive of a 20 basis point favorable impact attributable to the reversal of prior year accruals, primarily benefiting International SG&A expenses. Excluding non-GAAP adjustments of $64.2 million and $78.2 million in the first nine months of fiscal 2016 and fiscal 2015, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased 6.7% or $104.2 million from the first nine months of fiscal 2015; and SG&A expenses as a percentage of net sales increased, from 49.0% in the first nine months of fiscal 2015 to 50.0% in the first nine months of fiscal 2016, primarily due to the de-leverage of Coach brand selling expenses primarily in the first half of fiscal 2016.
Selling expenses were $1.15 billion, or 34.6% of net sales, in the first nine months of fiscal 2016 compared to $1.12 billion, or 35.2% of net sales, in the first nine months of fiscal 2015. The $31.2 million increase is primarily due to a $53.3 million increase attributable to the Stuart Weitzman segment as well as increases in Europe and mainland China to support growth in the business, partially offset by reduced store-related costs due to store closures (including decreased rent, employee compensation and depreciation expense), particularly within North America, as well as a favorable impact of the Japanese Yen.
Advertising, marketing, and design costs were $207.4 million, or 6.2% of net sales, in the first nine months of fiscal 2016, compared to $179.6 million, or 5.6% of net sales, during the first nine months of fiscal 2015. This was primarily due to an increase of $17.4 million attributable to Stuart Weitzman, as well as higher costs for Coach brand marketing and advertising-related events, including our first true New York fashion week show in the first quarter of fiscal 2016, which increased by $10.7 million as compared to the same period in the prior year.
Distribution and customer service expenses of $50.9 million, or 1.5% of net sales, in the first nine months of fiscal 2016, were relatively in-line with the prior year of $53.0 million, or 1.7% of net sales in the first nine months of fiscal 2015.
Administrative expenses were $318.7 million, or 9.5% of net sales, in the first nine months of fiscal 2016 compared to $285.4 million, or 9.0% of net sales, in the first nine months of fiscal 2015. Excluding non-GAAP adjustments of $64.2 million in the first nine months of fiscal 2016 and $78.2 million in the first nine months of fiscal 2015, administrative expenses were $254.5 million and $207.2 million, respectively, or 7.6% and 6.5% of net sales. The increase is primarily due to the impact of Stuart Weitzman, contributing to $40.0 million of this increase, as well as increased Coach brand technology costs and litigation reserves, partially offset by lower Coach brand occupancy costs.
Operating Income
Operating income decreased 7.3% or $42.5 million to $536.7 million in the first nine months of fiscal 2016 as compared to $579.2 million in the first nine months of fiscal 2015. Operating margin was 16.1% in the first nine months of fiscal 2016 as compared to 18.2% in the first nine months of fiscal 2015. Excluding non-GAAP adjustments of $65.1 million in the first nine months of fiscal 2016 and $83.2 million in the first nine months of fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income decreased 9.1% or $60.6 million to $601.8 million from $662.4 million in the first nine months of fiscal 2015; and operating margin was 18.0% in the first nine months of fiscal 2016 as compared to 20.8% in the first nine months of fiscal 2015.
The following table presents operating income by reportable segment for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015:

	Nine Months Ended
	Operating Income		Variance
	March 26, 2016	March 28, 2015	Amount	%
	(dollars in millions)

North America	$555.4	$652.1	$(96.7)	(14.8)%
International	389.5	386.5	3.0	0.8
Other(1)	16.5	20.6	(4.1)	(19.6)
Corporate unallocated	(455.4)	(480.0)	24.6	5.1
Coach brand	$506.0	$579.2	$(73.2)	(12.6)%
Stuart Weitzman	30.7	—	30.7	NM
Total operating income	$536.7	$579.2	$(42.5)	(7.3)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales and expenses generated in ancillary channels, including licensing and disposition.
NM - Not meaningful
Operating income for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 12.6% or $73.2 million to $506.0 million in the first nine months of fiscal 2016. Furthermore, operating margin for the Coach brand decreased 180 basis points from 18.2% in the first nine months of fiscal 2015 to 16.4% in the first nine months of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $557.1 million in the first nine months of fiscal 2016, resulting in an operating margin of 18.1%. This compared to Coach brand operating income of $662.4 million in the first nine months of fiscal 2015, or an operating margin of 20.8%.
North America Operating Income decreased 14.8% or $96.7 million to $555.4 million in the first nine months of fiscal 2016 reflecting the decrease in gross profit of $118.7 million which was partially offset by lower SG&A expenses of $22.0 million. The decrease in SG&A expenses was due to lower store-related costs, largely driven by net store closures, as well as decreased variable selling costs as a result of lower sales in North America stores and Internet business. Operating margin decreased 310 basis points to 31.0% in the first nine months of fiscal 2016 from 34.1% during the same period in the prior year due to lower gross margin of 230 basis points and higher SG&A expense as a percentage of net sales of 80 basis points.
International Operating Income increased 0.8% or $3.0 million to $389.5 million in the first nine months of fiscal 2016 primarily reflecting lower SG&A expenses of $1.6 million and higher gross profit of $1.4 million. The decrease in SG&A expenses is primarily related to lower expenses in Japan largely due to the impact of favorable foreign currency effects, partially offset by an increase in selling and occupancy costs in Europe and Greater China to support the growth of the business. Operating margin decreased 30 basis points to 31.1% in fiscal 2016 from 31.4% during the same period in the prior year primarily due to lower gross margin of 140 basis points partially offset by lower overall SG&A expenses, primarily selling expenses, as a percentage of net sales which decreased by 110 basis points.
Corporate Unallocated Operating Expense decreased $24.6 million to $455.4 million in the first nine months of fiscal 2016, a decrease of 5.1% from $480.0 million in the first nine months of fiscal 2015. This decrease was primarily attributable to lower charges incurred by the Company in the first nine months of fiscal 2016 as part its Transformation Plan. Excluding non-GAAP adjustments, unallocated operating expenses increased by $7.5 million to $404.3 million in the first nine months of fiscal 2016. This increase is primarily related to increased Coach brand marketing expenses and increased information system and legal costs, partially offset by lower occupancy costs as well as more favorable inventory production variances and decreased inventory scrap levels when compared to the same period in the prior year.
Stuart Weitzman Operating Income totaled $30.7 million during the nine months of fiscal 2016, resulting in an operating margin of 11.8%. Excluding non-GAAP adjustments, including the short-term impact of purchase accounting and other acquisition and integration-related costs, Stuart Weitzman operating income totaled $44.7 million, resulting in an operating margin of 17.1%.
Provision for Income Taxes
The effective tax rate was 26.7% in the first nine months of fiscal 2016, as compared to 32.5% in the first nine months of fiscal 2015. Excluding non-GAAP adjustments, the effective tax rate was 26.9% in the first nine months of 2016, compared to 32.6% in the first nine months of fiscal 2015. The decrease in our effective tax rate was primarily attributable to the expiration of certain statutes, the closure of certain audits, the ongoing benefit of available foreign tax credits and the geographic mix of earnings in first nine months fiscal 2016 as compared to the first nine months fiscal 2015. Excluding non-GAAP adjustments, the fiscal 2016 tax rate is projected to be approximately 28%.
Net Income
Net income decreased 3.0% or $11.7 million to $379.0 million in the first nine months of fiscal 2016 as compared to $390.7 million in the first nine months of fiscal 2015. Stuart Weitzman net income totaled $20.5 million during the first nine months of fiscal 2016. Excluding non-GAAP adjustments, net income decreased 4.6% or $20.6 million to $425.6 million in the first nine months of fiscal 2016, with Stuart Weitzman contributing $29.0 million of net income in the first nine months of fiscal 2016. This decrease was primarily due to lower operating income and the impact of increased interest expense attributable to our debt, partially offset by a lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 3.7% to $1.36 in the first nine months of fiscal 2016 as compared to $1.41 in the first nine months of fiscal 2015. Excluding non-GAAP adjustments, net income per diluted share decreased 5.3% or $0.08 to $1.53 in the first nine months of fiscal 2016 from $1.61 in the first nine months of fiscal 2015, due to lower net income as well as the impact of higher weighted-average diluted shares.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter and first nine months of fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan and acquisition charges. These metrics are also reported on a non-GAAP basis to exclude the impact of these items.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 26, 2016	March 28, 2015	Change
	(dollars in millions)

Net cash provided by operating activities	$509.2	$750.8	$(241.6)
Net cash used in investing activities	(674.9)	(18.2)	(656.7)
Net cash (used in) provided by financing activities	(304.6)	469.3	(773.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	(11.8)	11.9
Net (decrease) increase in cash and cash equivalents	$(470.2)	$1,190.1	$(1,660.3)
The Company’s cash and cash equivalents decreased by $470.2 million in the first nine months of fiscal 2016 as compared to an increase of $1,190.1 million in the first nine months of fiscal 2015, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities decreased $241.6 million primarily due to changes in operating assets and liabilities of $226.1 million and lower net income of $11.7 million.
Changes in operating asset and liability balances were primarily driven by changes in accounts payable, accrued liabilities, accounts receivable, other assets and other liabilities. Accounts payable were a use of cash in the first nine months of fiscal 2016 of $49.0 million as compared to a source of cash in the first nine months of fiscal 2015 of $14.9 million, driven by an overall decrease in inventory purchases (as well as the timing of inventory payments), a decrease in store-related payables due to timing of payments (primarily in North America) and the timing of transformation-related payments. Accrued liabilities was a use of cash of $38.3 million in the first nine months of fiscal 2016 as compared to a source of cash of $22.4 million in the first nine months of fiscal 2015, driven by higher bonus payments in the first quarter of fiscal 2016 compared to fiscal 2015 and an increase in transformation-related accruals in the prior year compared to a decrease in the current year, partially offset by the impact of the Stuart Weitzman brand on our consolidated results. Accounts receivable was a use of cash of $47.2 million in the first nine months of fiscal 2016 as compared to a use of cash of $10.0 million in the first nine months of fiscal 2015, primarily driven by the increased wholesale shipments in March for Coach brand as well as the impact of Stuart Weitzman in our consolidated results. Other balance sheet changes, net were a source of cash of $12.4 million in the first nine months of fiscal 2016 compared to a source of cash of $49.4 million in the first nine months of fiscal 2015. This decrease is primarily related to the impact of higher prepayments associated with capital expenditures and increased store related receivables during fiscal 2016 as compared to fiscal 2015 due to timing of collections. Other liabilities were a use of cash of $24.6 million in the first nine months of fiscal 2016 compared to a use of cash of $7.6 million in the first nine months of fiscal 2015, primarily driven by changes in tax liabilities (including the expiration of statutes during the quarter), partially offset by increased liabilities due to the acquisition of Stuart Weitzman.
Net cash used in investing activities
Net cash used in investing activities was $674.9 million in the first nine months of fiscal 2016 and a use of cash during the first nine months of fiscal 2015 of $18.2 million. This $656.7 million increase in net cash used in investing activities is primarily due to the impact of net purchases of investments of $272.1 million in the first nine months of fiscal 2016, compared to net proceeds from investments of $215.3 million in the first nine months of fiscal 2015, as well as increased capital expenditures in the first nine months of fiscal 2016.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $304.6 million in the first nine months of fiscal 2016 as compared to a source of cash of $469.3 million during the first nine months of fiscal 2015. The $773.9 million decrease was primarily due to the absence of proceeds from the issuance of long-term debt and the absence of debt borrowings during the first nine months of fiscal 2016. During the first nine months of fiscal 2015, the Company had proceeds from the issuance of long-term debt of $896.7 million, partially offset by net repayments of $140.0 million under the Company's Amended and Restated Credit Agreement.

Working Capital and Capital Expenditures
As of March 26, 2016, in addition to our cash flows generated from our operations, our sources of liquidity and capital resources were comprised of the following (in millions):

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents(1)	$821.6	$—	$821.6
Short-term investments(1)	460.8	—	460.8
Non-current investments(2)	129.6	—	129.6
Amended and Restated Credit Agreement(3)	1,000.0	292.5	707.5
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	47.0	—	47.0
Total	$3,059.0	$892.5	$2,166.5

(1)
As of March 26, 2016, approximately 72% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

(2)	Excludes $438.3 million of our non-current investment related to the Hudson Yards joint venture. Refer to Note 12, "Investments," for further information.

(3)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of March 26, 2016, no known events of default have occurred. Furthermore, in March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Our average borrowings outstanding under our Revolving Facility for the first nine months of fiscal 2015 were $160.6 million. There were no debt borrowings under the Revolving Facility for the first nine months of fiscal 2016. Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of March 26, 2016, no known events of default have occurred. Refer to Note 10, "Debt," for further information on our existing debt instruments.

We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of March 26, 2016, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Hudson Yards Joint Venture
In April 2013, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district. The formation of the joint venture serves as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. Upon expected completion of the office tower in fiscal 2016, in the absence of an executed sale-leaseback arrangement, the Company will retain its ownership interest in the joint venture. During the nine months ended March 26, 2016, the Company invested $118.1 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $438.3 million in the joint venture. The Company expects to further invest approximately $93 million, the majority of which will be by the end of fiscal 2016, depending on construction progress. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and has incurred $137.1 million of capital expenditures life-to-date, including $103.1 million in fiscal 2016, and expects to incur approximately $85 million over the remaining period of construction.
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
Seasonality
Because Coach products are frequently given as gifts, Coach experiences seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, Coach builds inventory for the holiday selling season.  In the second fiscal quarter, its working capital requirements are reduced substantially as Coach generates higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended March 26, 2016 are not necessarily indicative of that expected for the full fiscal 2016.  However, fluctuations in net sales, operating income and operating cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2015 10-K. As of March 26, 2016, there have been no material changes to any of the critical accounting policies contained therein.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into foreign currency derivative contracts, primarily zero-cost collar options and forward foreign currency contracts. As of March 26, 2016 and June 27, 2015, zero-cost collar options and forward foreign currency exchange contracts designated as cash flow hedges with a notional amount of $128.1 million and $126.7 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of March 26, 2016.
The Company is also exposed to market risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the New Taiwan Dollar and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company primarily enters into forward exchange contracts. As of March 26, 2016 and June 27, 2015 the total notional values of outstanding forward foreign currency exchange and cross-currency swap contracts related to these loans were $43.6 million and $25.8 million, respectively.
The fair value of outstanding foreign currency derivatives included in Other current assets at March 26, 2016 and June 27, 2015 was $0.6 million and $3.4 million, respectively. The fair value of outstanding foreign currency derivatives included in current liabilities at March 26, 2016 and June 27, 2015 was $5.5 million and $0.2 million, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Amended and Restated Credit Agreement, including the Term Loan, the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Amended and Restated Credit Agreement, including the Term Loan. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At March 26, 2016 and June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $598 million and $579 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of March 26, 2016.
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
Coach is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach’s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within Coach’s control, and litigation with present or former employees.
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
Although Coach’s litigation as a defendant is routine and incidental to the conduct of Coach’s business, as well as for any business of its size, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.
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
The Company did not repurchase any shares during the third quarter of fiscal 2016. As of March 26, 2016, the Company had zero availability remaining in the stock repurchase program.

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

Dated: May 4, 2016