Form 10-K
period 2016-07-02
COACH INC
filed 2016-08-19
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 2, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-16153

Coach, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Hudson Yards, New York, NY 10001
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 26, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $9.1 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 5, 2016, the Registrant had 278,942,860 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III, Items 10 – 14

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
Coach, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

In this Form 10-K, references to “we,” “our,” “us,” "Coach" and the “Company” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand. The fiscal year ended July 2, 2016 ("fiscal 2016") was a 53-week period, and the fiscal years ended June 27, 2015 (“fiscal 2015”) and June 28, 2014 (“fiscal 2014") were each 52-week periods.
PART I
ITEM 1. BUSINESS
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle brands. The Coach brand was established in New York City in 1941, and has a rich heritage of pairing exceptional leathers and materials with innovative design. The Stuart Weitzman brand ("Stuart Weitzman") is a leader in women's designer footwear, and is built upon the concept of crafting a beautifully-constructed shoe, merging fashion and function.
NARRATIVE DESCRIPTION OF COACH BRAND
The Coach brand is one of the most recognized fine accessories brands in both North America and in targeted international markets. The Coach brand offers premium lifestyle accessories to an engaged customer base and provides consumers with fresh, compelling and innovative products that are extremely well made, at an attractive price. Our product offering uses a broad range of high quality leathers, fabrics and materials. In response to our customer’s demands for both fashion and function, the Coach brand offers updated styles and multiple product categories which address an increasing share of our customer’s accessory wardrobe. We present a sophisticated, modern and inviting environment to showcase our product assortment and reinforce a consistent brand positioning wherever the consumer may shop. We utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing us to efficiently bring our broad range of products to market.
We offer a number of key differentiating elements, including:
A Distinctive Brand — The Coach brand represents a blend of classic American style with a distinctive New York spirit, offering a design that is known for a distinguishing combination of style and function. Coach brand offers lifestyle products that are relevant, extremely well made and provide excellent value.
A Market Leadership Position With Growing International Recognition — The Coach brand is a global leader in premium handbags and lifestyle accessories. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, sales channels and international markets.
A Loyal And Involved Consumer — Consumers have maintained a strong emotional connection with the Coach brand. Part of our everyday mission is to continue to cultivate consumer relationships by strengthening this sentiment and brand loyalty.
A Multi-Channel Global Distribution Model — Products are available in image-enhancing environments globally wherever our consumer chooses to shop including: retail and outlet stores, directly operated concession shop-in-shops, online, and department and specialty stores. This allows us to maintain a dynamic balance as results do not depend solely on the performance of a single channel or geographic area. Our stores showcase our products and enhance the shopping experience while reinforcing the image of our brand. The modern luxury store design creates a distinctive environment to display our products. We continue to be committed to the elevation and enhancement of our in-store imagery through strategic investments in Coach branded stores and wholesale locations. Furthermore, store associates are trained to maintain high standards of visual presentation, merchandising and customer service.
Innovation With A Consumer-Centric Focus — We listen to our consumers through rigorous consumer research and strong consumer orientation. To truly understand globalization and its related impact, we understand the local context in each market, learning about our consumer wherever our products are sold. The Coach brand works to anticipate the consumer’s changing needs by keeping the product assortment fresh and compelling.
NARRATIVE DESCRIPTION OF STUART WEITZMAN BRAND
Stuart Weitzman is a leading global women's premium footwear brand, with a strong opportunity for growth both within North America and international markets. The design team, under Mr. Stuart Weitzman, is responsible for conceptualizing and directing the design of all products, and works closely with its manufacturing partners, primarily in Spain, to construct a broad mix of footwear styles. These manufacturers in aggregate support a broad mix of materials and seasonal influx of new, fashion oriented styles, which allows the Stuart Weitzman brand to quickly meet marketplace demands and changing consumer preferences. Stuart Weitzman products, which substantially consist of footwear, are sold primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe.

GENERAL DEVELOPMENT OF BUSINESS
Founded in 1941, Coach Inc. was acquired by Sara Lee Corporation (“Sara Lee”) in 1985. In June 2000, the Company was incorporated in the state of Maryland. In October 2000, Coach was listed on the New York Stock Exchange and sold approximately 68 million shares of common stock, split adjusted, representing 19.5% of the then outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach common stock.
The Company's international expansion strategy has been to enter into joint ventures and distributor relationships to build market presence and capability. To further accelerate brand awareness, aggressively grow market share and to exercise greater control of our brand, Coach has historically acquired its partner’s interests.

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

•	Coach acquired the domestic retail businesses from its distributors as follows:

-	Fiscal 2009: Hong Kong, Macau and mainland China (“Greater China”).

-	Fiscal 2012: Singapore and Taiwan.

-	Fiscal 2013: Malaysia and South Korea.
On May 4, 2015, the Company completed the acquisition of Stuart Weitzman, a luxury women's footwear company, to complement its current leadership position in premium handbags and accessories. The operating results of the Stuart Weitzman brand have been consolidated in the Company's operating results commencing on May 4, 2015. During the fourth quarter of fiscal 2016, the Company acquired the Stuart Weitzman Canadian retail distributor.
SEGMENTS
In fiscal 2016, the Company has three reportable segments:

•
North America, which is composed of Coach brand sales to North American consumers through stores, including the Internet, and sales to wholesale customers. This segment represented approximately 53% of Coach's total net sales in fiscal 2016.

•
International, which is composed of Coach brand sales to consumers through stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes Coach brand sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 55 countries. This segment represented approximately 38% of total net sales in fiscal 2016.

•
Stuart Weitzman, which includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe. This segment represented approximately 8% of total net sales in fiscal 2016.

Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in licensing and disposition channels, and represented approximately of 1% of total net sales in fiscal 2016.
Coach Brand North America Segment
North American Retail Stores — Coach retail stores are located in both regional shopping centers and metropolitan areas throughout the U.S., Canada and Puerto Rico. The retail stores carry an assortment of products depending on their size, location and customer preferences. Our flagship stores, which offer the broadest assortment of Coach brand products, are located in high-visibility locations.

In fiscal 2016, we have reduced the number of retail stores and total square footage, as we continue to optimize our real estate position. We expect this trend to continue in the next fiscal year with the anticipated net closure of approximately 10-15 North America retail stores in the fiscal year ending July 1, 2017 ("fiscal 2017"). Furthermore, we expect to continue investing in the elevation of our existing store environments.
The change in the number of North America Coach retail stores and their total and average square footage is shown in the following table:

	Fiscal Year Ended
	7/2/2016	June 27, 2015	June 28, 2014
Retail stores	228	258	332
Net decrease vs. prior year	(30)	(74)	(19)
% decrease vs. prior year	(11.6)%	(22.3)%	(5.4)%
Retail square footage	659,376	728,833	910,003
Net decrease vs. prior year	(69,457)	(181,170)	(42,419)
% decrease vs. prior year	(9.5)%	(19.9)%	(4.5)%
Average square footage	2,892	2,825	2,741
North American Outlet Stores — Coach brand's outlet stores serve as an efficient means to sell manufactured-for-outlet product, including outlet exclusives, and to a lesser extent, discontinued retail inventory outside the retail channel. These stores operate under the Coach brand name and are geographically positioned primarily in established outlet centers that are generally in close proximity to major markets and Coach branded retail locations.
Our outlet store design, visual presentations and customer service levels support and reinforce the brand's image. Through these outlet stores, we target value-oriented customers.
Over the next few years, we generally expect to see no significant growth in outlet store square footage as we continue to optimize our real estate position across channels by expanding our most productive stores to accommodate a broader expression of lifestyle assortment while continuing to assess opportunities to consolidate standalone Men's locations into core stores.
The change in the number of North America Coach outlet stores and their total and average square footage is shown in the following table:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Outlet stores	204	204	207
Net (decrease) increase vs. prior year	—	(3)	14
% (decrease) increase vs. prior year	—%	(1.4)%	7.3%
Outlet square footage	1,232,770	1,189,018	1,132,714
Net increase vs. prior year	43,752	56,304	150,512
% increase vs. prior year	3.7%	5.0%	15.3%
Average square footage	6,043	5,829	5,472
Internet — We view our www.coach.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Coach brand products directly to customers. With approximately 57 million unique visits to www.coach.com in fiscal 2016, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Our e-commerce programs also include our invitation-only outlet Internet sales site, where we have considerably reduced the number of promotional events since fiscal 2014.

North America Wholesale — The Coach brand began as a U.S. wholesaler to department stores and this channel continues to remain a part of our overall consumer reach. Today, we work closely with our partners to ensure a clear and consistent product presentation. We enhance our presentation through the creation of shop-in-shops with proprietary Coach brand fixtures within the department store environment. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely manage inventories in this channel given the current highly promotional environment at point-of-sale. We utilize automatic replenishment with major accounts in an effort to optimize inventory across wholesale doors.
Over the next year, we expect to continue investing in the elevation of shop-in-shop environments, while also elevating Coach brand’s positioning in the North American wholesale channel by rationalizing the distribution footprint, including the closure of about 25% of doors from fiscal 2016 year-end levels and a reduction in markdown allowances.
As of July 2, 2016, Coach brand's products are sold in approximately 1,000 wholesale locations in the U.S. and Canada. Our most significant U.S. wholesale customers are Macy’s (including Bloomingdale's), Dillard's, Bon Ton, Lord & Taylor, The Bay, Nordstrom, Belk and Von Maur. Coach products are also available on these customers' websites.
As of July 2, 2016 and June 27, 2015, we did not have any customers who individually accounted for more than 10% of the North America segment's total net sales.
Coach Brand International Segment
Our International Markets operate department store concession shop-in-shop locations and freestanding flagship, retail and outlet stores as well as e-commerce websites. Flagship stores, which offer the broadest assortment of Coach products, are located in select high-visibility shopping districts.
We expect our International segment to reflect modest growth in store count over the next few years, particularly within mainland China and Europe.
The following table shows the number of international directly-operated locations and their total and average square footage:

	Fiscal Year Ended
	7/2/2016	June 27, 2015	June 28, 2014
Coach International:
Locations:	522	503	475
Net increase vs. prior year	19	28	66
% increase vs. prior year	3.8%	5.9%	16.1%
Square footage:	1,086,315	1,030,695	918,995
Net increase vs. prior year	55,620	111,700	150,428
% increase vs. prior year	5.4%	12.2%	19.6%
Average square footage	2,081	2,049	1,935
International Wholesale — Our international segment also includes sales to international wholesale distributors and authorized retailers. Travel retail represents the largest portion of our sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in new markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations in approximately 55 countries. Coach's current network of international distributors serve the following markets: Australia, Austria, Bahamas, Bahrain, Belgium, Brazil, Cambodia, Canada, Chile, Greater China, Colombia, Denmark, Dominican Republic, Finland, France, Germany, Greece, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, South Korea, Kuwait, Lebanon, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Nigeria, Norway, Panama, Peru, Philippines, Portugal, Qatar, Russia, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, U.S. & Territories, Venezuela and Vietnam.
For locations not in freestanding stores, the Coach brand has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. We will continue to seek opportunities for productivity improvements in this channel by opening larger image-enhancing locations, expanding existing stores and closing less productive stores. Coach's most significant international wholesale customers are the DFS Group, True Alliance, Al Tayer Insignia, Lotte Group and Everrich DFS Corp. Coach's products are sold in approximately 600 international wholesale locations.
As of July 2, 2016 and June 27, 2015, we did not have any customers who individually accounted for more than 10% of the International segment's total net sales.

Stuart Weitzman Segment
The Stuart Weitzman brand is sold primarily through approximately 620 North America and international wholesale locations, as well as numerous independent third party distributors. Its most significant wholesale customers include Nordstrom, Saks, Bloomingdales and Neiman Marcus. Furthermore, Stuart Weitzman products are also sold in freestanding flagship and retail stores in North America and Europe, and e-commerce websites.

•
As of July 2, 2016, Stuart Weitzman had 75 directly operated stores with a total square footage of 117,820 and an average square footage of 1,571 (including 14 retail stores related to our Canadian retail distributor acquisition in the fourth quarter of fiscal 2016).

•	As of June 27, 2015, Stuart Weitzman had 54 directly operated stores with a total square footage of 91,101 and an average square footage of 1,687.
We expect our Stuart Weitzman segment to reflect modest growth in new store count and square footage over the next few years as we grow our business domestically and internationally.
As of July 2, 2016 and June 27, 2015, we did not have any customers who individually accounted for more than 10% of the Stuart Weitzman segment's total net sales.
See Note 15, "Segment Information" for more information about the Company's segments.
Other
Licensing — In our worldwide licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. Licensing revenue was approximately $29.7 million and $31.9 million in fiscal 2016 and fiscal 2015, respectively. Our key licensing relationships as of July 2, 2016 are as follows:

		Date
Category	Partner	Introduction	Expiration
Footwear(1)	Jimlar Corporation	1999	2017
Eyewear	Luxottica	2012	2020
Watches	Movado	1998	2020
Fragrance	Interparfums	2015	2026

(1)	Upon the expiration of the footwear license in June 2017, it is the Company's intention to bring all of the Coach brand women's footwear business in-house.
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
Other also consists of Coach brand sales generated in disposition channels.

PRODUCTS
The following table shows net sales for each product category represented (in millions):

	Fiscal Year Ended
	July 2, 2016		June 27, 2015		June 28, 2014
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Women's Handbags	$2,392.9	53%	$2,389.6	57%	$2,826.1	59%
Men's	725.7	16	680.4	16	691.8	14
Women's Accessories	721.6	16	709.4	17	860.3	18
All Other Products	306.9	7	369.2	9	428.0	9
Coach brand	$4,147.1	92%	$4,148.6	99%	$4,806.2	100%
Stuart Weitzman brand(1)	344.7	8	43.0	1	—	—
Total Sales	$4,491.8	100%	$4,191.6	100%	$4,806.2	100%

(1)	The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.
Women’s Handbags — Women’s handbag collections feature classically inspired designs as well as fashion designs. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.
Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases and belts), footwear, novelty accessories (including time management and electronic accessories) and ready-to-wear.
Women’s Accessories — Women’s accessories include small leather goods and novelty accessories. Women’s small leather goods, which complement our handbags, include money pieces, wristlets and cosmetic cases. Key rings and charms are also included in this category.
All Other Products (excluding the Stuart Weitzman brand) consist of the following:

•
Footwear — Jimlar Corporation has been Coach brand's footwear licensee since 1999. Footwear is distributed through select Coach retail stores our Internet sales sites and U.S. department stores and military locations. Footwear sales are comprised primarily of women’s styles.

•
Wearables — This category is comprised of certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. These products contain a fashion assortment in all components of this category.

•	Jewelry — This category is comprised of bracelets, necklaces, rings and earrings offered in sterling silver, leather and non-precious metals.

•
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

•
Watches — Movado Group, Inc. (“Movado”) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by women's collections with select men's styles. The Coach watch collection is currently sold in Coach retail stores and on our Internet sales sites, department stores worldwide, and select watch retailers in major global markets.

•
Fragrance — Interparfums SA ("Interparfums") has been Coach's fragrance licensee since 2015. Fragrance is distributed through Coach brand retail stores, our Internet sales sites, department and specialty stores worldwide, and select perfumeries in major global markets. Coach offers women's fragrance collections which include eau de perfume spray, eau de toilette spray, purse spray, and body lotion.

DESIGN AND MERCHANDISING
Coach brand's design team, led by the Executive Creative Director, Mr. Stuart Vevers, and Stuart Weitzman brand's design team, currently led by Mr. Stuart Weitzman, are responsible for conceptualizing and directing the design of all products. Designers have access to the Company's extensive archives of product designs created since each brand's inception, which are a valuable resource for new product concepts. Our designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Merchandisers also manage the product life cycle to maximize sales and profitability across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists help each brand execute design concepts that are consistent with the brand's strategic direction.
Our design and merchandising teams also work in close collaboration with all of our licensing partners to ensure that the licensed products (e.g., watches, footwear, eyewear and fragrance under the Coach brand) are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brands.
MARKETING
Our global marketing strategy is to deliver a consistent, relevant and multi-layered message every time the consumer comes in contact with our brands through our communications and visual merchandising. Our image is created and executed by our creative marketing, visual merchandising and public relations teams, as well as with outside creative agencies. We also have a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends.
In conjunction with promoting a consistent global image, we use our extensive customer database and consumer knowledge to target specific products and communications to specific consumers to efficiently stimulate sales across all distribution channels.
We engage in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. Total expenses attributable to the Company's marketing-related events in fiscal 2016 were $202.2 million, or approximately 5% of net sales, compared to $160.9 million in fiscal 2015, or approximately 4% of net sales.
Our wide range of direct marketing activities include email contacts and catalogs targeted to promote sales to consumers in their preferred shopping venue. In addition to building brand awareness and driving online revenue, our websites serve as an effective brand communication vehicle by providing a showcase environment where consumers can browse through a strategic offering of the latest styles and colors, which drives store traffic and enables the collection of customer data.
As part of our direct marketing strategy, we use databases primarily consisting of approximately 32 million households in North America, approximately 13 million households in Asia and approximately 776,000 households in Europe. Email contacts and direct mail pieces are an important part of our communication and are sent to selected households to stimulate consumer purchases and build brand awareness. Visitors to our e-commerce sites in the U.S., Canada, Japan, mainland China, the United Kingdom and South Korea provide an opportunity to increase the size of these databases, as well as point of sale transactions globally except where restricted.
In fiscal 2016, Coach had informational websites in Mexico, Hong Kong, Korea, Malaysia, Singapore, Taiwan, France, Spain and Saudi Arabia, as well as a global informational website where customers from various other countries are directed. In addition, the Company utilizes and continues to explore digital technologies such as blogs and social media websites, including Twitter, Facebook, Instagram, Pinterest, WeChat and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
The Coach brand and Stuart Weitzman brand also run national, regional and local marketing campaigns in support of major selling seasons. As a key pillar of the transformation plan, Coach brand has expanded its marketing initiatives to more clearly message the brand's unique modern luxury positioning, rooted in a 75 year history of authenticity and craftsmanship, augmented by Executive Creative Director Stuart Vevers's modern interpretation of American fashion. We plan to continue to support this strategy in the future through an increased presence in relevant fashion, media events and publications.
MANUFACTURING
Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including Vietnam, mainland China, the Philippines, India, Thailand, Italy, Spain, Hong Kong, Myanmar and the United States. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the lowest cost and help limit the impact of manufacturing in inflationary markets. During fiscal 2016, the Coach brand had two vendors, both located in Vietnam, who individually provided over 10% of the brand's total units (or approximately 28% in the aggregate). During fiscal 2016, Stuart Weitzman had two vendors, both located in Spain, who individually provided over 10% of the brands total units (or approximately 30% in the aggregate). No other individual vendor currently provides more than approximately 10% of either brand’s total units.

Before partnering with a new vendor, Coach evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a random basis. We believe that our manufacturing partners are in material compliance with Coach’s integrity standards.
These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences.
Our raw material suppliers, independent manufacturers and licensing partners, must achieve and maintain high quality standards, which are an integral part of our identity. One of our keys to success lies in the rigorous selection of raw materials. We have longstanding relationships with purveyors of fine leathers and hardware. Although our products are manufactured by independent manufacturers, we maintain a level of oversight in the selection of the raw materials that are used in all of our products. Compliance with quality control standards is monitored through on-site quality inspections at independent manufacturing facilities.
We maintain control of the supply chain process from design through manufacture. We are able to do this by qualifying raw material suppliers and by maintaining sourcing management offices in Vietnam, China, Hong Kong the Philippines and Spain that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities.
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
Outside of North America, the Company has established regional distribution centers, through third-parties, in Shanghai, China and Oldenzaal, The Netherlands for Coach brand products. Coach also operates local distribution centers, through third-parties, in Japan, China, Hong Kong, Macau, South Korea, Taiwan, Malaysia and Singapore for Coach brand products as well as in the United States, Canada and Spain for Stuart Weitzman brand products.
INFORMATION SYSTEMS
The foundation of Coach's information systems is its Enterprise Resource Planning (“ERP”) system. Within the Coach brand, this integrated system supports finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for our transactional information. Complementing our current ERP system are several other solutions. The Company's data warehouse system summarizes the transaction information and provides a global platform for management reporting. The supply chain management systems support product development, procurement, inventory planning and reporting functions.
Under the Coach brand, in North America, product fulfillment is facilitated by our highly automated warehouse management system and electronic data interchange system, while the unique requirements of our Internet business are supported by Coach’s order management and e-commerce systems. Internationally, the Coach brand selectively relies on the warehouse and distribution systems owned by the third-parties that operate certain of our international distributions centers. Additionally, the point-of-sale system supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. Updates and upgrades of these systems are made on a periodic basis in order to ensure that we constantly improve our functionality.
Stuart Weitzman warehouse and distribution fulfillment is facilitated by the brand's warehouse management system in North America and Europe. Stuart Weitzman's retail point-of-sale system supports all in-store transactions, including daily management sales reporting, payroll, sales tax, and store inventory management.
As discussed further within Note 3, "Restructuring Activities," on April 26, 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model, including the replacing and updating our core technology platforms and the retirement of certain information systems, including Stuart Weitzman.
TRADEMARKS AND PATENTS
Coach owns all of the material worldwide trademark rights used in connection with the production, marketing and distribution of all Coach branded and Stuart Weitzman branded products. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which all of its products are sold. Major trademarks include COACH, COACH NEW YORK, COACH and Horse & Carriage

Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design, and Op Art C Design, COACH LEATHERWARE EST. 1941, SW1, IN OUR SHOES, and STUART WEITZMAN. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach and Stuart Weitzman names are important for its business. In addition, Coach owns several design patents and utility patents for its Coach and Stuart Weitzman branded products. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.
The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.
SEASONALITY
Seasonality primarily impacts the Coach brand. Because Coach brand's products are frequently given as gifts, we experience seasonal variations in net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
GOVERNMENT REGULATION
Most of Coach's imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. Coach is not materially restricted by quotas or other government restrictions in the operation of its business, however customs duties do represent a component of total product cost. To maximize opportunities, we operate complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, Coach operates a direct import business in many countries worldwide. As a result, Coach is subject to stringent government regulations and restrictions with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality and safety of Coach’s products. Coach maintains an internal global trade and customs organization to help manage its import/export activity.
COMPETITION
The global premium men's and women's handbag, accessories and footwear categories are highly competitive. Coach, Inc. competes primarily with European and American luxury and accessible luxury brands as well as private label retailers. Over the last several years these industries have grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition drives interest in these brand loyal categories.
EMPLOYEES
As of July 2, 2016, Coach brand employed approximately 15,100 globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 8,600 and 3,900 were full time and part time employees, respectively, in the global retail field. As of July 2, 2016, Stuart Weitzman employed approximately 700 people globally, including both full and part-time employees, but excluding seasonal and temporary employees. Of these employees, approximately 400 were employees in the global retail field.
Coach believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See the Note 15, "Segment Information" presented in the Notes to the Consolidated Financial Statements for geographic information.

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
The successful execution of our multi-year transformation and operational efficiency initiatives is key to the long-term growth of our business.
During the fourth quarter of fiscal 2014, we announced a multi-year strategic plan with the objective of transforming the brand and reinvigorating growth, which will enable the Company to return to ‘best-in-class’ profitability. Key operational and cost elements in order to fund and execute this plan included: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores, (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of our Coach brand, drive sales growth and promote our new strategy; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site. The Company's execution of these key operational and cost measures was concluded during fiscal 2016. The Company believes that long-term growth will be realized through these transformational efforts over time. There is no assurance that such efforts will be successful in achieving long-term growth or changing the perception of the Company from an accessories brand to a global lifestyle brand.
During the fourth quarter of fiscal 2016, we announced a plan to enhance organizational efficiency, update core technology platforms and streamline the Company’s supply chain network. These initiatives were undertaken as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model. The charges under this plan began in the fourth quarter of fiscal 2016 and we anticipate they will be substantially complete by the end of fiscal year 2017. There is no assurance these actions will be successful in achieving our intended results.
Actual costs incurred and the timeline of these initiatives may differ from our expectations. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, "Restructuring Activities" for further information regarding these initiatives.
If the execution of our plans or strategies fall short, our business, financial condition and results of operation could be materially adversely affected.
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
Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We currently plan to open additional Coach and Stuart Weitzman stores in mainland China, Europe and other international markets, both directly and through strategic partners. Our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Further, such markets will have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and therefore may be dilutive to our brands in the short-term. In many of these countries, there is significant competition to attract and retain experienced and talented employees.
Consequently, if our international expansion plans are unsuccessful, or we are unable to retain and/or attract key personnel, our business, financial condition and results of operation could be materially adversely affected.

We face risks associated with operating in international markets.
We operate on a global basis, with approximately 45% of our net sales coming from operations outside of United States. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•
political or economic instability or changing macroeconomic conditions in our major markets, including the impact of (1) the United Kingdom voting to leave the European Union in its referendum on June 23, 2016 and (2) the outcome of the 2016 U.S. Presidential election. On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations;

•
changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates;

•	compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, which in general concern the bribery of foreign public officials;

•	changes in tourist shopping patterns, particularly that of the Chinese consumer;

•	natural and other disasters;

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
Demand for our products, and consumer spending in the premium handbag, footwear and accessories categories generally, is significantly impacted by trends in consumer confidence, general business conditions, interest rates, foreign currency exchange rates, the availability of consumer credit, and taxation. Consumer purchases of discretionary luxury items, such as the Company's products, tend to decline during recessionary periods or periods of sustained high unemployment, when disposable income is lower.
Unfavorable economic conditions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which our stores are located.
In addition, the success of our retail stores located within malls and shopping centers may be impacted by (1) the location of the store within the mall or shopping center, (2) surrounding tenants or vacancies; (3) increased competition in areas where malls or shopping centers are located; (4) the amount spent on advertising and promotion to attract consumers to the mall; and (5) a shift towards online shopping resulting in a decrease in mall traffic.
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

Increases in our costs, such as raw materials, labor or freight could negatively impact our gross margin. Labor costs at many of our manufacturers have been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. Furthermore, the cost of transportation may fluctuate significantly if oil prices show volatility. We may not be able to offset such increases in raw materials, labor or transportation costs through pricing measures or other means.
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
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our growth strategy is acquisitions, such as our acquisition of Stuart Weitzman Holdings, LLC during fiscal 2015. Our management team has and will consider growth strategies and expected synergies when considering any acquisition, and while we continually review potential acquisition opportunities, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
The integration process of any newly acquired company may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business, such as Stuart Weitzman, and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

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
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet.  We are required annually, or as facts and circumstances exist, to test goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in fiscal 2016, fiscal 2015 and fiscal 2014; however, we cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.

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
In addition, we maintain e-commerce sites in the U.S., Canada, U.K., Japan, mainland China and South Korea and have plans for additional e-commerce sites in other parts of the world. Additionally, Coach has informational websites in various countries, as described in Item I, "Business." Lastly, our e-commerce programs also include an invitation-only Coach outlet flash sale site. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer viruses or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
The success of our business depends on our ability to retain the value of the Coach brand and the Stuart Weitzman brand and to respond to changing fashion and retail trends in a timely manner.
We believe that the Coach brand, established 75 years ago, is regarded as America's preeminent designer, producer, and marketer of fine accessories and gifts for women and men. We attribute the prominence of the Coach brand to the unique combination of our original American attitude and design, our heritage of fine leather goods and custom fabrics, our superior product quality and durability and our commitment to customer service. Furthermore, the Stuart Weitzman brand is viewed as a leading design house of women's luxury footwear within North America, with a strong opportunity for growth globally, and is built upon the idea of crafting a beautifully-constructed shoe, merging fashion and function. Any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted. Our success also depends in part on our ability to execute on our plans and strategies, including our Transformation Plan and operational efficiency initiatives. Even if our products, marketing campaigns and retail environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact our business, financial condition, and results of operations.

Our business is exposed to foreign currency exchange rate fluctuations.
We monitor our global foreign currency exposure. In order to minimize the impact on earnings of foreign currency rate movements, we hedge our subsidiaries’ U.S. dollar-denominated inventory purchases in Japan and Canada and Euro-denominated inventory purchases in Spain, as well as the Company's cross currency denominated intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Our continued international expansion will increase our exposure to foreign currency fluctuations. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars.
As a result of operating retail stores outside of the U.S., we are also exposed to market risk from fluctuations in foreign currency exchange rates. For example, the announcement of Brexit caused significant volatility in the global stock markets and currency exchange rate fluctuations. A substantial weakening of foreign currencies against the U.S. dollar could impact consumers’ willingness or ability to travel abroad and/or purchase our products while traveling, as well as require us to raise our retail prices or reduce our profit margin in various locations outside of the U.S. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.
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
Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure our brands and negatively affect sales.
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
Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of, or significant fluctuations in the cost of, raw materials;

•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;

•	imposition of additional duties, taxes and other charges on imports or exports;

•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;

•	compliance with our Global Business Integrity Program;

•	compliance by our independent manufacturers and suppliers with our Global Operating Principles and/or Supplier Code of Conduct, as applicable;

•
compliance with U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products and the FCPA and U.K. Bribery Act, as applicable;

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
In addition, we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Global Operating Principles and/or Supplier Code of Conduct; however, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program, Global Operating Principles and Supplier Code of Conduct are available through our website, www.coach.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
We are dependent on a limited number of distribution and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business. Because our distribution centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. We maintain a distribution center in Jacksonville, Florida, operated by Coach. To support our growth in mainland China and Europe, we established distribution centers in Shanghai, China and Oldenzaal, The Netherlands, owned and operated by a third-party, allowing us to better manage the logistics in these regions while reducing costs. We also operate distribution centers, through third-parties, in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, The United States, Spain, Canada and South Korea. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
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
The ability to successfully execute against our goals is heavily dependent on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by: our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Our transformation plan and operational efficiency initiatives and their attendant organizational changes, as well as the impact of Brexit, may intensify this risk.
We depend on the guidance of our senior management team and other key employees who have significant experience and expertise in our industry and our operations. In recent years, we have evolved our senior leadership team and have focused on retaining key roles. The unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person or similar life insurance policies on any of senior management team or other key personnel.
Our North American wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.
Our North American wholesale business comprised approximately 4% of total net sales for fiscal 2016. Continued fragmentation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. Despite our planned reduction in markdown allowances during fiscal 2017, such promotional activity could negatively impact our brands, which could affect our business, results of operations, and financial condition.
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
Seasonality primarily impacts the Coach brand. Because Coach brand's products are frequently given as gifts, we have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year, which includes the holiday months of November and December. Poor sales in the Company's second fiscal quarter would have a material adverse effect on its full year operating results and result in higher inventories. In addition, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.

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
We also may decide not to renew our agreements with our licensing partners.  For example, we do not intend to renew our agreement with our existing footwear licensing partner when it expires in late fiscal 2017, and bring the category in-house.  While we believe we have the infrastructure and systems in place to bring this category in-house, we may face unexpected difficulties or costs in connection with this process.
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
We could experience disruptions to our operations in connection with the relocation to our new global corporate headquarters.
The Company entered into various agreements relating to the development of the Company’s new global corporate headquarters in a new office building located at 10 Hudson Yards in New York City. On August 1, 2016, the Company sold its ownership interest in the building and substantially all of the related tenant improvements for a purchase price of approximately $707 million (net of approximately $77 million due to the developer of Hudson Yards) before transaction costs of $26 million, resulting in a gain of about $30 million, which will be amortized through selling, general and administrative expenses over the lease term of 20 years. The Company has simultaneously entered into a 20-year lease for the headquarters space, comprised of approximately 694,000 square feet. Refer to Note 11, "Commitments and Contingencies," and Note 19, "Subsequent Events," for further information. We began occupying the new building during fiscal 2016, with occupancy in the new global headquarters expected to be complete in the first half of fiscal 2017.
Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with this project may be higher than estimated and it may take longer than expected to complete the project. In addition, the process of moving our headquarters is inherently complex and not part of our day to day operations. Thus, our move could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.
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
Our common stock is presently traded on the NYSE. Any HDR holder may at any time request that their HDRs be withdrawn and exchanged into common stock for trading on the NYSE. Upon the exchange of HDRs into common stock, the relevant HDRs will be canceled. In the event that a substantial number of HDRs are withdrawn and exchanged into Common Stock and subsequently canceled, the liquidity of the HDRs on the Hong Kong Stock Exchange might be adversely affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key distribution, corporate and product development facilities as of July 2, 2016. The majority of the properties are leased, with the leases expiring at various times through 2027, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	North America distribution and consumer service	850,000
New York, New York	Corporate, design, sourcing and product development	285,000(1)
Carlstadt, New Jersey	Corporate offices	65,000
New York, New York	Stuart Weitzman corporate, design, sourcing and product development	37,500
Tokyo, Japan	Coach Japan regional management	32,300
Shanghai, China	Greater China (including Hong Kong, Macau, and mainland China) regional management	23,000
Hong Kong	Coach Inc. regional management	20,200
South Korea	Coach South Korea regional management	18,000
Shanghai, China	Coach Asia shared service center	17,700
Hong Kong	Corporate sourcing and quality control	17,000(2)
Dongguan, China	Corporate sourcing, quality control and product development	16,700
Alicante, Spain	Stuart Weitzman regional management, sourcing and quality control	13,300
Ho Chi Minh City, Vietnam	Corporate sourcing and quality control	10,200
Fort Lauderdale, Florida	Stuart Weitzman corporate management	12,100
London	Coach Europe regional management	8,000
Taipei City, Taiwan	Coach Taiwan regional management	6,400
Malaysia	Coach Malaysia regional management	3,800
Singapore	Coach Singapore regional management	2,900
Beijing, China	Greater China regional management	2,800
Clark, Philippines	Corporate sourcing and quality control	2,400

(1)
Represents a Coach-owned location. As of July 2, 2016, the Company possessed an equity method investment in Hudson Yards related to an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan, the Hudson Yards joint venture, with the Company owning less than 43% of the joint venture. On August 1, 2016, the Company sold its investments, and executed an agreement to lease back approximately 694,000 square feet of office space for a 20-year term. Refer to Note 19, "Subsequent Events," for further information. The property associated with this joint venture is not included in the square footage above.

(2)	Represents a Coach-owned location.
As of July 2, 2016, the Company also occupied 228 Coach retail and 204 Coach outlet leased stores located in North America, 522 Coach-operated concession shop-in-shops within department stores, Coach retail and outlet stores in our international locations, and 75 Stuart Weitzman stores globally. These leases expire at various times through 2036. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, and litigation with present or former employees.
As part of Coach’s policing program for its intellectual property rights, from time to time, the Company files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, copyright infringement, unfair competition, trademark dilution and/or state or foreign law claims. At any given point in time, Coach may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Coach’s intellectual properties.
Although the Company's litigation as a defendant is routine and incidental to the conduct of Coach’s business, as well as for any business of its size, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Coach Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” Coach’s Hong Kong Depositary Receipts have been listed on the Hong Kong Stock Exchange since December 2011 and the issuance from time-to-time of these Hong Kong Depositary Receipts has not been registered under the Securities Act, or with any securities regulatory authority of any state or other jurisdiction of the United States and is being made pursuant to Regulation S of the Securities Act. Accordingly, they may not be re-offered, resold, pledged or otherwise transferred in the United States or to, or for the account of, a “U.S. person” (within the meaning of Regulation S promulgated under the Securities Act), unless the securities are registered under the Securities Act or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, and hedging transactions involving the Hong Kong Depositary Receipts may not be conducted unless in compliance with the Securities Act. No additional common stock was issued, nor capital raised through this listing.
The following table sets forth, for the fiscal periods indicated, the high, low and closing prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Index.

	High	Low	Closing	Dividends Declared per Common Share
Fiscal 2016 Quarter ended:
September 26, 2015	$35.98	$27.62		$0.3375
December 26, 2015	33.45	27.22		0.3375
March 26, 2016	39.95	30.06		0.3375
July 2, 2016	42.13	36.64	$40.73	0.3375

Fiscal 2015 Quarter ended:
September 27, 2014	$37.70	$33.39		$0.3375
December 27, 2014	37.60	32.72		0.3375
March 28, 2015	43.87	35.65		0.3375
June 27, 2015	43.45	34.00	$36.12	0.3375
As of August 5, 2016, there were 3,901 holders of record of Coach’s common stock.
Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2016, to be filed with the Securities and Exchange Commission (The “Proxy Statement”), is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the S&P 500 Stock Index and the “peer set" companies listed below over the five-fiscal-year period ending July 2, 2016, the last trading day of Coach’s most recent fiscal year. The graph assumes that $100 was invested on July 2, 2011 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a peer set index compiled by us tracking the peer group companies listed below, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Kate Spade & Company,

•	Abercrombie & Fitch Co., and

•	Michael Kors Holdings Limited

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
COH	$100.00	$89.99	$89.82	$55.77	$60.60	$71.09
Peer Set	$100.00	$116.59	$166.57	$213.00	$243.61	$228.25
S&P 500	$100.00	$103.94	$125.34	$156.24	$170.88	$174.86

ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 2, 2016 has been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)
	July 2, 2016(2)(5)	June 27, 2015(3)(5)	June 28, 2014(4)(5)	June 29, 2013(4)(5)	June 30, 2012(4)(5)
	(millions, except per share data)
Consolidated Statements of Income:
Net sales	$4,491.8	$4,191.6	$4,806.2	$5,075.4	$4,763.2
Gross profit	3,051.3	2,908.6	3,297.0	3,698.1	3,466.1
Selling, general and administrative ("SG&A") expenses	2,397.8	2,290.6	2,176.9	2,173.6	1,954.1
Operating income	653.5	618.0	1,120.1	1,524.5	1,512.0
Net income	460.5	402.4	781.3	1,034.4	1,038.9
Net income:
Per basic share	$1.66	$1.46	$2.81	$3.66	$3.60
Per diluted share	$1.65	$1.45	$2.79	$3.61	$3.53
Weighted-average basic shares outstanding	277.6	275.7	277.8	282.5	288.3
Weighted-average diluted shares outstanding	279.3	277.2	280.4	286.3	294.1
Dividends declared per common share	$1.350	$1.350	$1.350	$1.238	$0.975

Consolidated Percentage of Net Sales Data:
Gross margin	67.9%	69.4%	68.6%	72.9%	72.8%
SG&A expenses	53.4%	54.6%	45.3%	42.8%	41.0%
Operating margin	14.5%	14.7%	23.3%	30.0%	31.7%
Net income	10.3%	9.6%	16.3%	20.4%	21.8%

Consolidated Balance Sheet Data:
Working capital	$1,346.2	$1,671.8	$1,042.1	$1,348.4	$1,086.4
Total assets	4,892.7	4,666.9	3,663.1	3,531.9	3,104.3
Cash, cash equivalents and investments	1,878.0	1,931.8	1,353.1	1,332.2	923.2
Inventory	459.2	485.1	526.2	524.7	504.5
Total debt	876.2	890.4	140.5	1.0	23.4
Stockholders' equity	2,682.9	2,489.9	2,420.6	2,409.2	1,992.9

	Fiscal Year Ended(1)
	July 2, 2016(2)	June 27, 2015(3)	June 28, 2014(4)	June 29, 2013(4)	June 30, 2012(4)
Coach Operated Store Data:
Stores open at fiscal year-end:
North American retail stores	228	258	332	351	354
North American outlet stores	204	204	207	193	169
Coach International	522	503	475	409	368
Stuart Weitzman stores	75	54	—	—	—
Total stores open at fiscal year-end	1,029	1,019	1,014	953	891

Store square footage at fiscal year-end:
North American retail stores	659,376	728,833	910,003	952,422	959,099
North American outlet stores	1,232,770	1,189,018	1,132,714	982,202	789,699
Coach International	1,086,315	1,030,695	918,995	768,567	665,396
Stuart Weitzman stores	117,820	91,101	—	—	—
Total store square footage at fiscal year-end	3,096,281	3,039,647	2,961,712	2,703,191	2,414,194

Average store square footage at fiscal year-end:
North American retail stores	2,892	2,825	2,741	2,713	2,709
North American outlet stores	6,043	5,829	5,472	5,089	4,673
Coach International	2,081	2,049	1,935	1,879	1,808
Stuart Weitzman stores	1,571	1,687	—	—	—

(1)	The Company’s fiscal year ends on the Saturday closest to June 30. Fiscal year 2016 was a 53-week year. Fiscal years 2015, 2014, 2013 and 2012 were each 52-week years.

(2)	The Company acquired the Stuart Weitzman Canada distributor in the fourth quarter of fiscal 2016 (which included the impact of an additional 14 retail stores).

(3)	The Company acquired Stuart Weitzman in the fourth quarter of fiscal 2015.

(4)
The Company acquired its international businesses from its former distributors as follows: fiscal 2014 — the remaining 50% interest in Europe; fiscal 2013 — Malaysia and South Korea; fiscal 2012 — Singapore and Taiwan.

(5)
For all fiscal years presented below, the Company recorded certain items which affect the comparability of our results. See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2016, fiscal 2015, and fiscal 2014. During fiscal 2013, the Company incurred charges recorded in SG&A expenses and cost of sales of $48.4 million and $4.8 million, respectively, relating to the strategic reassessment of the Reed Krakoff business, streamlining our organizational model and reassessing the fleet of our retail stores and inventories. During fiscal 2012, the Company decreased its provision for income taxes by $23.9 million, primarily as a result of recording the effect of a revaluation of certain deferred tax asset balances due to a change in Japan's corporate tax laws and the favorable settlement of a multi-year transfer pricing agreement within Japan. The Company used the net income favorability to contribute an aggregate $39.2 million to the Coach Foundation. The following table reconciles the Company's reported results on a U.S. GAAP basis to our adjusted results that exclude these items:

				Net Income
Fiscal 2016	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,051.3	$2,397.8	$653.5	$460.5	$1.65
Excluding Non-GAAP Charges	1.1	(122.0)	123.1	91.2	0.33
Adjusted: (Non-GAAP Basis)	$3,052.4	$2,275.8	$776.6	$551.7	$1.98

				Net Income
Fiscal 2015	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$2,908.6	$2,290.6	$618.0	$402.4	$1.45
Excluding Non-GAAP Charges	9.7	(160.8)	170.5	128.8	0.47
Adjusted: (Non-GAAP Basis)	$2,918.3	$2,129.8	$788.5	$531.2	$1.92

				Net Income
Fiscal 2014	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,297.0	$2,176.9	$1,120.1	$781.3	$2.79
Excluding Non-GAAP Charges	82.2	(49.3)	131.5	88.3	0.31
Adjusted: (Non-GAAP Basis)	$3,379.2	$2,127.6	$1,251.6	$869.6	$3.10

				Net Income
Fiscal 2013	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,698.1	$2,173.6	$1,524.5	$1,034.4	$3.61
Excluding Non-GAAP Charges	4.8	(48.4)	53.2	32.6	0.11
Adjusted: (Non-GAAP Basis)	$3,702.9	$2,125.2	$1,577.7	$1,067.0	$3.73

				Net Income
Fiscal 2012	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,466.1	$1,954.1	$1,512.0	$1,038.9	$3.53
Excluding Non-GAAP Charges	—	(39.2)	39.2	—	—
Adjusted: (Non-GAAP Basis)	$3,466.1	$1,914.9	$1,551.2	$1,038.9	$3.53

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
EXECUTIVE OVERVIEW
The fiscal year ended July 2, 2016 was a 53-week period, and the fiscal years ended June 27, 2015 and June 28, 2014 were each 52-week periods.
Coach, Inc. is a leading New York design house of modern luxury accessories and lifestyle brands. The Coach brand was established in New York City in 1941, and has a rich heritage of pairing exceptional leathers and materials with innovative design. Coach, Inc. acquired Stuart Weitzman, a leader in women's designer footwear, during the fourth quarter of fiscal 2015.
Coach, Inc. operates in three segments: North America (Coach brand), International (Coach brand), and Stuart Weitzman. The North America segment includes sales of Coach brand products to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales of Coach brand products to customers through Coach-operated stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 55 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe. Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in licensing and disposition channels. As the Company's business model is based on multi-channel and brand global distribution, our success does not depend solely on the performance of a single channel or geographic area.
We are focused on driving long-term growth and best in class profitability through the following key initiatives:
Drive brand relevance

•	Transform the Coach brand into a modern luxury brand by continuing to evolve across the key consumer touchpoints of product, stores and marketing.

•	Reinvigorate growth and brand relevance through our differentiated positioning, which combines our history of heritage and craftsmanship with Stuart Vevers's modern creative vision.

•	Raise brand awareness and increase market share for the Stuart Weitzman brand globally, building upon the company's strong momentum and core brand equities of fusing fashion with fit.
Grow our business internationally

•	Continue to increase the Coach brand's penetration internationally, most notably in mainland China and Europe.

•	Support the development of the Stuart Weitzman brand, particularly in Asia.
Harness the power of the digital world

•	Continue to accelerate the development of our digital programs and capabilities world-wide, reflecting the change in consumer shopping behavior globally.
Build an infrastructure to support future growth initiatives

•	Create an agile and scalable business model to support sustainable/future growth for Coach, Inc.

Transformation Plan
During the fourth quarter of fiscal 2014, Coach, Inc. announced a multi-year strategic plan with the objective of transforming the Coach brand and reinvigorating growth, which we believe will enable the Company to return to ‘best-in-class’ profitability. This Transformation Plan was built on the core brand equities of quality and craftsmanship with the aim of evolving our competitive value proposition. We believe our strategy offers significant growth opportunities in handbags and accessories, as well as in the broader set of lifestyle categories that we have operated in for some time but have historically been less developed, including footwear and ready-to-wear. This strategy required an integrated holistic approach, across product, stores and marketing and promotional activities, and entails the roll-out of carefully crafted aspirational marketing campaigns to define the Coach brand and to deliver a fuller and more consistent brand expression.
Key operational and cost measures of the Transformation Plan included: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of our Coach brand, drives sales growth and promote our new strategy, which started in fiscal 2015; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site, which began in fiscal 2014. The Company's execution of these key operational and cost measures was concluded during fiscal 2016, and we believe that long-term growth will be realized through these transformational efforts over time. For further discussion of charges incurred in connection with the Transformation Plan, see "GAAP to Non-GAAP Reconciliation," herein.
Operational Efficiency Plan
On April 26, 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan will be recorded within SG&A expenses, and will be substantially complete by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. Refer to Note 3, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation" for further information.
Current Trends and Outlook
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
Political and economic instability or changing macroeconomic conditions that exist in our major markets, including the impact of (1) the United Kingdom voting to leave the European Union in its referendum on June 23, 2016 and (2) the outcome of the 2016 U.S. Presidential election, have further contributed to this uncertainty. On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit.” As a result of the referendum, it's expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees.
Additional macroeconomic events including foreign exchange rate volatility in various parts of the world, recent and evolving impacts of economic and geopolitical events in Hong Kong, Macau and mainland China ("Greater China"), the impact of terrorist acts (particularly in Europe), disease epidemics and a slowdown in emerging market growth (particularly in Asia) have contributed to this uncertainty. Our results have been negatively impacted by foreign exchange rate fluctuations, and will continue to fluctuate with future volatility.
Certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. Despite our planned reduction in markdown allowances during fiscal 2017, such promotional activity could negatively impact our brands, which could affect our business, results of operations, and financial condition. Over the next year, we expect to continue investing in the elevation of shop-in-shop environments, and rationalizing the distribution footprint in the North America wholesale channel by closing about 25% of doors from fiscal 2016 year-end levels.

Certain limited and recent factors within the U.S., including an improvement in the labor and housing markets and modest growth in overall consumer spending, suggest a potential moderate strengthening in the U.S. economic outlook. It is still, however, too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our outlook. As a result of these factors, several organizations that monitor the world's economy, including the International Monetary Fund, have modestly decreased overall global growth forecasts for the remainder of calendar 2016 and calendar 2017.
We will continue to monitor these trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
Furthermore, refer to Part I, Item 1 - "Business," for additional discussion on our expected store openings and closures within each of our segments. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A - "Risk Factors" included in this Annual Report on Form 10-K.

FISCAL 2016 COMPARED TO FISCAL 2015
The following table summarizes results of operations for fiscal 2016 compared to fiscal 2015. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	July 2, 2016		June 27, 2015		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,491.8	100.0%	$4,191.6	100.0%	$300.2	7.2%
Gross profit	3,051.3	67.9	2,908.6	69.4	142.7	4.9
SG&A expenses	2,397.8	53.4	2,290.6	54.6	107.2	4.7
Operating income	653.5	14.5	618.0	14.7	35.5	5.7
Interest expense, net	(26.9)	(0.6)	(6.4)	(0.2)	(20.5)	NM
Income before provision for income taxes	626.6	14.0	611.6	14.6	15.0	2.5
Provision for income taxes	166.1	3.7	209.2	5.0	(43.1)	(20.6)
Net income	460.5	10.3	402.4	9.6	58.1	14.4
Net income per share:
Basic	$1.66		$1.46		$0.20	13.7%
Diluted	$1.65		$1.45		$0.20	13.6%
NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2016 and 2015 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan, and Acquisition-Related Costs, as noted in the following tables. Refer to page 43 for further discussion on the Non-GAAP Measures.

COACH, INC.

GAAP TO NON-GAAP RECONCILIATION
For the Years Ended July 2, 2016 and June 27, 2015

	July 2, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,051.3	$—	$—	$(1.1)	$3,052.4
SG&A expenses	2,397.8	44.1	43.9	34.0	2,275.8
Operating income	653.5	(44.1)	(43.9)	(35.1)	776.6
Provision for income taxes	166.1	(10.7)	(10.3)	(10.9)	198.0
Net income	460.5	(33.4)	(33.6)	(24.2)	551.7
Diluted net income per share	1.65	(0.12)	(0.12)	(0.09)	1.98

	June 27, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,908.6	$(5.0)	$—	$(4.7)	$2,918.3
SG&A expenses	2,290.6	140.9	—	19.9	2,129.8
Operating income	618.0	(145.9)	—	(24.6)	788.5
Provision for income taxes	209.2	(38.1)	—	(3.6)	250.9
Net income	402.4	(107.8)	—	(21.0)	531.2
Diluted net income per share	1.45	(0.39)	—	(0.08)	1.92
Fiscal 2016 Items
In fiscal 2016, the Company incurred pre-tax charges, as follows:

•
Transformation and Other Actions - $44.1 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs, lease termination charges and accelerated depreciation as a result of store renovations within North America and select International stores;

•	Operational Efficiency Plan - $43.9 million primarily related to organizational efficiency costs and, to a lesser extent, network optimization costs; and

•
Acquisition-Related Costs - $35.1 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $27.6 million is primarily related to charges attributable to contingent payments and integration-related activities (of which $19.4 million is recorded within unallocated corporate expenses within the Coach brand and $8.2 million is recorded within the Stuart Weitzman segment, resulting in a decrease in operating income of $19.4 million and $8.2 million, respectively), and $7.5 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset, distributor relationships and inventory step-up, all recorded within the Stuart Weitzman segment resulting in a $7.5 million decrease in operating income.

Total Transformation Plan, Operational Efficiency Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $122.0 million and cost of sales by $1.1 million, negatively impacting net income by $91.2 million, or $0.33 per diluted share. Refer to the "Executive Overview" herein and Note 3, "Restructuring Activities," for further information regarding these plans.
Additional actions under our Operational Efficiency Plan will continue into fiscal 2017, with expected incremental charges of around $20 million to $35 million (which will primarily relate to the costs of replacing and updating the Company’s core technology platforms, as well as office location and supply chain consolidations). Furthermore, the Company expects to incur additional aggregate Stuart Weitzman pre-tax Acquisition-Related Costs of around $20 million in fiscal 2017, which will primarily include the impact of contingent payments, and to a lesser extent, office lease termination charges.
Fiscal 2015 Items
In fiscal 2015, the Company incurred charges as follows:

•
Transformation and Other Actions - $145.9 million under our Coach brand Transformation Plan due to accelerated depreciation and lease termination charges as a result of store updates and closures within North America and select International stores, organizational efficiency charges and charges related to the destruction of inventory;

•
Acquisition-Related Costs - $24.6 million total acquisition-related costs, of which $17.1 million primarily related to consulting and legal costs related to the acquisition of Stuart Weitzman Holdings LLC, as well as costs attributable to contingent payments related to the acquisition (of which $15.8 million is recorded within unallocated corporate expenses within the Coach brand and $1.3 million is recorded within the Stuart Weitzman segment, resulting in a decrease in operating income of $15.8 million and $1.3 million, respectively), and $7.5 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the inventory step-up and order backlog asset, all recorded within the Stuart Weitzman segment resulting in a $7.5 million decrease in operating income.

These fiscal 2015 actions taken together increased the Company's SG&A expenses by $160.8 million and cost of sales by $9.7 million, negatively impacting net income by $128.8 million, or $0.47 per diluted share.

Summary - Fiscal 2016
Net sales in fiscal 2016 increased 7.2%, primarily due to the inclusion of a full fiscal year impact of the Stuart Weitzman brand, compared to approximately two months in the prior fiscal year, contributing to increased net sales of $301.7 million, as well as increased revenues from the Coach brand International business, partially offset by a decline in the North America business. This increase is inclusive of the favorable impact of the 53rd week in fiscal 2016, which resulted in incremental net revenues of $84.4 million. Excluding the effects of foreign currency, net sales increased 9.1%. Our gross profit increased by 4.9% to $3.05 billion during fiscal 2016 as compared to $2.91 billion in fiscal 2015. Excluding the impact of our non-GAAP charges as described in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased by 4.6%, to $3.05 billion. SG&A expenses increased by 4.7% to $2.40 billion in fiscal 2016. Excluding non-GAAP charges, SG&A expenses increased by 6.9% to $2.28 billion.
Net income increased 14.4% in fiscal 2016 as compared to fiscal 2015, primarily due to a decrease of $43.1 million in our provision for income taxes, as well as an increase in operating income of $35.5 million, partially offset by the impact of increased interest expense attributable to our debt. Net income per diluted share increased 13.6%, to $1.65, primarily due to higher net income. Excluding non-GAAP charges, net income and net income per diluted share increased 3.8% and 3.1%, respectively. The impact of the 53rd week contributed approximately $0.07 to net income per diluted share.
Currency Fluctuation Effects
The change in net sales in fiscal 2016 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales increased 7.2% or $300.2 million to $4.49 billion in fiscal 2016, inclusive of the favorable impact of the 53rd week in fiscal 2016, which resulted in incremental net revenues of $84.4 million. Excluding the effects of foreign currency, net sales increased 9.1% or $382.1 million. This increase was primarily due to the inclusion of a full year impact of the Stuart Weitzman brand and gains in the International business, partially offset by lower sales in North America. The following table presents net sales by reportable segment for fiscal 2016 compared to fiscal 2015:

	Fiscal Year Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	July 2, 2016	June 27, 2015		July 2, 2016	June 27, 2015
	(millions)
North America	$2,397.1	$2,467.5	(2.9)%	53.4%	58.9%
International	1,704.0	1,622.0	5.1	37.9	38.7
Other(1)	46.0	59.1	(22.2)	1.0	1.4
Coach brand	$4,147.1	$4,148.6	—	92.3%	99.0%
Stuart Weitzman	344.7	43.0	NM	7.7	1.0
Total net sales	$4,491.8	$4,191.6	7.2	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of Coach brand sales generated in licensing and disposition channels.
NM - Not meaningful
Net sales for the Coach brand, which includes the North America and International segments, as well as sales in the Other category, remained relatively flat in fiscal 2016 as compared to fiscal 2015, as described below. Excluding the unfavorable impact of foreign currency, net sales increased 1.8%.
North America Net Sales decreased 2.9% or $70.4 million to $2.40 billion in fiscal 2016. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $50.7 million or 2.1%. The following discussion is presented excluding the favorable impact of the 53rd week to net sales of $43.7 million and the impact of foreign currency. The decrease in net sales was primarily driven by lower comparable store sales of $70.0 million or 3.3%, primarily due to lower traffic, partially offset by higher transaction size and improved conversion. Excluding the negative impact of the Internet business on comparable store sales, which was primarily attributable to the impact of reduced outlet Internet events, comparable store sales decreased 3.0%. Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. Additionally, North America net sales declined by approximately $14 million due to the net impact of store closures and openings. Since the end of fiscal 2015, North America closed a net 30 retail stores. North America sales were also negatively impacted by lower wholesale sales of approximately $10.1 million, due to lower volume of shipments.
International Net Sales increased 5.1% or $82.0 million to $1.70 billion in fiscal 2016. Excluding the unfavorable impact of foreign currency, primarily within Asia, net sales increased $139.9 million or 8.6%. The following discussion is presented excluding the favorable impact of the 53rd week to net sales of $32.1 million and the impact of foreign currency. This increase was primarily due to an increase of $53.8 million in Europe due to an expanded wholesale and store distribution network and higher comparable store sales, an increase in Greater China (which includes Hong Kong and Macau) of $30.7 million due to net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in inbound tourist traffic, an increase in Asia (excluding Greater China and Japan) of $14.7 million due to the impact of net new store openings and an increase in Japan of $11.9 million due to overall higher transaction size and improved levels of customer conversion (particularly in retail) contributing to higher comparable store sales. Since the end of fiscal 2015, we opened 19 net new stores, with 13 net new stores in mainland China, Hong Kong and Macau and Japan, and 6 net new stores in the other regions.
Stuart Weitzman Net Sales increased $301.7 million to $344.7 million in fiscal 2016, including the favorable impact of the 53rd week in fiscal 2016, which resulted in incremental net revenues of $7.4 million. This increase was due to the inclusion of a full fiscal year impact of the Stuart Weitzman brand, compared to approximately two months in the prior fiscal year.
Gross Profit
Gross profit increased 4.9% or $142.7 million to $3.05 billion in fiscal 2016 from $2.91 billion in fiscal 2015. Gross margin for fiscal 2016 was 67.9% as compared to 69.4% in fiscal 2015. Excluding Non-GAAP charges of $1.1 million in fiscal 2016 and $9.7 million in fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 4.6% or $134.1 million to $3.05 billion from $2.92 billion in fiscal 2015, and gross margin was 68.0% in fiscal 2016 as compared to 69.6% in fiscal 2015. The gross margin decline of 150 basis points (or 160 basis points excluding non-GAAP items) was primarily due to the unfavorable effects of foreign currency on the Coach brand, and the inclusion of the Stuart Weitzman business in our full year fiscal 2016 results (which contains lower gross margins compared to the Coach brand).
Gross profit for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, decreased 1.4% or $39.8 million to $2.85 billion in fiscal 2016. Furthermore, gross margin for the Coach brand decreased 90 basis points from 69.6% in fiscal 2015 to 68.7% in the fiscal 2016, inclusive of an unfavorable 100 basis point foreign currency impact, as described below.
North America Gross Profit decreased 6.1% or $96.2 million to $1.48 billion in fiscal 2016. Gross margin decreased 210 basis points from 63.8% in fiscal 2015 to 61.7% in fiscal 2016. The decrease in gross margin is primarily attributable to increased promotional activity, primarily in our outlet and wholesale channels, negatively impacting gross margin by 240 basis points, partially offset by the impact of an improved mix of elevated product sales and higher initial mark-ups, primarily in our outlet stores, favorably impacting gross margin by 40 basis points.
International Gross Profit increased 3.0% or $37.4 million to $1.29 billion in fiscal 2016. Gross margin decreased 150 basis points from 77.0% in fiscal 2015 to 75.5% in fiscal 2016. Foreign currency negatively impacted gross margin by 210 basis points, primarily due to the Japanese Yen. Excluding the impact of foreign currency, International gross margin increased 60 basis points, primarily due to the favorable effects of decreased duty costs, positively impacting gross margin by 70 basis points. Furthermore, an improved mix of elevated product sales, particularly in Greater China and Japan, positively impacted gross margin by 50 basis points. These increases were partially offset by a less favorable geographic mix of our sales, negatively impacting gross margin by 40 basis points, particularly as a result of the growth of our Europe and international wholesale businesses.
Corporate Unallocated Gross Profit increased $24.8 million from $27.2 million in fiscal 2015 to $52.0 million in fiscal 2016, primarily due to the impact of favorable inventory production variances, decreased transformation-related charges and decreased inventory reserve charges.
Stuart Weitzman Gross Profit was $202.4 million in fiscal 2016, and $19.9 in fiscal 2015, due to the inclusion of a full fiscal year impact of the Stuart Weitzman brand, compared to approximately two months in the prior fiscal year. Furthermore, gross margin was 58.7% in fiscal 2016, compared to 46.4% in the short acquisition year of fiscal 2015 (which included the short-term impact of the amortization of the fair value of the inventory step-up).
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
The Company includes inbound product-related transportation costs from our service providers within cost of sales. The Company, similar to some companies, includes certain transportation-related costs related to our distribution network in SG&A expenses rather than in cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in cost of sales.
SG&A expenses increased 4.7% or $107.2 million to $2.40 billion in fiscal 2016 as compared to $2.29 billion in fiscal 2015. As a percentage of net sales, SG&A expenses decreased to 53.4% during fiscal 2016 as compared to 54.6% during fiscal 2015. Excluding non-GAAP adjustments of $122.0 million in fiscal 2016 and $160.8 million in fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased 6.9% or $146.0 million from fiscal 2015; and SG&A expenses as a percentage of net sales remained relatively flat at 50.7% in fiscal 2016 compared to 50.8% in fiscal 2015.
Selling expenses were $1.57 billion, or 35.1% of net sales, in fiscal 2016 compared to $1.53 billion, or 36.6% of net sales, in fiscal 2015. This $41.8 million increase is primarily due to a $47.3 million increase attributable to the Stuart Weitzman segment as well as increases in Europe and mainland China to support growth in the business, partially offset by lower store-related costs in Japan, Asia (excluding Greater China) and North America including decreased employee compensation costs and occupancy costs, as well as the impact of favorable foreign currency. Excluding Non-GAAP charges of $4.1 million in fiscal 2015, selling expenses were 36.5% of net sales.
Advertising, marketing, and design costs were $285.7 million, or 6.4% of net sales, in fiscal 2016, compared to $246.8 million, or 5.9% of net sales, during fiscal 2015. This was primarily due to an increase of $25.4 million attributable to Stuart Weitzman, as well as higher costs for Coach brand marketing and advertising-related events, including our first true New York fashion week show in the first quarter of fiscal 2016, which increased by $17.9 million as compared to the same period prior year, partially offset by decreased employee-related costs.
Distribution and customer service expenses were $67.7 million, or 1.5% of net sales in fiscal 2016, relatively in-line with fiscal 2015 expenses of $69.6 million, or 1.7% of net sales.
Administrative expenses were $469.9 million, or 10.5% of net sales, in fiscal 2016 compared to $441.5 million, or 10.5% of net sales, during fiscal 2015. Excluding non-GAAP adjustments of $122.0 million in fiscal 2016 and $156.7 million in fiscal 2015, administrative expenses were $347.9 million, or 7.7% of net sales, in fiscal 2016 and $284.8 million, or 6.8% of net sales, in fiscal 2015. The increase is primarily due to the impact of Stuart Weitzman, contributing to $55.5 million of this increase, as well as increased Coach brand information system costs and litigation costs, partially offset by lower Coach brand occupancy costs.
Operating Income
Operating income increased 5.7% or $35.5 million to $653.5 million during fiscal 2016 as compared to $618.0 million in fiscal 2015. Operating margin decreased to 14.5% as compared to 14.7% in fiscal 2015. Excluding non-GAAP adjustments of $123.1 million in fiscal 2016 and $170.5 million in fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income decreased 1.5% or $11.9 million to $776.6 million from $788.5 million in fiscal 2015; and operating margin was 17.3%, in fiscal 2016 as compared to 18.8% in fiscal 2015.

The following table presents operating income by reportable segment for fiscal 2016 compared to fiscal 2015:

	Fiscal Year Ended
	Operating Income		Variance
	July 2, 2016	June 27, 2015	Amount	%
	(millions)

North America	$737.3	$820.5	$(83.2)	(10.1)%
International	512.7	480.6	32.1	6.7
Other(1)	22.9	30.1	(7.2)	(23.9)
Corporate unallocated	(651.9)	(708.6)	56.7	(8.0)
Coach brand	$621.0	$622.6	$(1.6)	(0.3)%
Stuart Weitzman	32.5	(4.6)	37.1	NM
Total operating income	$653.5	$618.0	$35.5	5.7%

(1)	Operating income in the Other category, which is not a reportable segment, consists of Coach brand sales generated in licensing and disposition channels.
NM - Not meaningful
Operating income for the Coach brand decreased 0.3% or $1.6 million to $621.0 million in fiscal 2016. Furthermore, operating margin for the Coach brand remained flat at 15.0% in fiscal 2016 when compared to fiscal 2015. Excluding non-GAAP adjustments, Coach brand operating income totaled $728.4 million in fiscal 2016, resulting in an operating margin of 17.6%. This compared to Coach brand operating income of $784.3 million in fiscal 2015, or an operating margin of 18.9%.
North America Operating Income decreased 10.1% or $83.2 million to $737.3 million in fiscal 2016, reflecting the decrease in gross profit of $96.2 million which was partially offset by lower SG&A expenses of $13.0 million. The decrease in SG&A expenses was due to lower store-related costs, largely driven by net store closures, as well as decreased variable selling costs as a result of lower sales in North America stores, the Internet business and the wholesale channel. Operating margin decreased 250 basis points to 30.8% in fiscal 2016 from 33.3% during the same period in the prior year due to lower gross margin of 210 basis points and higher SG&A expense as a percentage of net sales of 40 basis points.
International Operating Income increased 6.7% or $32.1 million to $512.7 million in fiscal 2016, primarily reflecting an increase in gross profit of $37.4 million partially offset by higher SG&A expenses of $5.3 million. The increase in SG&A expenses is primarily related to an increase in employee compensation, depreciation expense related to our new modern luxury investments and increased occupancy costs in Europe and Greater China to support the growth of the business, partially offset by lower expenses in Japan and Asia (excluding Greater China) primarily due to decreased occupancy and employee compensation costs, as well as favorable foreign currency effects. Operating margin increased 50 basis points to 30.1% in fiscal 2016 from 29.6% during the same period in the prior year primarily due to lower overall SG&A as a percentage of net sales which increased operating margin by 200 basis points, partially offset by lower gross margin of 150 basis points.
Corporate Unallocated Operating Expense decreased $56.7 million to $651.9 million in fiscal 2016, a decrease of 8.0% from $708.6 million in fiscal 2015. This decrease was primarily attributable to lower non-GAAP charges incurred by the Company in fiscal 2016 as compared to fiscal 2015, as discussed in the "GAAP to Non-GAAP Reconciliation" herein. Excluding non-GAAP adjustments, unallocated operating expenses decreased by $2.5 million to $544.5 million. This decrease is primarily due to more favorable inventory production variances, lower Coach brand occupancy costs and lower inventory reserve charges, partially offset by increased information system and legal costs.
Stuart Weitzman Operating Income increased $37.1 million to $32.5 million in fiscal 2016, resulting in an operating margin of 9.4%, compared to an operating loss of $4.6 million in fiscal 2015, including the impact of non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein. Excluding non-GAAP adjustments, including acquisition and integration-related costs as well as the short-term impact of purchase accounting, Stuart Weitzman operating income totaled $48.2 million in fiscal 2016, resulting in an operating margin of 14.0%. This compared to Stuart Weitzman operating income of approximately $4 million in fiscal 2015.

Provision for Income Taxes
The effective tax rate was 26.5% in fiscal 2016, as compared to 34.2% in fiscal 2015. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, the effective tax rate was 26.4% in fiscal 2016, as compared to 32.1% in fiscal 2015. The decrease in our effective tax rate was primarily attributable to the expiration of certain statutes partially offset by the impact of certain ongoing audits, the benefit of available foreign tax credits, and the geographic mix of earnings.
Net Income
Net income increased 14.4% or $58.1 million to $460.5 million in fiscal 2016 as compared to $402.4 million in fiscal 2015. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, net income increased 3.8% or $20.5 million to $551.7 million in fiscal 2016 from $531.2 million in fiscal 2015. This increase was primarily due to lower provision for income taxes, partially offset by the impact of increased interest expense attributable to our debt as well as lower operating income.
Earnings per Share
Net income per diluted share increased 13.6% to $1.65 in fiscal 2016 as compared to $1.45 in fiscal 2015. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, net income per diluted share increased 3.1% or $0.06 to $1.98 in fiscal 2016 from $1.92 in fiscal 2015, due to higher net income. The impact of the 53rd week contributed approximately $0.07 to net income per diluted share.
FISCAL 2015 COMPARED TO FISCAL 2014
The following table summarizes results of operations for fiscal 2015 compared to fiscal 2014. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 27, 2015		June 28, 2014		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,191.6	100.0%	$4,806.2	100.0%	$(614.6)	(12.8)%
Gross profit	2,908.6	69.4	3,297.0	68.6	(388.4)	(11.8)
SG&A expenses	2,290.6	54.6	2,176.9	45.3	113.7	5.2
Operating income	618.0	14.7	1,120.1	23.3	(502.1)	(44.8)
Interest income, net	(6.4)	(0.2)	2.2	—	(8.6)	NM
Income before provision for income taxes	611.6	14.6	1,122.3	23.4	(510.7)	(45.5)
Provision for income taxes	209.2	5.0	341.0	7.1	(131.8)	(38.7)
Net income	402.4	9.6	781.3	16.3	(378.9)	(48.5)
Net Income per share:
Basic	$1.46		$2.81		$(1.35)	(48.1)%
Diluted	$1.45		$2.79		$(1.33)	(47.9)%
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, income before provision for income taxes, provision for income taxes, net income and earnings per diluted share in fiscal 2015 and 2014 reflect certain items, including the impact of the Transformation Plan and Acquisition-Related Costs, as noted in the following reconciliation tables. Refer to page 43 for a discussion on the Non-GAAP Measures.

COACH, INC.

GAAP TO NON-GAAP RECONCILIATION
For the Years Ended June 27, 2015 and June 28, 2014

	June 27, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,908.6	$(5.0)	$(4.7)	$2,918.3
SG&A expenses	2,290.6	140.9	19.9	2,129.8
Operating income	618.0	(145.9)	(24.6)	788.5
Provision for income taxes	209.2	(38.1)	(3.6)	250.9
Net income	402.4	(107.8)	(21.0)	531.2
Diluted net income per share	1.45	(0.39)	(0.08)	1.92

	June 28, 2014
	GAAP Basis (As Reported)	Transformation and Other Actions	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,297.0	$(82.2)	$—	$3,379.2
SG&A expenses	2,176.9	49.3	—	2,127.6
Operating income	1,120.1	(131.5)	—	1,251.6
Provision for income taxes	341.0	(43.2)	—	384.2
Net income	781.3	(88.3)	—	869.6
Diluted net income per share	2.79	(0.31)	—	3.10
Fiscal 2015 Items
In fiscal 2015, the Company incurred charges as follows:

•
Transformation and Other Actions - $145.9 million under our Coach brand Transformation Plan due to accelerated depreciation and lease termination charges as a result of store updates and closures within North America and select International stores, organizational efficiency charges, and charges related to the destruction of inventory;

•
Acquisition-Related Costs - $24.6 million total acquisition-related costs, of which $17.1 million primarily related to consulting and legal costs related to the acquisition of Stuart Weitzman Holdings LLC (of which $15.8 million was recorded within unallocated corporate expenses within the Coach brand and $1.3 million was recorded within the Stuart Weitzman segment, resulting in a decrease in operating income of $15.8 million and $1.3 million, respectively), and $7.5 million was related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the inventory step-up and order backlog asset, all recorded within the Stuart Weitzman segment resulting in a $7.5 million decrease in operating income.

These fiscal 2015 actions taken together increased the Company's SG&A expenses by $160.8 million and cost of sales by $9.7 million, negatively impacting net income by $128.8 million, or $0.47 per diluted share.
Fiscal 2014 Items
In fiscal 2014, the Company incurred restructuring and transformation related charges of $131.5 million under its Transformation Plan announced in the fourth quarter of fiscal 2014. The charges recorded in cost of sales and SG&A expenses were $82.2 million and $49.3 million, respectively. These charges, which were primarily associated with our North America business, related to inventory and fleet related costs, including impairment, accelerated depreciation and severance related to store closures.

Currency Fluctuation Effects
The change in net sales in fiscal 2015 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales decreased 12.8% or $614.6 million to $4.19 billion in fiscal 2015. Excluding the effects of foreign currency, net sales decreased 10.6% or $511.3 million, driven by lower sales in the North America business partially offset by gains in the International business, and a $43.0 million contribution due to the acquisition of Stuart Weitzman. The following table presents net sales by reportable segment for fiscal 2015 compared to fiscal 2014:

	Fiscal Year Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	June 27, 2015	June 28, 2014		June 27, 2015	June 28, 2014

	(millions)
North America	$2,467.5	$3,100.5	(20.4)%	58.9%	64.5%
International	1,622.0	1,644.2	(1.3)	38.7	34.2
Other(1)	59.1	61.5	(3.9)	1.4	1.3
Coach brand	$4,148.6	$4,806.2	(13.7)	99.0	100.0
Stuart Weitzman	43.0	—	NM	1.0	—
Total net sales	$4,191.6	$4,806.2	(12.8)%	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of Coach brand sales generated in licensing and disposition channels.
Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions.
North America Net Sales decreased 20.4% or $633.0 million to $2.47 billion in fiscal 2015. Excluding the unfavorable impact of foreign currency due to the Canadian dollar, net sales decreased $622.5 million or 20.1%. This decrease was primarily driven by lower comparable store sales of $613.4 million or 22% due to lower traffic as a result of a decrease in promotional activity, partially offset by higher transaction size. The Internet business had a negative impact of approximately 740 basis points on comparable store sales which was attributable to the Company's decision to both limit access and reduce the promotional cadence on our outlet Internet sales site. North America sales were also negatively impacted by lower wholesale sales of approximately $53.9 million due to lower shipments. These decreases were partially offset by a net increase of $32.4 million related to net sales generated by new store openings which were partially offset by the absence of net sales for those stores that had closed since fiscal 2014. In fiscal 2015, Coach closed a net 74 retail stores and a net three outlet stores, including the closure of 11 Men's outlet stores.
International Net Sales decreased 1.3% or $22.2 million to $1.62 billion in fiscal 2015. Excluding the unfavorable impact of foreign currency, primarily due to the Japanese yen, net sales increased $70.8 million or 4.3%. This increase was primarily due to growth in Greater China (which includes Hong Kong and Macau) reflecting an increase of $50.5 million primarily due to net new stores and positive comparable store sales, an increase of $36.7 million related to net new store openings and positive comparable store sales of our business in Europe and an increase of $15.7 million in our international wholesale business partially due to higher shipments. These increases were partially offset by a decrease in net sales in Japan of $37.4 million due to lower traffic as a result of lapping the pull forward in demand in advance of the April 2014 consumption tax increase. In fiscal 2015, we opened 28 net new stores, with 16 net new stores in mainland China, Hong Kong and Macau and Japan, and 12 net new stores in the other regions.
Stuart Weitzman Net Sales were $43.0 million during the Company's approximately two months of ownership in fiscal 2015.
Gross Profit
Gross profit decreased 11.8% or $388.4 million to $2.91 billion in fiscal 2015 from $3.30 billion in fiscal 2014. Gross margin for fiscal 2015 was 69.4% as compared to 68.6% in fiscal 2014. Excluding non-GAAP charges of $9.7 million in fiscal 2015 and $82.2 million in fiscal 2014, gross profit decreased 13.6% or $460.9 million to $2.92 billion from $3.38 billion in fiscal 2014, and gross margin was 69.6% in fiscal 2015 as compared to 70.3% in fiscal 2014. Excluding non-GAAP charges, the gross margin decreased 70 basis points, as described below.

North America Gross Profit decreased 21.0% or $418.1 million to $1.57 billion in fiscal 2015. Gross margin decreased 50 basis points from 64.3% in fiscal 2014 to 63.8% in fiscal 2015. The decrease in gross margin was primarily attributable to the impact of decreased promotional activity on an elevated product assortment. Specifically, the impact of a higher mix of elevated product sales primarily in our outlet stores, which contained higher average unit costs, negatively impacted gross margin by 120 basis points. This decrease was mostly offset by lower promotional activity, mainly as a result of the scale-back of promotional events within our outlet channel which favorably impacted gross margin by 90 basis points.
International Gross Profit decreased 3.6% or $46.5 million to $1.25 billion in fiscal 2015. Gross margin decreased 180 basis points from 78.8% in fiscal 2014 to 77.0% in fiscal 2015. The decrease in gross margin was primarily due to a less favorable geographic mix of our sales and unfavorable effects of foreign currency, which in aggregate negatively impacted gross margin by 110 basis points, particularly as a result of a decline in net sales in Japan, coupled with the growth of our international wholesale business, as well as the impact of stronger elevated product sales which carried higher average unit costs, negatively impacting gross margin by 60 basis points and to a lesser extent increased promotional activity.
Stuart Weitzman Gross Profit was $19.9 million during the Company's approximately two months of ownership in fiscal 2015.
Corporate Unallocated Gross Profit increased $55.1 million from a loss of $27.9 million in fiscal 2014 to a profit of $27.2 million in fiscal 2015, primarily due to decreased transformation-related charges, partially offset by increased inventory reserves and less favorable production variances.
Selling, General and Administrative Expenses
SG&A expenses increased 5.2% or $113.7 million to $2.29 billion in fiscal 2015 as compared to $2.18 billion in fiscal 2014. As a percentage of net sales, SG&A expenses increased to 54.6% during fiscal 2015 as compared to 45.3% during fiscal 2014. Excluding Non-GAAP charges of $160.8 million in fiscal 2015 and $49.3 million in fiscal 2014, SG&A expenses increased $2.2 million from fiscal 2014; and SG&A expenses as a percentage of net sales increased, due to deleveraging as net sales declined, to 50.8% in fiscal 2015 from 44.3% in fiscal 2014.
Selling expenses were $1.53 billion, or 36.6% of net sales, in fiscal 2015 compared to $1.55 billion, or 32.2% of net sales, in fiscal 2014. The $16.5 million decrease represented slightly lower selling expenses related to our North America stores and Internet business, which were partially offset by increases to support growth in our International business (primarily in Europe and Greater China) as well as incremental Stuart Weitzman selling expenses. Excluding Non-GAAP charges of $4.1 million in fiscal 2015, selling expenses were 36.5% of net sales.
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
Administrative expenses were $441.5 million, or 10.5% of net sales, in fiscal 2015 compared to $300.5 million, or 6.3% of net sales, during fiscal 2014. Excluding non-GAAP charges of $156.7 million in fiscal 2015 and $49.3 million in fiscal 2014, administrative expenses were $284.8 million, or 6.8% of net sales, in fiscal 2015 and $251.2 million, or 5.2% of net sales, in fiscal 2014. The increase was primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Operating Income
Operating income decreased 44.8% or $502.1 million to $618.0 million during fiscal 2015 as compared to $1.12 billion in fiscal 2014. Operating margin decreased to 14.7% as compared to 23.3% in fiscal 2014. Excluding non-GAAP charges of $170.5 million in fiscal 2015 and $131.5 million in fiscal 2014, operating income decreased 37.0% or $463.1 million to $788.5 million from $1.25 billion in fiscal 2014; and operating margin was 18.8%, in fiscal 2015 as compared to 26.0% in fiscal 2014.

The following table presents operating income by reportable segment for fiscal 2015 compared to fiscal 2014:

	June 27, 2015	June 28, 2014	Variance
			Amount	%
	(millions)
North America	$820.5	$1,164.1	$(343.6)	(29.5)%
International	480.6	555.7	(75.1)	(13.5)
Other(1)	30.1	34.2	(4.1)	(12.0)
Corporate unallocated	(708.6)	(633.9)	(74.7)	11.8
Coach brand	$622.6	$1,120.1	$(497.5)	(44.4)%
Stuart Weitzman	(4.6)	—	(4.6)	NM
Total operating income	$618.0	$1,120.1	$(502.1)	(44.8)%

(1)	Operating income in the Other category, which is not a reportable segment, consists of Coach brand sales generated in licensing and disposition channels.
North America Operating Income decreased 29.5% or $343.6 million to $820.5 million in fiscal 2015 reflecting the decrease in gross profit of $418.1 million which was partially offset by lower SG&A expenses of $74.5 million. The decrease in SG&A expenses was due to lower variable selling costs as a result of lower sales in our stores and Internet business. Operating margin decreased 420 basis points to 33.3% in fiscal 2015 from 37.5% during the same period in the prior year due to higher SG&A expenses as a percentage of net sales of 390 basis points, primarily due to deleveraging of selling expenses as net sales declined, and lower gross margin of 50 basis points.
International Operating Income decreased 13.5% or $75.1 million to $480.6 million in fiscal 2015, primarily reflecting a decrease in gross profit of $46.5 million as well as higher SG&A expenses of $28.6 million. The increase in SG&A expenses was related to a $30.8 million increase in Greater China and Asia, excluding Japan, related to new store openings and a $24.9 million increase in Europe to support growth in the business. The increase in SG&A costs was partially offset by foreign currency effects in Japan of $32.2 million. Operating margin decreased 420 basis points to 29.6% in fiscal 2015 from 33.8% during the same period in the prior year primarily due to higher overall SG&A as a percentage of net sales which increased by 240 basis points and lower gross margin of 180 basis points.
Stuart Weitzman Operating Expense was $4.6 million during the Company's approximately two months of ownership in fiscal 2015.
Corporate Unallocated Operating Expense increased $74.7 million to $708.6 million in fiscal 2015, an increase of 11.8%. This increase was primarily attributable to higher charges incurred by the Company in fiscal 2015 as part of its Transformation Plan. Excluding non-GAAP charges, unallocated operating expenses increased by 8.9% or $44.6 million. This increase was primarily due to higher incentive compensation costs and additional costs incurred particularly related to information technology.
Provision for Income Taxes
The effective tax rate was 34.2% in fiscal 2015, as compared to 30.4% in fiscal 2014. Excluding non-GAAP charges, the effective tax rate was 32.1% in fiscal 2015, as compared to 30.6% in fiscal 2014. The increase in our effective tax rate was primarily attributable to the loss of certain foreign tax benefits that expired at the end of fiscal 2014, as well as the acquisition-related impact attributable to Stuart Weitzman.
Net Income
Net income decreased 48.5% or $378.9 million to $402.4 million in fiscal 2015 as compared to $781.3 million in fiscal 2014. Excluding non-GAAP charges, net income decreased 38.9% or $338.4 million to $531.2 million in fiscal 2015 from $869.6 million in fiscal 2014. This decrease was primarily due to lower operating income partially offset by lower provision for income taxes.
Earnings per Share
Net income per diluted share decreased 47.9% to $1.45 in fiscal 2015 as compared to $2.79 in fiscal 2014. Excluding non-GAAP charges, net income per diluted share decreased 38.2% or $1.18 to $1.92 in fiscal 2015 from $3.10 in fiscal 2014, due to lower net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in fiscal 2016, fiscal 2015 and fiscal 2014 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan and Acquisition-Related Charges. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Furthermore, the Company’s sales and earnings per diluted share results are presented both including and excluding the impact of the 53rd week in fiscal year 2016.
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
The Company operates on a global basis and reports financial results in U.S. dollars in accordance with GAAP. Fluctuations in foreign currency exchange rates can affect the amounts reported by the Company in U.S. dollars with respect to its foreign revenues and profit. Accordingly, certain increases and decreases in operating results for the Company, the Coach brand and the Company's North America and International segment have been presented both including and excluding currency fluctuation effects from translating foreign-denominated amounts into U.S. dollars and compared to the same period in the prior fiscal year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. The Company calculates constant currency revenue results by translating current period revenue in local currency using the prior year period's monthly average currency conversion rate.
We believe these non-GAAP measures are useful to investors and others in evaluating the Company’s ongoing operating and financial results in a manner that is consistent with management’s evaluation of business performance and understanding how such results compare with the Company’s historical performance. Additionally, we believe presenting certain increases and decreases in constant currency provides a framework for assessing the performance of the Company’s business outside the United States and helps investors and analysts understand the effect of significant year-over-year currency fluctuations. We believe excluding these items assists investors and others in developing expectations of future performance. By providing the non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.
For a detailed discussion on these non-GAAP measures, see Item 6. "Selected Financial Data," and the Results of Operations section within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
FINANCIAL CONDITION
Cash Flows - Fiscal 2016 Compared to Fiscal 2015

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	Change
	(millions)
Net cash provided by operating activities	$758.6	$937.4	$(178.8)
Net cash used in investing activities	(810.0)	(612.9)	(197.1)
Net cash (used in) provided by financing activities	(384.9)	389.3	(774.2)
Effect of exchange rate changes on cash and cash equivalents	3.5	(13.9)	17.4
Net (decrease) increase in cash and cash equivalents	$(432.8)	$699.9	$(1,132.7)
The Company’s cash and cash equivalents decreased $432.8 million in fiscal 2016 compared to an increase of $699.9 million in fiscal 2015, as discussed below.

Net cash provided by operating activities
Net cash provided by operating activities decreased $178.8 million primarily due to the year-over-year declines in cash sources from operating assets and liabilities (decrease of $131.7 million) and noncash charges (decrease of $105.2 million), partially offset by higher net income of $58.1 million.
The overall decline in changes in our operating asset and liability balances were primarily driven by changes in accounts payable, other liabilities, accrued liabilities, accounts receivable and other balance sheet changes. Accounts payable were a use of cash of $48.4 million in fiscal 2016 as compared to a source of cash in fiscal 2015 of $64.4 million, driven by an overall decrease in inventory purchases (as well as timing of inventory payments), the timing of transformation-related payments and a decrease in payables due to timing of payments. Other liabilities were a source of cash of $49.5 million in fiscal 2016 compared to a use of cash of $5.9 million in fiscal 2015, primarily driven by additional store-related liabilities, largely due to the execution of two new store leases in the third quarter of fiscal 2016 on Fifth Avenue in New York City and Regent Street in London. Accrued liabilities was a source of cash of $30.1 million in fiscal 2016 as compared to a source of cash of $63.2 million in fiscal 2015. This decrease is primarily driven by higher bonus payments in the first quarter of fiscal 2016 compared to fiscal 2015, partially offset by an increase in accrued duties. Accounts receivable was a use of cash of $28.3 million in fiscal 2016 compared to a source of cash of $0.3 million in fiscal 2015, primarily driven by increased wholesale shipments for Coach brand and an increase in credit card receivables in fiscal 2016 as compared to fiscal 2015 driven by the timing of sales in the last week of fiscal 2016. Other balance sheet changes, net, were a use of cash of $6.3 million in fiscal 2016 as compared to a source of cash of $17.8 million in fiscal 2015, primarily due to increased store-related related receivables during fiscal 2016 as compared to fiscal 2015 as a result of select new store openings, including our Fifth Avenue and Regent Street stores, described above.
Net cash used in investing activities
Net cash used in investing activities was $810.0 million in fiscal 2016 compared to a use of cash of $612.9 million in fiscal 2015. The increase in net cash used of $197.1 million was primarily due to the impact of net cash used for purchase of investments of $238.8 million in fiscal 2016, compared to net proceeds from investments of $255.6 million in fiscal 2015, as well as increased capital expenditures in fiscal 2016, partially offset by a $494.0 million decrease in cash used for acquisitions, primarily related to the Stuart Weitzman acquisition that occurred in the fourth quarter of fiscal 2015.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $384.9 million in fiscal 2016 as compared to a source of cash of $389.3 million in fiscal 2015. This increase in cash used of $774.2 million was primarily due to the absence of proceeds in fiscal 2016 from the issuance of long-term debt in fiscal 2015. In fiscal 2015, the Company had proceeds from the issuance of long-term debt of $896.7 million, partially offset by net repayments of $140.0 million under the Company's Amended and Restated Credit Agreement.
Cash Flows - Fiscal 2015 Compared to Fiscal 2014

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	Change
	(millions)
Net cash provided by operating activities	$937.4	$985.4	$(48.0)
Net cash used in investing activities	(612.9)	(707.7)	94.8
Net cash provided by (used in) financing activities	389.3	(748.1)	1,137.4
Effect of exchange rate changes on cash and cash equivalents	(13.9)	(0.5)	(13.4)
Net increase (decrease) in cash and cash equivalents	$699.9	$(470.9)	$1,170.8
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
Net cash used in investing activities
Net cash used in investing activities was $612.9 million in fiscal 2015 compared to $707.7 million in fiscal 2014. The decrease in net cash used of $94.8 million was primarily due to the impact of net proceeds from maturing investments of $255.6 million in fiscal 2015, compared to net cash used for purchase of investments of $397.1 million in fiscal 2014, offset by an increase in net cash used of $515.8 million in cash used for acquisitions, related to the Stuart Weitzman acquisition in the fourth quarter of fiscal 2015, as well as an increase in net cash used of $51.9 million related to increased investments in the Hudson Yards joint venture.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $389.3 million in fiscal 2015 as compared to a use of cash of $748.1 million in fiscal 2014. This increase of cash provided of $1,137.4 million was primarily due to the debt borrowings described in Note 10, "Debt", as well as the absence of cash used for share repurchases during fiscal 2015. The Company received $896.7 million in proceeds from long term debt, net of discount, which was partially offset by net repayments of $140 million under the Company's Amended and Restated Credit Agreement during fiscal 2015, compared to $140 million of net borrowings during fiscal 2014. Furthermore, the Company used $524.9 million for share repurchases in fiscal 2014, compared to no stock repurchases occurring in fiscal 2015.
Working Capital and Capital Expenditures
As of July 2, 2016, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
	(millions)
Cash and cash equivalents(1)	$859.0	$—	$859.0
Short-term investments(1)	460.4	—	460.4
Non-current investments(2)	98.1	—	98.1
Amended and Restated Credit Agreement(3)	1,000.0	285.0	715.0
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	50.0	—	50.0
Total	$3,067.5	$885.0	$2,182.5

(1)
As of July 2, 2016, approximately 76% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

(2)	Excludes $460.5 million of our non-current investment related to the Hudson Yards joint venture. Refer to Note 6, "Investments," and Note 19, "Subsequent Events," for further information.

(3)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. Refer to Note 19, "Subsequent Events," for further information. The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of July 2, 2016, no known events of default have occurred. Furthermore, in March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Our average borrowings outstanding under our Revolving Facility for fiscal 2015 was $120.4 million. There were no debt borrowings under the Revolving Facility in fiscal 2016. Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company's ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company's assets. As of July 2, 2016, no known events of default have occurred. Refer to Note 10, "Debt," for further information on our existing debt instruments.
We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of July 2, 2016, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
We have the ability to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, our restructuring initiatives, acquisition or integration-related costs, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
The Company expects to receive net proceeds of approximately $125 million related to the sale of our prior headquarters buildings on 34th Street. We expect to receive these proceeds within 45 days of vacating the buildings, or by the end of the second quarter of fiscal 2017.
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the foreseeable future, our plans for acquisitions, further business expansion and restructuring-related initiatives. Future events, such as acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Hudson Yards Joint Venture
In April 2013 the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district, which will serve as our new corporate headquarters. The formation of the joint venture served as a financing vehicle for the project, with the Company owning less than 43% of the joint venture. During fiscal 2016 the Company invested $140.3 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $460.5 million in the joint venture. In addition to its investment in the joint venture, Coach is directly investing in a portion of the design and build-out of the new corporate headquarters and has incurred $179.6 million of capital expenditures life-to-date, including $145.6 million in fiscal 2016, and expects to incur approximately $33 million over the remaining construction period. On August 1, 2016, the Company sold its related investments, and executed an agreement to lease back the office space for a 20-year term. Refer to Note 19, "Subsequent Events," for further information.
Stuart Weitzman Acquisition
On May 4, 2015, pursuant to the terms of the purchase agreement dated January 5, 2015, the Company acquired all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $14.7 million annually in cash over the next three calendar years based on the achievement of certain revenue targets. The total amount payable under the earnout will not exceed $44.0 million. On May 4, 2015, the Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 10, "Debt." Refer to Note 7, "Acquisitions," for further discussion on the Stuart Weitzman acquisition.
Seasonality
Seasonality primarily impacts the Coach brand. Because Coach brand's products are frequently given as gifts, we experience seasonal variations in net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.

Contractual and Other Obligations
Firm Commitments
As of July 2, 2016, the Company's contractual obligations are as follows:

	Total	Fiscal 2017	Fiscal 2018 – 2019	Fiscal 2020 – 2021	Fiscal 2022 and Beyond
	(millions)
Capital expenditure commitments(1)	$98.5	$98.5	$—	$—	$—
Inventory purchase obligations	200.1	200.1	—	—	—
Operating leases	1,625.2	254.2	441.8	331.8	597.4
Debt repayment(2)	885.0	15.0	37.5	232.5	600.0
Interest on outstanding debt(2)	229.5	25.5	51.0	51.0	102.0
Other	9.8	4.2	3.9	1.7	—
Total	$3,048.1	$597.5	$534.2	$617.0	$1,299.4

(1)	Related to firm capital expenditure purchase obligations. We expect total capital expenditures to be in the area of $325 million in fiscal 2017.

(2)
On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. Refer to Note 19, "Subsequent Events," for further information. Interest obligations exclude interest on the Revolving Facility and Term Loan as the interest rate on these arrangements is variable. See Note 10, "Debt," for more information.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $167.6 million as of July 2, 2016, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The table above excludes future minimum rental payments related to the sale of the Company's investments in 10 Hudson Yards and lease of the Company's new corporate headquarters, as described further in Note 8, "Leases," and Note 19, "Subsequent Events." The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at July 2, 2016 as these items will be paid within one year, certain long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plans.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit $7.5 million as of July 2, 2016, primarily serving to collateralize our obligation to third parties for insurance claims, material used in product manufacturing and store leases. These letters of credit expire at various dates through 2017.
As discussed earlier, the Company entered into a joint venture agreement with the Related Companies, L.P. to develop a new office tower in Manhattan in the Hudson Yards district, in April 2013. The formation of the Hudson Yards joint venture served as a financing vehicle for the project. Refer to Note 19, "Subsequent Events," for further information.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 11, "Commitments and Contingencies," to the accompanying audited consolidated financial statements for further information.
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
Retail store and concession-based shop-in-shop revenues are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Revenues are also reduced by an estimate for returns at the time of sale.
Wholesale revenue is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of markdown allowances, returns and discounts. Estimates for markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Returns and allowances require pre-approval from management and discounts are based on trade terms. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.
At July 2, 2016, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would have resulted in an insignificant change in the Company's reserves and net sales.
Inventories
Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At July 2, 2016, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.
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
Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trademarks and trade names, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, and along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the relief from royalty method, respectively, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
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
Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2016, fiscal 2015 or fiscal 2014 as the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. Furthermore, given the recency of our Stuart Weitzman acquisition, the fair value of the Stuart Weitzman brand reporting unit exceeded the respective carrying value by less than 20%, valued using discounted cash flow method. Additionally, the percentage by which the fair value of the Stuart Weitzman brand indefinite-lived trademarks and trade names exceeded its carrying value was less than 5%, valued using the relief from royalty method. Several factors could impact the Stuart Weitzman brand's ability to achieve future cash flows, including the optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. As previously noted, the fair value of the acquired goodwill and trademarks and trade names continue to be in-line with the fair value of the net assets of the segment, approximately one year subsequent to acquisition. However, given the relatively small excess of fair value over carrying value as noted above, if the profitability trends or market multiples decline during fiscal 2017 from those that were expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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

A hypothetical 10% change in our stock-based compensation expense would have affected our fiscal 2016 net income by approximately $7 million.
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
Recent Accounting Pronouncements
See Note 2, "Significant Accounting Policies," to the accompanying audited consolidated financial statements for a description of certain recently adopted, issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into foreign currency derivative contracts, primarily forward foreign currency contracts. As of July 2, 2016 and June 27, 2015, zero-cost collar options and forward foreign currency exchange contracts designated as cash flow hedges with a notional amount of $190.1 million and $126.7 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of July 2, 2016.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the British Pound Sterling, the New Taiwan Dollar and the Chinese Renminbi. To manage the exchange rate risk related to these loans, the Company primarily enters into forward exchange. As of July 2, 2016 and June 27, 2015, the total notional values of outstanding forward foreign currency exchange contracts related to these loans were $75.5 million and $25.8 million, respectively.
The fair value of outstanding foreign currency derivatives included in current assets at July 2, 2016 and June 27, 2015 was $0.6 million and $3.4 million, respectively. The fair value of outstanding foreign currency derivatives included in current liabilities at July 2, 2016 and June 27, 2015 was $11.1 million and $0.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of July 2, 2016, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Amended and Restated Credit Agreement, including the Term Loan, the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Amended and Restated Credit Agreement, including the Term Loan. On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. Refer to Note 19, "Subsequent Events," for further information. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). A hypothetical 10% change in the Amended and Restated Credit Agreement interest rate would have resulted in an insignificant change in interest expense in fiscal 2016. Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $621.6 million.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of July 2, 2016.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2016 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of July 2, 2016 as included elsewhere herein.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2016 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Coach Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2016 Annual Meeting of Stockholders and such information is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

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
COACH, INC.

Date: August 19, 2016	By:	/s/ Victor Luis
Name: Victor Luis Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 19, 2016.

Signature	Title

/s/ Victor Luis	Chief Executive Officer and Director
Victor Luis	(Principal Executive Officer)

/s/ Jane Nielsen	Chief Financial Officer
Jane Nielsen	(Principal Financial and Accounting Officer)

/s/ Jide Zeitlin	Chairman and Director
Jide Zeitlin

/s/ David Denton	Director
David Denton

/s/ Andrea Guerra	Director
Andrea Guerra

/s/ Susan Kropf	Director
Susan Kropf

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

/s/ William Nuti	Director
William Nuti

/s/ Stephanie Tilenius	Director
Stephanie Tilenius

COACH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the "Company") as of July 2, 2016 and June 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 2, 2016. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coach, Inc. and subsidiaries at July 2, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
August 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York
We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the "Company") as of July 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2016 of the Company and our report dated August 19, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, New York
August 19, 2016

COACH, INC.
CONSOLIDATED BALANCE SHEETS

	July 2, 2016	June 27, 2015
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$859.0	$1,291.8
Short-term investments	460.4	234.0
Trade accounts receivable, less allowances of $2.2 and $3.1, respectively	245.2	219.5
Inventories	459.2	485.1
Deferred income taxes	—	98.4
Prepaid expenses	58.0	73.1
Other current assets	91.1	104.6
Total current assets	2,172.9	2,506.5
Property and equipment, net	919.5	732.6
Long-term investments	558.6	406.0
Goodwill	502.4	434.2
Intangible assets	346.8	359.9
Deferred income taxes	248.8	115.8
Other assets	143.7	111.9
Total assets	$4,892.7	$4,666.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$186.7	$222.8
Accrued liabilities	625.0	600.6
Current debt	15.0	11.3
Total current liabilities	826.7	834.7
Long-term debt	861.2	879.1
Other liabilities	521.9	463.2
Total liabilities	2,209.8	2,177.0

See Note 11 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value) issued and outstanding – 278.5 million and 276.6 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,857.1	2,754.4
Accumulated deficit	(104.1)	(189.6)
Accumulated other comprehensive loss	(72.9)	(77.7)
Total stockholders’ equity	2,682.9	2,489.9
Total liabilities and stockholders’ equity	$4,892.7	$4,666.9

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(millions, except per share data)
Net sales	$4,491.8	$4,191.6	$4,806.2
Cost of sales	1,440.5	1,283.0	1,509.2
Gross profit	3,051.3	2,908.6	3,297.0
Selling, general and administrative expenses	2,397.8	2,290.6	2,176.9
Operating income	653.5	618.0	1,120.1
Interest (expense) income, net	(26.9)	(6.4)	2.2
Income before provision for income taxes	626.6	611.6	1,122.3
Provision for income taxes	166.1	209.2	341.0
Net income	$460.5	$402.4	$781.3
Net income per share:
Basic	$1.66	$1.46	$2.81
Diluted	$1.65	$1.45	$2.79
Shares used in computing net income per share:
Basic	277.6	275.7	277.8
Diluted	279.3	277.2	280.4
Cash dividends declared per common share	$1.350	$1.350	$1.350

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(millions)
Net Income	$460.5	$402.4	$781.3
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(13.2)	3.8	(3.1)
Unrealized (losses) gains on available-for-sale debt investments, net	(0.2)	(1.3)	4.1
Change in pension liability, net	(0.6)	1.0	0.1
Foreign currency translation adjustments	18.8	(72.5)	2.4
Other comprehensive income (loss), net of tax	4.8	(69.0)	3.5
Comprehensive income	$465.3	$333.4	$784.8

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2013	281.9	$2.8	$2,520.5	$(101.9)	$(12.2)	$2,409.2
Net income	—	—	—	781.3	—	781.3
Other comprehensive income	—	—	—	—	3.5	3.5
Shares issued for stock options and employee benefit plans	2.7	—	9.2	—	—	9.2
Share-based compensation	—	—	104.9	—	—	104.9
Excess tax benefit from share-based compensation	—	—	11.5	—	—	11.5
Repurchase and retirement of common stock	(10.2)	(0.1)	—	(524.8)	—	(524.9)
Dividends declared ($1.350 per share)	—	—	—	(374.1)	—	(374.1)
Balance at June 28, 2014	274.4	2.7	2,646.1	(219.5)	(8.7)	2,420.6
Net income	—	—	—	402.4	—	402.4
Other comprehensive loss	—	—	—	—	(69.0)	(69.0)
Shares issued for stock options and employee benefit plans	2.2	0.1	19.5	—	—	19.6
Share-based compensation	—	—	94.4	—	—	94.4
Excess tax shortfall from share-based compensation	—	—	(5.6)	—	—	(5.6)
Dividends declared ($1.350 per share)	—	—	—	(372.5)	—	(372.5)
Balance at June 27, 2015	276.6	2.8	2,754.4	(189.6)	(77.7)	2,489.9
Net income	—	—	—	460.5	—	460.5
Other comprehensive income	—	—	—	—	4.8	4.8
Shares issued for stock options and employee benefit plans	1.9	—	16.4	—	—	16.4
Share-based compensation	—	—	95.3	—	—	95.3
Excess tax shortfall from share-based compensation	—	—	(9.0)	—	—	(9.0)
Dividends declared ($1.350 per share)	—	—	—	(375.0)	—	(375.0)
Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$460.5	$402.4	$781.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.6	191.8	189.4
Provision for bad debt	3.7	1.7	1.6
Share-based compensation	86.8	88.9	95.1
Excess tax effect from share-based compensation	9.0	5.6	(11.5)
Restructuring activities	17.7	59.7	108.2
Deferred income taxes	(52.3)	21.5	(22.8)
Other noncash charges, net	(14.7)	(3.2)	6.5
Changes in operating assets and liabilities:
Trade accounts receivable	(28.3)	0.3	(23.7)
Inventories	40.7	29.2	(64.1)
Other liabilities	49.5	(5.9)	5.7
Accounts payable	(48.4)	64.4	(30.2)
Accrued liabilities	30.1	63.2	14.1
Other balance sheet changes, net	(6.3)	17.8	(64.2)
Net cash provided by operating activities	758.6	937.4	985.4
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of interest in equity method investment	(140.3)	(139.1)	(87.2)
Acquisitions, net of cash acquired	(25.6)	(519.6)	(3.8)
Purchases of property and equipment	(396.4)	(199.3)	(219.6)
Purchases of investments	(664.7)	(49.6)	(543.4)
Proceeds from maturities and sales of investments	425.9	305.2	146.3
Acquisition of lease rights	(8.9)	(10.5)	—
Net cash used in investing activities	(810.0)	(612.9)	(707.7)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Dividend payments	(374.5)	(371.8)	(376.5)
Repurchase of common stock	—	—	(524.9)
Proceeds from issuance of long-term debt, net of discount	—	896.7	—
Debt issuance costs	—	(6.6)	—
Repayment of debt	(15.0)	(0.5)	(0.5)
Proceeds from share-based awards	29.1	36.5	48.6
Borrowings under revolving credit facility	—	340.0	450.0
Repayment of revolving credit facility	—	(480.0)	(310.0)
Taxes paid to net settle share-based awards	(15.5)	(15.6)	(40.3)
Excess tax effect from share-based compensation	(9.0)	(5.6)	11.5
Acquisition-related payment of contingent consideration	—	(3.8)	(6.0)
Net cash (used in) provided by financing activities	(384.9)	389.3	(748.1)
Effect of exchange rate changes on cash and cash equivalents	3.5	(13.9)	(0.5)
(Decrease) Increase in cash and cash equivalents	(432.8)	699.9	(470.9)
Cash and cash equivalents at beginning of year	1,291.8	591.9	1,062.8
Cash and cash equivalents at end of year	$859.0	$1,291.8	$591.9
Supplemental information:
Cash paid for income taxes, net	$158.9	$180.3	$384.2
Cash paid for interest	$33.7	$1.4	$1.3
Noncash investing activity – property and equipment obligations	$48.0	$59.5	$28.7

See accompanying Notes.

COACH, INC.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, business cases, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach branded products are primarily sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores (including the Internet), and sales to wholesale customers and distributors. The International segment includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 55 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe. The Company also records sales of Coach brand products generated in licensing and disposition channels.
2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period, and the fiscal years ended June 27, 2015 (“fiscal 2015”) and June 28, 2014 (“fiscal 2014”) were each 52-week periods. The fiscal year ending July 1, 2017 (“fiscal 2017”) will be a 52-week period.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates in amounts that may be material to the financial statements.
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for inventory; customer returns, end-of-season markdowns, and operational chargebacks; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and accounting for business combinations, amongst others.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.
Investments
Short-term investments consist primarily of high-credit quality U.S. and non-U.S. issued corporate debt securities, and U.S. Treasuries and government agency securities with original maturities greater than three months and with maturities within one year of balance sheet date, classified as available-for-sale and held-to-maturity. Long-term investments primarily consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and government agency securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Long-term investments also include the equity investment related to the Hudson Yards joint venture. See Note 19, "Subsequent Events," for further discussion on the Company's Hudson Yards joint venture. During fiscal 2015, held-to-maturity investments were recorded at amortized cost, which approximated fair value. Dividend and interest income are recognized when earned.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee, however, other factors are considered, such as board representation and the rights to participate in the day-to-day operations of the business. The Company has an equity method investment in Hudson Yards related to an equity interest in an entity formed for the purpose of developing a new office tower in Manhattan. Refer to Note 6, "Investments," for further information.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in corporate debt securities, money market instruments, U.S. government and agency debt securities, municipal government debt securities, commercial paper and bank deposits placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these investments and accounts receivable.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years, and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and computer software is depreciated over lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company had no material impairment losses in fiscal 2016 and in fiscal 2015. The Company recorded impairment losses of $35.5 million in fiscal 2014, within Selling, general and administrative expenses.
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
Goodwill and Other Intangible Assets
Upon acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, customer relationships, lease rights and order backlog. The excess of the purchase consideration over the fair value of net assets acquired, both tangible and intangible, is recorded as goodwill. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the relief from royalty method, respectively, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
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
Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2016, fiscal 2015 or fiscal 2014.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Operating Leases
The Company’s leases for office space, retail locations and distribution facilities are accounted for as operating leases. Certain of the Company's leases contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of fiscal 2016 and fiscal 2015, deferred rent obligations of $172.9 million and $122.4 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets. Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sale levels), which triggers the related rent payment, is considered probable and estimable.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2016 and fiscal 2015, the Company had asset retirement obligations of $23.9 million and $16.0 million, respectively, primarily classified within other non-current liabilities in the Company's consolidated balance sheets.
Revenue Recognition
Revenue is recognized by the Company when there is persuasive evidence of an arrangement, delivery has occurred (and risks and rewards of ownership have been transferred to the buyer), price has been fixed or is determinable, and collectability is reasonably assured.
Retail store and concession-based shop-in-shop revenues are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Revenues are also reduced by an estimate for returns at the time of sale.
Wholesale revenue is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of markdown allowances, returns and discounts. Estimates for markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Returns and allowances require pre-approval from management and discounts are based on trade terms. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.
Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote, which is generally approximately three years after the gift card is issued, and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Revenue associated with gift card breakage is not material to the Company’s net operating results.
The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.
Cost of Sales
Cost of sales consists of inventory costs and other related costs such as reserves for inventory realizability and shrinkage, destruction costs, damages and replacements.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Selling, General and Administrative ("SG&A") Expenses
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
Shipping and Handling
Shipping and handling costs incurred were $43.6 million, $41.2 million and $61.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from service providers within cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, digital and other media and production costs. In fiscal 2016, fiscal 2015 and fiscal 2014, advertising expenses for the Company totaled $202.2 million, $160.9 million and $130.1 million respectively. Advertising costs are generally expensed when the advertising first appears.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical tax provisions and recorded assets and liabilities. Tax authorities periodically audit the Company’s income tax returns and the tax authorities may take a contrary position that could result in a significant impact on the Company's results of operations. Significant management judgment is required in determining the effective tax rate, in evaluating tax positions and in determining the net realizable value of deferred tax assets.
See Note 13, "Income Taxes" and "Recently Adopted Accounting Pronouncements" herein for further discussion on the Company's income taxes.
Derivative Instruments
The majority of the Company’s purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans which are not long term in investment nature. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
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
Hedging Portfolio
The Company enters into derivative contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar and Euro-denominated inventory purchases, as well as various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the consolidated statements of income as follows:

•
Forward foreign currency exchange contracts and zero-cost collars - These derivatives are recognized as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2016 to June 2017.

Forward foreign currency exchange contracts, designated as fair value hedges and associated with intercompany and other contractual obligations, are recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged are revalued. Current maturity dates are in August 2017, and are renewed monthly when applicable.
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
Reclassifications
The Stuart Weitzman brand, which was reported within the results of Other during fiscal 2015, is reported as a standalone reportable segment in our fiscal 2016 results.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17") as part of its simplification initiative. Under the ASU, all deferred tax assets and liabilities are required to be classified as noncurrent in the balance sheets. The Company elected to early adopt ASU 2015-17 during the fourth quarter of fiscal 2016 on a prospective basis. Prior periods have not been retrospectively adjusted to reflect the adoption of this ASU. Other than the balance sheet reclassification of current deferred tax assets and liabilities to noncurrent, this standard did not have an effect on the Company's consolidated financial statements.
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," ("ASU No. 2015-16") which pertains to the

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

accounting for business combinations. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The requirements of the new standard are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this guidance during the third quarter of fiscal 2016, with no material effect on the Company's consolidated financial statements or notes thereto. Refer to Note 7, "Acquisitions," for further discussion.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES
Operational Efficiency Plan
On April 26, 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms, and streamline its supply chain network. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model. As a result of this Operational Efficiency Plan, the Company expects to incur overall pre-tax charges of approximately $65-80 million within corporate unallocated expenses, which have been reflected beginning in the fiscal 2016 fourth quarter results, and will be substantially complete by the end of fiscal year 2017. Approximately $55-65 million of these charges will be cash.
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
A summary of charges and related liabilities under the Company's Operational Efficiency Plan are as follows:

	Organizational Efficiency(1)	Technology Infrastructure	Network Optimization(2)	Total
	(millions)
Fiscal 2016 charges	$40.4	$—	$3.5	$43.9
Cash payments	(9.7)	—	—	(9.7)
Non-cash charges	(8.5)	—	(0.3)	(8.8)
Balance at July 2, 2016	$22.2	$—	$3.2	$25.4

(1)	Organizational efficiency charges, recorded within SG&A expenses, primarily related to severance and related costs of corporate employees.

(2)	Network optimization costs, recorded within SG&A expenses, related to lease termination costs.
The balance as of July 2, 2016 is included within Accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income.
Additional actions under our Operational Efficiency Plan will continue into fiscal 2017, with expected incremental charges of around $20 million to $35 million (which will primarily relate to the costs of replacing and updating the Company’s core technology platforms, as well as office location and supply chain consolidations).
Transformation Plan
During the fourth quarter of fiscal 2014, the Company announced a multi-year strategic plan to transform the Coach brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan"), which continued through the end of fiscal 2016, included key operational and cost measures, including: (i) the investment in capital improvements in stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of the Company's organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect the Company's elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of the Coach brand, drive sales growth and promote this new strategy, which started in fiscal 2015; and (v) the significant scale-back of promotional cadence in an increased global promotional environment, particularly within the outlet Internet sales site, which began in fiscal 2014.
Total cumulative charges incurred under the Transformation Plan through July 2, 2016 were $321.5 million. The fourth quarter of fiscal 2016 was the last reporting period in which charges were incurred under this plan.
In fiscal 2016, the Company incurred transformation-related charges of $44.1 million ($33.4 million after-tax, or $0.12 per diluted share), which were largely related to the Company's North America business. The charges recorded in cost of sales and SG&A expenses were $0.0 million and $44.1 million, respectively. In fiscal 2015, the Company recorded charges of $145.9 million ($107.8 million after-tax, or $0.39 per diluted share). The charges recorded in cost of sales and SG&A expenses were $5.0 million

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

and $140.9 million, respectively, and primarily related to the Company's North America business. In the fourth quarter of fiscal 2014, the Company recorded charges of $131.5 million ($88.3 million after-tax, or $0.31 per diluted share). The charges recorded in cost of sales and SG&A expenses were $82.2 million and $49.3 million, respectively, and primarily related to the Company's North America business.
A summary of charges and related liabilities under the Company's Transformation Plan are as follows:

	Inventory-Related Charges(1)	Impairment(2)	Store-Related Costs(3)	Organizational Efficiency Costs(4)	Other(5)	Total
	(millions)
Balance at June 29, 2013	$—	$—	$—	$—	$—	$—
Fiscal 2014 charges	82.2	35.5	12.2	1.0	0.6	131.5
Cash payments	—	—	—	—	—	—
Non-cash charges	(66.8)	(35.5)	(6.7)	—	—	(109.0)
Balance at June 28, 2014	$15.4	$—	$5.5	$1.0	$0.6	$22.5
Fiscal 2015 charges	$3.0	$—	$80.4	$47.3	$15.2	$145.9
Cash payments	(15.4)	—	(34.6)	(30.8)	(10.1)	(90.9)
Non-cash charges	(3.0)	—	(48.8)	(5.5)	(2.4)	(59.7)
Balance at June 27, 2015	$—	$—	$2.5	$12.0	$3.3	$17.8
Fiscal 2016 charges	$—	$—	$16.6	$27.5	$—	$44.1
Cash payments	—	—	(10.2)	(34.0)	(3.3)	(47.5)
Non-cash charges	—	—	(8.9)	—	—	(8.9)
Balance at July 2, 2016	$—	$—	$—	$5.5	$—	$5.5

(1)
Inventory-related charges, recorded within cost of sales, primarily related to reserves for the donation and destruction of certain on-hand inventory and future non-cancelable inventory purchase commitments. As of July 2, 2016 and June 27, 2015, a reserve of $10.3 million and $11.1 million is included within Inventories on the Company's Consolidated Balance Sheets.

(2)
Impairment charges, recorded within SG&A expenses, were based on discounted expected cash flows of certain impacted retail stores, and resulted in the reduction of the net carrying value of store-related long-lived assets to their estimated fair value.

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

The remaining balance as of July 2, 2016 and June 27, 2015 is included within Accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income. See Note 15, "Segment Information," for further information.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

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
4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive (loss) income, as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Losses on Available-for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 28, 2014	$0.6	$1.8	$(9.2)	$(1.9)	$(8.7)
Other comprehensive income (loss) before reclassifications	11.9	(1.3)	(72.5)	—	(61.9)
Less: gains (losses) reclassified from accumulated other comprehensive income	8.1	—	—	(1.0)	7.1
Net current-period other comprehensive income (loss)	3.8	(1.3)	(72.5)	1.0	(69.0)
Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive (loss) income before reclassifications	(10.2)	(0.4)	18.8	—	8.2
Less: gains (losses) reclassified from accumulated other comprehensive income	3.0	(0.2)	—	0.6	3.4
Net current-period other comprehensive (loss) income	(13.2)	(0.2)	18.8	(0.6)	4.8
Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $4.5 million and $(2.6) million as of July 2, 2016 and June 27, 2015, respectively. The amounts reclassified from AOCI are net of tax of $(1.4) million and $(4.0) million as of July 2, 2016 and June 27, 2015, respectively.

(2)
As of July 2, 2016 and June 27, 2015, Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at July 2, 2016 and June 27, 2015 are net of tax of $0.8 million and $0.5 million, respectively.

5. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Income:

	July 2, 2016(1)	June 27, 2015(1)	June 28, 2014(2)
	(millions)
Share-based compensation expense	$95.3	$94.4	$104.9
Income tax benefit related to share-based compensation expense	28.6	28.5	33.1

(1)
During the fiscal years ended July 2, 2016 and June 27, 2015, the Company incurred $8.5 million (or $2.4 million of income tax benefit) and $5.5 million (or $2.0 million of income tax benefit) of share-based compensation expense related to organizational efficiency costs under the Company's Operational Efficiency Plan and Transformation Plan, respectively, primarily as a result of the accelerated vesting of certain awards. See Note 3, "Restructuring Activities," for more information.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Approximately $9.8 million of share based compensation expense and $3.8 million of related income tax benefit are related to the sale of the Reed Krakoff business and restructuring and transformation recognized by the Company in the first quarter of fiscal 2014. See Note 3, "Restructuring Activities," for more information.
Stock-Based Plans
The Company maintains the Amended and Restated 2010 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan for awards granted prior to the establishment of the 2010 Stock Incentive Plan. These plans were approved by the Company's stockholders. The exercise price of each stock option equals 100% of the market price of the Company's stock on the date of grant and generally has a maximum term of 10 years. Stock options and service based share awards that are granted as part of the annual compensation process generally vest ratably over three years. Stock option and share awards are subject to forfeiture until completion of the vesting period, which ranges from one to three years. The Company issues new shares upon the exercise of stock options or vesting of share awards.
Stock Options
A summary of stock option activity during the year ended July 2, 2016 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)
Outstanding at June 27, 2015	13.5	$42.81
Granted	4.4	31.56
Exercised	(0.8)	38.64
Forfeited or expired	(2.0)	39.60
Outstanding at July 2, 2016	15.1	40.18	6.6	$54.5
Vested and expected to vest at July 2, 2016	14.2	41.88	6.2	51.9
Exercisable at July 2, 2016	8.2	45.34	5.1	54.6
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	July 2, 2016	June 27, 2015	June 28, 2014
Expected term (years)	4.2	3.6	3.1
Expected volatility	32.2%	31.9%	32.5%
Risk-free interest rate	1.4%	1.1%	0.8%
Dividend yield	4.3%	3.7%	2.6%
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
The weighted-average grant-date fair value of options granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $5.65, $6.41, and $9.79, respectively. The total intrinsic value of options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $6.2 million, $12.1 million, and $28.0 million, respectively. The total cash received from option exercises was $25.7 million, $32.4 million, and $44.5 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $2.3 million, $4.7 million, and $10.4 million, respectively.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

At July 2, 2016, $19.4 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.0 year.
Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended July 2, 2016 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 27, 2015	3.3	$52.39
Granted	2.3	31.65
Vested	(1.4)	32.53
Forfeited	(0.5)	37.58
Non-vested at July 2, 2016	3.7	49.06
At July 2, 2016, $49.9 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value of share awards granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $31.65, $36.38 and $52.93, respectively. The total fair value of shares vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $45.8 million, $48.4 million and $78.7 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants performance-based share awards to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of performance-based share award activity during the year ended July 2, 2016 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 27, 2015	1.1	$41.76
Granted	0.4	31.67
Change due to performance condition achievement(1)	—	55.07
Vested(1)	—	30.93
Forfeited	(0.1)	45.39
Non-vested at July 2, 2016	1.4	38.67

(1) During fiscal 2016, there was less than 0.1 million shares of PRSU activity due to changes in performance conditions and shares vested, individually and in the aggregate.
At July 2, 2016, $11.5 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value of share awards granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $31.67, $36.43 and $32.53, respectively. The total fair value of awards that vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $1.4 million, $2.5 million and $23.8 million, respectively.
During the fiscal years ended July 2, 2016 and June 27, 2015, the Company granted 0.4 million shares (with a fair value of $11.6 million) and 0.4 million shares (with a fair value of $12.6 million) of common stock to executives, respectively. The shares of common stock under these PRSU awards will be earned and distributed based on certain Company-specific productivity, strategic

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

and sales metrics. Further, the shares are subject to a three-year cliff vesting, subject to the employee's continuing employment and the Company's achievement of the aforementioned performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the fair value of the Company's common stock on the date of grant. Included in the non-vested amount at July 2, 2016 are approximately 0.7 million of PRSU awards that are based on the aforementioned performance criteria.
During fiscal 2014, the Company granted 0.2 million shares of common stock with a fair value of $6.8 million to selected executives as retention PRSU awards with a maximum potential number of shares issued and fair value (excluding dividends) of 0.3 million shares and $9.1 million, respectively. The shares of common stock under these PRSU awards will be earned and distributed based on performance criteria which compares the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The grant date fair value of the PRSU awards was determined utilizing a Monte Carlo simulation and the following assumptions: expected volatility of 32.61%, risk-free interest rate of 0.63%, and dividend yield of 0.00%. Included in the non-vested amount at July 2, 2016 are approximately 0.7 million of PRSU awards that are based on the aforementioned performance criteria.
In fiscal 2016, fiscal 2015 and fiscal 2014, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $14.2 million, $15.7 million and $33.5 million, respectively.
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.1 million, and 0.1 million shares to employees in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Expected term (years)	0.5	0.5	0.5
Expected volatility	28.6%	26.4%	29.5%
Risk-free interest rate	0.3%	0.1%	0.1%
Dividend yield	4.1%	3.5%	2.2%
The weighted-average fair value of the purchase rights granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $7.43, $8.41, and $13.30, respectively. The Company issues new shares for employee stock purchases.
6. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the consolidated balance sheets as of July 2, 2016 and June 27, 2015:

	July 2, 2016			June 27, 2015
	Short-term	Long-Term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$54.8	$—	$54.8	$—	$—	$—
Government securities – U.S.(2)	131.7	—	131.7	42.8	9.3	52.1
Corporate debt securities – U.S.(2)	161.4	64.2	225.6	110.0	42.6	152.6
Corporate debt securities – non-U.S.(2)	111.5	33.9	145.4	74.6	33.9	108.5
Available-for-sale investments, total	$459.4	$98.1	$557.5	$227.4	$85.8	$313.2
Held to maturity:
Corporate debt securities – U.S.(3)	$—	$—	$—	$6.6	$—	$6.6
Other:
Time deposits(1)	0.6	—	0.6	—	—	—
Other(4)	0.4	460.5	460.9	—	320.2	320.2
Total Investments	$460.4	$558.6	$1,019.0	$234.0	$406.0	$640.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of July 2, 2016 have maturity dates between calendar years 2016 and 2018 and are recorded at fair value.

(3)	These securities were recorded at amortized cost which approximated fair value utilizing Level 2 information.

(4)
Long-Term Other relates to the equity method investment in Hudson Yards, related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the “Hudson Yards joint venture”), with the Company owning less than 43% of the joint venture. Refer to Note 11, "Commitments and Contingencies," and Note 19, "Subsequent Events," for further information.

There were no material gross unrealized gains or losses on available-for-sale securities as of the periods ended July 2, 2016 and June 27, 2015.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

7. ACQUISITIONS
Fiscal 2016 Acquisition
On May 1, 2016, the Company acquired all of the outstanding equity interests of Franco Niro Holdings Inc./Les Placements Franco Niro Inc., the Stuart Weitzman Canadian retail distributor ("Stuart Weitzman Canada"), consisting of 14 retail stores and one e-commerce website. The results of the Stuart Weitzman Canada operations have been included in the consolidated financial statements since the date of acquisition within the Stuart Weitzman segment. The aggregate cash paid in connection with the acquisition of Stuart Weitzman Canada was $25.6 million, net of a 10% purchase price hold-back amount to be paid 18 months following the closing date if all conditions are satisfied.
The purchase price allocations for these assets and liabilities are substantially complete, however may be subject to change as additional information is obtained during the measurement period. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Fair Value
(millions)
Inventories and other current assets(1)	$5.3
Property and equipment, net	3.2
Goodwill(2)	24.6
Total assets acquired	33.1
Accounts Payable and accrued liabilities	4.8
Other liabilities(3)	2.7
Total liabilities assumed	7.5
Total cash paid	$25.6

(1) The balance primarily consists of inventories of $5.0 million, including a step-up adjustment of approximately $0.9 million, which is being amortized over 6 months.
(2) The entire balance of acquired goodwill is not tax deductible.
(3) Included within Other liabilities is a $2.6 million liability attributable to the 10% purchase price hold-back amount.
There were no material pre-tax acquisition costs directly associated with the acquisition of Stuart Weitzman Canada.
Fiscal 2015 Acquisition
On May 4, 2015, the Company acquired all of the outstanding equity interests of Stuart Weitzman Topco LLC (“Topco”) and Stuart Weitzman Intermediate LLC (“Stuart Weitzman”), a wholly owned subsidiary of Topco, which the Company believes will complement its current leadership position in premium handbags and accessories. Stuart Weitzman designs and manufactures women’s luxury footwear and accessories. The results of the Stuart Weitzman’s operations have been included in the consolidated financial statements since the date of acquisition within the Stuart Weitzman segment.
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
The Company funded the acquisition through cash on-hand, including the utilization of a portion of debt related proceeds, as described in Note 10, “Debt.”

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The Company has completed its purchase price allocation. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Fair Value	Measurement Period Adjustments(6)	Adjusted Fair Value
	(millions)
Cash and cash equivalents	$11.5	$—	$11.5
Trade accounts receivable	34.0	—	34.0
Inventories(1)	32.9	—	32.9
Prepaid expenses and other current assets	5.2	(2.1)	3.1
Property and equipment, net	28.3	(2.5)	25.8
Goodwill(2)	125.8	5.2	131.0
Trademarks and trade names(3)	267.0	—	267.0
Other intangible assets(4)	87.0	0.1	87.1
Deferred income taxes	7.1	(0.1)	7.0
Other assets	2.3	—	2.3
Total assets acquired	601.1	0.6	601.7
Accounts Payable and accrued liabilities	15.7	0.6	16.3
Other liabilities(5)	54.3	—	54.3
Total liabilities assumed	70.0	0.6	70.6
Total purchase price	531.1	—	531.1

Less: Cash acquired	(11.5)	—	(11.5)

Total purchase price, net of cash acquired	$519.6	$—	$519.6

(1) Included a step-up adjustment of approximately $5.6 million, which was amortized over 4 months.
(2) Approximately $44 million of the goodwill balance is tax deductible.
(3) The trademarks and trade names intangible asset was valued based on the relief from royalty method.
(4) The components of Other intangible assets include customer relationships of approximately $54.7 million (amortized over 15 years), order backlog of approximately $7.7 million (amortized over 6 months) and favorable lease rights of approximately $24.7 million (amortized over the remainder of the underlying lease terms). The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date. Favorable lease rights, net were valued based on a comparison of market participant information and Company-specific lease terms.
(5) Included within Other liabilities is the fair value measurement of the contingent earnout payment of $17.8 million. This was valued primarily utilizing Level 3 inputs as defined by the fair value hierarchy, and was based on a weighted average expected achievement probability and discount rate over the expected measurement period. See Note 9, "Fair Value Measurements," for a reconciliation of the contingent earnout liability as of July 2, 2016.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

(6)
During the twelve months ended July 2, 2016, and in accordance with the early adoption of ASU No. 2015-16, the Company made certain measurement period adjustments to provisional amounts primarily related to the fair value of acquired property and equipment, deferred income taxes, favorable lease rights, as well as certain working capital accounts. These adjustments were the result of new information obtained about facts and circumstances that existed as of the date of acquisition. The $5.2 million net impact of these adjustments on the Consolidated Balance Sheets has been adjusted through goodwill, as noted above. Furthermore, the net impact of these adjustments, recorded within SG&A expenses, was immaterial to the Company's Consolidated Statements of Income.

During the twelve months ended July 2, 2016 and June 27, 2015, the Company incurred pre-tax costs directly associated with the acquisition of approximately $0.0 million and $14.2 million, respectively, recorded within SG&A expenses.
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
8. LEASES
The Company leases retail, distribution and office facilities. The lease agreements, which expire at various dates through 2036, are subject, in most cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain store-related rent expense may also be contingent upon sales.
Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(millions)
Minimum rent(1)	$229.9	$213.8	$172.8
Contingent rent	134.8	142.8	144.4
Total rent expense	$364.7	$356.6	$317.2

(1)	$5.9 million and $27.3 million of lease termination charges due to transformation-related store closures were included in fiscal 2016 and fiscal 2015, respectively.
Future minimum rental payments under non-cancelable operating leases, as of July 2, 2016, are as follows:

Fiscal Year	Amount(1)
(millions)
2017	$254.2
2018	232.4
2019	209.4
2020	181.4
2021	150.4
Subsequent to 2021	597.4
Total minimum future rental payments	$1,625.2

(1)
Refer to Note 19, "Subsequent Events," for further information on the sale of the Company's investments in 10 Hudson Yards and lease of the Company's new corporate headquarters. The table above excludes future minimum rental payments under this new lease, as follows:

Hudson Yards

Fiscal Year	Amount
(millions)
2017	$41.4
2018	45.1
2019	45.1
2020	45.1
2021	45.1
Subsequent to 2021	825.5
Total minimum future rental payments	$1,047.3
9. FAIR VALUE MEASUREMENTS
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at July 2, 2016 and June 27, 2015:

	Level 1		Level 2		Level 3
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(millions)
Assets:
Cash equivalents(1)	$197.9	$485.0	$0.4	$14.7	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	—	—	—
Commercial paper(2)	—	—	54.8	—	—	—
Government securities - U.S.(2)	119.9	42.8	11.8	—	—	—
Corporate debt securities - U.S.(2)	—	—	161.4	110.0	—	—
Corporate debt securities - non U.S.(2)	—	—	111.5	74.6	—	—
Other	—	—	0.4	—	—	—
Long-term investments:
Government securities - U.S.(3)	—	9.3	—	—	—	—
Corporate debt securities - U.S.(3)	—	—	64.2	42.6	—	—
Corporate debt securities - non U.S.(3)	—	—	33.9	33.9	—	—
Derivative Assets:
Inventory-related instruments(4)	—	—	0.2	3.3	—	—
Intercompany loan hedges(4)	—	—	0.4	0.1	—	—
Liabilities:
Contingent earnout obligation(5)	$—	$—	$—	$—	$28.4	$19.4
Derivative liabilities:
Inventory-related instruments(4)	—	—	11.0	0.2	—	—
Intercompany loan hedges(4)	—	—	0.1	—	—	—

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

(3)	Fair value is primarily determined using vendor or broker priced securities in active markets. These securities have maturity dates between calendar years 2017 and 2018.

(4)
The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

(5)	Refer to Note 7, "Acquisitions," for further information.
Refer to Note 10, "Debt," for the fair value of the Company's outstanding debt instruments.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended July 2, 2016 and June 27, 2015. Level 3 liabilities consisted of the contingent earnout obligation related to the Stuart Weitzman acquisition.

	July 2,	June 27,
	2016	2015
	(millions)
Balance, beginning of year	$19.4	$—
Contingent earnout obligation recorded in purchase accounting	—	17.8
Increase to contingent earnout obligation	9.0	1.6
Balance, end of year	$28.4	$19.4
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
No material impairment charges were recorded in fiscal 2016 and fiscal 2015. During fiscal 2014, $35.5 million of impairment charges were recorded, to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $6.9 million as of June 28, 2014. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions.
10. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	July 2, 2016	June 27, 2015
	(millions)
Current Debt:
Term Loan(1)	$15.0	$11.3
Total Current Debt	$15.0	$11.3

Long-Term Debt:
Term Loan(1)	$270.0	$288.7
4.250% Senior Notes	600.0	600.0
Total Long-Term Debt	870.0	888.7
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(8.8)	(9.6)
Total Long-Term Debt, net	$861.2	$879.1

(1)	On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. Refer to Note 19, "Subsequent Events," for further information.
During fiscal 2016, 2015 and 2014 the Company recognized interest expense related to the outstanding debt of $32.9 million, $11.9 million and $1.7 million, respectively.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of July 2, 2016, there were no borrowings under the Revolving Facility.
The Term Loan required repayment by quarterly installments beginning in September 2015 through December 2019, with the remaining expected outstanding balance of $202.5 million due on maturity at March 18, 2020. However, the Company prepaid its outstanding borrowings under the Term Loan facility on August 3, 2016, as further described in Note 19, "Subsequent Events." The Amended and Restated Credit Agreement will continue to be used for general corporate purposes of the Company and its subsidiaries.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At July 2, 2016, the interest rate on these borrowings was 1.720% and the commitment fee was 0.150%.
The fair value of the outstanding balance of the Term Loan as of July 2, 2016 approximated carrying value, and was based on available external pricing data and current market rates for similar debt instruments, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
At July 2, 2016 and June 27, 2015, the fair value of the 4.250% Senior Notes was approximately $622 million and $579 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Debt Maturities
As of July 2, 2016, the Company's aggregate maturities of total debt are as follows:

Fiscal Year	Amount
(millions)
2017(1)	$15.0
2018(1)	15.0
2019(1)	22.5
2020(1)	232.5
2021	—
Subsequent to 2021	600.0
Total future debt repayments	$885.0

(1)
The following maturities are related to the Company's outstanding borrowings under the Term Loan facility. On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. Refer to Note 19, "Subsequent Events," for further information.

Other
Coach Japan, a wholly owned subsidiary of the Company, maintains credit facilities with several Japanese financial institutions to provide funding for working capital and general corporate purposes, allowing a total maximum borrowing capacity of 5.3 billion yen, or approximately $50 million, as of July 2, 2016. Interest is based on the Tokyo Interbank rate plus a margin of 25 to 30 basis points.
During fiscal 2016 and fiscal 2015, there were no borrowings under this facility. The Coach Japan credit facility can be terminated at any time by the financial institution, and there is no guarantee that it will be available to the Company in future periods.
11. COMMITMENTS AND CONTINGENCIES
Hudson Yards
As of July 2, 2016, the Company's equity method investment in Hudson Yards related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan, the Hudson Yards joint venture, with the Company owning less than 43% of the joint venture. The new building will serve as the Company's new corporate headquarters. On August 1, 2016, the Company sold its related investments, and executed an agreement to lease back the office space for a 20-year term. Refer to Note 19, "Subsequent Events," for further information.
During fiscal 2016, the Company invested $140.3 million in the joint venture. Since the formation of the Hudson Yards joint venture, the Company has invested $460.5 million. In addition to its investment in the joint venture, the Company is directly investing in a portion of the design and build-out of the new corporate headquarters and has incurred $179.6 million of capital expenditures life-to-date, including $145.6 million in fiscal 2016, and expects to incur approximately $33 million over the remaining period of construction.
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
Letters of Credit
The Company had standby letters of credit totaling $7.5 million and $6.8 million outstanding at both July 2, 2016 and June 27, 2015. The letters of credit, which expire at various dates through calendar 2017, primarily collateralize the Company’s obligation to third parties for insurance claims, materials used in product manufacturing and leases. The Company pays certain fees with respect to letters of credit that are issued.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Other
The Company had other contractual cash obligations as of July 2, 2016, including $200.1 million related to inventory purchase obligations, $98.5 million related to firm capital expenditure purchase obligations, $9.8 million of other purchase obligations, $885.0 million of debt repayments and $229.5 million of interest payments on the 4.250% Senior Notes. Refer to Note 8, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases. Furthermore, refer to Note 7, "Acquisitions," for a description of potential earnout payments attributable to the Stuart Weitzman acquisition. On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. Refer to Note 19, "Subsequent Events," for further information.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's management believes that the final outcome will not have a material effect on the Company's cash flow, results of operations or financial position.
12. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill, is as follows:

	International	Stuart Weitzman	Total
	(millions)
Balance at June 28, 2014	$361.4	$—	$361.4
Acquisition of Stuart Weitzman	—	125.8	125.8
Foreign exchange impact	(53.0)	—	(53.0)
Balance at June 27, 2015	308.4	125.8	434.2
Acquisition of Stuart Weitzman Canada	—	24.6	24.6
Foreign exchange impact	38.5	(0.1)	38.4
Purchase accounting adjustment(1)	—	5.2	5.2
Balance at July 2, 2016	$346.9	$155.5	$502.4

(1)	Refer to Note 7, "Acquisitions," for further information.
Other Intangible Assets
Other intangible assets consist of the following:

	Fiscal Year Ended(1)
	July 2, 2016			June 27, 2015
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$54.7	$(5.8)	$48.9	$54.7	$(0.8)	$53.9
Order backlog	7.7	(7.7)	—	7.7	(2.6)	5.1
Favorable lease rights, net	24.7	(3.6)	21.1	24.6	(0.5)	24.1
Total intangible assets subject to amortization	87.1	(17.1)	70.0	87.0	(3.9)	83.1
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$363.9	$(17.1)	$346.8	$363.8	$(3.9)	$359.9

(1)	Refer to Note 7, "Acquisitions," for further information.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Amortization
Based on the balance of the Company's intangible assets subject to amortization as of July 2, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2017	$7.0
Fiscal 2018	6.6
Fiscal 2019	6.5
Fiscal 2020	6.2
Fiscal 2021	6.0
Thereafter	37.7
Total	$70.0
The expected future amortization expense above reflects remaining useful lives of 13.8 years for customer relationships and the remaining lease terms ranging from approximately one to 9 years for favorable lease rights.
13. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were (in millions):

	Fiscal Year Ended
	July 2, 2016		June 27, 2015		June 28, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income before provision for income taxes:
United States	$357.5	57.1%	$361.2	59.1%	$818.6	72.9%
Foreign	269.1	42.9	250.4	40.9	303.7	27.1
Total income before provision for income taxes	$626.6	100.0%	$611.6	100.0%	$1,122.3	100.0%

Tax expense at U.S. statutory rate	$219.3	35.0%	$214.0	35.0%	$392.8	35.0%
State taxes, net of federal benefit	11.2	1.8	26.4	4.3	34.6	3.1
Effects of foreign operations(1)	(53.7)	(8.6)	(79.7)	(13.0)	(93.1)	(8.3)
Effects of foreign tax credits and acquisition reorganization	(19.6)	(3.1)	9.3	1.5	(1.5)	(0.1)
Other, net	8.9	1.4	39.2	6.4	8.2	0.7
Taxes at effective worldwide rates	$166.1	26.5%	$209.2	34.2%	$341.0	30.4%

(1)	The "Effects of foreign operations" impact, as noted above, is primarily attributable to the Company's foreign tax rate differential of its Greater China and Japan tax jurisdictions.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	July 2, 2016		June 27, 2015		June 28, 2014
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$145.8	$(52.0)	$142.9	$10.5	$283.4	$(6.8)
Foreign	46.8	2.2	9.8	13.8	20.0	(5.7)
State	25.8	(2.5)	35.0	(2.8)	60.4	(10.3)
Total current and deferred tax provision (benefit)	$218.4	$(52.3)	$187.7	$21.5	$363.8	$(22.8)
The components of deferred tax assets and liabilities were:

	July 2, 2016	June 27, 2015
	(millions)
Share-based compensation	$68.5	$66.7
Reserves not deductible until paid	69.6	68.1
Deferred rent	27.9	16.4
Employee benefits	48.3	48.4
Basis difference in foreign investments	21.5	—
Net operating loss(1)	176.7	178.9
Other	4.2	0.8
Prepaid expenses	0.8	1.9
Property and equipment	34.3	16.4
Gross deferred tax assets	451.8	397.6
Valuation allowance(1)	173.4	169.8
Deferred tax assets after valuation allowance	$278.4	$227.8

Goodwill	88.2	73.6
Other	(1.3)	—
Gross deferred tax liabilities	86.9	73.6
Net deferred tax assets	$191.5	$154.2

Consolidated Balance Sheets Classification(2)
Deferred income taxes – current asset	$—	$98.4
Deferred income taxes – noncurrent asset	248.8	115.8
Deferred income taxes – current liability	—	—
Deferred income taxes – noncurrent liability (included within "Other Liabilities")	(57.3)	(60.0)
Net deferred tax asset	$191.5	$154.2

(1)
The deferred tax asset for net operating losses and the related valuation allowance has been presented on a gross basis as of July 2, 2016, with a corresponding reclass of the July 27, 2015 balances, previously presented on a net basis.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

(2)
The amounts presented in this table are reflective of the prospective adoption of ASU 2015-17, which requires entities to classify deferred tax assets and deferred tax liabilities as non-current. Prior periods have not been adjusted to reflect the adoption of this ASU. Refer to Note 2, "Significant Accounting Policies" for more information.

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
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	July 2, 2016	June 27, 2015	June 28, 2014
	(millions)
Balance at beginning of fiscal year	$168.1	$170.7	$148.8
Gross increase due to tax positions related to prior periods	25.5	5.4	14.7
Gross decrease due to tax positions related to prior periods	(4.4)	(1.1)	(3.3)
Gross increase due to tax positions related to current period	8.7	16.5	28.6
Decrease due to lapse of statutes of limitations	(59.0)	(21.1)	(17.3)
Decrease due to settlements with taxing authorities	(0.3)	(2.3)	(0.8)
Balance at end of fiscal year	$138.6	$168.1	$170.7
Of the $138.6 million ending gross unrecognized tax benefit balance as of July 2, 2016, $111.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $168.1 million ending gross unrecognized tax benefit balance as of June 27, 2015, $121.5 million relates to items which, if recognized, would impact the effective tax rate. As of July 2, 2016 and June 27, 2015, gross interest and penalties payable was $29.0 million and $17.6 million, respectively, which are included in Other liabilities. During fiscal 2016, fiscal 2015 and fiscal 2014, the Company recognized gross interest and penalty income of $11.5 million, gross interest and penalty income of $0.1 million and gross interest and penalty expense of $0.8 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2013 to present are open to examination in the U.S. federal jurisdiction, fiscal 2009 to present in select state jurisdictions and fiscal 2004 to present in select foreign jurisdictions. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, we cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although we believe that the estimates and assumptions we have used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.
For the years ended July 2, 2016 and June 27, 2015, the Company had net operating loss carryforwards in foreign tax jurisdictions of $593.4 million and $618.3 million, the majority of which can be carried forward indefinitely.
The total amount of undistributed earnings of foreign subsidiaries as of July 2, 2016 and June 27, 2015, was $2.39 billion and $2.09 billion, respectively. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.

14. DEFINED CONTRIBUTION PLAN
The Company maintains the Coach, Inc. Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $8.3 million, $7.2 million, and $7.5 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
15. SEGMENT INFORMATION
In fiscal 2016, the Company has three reportable segments based on its business activities and organization:

•	North America, which is composed of Coach brand sales to North American consumers through stores, including the Internet, and sales to wholesale customers.

•
International, which is composed of Coach brand sales to consumers through stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes Coach brand sales to consumers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 55 countries.

•
Stuart Weitzman, which includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe. Amounts presented within the Stuart Weitzman segment in fiscal 2015 were reclassified from Other, where they were previously reported, as Stuart Weitzman became a reportable segment in fiscal 2016.

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include inventory-related costs (such as production variances), advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Additionally, costs incurred by the Company as described in Note 3, "Restructuring Activities," and certain acquisition-related costs are also included as unallocated corporate expenses.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes segment performance for fiscal 2016, fiscal 2015 and fiscal 2014:

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Fiscal 2016
Net sales	$2,397.1	$1,704.0	$46.0	$—	$344.7	$4,491.8
Gross profit	1,478.4	1,286.2	32.3	52.0	202.4	3,051.3
Operating income (loss)	737.3	512.7	22.9	(651.9)	32.5	653.5
Income (loss) before provision for income taxes	737.3	512.7	22.9	(678.8)	32.5	626.6
Depreciation and amortization expense(3)	64.0	70.6	—	64.9	19.6	219.1
Total assets	435.2	1,033.9	9.9	2,782.5	631.2	4,892.7
Additions to long-lived assets	91.6	112.8	—	180.5	11.5	396.4

	North America	International	Other(1)(4)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Fiscal 2015
Net sales	$2,467.5	$1,622.0	$59.1	$—	$43.0	$4,191.6
Gross profit	1,574.6	1,248.8	38.1	27.2	19.9	2,908.6
Operating income (loss)	820.5	480.6	30.1	(708.6)	(4.6)	618.0
Income (loss) before provision for income taxes	820.5	480.6	30.1	(715.0)	(4.6)	611.6
Depreciation and amortization expense(3)	61.8	63.1	—	110.5	5.2	240.6
Total assets	385.1	1,057.6	7.4	2,614.2	602.6	4,666.9
Additions to long-lived assets	89.9	73.9	—	34.0	1.5	199.3

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Fiscal 2014
Net sales	$3,100.5	$1,644.2	$61.5	$—	$—	$4,806.2
Gross profit	1,992.7	1,295.3	36.9	(27.9)	—	3,297.0
Operating income (loss)	1,164.1	555.7	34.2	(633.9)	—	1,120.1
Income (loss) before provision for income taxes	1,164.1	555.7	34.2	(631.7)	—	1,122.3
Depreciation and amortization expense(3)	72.9	58.8	—	57.7	—	189.4
Total assets	432.6	1,128.5	5.6	2,096.4	—	3,663.1
Additions to long-lived assets	102.2	71.5	—	45.9		219.6

(1) Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in licensing and disposition channels.
(2) Corporate unallocated expenses include Coach brand inventory-related costs (such as production variances), advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Furthermore, transformation-related and operational efficiency charges incurred by the Company as described in Note 3, "Restructuring Activities" and to a lesser extent, charges associated with contingent earn out payments of the Stuart Weitzman

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

acquisition (as described in Note 7, "Acquisitions") and other integration-related activities, are also included as unallocated corporate expenses.

(3)
Depreciation and amortization expense includes $8.5 million of transformation-related and operational efficiency plan charges for the fiscal year ended July 2, 2016. Depreciation and amortization expense includes $48.8 million of transformation-related charges for the fiscal year ended June 27, 2015. These charges are recorded as corporate unallocated expenses.

The following table shows net sales for each product category represented (in millions):

	Fiscal Year Ended
	July 2, 2016	% of Total	June 27, 2015	% of Total	June 28, 2014	% of Total
Women's Handbags	$2,392.9	53%	$2,389.6	57%	$2,826.1	59%
Men's	725.7	16	680.4	16	691.8	14
Women's Accessories	721.6	16	709.4	17	860.3	18
All Other Products	306.9	7	369.2	9	428.0	9
Coach brand	$4,147.1	92%	$4,148.6	99%	$4,806.2	100%
Stuart Weitzman brand(1)	344.7	8	43.0	1	—	—
Total Sales	$4,491.8	100%	$4,191.6	100%	$4,806.2	100%

(1)	The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the costs not allocated in the determination of segment operating income performance:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(millions)
Inventory-related costs(1)	$52.0	$27.2	$(27.9)
Advertising, marketing and design(2)	(260.3)	(246.7)	(238.1)
Administration and information systems(2)(3)	(381.6)	(422.8)	(283.9)
Distribution and customer service(2)	(62.0)	(66.3)	(84.0)
Total corporate unallocated	$(651.9)	$(708.6)	$(633.9)

(1)
Inventory-related costs consist of production variances and transformation-related costs, and are recorded within cost of sales. In fiscal 2016, 2015 and 2014 production variances were $52.0 million, $32.2 million and $54.3 million, respectively. In fiscal 2016, fiscal 2015 and fiscal 2014, transformation and other-related costs were $0.0 million, $(5.0) million and $(82.2) million, respectively.

(2)	Costs recorded within SG&A expenses.

(3)
Fiscal 2016 includes Transformation Plan, Operational Efficiency Plan and Stuart Weitzman acquisition-related charges of $(107.4) million. Fiscal 2015 and fiscal 2014 includes charges of $(156.7) million and $(49.3) million, respectively, related to Transformation Plan and Stuart Weitzman acquisition-related charges.

Geographic Area Information
As of July 2, 2016, the Company operated 250 retail stores and 195 outlet stores in the United States, 40 retail stores and 11 outlet stores in Canada. Outside of North America, the Company operated 195 concession shop-in-shops within department stores, retail stores and outlet stores in Japan, 185 in Greater China (including Hong Kong, Macau and mainland China), and 153 in other international locations. Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net and other assets.

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2016
Net sales(1)	$2,477.3	$559.8	$652.2	$802.5	$4,491.8
Long-lived assets	750.3	74.8	96.6	141.5	1,063.2
Fiscal 2015
Net sales(1)	$2,372.8	$545.6	$635.8	$637.4	$4,191.6
Long-lived assets	559.5	55.4	91.2	138.4	844.5
Fiscal 2014
Net sales(1)	$2,968.6	$654.7	$583.9	$599.0	$4,806.2
Long-lived assets	594.7	70.4	83.9	91.6	840.6

(1)	Includes net sales from our global travel retail business in locations within the specified geographic area.

(2)	Greater China includes mainland China, Hong Kong and Macau.

(3)
Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Company-operated stores and concession shop-in-shops in Canada, Europe, South Korea, Taiwan, Malaysia and Singapore.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

16. EARNINGS PER SHARE
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(millions, except per share data)
Net income	$460.5	$402.4	$781.3

Total weighted-average basic shares	277.6	275.7	277.8
Dilutive securities:
Share-based award plans	1.3	0.9	1.0
Stock option programs	0.4	0.6	1.6
Total weighted-average diluted shares	279.3	277.2	280.4

Net income per share:
Basic	$1.66	$1.46	$2.81
Diluted	$1.65	$1.45	$2.79
At July 2, 2016, options to purchase 5.1 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $39.42 to $78.46, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 2, 2016, June 27, 2015 and June 28, 2014, there were approximately 5.9 million, 6.8 million, and 7.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

17. STOCK REPURCHASE PROGRAM
Purchases of the Company's common stock have been made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Under Maryland law, the Company's state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. The Company's stock repurchase program expired at the end of fiscal 2015, with zero remaining availability at July 2, 2016.
During fiscal 2016 and fiscal 2015, the Company did not repurchase any shares of common stock. During fiscal 2014, the Company repurchased and retired 10.2 million shares, or $524.9 million of common stock, at an average cost of $51.27 per share.
18. RELATED PARTIES
The Stuart Weitzman brand and one of its employees each maintain a partial ownership interest of less than 50% in a factory (two in total) located in Spain, which are involved in the production of Stuart Weitzman inventory. Payments to these two factories represented $39.2 million and $6.3 million in fiscal 2016 and fiscal 2015, respectively. Amounts payable to these factories were not material at July 2, 2016 or June 27, 2015.
19. SUBSEQUENT EVENTS
Hudson Yards
On August 1, 2016, the Company announced the sale of its investments in 10 Hudson Yards, in New York City, and the lease of its new global headquarters. The Company received a purchase price of approximately $707 million (net of approximately $77 million due to the developer of Hudson Yards) before transaction costs of $26 million, resulting in a gain of approximately $30 million, which will be amortized through SG&A expenses over the lease term of 20 years. The Company has simultaneously entered into a 20-year lease for the headquarters space in the building, comprising of approximately 694,000 square feet.
Refer to Note 11, "Commitments and Contingencies," for further information. Furthermore, refer to Note 8, "Leases," for a summary of the Company's future minimum rental payments under this new lease.
Term Loan
On August 3, 2016, the Company prepaid its outstanding borrowings of approximately $285 million (including accrued and unpaid interest) under the Term Loan facility of its Amended and Restated Credit Agreement. A portion of the proceeds from the sale of the Company's investments in 10 Hudson Yards, as described above, was used to make the prepayment. The Revolving Facility under the Amended and Restated Credit Agreement will continue to remain in effect. Refer to Note 10, "Debt," for a summary of the Company's debt position as of July 2, 2016.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	July 2, 2016	June 27, 2015
	(millions)
Property and equipment
Land and building	$168.5	$168.5
Machinery and equipment	34.5	34.7
Furniture and fixtures	653.2	640.9
Leasehold improvements	898.7	650.7
Construction in progress	26.4	78.8
Less: accumulated depreciation	(861.8)	(841.0)
Total property and equipment, net	$919.5	$732.6
Accrued liabilities
Payroll and employee benefits	$180.5	$181.9
Accrued rent	45.2	47.8
Dividends payable	93.9	93.3
Operating expenses	305.4	277.6
Total accrued liabilities	$625.0	$600.6
Other liabilities
Deferred lease obligation	$172.9	$122.4
Gross unrecognized tax benefit	138.6	168.1
Deferred tax liabilities	57.3	60.0
Other	153.1	112.7
Total other liabilities	$521.9	$463.2

COACH, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended July 2, 2016, June 27, 2015 and June 28, 2014

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Related to Acquisition	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2016
Allowance for bad debts	$3.1	$3.7	$—	$(4.6)	$2.2
Allowance for returns	7.5	11.5	—	(13.0)	6.0
Allowance for markdowns	18.0	54.1	—	(56.9)	15.2
Valuation allowance	169.8	3.6	—	—	173.4
Total	$198.4	$72.9	$—	$(74.5)	$196.8
Fiscal 2015
Allowance for bad debts	$1.4	$1.7	$0.9	$(0.9)	$3.1
Allowance for returns	2.9	8.9	0.7	(5.0)	7.5
Allowance for markdowns	11.6	42.5	3.8	(39.9)	18.0
Valuation allowance	131.8	38.0	—	—	169.8
Total	$147.7	$91.1	$5.4	$(45.8)	$198.4
Fiscal 2014
Allowance for bad debts	$1.1	$1.6	$—	$(1.3)	$1.4
Allowance for returns	7.0	0.8	—	(4.9)	2.9
Allowance for markdowns	8.4	37.9	—	(34.7)	11.6
Valuation allowance	79.6	52.2	—	—	131.8
Total	$96.1	$92.5	$—	$(40.9)	$147.7

COACH, INC.

Quarterly Financial Data
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
Fiscal 2016(1)(2)
Net sales	$1,030.3	$1,273.8	$1,033.1	$1,154.6
Gross profit	696.5	859.1	713.0	782.7
Net income	96.4	170.1	112.5	81.5
Net income per common share:
Basic	0.35	0.61	0.40	0.29
Diluted	0.35	0.61	0.40	0.29
Fiscal 2015(1)
Net sales	$1,038.8	$1,219.4	$929.3	$1,004.1
Gross profit	715.4	840.0	665.5	687.7
Net income	119.1	183.5	88.1	11.7
Net income per common share:
Basic	0.43	0.67	0.32	0.04
Diluted	0.43	0.66	0.32	0.04
Fiscal 2014(1)
Net sales	$1,150.8	$1,419.6	$1,099.6	$1,136.2
Gross profit	826.6	982.7	781.3	706.4
Net income	217.9	297.4	190.8	75.2
Net income per common share:
Basic	0.77	1.07	0.69	0.27
Diluted	0.77	1.06	0.68	0.27

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

(2)
The fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period, and the fiscal years ended June 27, 2015 (“fiscal 2015”) and June 28, 2014 (“fiscal 2014”) were each 52-week periods. The fourth quarter of fiscal 2016 included the results of the 53rd week, contributing to $84.4 million in net revenues and $0.07 in net income per diluted share.

EXHIBITS TO FORM 10-K

(a)	Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description
3.1	Amended and Restated Bylaws of Coach, Inc., dated August 17, 2015, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on August 17, 2015
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
4.2
Deposit Agreement, dated November 24, 2011, between Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.3
Deed Poll, dated November 24, 2011, executed by Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, pursuant to the deposit agreement in favor of and in relation to the rights of the holders of the depositary receipts, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.4
Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.5
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.6
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to Coach’s Current Report on Form 8-K filed on March 2, 2015

10.1
Purchase Agreement among Stuart Weitzman Topco LLC, Stuart Weitzman Intermediate LLC and Coach, dated January 5, 2015, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.2
Letter Agreement between Stuart Weitzman and Coach, dated January 5, 2015, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.3
Amendment and Restatement Agreement, dated as of March 18, 2015, by and between Coach, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, which amends and restates the Revolving Credit Agreement, dated as of June 18, 2012 (as amended by Amendment No. 1 dated March 26, 2013, Amendment No. 2 dated November 27, 2013 and Amendment No. 3 dated September 9, 2014) , which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.4~
Limited Liability Company Agreement, dated April 10, 2013, by and between Coach Legacy Yards LLC, an affiliate of Coach, and Podium Fund Tower C SPV LLC, which is incorporated herein by reference from Exhibit 10.3 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.5~
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

10.8†	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit	Description
10.9†
Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.10†	Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference from Exhibit 10.15 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
10.11†
Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

10.12†
Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010

10.13†	Amendment to the Coach, Inc. 2010 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014
10.14†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

10.15†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 18, 2015), which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 25, 2015

10.16†	Form of Stock Option Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.17†	Form of Restricted Stock Unit Award Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.18†	Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.19†	Form of Stock Option Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.20†	Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan
10.21†
Coach, Inc. 2013 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed on September 27, 2013

10.22†
Employment Offer Letter, dated July 19, 2011, between Coach and Jane Nielsen, which is incorporated herein by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2011

10.23†
Letter Agreement, dated February 13, 2013, between Coach and Victor Luis, which is incorporated herein by reference from Exhibit 10.29 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.24†
Employment Offer Letter, dated September 2, 2014, between Coach and Gebhard Rainer, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended September 27, 2014

10.25*†	Separation and Release Agreement, dated June 7, 2016, between Coach and Gebhard Rainer
10.26†
Employment Offer Letter, dated January 26, 2015, between Coach and Ian Bickley, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.27†
Employment Offer Letter, dated January 26, 2015, between Coach and Andre Cohen, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.28†	Letter Agreement, dated June 22, 2015, between Coach and Sarah Dunn, which is incorporated by reference from Exhibit 10.3 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.29†	Letter Agreement, dated June 22, 2015, between Coach and Todd Kahn, which is incorporated by reference from Exhibit 10.2 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.30†	Letter Agreement, dated June 22, 2015, between Coach and Jane Nielsen, which is incorporated by reference from Exhibit 10.4 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
12*	Computation of Ratio of Earnings to Fixed Charges
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Coach, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications

Exhibit	Description
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

~	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement.