Form 10-Q
period 2016-10-01
COACH INC
filed 2016-11-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 28, 2016 the Registrant had 280,365,188 outstanding shares of common stock, which is the Registrant’s only class of common stock.

COACH, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Coach" and the “Company” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including but not limited to: (i) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global lifestyle brand; (ii) our ability to successfully execute and achieve efficiencies and other benefits related to our multi-year transformation plan and operational efficiency initiatives; (iii) the effect of existing and new competition in the market; (iv) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell and source our product; (v) our ability to retain the value of the Coach brand and the Stuart Weitzman brand and to respond to changing fashion trends in a timely manner; (vi) our ability to control costs; (vii) the effect of seasonal and quarterly fluctuations in our sales or operating results; (viii) our ability to protect against infringement of our trademarks and other proprietary rights; (ix) our ability to achieve intended benefits, cost savings and synergies from acquisitions; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016. Coach, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2016	July 2, 2016
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,000.0	$859.0
Short-term investments	533.2	460.4
Trade accounts receivable, less allowances of $2.2 and $2.2, respectively	245.1	245.2
Inventories	546.8	459.2
Prepaid expenses	66.1	58.0
Other current assets	114.0	91.1
Total current assets	2,505.2	2,172.9
Property and equipment, net	774.6	919.5
Long-term investments	74.4	558.6
Goodwill	505.9	502.4
Intangible assets	345.1	346.8
Deferred income taxes	248.8	248.8
Other assets	130.6	143.7
Total assets	$4,584.6	$4,892.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$173.5	$186.7
Accrued liabilities	523.7	625.0
Current debt	—	15.0
Total current liabilities	697.2	826.7
Long-term debt	591.4	861.2
Other liabilities	567.5	521.9
Total liabilities	1,856.1	2,209.8

See Note 12 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 280.3 million and 278.5 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,874.6	2,857.1
Accumulated deficit	(81.3)	(104.1)
Accumulated other comprehensive loss	(67.6)	(72.9)
Total stockholders' equity	2,728.5	2,682.9
Total liabilities and stockholders' equity	$4,584.6	$4,892.7

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	October 1, 2016	September 26, 2015
	(millions, except per share data)
	(unaudited)
Net sales	$1,037.6	$1,030.3
Cost of sales	322.9	333.8
Gross profit	714.7	696.5
Selling, general and administrative expenses	548.8	555.1
Operating income	165.9	141.4
Interest expense, net	5.7	6.7
Income before provision for income taxes	160.2	134.7
Provision for income taxes	42.8	38.3
Net income	$117.4	$96.4
Net income per share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.35
Shares used in computing net income per share:
Basic	279.5	277.1
Diluted	281.9	278.3
Cash dividends declared per common share	$0.3375	$0.3375

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
	October 1, 2016	September 26, 2015
	(millions)
	(unaudited)
Net income	$117.4	$96.4
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	2.9	(3.3)
Unrealized (losses) on available-for-sale investments, net	(0.5)	(0.5)
Foreign currency translation adjustments	2.9	(21.6)
Other comprehensive income (loss), net of tax	5.3	(25.4)
Comprehensive income	$122.7	$71.0

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 1, 2016	September 26, 2015
	(millions)
	(unaudited)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net income	$117.4	$96.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	52.3	54.4
Provision for bad debt	—	(0.3)
Share-based compensation	16.0	22.9
Excess tax effect from share-based compensation	(0.4)	8.2
Restructuring activities	3.0	5.4
Deferred income taxes	4.8	20.2
Other non-cash charges, net	3.4	(4.6)
Changes in operating assets and liabilities:
Trade accounts receivable	0.6	(29.3)
Inventories	(86.1)	(95.5)
Accounts payable	(8.0)	(7.0)
Accrued liabilities	(114.3)	(65.0)
Other liabilities	(13.9)	(17.0)
Other balance sheet changes, net	(12.9)	19.2
Net cash (used in) provided by operating activities	(38.1)	8.0
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Hudson Yards sale of investments	680.6	—
Purchases of investments	(204.2)	(205.6)
Proceeds from maturities and sales of investments	153.6	106.1
Purchases of property and equipment	(67.6)	(69.5)
Acquisition of lease rights	(6.8)	—
Acquisition of interest in equity method investment	—	(51.4)
Net cash provided by (used in) investing activities	555.6	(220.4)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Dividend payments	(94.0)	(93.3)
Repayment of debt	(285.0)	—
Proceeds from share-based awards	20.7	2.9
Taxes paid to net settle share-based awards	(19.5)	(12.1)
Excess tax effect from share-based compensation	0.4	(8.2)
Net cash (used in) financing activities	(377.4)	(110.7)
Effect of exchange rate changes on cash and cash equivalents	0.9	(2.7)
Increase (decrease) in cash and cash equivalents	141.0	(325.8)
Cash and cash equivalents at beginning of period	859.0	1,291.8
Cash and cash equivalents at end of period	$1,000.0	$966.0
Supplemental information:
Cash paid for income taxes, net	$75.1	$1.9
Cash paid for interest	$13.2	$1.2
Noncash investing activity - property and equipment obligations	$52.4	$41.4

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
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2016.
The results of operations, cash flows and comprehensive income for the three months ended October 1, 2016 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2017 ("fiscal 2017").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2017 will be a 52-week period. Fiscal 2016 ended on July 2, 2016 and was a 53-week period ("fiscal 2016"). The first quarter of fiscal 2017 ended on October 1, 2016 and was a 13-week period. The first quarter of fiscal 2016 ended on September 26, 2015 and was also a 13-week period.
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
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

3. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)," which provides guidance about the classification of certain cash receipts and payments within the statement of cash flows, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and policies, and distributions received from equity method investments. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, which for the Company is the first quarter of fiscal 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements or notes thereto.
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
During the three months ended October 1, 2016, the Company incurred operational efficiency related charges within selling, general and administrative ("SG&A") expenses of $7.1 million ($5.6 million after-tax, or $0.02 per diluted share), primarily due to organizational efficiency costs and, to a lesser extent, network optimization costs. Total cumulative charges incurred under the

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Operational Efficiency Plan to date are $51.0 million. Additional actions under our Operational Efficiency Plan will continue through fiscal 2017, with expected incremental charges estimated between $20 million to $35 million.
A summary of charges and related liabilities under the Company's Operational Efficiency Plan are as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	6.3	0.1	0.7	7.1
Cash payments	(9.8)	(0.1)	(3.2)	(13.1)
Non-cash charges	(2.3)	—	(0.7)	(3.0)
Liability as of October 1, 2016	$16.4	$—	$—	$16.4

(1)
Organizational efficiency charges, recorded within SG&A expenses, primarily related to severance and related costs of corporate employees, consulting fees related to process and organizational optimization and accelerated depreciation associated with the retirement of information technology systems.

(2)	Technology infrastructure costs, recorded within SG&A expenses, related to the initial costs of replacing and updating the Company’s core technology platforms.

(3)	Network optimization costs, recorded within SG&A expenses, related to lease termination costs.
The balance as of October 1, 2016 is included within Accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income. See Note 13, "Segment Information," for further information.
Transformation Plan
During the fourth quarter of fiscal year ended June 28, 2014 ("fiscal 2014"), the Company announced a multi-year strategic plan to transform the Coach brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan"), which continued through the end of fiscal 2016, included key operational and cost measures. Refer to Note 3 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 for additional information about the Transformation Plan.
Total cumulative charges incurred under the Transformation Plan through July 2, 2016 were $321.5 million. The fourth quarter of fiscal 2016 was the last reporting period in which charges were incurred under this plan.
During the three months ended September 26, 2015, the Company incurred transformation-related charges within SG&A expenses of $12.6 million ($8.5 million after-tax, or $0.03 per diluted share), primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores.

A summary of liabilities under the Company's Transformation Plan are as follows:

	Organizational Efficiency(1)	Total
	(millions)
Liability as of July 2, 2016	$5.5	$5.5
Cash payments	(3.8)	(3.8)
Liability as of October 1, 2016	$1.7	$1.7

(1)	Organizational efficiency charges, recorded within SG&A expenses, primarily related to severance and related costs of employees.
The remaining balance as of October 1, 2016 and July 2, 2016 is included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

5. Goodwill and Other Intangible Assets
The change in the carrying amount of the Company’s goodwill is as follows:

	International	Stuart Weitzman	Total
	(millions)
Balance at July 2, 2016	$346.9	$155.5	$502.4
Foreign exchange impact	3.8	(0.3)	3.5
Balance at October 1, 2016	$350.7	$155.2	$505.9

Other Intangible Assets
Other intangible assets consist of the following:

	October 1, 2016			July 2, 2016
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$54.7	$(6.9)	$47.8	$54.7	$(5.8)	$48.9
Favorable lease rights, net	24.7	(4.2)	20.5	24.7	(3.6)	21.1
Total intangible assets subject to amortization	79.4	(11.1)	68.3	79.4	(9.4)	70.0
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$356.2	$(11.1)	$345.1	$356.2	$(9.4)	$346.8
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of October 1, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Remainder of Fiscal 2017	$5.3
Fiscal 2018	6.6
Fiscal 2019	6.5
Fiscal 2020	6.2
Fiscal 2021	6.0
Fiscal 2022	5.4
Fiscal 2023 and thereafter	32.3
Total	$68.3
The expected future amortization expense above reflects remaining useful lives of 13.6 years for customer relationships and the remaining lease terms ranging from approximately 6 months to 9 years for favorable lease rights.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

6. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9
Net income	—	—	—	96.4	—	96.4
Other comprehensive loss	—	—	—	—	(25.4)	(25.4)
Shares issued for stock options and employee benefit plans	0.9	—	(8.5)	—	—	(8.5)
Share-based compensation	—	—	22.9	—	—	22.9
Excess tax effect from share-based compensation	—	—	(8.2)	—	—	(8.2)
Dividends declared ($0.3375 per share)	—	—	—	(93.6)	—	(93.6)
Balance at September 26, 2015	277.5	$2.8	$2,760.6	$(186.8)	$(103.1)	$2,473.5

Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	117.4	—	117.4
Other comprehensive income	—	—	—	—	5.3	5.3
Shares issued for stock options and employee benefit plans	1.8	—	1.1	—	—	1.1
Share-based compensation	—	—	16.0	—	—	16.0
Excess tax effect from share-based compensation	—	—	0.4	—	—	0.4
Dividends declared ($0.3375 per share)	—	—	—	(94.6)	—	(94.6)
Balance at October 1, 2016	280.3	$2.8	$2,874.6	$(81.3)	$(67.6)	$2,728.5

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Losses on Available- for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive (loss) before reclassifications	(0.9)	(0.5)	(21.6)	—	(23.0)
Less: gains reclassified from accumulated other comprehensive income to earnings	2.4	—	—	—	2.4
Net current-period other comprehensive (loss)	(3.3)	(0.5)	(21.6)	—	(25.4)
Balances at September 26, 2015	$1.1	$—	$(103.3)	$(0.9)	$(103.1)

Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	0.1	(0.5)	2.9	—	2.5
Less: (losses) reclassified from accumulated other comprehensive income to earnings	(2.8)	—	—	—	(2.8)
Net current-period other comprehensive income (loss)	2.9	(0.5)	2.9	—	5.3
Balances at October 1, 2016	$(5.9)	$(0.2)	$(60.0)	$(1.5)	$(67.6)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $3.0 million and ($0.8) million as of October 1, 2016 and September 26, 2015, respectively. The amounts reclassified from AOCI are net of tax of $1.4 million and ($1.2) million as of October 1, 2016 and September 26, 2015, respectively.

(2)
As of October 1, 2016 and September 26, 2015, Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at October 1, 2016 and September 26, 2015 are net of tax of $0.8 million and $0.5 million, respectively.

7. Earnings per Share
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(millions, except per share data)
Net income	$117.4	$96.4

Total weighted-average basic shares outstanding	279.5	277.1
Dilutive securities:
Effect of dilutive securities	2.4	1.2
Total weighted-average diluted shares	281.9	278.3

Net income per share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.35

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 1, 2016 and September 26, 2015, there were approximately 9.1 million and 15.8 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
8. Share-based Compensation
The following table shows the total compensation cost charged against income for share based compensation plans and the related tax benefits recognized in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended
	October 1, 2016	September 26, 2015(1)
	(millions)
Share-based compensation expense	$16.0	$22.9
Income tax benefit related to share-based compensation expense	4.7	6.9

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the three months ended October 1, 2016 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at July 2, 2016	15.1	$40.18
Granted	3.2	39.86
Exercised	(0.7)	40.76
Forfeited or expired	(0.6)	40.44
Outstanding at October 1, 2016	17.0	40.09
Vested and expected to vest at October 1, 2016	16.4	41.98
Exercisable at October 1, 2016	10.1	43.69
At October 1, 2016, $35.9 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of options granted during the three months ended October 1, 2016 and September 26, 2015 was $7.29 and $5.60, respectively. The total intrinsic value of options exercised during the three months ended October 1, 2016 and September 26, 2015 was $5.7 million and $0.1 million, respectively. The total cash received from option exercises was $20.7 million for the three months ended October 1, 2016 and $2.5 million for the three months ended September 26, 2015, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $2.1 million and $0.1 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended October 1, 2016 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 2, 2016	3.7	$49.06
Granted	1.7	39.88
Vested	(1.6)	39.24
Forfeited	(0.2)	33.63
Non-vested at October 1, 2016	3.6	49.89
At October 1, 2016, $90.4 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during the three months ended October 1, 2016 and September 26, 2015 was $39.88 and $31.51, respectively. The total fair value of shares vested during the three months ended October 1, 2016 and September 26, 2015 was $62.1 million and $36.1 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended October 1, 2016 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 2, 2016	1.4	$38.67
Granted	0.3	39.92
Change due to performance condition achievement	(0.1)	53.19
Vested(1)	—	39.72
Forfeited	(0.1)	40.63
Non-vested at October 1, 2016	1.5	37.83

(1)	During the first three months ended October 1, 2016, less than 0.1 million PRSU shares vested.
At October 1, 2016, $18.2 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.2 years.
Included in the non-vested amount at October 1, 2016 are approximately 0.6 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the three months ended October 1, 2016 with this performance criteria. The remaining 0.9 million PRSU awards included in the non-vested amount are based on certain Company-specific productivity, strategic and sales metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended October 1, 2016 and September 26, 2015 was $39.92 and $31.56, respectively. The total fair value of awards that vested during the three months ended October 1, 2016 and September 26, 2015 was $0.9 million and $0.9 million, respectively.
In the three months ended October 1, 2016 and September 26, 2015, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $18.3 million and $11.4 million, respectively.
9. Debt
The following table summarizes the components of the Company’s outstanding debt:

	October 1, 2016	July 2, 2016
	(millions)
Current Debt:
Term Loan	$—	$15.0
Total Current Debt	$—	$15.0

Long-Term Debt:
Term Loan	$—	$270.0
4.250% Senior Notes	600.0	600.0
Total Long-Term Debt	600.0	870.0
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(8.6)	(8.8)
Total Long-Term Debt, net	$591.4	$861.2
During the three months ended October 1, 2016 and September 26, 2015, the Company recognized interest expense related to its debt of $7.4 million and $8.0 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of October 1, 2016, there were no borrowings under the Revolving Facility. The Company prepaid its outstanding borrowings under the Term Loan facility on August 3, 2016. The Revolving Facility will continue to be used for general corporate purposes of the Company and its subsidiaries.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At October 1, 2016, there were no borrowings on the Revolving Facility and the commitment fee was 0.150%.
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
At October 1, 2016 and July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $632 million and $622 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
10. Fair Value Measurements
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at October 1, 2016 and July 2, 2016:

	Level 1		Level 2		Level 3
	October 1, 2016	July 2, 2016	October 1, 2016	July 2, 2016	October 1, 2016	July 2, 2016
	(millions)
Assets:
Cash equivalents(1)	$266.2	$197.9	$100.4	$0.4	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	0.6	—	—
Commercial paper(2)	—	—	77.8	54.8	—	—
Government securities - U.S.(2)	175.7	119.9	—	11.8	—	—
Corporate debt securities - U.S.(2)	—	—	152.6	161.4	—	—
Corporate debt securities - non U.S.(2)	—	—	124.7	111.5	—	—
Other	—	—	1.8	$0.4	—	—
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	52.0	64.2	—	—
Corporate debt securities - non U.S.(3)	—	—	22.4	33.9	—	—
Derivative Assets:
Inventory-related hedges(4)	—	—	0.6	0.2	—	—
Intercompany loan hedges(4)	—	—	—	0.4	—	—
Liabilities:
Contingent earnout obligation	$—	$—	$—	$—	$30.7	$28.4
Derivative liabilities:
Inventory-related hedges(4)	—	—	5.2	11.0	—	—
Intercompany loan hedges(4)	—	—	0.2	0.1	—	—

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

Refer to Note 9, "Debt," for the fair value of the Company's outstanding debt instruments.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended October 1, 2016 and July 2, 2016. Level 3 liabilities consisted of the contingent earnout obligation related to the Stuart Weitzman acquisition.

	October 1, 2016	July 2, 2016
	(millions)
Balance, beginning of period	$28.4	$19.4
Increase to contingent earnout obligation	2.3	9.0
Balance, end of period	$30.7	$28.4
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
11. Investments
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the condensed consolidated balance sheets as of October 1, 2016 and July 2, 2016:

	October 1, 2016			July 2, 2016
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$77.8	$—	$77.8	$54.8	$—	$54.8
Government securities - U.S.(2)	175.7	—	175.7	131.7	—	131.7
Corporate debt securities - U.S.(2)	152.6	52.0	204.6	161.4	64.2	225.6
Corporate debt securities - non-U.S.(2)	124.7	22.4	147.1	111.5	33.9	145.4
Available-for-sale investments, total	$530.8	$74.4	$605.2	$459.4	$98.1	$557.5
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other(3)	1.8	—	1.8	0.4	460.5	460.9
Total Investments	$533.2	$74.4	$607.6	$460.4	$558.6	$1,019.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of October 1, 2016 have maturity dates between calendar years 2016 and 2018 and are recorded at fair value.

(3)
Long-term Other as of July 2, 2016 relates to the equity method investment in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture. Refer to Note 14, "Sale of Interest and Lease Transaction," for further information.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended October 1, 2016 and July 2, 2016.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

12. Commitments and Contingencies
Letters of Credit
The Company had standby letters of credit totaling $7.4 million and $7.5 million outstanding at October 1, 2016 and July 2, 2016, respectively. The letters of credit, which expire at various dates through calendar 2017, primarily collateralize the Company's obligation to third parties for insurance claims, leases and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Other
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
13. Segment Information
In fiscal 2017, the Company has three reportable segments based on its business activities and organization:

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

The following table summarizes segment performance for the three months ended October 1, 2016 and September 26, 2015:

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Three Months Ended October 1, 2016
Net sales	$545.3	$395.5	$9.3	$—	$87.5	$1,037.6
Gross profit	341.2	298.1	8.1	16.2	51.1	714.7
Operating income (loss)	164.2	113.3	6.1	(122.8)	5.1	165.9
Income (loss) before provision for income taxes	164.2	113.3	6.1	(128.5)	5.1	160.2
Depreciation and amortization expense(3)	17.6	18.5	—	15.4	3.8	55.3
Additions to long-lived assets	17.1	25.3	—	16.1	9.1	67.6

Three Months Ended September 26, 2015
Net sales	$561.0	$369.0	$12.8	$—	$87.5	$1,030.3
Gross profit	348.9	282.2	8.4	7.3	49.7	696.5
Operating income (loss)	171.7	107.2	6.1	(151.3)	7.7	141.4
Income (loss) before provision for income taxes	171.7	107.2	6.1	(158.0)	7.7	134.7
Depreciation and amortization expense(3)	15.8	16.8	—	17.1	7.5	57.2
Additions to long-lived assets	21.8	31.4	—	14.6	1.7	69.5

(1)	Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in licensing and disposition channels.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(2)
Corporate unallocated expenses include certain centrally managed Coach brand inventory-related costs (such as production variances), advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Furthermore, operational efficiency and transformation-related charges incurred by the Company as described in Note 4, "Restructuring Activities" and charges associated with contingent earn out payments of the May 2015 Stuart Weitzman acquisition and other integration-related activities, are also included as unallocated corporate expenses.

(3)
Depreciation and amortization expense includes $3.0 million of operational efficiency plan charges for the three months ended October 1, 2016, and $2.8 million of transformation-related charges for the three months ended September 26, 2015, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(millions)
Inventory-related costs(1)	$16.2	$7.3
Advertising, marketing and design(2)	(55.9)	(63.1)
Administration and information systems(2)(3)	(69.2)	(80.3)
Distribution and customer service(2)	(13.9)	(15.2)
Total corporate unallocated	$(122.8)	$(151.3)

(1)	Inventory-related costs consist of production variances, and are recorded within cost of sales.

(2)	Costs recorded within SG&A expenses.

(3)
During the three months ended October 1, 2016, operational efficiency charges recorded within SG&A expenses were ($7.1) million. Furthermore, during the three months ended October 1, 2016, ($2.4) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within corporate unallocated costs. During the three months ended September 26, 2015, transformation-related costs recorded within SG&A expenses were ($12.6) million. The Company also recorded approximately ($3.6) million in acquisition-related expenses for the three months ended September 26, 2015.

14. Sale of Interest and Lease Transaction
On August 1, 2016, the Company announced the sale of its investments in 10 Hudson Yards, in New York City, and the lease of its new global headquarters. The Company sold its equity investment in the Hudson Yards joint venture as well as net fixed assets related to the design and build-out of the space. The Company received a purchase price of approximately $707 million (net of approximately $77 million due to the developer of Hudson Yards) before transaction costs of $26 million, resulting in a gain of $28.8 million, which will be amortized through SG&A expenses over the lease term of 20 years, as discussed below.
The Company has simultaneously entered into a 20-year lease, accounted for as an operating lease, for the headquarters space in the building, comprised of approximately 694,000 square feet. Under the lease, the Company has the right to expand its premises to portions of the 24th and 25th floors of the building and has a right of first offer with respect to available space on the 26th floor of the building. The total commitment related to this lease is approximately $1.05 billion, with minimum lease payments of $41.4 million due in fiscal 2017, $45.1 million due each year from fiscal 2018 through fiscal 2021, and $825.5 million total due for years subsequent to 2021. In addition to its fixed rent obligations, the Company is obligated to pay its percentage share for customary escalations for operating expenses attributable to the building and the Hudson Yards development, taxes and tax related payments. The Company is not obligated to pay any amount of contingent rent.

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
Transformation Plan
During the fourth quarter of fiscal 2014, Coach, Inc. announced a multi-year strategic plan with the objective of transforming the Coach brand and reinvigorating growth, which we believe will enable the Company to return to ‘best-in-class’ profitability. This Transformation Plan was built on the core brand equities of quality and craftsmanship with the aim of evolving our competitive value proposition. We believe our strategy offers significant growth opportunities in handbags and accessories, as well as in the broader set of lifestyle categories that we have operated in for some time but have historically been less developed, including footwear and ready-to-wear. This strategy requires an integrated holistic approach, across product, stores and marketing and promotional activities, and entails the roll-out of carefully crafted aspirational marketing campaigns to define the Coach brand and to deliver a fuller and more consistent brand expression.

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
Operational Efficiency Plan
On April 26, 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan will be recorded within SG&A expenses, and will be substantially complete by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. Refer to Note 4, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation" for further information.
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
Political and economic instability or changing macroeconomic conditions that exist in our major markets have further contributed to this uncertainty, including the potential impact of (1) new policies that may be implemented by the incoming U.S. president or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U.") in its referendum on June 23, 2016, commonly known as "Brexit." Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees.
Additional macroeconomic events including foreign exchange rate volatility in various parts of the world, recent and evolving impacts of economic and geopolitical events in Hong Kong, Macau and mainland China ("Greater China"), the impact of terrorist acts (particularly in Europe), disease epidemics and a slowdown in emerging market growth (particularly in Asia) have contributed to this uncertainty. Our results have been positively impacted by foreign exchange rate fluctuations, and will continue to fluctuate with future volatility.
Certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. Despite our planned reduction in markdown allowances during fiscal 2017 and our strategic actions in the wholesale channel discussed below, such promotional activity could negatively impact our brands, which could affect our business, results of operations, and financial condition. Over the remainder of fiscal 2017, we expect to continue investing in the elevation of shop-in-shop environments, and rationalizing the distribution footprint in the North America wholesale channel by closing about 25% of doors from fiscal 2016 year-end levels.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.

FIRST QUARTER FISCAL 2017 COMPARED TO FIRST QUARTER FISCAL 2016
The following table summarizes results of operations for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	October 1, 2016		September 26, 2015		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,037.6	100.0%	$1,030.3	100.0%	$7.3	0.7%
Gross profit	714.7	68.9	696.5	67.6	18.2	2.6
SG&A expenses	548.8	52.9	555.1	53.9	(6.3)	(1.1)
Operating income	165.9	16.0	141.4	13.7	24.5	17.3
Interest expense, net	5.7	0.5	6.7	0.6	(1.0)	NM
Provision for income taxes	42.8	4.1	38.3	3.7	4.5	11.8
Net income	117.4	11.3	96.4	9.4	21.0	21.7
Net income per share:
Basic	$0.42		$0.35		$0.07	20.6%
Diluted	$0.42		$0.35		$0.07	20.2%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2017 and fiscal 2016 reflect the impact of the Operational Efficiency Plan, Acquisition-Related Costs and the Transformation Plan, as noted in the following tables. Refer to page 27 for further discussion on the Non-GAAP Measures.

	Three Months Ended October 1, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$714.7	$—	$—	$(0.4)	$715.1
SG&A expenses	548.8	—	7.1	3.4	538.3
Operating income	165.9	—	(7.1)	(3.8)	176.8
Provision for income taxes	42.8	—	(1.5)	(0.8)	45.1
Net income	117.4	—	(5.6)	(3.0)	126.0
Diluted net income per share	0.42	—	(0.02)	(0.01)	0.45

	Three Months Ended September 26, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$696.5	$—	$—	$(0.9)	$697.4
SG&A expenses	555.1	12.6	—	10.1	532.4
Operating income	141.4	(12.6)	—	(11.0)	165.0
Provision for income taxes	38.3	(4.1)	—	(2.8)	45.2
Net income	96.4	(8.5)	—	(8.2)	113.1
Diluted net income per share	0.35	(0.03)	—	(0.03)	0.41
First Quarter Fiscal 2017 Items
In the first quarter of fiscal 2017, the Company incurred pre-tax charges, as follows:

•	Operational Efficiency Plan - $7.1 million primarily related to organizational efficiency costs and, to a lesser extent, network optimization costs; and

•
Acquisition-Related Costs - $3.8 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $3.2 million is primarily related to charges attributable to contingent payments and integration-related activities (of which $2.4 million is recorded within unallocated corporate expenses within the Coach brand and $0.8 million is recorded within the Stuart Weitzman segment), and $0.6 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up and distributor relationships, all recorded within the Stuart Weitzman segment.

Total Operational Efficiency Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $10.5 million and cost of sales by $0.4 million, negatively impacting net income by $8.6 million, or $0.03 per diluted share. Refer to the "Executive Overview" herein and Note 4, "Restructuring Activities," for further information regarding this plan.
Additional actions under our Operational Efficiency Plan will continue through fiscal 2017, with expected incremental charges estimated between $20 million to $35 million (which will primarily relate to the costs of replacing and updating the Company's core technology platforms, as well as office location and supply chain consolidations). Furthermore, the Company expects to incur additional aggregate Stuart Weitzman pre-tax Acquisition-Related Costs of around $20 million in fiscal 2017, which will primarily include the impact of contingent payments, and to a lesser extent, office lease termination charges.
First Quarter Fiscal 2016 Items
In the first quarter of fiscal 2016, the Company incurred charges as follows:
•Transformation and Other Actions - $12.6 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;
•Acquisition-Related Costs - $11.0 million total acquisition-related costs, of which $5.9 million primarily related to charges attributable to contingent earn out payments and other integration-related activities (of which $3.6 million is recorded within unallocated corporate expenses within the Coach brand, and $2.3 million is recorded within the Stuart Weitzman segment), and $5.1 million related to the short-term impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset and inventory step-up, all recorded within the Stuart Weitzman segment.
Total Transformation Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $22.7 million and cost of sales by $0.9 million, negatively impacting net income by $16.7 million, or $0.06 per diluted share.
Summary – First Quarter of Fiscal 2017
Net sales in the first quarter of fiscal 2017 increased 0.7% to $1,037.6 million, due to increased revenues from the Coach brand International business, partially offset by decreased revenues from the Coach brand North America business. Excluding the effects of foreign currency, net sales decreased 0.6%. Our gross profit increased by 2.6% to $714.7 million during the first quarter of fiscal 2017. SG&A expenses decreased by 1.1% to $548.8 million in the first quarter of fiscal 2017. Excluding non-GAAP adjustments as described in the "GAAP to non-GAAP Reconciliation" herein, SG&A expenses increased by 1.1% to $538.3 million.
Net income increased 21.7% in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016, primarily due to an increase in operating income of $24.5 million, partially offset by an increase of $4.5 million in our provision for income taxes. Net income per diluted share increased 20.2% primarily due to higher net income. Excluding non-GAAP adjustments, net income and net income per diluted share increased 11.4% and 10.0%, respectively.
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2017 compared to fiscal 2016 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales increased 0.7% or $7.3 million to $1.04 billion in the first quarter of fiscal 2017. Excluding the effects of foreign currency, net sales decreased 0.6% or $6.3 million. The $6.3 million decrease was primarily driven by lower net sales in the North America business, partially offset by higher net sales in the International business.
The following table presents net sales by reportable segment for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	October 1, 2016	September 26, 2015		October 1, 2016	September 26, 2015
	(dollars in millions)

North America	$545.3	$561.0	(2.8)%	52.6%	54.5%
International	395.5	369.0	7.2	38.1	35.8
Other(1)	9.3	12.8	(27.3)	0.9	1.2
Coach brand	$950.1	$942.8	0.8	91.6%	91.5%
Stuart Weitzman	87.5	87.5	—	8.4	8.5
Total net sales	$1,037.6	$1,030.3	0.7	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated in licensing and disposition channels.
Net sales for the Coach brand, which includes the North America and International segments, as well as sales in the Other category, increased 0.8% or $7.3 million to $950.1 million, as described below. Excluding the favorable impact of foreign currency, net sales decreased 0.7%.
North America Net Sales decreased 2.8% or $15.7 million to $545.3 million in the first quarter of fiscal 2017, which was not materially impacted by changes in foreign currency. This decrease was primarily driven by lower sales to wholesale customers of $15.9 million due to the Company's deliberate and strategic decision to elevate the Coach brand’s positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017. Comparable store sales increased by $9.3 million or 1.9% primarily due to increased transaction size and conversion in stores. Excluding the negative impact of the Internet business on comparable store sales, primarily due to a lower number of transactions, comparable stores sales increased 3.6%. Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. North America comparable store sales are presented for the 13-weeks ending October 1, 2016 versus the analogous 13-weeks ended October 3, 2015 for comparability. Non-comparable store sales decreased by $9.1 million primarily due to the calendar shift that resulted from the 53rd week of fiscal 2016 and the net impact of store openings and closures, partially offset by the positive impact of reduced store return reserves. Since the end of the first quarter of fiscal 2016, Coach closed one net outlet store and closed 30 retail stores.
International Net Sales increased 7.2% or $26.5 million to $395.5 million in the first quarter of fiscal 2017. Excluding the favorable impact of foreign currency, net sales increased $12.4 million or 3.4%. This constant currency change is primarily due to an increase in net sales in the international wholesale channel of $7.6 million due to higher shipments, an increase in Europe of $6.2 million due to an expanded wholesale and store distribution network, and an increase in Greater China of $6.4 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in inbound tourist traffic. These increases were partially offset by a decrease in Japan of $8.3 million primarily due to decreased traffic related to unusually high tourism in the prior year. Since the end of the first quarter of fiscal 2016, we opened 10 net new stores, with six net new stores in mainland China, Hong Kong and Macau and Japan, and four net new stores in the other regions.
Stuart Weitzman Net Sales remained even at $87.5 million in the first quarter of fiscal 2017, which was not materially impacted by changes in foreign currency. The acquisition of the Stuart Weitzman Canadian retail distributor in the fourth quarter of fiscal 2016 resulted in increased net sales of $4.6 million. Stuart Weitzman retail and outlet stores in the United States had a $1.9 million increase in net sales due to positive comparable store sales and store openings. These increases were offset by lower sales into the wholesale channel of $6.3 million, primarily due to the timing of shipments. Since the end of the first quarter of fiscal 2016, Stuart Weitzman opened a net 7 new stores and acquired 14 stores associated with the acquisition of the Canadian distributor.
Gross Profit
Gross profit increased 2.6% or $18.2 million to $714.7 million in the first quarter of fiscal 2017 from $696.5 million in the first quarter of fiscal 2016. Gross margin for the first quarter of fiscal 2017 was 68.9% as compared to 67.6% in the first quarter of fiscal 2016. This gross margin increase of 130 basis points is primarily due to more favorable product mix and lower costs in the Coach brand as well as a more favorable channel mix in the Stuart Weitzman segment.
Gross profit for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, increased 2.6% or $16.8 million to $663.6 million in the first quarter of fiscal 2017. Furthermore, gross margin for the Coach brand increased 120 basis points from 68.6% in the first quarter of fiscal 2016 to 69.8% in the first quarter of fiscal 2017, inclusive of an unfavorable 60 basis point change in the foreign currency impact of each period, as described below.
North America Gross Profit decreased 2.2% or $7.7 million to $341.2 million in the first quarter of fiscal 2017. Gross margin increased 40 basis points from 62.2% in the first quarter of fiscal 2016 to 62.6% in the first quarter of fiscal 2017. The increase in gross margin is attributable to higher initial mark-ups, primarily due to lower average product costs in our outlet stores, and an improved mix of elevated product sales, favorably impacting gross margin by 220 basis points. The strategic decision to close select doors in the wholesale channel resulted in a 20 basis point favorable impact to gross margin due to a more favorable channel mix. These increases were partially offset by the impact of increased promotional activity, primarily in our outlet channel, negatively impacting gross margin by 200 basis points as the Company passed on the benefit of lower costs through pricing to consumers.
International Gross Profit increased 5.7% or $15.9 million to $298.1 million in the first quarter of fiscal 2017. Gross margin decreased 110 basis points from 76.5% in the first quarter of fiscal 2016 to 75.4% in the first quarter of fiscal 2017. The change in foreign currency impact on gross margin of each period was an unfavorable 180 basis points, primarily due to the Japanese Yen. Excluding the impact of foreign currency in each period, International gross margin increased 70 basis points primarily due to higher initial mark-ups, primarily due to lower average product costs in our outlet stores, and an improved mix of elevated product sales, favorably impacting gross margin by 140 basis points. Furthermore, the favorable effects of decreased duty costs positively impacted gross margin by 80 basis points. These increases were partially offset by increased promotional activity and a less favorable geographic mix of sales (due primarily to the growth of our Europe and international wholesale businesses), negatively impacting gross margin by 110 basis points and 60 basis points, respectively.
Corporate Unallocated Gross Profit increased $8.9 million from $7.3 million in the first quarter of fiscal 2016 to $16.2 million in the first quarter of fiscal 2017, primarily due to the impact of more favorable production variances.
Stuart Weitzman Gross Profit increased 2.7% or $1.4 million to $51.1 million during the first quarter of fiscal 2017. Gross margin increased 160 basis points from 56.8% in the first quarter of fiscal 2016 to 58.4% in the first quarter of fiscal 2017. Excluding the short-term impact of purchase accounting, Stuart Weitzman gross profit totaled $51.5 million and $50.6 million in the first quarter of fiscal 2017 and fiscal 2016, respectively, resulting in a gross margin of 58.9% and 57.8%, respectively. The increase in gross margin is primarily attributable to a 140 basis point impact from a shift in channel mix towards higher margin retail business.
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
SG&A expenses decreased 1.1% or $6.3 million to $548.8 million in the first quarter of fiscal 2017 as compared to $555.1 million in the first quarter of fiscal 2016. As a percentage of net sales, SG&A expenses decreased to 52.9% during the first quarter of fiscal 2017 as compared to 53.9% during the first quarter of fiscal 2016. Excluding non-GAAP adjustments of $10.5 million and $22.7 million in the first quarter of fiscal 2017 and fiscal 2016, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased $5.9 million from the first quarter of fiscal 2016; and SG&A expenses as a percentage of net sales increased, from 51.7% in the first quarter of fiscal 2016 to 51.9% in the first quarter of fiscal 2017, primarily due to the increased SG&A expenses within the Stuart Weitzman segment to support the growth of the business.
Selling expenses were $381.0 million, or 36.7% of net sales, in the first quarter of fiscal 2017 compared to $367.2 million, or 35.6% of net sales, in the first quarter of fiscal 2016. The $13.8 million increase is primarily due to unfavorable foreign currency effects in Japan, as well as increases in Stuart Weitzman and Europe to support growth in the business, partially offset by decreases in International wholesale and Asia (excluding Greater China and Japan), primarily due to reduced employee related costs.
Advertising, marketing, and design costs were $62.8 million, or 6.1% of net sales, in the first quarter of fiscal 2017, compared to $69.1 million, or 6.7% of net sales, during the first quarter of fiscal 2016. The decrease was primarily due to lower costs for Coach brand marketing and advertising-related events, including lower costs associated with New York fashion week and, to a lesser extent, timing of expenses.
Distribution and customer service expenses were $15.2 million, or 1.5% of net sales, in the first quarter of fiscal 2017, relatively in-line with first quarter fiscal 2016 expenses of $16.5 million, or 1.6% of net sales.
Administrative expenses were $89.8 million, or 8.7% of net sales, in the first quarter of fiscal 2017 compared to $102.3 million, or 9.9% of net sales, in the first quarter of fiscal 2016. Excluding non-GAAP adjustments of $10.5 million in the first quarter of fiscal 2017 and $22.7 million in the first quarter of fiscal 2016, administrative expenses were $79.3 million and $79.6 million, respectively, or 7.6% and 7.7% of net sales. The slight decrease is primarily due to decreased Coach brand incentive compensation and employee related costs, partially offset by higher occupancy costs.
Operating Income
Operating income increased 17.3% or $24.5 million to $165.9 million in the first quarter of fiscal 2017 as compared to $141.4 million in the first quarter of fiscal 2016. Operating margin was 16.0% in the first quarter of fiscal 2017 as compared to 13.7% in the first quarter of fiscal 2016. Excluding non-GAAP adjustments of $10.9 million in the first quarter of fiscal 2017 and $23.6 million in the first quarter of fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 7.1% or $11.8 million to $176.8 million from $165.0 million in the first quarter of fiscal 2016; and operating margin was 17.0% in the first quarter of fiscal 2017 as compared to 16.0% in the first quarter of fiscal 2016.
The following table presents operating income by reportable segment for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016:

	Three Months Ended
	Operating Income		Variance
	October 1, 2016	September 26, 2015	Amount	%
	(millions)

North America	$164.2	$171.7	$(7.5)	(4.4)%
International	113.3	107.2	6.1	5.9
Other(1)	6.1	6.1	—	—
Corporate unallocated	(122.8)	(151.3)	28.5	18.8
Coach brand	$160.8	$133.7	$27.1	20.2%
Stuart Weitzman	5.1	7.7	(2.6)	(34.0)
Total operating income	$165.9	$141.4	$24.5	17.3%

(1)	Operating income in the Other category, which is not a reportable segment, consists of Coach brand sales generated in licensing and disposition channels.

Operating income for the Coach brand, which includes the North America and International segments, as well as Other and Corporate Unallocated results, increased 20.2% or $27.1 million to $160.8 million in the first quarter of fiscal 2017. Furthermore, operating margin for the Coach brand increased 270 basis points from 14.2% in the first quarter of fiscal 2016 to 16.9% in the first quarter of fiscal 2017, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $170.3 million in the first quarter of fiscal 2017, resulting in an operating margin of 17.9%. This compared to Coach brand operating income of $149.9 million in the first quarter of fiscal 2016, or an operating margin of 15.9%.
North America Operating Income decreased 4.4% or $7.5 million to $164.2 million in the first quarter of fiscal 2017 reflecting the decrease in gross profit of $7.7 million, partially offset by lower SG&A expenses of $0.2 million. The decrease in SG&A expenses was due to favorable employee related costs due to lower store count, partially offset by increased rent for our new flagship store. Operating margin decreased 50 basis points to 30.1% in the first quarter of fiscal 2017 from 30.6% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 90 basis points, partially offset by higher gross margin of 40 basis points. The increase in SG&A expense as a percentage of net sales is primarily due to rent expense for the flagship store with no associated revenue as the location is not yet open.
International Operating Income increased 5.9% or $6.1 million to $113.3 million in the first quarter of fiscal 2017 primarily reflecting higher gross profit of $15.9 million, partially offset by higher SG&A expenses of $9.8 million. The increase in SG&A expenses is primarily related to unfavorable foreign currency effects in Japan, as well as increases in Europe to support growth in business, partially offset by decreases in International wholesale and Asia (excluding Greater China and Japan), primarily due to employee related costs. Operating margin decreased 30 basis points to 28.7% in fiscal 2017 from 29.0% during the same period in the prior year primarily due to lower gross margin of 110 basis points, partially offset by lower SG&A expenses (particularly selling expenses) as a percentage of net sales, which decreased by 80 basis points.
Corporate Unallocated Operating Expense decreased $28.5 million to $122.8 million in the first quarter of fiscal 2017, a decrease of 18.8% from $151.3 million in the first quarter of fiscal 2016. Excluding non-GAAP adjustments, unallocated operating expenses decreased by $21.8 million to $113.3 million in the first quarter of fiscal 2017. This decrease is primarily related to more favorable production variances, reduced advertising costs, decreased Coach brand incentive compensation and employee related costs, partially offset by higher Coach brand occupancy costs.
Stuart Weitzman Operating Income decreased 34.0% or $2.6 to $5.1 million in the first quarter of fiscal 2017, resulting in an operating margin of 5.8%, compared to $7.7 million and 8.8%, respectively, in fiscal 2016. Excluding non-GAAP adjustments, Stuart Weitzman operating income totaled $6.5 million in the first quarter of fiscal 2017, resulting in an operating margin of 7.5%, compared to $15.1 million and 17.2%, respectively, in fiscal 2016. The decrease in operating margin is primarily due to higher SG&A expenses (particularly selling expenses) as a percentage of net sales, which increased from 40.6% in fiscal 2016 to 51.4% in fiscal 2017 due to increased investments in the growth of the business, particularly rent expense for two new flagship stores with no associated revenue as the locations are not yet open, slightly offset by higher gross margin of 110 basis points.
Provision for Income Taxes
The effective tax rate was 26.7% in the first quarter of fiscal 2017, as compared to 28.4% in the first quarter of fiscal 2016. Excluding non-GAAP adjustments, the effective tax rate was 26.3% in the first quarter of 2017, compared to 28.6% in the first quarter of fiscal 2016. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings and the ongoing benefit of available foreign tax credits, partially offset by lower benefits from the expiration of certain statutes.
Net Income
Net income increased 21.7% or $21.0 million to $117.4 million in the first quarter of fiscal 2017 as compared to $96.4 million in the first quarter of fiscal 2016. Excluding non-GAAP adjustments, net income increased 11.4% or $12.9 million to $126.0 million in the first quarter of fiscal 2017. This increase was primarily due to higher operating income and lower interest expense.
Earnings per Share
Net income per diluted share increased 20.2% to $0.42 in the first quarter of fiscal 2017 as compared to $0.35 in the first quarter of fiscal 2016. Excluding non-GAAP adjustments, net income per diluted share increased 10.0% to $0.45 in the first quarter of fiscal 2017 from $0.41 in the first quarter of fiscal 2016, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2017 and fiscal 2016 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan and Acquisition-Related Charges. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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
We believe these non-GAAP measures are useful to investors and others in evaluating the Company’s ongoing operating and financial results in a manner that is consistent with management's evaluation of business performance and understanding how such results compare with the Company’s historical performance. Additionally, we believe presenting certain increases and decreases in constant currency provides a framework for assessing the performance of the Company's business outside the United States and helps investors and analysts understand the effect of significant year-over-year currency fluctuations. We believe excluding these items assists investors and others in developing expectations of future performance. By providing the non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.
For a detailed discussion on these non-GAAP measures, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	October 1, 2016	September 26, 2015	Change
	(millions)

Net cash (used in) provided by operating activities	$(38.1)	$8.0	$(46.1)
Net cash provided by (used in) investing activities	555.6	(220.4)	776.0
Net cash (used in) financing activities	(377.4)	(110.7)	(266.7)
Effect of exchange rate changes on cash and cash equivalents	0.9	(2.7)	3.6
Net increase (decrease) in cash and cash equivalents	$141.0	$(325.8)	$466.8
The Company’s cash and cash equivalents increased by $141.0 million in the first quarter of fiscal 2017 as compared to a decrease of $325.8 million in the first quarter of fiscal 2016, as discussed below.
Net cash (used in) provided by operating activities
Net cash used in operating activities increased $46.1 million due to changes in operating assets and liabilities of $40 million and lower non-cash charges, primarily deferred taxes, of $27.1 million, partially offset by higher net income of $21.0 million.
The $40 million decline in changes in operating asset and liability balances was primarily driven by changes in accrued liabilities, other assets, accounts receivable and inventories. Accrued liabilities was a use of cash of $114.3 million in the first quarter of fiscal 2017 as compared to a use of cash of $65.0 million in the first quarter of fiscal 2016, driven by changes in accrued income taxes, the timing of bond interest payments in conjunction with the term loan repayment and timing of payroll related payments. Other balance sheet changes, net were a use of cash of $12.9 million in the first quarter of fiscal 2017 compared to a source of cash of $19.2 million in the first quarter of fiscal 2016, primarily related to changes in tax receivables. Accounts receivable was a source of cash of $0.6 million in the first quarter of fiscal 2017 as compared to a use of cash of $29.3 million in the first quarter of fiscal 2016, primarily driven by a smaller build in receivables compared to prior year within North America wholesale due to the strategic actions, as well as a decline in receivables within Greater China in fiscal 2017. Inventories were a use of cash of $86.1 million in the first quarter of fiscal 2017 as compared to a use of cash of $95.5 million in the first quarter of fiscal 2016, primarily driven by heightened focus on inventory management.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $555.6 million in the first quarter of fiscal 2017 and a use of cash during the first quarter of fiscal 2016 of $220.4 million. This $776 million increase in net cash provided by investing activities is primarily due to proceeds from the sale of the Company's investments in Hudson Yards of $680.6 million, the absence of an equity method investment in the first quarter of fiscal 2017 as compared to a $51.4 million investment in the first quarter of fiscal 2016, and the impact of net purchases of investments of $50.6 million in the first quarter of fiscal 2017, compared to net purchases of investments of $99.5 million in the first quarter of fiscal 2016.
Net cash (used in) financing activities
Net cash used in financing activities was $377.4 million and $110.7 million in the first quarter of fiscal 2017 and fiscal 2016, respectively. The $266.7 million increase was primarily due to the repayment of long-term debt of $285.0 million during the first quarter of fiscal 2017, partially offset by proceeds from share-based awards of $20.7 million in the first quarter of fiscal 2017 as compared to $2.9 million in the first quarter of fiscal 2016.

Working Capital and Capital Expenditures
As of October 1, 2016, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
	(millions)
Cash and cash equivalents(1)	$1,000.0	$—	$1,000.0
Short-term investments(1)	533.2	—	533.2
Non-current investments	74.4	—	74.4
Amended and Restated Credit Agreement(2)	700.0	—	700.0
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	51.6	—	51.6
Total	$2,959.2	$600.0	$2,359.2

(1)
As of October 1, 2016, approximately 63% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S., we would be subject to applicable U.S. and foreign taxes.

(2)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. There were no debt borrowings under the Revolving Facility for the first quarter of fiscal 2017 and fiscal 2016. The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of October 1, 2016, no known events of default have occurred. Refer to Note 9, "Debt," for further information on our existing debt instruments.

We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of October 1, 2016, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of October 1, 2016, no known events of default have occurred. Refer to Note 9, "Debt," for further information on our existing debt instruments.
We have the ability to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, our restructuring initiatives, acquisition or integration-related costs, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. The Company expects to receive net proceeds of approximately $125 million related to the sale of our prior headquarters' buildings on 34th Street in New York. We expect to receive these proceeds by the end of the second quarter of fiscal 2017.
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
Stuart Weitzman Acquisition
On May 4, 2015, the Company acquired all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $44.0 million based on the achievement of certain revenue targets. The total amount payable under the earnout will not exceed $44.0 million, and will be paid out in fiscal 2018 if targets are achieved.
Seasonality
Seasonality primarily impacts the Coach brand. Because Coach brand's products are frequently given as gifts, we experience seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season.  In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended October 1, 2016 are not necessarily indicative of that expected for the full fiscal 2017.  However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 to the audited consolidated financial statements in our fiscal 2016 10-K. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2016 10-K. As of October 1, 2016, there have been no material changes to any of the critical accounting policies.
As disclosed in our fiscal 2016 10-K, the Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. Furthermore, as previously disclosed, the fair value of the Stuart Weitzman brand reporting unit exceeded fair value by less than 20%, valued using the discounted cash flow method. Additionally, the percentage by which the fair value of the Stuart Weitzman brand indefinite-lived trademarks and trade names exceeded its carrying value was less than 5%, valued using the relief from royalty method. Several factors could impact the brand's ability to achieve future cash flows, including optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. For the three months ended October 1, 2016, the Stuart Weitzman brand has generally performed in line with the estimated cash flows included in the fiscal 2016 annual impairment assessment. However, given the relatively small excess of fair value over the carrying value as noted above, if the profitability trends or market multiples decline during the remainder of fiscal 2017 from those that were expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into foreign currency derivative contracts, primarily forward foreign currency contracts. As of October 1, 2016 and July 2, 2016, zero-cost collar options and forward foreign currency exchange contracts designated as cash flow hedges with a notional amount of $137.8 million and $190.1 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of October 1, 2016.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the British Pound Sterling, the New Taiwan Dollar and the Chinese Renminbi. To manage the exchange rate risk related to these loans, the Company primarily enters into forward foreign currency contracts. As of October 1, 2016 and July 2, 2016 the total notional values of outstanding forward foreign currency contracts related to these loans were $79.0 million and $75.5 million, respectively.
The fair value of outstanding foreign currency derivatives included in Other current assets at October 1, 2016 and July 2, 2016 was $0.6 million and $0.6 million, respectively. The fair value of outstanding foreign currency derivatives included in current liabilities at October 1, 2016 and July 2, 2016 was $5.4 million and $11.1 million, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to the Revolving Facility (if utilized), the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Revolving Facility. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At October 1, 2016 and July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $632 million and $622 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of October 1, 2016.
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
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Coach Inc.’s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company’s control, and litigation with present or former employees.
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
Although the Company’s litigation as a defendant is routine and incidental to the conduct of Coach’s business, as well as for any business of its size, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Coach’s business or consolidated financial statements.

ITEM 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the first quarter of fiscal 2017. As of October 1, 2016, the Company had zero availability remaining in the stock repurchase program.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

10.1*	Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC
10.2*	Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP
10.3*	Amended and Restated Development Agreement, dated as of August 1, 2016, by and between ERY Developer LLC and Coach Legacy Yards LLC
10.4*	Termination and Release of the Coach Guaranty, dated as of August 1, 2016, by and between Podium Fund Tower C SPV LLC and ERY Developer LLC
10.5
Amended and Restated Coach, Inc. 2010 Stock Incentive Plan (Amended and Restated as of September 23, 2016), which is incorporated by reference to Appendix B to Coach’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on September 30, 2016.

10.6
Amended and Restated Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Appendix C to Coach’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on September 30, 2016.

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

COACH, INC.
(Registrant)

By:	/s/ Melinda Brown
Name:	Melinda Brown
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: November 9, 2016