Form 10-Q
period 2016-12-31
COACH INC
filed 2017-02-08
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 27, 2017 the Registrant had 280,616,067 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	July 2, 2016
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,309.7	$859.0
Short-term investments	526.2	460.4
Trade accounts receivable, less allowances of $2.1 and $2.2, respectively	269.6	245.2
Inventories	464.9	459.2
Income tax receivable	45.5	13.6
Prepaid expenses and other current assets	149.8	135.5
Total current assets	2,765.7	2,172.9
Property and equipment, net	641.2	919.5
Long-term investments	110.1	558.6
Goodwill	467.3	502.4
Intangible assets	344.6	346.8
Deferred income taxes	228.3	248.8
Other assets	121.5	143.7
Total assets	$4,678.7	$4,892.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$152.5	$186.7
Accrued liabilities	562.7	625.0
Current debt	—	15.0
Total current liabilities	715.2	826.7
Long-term debt	591.6	861.2
Other liabilities	560.8	521.9
Total liabilities	1,867.6	2,209.8

See Note 12 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 280.6 million and 278.5 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,900.3	2,857.1
Retained earnings (accumulated deficit)	23.7	(104.1)
Accumulated other comprehensive loss	(115.7)	(72.9)
Total stockholders' equity	2,811.1	2,682.9
Total liabilities and stockholders' equity	$4,678.7	$4,892.7

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions, except per share data)
	(unaudited)
Net sales	$1,321.7	$1,273.8	$2,359.3	$2,304.1
Cost of sales	415.5	414.7	738.4	748.5
Gross profit	906.2	859.1	1,620.9	1,555.6
Selling, general and administrative expenses	628.8	598.1	1,177.6	1,153.2
Operating income	277.4	261.0	443.3	402.4
Interest expense, net	5.1	6.3	10.8	13.0
Income before provision for income taxes	272.3	254.7	432.5	389.4
Provision for income taxes	72.6	84.6	115.4	122.9
Net income	$199.7	$170.1	$317.1	$266.5
Net income per share:
Basic	$0.71	$0.61	$1.13	$0.96
Diluted	$0.71	$0.61	$1.13	$0.96
Shares used in computing net income per share:
Basic	280.5	277.6	279.9	277.3
Diluted	281.8	278.4	281.8	278.3
Cash dividends declared per common share	$0.3375	$0.3375	$0.6750	$0.6750

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
	(unaudited)
Net income	$199.7	$170.1	$317.1	$266.5
Other comprehensive loss, net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	9.3	(0.4)	12.2	(3.7)
Unrealized losses on available-for-sale investments, net	(0.5)	(1.4)	(1.0)	(1.9)
Foreign currency translation adjustments	(56.9)	(3.4)	(54.0)	(25.0)
Other comprehensive loss, net of tax	(48.1)	(5.2)	(42.8)	(30.6)
Comprehensive income	$151.6	$164.9	$274.3	$235.9

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2016	December 26, 2015
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$317.1	$266.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	100.2	107.1
Provision for bad debt	0.1	0.1
Share-based compensation	36.2	44.5
Excess tax effect from share-based compensation	0.3	9.6
Restructuring activities	4.6	8.1
Deferred income taxes	12.7	8.7
Other non-cash charges, net	13.4	(4.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(35.1)	(87.9)
Inventories	(26.9)	38.9
Accounts payable	(27.6)	(75.6)
Accrued liabilities	(49.3)	(49.4)
Other liabilities	3.0	(8.6)
Other assets	(20.6)	52.1
Net cash provided by operating activities	328.1	310.0
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Hudson Yards sale of investments	680.6	—
Sale of former headquarters	126.0	—
Purchases of investments	(388.1)	(450.5)
Proceeds from maturities and sales of investments	307.2	166.9
Purchases of property and equipment	(121.7)	(175.5)
Acquisition of lease rights, net	(4.2)	—
Acquisition of interest in equity method investment	—	(86.6)
Net cash provided by (used in) investing activities	599.8	(545.7)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(188.5)	(187.0)
Repayment of debt	(285.0)	(3.7)
Proceeds from share-based awards	26.7	4.7
Taxes paid to net settle share-based awards	(19.9)	(13.3)
Excess tax effect from share-based compensation	(0.3)	(9.6)
Net cash used in financing activities	(467.0)	(208.9)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(3.4)
Increase (decrease) in cash and cash equivalents	450.7	(448.0)
Cash and cash equivalents at beginning of period	859.0	1,291.8
Cash and cash equivalents at end of period	$1,309.7	$843.8
Supplemental information:
Cash paid for income taxes, net	$139.4	$60.8
Cash paid for interest	$13.2	$18.3
Noncash investing activity - property and equipment obligations	$48.8	$50.1

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
The results of operations, cash flows and comprehensive income for the three and six months ended December 31, 2016 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2017 ("fiscal 2017").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2017 will be a 52-week period. Fiscal 2016 ended on July 2, 2016 and was a 53-week period ("fiscal 2016"). The second quarter of fiscal 2017 ended on December 31, 2016 and was a 13-week period. The second quarter of fiscal 2016 ended on December 26, 2015 and was also a 13-week period.
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
Reclassifications
Certain reclassifications on the Condensed Consolidated Balance Sheets have been made to the prior period's financial information in order to conform to the current period's presentation.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Principles of Consolidation
These unaudited interim condensed consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
3. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Most notably, the Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company will adopt this standard in the first quarter of fiscal 2018.
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
4. Restructuring Activities
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms, and streamline its supply chain network. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model.
During the three and six months ended December 31, 2016, the Company incurred Operational Efficiency Plan related charges within selling, general and administrative ("SG&A") expenses of $3.7 million ($2.5 million after-tax, or $0.01 per diluted share) and $10.8 million ($8.1 million after-tax, or $0.03 per diluted share), respectively, primarily due to organizational efficiency costs, technology infrastructure costs, and to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $54.7 million. Actions under our Operational Efficiency Plan will be substantially completed by the end of fiscal 2017, with estimated incremental charges in the range of $25 million.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

A summary of charges and related liabilities under the Company's Operational Efficiency Plan is as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	7.6	2.5	0.7	10.8
Cash payments	(13.5)	(1.5)	(3.2)	(18.2)
Non-cash charges	(3.9)	—	(0.7)	(4.6)
Liability as of December 31, 2016	$12.4	$1.0	$—	$13.4

(1)
Organizational efficiency charges, recorded within SG&A expenses, primarily related to accelerated depreciation associated with the retirement of information technology systems, severance and related costs of corporate employees as well as consulting fees related to process and organizational optimization.

(2)	Technology infrastructure costs, recorded within SG&A expenses, related to the initial costs of replacing and updating the Company’s core technology platforms.

(3)	Network optimization costs, recorded within SG&A expenses, related to lease termination costs.
The balances as of December 31, 2016 and July 2, 2016 are included within accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income. See Note 13, "Segment Information," for further information.
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
During the three and six months ended December 26, 2015, the Company incurred transformation-related charges within SG&A expenses of $13.9 million ($12.0 million after-tax, or $0.04 per diluted share) and $26.5 million ($20.5 million after-tax, or $0.07 per diluted share), respectively, primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores.
The balances of liabilities under the Company's Transformation plan at December 31, 2016 and July 2, 2016 are $0.7 million and $5.5 million, respectively, and are included within accrued liabilities on the Company's Condensed Consolidated Balance Sheets.
5. Goodwill and Other Intangible Assets
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	International	Stuart Weitzman	Total
	(millions)
Balance at July 2, 2016	$346.9	$155.5	$502.4
Foreign exchange impact	(33.9)	(1.2)	(35.1)
Balance at December 31, 2016	$313.0	$154.3	$467.3

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Intangible Assets
Intangible assets consist of the following:

	December 31, 2016			July 2, 2016
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$54.7	$(7.9)	$46.8	$54.7	$(5.8)	$48.9
Favorable lease rights, net	26.1	(5.1)	21.0	24.7	(3.6)	21.1
Total intangible assets subject to amortization	80.8	(13.0)	67.8	79.4	(9.4)	70.0
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$357.6	$(13.0)	$344.6	$356.2	$(9.4)	$346.8
As of December 31, 2016, the expected amortization expense for intangible assets for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Remainder of Fiscal 2017	$3.6
Fiscal 2018	6.8
Fiscal 2019	6.7
Fiscal 2020	6.5
Fiscal 2021	6.1
Fiscal 2022	5.5
Fiscal 2023 and thereafter	32.6
Total	$67.8
The expected amortization expense above reflects remaining useful lives of 13.3 years for customer relationships and the remaining lease terms ranging from approximately 3 months to 8.8 years for favorable lease rights.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

6. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9
Net income	—	—	—	266.5	—	266.5
Other comprehensive loss	—	—	—	—	(30.6)	(30.6)
Shares issued for stock options and employee benefit plans	1.1	—	(6.1)	—	—	(6.1)
Share-based compensation	—	—	44.5	—	—	44.5
Excess tax effect from share-based compensation	—	—	(9.6)	—	—	(9.6)
Dividends declared ($0.6750 per share)	—	—	—	(187.3)	—	(187.3)
Balance at December 26, 2015	277.7	$2.8	$2,783.2	$(110.4)	$(108.3)	$2,567.3

Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	317.1	—	317.1
Other comprehensive loss	—	—	—	—	(42.8)	(42.8)
Shares issued for stock options and employee benefit plans	2.1	—	6.8	—	—	6.8
Share-based compensation	—	—	36.7	—	—	36.7
Excess tax effect from share-based compensation	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.6750 per share)	—	—	—	(189.3)	—	(189.3)
Balance at December 31, 2016	280.6	$2.8	$2,900.3	$23.7	$(115.7)	$2,811.1

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive loss before reclassifications	(0.3)	(1.9)	(25.0)	—	(27.2)
Less: gains reclassified from accumulated other comprehensive income to earnings	3.4	—	—	—	3.4
Net current-period other comprehensive loss	(3.7)	(1.9)	(25.0)	—	(30.6)
Balances at December 26, 2015	$0.7	$(1.4)	$(106.7)	$(0.9)	$(108.3)

Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	6.5	(1.0)	(54.0)	—	(48.5)
Less: losses reclassified from accumulated other comprehensive income to earnings	(5.7)	—	—	—	(5.7)
Net current-period other comprehensive income (loss)	12.2	(1.0)	(54.0)	—	(42.8)
Balances at December 31, 2016	$3.4	$(0.7)	$(116.9)	$(1.5)	$(115.7)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($2.3) million and ($0.4) million as of December 31, 2016 and December 26, 2015, respectively. The amounts reclassified from AOCI are net of tax of $2.9 million and ($1.8) million as of December 31, 2016 and December 26, 2015, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at December 31, 2016 and December 26, 2015 are net of tax of $0.8 million and $0.5 million, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions, except per share data)
Net income	$199.7	$170.1	$317.1	$266.5

Total weighted-average basic shares outstanding	280.5	277.6	279.9	277.3
Dilutive securities:
Effect of dilutive securities	1.3	0.8	1.9	1.0
Total weighted-average diluted shares	281.8	278.4	281.8	278.3

Net income per share:
Basic	$0.71	$0.61	$1.13	$0.96
Diluted	$0.71	$0.61	$1.13	$0.96

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 31, 2016 and December 26, 2015, there were 10.3 million and 15.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
8. Share-based Compensation
The following table shows the total compensation cost charged against income for share based compensation plans and the related tax benefits recognized in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2016(1)	December 26, 2015	December 31, 2016(1)	December 26, 2015
	(millions)
Share-based compensation expense	$20.7	$21.6	$36.7	$44.5
Income tax benefit related to share-based compensation expense	6.4	7.3	11.1	14.2

(1)	During the three and six months ended December 31, 2016, the Company incurred $0.5 million of share-based compensation expense under the Company's Operational Efficiency Plan.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the six months ended December 31, 2016 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at July 2, 2016	15.1	$40.18
Granted	3.5	39.66
Exercised	(0.8)	40.11
Forfeited or expired	(1.0)	40.55
Outstanding at December 31, 2016	16.8	40.05
Vested and expected to vest at December 31, 2016	16.2	41.94
Exercisable at December 31, 2016	9.9	43.64
At December 31, 2016, $31.9 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.
The weighted-average grant-date fair value of options granted during the six months ended December 31, 2016 and December 26, 2015 was $7.33 and $5.62, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2016 and December 26, 2015 was $6.5 million and $0.2 million, respectively. The total cash received from option exercises was $25.5 million for the six months ended December 31, 2016 and $3.4 million for the six months ended December 26, 2015, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $2.3 million and $0.1 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 31, 2016 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 2, 2016	3.7	$49.06
Granted	1.8	39.60
Vested	(1.6)	39.16
Forfeited	(0.3)	34.82
Non-vested at December 31, 2016	3.6	50.01
At December 31, 2016, $81.9 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.2 years.
The weighted-average grant-date fair value of share awards granted during the six months ended December 31, 2016 and December 26, 2015 was $39.60 and $31.41, respectively. The total fair value of shares vested during the six months ended December 31, 2016 and December 26, 2015 was $63.8 million and $39.0 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 31, 2016 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 2, 2016	1.4	$38.67
Granted	0.3	39.34
Change due to performance condition achievement	(0.1)	53.19
Vested(1)	—	39.72
Forfeited	(0.1)	40.39
Non-vested at December 31, 2016	1.5	37.74

(1)	During the first six months ended December 31, 2016, less than 0.1 million PRSU shares vested.
At December 31, 2016, $15.7 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.1 years.
Included in the non-vested amount at December 31, 2016 are approximately 0.6 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the six months ended December 31, 2016 with this performance criteria. The remaining 0.9 million PRSU awards included in the non-vested amount are based on certain Company-specific financial and operational metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 31, 2016 and December 26, 2015 was $39.34 and $31.41, respectively. The total fair value of awards that vested during the six months ended December 31, 2016 and December 26, 2015 was $0.9 million and $1.4 million, respectively.
In the six months ended December 31, 2016 and December 26, 2015, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $18.5 million and $12.4 million, respectively.
9. Debt
The following table summarizes the components of the Company’s outstanding debt:

	December 31, 2016	July 2, 2016
	(millions)
Current Debt:
Term Loan	$—	$15.0
Total Current Debt	$—	$15.0

Long-Term Debt:
Term Loan	$—	$270.0
4.250% Senior Notes	600.0	600.0
Total Long-Term Debt	600.0	870.0
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(8.4)	(8.8)
Total Long-Term Debt, net	$591.6	$861.2
During the three and six months ended December 31, 2016, the Company recognized interest expense related to its debt of $7.0 million and $14.4 million, respectively. During the three and six months ended December 26, 2015, the Company recognized interest expense related to its debt of $8.1 million and $16.1 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of December 31, 2016, there were no borrowings under the Revolving Facility. The Company prepaid its outstanding borrowings under the Term Loan facility on August 3, 2016. The Revolving Facility will continue to be used for general corporate purposes of the Company and its subsidiaries.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At December 31, 2016, there were no borrowings on the Revolving Facility and the commitment fee was 0.125%.
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
At December 31, 2016 and July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $599 million and $622 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 31, 2016 and July 2, 2016:

	Level 1		Level 2		Level 3
	December 31, 2016	July 2, 2016	December 31, 2016	July 2, 2016	December 31, 2016	July 2, 2016
	(millions)
Assets:
Cash equivalents(1)	$371.1	$197.9	$100.5	$0.4	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	0.6	—	—
Commercial paper(2)	—	—	85.8	54.8	—	—
Government securities - U.S.(2)	180.5	119.9	—	11.8	—	—
Corporate debt securities - U.S.(2)	—	—	142.8	161.4	—	—
Corporate debt securities - non U.S.(2)	—	—	114.6	111.5	—	—
Other	—	—	1.9	0.4	—	—
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	68.4	64.2	—	—
Corporate debt securities - non U.S.(3)	—	—	41.7	33.9	—	—
Derivative Assets:
Inventory-related hedges(4)	—	—	9.3	0.2	—	—
Intercompany loan hedges(4)	—	—	—	0.4	—	—
Liabilities:
Contingent earnout obligation(5)	$—	$—	$—	$—	$32.9	$28.4
Derivative liabilities:
Inventory-related hedges(4)	—	—	1.4	11.0	—	—
Intercompany loan hedges(4)	—	—	0.6	0.1	—	—

(1)
Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

(2)	Short-term available-for-sale investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets.

(3)	Fair value is primarily determined using vendor or broker priced securities in active markets. These securities have maturity dates in calendar years 2018 and 2019.

(4)
The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

(5)
As part of the purchase agreement for the Stuart Weitzman acquisition, the Company is obligated to pay a potential earnout of $14.7 million annually if the Stuart Weitzman brand achieves certain revenue targets in calendar years 2015 through 2017. The agreement also contains a catch-up provision that provides that if the revenue targets are missed in any one year but are surpassed in succeeding years then amounts for past years become due upon surpassing targets in succeeding years. The revenue targets were not achieved in calendar year 2015 or 2016.

Refer to Note 9, "Debt," for the fair value of the Company's outstanding debt instruments.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2016 and July 2, 2016. Level 3 liabilities consisted of the contingent earnout obligation related to the Stuart Weitzman acquisition.

	December 31, 2016	July 2, 2016
	(millions)
Beginning of fiscal year	$28.4	$19.4
Increase to contingent earnout obligation	4.5	9.0
End of period	$32.9	$28.4
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
11. Investments
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the condensed consolidated balance sheets as of December 31, 2016 and July 2, 2016:

	December 31, 2016			July 2, 2016
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$85.8	$—	$85.8	$54.8	$—	$54.8
Government securities - U.S.(2)	180.5	—	180.5	131.7	—	131.7
Corporate debt securities - U.S.(2)	142.8	68.4	211.2	161.4	64.2	225.6
Corporate debt securities - non-U.S.(2)	114.6	41.7	156.3	111.5	33.9	145.4
Available-for-sale investments, total	$523.7	$110.1	$633.8	$459.4	$98.1	$557.5
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other(3)	1.9	—	1.9	0.4	460.5	460.9
Total Investments	$526.2	$110.1	$636.3	$460.4	$558.6	$1,019.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of December 31, 2016 have maturity dates between calendar years 2017 and 2019 and are recorded at fair value.

(3)
Long-term Other as of July 2, 2016 relates to the equity method investment in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture. Refer to Note 14, "Headquarters Transactions," for further information.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended December 31, 2016 and July 2, 2016.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

12. Commitments and Contingencies
Letters of Credit
The Company had standby letters of credit totaling $9.7 million and $7.5 million outstanding at December 31, 2016 and July 2, 2016, respectively. The letters of credit, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for insurance claims, leases and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three and six months ended December 31, 2016 and December 26, 2015:

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Three Months Ended December 31, 2016

Net sales	$744.1	$448.3	$11.0	$—	$118.3	$1,321.7
Gross profit	463.0	342.3	9.4	15.5	76.0	906.2
Operating income (loss)	258.2	136.2	9.4	(139.7)	13.3	277.4
Income (loss) before provision for income taxes	258.2	136.2	9.4	(144.8)	13.3	272.3
Depreciation and amortization expense(3)	17.5	15.6	—	11.4	3.9	48.4
Additions to long-lived assets	12.8	17.9	—	17.6	5.8	54.1

Three Months Ended December 26, 2015

Net sales	$731.0	$437.3	$11.5	$—	$94.0	$1,273.8
Gross profit	447.3	327.4	9.6	14.3	60.5	859.1
Operating income (loss)	248.2	130.6	6.4	(142.5)	18.3	261.0
Income (loss) before provision for income taxes	248.2	130.6	6.4	(148.8)	18.3	254.7
Depreciation and amortization expense(3)	16.3	16.9	—	17.7	5.3	56.2
Additions to long-lived assets	14.9	22.2	—	67.0	1.9	106.0

Six Months Ended December 31, 2016
Net sales	$1,289.4	$843.8	$20.3	$—	$205.8	$2,359.3
Gross profit	804.2	640.4	17.5	31.7	127.1	1,620.9
Operating income (loss)	422.4	249.5	15.5	(262.5)	18.4	443.3
Income (loss) before provision for income taxes	422.4	249.5	15.5	(273.3)	18.4	432.5
Depreciation and amortization expense(3)	35.1	34.1	—	26.8	7.7	103.7
Additions to long-lived assets	29.9	43.2	—	33.7	14.9	121.7

Six Months Ended December 26, 2015
Net sales	$1,292.0	$806.3	$24.3	$—	$181.5	$2,304.1
Gross profit	796.2	609.6	18.0	21.6	110.2	1,555.6
Operating income (loss)	419.9	237.8	12.5	(293.8)	26.0	402.4
Income (loss) before provision for income taxes	419.9	237.8	12.5	(306.8)	26.0	389.4
Depreciation and amortization expense(3)	32.1	33.7	—	34.8	12.8	113.4
Additions to long-lived assets	36.7	53.6	—	81.6	3.6	175.5

(1)	Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in licensing and disposition channels.

(2)
Corporate unallocated includes certain centrally managed Coach brand inventory-related amounts, advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Furthermore, Operational Efficiency Plan and Transformation Plan charges incurred by the Company as described in Note 4, "Restructuring Activities" and charges associated with contingent earn out payments of the Stuart Weitzman acquisition and other integration-related activities, are also included as unallocated corporate expenses.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)
Depreciation and amortization expense includes $0.5 million and $3.5 million of Operational Efficiency Plan charges for the three and six months ended December 31, 2016, respectively, and $3.5 million and $6.3 million of transformation-related charges for the three and six months ended December 26, 2015, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Inventory-related(1)	$15.5	$14.4	$31.7	$21.7
Advertising, marketing and design(2)	(66.3)	(63.2)	(122.2)	(126.3)
Administration and information systems(2)(3)	(74.8)	(76.9)	(144.0)	(157.2)
Distribution and customer service(2)	(14.1)	(16.8)	(28.0)	(32.0)
Total corporate unallocated	$(139.7)	$(142.5)	$(262.5)	$(293.8)

(1)
Inventory-related amounts consist primarily of production variances, which represents the difference between the expected standard cost and actual cost of inventory, and inventory-related reserves which are recorded within cost of sales.

(2)	Costs recorded within SG&A expenses.

(3)
During the three and six months ended December 31, 2016, Operational Efficiency Plan charges recorded within SG&A expenses were ($3.7) million and $(10.8) million, respectively. Furthermore, during the three and six months ended December 31, 2016, ($3.0) million and $(5.4) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within corporate unallocated costs, respectively. During the three and six months ended December 26, 2015, Transformation Plan costs recorded within SG&A expenses were ($13.9) million and ($26.5) million, respectively. During the three and six months ended December 26, 2015, ($6.2) million and ($9.8) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within corporate unallocated costs, respectively.

14. Headquarters Transactions
Sale of Interest and Lease Transaction of Hudson Yards
During the first quarter of fiscal 2017, the Company announced the sale of its investments in 10 Hudson Yards, in New York City, and the lease of its new global headquarters. The Company sold its equity investment in the Hudson Yards joint venture as well as net fixed assets related to the design and build-out of the space. The Company received a purchase price of approximately $707 million (net of approximately $77 million due to the developer of Hudson Yards) before transaction costs of approximately $26 million, resulting in a gain of $28.8 million, which will be amortized through SG&A expenses over the lease term of 20 years, as discussed below.
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
Sale of Former Headquarters
During the second quarter of fiscal 2017, the Company completed the sale of its former headquarters on West 34th Street. Net cash proceeds of $126.0 million were generated and the sale did not result in a material gain or loss.
Together, the sale of investments in 10 Hudson Yards and of the Company's former headquarters resulted in a reduction of corporate unallocated net property and equipment of approximately $290 million.

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
Coach, Inc. operates in three segments: North America (Coach brand), International (Coach brand), and Stuart Weitzman. The North America segment includes sales of Coach brand products to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales of Coach brand products to customers through Coach-operated stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to customers through the Internet in Japan, mainland China, the United Kingdom and South Korea, as well as sales to wholesale customers and distributors in approximately 55 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe. Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in licensing and disposition channels. As the Company's business model is based on multi-channel and brand global distribution, our success does not depend solely on the performance of a single channel or geographic area.
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
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan will be recorded within SG&A expenses, and will be substantially completed by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. Refer to Note 4, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation" for further information.

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
Political and economic instability or changing macroeconomic conditions that exist in our major markets have further contributed to this uncertainty, including the potential impact of (1) new policies that may be implemented by the newly elected U.S. president, particularly with respect to tax and trade policies, or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U.") in its referendum on June 23, 2016, commonly known as "Brexit." Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees.
Additional macroeconomic events including foreign exchange rate volatility in various parts of the world, recent and evolving impacts of economic and geopolitical events in Hong Kong, Macau and mainland China ("Greater China"), the impact of terrorist acts (particularly in Europe), disease epidemics and a slowdown in emerging market growth (particularly in Asia) have contributed to this uncertainty. Our results have been impacted by foreign exchange rate fluctuations, and will continue to fluctuate with future volatility.
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
Certain limited and recent factors within the U.S., including an improvement in the labor and housing markets and modest growth in overall consumer spending, suggest a potential moderate strengthening in the U.S. economic outlook. It is still, however, too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our outlook. Several organizations that monitor the world’s economy, including the International Monetary Fund, are projecting some economic strengthening with modest overall global growth for calendar 2017 but caution that there is considerable uncertainty surrounding the underlying assumptions of the forecast.
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

SECOND QUARTER FISCAL 2017 COMPARED TO SECOND QUARTER FISCAL 2016
The following table summarizes results of operations for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 31, 2016		December 26, 2015		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,321.7	100.0%	$1,273.8	100.0%	$47.9	3.8%
Gross profit	906.2	68.6	859.1	67.4	47.1	5.5
SG&A expenses	628.8	47.6	598.1	47.0	30.7	5.1
Operating income	277.4	21.0	261.0	20.5	16.4	6.3
Interest expense, net	5.1	0.4	6.3	0.5	(1.2)	(18.7)
Provision for income taxes	72.6	5.5	84.6	6.6	(12.0)	(14.2)
Net income	199.7	15.1	170.1	13.4	29.6	17.4
Net income per share:
Basic	$0.71		$0.61		$0.10	16.0%
Diluted	$0.71		$0.61		$0.10	16.0%

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2017 and fiscal 2016 reflect the impact of the Operational Efficiency Plan, Acquisition-Related Costs and the Transformation Plan, as noted in the following tables. Refer to page 35 for further discussion on the Non-GAAP Measures.
Second Quarter Fiscal 2017 Items

	Three Months Ended December 31, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$906.2	$—	$—	$(0.2)	$906.4
SG&A expenses	628.8	—	3.7	13.0	612.1
Operating income	277.4	—	(3.7)	(13.2)	294.3
Provision for income taxes	72.6	—	(1.2)	(4.2)	78.0
Net income	199.7	—	(2.5)	(9.0)	211.2
Diluted net income per share	0.71	—	(0.01)	(0.03)	0.75
In the second quarter of fiscal 2017, the Company incurred pre-tax charges, as follows:

•	Operational Efficiency Plan - $3.7 million primarily related to technology infrastructure and organizational efficiency costs; and

•
Acquisition-Related Costs - $13.2 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $13.0 million is primarily related to charges attributable to integration-related activities and contingent payments (of which $3.0 million is recorded within unallocated corporate expenses within the Coach brand and $10.0 million is recorded within the Stuart Weitzman segment), and $0.2 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up, all recorded within the Stuart Weitzman segment.

Total Operational Efficiency Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $16.7 million and cost of sales by $0.2 million, negatively impacting net income by $11.5 million, or $0.04 per diluted share.
Actions under our Operational Efficiency Plan will be substantially completed by the end of fiscal 2017, with expected incremental charges estimated in the range of $25 million (which will primarily relate to the initial costs of replacing and updating the Company's core technology platforms, organizational efficiency costs, as well as office location and supply chain consolidations). Refer to the "Executive Overview" herein and Note 4, "Restructuring Activities," for further information regarding this plan. Furthermore, the Company expects to incur aggregate Stuart Weitzman pre-tax Acquisition-Related Costs of around $20 million in fiscal 2017, which will primarily include the impact of contingent payments, and to a lesser extent, integration-related activities.
Second Quarter Fiscal 2016 Items

	Three Months Ended December 26, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$859.1	$—	$—	$—	$859.1
SG&A expenses	598.1	13.9	—	10.1	574.1
Operating income	261.0	(13.9)	—	(10.1)	285.0
Provision for income taxes	84.6	(1.9)	—	(3.8)	90.3
Net income	170.1	(12.0)	—	(6.3)	188.4
Diluted net income per share	0.61	(0.04)	—	(0.03)	0.68
In the second quarter of fiscal 2016, the Company incurred charges as follows:
•Transformation and Other Actions - $13.9 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;
•Acquisition-Related Costs - $10.1 million total acquisition-related costs, of which $8.5 million primarily related to charges attributable to integration-related activities, contingent payments and other consulting and legal costs (of which $6.2 million is recorded within unallocated corporate expenses within the Coach brand, and $2.3 million is recorded within the Stuart Weitzman segment), and $1.6 million related to the short-term impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset, all recorded within the Stuart Weitzman segment.
Total Transformation Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $24.0 million, negatively impacting net income by $18.3 million, or $0.07 per diluted share.
Summary – Second Quarter of Fiscal 2017
Net sales in the second quarter of fiscal 2017 increased 3.8% to $1.32 billion, due to increased revenues from the Stuart Weitzman and the Coach brand businesses. Excluding the effects of foreign currency, net sales increased 3.4% or $43.3 million. Our gross profit increased by 5.5% to $906.2 million during the second quarter of fiscal 2017. SG&A expenses increased by 5.1% to $628.8 million in the second quarter of fiscal 2017. Excluding non-GAAP adjustments as described in the "GAAP to non-GAAP Reconciliation" herein, SG&A expenses increased by 6.6% to $612.1 million.
Net income increased 17.4% in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, primarily due to an increase in operating income of $16.4 million, as well as a decrease of $12.0 million in our provision for income taxes. Net income per diluted share increased 16.0% primarily due to higher net income. Excluding non-GAAP adjustments, net income and net income per diluted share increased 12.0% and 10.6%, respectively.
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2017 compared to fiscal 2016 has been presented both including and excluding currency fluctuation effects.

Net Sales
The following table presents net sales by reportable segment for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	December 31, 2016	December 26, 2015		December 31, 2016	December 26, 2015
	(dollars in millions)

North America	$744.1	$731.0	1.8%	56.3%	57.4%
International	448.3	437.3	2.5	33.9	34.3
Other(1)	11.0	11.5	(4.3)	0.9	0.9
Coach brand	$1,203.4	$1,179.8	2.0	91.1%	92.6%
Stuart Weitzman	118.3	94.0	25.7	8.9	7.4
Total net sales	$1,321.7	$1,273.8	3.8	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Net sales for the Coach brand increased 2.0% or $23.6 million to $1.20 billion. Excluding the favorable impact of foreign currency, net sales increased 1.5%.
North America Net Sales increased 1.8% or $13.1 million to $744.1 million in the second quarter of fiscal 2017, which was not materially impacted by changes in foreign currency. This increase was driven by higher comparable store sales, which increased by $19.2 million or 2.8%, due to higher conversion. Our bricks and mortar comparable stores sales increased 3.7%. Comparable store sales for the Internet business were impacted by an increase in Internet orders fulfilled by bricks and mortar locations in the second quarter of fiscal 2017, as well as a reduction in outlet Internet events. Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. In certain instances, orders placed via the Internet are fulfilled by a physical store; such sales are recorded by the physical store. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. North America comparable store sales are presented for the 13-weeks ending December 31, 2016 versus the analogous 13-weeks ended January 2, 2016 for comparability. Non-comparable store sales increased by $12.5 million primarily due to the calendar shift that resulted from the 53rd week of fiscal 2016 and the positive impact of reduced store return reserves, partially offset by the net impact of store openings and closures. These increases were partially offset by lower sales to wholesale customers of $18.3 million due to the Company's deliberate and strategic decision to elevate the Coach brand’s positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017. Since the end of the second quarter of fiscal 2016, Coach closed a net 26 retail stores in North America.
International Net Sales increased 2.5% or $11.0 million to $448.3 million in the second quarter of fiscal 2017. Excluding the favorable impact of foreign currency, net sales increased 1.2% or $5.2 million. This constant currency change is primarily due to an increase in net sales in Europe of $9.1 million due to positive comparable store sales as well as an expanded wholesale and store distribution network, and a net increase in Greater China of $8.8 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in tourist traffic, although this showed an improvement from previous trends. These increases were partially offset by a decrease in the international wholesale channel of $7.6 million due to timing of shipments and a decrease in South Korea of $3.7 million due to the challenging economic environment. Since the end of the second quarter of fiscal 2016, we opened 12 net new stores, with six net new stores in mainland China, Hong Kong, Macau and Japan, and six net new stores in the other regions.
Stuart Weitzman Net Sales increased 25.7% or $24.3 million to $118.3 million in the second quarter of fiscal 2017. Excluding the unfavorable impact of foreign currency, net sales increased 27.1% or $25.5 million. Stuart Weitzman had a $21.1 million increase in net retail sales due to the acquisition of the Stuart Weitzman Canadian distributor in the fourth quarter of fiscal 2016, positive comparable store sales and net store openings. Wholesale net sales increased by $2.8 million. Prior year wholesale net sales included shipments into the Canadian distributor. Since the end of the second quarter of fiscal 2016, Stuart Weitzman opened a net 8 new stores and acquired 14 stores associated with the acquisition of the Canadian distributor.

Gross Profit
Gross profit increased 5.5% or $47.1 million to $906.2 million in the second quarter of fiscal 2017 from $859.1 million in the second quarter of fiscal 2016. Gross margin for the second quarter of fiscal 2017 was 68.6% as compared to 67.4% in the second quarter of fiscal 2016. This gross margin increase of 120 basis points is primarily due to more favorable product mix and lower costs in the Coach brand.
Gross profit for the Coach brand increased 4.0% or $31.6 million to $830.2 million in the second quarter of fiscal 2017. Furthermore, gross margin for the Coach brand increased 130 basis points to 69.0% in the second quarter of fiscal 2017 from 67.7% in the second quarter of fiscal 2016, inclusive of a favorable 30 basis point change in the foreign currency impact of each period, as described below.
North America Gross Profit increased 3.5% or $15.7 million to $463.0 million in the second quarter of fiscal 2017. Gross margin increased 100 basis points to 62.2% in the second quarter of fiscal 2017 from 61.2% in the second quarter of fiscal 2016. The increase in gross margin is attributable to higher initial mark-ups, primarily due to lower average product costs in our outlet stores, and an improved mix of elevated product sales, favorably impacting gross margin by 250 basis points. The strategic decision to close select doors in the wholesale channel resulted in a 30 basis point favorable impact to gross margin due to a more favorable channel mix. These increases were partially offset by the impact of increased promotional activity, primarily in our outlet channel, negatively impacting gross margin by 210 basis points as the Company passed on the benefit of lower costs through pricing to consumers.
International Gross Profit increased 4.5% or $14.9 million to $342.3 million in the second quarter of fiscal 2017. Gross margin increased 140 basis points to 76.3% in the second quarter of fiscal 2017 from 74.9% in the second quarter of fiscal 2016. The change in foreign currency impact on gross margin of each period was a favorable 70 basis points, primarily due to the Japanese Yen. Excluding the impact of foreign currency in each period, International gross margin increased 70 basis points. This increase was due to the favorable effects of decreased duty costs which positively impacted gross margin by 110 basis points, as well as higher initial mark-ups, primarily due to lower average product costs in our outlet stores, and an improved mix of elevated product sales which favorably impacted gross margin by 100 basis points. These increases were partially offset by increased promotional activity, negatively impacting gross margin by 140 basis points.
Corporate Unallocated Gross Profit increased $1.2 million to $15.5 million in the second quarter of fiscal 2017, primarily due to the impact of more favorable production variances when compared to the same period in the prior year.
Stuart Weitzman Gross Profit increased 25.6% or $15.5 million to $76.0 million during the second quarter of fiscal 2017. Gross margin remained even at 64.3% in the second quarter of fiscal 2017 when compared to the same period in the prior year. Excluding the short-term impact of purchase accounting, Stuart Weitzman gross profit totaled $76.2 million in the first quarter of fiscal 2017, resulting in a gross margin of 64.4%. A shift in channel mix towards higher margin retail business resulted in a 170 basis point favorable impact on gross margin, offset by higher product costs and increased promotional activity.
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
SG&A expenses increased 5.1% or $30.7 million to $628.8 million in the second quarter of fiscal 2017 as compared to $598.1 million in the second quarter of fiscal 2016. As a percentage of net sales, SG&A expenses increased to 47.6% during the second quarter of fiscal 2017 as compared to 47.0% during the second quarter of fiscal 2016. Excluding non-GAAP adjustments of $16.7 million and $24.0 million in the second quarter of fiscal 2017 and fiscal 2016, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased $38.0 million from the second quarter of fiscal 2016; and SG&A expenses as a percentage of net sales increased, to 46.3% in the second quarter of fiscal 2017 from 45.1% in the second quarter of fiscal

2016, primarily due to increased SG&A expenses within the Coach brand related to occupancy costs and within the Stuart Weitzman segment to support the growth of the business.
Selling expenses were $430.5 million, or 32.6% of net sales, in the second quarter of fiscal 2017 compared to $412.6 million, or 32.4% of net sales, in the second quarter of fiscal 2016. The $17.9 million increase is primarily due to unfavorable foreign currency effects in Japan, higher store-related costs in North America associated with the new flagship store and other modern luxury store renovation costs, and increases in Stuart Weitzman and Europe to support growth in the business, partially offset by decreases in Greater China and international wholesale, primarily due to reduced employee related costs.
Advertising, marketing, and design costs were $75.6 million, or 5.7% of net sales, in the second quarter of fiscal 2017, compared to $67.8 million, or 5.3% of net sales, during the second quarter of fiscal 2016. The increase was primarily due to higher costs for Stuart Weitzman and Coach brand marketing and advertising-related events, as part of the Coach brand's 75th anniversary.
Distribution and customer service expenses were $15.5 million, or 1.2% of net sales, in the second quarter of fiscal 2017, relatively in-line with second quarter fiscal 2016 expenses of $18.5 million, or 1.5% of net sales.
Administrative expenses were $107.2 million, or 8.1% of net sales, in the second quarter of fiscal 2017 compared to $99.2 million, or 7.8% of net sales, in the second quarter of fiscal 2016. Excluding non-GAAP adjustments of $16.7 million in the second quarter of fiscal 2017 and $24.0 million in the second quarter of fiscal 2016, administrative expenses were $90.5 million and $75.2 million, respectively, or 6.8% and 5.9% of net sales. The increase is primarily due to higher corporate occupancy costs and, to a lesser extent, higher employee related costs.
Operating Income
Operating income increased 6.3% or $16.4 million to $277.4 million in the second quarter of fiscal 2017 as compared to $261.0 million in the second quarter of fiscal 2016. Operating margin was 21.0% in the second quarter of fiscal 2017 as compared to 20.5% in the second quarter of fiscal 2016. Excluding non-GAAP adjustments of $16.9 million in the second quarter of fiscal 2017 and $24.0 million in the second quarter of fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 3.3% or $9.3 million to $294.3 million from $285.0 million in the second quarter of fiscal 2016; and operating margin was 22.3% in the second quarter of fiscal 2017 as compared to 22.4% in the second quarter of fiscal 2016.
The following table presents operating income by reportable segment for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016:

	Three Months Ended
	Operating Income		Variance
	December 31, 2016	December 26, 2015	Amount	%
	(millions)

North America	$258.2	$248.2	$10.0	4.0%
International	136.2	130.6	5.6	4.3
Other(1)	9.4	6.4	3.0	46.9
Corporate unallocated	(139.7)	(142.5)	2.8	2.0
Coach brand	$264.1	$242.7	$21.4	8.8%
Stuart Weitzman	13.3	18.3	(5.0)	(27.3)
Total operating income	$277.4	$261.0	$16.4	6.3%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Operating income for the Coach brand increased 8.8% or $21.4 million to $264.1 million in the second quarter of fiscal 2017. Furthermore, operating margin for the Coach brand increased 130 basis points to 21.9% in the second quarter of fiscal 2017 from 20.6% in the second quarter of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $270.8 million in the second quarter of fiscal 2017, resulting in an operating margin of 22.5%. This compared to Coach brand operating income of $262.8 million in the second quarter of fiscal 2016, or an operating margin of 22.3%.
North America Operating Income increased 4.0% or $10.0 million to $258.2 million in the second quarter of fiscal 2017 reflecting the increase in gross profit of $15.7 million, partially offset by higher SG&A expenses of $5.7 million. The increase in SG&A expenses was due to higher store-related costs for the new Fifth Avenue flagship store and depreciation costs as a result of stores that have been renovated since the second quarter of fiscal 2016, partially offset by lower wholesale costs. Operating margin increased 70 basis points to 34.7% in the second quarter of fiscal 2017 from 34.0% during the same period in the prior year due to higher gross margin of 100 basis points, partially offset by higher SG&A expense as a percentage of net sales of 30 basis points.
International Operating Income increased 4.3% or $5.6 million to $136.2 million in the second quarter of fiscal 2017 primarily reflecting higher gross profit of $14.9 million, partially offset by higher SG&A expenses of $9.3 million. The increase in SG&A expenses is primarily related to unfavorable foreign currency effects in Japan, as well as increases in Europe to support growth in business, partially offset by decreases in Greater China and international wholesale, primarily due to employee related costs. Operating margin increased 50 basis points to 30.4% in fiscal 2017 from 29.9% during the same period in the prior year primarily due to higher gross margin of 140 basis points, partially offset by higher SG&A expenses (particularly selling expenses) as a percentage of net sales, which increased by 90 basis points.
Corporate Unallocated Operating Expense decreased 2.0% or $2.8 million to $139.7 million in the second quarter of fiscal 2017 from $142.5 million in the second quarter of fiscal 2016. Excluding non-GAAP adjustments, unallocated operating expenses increased by $10.6 million to $133.0 million in the second quarter of fiscal 2017. This increase is primarily related to higher Coach brand corporate occupancy costs.
Stuart Weitzman Operating Income decreased 27.3% or $5.0 million to $13.3 million in the second quarter of fiscal 2017, resulting in an operating margin of 11.2%, compared to $18.3 million and 19.4%, respectively, in fiscal 2016. Excluding non-GAAP adjustments, Stuart Weitzman operating income totaled $23.5 million in the second quarter of fiscal 2017, resulting in an operating margin of 19.8%, compared to $22.2 million and 23.6%, respectively, in fiscal 2016. The decrease in operating margin is primarily due to higher SG&A expenses as a percentage of net sales, which increased to 44.6% in fiscal 2017 from 40.8% in fiscal 2016 due to increased investments in the growth of the business, particularly store-related costs for two new flagship stores.
Provision for Income Taxes
The effective tax rate was 26.6% in the second quarter of fiscal 2017, as compared to 33.2% in the second quarter of fiscal 2016. Excluding non-GAAP adjustments, the effective tax rate was 27.0% in the second quarter of 2017, compared to 32.4% in the second quarter of fiscal 2016. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings and the ongoing benefit of available foreign tax credits, partially offset by lower benefits from the expiration of certain statutes.
Net Income
Net income increased 17.4% or $29.6 million to $199.7 million in the second quarter of fiscal 2017 as compared to $170.1 million in the second quarter of fiscal 2016. Excluding non-GAAP adjustments, net income increased 12.0% or $22.8 million to $211.2 million in the second quarter of fiscal 2017. This increase was primarily due to higher operating income and a lower provision for income taxes.
Earnings per Share
Net income per diluted share increased 16.0% to $0.71 in the second quarter of fiscal 2017 as compared to $0.61 in the second quarter of fiscal 2016. Excluding non-GAAP adjustments, net income per diluted share increased 10.6% to $0.75 in the second quarter of fiscal 2017 from $0.68 in the second quarter of fiscal 2016, primarily due to higher net income.

FIRST SIX MONTHS FISCAL 2017 COMPARED TO FIRST SIX MONTHS FISCAL 2016
The following table summarizes results of operations for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 31, 2016		December 26, 2015		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,359.3	100.0%	$2,304.1	100.0%	$55.2	2.4%
Gross profit	1,620.9	68.7	1,555.6	67.5	65.3	4.2
SG&A expenses	1,177.6	49.9	1,153.2	50.1	24.4	2.1
Operating income	443.3	18.8	402.4	17.5	40.9	10.2
Interest expense, net	10.8	0.5	13.0	0.6	(2.2)	(16.9)
Provision for income taxes	115.4	4.9	122.9	5.3	(7.5)	(6.1)
Net income	317.1	13.4	266.5	11.6	50.6	19.0
Net income per share:
Basic	$1.13		$0.96		$0.17	17.5%
Diluted	$1.13		$0.96		$0.17	17.5%

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2017 and fiscal 2016 reflect the impact of the Operational Efficiency Plan, Acquisition-Related Costs and the Transformation Plan, as noted in the following tables. Refer to page 35 for further discussion on the Non-GAAP Measures.
First Six Months of Fiscal 2017 Items

	Six Months Ended December 31, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,620.9	$—	$—	$(0.6)	$1,621.5
SG&A expenses	1,177.6	—	10.8	16.4	1,150.4
Operating income	443.3	—	(10.8)	(17.0)	471.1
Provision for income taxes	115.4	—	(2.7)	(5.0)	123.1
Net income	317.1	—	(8.1)	(12.0)	337.2
Diluted net income per share	1.13	—	(0.03)	(0.04)	1.20
In the first six months of fiscal 2017, the Company incurred pre-tax charges, as follows:

•	Operational Efficiency Plan - $10.8 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs; and

•
Acquisition-Related Costs - $17.0 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $16.2 million is primarily related to charges attributable to integration-related activities and contingent payments (of which $5.4 million is recorded within unallocated corporate expenses within the Coach brand and $10.8 million is recorded within the Stuart Weitzman segment), and $0.8 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up and distributor relationships, all recorded within the Stuart Weitzman segment.

Total Operational Efficiency Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $27.2 million and cost of sales by $0.6 million, negatively impacting net income by $20.1 million, or $0.07 per diluted share.
Actions under our Operational Efficiency Plan will be substantially completed by the end of fiscal 2017, with expected incremental charges estimated in the range of $25 million (which will primarily relate to the initial costs of replacing and updating the Company's core technology platforms, organizational efficiency costs, as well as office location and supply chain consolidations). Refer to the "Executive Overview" herein and Note 4, "Restructuring Activities," for further information regarding this plan. Furthermore, the Company expects to incur aggregate Stuart Weitzman pre-tax Acquisition-Related Costs of around $20 million in fiscal 2017, which will primarily include the impact of contingent payments, and to a lesser extent, integration-related activities.
First Six Months of Fiscal 2016 Items

	Six Months Ended December 26, 2015
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,555.6	$—	$—	$(0.9)	$1,556.5
SG&A expenses	1,153.2	26.5	—	20.2	1,106.5
Operating income	402.4	(26.5)	—	(21.1)	450.0
Provision for income taxes	122.9	(6.0)	—	(6.6)	135.5
Net income	266.5	(20.5)	—	(14.5)	301.5
Diluted net income per share	0.96	(0.07)	—	(0.05)	1.08
In the first six months of fiscal 2016, the Company incurred charges as follows:
•Transformation and Other Actions - $26.5 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;
•Acquisition-Related Costs - $21.1 million total acquisition-related costs, of which $14.4 million primarily related to charges attributable to contingent payments, other integration-related activities and other consulting and legal costs (of which $9.8 million is recorded within unallocated corporate expenses within the Coach brand, and $4.6 million is recorded within the Stuart Weitzman segment), and $6.7 million related to the short-term impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset and inventory step-up, all recorded within the Stuart Weitzman segment.
Total Transformation Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $46.7 million and cost of sales by $0.9 million, negatively impacting net income by $35.0 million, or $0.12 per diluted share.
Summary – First Six Months of Fiscal 2017
Net sales in the first six months of fiscal 2017 increased 2.4% to $2.36 billion, primarily due to increased revenues from the Coach brand International and Stuart Weitzman businesses. Excluding the effects of foreign currency, net sales increased 1.6% or $37.0 million. Our gross profit increased by 4.2% to $1.62 billion during the first six months of fiscal 2017. SG&A expenses increased by 2.1% to $1.18 billion in the first six months of fiscal 2017. Excluding non-GAAP adjustments as described in the "GAAP to non-GAAP Reconciliation" herein, SG&A expenses increased by 4.0% to $1.15 billion.
Net income increased 19.0% in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016, primarily due to an increase in operating income of $40.9 million, as well as a decrease of $7.5 million in our provision for income taxes. Net income per diluted share increased 17.5% primarily due to higher net income. Excluding non-GAAP adjustments, net income and net income per diluted share increased 11.8% and 10.4%, respectively.
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2017 compared to fiscal 2016 has been presented both including and excluding currency fluctuation effects.

Net Sales
The following table presents net sales by reportable segment for the first six months of fiscal 2017 compared to the first six months of fiscal 2016:

	Six Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	December 31, 2016	December 26, 2015		December 31, 2016	December 26, 2015
	(dollars in millions)

North America	$1,289.4	$1,292.0	(0.2)%	54.7%	56.1%
International	843.8	806.3	4.6	35.8	35.0
Other(1)	20.3	24.3	(16.5)	0.8	1.0
Coach brand	$2,153.5	$2,122.6	1.5	91.3%	92.1%
Stuart Weitzman	205.8	181.5	13.3	8.7	7.9
Total net sales	$2,359.3	$2,304.1	2.4	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Net sales for the Coach brand increased 1.5% or $30.9 million to $2.15 billion. Excluding the favorable impact of foreign currency, net sales increased 0.6%.
North America Net Sales decreased 0.2% or $2.6 million to $1.29 billion in the first six months of fiscal 2017, which was not materially impacted by changes in foreign currency. This decrease was primarily driven by lower sales to wholesale customers of $34.2 million due to the Company's deliberate and strategic decision to elevate the Coach brand’s positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017. Comparable store sales increased by $28.5 million or 2.5% primarily due to higher conversion and increased transaction size in stores. Our bricks and mortar comparable stores sales increased 3.6%. Comparable store sales for the Internet business were impacted by an increase in Internet orders fulfilled by bricks and mortar locations in the second quarter of fiscal 2017. Non-comparable store sales increased by $3.4 million primarily due to the positive impact of reduced store return reserves and calendar shift that resulted from the 53rd week of fiscal 2016, partially offset by the net impact of store openings and closures. Since the end of the second quarter of fiscal 2016, Coach closed a net 26 retail stores in North America.
International Net Sales increased 4.6% or $37.5 million to $843.8 million in the first six months of fiscal 2017. Excluding the favorable impact of foreign currency, net sales increased 2.2% or $17.6 million. This constant currency change is primarily due to an increase in net sales in Europe of $15.3 million due to an expanded wholesale and store distribution network as well as positive comparable store sales, and a net increase in Greater China of $15.2 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in tourist traffic, although this showed an improvement from previous trends. These increases were partially offset by a decrease in Japan of $11.4 million primarily due to decreased traffic related to unusually high tourism in the prior year. Since the end of the second quarter of fiscal 2016, we opened 12 net new stores, with six net new stores in mainland China, Hong Kong, Macau and Japan, and six net new stores in the other regions.
Stuart Weitzman Net Sales increased 13.3% or $24.3 million to $205.8 million in the first six months of fiscal 2017. Excluding the unfavorable impact of foreign currency, net sales increased 14.3% or $25.9 million. Stuart Weitzman had a $27.6 million increase in net retail sales due to the acquisition of the Stuart Weitzman Canadian distributor in the fourth quarter of fiscal 2016, positive comparable store sales and net store openings. Wholesale net sales decreased by $3.5 million. Prior year wholesale net sales included shipments into the Canadian distributor. Since the end of the second quarter of fiscal 2016, Stuart Weitzman opened a net 8 new stores and acquired 14 stores associated with the acquisition of the Canadian distributor.
Gross Profit
Gross profit increased 4.2% or $65.3 million to $1.62 billion in the first six months of fiscal 2017 from $1.56 billion in the first six months of fiscal 2016. Gross margin for the first six months of fiscal 2017 was 68.7% as compared to 67.5% in the first six months of fiscal 2016. This gross margin increase of 120 basis points is primarily due to more favorable product mix and lower costs in the Coach brand as well as a more favorable channel mix in the Stuart Weitzman segment.

Gross profit for the Coach brand increased 3.4% or $48.4 million to $1.49 billion in the first six months of fiscal 2017. Furthermore, gross margin for the Coach brand increased 130 basis points to 69.4% in the first six months of fiscal 2017 from 68.1% in the first six months of fiscal 2016, inclusive of an unfavorable 10 basis point change in the foreign currency impact of each period, as described below.
North America Gross Profit increased 1.0% or $8.0 million to $804.2 million in the first six months of fiscal 2017. Gross margin increased 80 basis points to 62.4% in the first six months of fiscal 2017 from 61.6% in the first six months of fiscal 2016. The increase in gross margin is attributable to higher initial mark-ups, primarily due to lower average product costs in our outlet stores, and an improved mix of elevated product sales, favorably impacting gross margin by 240 basis points. The strategic decision to close select doors in the wholesale channel resulted in a 30 basis point favorable impact to gross margin due to a more favorable channel mix. These increases were partially offset by the impact of increased promotional activity, primarily in our outlet channel, negatively impacting gross margin by 210 basis points as the Company passed on the benefit of lower costs through pricing to our customers.
International Gross Profit increased 5.0% or $30.8 million to $640.4 million in the first six months of fiscal 2017. Gross margin increased 30 basis points to 75.9% in the first six months of fiscal 2017 from 75.6% in the first six months of fiscal 2016. The change in foreign currency impact on gross margin of each period was an unfavorable 50 basis points, primarily due to the Japanese Yen and Chinese Renminbi. Excluding the impact of foreign currency in each period, International gross margin increased 80 basis points. This increase was due to higher initial mark-ups, primarily due to lower average product costs in our outlet stores, and an improved mix of elevated product sales, favorably impacting gross margin by 110 basis points, as well as the favorable effects of decreased duty costs which positively impacted gross margin by 100 basis points. These increases were partially offset by increased promotional activity and a less favorable geographic mix of sales, negatively impacting gross margin by 120 basis points and 30 basis points, respectively.
Corporate Unallocated Gross Profit increased $10.1 million to $31.7 million in the first six months of fiscal 2017, primarily due to the impact of more favorable production variances when compared to the same period in the prior year.
Stuart Weitzman Gross Profit increased 15.3% or $16.9 million to $127.1 million during the first six months of fiscal 2017. Gross margin increased 110 basis points to 61.8% in the first six months of fiscal 2017 from 60.7% in the first six months of fiscal 2016. Excluding the short-term impact of purchase accounting, Stuart Weitzman gross profit totaled $127.7 million and $111.1 million in the first six months of fiscal 2017 and fiscal 2016, respectively, resulting in a gross margin of 62.0% and 61.2%, respectively. The increase in gross margin is primarily attributable to a 170 basis point impact from a shift in channel mix towards higher margin retail business, partially offset by higher product costs and increased promotional activity.
Selling, General and Administrative Expenses
SG&A expenses increased 2.1% or $24.4 million to $1.18 billion in the first six months of fiscal 2017 as compared to $1.15 billion in the first six months of fiscal 2016. As a percentage of net sales, SG&A expenses decreased to 49.9% during the first six months of fiscal 2017 as compared to 50.1% during the first six months of fiscal 2016. Excluding non-GAAP adjustments of $27.2 million and $46.7 million in the first six months of fiscal 2017 and fiscal 2016, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased $43.9 million from the first six months of fiscal 2016; and SG&A expenses as a percentage of net sales increased, to 48.8% in the first six months of fiscal 2017 from 48.0% in the first six months of fiscal 2016, primarily due to the increased SG&A expenses within the Stuart Weitzman segment to support the growth of the business and within the Coach brand related to occupancy costs.
Selling expenses were $811.5 million, or 34.4% of net sales, in the first six months of fiscal 2017 compared to $779.8 million, or 33.8% of net sales, in the first six months of fiscal 2016. The $31.7 million increase is primarily due to unfavorable foreign currency effects in Japan, increases in Stuart Weitzman and Europe to support growth in the business and higher store-related costs in North America associated with the new flagship store, partially offset by decreases in Greater China and international wholesale, primarily due to reduced employee related costs.
Advertising, marketing, and design costs were $138.4 million, or 5.9% of net sales, in the first six months of fiscal 2017, compared to $136.9 million, or 5.9% of net sales, during the first six months of fiscal 2016. The slight increase was primarily due to higher costs for Stuart Weitzman marketing, partially offset by lower Coach brand advertising-related events, including lower costs associated with New York fashion week.
Distribution and customer service expenses were $30.7 million, or 1.3% of net sales, in the first six months of fiscal 2017, relatively in-line with first six months fiscal 2016 expenses of $35.0 million, or 1.5% of net sales.
Administrative expenses were $197.0 million, or 8.3% of net sales, in the first six months of fiscal 2017 compared to $201.5 million, or 8.7% of net sales, in the first six months of fiscal 2016. Excluding non-GAAP adjustments of $27.2 million in the first six months of fiscal 2017 and $46.7 million in the first six months of fiscal 2016, administrative expenses were $169.8 million and $154.8 million, respectively, or 7.2% and 6.7% of net sales. The increase is primarily due to higher corporate occupancy costs.

Operating Income
Operating income increased 10.2% or $40.9 million to $443.3 million in the first six months of fiscal 2017 as compared to $402.4 million in the first six months of fiscal 2016. Operating margin was 18.8% in the first six months of fiscal 2017 as compared to 17.5% in the first six months of fiscal 2016. Excluding non-GAAP adjustments of $27.8 million in the first six months of fiscal 2017 and $47.6 million in the first six months of fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 4.7% or $21.1 million to $471.1 million from $450.0 million in the first six months of fiscal 2016; and operating margin was 20.0% in the first six months of fiscal 2017 as compared to 19.5% in the first six months of fiscal 2016.
The following table presents operating income by reportable segment for the first six months of fiscal 2017 compared to the first six months of fiscal 2016:

	Six Months Ended
	Operating Income		Variance
	December 31, 2016	December 26, 2015	Amount	%
	(millions)

North America	$422.4	$419.9	$2.5	0.6%
International	249.5	237.8	11.7	4.9
Other(1)	15.5	12.5	3.0	24.0
Corporate unallocated	(262.5)	(293.8)	31.3	10.6
Coach brand	$424.9	$376.4	$48.5	12.9%
Stuart Weitzman	18.4	26.0	(7.6)	(29.3)
Total operating income	$443.3	$402.4	$40.9	10.2%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Operating income for the Coach brand increased 12.9% or $48.5 million to $424.9 million in the first six months of fiscal 2017. Furthermore, operating margin for the Coach brand increased 200 basis points to 19.7% in the first six months of fiscal 2017 from 17.7% in the first six months of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $441.1 million in the first six months of fiscal 2017, resulting in an operating margin of 20.5%. This compared to Coach brand operating income of $412.7 million in the first six months of fiscal 2016, or an operating margin of 19.4%.
North America Operating Income increased 0.6% or $2.5 million to $422.4 million in the first six months of fiscal 2017 reflecting the increase in gross profit of $8.0 million, partially offset by higher SG&A expenses of $5.5 million. The increase in SG&A expenses was due to higher store-related costs for the new Fifth Avenue flagship store and depreciation costs as a result of stores that have been renovated since the second quarter of fiscal 2016. This increase was partially offset by lower wholesale costs, as well as favorable employee related costs due to net store closures since the end of the second quarter of fiscal 2016. Operating margin increased 30 basis points to 32.8% in the first six months of fiscal 2017 from 32.5% during the same period in the prior year due to higher gross margin of 80 basis points, partially offset by higher SG&A expense as a percentage of net sales of 50 basis points.
International Operating Income increased 4.9% or $11.7 million to $249.5 million in the first six months of fiscal 2017 primarily reflecting higher gross profit of $30.8 million, partially offset by higher SG&A expenses of $19.1 million. The increase in SG&A expenses is primarily related to unfavorable foreign currency effects in Japan, as well as increases in Europe to support growth in business, partially offset by decreases in Greater China and international wholesale, primarily due to employee related costs. Operating margin increased 10 basis points to 29.6% in fiscal 2017 from 29.5% during the same period in the prior year primarily due to higher gross margin of 30 basis points, partially offset by higher SG&A expenses (particularly selling expenses) as a percentage of net sales, which increased by 20 basis points.
Corporate Unallocated Operating Expense decreased 10.6% or $31.3 million to $262.5 million in the first six months of fiscal 2017 from $293.8 million in the first six months of fiscal 2016. Excluding non-GAAP adjustments, unallocated operating expenses decreased by $11.2 million to $246.3 million in the first six months of fiscal 2017. This decrease is primarily related to more favorable production variances.

Stuart Weitzman Operating Income decreased 29.3% or $7.6 million to $18.4 million in the first six months of fiscal 2017, resulting in an operating margin of 8.9%, compared to $26.0 million and 14.3%, respectively in fiscal 2016. Excluding non-GAAP adjustments, Stuart Weitzman operating income totaled $30.0 million in the first six months of fiscal 2017, resulting in an operating margin of 14.6%, compared to $37.3 million and 20.5%, respectively, in fiscal 2016. The decrease in operating margin is primarily due to higher SG&A expenses (particularly selling expenses) as a percentage of net sales, which increased to 47.4% in the first six months of fiscal 2017 from 40.7% in the first six months of fiscal 2016, due to increased investments in the growth of the business, particularly store-related costs for two new flagship stores, slightly offset by higher gross margin of 80 basis points.
Provision for Income Taxes
The effective tax rate was 26.7% in the first six months of fiscal 2017, as compared to 31.6% in the first six months of fiscal 2016. Excluding non-GAAP adjustments, the effective tax rate was 26.7% in the first six months of 2017, compared to 31.0% in the first six months of fiscal 2016. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings and the ongoing benefit of available foreign tax credits, partially offset by lower benefits from the expiration of certain statutes.
Net Income
Net income increased 19.0% or $50.6 million to $317.1 million in the first six months of fiscal 2017 as compared to $266.5 million in the first six months of fiscal 2016. Excluding non-GAAP adjustments, net income increased 11.8% or $35.7 million to $337.2 million in the first six months of fiscal 2017. This increase was primarily due to higher operating income and a lower provision for income taxes.
Earnings per Share
Net income per diluted share increased 17.5% to $1.13 in the first six months of fiscal 2017 as compared to $0.96 in the first six months of fiscal 2016. Excluding non-GAAP adjustments, net income per diluted share increased 10.4% to $1.20 in the first six months of fiscal 2017 from $1.08 in the first six months of fiscal 2016, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter and first six months of fiscal 2017 and fiscal 2016 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan and Acquisition-Related Charges. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 31, 2016	December 26, 2015	Change
	(millions)

Net cash provided by operating activities	$328.1	$310.0	$18.1
Net cash provided by (used in) investing activities	599.8	(545.7)	1,145.5
Net cash used in financing activities	(467.0)	(208.9)	(258.1)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(3.4)	(6.8)
Net increase (decrease) in cash and cash equivalents	$450.7	$(448.0)	$898.7
The Company’s cash and cash equivalents increased by $450.7 million in the first six months of fiscal 2017 as compared to a decrease of $448.0 million in the first six months of fiscal 2016, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $18.1 million due to higher net income of $50.6 million, partially offset by changes in operating assets and liabilities of $26.0 million and lower non-cash charges of $6.5 million.
The $26.0 million decline in changes in operating asset and liability balances was primarily driven by changes in other assets and inventories, partially offset by changes in accounts receivable and accounts payable. Other assets were a use of cash of $20.6 million in the first six months of fiscal 2017 compared to a source of cash of $52.1 million in the first six months of fiscal 2016, primarily related to higher estimated tax payments in fiscal 2017. Inventories were a use of cash of $26.9 million in the first six months of fiscal 2017 as compared to a source of cash of $38.9 million in the first six months of fiscal 2016, primarily driven by increased inventory purchases. Accounts receivable was a use of cash of $35.1 million in the first six months of fiscal 2017 as compared to a use of cash of $87.9 million in the first six months of fiscal 2016, primarily driven by a smaller build in receivables compared to prior year within North America wholesale due to the strategic actions, as well as a decrease in credit card receivables due to the timing of the holidays within the fiscal quarters. Accounts payable was a use of cash of $27.6 million in the first six months of fiscal 2017 as compared to a use of cash of $75.6 million in the first six months of fiscal 2016, primarily driven by timing of inventory purchases and higher store-related payables due to timing of payments.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $599.8 million in the first six months of fiscal 2017 and a use of cash during the first six months of fiscal 2016 of $545.7 million. The $1.15 billion increase in net cash provided by investing activities is primarily due to proceeds from the sale of the Company's investments in Hudson Yards of $680.6 million in the first six months of fiscal 2017, the impact of net purchases of investments of $80.9 million in the first six months of fiscal 2017, compared to net purchases of investments of $283.6 million in the first six months of fiscal 2016 and net proceeds from the sale of our prior headquarters of $126.0 million in the first six months of fiscal 2017.
Net cash used in financing activities
Net cash used in financing activities was $467.0 million and $208.9 million in the first six months of fiscal 2017 and fiscal 2016, respectively. The $258.1 million increase was primarily due to the repayment of long-term debt of $285.0 million during the first six months of fiscal 2017, partially offset by proceeds from share-based awards of $26.7 million in the first six months of fiscal 2017 as compared to $4.7 million in the first six months of fiscal 2016.

Working Capital and Capital Expenditures
As of December 31, 2016, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
	(millions)
Cash and cash equivalents(1)	$1,309.7	$—	$1,309.7
Short-term investments(1)	526.2	—	526.2
Non-current investments	110.1	—	110.1
Amended and Restated Credit Agreement(2)	700.0	—	700.0
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	46.0	—	46.0
Total	$3,292.0	$600.0	$2,692.0

(1)
As of December 31, 2016, approximately 54% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S., we would be subject to applicable U.S. and foreign taxes.

(2)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. There were no debt borrowings under the Revolving Facility for the first six months of fiscal 2017 and fiscal 2016. The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of December 31, 2016, no known events of default have occurred. Refer to Note 9, "Debt," for further information on our existing debt instruments.

We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of December 31, 2016, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 31, 2016, no known events of default have occurred. Refer to Note 9, "Debt," for further information on our existing debt instruments.
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

Stuart Weitzman Acquisition
On May 4, 2015, the Company acquired all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $44.0 million based on the achievement of certain revenue targets. The total amount payable under the earnout will not exceed $44.0 million, and will be paid out in fiscal 2018 if targets are achieved. Refer to Note 10, "Fair Value Measurements," for additional information about the contingent earnout agreement.
Seasonality
Seasonality primarily impacts the Coach brand. Because Coach brand's products are frequently given as gifts, we experience seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season.  In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 31, 2016 are not necessarily indicative of that expected for the full fiscal 2017.  However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2016 10-K. As of December 31, 2016, there have been no material changes to any of the critical accounting policies.
As disclosed in our fiscal 2016 10-K, the Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. Furthermore, as previously disclosed, the fair value of the Stuart Weitzman brand reporting unit exceeded its carrying value by less than 20%, valued using the discounted cash flow method. Additionally, the percentage by which the fair value of the Stuart Weitzman brand indefinite-lived trademarks and trade names exceeded its carrying value was less than 5%, valued using the relief from royalty method. Several factors could impact the brand's ability to achieve future cash flows, including optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. For the three-month and six-month periods ended December 31, 2016, the Stuart Weitzman brand has generally performed in line with the estimated cash flows included in the fiscal 2016 annual impairment assessment. However, given the relatively small excess of fair value over the carrying value as noted above, if the profitability trends or market multiples decline during the remainder of fiscal 2017 from those that were expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The Company is exposed to transaction risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into foreign currency derivative contracts, primarily forward foreign currency exchange contracts. As of December 31, 2016 and July 2, 2016, derivative instruments designated as cash flow hedges with a notional amount of $142.9 million and $190.1 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. We do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 31, 2016.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Singapore Dollar, the Euro, the British Pound Sterling, the New Taiwan Dollar and the Chinese Renminbi. To manage the exchange rate risk related to these loans, the Company primarily enters into forward foreign currency exchange contracts. As of December 31, 2016 and July 2, 2016 the total notional values of outstanding derivative instruments designated as fair value hedges related to these loans were $74.4 million and $75.5 million, respectively.
The fair value of outstanding foreign currency derivative instruments included in Other current assets at December 31, 2016 and July 2, 2016 was $9.3 million and $0.6 million, respectively. The fair value of outstanding foreign currency derivative instruments included in current liabilities at December 31, 2016 and July 2, 2016 was $2.0 million and $11.1 million, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to the Revolving Facility (if utilized), the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Revolving Facility. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At December 31, 2016 and July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $599 million and $622 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2016.
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
The Company did not repurchase any shares during the second quarter of fiscal 2017. As of December 31, 2016, the Company had zero availability remaining in the stock repurchase program.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

10.1*	Employment Offer Letter, dated December 12, 2016, between Coach and Kevin Wills
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Melinda Brown
Name:	Melinda Brown
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: February 8, 2017