Form 10-Q
period 2017-04-01
COACH INC
filed 2017-05-10
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 28, 2017 the Registrant had 281,128,639 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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

COACH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2017	July 2, 2016
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,394.5	$859.0
Short-term investments	497.4	460.4
Trade accounts receivable, less allowances of $2.1 and $2.2, respectively	203.4	245.2
Inventories	478.7	459.2
Income tax receivable	58.0	13.6
Prepaid expenses and other current assets	137.6	135.5
Total current assets	2,769.6	2,172.9
Property and equipment, net	661.2	919.5
Long-term investments	104.4	558.6
Goodwill	481.1	502.4
Intangible assets	342.9	346.8
Deferred income taxes	176.4	248.8
Other assets	125.4	143.7
Total assets	$4,661.0	$4,892.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129.2	$186.7
Accrued liabilities	507.1	625.0
Current debt	—	15.0
Total current liabilities	636.3	826.7
Long-term debt	591.8	861.2
Other liabilities	541.0	521.9
Total liabilities	1,769.1	2,209.8

See Note 12 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value per share) issued and outstanding 281.1 million and 278.5 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,931.8	2,857.1
Retained earnings (accumulated deficit)	51.1	(104.1)
Accumulated other comprehensive loss	(93.8)	(72.9)
Total stockholders' equity	2,891.9	2,682.9
Total liabilities and stockholders' equity	$4,661.0	$4,892.7

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(millions, except per share data)
	(unaudited)
Net sales	$995.2	$1,033.1	$3,354.5	$3,337.2
Cost of sales	289.5	320.1	1,027.9	1,068.6
Gross profit	705.7	713.0	2,326.6	2,268.6
Selling, general and administrative expenses	554.6	578.7	1,732.2	1,731.9
Operating income	151.1	134.3	594.4	536.7
Interest expense, net	4.0	6.5	14.8	19.5
Income before provision for income taxes	147.1	127.8	579.6	517.2
Provision for income taxes	24.9	15.3	140.3	138.2
Net income	$122.2	$112.5	$439.3	$379.0
Net income per share:
Basic	$0.44	$0.40	$1.57	$1.37
Diluted	$0.43	$0.40	$1.56	$1.36
Shares used in computing net income per share:
Basic	280.8	277.8	280.2	277.4
Diluted	282.9	279.5	282.2	278.7
Cash dividends declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(millions)
	(unaudited)
Net income	$122.2	$112.5	$439.3	$379.0
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(0.7)	(4.5)	11.5	(8.2)
Unrealized gains (losses) on available-for-sale investments, net	0.2	0.4	(0.8)	(1.5)
Foreign currency translation adjustments	22.4	20.3	(31.6)	(4.7)
Other comprehensive income (loss), net of tax	21.9	16.2	(20.9)	(14.4)
Comprehensive income	$144.1	$128.7	$418.4	$364.6

See accompanying Notes.

COACH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 1, 2017	March 26, 2016
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$439.3	$379.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148.7	156.6
Provision for bad debt	0.5	2.2
Share-based compensation	55.1	65.7
Excess tax effect from share-based compensation	1.0	10.3
Restructuring activities	6.9	9.5
Deferred income taxes	63.0	17.4
Other non-cash charges, net	16.1	(5.9)
Changes in operating assets and liabilities:
Trade accounts receivable	35.9	(47.2)
Inventories	(31.1)	21.1
Accounts payable	(51.9)	(49.0)
Accrued liabilities	(101.7)	(38.3)
Other liabilities	(26.9)	(24.6)
Other assets	(24.9)	12.4
Net cash provided by operating activities	530.0	509.2
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Hudson Yards sale of investments	680.6	—
Sale of former headquarters	126.0	—
Purchases of investments	(498.3)	(545.0)
Proceeds from maturities and sales of investments	450.8	272.9
Purchases of property and equipment	(192.1)	(276.4)
Acquisition of lease rights, net	(4.5)	(8.3)
Acquisition of interest in equity method investment	—	(118.1)
Net cash provided by (used in) investing activities	562.5	(674.9)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(283.2)	(280.7)
Repayment of debt	(285.0)	(7.5)
Proceeds from share-based awards	40.7	8.8
Taxes paid to net settle share-based awards	(21.7)	(14.9)
Excess tax effect from share-based compensation	(1.0)	(10.3)
Net cash used in financing activities	(550.2)	(304.6)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	0.1
Increase (decrease) in cash and cash equivalents	535.5	(470.2)
Cash and cash equivalents at beginning of period	859.0	1,291.8
Cash and cash equivalents at end of period	$1,394.5	$821.6
Supplemental information:
Cash paid for income taxes, net	$155.2	$124.7
Cash paid for interest	$26.0	$19.5
Noncash investing activity - property and equipment obligations	$40.4	$32.2

See accompanying Notes.

COACH, INC.

Notes to Condensed Consolidated Financial Statements
(In millions, except per share data)
(Unaudited)

1. Nature of Operations
Coach, Inc. (the "Company") is a leading New York design house of modern luxury accessories and lifestyle brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, business cases, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, sunwear, fragrance, jewelry, travel bags and other lifestyle products. Coach branded products are primarily sold through its North America and International reportable segments. The North America segment includes sales to North American consumers through Coach-operated stores, including the Internet, and sales to wholesale customers. The International segment includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores, including the Internet, in the United States, Canada and Europe. The Company also records sales of Coach brand products generated in licensing and disposition channels in Other, which is not a reportable segment.
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
The results of operations, cash flows and comprehensive income for the three and nine months ended April 1, 2017 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 1, 2017 ("fiscal 2017").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2017 will be a 52-week period. Fiscal 2016 ended on July 2, 2016 and was a 53-week period ("fiscal 2016"). The third quarter of fiscal 2017 ended on April 1, 2017 and was a 13-week period. The third quarter of fiscal 2016 ended on March 26, 2016 and was also a 13-week period.
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
Reclassifications
Certain reclassifications on the Condensed Consolidated Balance Sheet have been made to the prior period's financial information in order to conform to the current period's presentation.

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
3. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill allocated to that reporting unit. The requirements of the new standard will be effective for interim and annual goodwill impairment tests performed in fiscal years beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this guidance to determine the effect its adoption may have on its consolidated financial statements or notes thereto.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for nearly all leases (other than short-term leases), as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period with various optional practical expedients. The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto. The Company expects the guidance will result in a significant increase to long-term assets and long-term liabilities on its consolidated balance sheets and does not expect it to have a material impact on the consolidated statements of income. This guidance is not expected to have a material impact on the Company's liquidity.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2019. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The Company currently has a cross-functional implementation team in place that is performing a comprehensive evaluation to determine the impact that adopting this guidance will have on its consolidated financial statements and notes thereto.
4. Restructuring Activities
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms and network optimization. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model.
During the three and nine months ended April 1, 2017, the Company incurred Operational Efficiency Plan related charges within selling, general and administrative ("SG&A") expenses of $6.4 million ($4.8 million after-tax, or $0.02 per diluted share) and $17.2 million ($12.9 million after-tax, or $0.05 per diluted share), respectively, primarily due to organizational efficiency

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

costs, technology infrastructure costs, and to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $61.1 million. Actions under our Operational Efficiency Plan will be substantially completed by the end of fiscal 2017, with estimated incremental charges in the range of $20 million.
A summary of charges and related liabilities under the Company's Operational Efficiency Plan is as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	11.7	4.8	0.7	17.2
Cash payments	(20.2)	(3.6)	(3.2)	(27.0)
Non-cash charges	(6.2)	—	(0.7)	(6.9)
Liability as of April 1, 2017	$7.5	$1.2	$—	$8.7

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
The balances as of April 1, 2017 and July 2, 2016 are included within accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income. See Note 13, "Segment Information," for further information.
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
During the three and nine months ended March 26, 2016, the Company recorded transformation-related charges within SG&A expenses of $9.4 million ($6.4 million after-tax, or $0.02 per diluted share) and $35.9 million ($26.9 million after-tax, or $0.10 per diluted share), respectively, primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores.
The balance of liabilities under the Company's Transformation plan at July 2, 2016 was $5.5 million, and was included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet. There are no remaining liabilities under the Company's Transformation plan at April 1, 2017.
5. Goodwill and Other Intangible Assets
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	International	Stuart Weitzman	Total
	(millions)
Balance at July 2, 2016	$346.9	$155.5	$502.4
Foreign exchange impact	(20.5)	(0.8)	(21.3)
Balance at April 1, 2017	$326.4	$154.7	$481.1

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Intangible Assets
Intangible assets consist of the following:

	April 1, 2017			July 2, 2016
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$54.7	$(8.8)	$45.9	$54.7	$(5.8)	$48.9
Favorable lease rights, net	26.1	(5.9)	20.2	24.7	(3.6)	21.1
Total intangible assets subject to amortization	80.8	(14.7)	66.1	79.4	(9.4)	70.0
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$357.6	$(14.7)	$342.9	$356.2	$(9.4)	$346.8
As of April 1, 2017, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of Fiscal 2017	$1.9
Fiscal 2018	6.8
Fiscal 2019	6.7
Fiscal 2020	6.5
Fiscal 2021	6.1
Fiscal 2022	5.5
Fiscal 2023 and thereafter	32.6
Total	$66.1
The expected amortization expense above reflects remaining useful lives of 13.1 years for customer relationships and the remaining lease terms ranging from approximately 1 month to 8.6 years for favorable lease rights.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

6. Stockholders’ Equity
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9
Net income	—	—	—	379.0	—	379.0
Other comprehensive loss	—	—	—	—	(14.4)	(14.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.3	—	(3.4)	—	—	(3.4)
Share-based compensation	—	—	65.7	—	—	65.7
Excess tax effect from share-based compensation	—	—	(10.3)	—	—	(10.3)
Dividends declared ($1.0125 per share)	—	—	—	(281.1)	—	(281.1)
Balance at March 26, 2016	277.9	$2.8	$2,806.4	$(91.7)	$(92.1)	$2,625.4

Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	439.3	—	439.3
Other comprehensive loss	—	—	—	—	(20.9)	(20.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.6	—	18.9	—	—	18.9
Share-based compensation	—	—	56.8	—	—	56.8
Excess tax effect from share-based compensation	—	—	(1.0)	—	—	(1.0)
Dividends declared ($1.0125 per share)	—	—	—	(284.1)	—	(284.1)
Balance at April 1, 2017	281.1	$2.8	$2,931.8	$51.1	$(93.8)	$2,891.9

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive loss before reclassifications	(4.4)	(1.5)	(4.7)	—	(10.6)
Less: gains reclassified from accumulated other comprehensive income to earnings	3.8	—	—	—	3.8
Net current-period other comprehensive loss	(8.2)	(1.5)	(4.7)	—	(14.4)
Balances at March 26, 2016	$(3.8)	$(1.0)	$(86.4)	$(0.9)	$(92.1)

Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	5.6	(0.8)	(31.6)	—	(26.8)
Less: losses reclassified from accumulated other comprehensive income to earnings	(5.9)	—	—	—	(5.9)
Net current-period other comprehensive income (loss)	11.5	(0.8)	(31.6)	—	(20.9)
Balances at April 1, 2017	$2.7	$(0.5)	$(94.5)	$(1.5)	$(93.8)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($1.4) million and $1.6 million as of April 1, 2017 and March 26, 2016, respectively. The amounts reclassified from AOCI are net of tax of $3.1 million and ($1.9) million as of April 1, 2017 and March 26, 2016, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at April 1, 2017 and March 26, 2016 are net of tax of $0.8 million and $0.5 million, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(millions, except per share data)
Net income	$122.2	$112.5	$439.3	$379.0

Total weighted-average basic shares outstanding	280.8	277.8	280.2	277.4
Effect of dilutive securities	2.1	1.7	2.0	1.3
Total weighted-average diluted shares	282.9	279.5	282.2	278.7

Net income per share:
Basic	$0.44	$0.40	$1.57	$1.37
Diluted	$0.43	$0.40	$1.56	$1.36

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 1, 2017 and March 26, 2016, there were 9.9 million and 11.0 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
8. Share-based Compensation
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 1, 2017(1)	March 26, 2016	April 1, 2017(1)	March 26, 2016
	(millions)
Share-based compensation expense	$20.1	$21.2	$56.8	$65.7
Income tax benefit related to share-based compensation expense	6.4	5.6	17.5	19.8

(1)
During the three and nine months ended April 1, 2017, the Company incurred $1.2 million and $1.7 million, respectively, of share-based compensation expense under the Company's Operational Efficiency Plan.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the nine months ended April 1, 2017 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at July 2, 2016	15.1	$40.18
Granted	3.5	39.65
Exercised	(1.3)	39.54
Forfeited or expired	(1.3)	40.62
Outstanding at April 1, 2017	16.0	40.08
Vested and expected to vest at April 1, 2017	15.6	42.04
Exercisable at April 1, 2017	9.5	44.00
At April 1, 2017, $26.6 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of options granted during the nine months ended April 1, 2017 and March 26, 2016 was $7.32 and $5.64, respectively. The total intrinsic value of options exercised during the nine months ended April 1, 2017 and March 26, 2016 was $8.4 million and $0.9 million, respectively. The total cash received from option exercises was $39.2 million for the nine months ended April 1, 2017 and $7.5 million for the nine months ended March 26, 2016, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $3.3 million and $0.3 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended April 1, 2017 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 2, 2016	3.7	$49.06
Granted	2.0	39.43
Vested	(1.7)	39.14
Forfeited	(0.4)	35.14
Non-vested at April 1, 2017	3.6	50.03
At April 1, 2017, $71.7 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of share awards granted during the nine months ended April 1, 2017 and March 26, 2016 was $39.43 and $31.49, respectively. The total fair value of shares vested during the nine months ended April 1, 2017 and March 26, 2016 was $67.7 million and $44.1 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended April 1, 2017 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 2, 2016	1.4	$38.67
Granted	0.3	39.53
Change due to performance condition achievement	(0.1)	53.19
Vested(1)	—	39.72
Forfeited	(0.1)	40.28
Non-vested at April 1, 2017	1.5	37.78

(1)	During the nine months ended April 1, 2017, fewer than 0.1 million PRSU shares vested.
At April 1, 2017, $12.8 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.0 years.
Included in the non-vested amount at April 1, 2017 are approximately 0.6 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the nine months ended April 1, 2017 with this performance criteria. The remaining 0.9 million PRSU awards included in the non-vested amount are based on certain Company-specific financial and operational metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended April 1, 2017 and March 26, 2016 was $39.53 and $31.36, respectively. The total fair value of awards that vested during the nine months ended April 1, 2017 and March 26, 2016 was $0.9 million and $1.4 million, respectively.
In the nine months ended April 1, 2017 and March 26, 2016, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $19.3 million and $13.8 million, respectively.
9. Debt
The following table summarizes the components of the Company’s outstanding debt:

	April 1, 2017	July 2, 2016
	(millions)
Current Debt:
Term Loan	$—	$15.0
Total Current Debt	$—	$15.0

Long-Term Debt:
Term Loan	$—	$270.0
4.250% Senior Notes	600.0	600.0
Total Long-Term Debt	600.0	870.0
Less: Unamortized Discount and Debt Issuance Costs on 4.250% Senior Notes	(8.2)	(8.8)
Total Long-Term Debt, net	$591.8	$861.2
During the three and nine months ended April 1, 2017, the Company recognized interest expense related to its debt of $7.1 million and $21.5 million, respectively. During the three and nine months ended March 26, 2016, the Company recognized interest expense related to its debt of $8.3 million and $24.4 million, respectively.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement

In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). As of April 1, 2017, there were no borrowings under the Revolving Facility. The Company prepaid its outstanding borrowings under the Term Loan facility on August 3, 2016. The Revolving Facility will continue to be used for general corporate purposes of the Company and its subsidiaries.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Additionally, the Company pays a commitment fee on the average daily unused amount of the Revolving Facility. At April 1, 2017, there were no borrowings on the Revolving Facility and the commitment fee was 0.125%.
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
At April 1, 2017 and July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $607 million and $622 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at April 1, 2017 and July 2, 2016:

	Level 1		Level 2		Level 3
	April 1, 2017	July 2, 2016	April 1, 2017	July 2, 2016	April 1, 2017	July 2, 2016
	(millions)
Assets:
Cash equivalents(1)	$464.3	$197.9	$125.7	$0.4	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	0.6	—	—
Commercial paper(2)	—	—	73.1	54.8	—	—
Government securities - U.S.(2)	172.7	119.9	—	11.8	—	—
Corporate debt securities - U.S.(2)	—	—	137.3	161.4	—	—
Corporate debt securities - non U.S.(2)	—	—	111.8	111.5	—	—
Other	—	—	1.9	0.4	—	—
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	65.5	64.2	—	—
Corporate debt securities - non U.S.(3)	—	—	38.9	33.9	—	—
Derivative Assets:
Inventory-related hedges(4)	—	—	3.3	0.2	—	—
Intercompany loan hedges(4)	—	—	0.4	0.4	—	—
Liabilities:
Contingent earnout obligation(5)	$—	$—	$—	$—	$35.2	$28.4
Derivative liabilities:
Inventory-related hedges(4)	—	—	1.7	11.0	—	—
Intercompany loan hedges(4)	—	—	0.3	0.1	—	—

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

(5)
As part of the purchase agreement for the Stuart Weitzman acquisition, the Company is obligated to pay a contingent earnout of $14.7 million annually if the Stuart Weitzman brand achieves certain revenue targets in calendar years 2015 through 2017. The agreement also contains a catch-up provision that provides that if the revenue targets are missed in any one year but are surpassed in succeeding years then amounts for past years become due upon surpassing targets in succeeding years. The revenue targets were not achieved in calendar year 2015 or 2016. As previously disclosed, the revenue target for calendar 2017 is $425 million. The total amount payable under the earnout will not exceed $44.0 million, and will be paid out in fiscal 2018 if targets are achieved.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents a reconciliation of the contingent earnout liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended April 1, 2017 and July 2, 2016.

	April 1, 2017	July 2, 2016
	(millions)
Beginning of fiscal year	$28.4	$19.4
Increase to contingent earnout obligation	6.8	9.0
End of period	$35.2	$28.4

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
11. Investments
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the condensed consolidated balance sheets as of April 1, 2017 and July 2, 2016:

	April 1, 2017			July 2, 2016
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$73.1	$—	$73.1	$54.8	$—	$54.8
Government securities - U.S.(2)	172.7	—	172.7	131.7	—	131.7
Corporate debt securities - U.S.(2)	137.3	65.5	202.8	161.4	64.2	225.6
Corporate debt securities - non-U.S.(2)	111.8	38.9	150.7	111.5	33.9	145.4
Available-for-sale investments, total	$494.9	$104.4	$599.3	$459.4	$98.1	$557.5
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other(3)	1.9	—	1.9	0.4	460.5	460.9
Total Investments	$497.4	$104.4	$601.8	$460.4	$558.6	$1,019.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of April 1, 2017 have maturity dates between calendar years 2017 and 2019 and are recorded at fair value.

(3)
Long-term Other as of July 2, 2016 relates to the equity method investment in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the "Hudson Yards joint venture"), with the Company owning less than 43% of the joint venture. Refer to Note 14, "Headquarters Transactions," for further information.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended April 1, 2017 and July 2, 2016.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

12. Commitments and Contingencies
Letters of Credit
The Company had standby letters of credit and bank guarantees totaling $9.7 million and $7.5 million outstanding at April 1, 2017 and July 2, 2016, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for insurance claims, leases and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Other
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
Kate Spade & Company Acquisition
Subsequent to the end of the third quarter of fiscal 2017, on May 7, 2017, the Company entered into an Agreement and Plan of Merger with Kate Spade & Company and Chelsea Merger Sub Inc., a wholly owned subsidiary of Coach. Refer to Note 15, "Subsequent Event", for further information.
13. Segment Information
In fiscal 2017, the Company has three reportable segments based on its business activities and organization:

•	North America, which is composed of Coach brand sales to North American consumers through stores, including the Internet, and sales to wholesale customers.

•
International, which is composed of Coach brand sales to consumers through stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries.

•
Stuart Weitzman, which includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores, including the Internet, in the United States, Canada and Europe.

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three and nine months ended April 1, 2017 and March 26, 2016:

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Three Months Ended April 1, 2017

Net sales	$474.2	$429.5	$11.6	$—	$79.9	$995.2
Gross profit	294.8	333.2	11.6	16.5	49.6	705.7
Operating income (loss)	115.5	152.2	9.0	(129.4)	3.8	151.1
Income (loss) before provision for income taxes	115.5	152.2	9.0	(133.4)	3.8	147.1
Depreciation and amortization expense(3)	17.5	17.6	—	11.1	4.0	50.2
Additions to long-lived assets	12.2	15.7	—	40.0	2.5	70.4

Three Months Ended March 26, 2016

Net sales	$498.9	$448.2	$6.8	$—	$79.2	$1,033.1
Gross profit	309.1	338.0	5.8	14.0	46.1	713.0
Operating income (loss)	135.5	151.7	4.0	(161.6)	4.7	134.3
Income (loss) before provision for income taxes	135.5	151.7	4.0	(168.1)	4.7	127.8
Depreciation and amortization expense(3)	14.5	16.7	—	17.1	3.1	51.4
Additions to long-lived assets	26.9	25.7	—	44.6	3.7	100.9

Nine Months Ended April 1, 2017
Net sales	$1,763.6	$1,273.3	$31.9	$—	$285.7	$3,354.5
Gross profit	1,099.0	973.6	29.1	48.2	176.7	2,326.6
Operating income (loss)	537.9	401.7	24.5	(391.9)	22.2	594.4
Income (loss) before provision for income taxes	537.9	401.7	24.5	(406.7)	22.2	579.6
Depreciation and amortization expense(3)	52.6	51.7	—	37.9	11.7	153.9
Additions to long-lived assets	42.1	58.9	—	73.7	17.4	192.1

Nine Months Ended March 26, 2016
Net sales	$1,790.9	$1,254.5	$31.1	$—	$260.7	$3,337.2
Gross profit	1,105.3	947.6	23.8	35.6	156.3	2,268.6
Operating income (loss)	555.4	389.5	16.5	(455.4)	30.7	536.7
Income (loss) before provision for income taxes	555.4	389.5	16.5	(474.9)	30.7	517.2
Depreciation and amortization expense(3)	46.6	50.4	—	51.9	15.9	164.8
Additions to long-lived assets	63.6	79.3	—	126.2	7.3	276.4

(1)	Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in licensing and disposition channels.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)
Depreciation and amortization expense includes $1.7 million and $5.2 million of Operational Efficiency Plan charges for the three and nine months ended April 1, 2017, respectively, and $1.9 million and $8.2 million of transformation-related charges for the three and nine months ended March 26, 2016, respectively. These charges are recorded as corporate unallocated expenses.

The following is a summary of all costs not allocated in the determination of segment operating income performance:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(millions)
Inventory-related(1)	$16.5	$14.0	$48.2	$35.7
Advertising, marketing and design(2)	(57.7)	(63.7)	(179.9)	(190.0)
Administration and information systems(2)(3)	(75.4)	(97.2)	(219.4)	(254.4)
Distribution and customer service(2)	(12.8)	(14.7)	(40.8)	(46.7)
Total corporate unallocated	$(129.4)	$(161.6)	$(391.9)	$(455.4)

(1)
Inventory-related amounts consist primarily of production variances, which represents the difference between the expected standard cost and actual cost of inventory, and inventory-related reserves which are recorded within cost of sales.

(2)	Costs recorded within SG&A expenses.

(3)
During the three and nine months ended April 1, 2017, Operational Efficiency Plan charges recorded within SG&A expenses were ($6.4) million and $(17.2) million, respectively. Furthermore, during the three and nine months ended April 1, 2017, ($2.8) million and $(8.2) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities was recorded within corporate unallocated costs, respectively. During the three and nine months ended March 26, 2016, Transformation Plan costs recorded within SG&A expenses were ($9.4) million and ($35.9) million, respectively. During the three and nine months ended March 26, 2016, ($5.4) million and ($15.2) million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within corporate unallocated costs, respectively.

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

COACH, INC.

Notes to Condensed Consolidated Financial Statements (continued)

15. Subsequent Event
Merger Agreement
On May 7, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kate Spade & Company ("Kate Spade") and Chelsea Merger Sub Inc., a wholly owned subsidiary of Coach.  Under the terms of the Merger Agreement, Coach has agreed to commence an all-cash tender offer to acquire any and all of Kate Spade's outstanding shares of common stock at a purchase price of $18.50 per share. The purchase price is expected to be approximately $2.4 billion and the transaction is expected to close during the third quarter of calendar 2017.
Commitment Letters
On May 7, 2017, the Company entered into a bridge facility commitment letter pursuant to which Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. committed to provide up to $2.1 billion under a 364-day senior unsecured bridge term loan credit facility to finance the merger in the event that Coach has not issued senior unsecured notes and obtained term loans prior to the consummation of the merger. The commitment is subject to customary conditions.

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
Coach, Inc. operates in three segments: North America (Coach brand), International (Coach brand), and Stuart Weitzman. The North America segment includes sales of Coach brand products to North American customers through Coach-operated stores (including the Internet) and sales to North American wholesale customers. The International segment includes sales of Coach brand products to customers through Coach-operated stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries. The Stuart Weitzman segment includes worldwide sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores (including the Internet) in the United States, Canada and Europe. Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand in licensing and disposition channels. As the Company's business model is based on multi-channel and brand global distribution, our success does not depend solely on the performance of a single channel or geographic area.
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
Current Trends and Outlook
Global consumer retail traffic remains relatively weak and inconsistent, which has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. While certain developed geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained due to the economic uncertainty. Further declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
Political and economic instability or changing macroeconomic conditions that exist in our major markets have further contributed to this uncertainty, including the potential impact of (1) new policies that may be implemented by the U.S. presidential administration and government, particularly with respect to tax and trade policies, or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U.") in its referendum on June 23, 2016, commonly known as "Brexit." Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. has two years to complete these negotiations.
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
Certain limited and recent factors within the U.S., including an improvement in the labor and housing markets and modest growth in overall consumer spending, suggest a potential moderate strengthening in the U.S. economic outlook. It is still, however, too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our outlook. Several organizations that monitor the world’s economy, including the International Monetary Fund, are projecting slightly accelerated economic strengthening with modest overall global growth for calendar 2017 but caution that there is considerable uncertainty surrounding the underlying assumptions of the forecast.

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

THIRD QUARTER FISCAL 2017 COMPARED TO THIRD QUARTER FISCAL 2016
The following table summarizes results of operations for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	April 1, 2017		March 26, 2016		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$995.2	100.0%	$1,033.1	100.0%	$(37.9)	(3.7)%
Gross profit	705.7	70.9	713.0	69.0	(7.3)	(1.0)
SG&A expenses	554.6	55.7	578.7	56.0	(24.1)	4.2
Operating income	151.1	15.2	134.3	13.0	16.8	12.5
Interest expense, net	4.0	0.4	6.5	0.6	(2.5)	(38.2)
Provision for income taxes	24.9	2.5	15.3	1.5	9.6	(61.9)
Net income	122.2	12.3	112.5	10.9	9.7	8.7
Net income per share:
Basic	$0.44		$0.40		$0.04	7.5%
Diluted	$0.43		$0.40		$0.03	7.4%

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2017 and fiscal 2016 reflect the impact of the Operational Efficiency Plan, Acquisition-Related Costs and the Transformation Plan, as noted in the following tables. Refer to page 36 for further discussion on the Non-GAAP Measures.
Third Quarter Fiscal 2017 Items

	Three Months Ended April 1, 2017
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$705.7	$—	$—	$—	$705.7
SG&A expenses	554.6	—	6.4	4.5	543.7
Operating income	151.1	—	(6.4)	(4.5)	162.0
Provision for income taxes	24.9	—	(1.6)	(1.2)	27.7
Net income	122.2	—	(4.8)	(3.3)	130.3
Diluted net income per share	0.43	—	(0.02)	(0.01)	0.46
In the third quarter of fiscal 2017, the Company incurred pre-tax charges, as follows:

•	Operational Efficiency Plan - $6.4 million primarily related to organizational efficiency costs and technology infrastructure; and

•
Acquisition-Related Costs - $4.5 million total charges related to the acquisition of Stuart Weitzman Holdings LLC related to charges attributable to integration-related activities and contingent payments (of which $2.8 million of charges are recorded within unallocated corporate expenses within the Coach brand and $1.7 million of charges are recorded within the Stuart Weitzman segment).

Total Operational Efficiency Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $10.9 million, negatively impacting net income by $8.1 million, or $0.03 per diluted share.

Actions under our Operational Efficiency Plan will be substantially completed by the end of fiscal 2017, with expected incremental charges estimated in the range of $20 million (which primarily relate to the costs of replacing and updating the Company's core technology platforms, organizational efficiency costs, and network optimization). Refer to the "Executive Overview" herein and Note 4, "Restructuring Activities," for further information regarding this plan. Furthermore, the Company expects to incur aggregate Stuart Weitzman pre-tax Acquisition-Related Costs of around $20 million in fiscal 2017, which primarily include the impact of contingent earnout payments, and to a lesser extent, integration-related activities. However, Acquisition-Related Costs could be significantly lower if contingent earnout payments related to the achievement of revenue targets will not be paid, as described in Note 10, "Fair Value Measurements."
Third Quarter Fiscal 2016 Items

	Three Months Ended March 26, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$713.0	$—	$—	$—	$713.0
SG&A expenses	578.7	9.4	—	8.1	561.2
Operating income	134.3	(9.4)	—	(8.1)	151.8
Provision for income taxes	15.3	(3.0)	—	(2.9)	21.2
Net income	112.5	(6.4)	—	(5.2)	124.1
Diluted net income per share	0.40	(0.02)	—	(0.02)	0.44
In the third quarter of fiscal 2016, the Company incurred charges as follows:
•Transformation and Other Actions - $9.4 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;
•Acquisition-Related Costs - $8.1 million total acquisition-related costs, of which $7.8 million primarily related to charges attributable to integration-related activities and contingent payments (of which $5.4 million is recorded within unallocated corporate expenses within the Coach brand, and $2.4 million is recorded within the Stuart Weitzman segment), and $0.3 million related to the limited life impact of purchase accounting, recorded within the Stuart Weitzman segment.
Total Transformation Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $17.5 million, negatively impacting net income by $11.6 million, or $0.04 per diluted share.
Summary – Third Quarter of Fiscal 2017
Net sales in the third quarter of fiscal 2017 decreased 3.7% to $995.2 million, due to decreased revenues from the Coach brand business. Excluding the effects of foreign currency, net sales decreased 3.4% or $35.2 million. Our gross profit decreased by 1.0% to $705.7 million during the third quarter of fiscal 2017. SG&A expenses decreased by 4.2% to $554.6 million in the third quarter of fiscal 2017. Excluding non-GAAP adjustments as described in the "GAAP to non-GAAP Reconciliation" herein, SG&A expenses decreased by 3.1% to $543.7 million.
Net income increased 8.7% in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, primarily due to an increase in operating income of $16.8 million, partially offset by an increase of $9.6 million in our provision for income taxes. Net income per diluted share increased 7.4% primarily due to higher net income. Excluding non-GAAP adjustments, net income and net income per diluted share increased 5.1% and 3.8%, respectively.
Currency Fluctuation Effects
The change in net sales for the third quarter of fiscal 2017 compared to fiscal 2016 has been presented both including and excluding currency fluctuation effects.

Net Sales
The following table presents net sales by reportable segment for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016:

	Three Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	April 1, 2017	March 26, 2016		April 1, 2017	March 26, 2016
	(dollars in millions)

North America	$474.2	$498.9	(5.0)%	47.6%	48.3%
International	429.5	448.2	(4.2)	43.2	43.4
Other(1)	11.6	6.8	70.6	1.2	0.6
Coach brand	$915.3	$953.9	(4.1)	92.0%	92.3%
Stuart Weitzman	79.9	79.2	1.1	8.0	7.7
Total net sales	$995.2	$1,033.1	(3.7)	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Net sales for the Coach brand decreased 4.1% or $38.6 million to $915.3 million. Excluding the unfavorable impact of foreign currency, net sales decreased 3.9%.
North America Net Sales decreased 5.0% or $24.7 million to $474.2 million in the third quarter of fiscal 2017, which was not materially impacted by changes in foreign currency. This decrease was driven by lower sales to wholesale customers of $16.4 million, which was due to the Company's deliberate and strategic decision to elevate the Coach brand’s positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017. Non-comparable store sales decreased by $23.3 million primarily due to the negative impact of the calendar shift that resulted from the 53rd week of fiscal 2016. These decreases were partially offset by higher comparable store sales, which increased by $13.6 million or 3.4%, due to higher conversion and transaction size. Our bricks and mortar comparable stores sales increased 3.3% despite the negative impact of the Easter holiday calendar shift. Comparable store sales measure sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. In certain instances, orders placed via the Internet may be fulfilled by a physical store; such sales are recorded by the physical store. Coach excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. North America comparable store sales are presented for the 13-weeks ending April 1, 2017 versus the analogous 13-weeks ended April 2, 2016 for comparability. Since the end of the third quarter of fiscal 2016, Coach closed a net 22 retail stores in North America.
International Net Sales decreased 4.2% or $18.7 million to $429.5 million in the third quarter of fiscal 2017. Excluding the favorable impact of foreign currency, net sales decreased 3.5% or $15.8 million. This constant currency change is primarily due to a decrease in the International and European Wholesale channels of $14.5 million due to timing of shipments and a decrease in Asia, primarily in South Korea, of $6.9 million due to the impact of lower comparable store sales. These decreases were partially offset by a net increase in Greater China of $4.0 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in tourist traffic. Since the end of the third quarter of fiscal 2016, we opened 12 net new stores, with four net new stores in mainland China, Hong Kong, Macau and Japan, and 8 net new stores in the other regions.
Stuart Weitzman Net Sales increased 1.1% or $0.7 million to $79.9 million in the third quarter of fiscal 2017, which was not materially impacted by changes in foreign currency. Stuart Weitzman had a $5.6 million increase in net retail sales due to the acquisition of the Stuart Weitzman Canadian distributor in the fourth quarter of fiscal 2016 and net store openings, partially offset by lower comparable store sales. This net increase was partially offset by a decrease in wholesale net sales of $3.2 million due to timing of shipments, as well as a decrease of $1.5 million due to the negative impact of the calendar shift that resulted from the 53rd week of fiscal 2016. Prior year wholesale net sales included shipments into the Canadian distributor. Since the end of the third quarter of fiscal 2016, Stuart Weitzman opened a net 7 new stores and acquired 14 stores associated with the acquisition of the Canadian distributor.

Gross Profit
Gross profit decreased 1.0% or $7.3 million to $705.7 million in the third quarter of fiscal 2017 from $713.0 million in the third quarter of fiscal 2016. Gross margin for the third quarter of fiscal 2017 was 70.9% as compared to 69.0% in the third quarter of fiscal 2016.
Gross profit for the Coach brand decreased 1.6% or $10.8 million to $656.0 million in the third quarter of fiscal 2017. Furthermore, gross margin for the Coach brand increased 180 basis points to 71.7% in the third quarter of fiscal 2017 from 69.9% in the third quarter of fiscal 2016. The year over year change in gross margin was favorably impacted by 20 basis points as a result of foreign currency rates.
North America Gross Profit decreased 4.6% or $14.3 million to $294.8 million in the third quarter of fiscal 2017. Gross margin increased 20 basis points to 62.2% in the third quarter of fiscal 2017 from 62.0% in the third quarter of fiscal 2016. Gross margin increased 20 basis points as a result of costing and product mix which was partially offset by promotional activity, particularly in the outlet channel. Gross margin was also favorably impacted by 10 basis points as a result of channel mix, directly attributable to the strategic decision to close select doors in the wholesale channel. These were increases partially offset by foreign currency-related impacts of 10 basis points.
International Gross Profit decreased 1.4% or $4.8 million to $333.2 million in the third quarter of fiscal 2017. Gross margin increased 220 basis points to 77.6% in the third quarter of fiscal 2017 from 75.4% in the third quarter of fiscal 2016. The year over year change in gross margin as a result of foreign currency rates was favorable by 50 basis points, primarily due to the Japanese Yen. Excluding the impact of foreign currency in each period, International gross margin increased 170 basis points. The increase in gross margin is due to a 70 basis point increase as a result of costing and product mix which was partially offset by promotional activity and the favorable effects of decreased duty costs which positively impacted gross margin by 60 basis points.
Corporate Unallocated Gross Profit increased $2.5 million to $16.5 million in the third quarter of fiscal 2017, primarily due to the impact of more favorable production variances when compared to the same period in the prior year.
Stuart Weitzman Gross Profit increased 7.7% or $3.5 million to $49.6 million during the third quarter of fiscal 2017. Gross margin increased 390 basis points to 62.1% in the third quarter of fiscal 2017 from 58.2% in the third quarter of fiscal 2016. The year over year change in gross margin as a result of foreign currency rates was favorable by 100 basis points, primarily due to the Euro. Excluding the impact of foreign currency, the increase in gross margin due to a shift in channel mix which favorably impacted gross margin by 120 basis points. The remaining increase is attributable to the impact of product mix and lower promotional activity.
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
SG&A expenses decreased 4.2% or $24.1 million to $554.6 million in the third quarter of fiscal 2017 as compared to $578.7 million in the third quarter of fiscal 2016. As a percentage of net sales, SG&A expenses decreased to 55.7% during the third quarter of fiscal 2017 as compared to 56.0% during the third quarter of fiscal 2016. Excluding non-GAAP adjustments of $10.9 million and $17.5 million in the third quarter of fiscal 2017 and fiscal 2016, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses decreased $17.5 million from the third quarter of fiscal 2016; and SG&A expenses as a percentage of net sales increased, to 54.6% in the third quarter of fiscal 2017 from 54.3% in the third quarter of fiscal 2016. The $17.5 million decrease is primarily due to reduced employee-related costs, offset by increased occupancy costs and increased SG&A expenses within the Stuart Weitzman segment to support the growth of the business.
Selling expenses were $380.4 million, or 38.2% of net sales, in the third quarter of fiscal 2017 compared to $375.1 million, or 36.3% of net sales, in the third quarter of fiscal 2016. The $5.3 million increase is primarily due to higher store-related costs in North America associated with the new Fifth Avenue flagship store and other modern luxury store renovation costs, and increases in Stuart Weitzman and Europe to support growth in the business, partially offset by decreases in Greater China primarily due to favorable foreign currency effects.
Advertising, marketing, and design costs were $63.2 million, or 6.4% of net sales, in the third quarter of fiscal 2017, compared to $70.5 million, or 6.8% of net sales, during the third quarter of fiscal 2016. The decrease was primarily due to lower costs for Coach brand marketing and advertising-related events.
Distribution and customer service expenses were $14.3 million, or 1.4% of net sales, in the third quarter of fiscal 2017, relatively in-line with third quarter fiscal 2016 expenses of $15.9 million, or 1.5% of net sales.
Administrative expenses were $96.7 million, or 9.7% of net sales, in the third quarter of fiscal 2017 compared to $117.2 million, or 11.3% of net sales, in the third quarter of fiscal 2016. Excluding non-GAAP adjustments of $10.9 million in the third quarter of fiscal 2017 and $17.5 million in the third quarter of fiscal 2016, administrative expenses were $85.8 million and $99.7 million, respectively, or 8.6% and 9.7% of net sales. The decrease is primarily due to reduced employee related costs, partially offset by higher corporate occupancy costs.
Operating Income
Operating income increased 12.5% or $16.8 million to $151.1 million in the third quarter of fiscal 2017 as compared to $134.3 million in the third quarter of fiscal 2016. Operating margin was 15.2% in the third quarter of fiscal 2017 as compared to 13.0% in the third quarter of fiscal 2016. Excluding non-GAAP adjustments of $10.9 million in the third quarter of fiscal 2017 and $17.5 million in the third quarter of fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 6.7% or $10.2 million to $162.0 million from $151.8 million in the third quarter of fiscal 2016; and operating margin was 16.3% in the third quarter of fiscal 2017 as compared to 14.7% in the third quarter of fiscal 2016.
The following table presents operating income by reportable segment for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016:

	Three Months Ended
	Operating Income		Variance
	April 1, 2017	March 26, 2016	Amount	%
	(millions)

North America	$115.5	$135.5	$(20.0)	(14.7)%
International	152.2	151.7	0.5	0.2
Other(1)	9.0	4.0	5.0	125.0
Corporate unallocated	(129.4)	(161.6)	32.2	(19.9)
Coach brand	$147.3	$129.6	$17.7	13.7%
Stuart Weitzman	3.8	4.7	(0.9)	(19.5)
Total operating income	$151.1	$134.3	$16.8	12.5%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Operating income for the Coach brand increased 13.7% or $17.7 million to $147.3 million in the third quarter of fiscal 2017. Furthermore, operating margin for the Coach brand increased 250 basis points to 16.1% in the third quarter of fiscal 2017 from 13.6% in the third quarter of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $156.5 million in the third quarter of fiscal 2017, resulting in an operating margin of 17.1%. This compared to Coach brand operating income of $144.4 million in the third quarter of fiscal 2016, or an operating margin of 15.1%.
North America Operating Income decreased 14.7% or $20.0 million to $115.5 million in the third quarter of fiscal 2017 reflecting the decrease in gross profit of $14.3 million, as well as higher SG&A expenses of $5.7 million. The increase in SG&A expenses was due to higher store-related costs for the new Fifth Avenue flagship store and depreciation costs as a result of stores that have been renovated since the third quarter of fiscal 2016. Operating margin decreased 270 basis points to 24.4% in the third quarter of fiscal 2017 from 27.1% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 290 basis points, partially offset by higher gross margin of 20 basis points.

International Operating Income increased 0.2% or $0.5 million to $152.2 million in the third quarter of fiscal 2017 primarily reflecting lower SG&A expenses of $5.3 million, partially offset by lower gross profit of $4.8 million. The decrease in SG&A expenses is primarily related to favorable foreign currency effects and reduced occupancy costs in Greater China, as well as lower employee related costs in international wholesale. Operating margin increased 150 basis points to 35.4% in fiscal 2017 from 33.9% during the same period in the prior year primarily due to higher gross margin of 220 basis points, and lower SG&A expenses, particularly selling expenses, as a percentage of net sales, which decreased by 60 basis points.
Corporate Unallocated Operating Loss decreased 19.9% or $32.2 million to $129.4 million in the third quarter of fiscal 2017 from $161.6 million in the third quarter of fiscal 2016. Excluding non-GAAP adjustments, unallocated operating loss decreased by $26.6 million to $120.2 million in the third quarter of fiscal 2017. This decrease is primarily related to reduced employee related costs, partially offset by higher corporate occupancy costs.
Stuart Weitzman Operating Income decreased 19.5% or $0.9 million to $3.8 million in the third quarter of fiscal 2017, resulting in an operating margin of 4.7%, compared to $4.7 million and 5.9%, respectively, in fiscal 2016. Excluding non-GAAP adjustments, Stuart Weitzman operating income totaled $5.5 million in the third quarter of fiscal 2017, resulting in an operating margin of 6.9%, compared to $7.4 million and 9.3%, respectively, in fiscal 2016. The decrease in operating margin is primarily due to higher SG&A expenses as a percentage of net sales, which increased to 55.2% in fiscal 2017 from 48.9% in fiscal 2016 due to increased investments in the growth of the business, particularly store-related costs for new store additions.
Provision for Income Taxes
The effective tax rate was 16.9% in the third quarter of fiscal 2017, as compared to 12.0% in the third quarter of fiscal 2016. Excluding non-GAAP adjustments, the effective tax rate was 17.5% in the third quarter of 2017, compared to 14.6% in the third quarter of fiscal 2016. The increase in our effective tax rate was primarily attributable to lower benefits received in the third quarter of fiscal 2017 from the expiration of certain statutes compared to the third quarter of fiscal 2016, partially offset by the geographic mix of earnings and the ongoing benefit of available foreign tax credits.
Net Income
Net income increased 8.7% or $9.7 million to $122.2 million in the third quarter of fiscal 2017 as compared to $112.5 million in the third quarter of fiscal 2016. Excluding non-GAAP adjustments, net income increased 5.1% or $6.2 million to $130.3 million in the third quarter of fiscal 2017. This increase was primarily due to higher operating income, partially offset by an increase in provision for income taxes.
Earnings per Share
Net income per diluted share increased 7.4% to $0.43 in the third quarter of fiscal 2017 as compared to $0.40 in the third quarter of fiscal 2016. Excluding non-GAAP adjustments, net income per diluted share increased 3.8% to $0.46 in the third quarter of fiscal 2017 from $0.44 in the third quarter of fiscal 2016, primarily due to higher net income.

FIRST NINE MONTHS FISCAL 2017 COMPARED TO FIRST NINE MONTHS FISCAL 2016
The following table summarizes results of operations for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	April 1, 2017		March 26, 2016		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,354.5	100.0%	$3,337.2	100.0%	$17.3	0.5%
Gross profit	2,326.6	69.4	2,268.6	68.0	58.0	2.6
SG&A expenses	1,732.2	51.6	1,731.9	51.9	0.3	—
Operating income	594.4	17.7	536.7	16.1	57.7	10.8
Interest expense, net	14.8	0.4	19.5	0.6	(4.7)	(24.0)
Provision for income taxes	140.3	4.2	138.2	4.1	2.1	1.5
Net income	439.3	13.1	379.0	11.4	60.3	15.9
Net income per share:
Basic	$1.57		$1.37		$0.20	14.8%
Diluted	$1.56		$1.36		$0.20	14.5%

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2017 and fiscal 2016 reflect the impact of the Operational Efficiency Plan, Acquisition-Related Costs and the Transformation Plan, as noted in the following tables. Refer to page 36 for further discussion on the Non-GAAP Measures.
First Nine Months of Fiscal 2017 Items

	Nine Months Ended April 1, 2017
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,326.6	$—	$—	$(0.6)	$2,327.2
SG&A expenses	1,732.2	—	17.2	20.9	1,694.1
Operating income	594.4	—	(17.2)	(21.5)	633.1
Provision for income taxes	140.3	—	(4.3)	(6.2)	150.8
Net income	439.3	—	(12.9)	(15.3)	467.5
Diluted net income per share	1.56	—	(0.05)	(0.05)	1.66
In the first nine months of fiscal 2017, the Company incurred pre-tax charges, as follows:

•	Operational Efficiency Plan - $17.2 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs; and

•
Acquisition-Related Costs - $21.5 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $20.7 million is primarily related to charges attributable to integration-related activities and contingent payments(of which $8.2 million of income is recorded within unallocated corporate expenses within the Coach brand and $12.5 million of charges is recorded within the Stuart Weitzman segment), and $0.8 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up and distributor relationships, all recorded within the Stuart Weitzman segment.

Total Operational Efficiency Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $38.1 million and increased cost of sales by $0.6 million, negatively impacting net income by $28.2 million, or $0.10 per diluted share.
First Nine Months of Fiscal 2016 Items

	Nine Months Ended March 26, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,268.6	$—	$—	$(0.9)	$2,269.5
SG&A expenses	1,731.9	35.9	—	28.3	1,667.7
Operating income	536.7	(35.9)	—	(29.2)	601.8
Provision for income taxes	138.2	(9.0)	—	(9.5)	156.7
Net income	379.0	(26.9)	—	(19.7)	425.6
Diluted net income per share	1.36	(0.10)	—	(0.07)	1.53
In the first nine months of fiscal 2016, the Company incurred charges as follows:
•Transformation and Other Actions - $35.9 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs and accelerated depreciation as a result of store renovations, within North America and select International stores;
•Acquisition-Related Costs - $29.2 million total acquisition-related costs, of which $22.2 million primarily related to charges attributable to integration-related activities and contingent payments (of which $15.2 million is recorded within unallocated corporate expenses within the Coach brand, and $7.0 million is recorded within the Stuart Weitzman segment), and $7.0 million related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset and inventory step-up, all recorded within the Stuart Weitzman segment.
Total Transformation Plan and Acquisition-Related Costs taken together increased the Company's SG&A expenses by $64.2 million and cost of sales by $0.9 million, negatively impacting net income by $46.6 million, or $0.17 per diluted share.
Summary – First Nine Months of Fiscal 2017
Net sales in the first nine months of fiscal 2017 increased 0.5% to $3.35 billion, primarily due to increased revenues from the Coach brand International and Stuart Weitzman businesses. There were no material effects from foreign currency. Our gross profit increased by 2.6% to $2.33 billion during the first nine months of fiscal 2017. SG&A expenses remained fairly consistent at $1.73 billion in the first nine months of fiscal 2017 when compared to prior year. Excluding non-GAAP adjustments as described in the "GAAP to non-GAAP Reconciliation" herein, SG&A expenses increased by 1.6% to $1.69 billion.
Net income increased 15.9% in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016, primarily due to an increase in operating income of $57.7 million, partially offset by an increase of $2.1 million in our provision for income taxes. Net income per diluted share increased 14.5% primarily due to higher net income. Excluding non-GAAP adjustments, net income and net income per diluted share increased 9.9% and 8.5%, respectively.
Currency Fluctuation Effects
The change in net sales for the first nine months of fiscal 2017 compared to fiscal 2016 has been presented both including and excluding currency fluctuation effects.

Net Sales
The following table presents net sales by reportable segment for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016:

	Nine Months Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	April 1, 2017	March 26, 2016		April 1, 2017	March 26, 2016
	(dollars in millions)

North America	$1,763.6	$1,790.9	(1.5)%	52.6%	53.7%
International	1,273.3	1,254.5	1.5	38.0	37.6
Other(1)	31.9	31.1	2.6	0.9	0.9
Coach brand	$3,068.8	$3,076.5	(0.3)	91.5%	92.2%
Stuart Weitzman	285.7	260.7	9.6	8.5	7.8
Total net sales	$3,354.5	$3,337.2	0.5	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Net sales for the Coach brand decreased 0.3% or $7.7 million to $3.07 billion. Excluding the favorable impact of foreign currency, net sales decreased 0.8%.
North America Net Sales decreased 1.5% or $27.3 million to $1.76 billion in the first nine months of fiscal 2017, which was not materially impacted by changes in foreign currency. This decrease was primarily driven by lower sales to wholesale customers of $50.6 million due to the Company's deliberate and strategic decision to elevate the Coach brand’s positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017. Non-comparable store sales decreased by $19.9 million primarily due to the negative impact of the calendar shift that resulted from the 53rd week of fiscal 2016 and the net impact of store openings and closures. These decreases were partially offset by higher comparable store sales, which increased by $42.1 million or 2.7% primarily due to higher conversion and increased transaction size in stores. Our bricks and mortar comparable stores sales increased 3.5%. Comparable store sales for the Internet business were impacted by an increase in Internet orders fulfilled by bricks and mortar locations in the second quarter of fiscal 2017. Since the end of the third quarter of fiscal 2016, Coach closed a net 22 retail stores in North America.
International Net Sales increased 1.5% or $18.8 million to $1.27 billion in the first nine months of fiscal 2017. Excluding the favorable impact of foreign currency, net sales increased 0.2% or $2.1 million. This constant currency change is primarily due to a net increase in Greater China of $19.2 million due to the impact of net new stores and positive comparable store sales in mainland China, partially offset by declines in Hong Kong and Macau due to a continued slowdown in tourist traffic, and an increase in net sales in Europe of $11.4 million due to an expanded store distribution network as well as positive comparable store sales. These increases were partially offset by a decrease in Japan of $12.7 million primarily due to decreased traffic, a decrease in the International and European Wholesale channels of $7.8 million due to timing of shipments and a decrease in Asia of $8.5 million primarily due to decreased comparable store sales in South Korea. Since the end of the third quarter of fiscal 2016, we opened 12 net new stores, with four net new stores in mainland China, Hong Kong, Macau and Japan, and 8 net new stores in the other regions.
Stuart Weitzman Net Sales increased 9.6% or $25.0 million to $285.7 million in the first nine months of fiscal 2017, which was not materially impacted by changes in foreign currency. Stuart Weitzman had a $33.2 million increase in net retail sales due to the acquisition of the Stuart Weitzman Canadian distributor in the fourth quarter of fiscal 2016, net store openings and positive comparable store sales. Wholesale net sales decreased by $6.7 million. Prior year wholesale net sales included shipments into the Canadian distributor. Since the end of the third quarter of fiscal 2016, Stuart Weitzman opened a net 7 new stores and acquired 14 stores associated with the acquisition of the Canadian distributor.
Gross Profit
Gross profit increased 2.6% or $58.0 million to $2.33 billion in the first nine months of fiscal 2017 from $2.27 billion in the first nine months of fiscal 2016. Gross margin for the first nine months of fiscal 2017 was 69.4% as compared to 68.0% in the first nine months of fiscal 2016.

Gross profit for the Coach brand increased 1.8% or $37.6 million to $2.15 billion in the first nine months of fiscal 2017. Furthermore, gross margin for the Coach brand increased 140 basis points to 70.1% in the first nine months of fiscal 2017 from 68.7% in the first nine months of fiscal 2016 with no material impact from changes in foreign currency.
North America Gross Profit decreased 0.6% or $6.3 million to $1.10 billion in the first nine months of fiscal 2017. Gross margin increased 60 basis points to 62.3% in the first nine months of fiscal 2017 from 61.7% in the first nine months of fiscal 2016. The increase in gross margin is due to a 30 basis point increase due to costing and product mix which was partially offset by promotional activity. The strategic decision to close select doors in the wholesale channel resulted in a 30 basis point favorable impact to gross margin due to a more favorable channel mix.
International Gross Profit increased 2.7% or $26.0 million to $973.6 million in the first nine months of fiscal 2017. Gross margin increased 100 basis points to 76.5% in the first nine months of fiscal 2017 from 75.5% in the first nine months of fiscal 2016. The year over year change in gross margin as a result of foreign currency rates was unfavorable by 10 basis points, primarily due to the Chinese Renminbi and Japanese Yen. Excluding the impact of foreign currency in each period, International gross margin increased 110 basis points. The increase in gross margin is primarily attributable to the favorable effects of decreased duty costs which positively impacted gross margin by 90 basis points, as well as a 20 basis point increase due to costing and product mix which was partially offset by promotional activity.
Corporate Unallocated Gross Profit increased $12.6 million to $48.2 million in the first nine months of fiscal 2017, primarily due to the impact of more favorable production variances when compared to the same period in the prior year.
Stuart Weitzman Gross Profit increased 13.0% or $20.4 million to $176.7 million during the first nine months of fiscal 2017. Gross margin increased 180 basis points to 61.8% in the first nine months of fiscal 2017 from 60.0% in the first nine months of fiscal 2016. Excluding the short-term impact of purchase accounting, Stuart Weitzman gross profit totaled $177.3 million and $157.2 million in the first nine months of fiscal 2017 and fiscal 2016, respectively, resulting in a gross margin of 62.0% and 60.3%, respectively. The increase in gross margin is primarily attributable to a shift in channel mix which favorably impacted gross margin by 180 basis points.
Selling, General and Administrative Expenses
SG&A expenses were $1.73 billion in the first nine months of fiscal 2017 and fiscal 2016. As a percentage of net sales, SG&A expenses decreased to 51.6% during the first nine months of fiscal 2017 as compared to 51.9% during the first nine months of fiscal 2016. Excluding non-GAAP adjustments of $38.1 million and $64.2 million in the first nine months of fiscal 2017 and fiscal 2016, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses increased $26.4 million from the first nine months of fiscal 2016; and SG&A expenses as a percentage of net sales increased, to 50.5% in the first nine months of fiscal 2017 from 50.0% in the first nine months of fiscal 2016, primarily due to the increased occupancy costs related to the Coach brand and increased SG&A and occupancy costs within the Stuart Weitzman segment to support the growth of the business.
Selling expenses were $1.19 billion, or 35.5% of net sales, in the first nine months of fiscal 2017 compared to $1.15 billion, or 34.6% of net sales, in the first nine months of fiscal 2016. The $40.0 million increase is primarily due to increases in Stuart Weitzman and Europe to support growth in the business, unfavorable foreign currency effects in Japan and higher store-related costs in North America associated with the new flagship store, partially offset by decreases in Greater China primarily due to favorable foreign currency effects.
Advertising, marketing, and design costs were $201.7 million, or 6.0% of net sales, in the first nine months of fiscal 2017, compared to $207.4 million, or 6.2% of net sales, during the first nine months of fiscal 2016. The slight decrease was primarily due to lower Coach brand advertising-related events, including lower costs associated with New York fashion week, partially offset by higher costs for Stuart Weitzman marketing.
Distribution and customer service expenses were $45.0 million, or 1.3% of net sales, in the first nine months of fiscal 2017, relatively in-line with first nine months fiscal 2016 expenses of $50.9 million, or 1.5% of net sales.
Administrative expenses were $293.5 million, or 8.7% of net sales, in the first nine months of fiscal 2017 compared to $318.7 million, or 9.5% of net sales, in the first nine months of fiscal 2016. Excluding non-GAAP adjustments of $38.1 million in the first nine months of fiscal 2017 and $64.2 million in the first nine months of fiscal 2016, administrative expenses were $255.4 million, or 7.6% of net sales, which is relatively in-line with the first nine months fiscal 2016 expenses of $254.5 million.
Operating Income
Operating income increased 10.8% or $57.7 million to $594.4 million in the first nine months of fiscal 2017 as compared to $536.7 million in the first nine months of fiscal 2016. Operating margin was 17.7% in the first nine months of fiscal 2017 as compared to 16.1% in the first nine months of fiscal 2016. Excluding non-GAAP adjustments of $38.7 million in the first nine months of fiscal 2017 and $65.1 million in the first nine months of fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 5.2% or $31.3 million to $633.1 million from $601.8 million in the first nine months of fiscal 2016; and operating margin was 18.9% in the first nine months of fiscal 2017 as compared to 18.0% in the first nine months of fiscal 2016.
The following table presents operating income by reportable segment for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016:

	Nine Months Ended
	Operating Income		Variance
	April 1, 2017	March 26, 2016	Amount	%
	(millions)

North America	$537.9	$555.4	$(17.5)	(3.1)%
International	401.7	389.5	12.2	3.3
Other(1)	24.5	16.5	8.0	48.5
Corporate unallocated	(391.9)	(455.4)	63.5	(13.9)
Coach brand	$572.2	$506.0	$66.2	13.1%
Stuart Weitzman	22.2	30.7	(8.5)	(27.8)
Total operating income	$594.4	$536.7	$57.7	10.8%

(1)	Operating income in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Operating income for the Coach brand increased 13.1% or $66.2 million to $572.2 million in the first nine months of fiscal 2017. Furthermore, operating margin for the Coach brand increased 220 basis points to 18.6% in the first nine months of fiscal 2017 from 16.4% in the first nine months of fiscal 2016, as described below. Excluding non-GAAP adjustments, Coach brand operating income totaled $597.6 million in the first nine months of fiscal 2017, resulting in an operating margin of 19.5%. This compared to Coach brand operating income of $557.1 million in the first nine months of fiscal 2016, or an operating margin of 18.1%.
North America Operating Income decreased 3.1% or $17.5 million to $537.9 million in the first nine months of fiscal 2017 reflecting higher SG&A expenses of $11.2 million and the decrease in gross profit of $6.3 million. The increase in SG&A expenses was primarily due to higher store related costs for the new Fifth Avenue flagship store and higher depreciation costs as a result of stores that have been renovated since the third quarter of fiscal 2016. This increase was partially offset by favorable employee related costs. Operating margin decreased 50 basis points to 30.5% in the first nine months of fiscal 2017 from 31.0% during the same period in the prior year due to higher SG&A expenses as a percentage of net sales of 110 basis points, partially offset by higher gross margin of 60 basis points.
International Operating Income increased 3.3% or $12.2 million to $401.7 million in the first nine months of fiscal 2017 primarily reflecting higher gross profit of $26.0 million, partially offset by higher SG&A expenses of $13.8 million. The increase in SG&A expenses is primarily related to unfavorable foreign currency effects in Japan, as well as increases in Europe to support growth in business, partially offset by decreases in Greater China primarily due to favorable foreign currency effects. Operating margin increased 40 basis points to 31.5% in fiscal 2017 from 31.1% during the same period in the prior year primarily due to higher gross margin of 100 basis points, partially offset by higher SG&A expenses, particularly selling expenses, as a percentage of net sales, which increased by 60 basis points.
Corporate Unallocated Operating Loss decreased 13.9% or $63.5 million to $391.9 million in the first nine months of fiscal 2017 from $455.4 million in the first nine months of fiscal 2016. Excluding non-GAAP adjustments, unallocated operating loss decreased by $37.8 million to $366.5 million in the first nine months of fiscal 2017. This decrease is primarily related to lower employee-related costs and timing of expenses, partially offset by higher occupancy costs.
Stuart Weitzman Operating Income decreased 27.8% or $8.5 million to $22.2 million in the first nine months of fiscal 2017, resulting in an operating margin of 7.8%, compared to $30.7 million and 11.8%, respectively in fiscal 2016. Excluding non-GAAP adjustments, Stuart Weitzman operating income totaled $35.5 million in the first nine months of fiscal 2017, resulting in an operating margin of 12.4%, compared to $44.7 million and 17.1%, respectively, in fiscal 2016. The decrease in operating margin is primarily due to higher SG&A expenses, particularly selling expenses, as a percentage of net sales, which increased to 49.6% in the first nine months of fiscal 2017 from 43.2% in the first nine months of fiscal 2016, due to increased investments in the growth of the business, particularly store-related and occupancy costs for two new flagship stores.

Provision for Income Taxes
The effective tax rate was 24.2% in the first nine months of fiscal 2017, as compared to 26.7% in the first nine months of fiscal 2016. Excluding non-GAAP adjustments, the effective tax rate was 24.4% in the first nine months of 2017, compared to 26.9% in the first nine months of fiscal 2016. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings, the favorable impact related to foreign equity compensation and the ongoing benefit of available foreign tax credits, partially offset by lower benefits from the expiration of certain statutes.
Net Income
Net income increased 15.9% or $60.3 million to $439.3 million in the first nine months of fiscal 2017 as compared to $379.0 million in the first nine months of fiscal 2016. Excluding non-GAAP adjustments, net income increased 9.9% or $41.9 million to $467.5 million in the first nine months of fiscal 2017. This increase was primarily due to higher operating income, a lower provision for income taxes, and decreased interest expense.
Earnings per Share
Net income per diluted share increased 14.5% to $1.56 in the first nine months of fiscal 2017 as compared to $1.36 in the first nine months of fiscal 2016. Excluding non-GAAP adjustments, net income per diluted share increased 8.5% to $1.66 in the first nine months of fiscal 2017 from $1.53 in the first nine months of fiscal 2016, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter and first nine months of fiscal 2017 and fiscal 2016 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan and Acquisition-Related Charges. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	April 1, 2017	March 26, 2016	Change
	(millions)

Net cash provided by operating activities	$530.0	$509.2	$20.8
Net cash provided by (used in) investing activities	562.5	(674.9)	1,237.4
Net cash used in financing activities	(550.2)	(304.6)	(245.6)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	0.1	(6.9)
Net increase (decrease) in cash and cash equivalents	$535.5	$(470.2)	$1,005.7
The Company’s cash and cash equivalents increased by $535.5 million in the first nine months of fiscal 2017 as compared to a decrease of $470.2 million in the first nine months of fiscal 2016, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $20.8 million due to higher net income of $60.3 million and higher non-cash charges of $35.5 million, partially offset by changes in operating assets and liabilities of $75.0 million.
The $75.0 million decline in changes in operating asset and liability balances was primarily driven by changes in accrued liabilities, inventories and other assets, partially offset by changes in accounts receivable. Accrued liabilities were a use of cash of $101.7 million in the first nine months of fiscal 2017 as compared to a use of cash of $38.3 million in the first nine months of fiscal 2016, primarily driven by changes in derivative positions due to foreign currency fluctuations, the timing of bond interest payments in conjunction with the term loan repayment and timing of payroll related payments. Inventories were a use of cash of $31.1 million in the first nine months of fiscal 2017 as compared to a source of cash of $21.1 million in the first nine months of fiscal 2016, primarily driven by increased inventory purchases. Other assets were a use of cash of $24.9 million in the first nine months of fiscal 2017 compared to a source of cash of $12.4 million in the first nine months of fiscal 2016, primarily related to higher estimated tax payments in fiscal 2017, partially offset by higher prepayments and tenant allowances in the prior year. Accounts receivable was a source of cash of $35.9 million in the first nine months of fiscal 2017 as compared to a use of cash of $47.2 million in the first nine months of fiscal 2016, primarily driven by a smaller build in receivables compared to prior year within North America wholesale due to the strategic actions.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $562.5 million in the first nine months of fiscal 2017 and a use of cash during the first nine months of fiscal 2016 of $674.9 million. The $1.24 billion increase in net cash provided by investing activities is primarily due to proceeds from the sale of the Company's investments in Hudson Yards of $680.6 million in the first nine months of fiscal 2017, the impact of net purchases of investments of $47.5 million in the first nine months of fiscal 2017, compared to net purchases of investments of $272.1 million in the first nine months of fiscal 2016 and net proceeds from the sale of our prior headquarters of $126.0 million in the first nine months of fiscal 2017. This increase is also due to the absence of an equity method investment in the first nine months of fiscal 2017 as compared to a $118.1 million investment in the first nine months of fiscal 2016, as well as decreased capital expenditures in the first nine months of fiscal 2017.
Net cash used in financing activities
Net cash used in financing activities was $550.2 million and $304.6 million in the first nine months of fiscal 2017 and fiscal 2016, respectively. The $245.6 million increase was primarily due to the repayment of long-term debt of $285.0 million during the first nine months of fiscal 2017, partially offset by proceeds from share-based awards of $40.7 million in the first nine months of fiscal 2017 as compared to $8.8 million in the first nine months of fiscal 2016.

Working Capital and Capital Expenditures
As of April 1, 2017, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity
	(millions)
Cash and cash equivalents(1)	$1,394.5	$—	$1,394.5
Short-term investments(1)	497.4	—	497.4
Non-current investments	104.4	—	104.4
Amended and Restated Credit Agreement(2)	700.0	—	700.0
4.250% Senior Notes(3)	600.0	600.0	—
International credit facilities	47.0	—	47.0
Total	$3,343.3	$600.0	$2,743.3

(1)
As of April 1, 2017, approximately 56% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S., we would be subject to applicable U.S. and foreign taxes.

(2)
In March 2015, the Company amended and restated its existing $700.0 million revolving credit facility (the "Revolving Facility") with certain lenders and JP Morgan Chase Bank, N.A. as the administrative agent, to provide for a five-year senior unsecured $300.0 million term loan (the “Term Loan”) and to extend the maturity date to March 18, 2020 (the "Amended and Restated Credit Agreement"). On August 3, 2016, the Company prepaid its outstanding borrowings under the Term Loan facility. There were no debt borrowings under the Revolving Facility for the first nine months of fiscal 2017 and fiscal 2016. The Amended and Restated Credit Agreement contains various covenants and customary events of default, including the requirement to maintain a maximum ratio of adjusted debt to consolidated EBITDAR, as defined in the agreement, of no greater than 4.0 as of the date of measurement. As of April 1, 2017, no known events of default have occurred. Refer to Note 9, "Debt," for further information on our existing debt instruments.

We believe that our Amended and Restated Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. As of April 1, 2017, there were 11 financial institutions participating in the facility, with no one participant maintaining a maximum commitment percentage in excess of 14%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “4.250% Senior Notes”). Furthermore, the indenture for the 4.250% Senior Notes contains certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of April 1, 2017, no known events of default have occurred. Refer to Note 9, "Debt," for further information on our existing debt instruments.
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
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding liquidity and capital resources. The Company expects total fiscal 2017 capital expenditures to be approximately $300 million.

Stuart Weitzman Acquisition
On May 4, 2015, the Company acquired all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to customary purchase price adjustments, as well as a potential earnout of up to $44.0 million based on the achievement of certain revenue targets. The agreement contains a catch-up provision that provides that if the revenue targets are missed in any one year but are surpassed in succeeding years then amounts for past years become due upon surpassing targets in succeeding years. The revenue targets were not achieved in calendar year 2015 or 2016. The total amount payable under the earnout will not exceed $44.0 million, and will be paid out in fiscal 2018 if targets are achieved. As previously disclosed, the revenue target for calendar 2017 is $425 million. Refer to Note 10, "Fair Value Measurements," for additional information about the contingent earnout agreement.
Kate Spade & Company Acquisition
On May 7, 2017, the Company entered into an Agreement and Plan of Merger with Kate Spade & Company and Chelsea Merger Sub Inc., a wholly owned subsidiary of Coach. Refer to Note 15, "Subsequent Event," herein for further information.
The Company intends to fund the acquisition through a combination of cash and cash equivalents, short-term investments as well as accessing financing options available to us in the credit and capital markets. Furthermore, on May 7, 2017, the Company entered into a bridge facility commitment letter pursuant to which Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. committed to provide up to $2.1 billion under a 364-day senior unsecured bridge term loan credit facility to finance the merger in the event that Coach has not issued senior unsecured notes and obtained term loans prior to the consummation of the merger.
Seasonality
Seasonality primarily impacts the Coach brand. Because Coach brand's products are frequently given as gifts, we experience seasonal variations in its net sales, operating cash flows and working capital requirements, primarily related to seasonal holiday shopping. During the first fiscal quarter, we build inventory for the holiday selling season.  In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December.  Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended April 1, 2017 are not necessarily indicative of that expected for the full fiscal 2017.  However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2016 10-K. As of April 1, 2017, there have been no material changes to any of the critical accounting policies.
As disclosed in our fiscal 2016 10-K, the Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. Furthermore, as previously disclosed, the fair value of the Stuart Weitzman brand reporting unit exceeded its carrying value by less than 20%, valued using the discounted cash flow method. Additionally, the percentage by which the fair value of the Stuart Weitzman brand indefinite-lived trademarks and trade names exceeded its carrying value was less than 5%, valued using the relief from royalty method. Several factors could impact the brand's ability to achieve future cash flows, including optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. While there was no impairment recorded in the three-month and nine-month periods ended April 1, 2017, given the small excess of fair value over the carrying value as noted above, if the net sales and profitability trends or market multiples further decline during the remainder of fiscal 2017 from those that were expected, it is possible that our annual impairment test could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The Company is exposed to transaction risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into foreign currency derivative contracts, primarily forward foreign currency exchange contracts. As of April 1, 2017 and July 2, 2016, derivative instruments designated as cash flow hedges with a notional amount of $141.6 million and $190.1 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. We do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of April 1, 2017.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Chinese Renminbi, the British Pound Sterling, the Singapore Dollar, and the New Taiwan Dollar. To manage the exchange rate risk related to these loans, the Company primarily enters into forward foreign currency exchange contracts. As of April 1, 2017 and July 2, 2016 the total notional values of outstanding derivative instruments designated as fair value hedges related to these loans were $92.0 million and $75.5 million, respectively.
The fair value of outstanding foreign currency derivative instruments included in Other current assets at April 1, 2017 and July 2, 2016 was $3.7 million and $0.6 million, respectively. The fair value of outstanding foreign currency derivative instruments included in current liabilities at April 1, 2017 and July 2, 2016 was $2.0 million and $11.1 million, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to the Revolving Facility (if utilized), the 4.250% Senior Notes and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under our Revolving Facility. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus an applicable margin or (b) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%). Furthermore, we are also exposed to changes in interest rates related to the fair value of our $600.0 million 4.250% Senior Notes. At April 1, 2017 and July 2, 2016, the fair value of the 4.250% Senior Notes was approximately $607 million and $622 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of April 1, 2017.
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
Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our growth strategy is acquisitions, such as our acquisition of Stuart Weitzman Holdings, LLC during fiscal 2015 and our recently announced agreement to acquire Kate Spade & Company, which is expected to occur in the third quarter of calendar 2017, subject to certain closing conditions. Our management team has and will consider growth strategies and expected synergies when considering any acquisition, and while we continually review potential acquisition opportunities, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
The integration process of any newly acquired company may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business, such as Stuart Weitzman and/or Kate Spade, and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

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
Our failure to successfully complete the integration of any acquired business, including Stuart Weitzman and/or Kate Spade, and any adverse consequences associated with future acquisition activities, could have an adverse effect on our business, financial condition and operating results.
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
The Company did not repurchase any shares during the third quarter of fiscal 2017. As of April 1, 2017, the Company had zero availability remaining in the stock repurchase program.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

2.1*	Agreement and Plan of Merger, dated as of May 7, 2017, by and among Coach, Inc., Kate Spade & Company and Chelsea Merger Sub, Inc.
10.1*	Employment Offer Letter, dated March 27, 2017, between Coach and Joshua Schulman
10.2*	Commitment Letter, dated May 7, 2017, among Coach, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A.
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH, INC.
(Registrant)

By:	/s/ Melinda Brown
Name:	Melinda Brown
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: May 10, 2017