Form 10-K
period 2017-07-01
COACH INC
filed 2017-08-18
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 1, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Coach, Inc. common stock held by non-affiliates as of December 31, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $9.7 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 4, 2017, the Registrant had 282,584,704 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III, Items 10 – 14

COACH, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "position," "believe," "seek," "see," "will," "would," "target", similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Coach, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements.
Coach, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

In this Form 10-K, references to “we,” “our,” “us,” "Coach" and the “Company” refer to Coach, Inc., including consolidated subsidiaries as of July 1, 2017 ("fiscal 2017"). Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand and references to the Company, Coach, we, our or us do not include Kate Spade & Company ("Kate Spade"). The fiscal year ended July 1, 2017 ("fiscal 2017") was a 52-week period, the fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period and the fiscal year ended June 27, 2015 (“fiscal 2015") was a 52-week period.
PART I
ITEM 1. BUSINESS
Coach, Inc. is a leading New York-based house of modern luxury accessories and lifestyle brands. The Coach brand was established in New York City in 1941, and has a rich heritage of pairing exceptional leathers and materials with innovative design. The Stuart Weitzman brand ("Stuart Weitzman") is a leader in women's designer footwear and is built upon the concept of crafting a beautifully-constructed shoe, merging fashion and function.
NARRATIVE DESCRIPTION OF COACH BRAND
The Coach brand is one of the most recognized fine accessories and modern luxury lifestyle brands in both North America and in targeted international markets. The Coach brand offers premium lifestyle accessories to an engaged customer base and provides consumers with fresh, compelling and innovative products that are extremely well made, at an attractive price. Our product offering uses a broad range of high quality leathers, fabrics and materials. In response to our customer’s demands for both fashion and function, the Coach brand offers updated styles and multiple product categories which address an increasing share of our customer’s accessory wardrobe. We present a sophisticated, modern and inviting environment to showcase our product assortment and reinforce a consistent brand positioning wherever our consumer may choose to shop. We utilize a flexible, cost-effective global sourcing model, in which independent manufacturers supply our products, allowing us to efficiently bring our broad range of products to market.
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
NARRATIVE DESCRIPTION OF STUART WEITZMAN BRAND
The Stuart Weitzman brand is a leading global women's premium footwear brand, with a strong opportunity for growth both within North America and international markets. The design team, under Mr. Giovanni Morelli, is responsible for conceptualizing and directing the design of all products, and works closely with its manufacturing partners, primarily in Spain, to construct a broad mix of footwear styles. These manufacturers in aggregate support a broad mix of materials and seasonal influx of new, fashion oriented styles, which allows the Stuart Weitzman brand to quickly meet marketplace demands and changing consumer preferences. Stuart Weitzman products, which substantially consist of footwear, are sold primarily within international locations through third party independent distributors, department stores in North America and within Stuart Weitzman directly operated stores and e-commerce in the United States, Europe and Canada.

GENERAL DEVELOPMENT OF BUSINESS
Founded in 1941, Coach Inc. was acquired by Sara Lee Corporation (“Sara Lee”) in 1985. In June 2000, the Company was incorporated in the state of Maryland. In October 2000, Coach was listed on the New York Stock Exchange and sold approximately 19.5% of the then outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach common stock.
The Company's international expansion strategy for the Coach brand has been to enter into joint ventures and distributor relationships to build market presence and capability. To further accelerate brand awareness, aggressively grow market share and to exercise greater control of our brand, Coach has historically acquired its partner’s interests.

•	In fiscal 2001, Coach Japan was initially formed as a joint venture with Sumitomo Corporation. In fiscal 2005, we purchased Sumitomo’s 50% interest in Coach Japan.

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
During fiscal 2015, the Company acquired Stuart Weitzman, a luxury women's footwear company, to complement its leadership position in premium handbags and accessories. The operating results of the Stuart Weitzman brand have been consolidated in the Company's operating results commencing on May 4, 2015. During the fourth quarter of fiscal 2016, the Company acquired the Stuart Weitzman Canadian retail distributor.
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of $2.4 billion. As a result, Kate Spade has become a wholly owned subsidiary of Coach, Inc. The combination of Coach, Inc. and Kate Spade & Company creates a leading luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations as well as solid financial acumen.
SEGMENTS
In fiscal 2017, the Company has three reportable segments:

•
North America, which is composed of Coach brand sales to consumers through stores, including the Internet, and sales to wholesale customers in North America. This segment represented 52.3% of Coach's total net sales in fiscal 2017.

•
International, which is composed of Coach brand sales to consumers through stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes Coach brand sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries. This segment represented 38.2% of total net sales in fiscal 2017.

•
Stuart Weitzman, which includes global sales generated by the Stuart Weitzman brand, primarily within international locations through independent distributors, department stores in North America and within Stuart Weitzman directly operated stores and e-commerce in the United States, Europe and Canada. This segment represented 8.3% of total net sales in fiscal 2017.

Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in other ancillary channels, licensing and disposition, and represented 1.2% of total net sales in fiscal 2017.
Coach Brand North America Segment
North America Retail Stores — Coach retail stores are located in both regional shopping centers and metropolitan areas throughout the U.S., Canada and Puerto Rico. The retail stores carry an assortment of products depending on their size, location and customer preferences. Our flagship stores, which offer the fullest expression of the Coach brand, are located in high-visibility locations.

In fiscal 2017, we have reduced the number of retail stores with a modest increase in total square footage, as we continue to optimize our real estate position. We expect to close approximately 10 North America retail stores in the fiscal year ending June 30, 2018. Furthermore, we expect to continue investing in the elevation of our existing store environments.
The change in the number of North America Coach retail stores and their total and average square footage is shown in the following table:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Retail stores	221	228	258
Net decrease vs. prior year	(7)	(30)	(74)
% decrease vs. prior year	(3.1)%	(11.6)%	(22.3)%
Retail square footage	664,382	659,376	728,833
Net increase (decrease) vs. prior year	5,006	(69,457)	(181,170)
% increase (decrease) vs. prior year	0.8%	(9.5)%	(19.9)%
Average square footage	3,006	2,892	2,825
North America Outlet Stores — Coach brand's outlet stores serve as an efficient means to sell manufactured-for-outlet product, including outlet exclusives, and to a lesser extent, discontinued retail inventory outside the retail channel. These stores operate under the Coach brand name and are positioned in established outlet centers that are generally in close proximity to major markets and Coach branded retail locations.
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
The change in the number of North America Coach outlet stores and their total and average square footage is shown in the following table:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Outlet stores	198	204	204
Net decrease vs. prior year	(6)	—	(3)
% decrease vs. prior year	(2.9)%	—%	(1.4)%
Outlet square footage	1,219,822	1,232,770	1,189,018
Net (decrease) increase vs. prior year	(12,948)	43,752	56,304
% (decrease) increase vs. prior year	(1.1)%	3.7%	5.0%
Average square footage	6,161	6,043	5,829
Internet — We view our www.coach.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Coach brand products directly to customers. With approximately 59 million unique visits to www.coach.com in fiscal 2017, our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. Our e-commerce programs also include our invitation-only outlet Internet sales site, where we have considerably reduced the number of promotional events since fiscal 2015.
North America Wholesale — The Coach brand began as a U.S. wholesaler to department stores and this channel continues to remain a part of our overall consumer reach. Today, we work closely with our partners to ensure a clear and consistent product presentation. We enhance our presentation through the creation of shop-in-shops with proprietary Coach brand fixtures within the department store environment. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely manage inventories in this channel given the current highly promotional environment at point-of-sale. We utilize automatic replenishment with major accounts in an effort to optimize inventory levels across wholesale doors.

As of July 1, 2017, Coach brand's products are sold in approximately 750 wholesale locations in the U.S. and Canada. Our wholesale partnerships include national and regional department stores including Macy's (including Bloomingdale's), Dillard's, Nordstrom, Lord & Taylor, The Bay, Saks 5th Ave, Bon Ton, Belk, Von Maur and Neiman Marcus. Coach products are also available on these customers' websites.
As of July 1, 2017 and July 2, 2016, we did not have any customers who individually accounted for more than 10% of the North America segment's total net sales.
Coach Brand International Segment
Our International Markets operate department store concession shop-in-shop locations and freestanding flagship, retail and outlet stores as well as e-commerce websites. Flagship stores, which offer the fullest expression of the Coach brand, are located in select high-visibility shopping districts.
We expect our International segment to reflect modest growth in store count over the next few years, particularly within mainland China and Europe.
The following table shows the number of international directly-operated locations and their total and average square footage:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Coach International:
Locations:	543	522	503
Net increase vs. prior year	21	19	28
% increase vs. prior year	4.0%	3.8%	5.9%
Square footage:	1,166,920	1,086,315	1,030,695
Net increase vs. prior year	80,605	55,620	111,700
% increase vs. prior year	7.4%	5.4%	12.2%
Average square footage	2,149	2,081	2,049
International Wholesale — Our international segment also includes sales to international wholesale distributors, authorized retailers and department stores throughout Europe and Japan. Travel retail represents the largest portion of our sales in this channel. However, we continue to drive growth by expanding our distribution to reach local consumers in new markets. Coach has developed relationships with a select group of distributors who sell Coach products through department stores and freestanding retail locations. Coach's current network of international distributors serve the following markets: Australia, Austria, Bahrain, Belgium, Brazil, Cambodia, Canada, Chile, Greater China, Colombia, Denmark, Dominican Republic, Finland, France, Germany, Greece, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, South Korea, Kuwait, Lebanon, Lithuania, Luxembourg, Malaysia, Mexico, Myanmar, Netherlands, New Zealand, Nigeria, Norway, Panama, Peru, Philippines, Poland, Portugal, Qatar, Russia, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, U.S. & Territories, Venezuela and Vietnam.
For locations not in freestanding stores, the Coach brand has created shop-in-shops and other image enhancing environments to increase brand appeal and stimulate growth. We will continue to seek opportunities for productivity improvements in this channel by opening larger image-enhancing locations, expanding existing stores and closing less productive stores. Coach's most significant international wholesale customers are the DFS Group, True Alliance, Al Tayer Insignia and Lotte Group. Coach's products are sold in approximately 800 international wholesale locations.
As of July 1, 2017 and July 2, 2016, we did not have any customers who individually accounted for more than 10% of the International segment's total net sales.
Stuart Weitzman Segment
The Stuart Weitzman brand is sold primarily through approximately 675 North America and international wholesale locations, as well as numerous independent third party distributors. Its most significant distributor and wholesale customers include Nordstrom, Bloomingdales, Saks, Neiman Marcus and Beijing Goodwill Trading Co. Furthermore, Stuart Weitzman products are also sold in freestanding flagship and retail stores in North America and Europe, and e-commerce websites.

The following table shows the number of Stuart Weitzman directly-operated locations and their total average square footage:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016(1)	June 27, 2015(2)
Stuart Weitzman:
Locations:	81	75	54
Net increase vs. prior year	6	21	—
% increase vs. prior year	8.0%	38.9%	—%
Square footage:	136,752	117,820	91,101
Net increase vs. prior year	18,932	26,719	—
% increase vs. prior year	16.1%	29.3%	—%
Average square footage	1,688	1,571	1,687

(1) Includes 14 retail stores related to our Canadian retail distributor acquisition in the fourth quarter of fiscal 2016.
(2) The Stuart Weitzman business was acquired by the Company in fiscal 2015.
We expect our Stuart Weitzman segment to reflect modest growth in new store count and square footage over the next few years as we grow our business domestically and internationally.
As of July 1, 2017, we did not have any customers who individually accounted for more than 10% of the Stuart Weitzman segment's total net sales.
See Note 15, "Segment Information", for more information about the Company's segments.
Other
Other, which is not a reportable segment, consists of sales generated by the Coach brand in other ancillary channels, licensing and disposition.
Licensing — In our worldwide licensing relationships, Coach takes an active role in the design process and controls the marketing and distribution of products under the Coach brand. Licensing revenue was $40.4 million and $29.7 million in fiscal 2017 and fiscal 2016, respectively. Our key licensing relationships as of July 1, 2017 are as follows:

		Date
Category	Partner	Introduction	Expiration
Eyewear	Luxottica	2012	2020
Watches	Movado	1998	2020
Fragrance	Interparfums	2015	2026
Products made under license are, in most cases, sold through all of the channels discussed above and, with the Company's approval, these licensees have the right to distribute products selectively through several other venues. These venues provide additional, yet controlled, exposure of our brands. Our licensing partners pay royalties on their net sales of our branded products. Such royalties currently comprise less than 1% of the Coach brand's total net sales. The licensing agreements generally give Coach the right to terminate the license if specified sales targets are not achieved.
Upon the expiration of the footwear license in June 2017, the Company brought all of the Coach brand women's footwear business in-house.

PRODUCTS
The following table shows net sales for each product category represented:

	Fiscal Year Ended
	July 1, 2017		July 2, 2016		June 27, 2015
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach brand:
Women's Handbags	$2,308.0	52%	$2,392.9	53%	$2,389.6	57%
Men's	808.0	18	725.7	16	680.4	16
Women's Accessories	721.0	16	721.6	16	709.4	17
Women's Other Products	277.7	6	306.9	7	369.2	9
Total Coach brand	$4,114.7	92%	$4,147.1	92%	$4,148.6	99%
Stuart Weitzman brand(1)	373.6	8	344.7	8	43.0	1
Total Net Sales	$4,488.3	100%	$4,491.8	100%	$4,191.6	100%

(1)	The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.
Women’s Handbags — Women’s handbag collections feature classically inspired designs as well as fashion designs. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.
Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases and belts), footwear, watches, sunglasses, novelty accessories and ready-to-wear.
Women’s Accessories — Women’s accessories include small leather goods, which complement our handbags, including wallets, money pieces, wristlets and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, sketchbooks, and portfolios), key rings and charms.
Women's Other Products (excluding the Stuart Weitzman brand) consist of the following:

•
Footwear — Footwear is distributed through select Coach retail stores, our Internet sales sites and U.S. department stores and military locations. Footwear sales are comprised primarily of women’s styles.

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

•
Eyewear — Luxottica Group SPA (“Luxottica”) has been Coach’s eyewear licensee since 2012. This collection is a collaborative effort that combines the Coach aesthetic for fashion accessories with the latest fashion directions, primarily in sunglasses. Our sunglasses are sold in retail stores and on our Internet sales sites, department stores worldwide, select sunglass retailers and optical retailers in major global markets.

•
Watches — Movado Group, Inc. (“Movado”) has been Coach's watch licensee since 1998 and has developed a distinctive collection of watches inspired primarily by women's collections. The Coach watch collection is currently sold in Coach retail stores and on our Internet sales sites, department stores worldwide, and select watch retailers in major global markets.

•
Fragrance — Interparfums SA ("Interparfums") has been Coach's fragrance licensee since 2015. Fragrance is distributed through Coach brand retail stores, our Internet sales sites, department and specialty stores worldwide, and select perfumeries in major global markets. Coach offers women's fragrance collections which include eau de perfume spray, eau de toilette spray, purse spray, and eau de parfum body cream.

DESIGN AND MERCHANDISING
Coach brand's design team, led by the Executive Creative Director, Stuart Vevers, and Stuart Weitzman brand's design team, led by Giovanni Morelli, are responsible for conceptualizing and directing the design of all products. Designers have access to the Company's extensive archives of product designs created since each brand's inception, which are a valuable resource for new product concepts. Our designers are also supported by a strong merchandising team that analyzes sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Merchandisers also manage the product life cycle to maximize sales and profitability across all channels. The product category teams, each comprised of design, merchandising/product development and sourcing specialists help each brand execute design concepts that are consistent with the brand's strategic direction.
Our design and merchandising teams also work in close collaboration with all of our licensing partners to ensure that the licensed products are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brands.
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
We engage in several consumer communication initiatives, including direct marketing activities and national, regional and local advertising. Total expenses attributable to the Company's marketing-related events in fiscal 2017 were $178.3 million, or approximately 4% of net sales, compared to $202.2 million in fiscal 2016, or approximately 5% of net sales.
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
As part of our direct marketing strategy, we use databases primarily consisting of approximately 45 million consumers in North America, approximately 18 million consumers in Asia and approximately 1 million consumers in Europe. Email contacts and direct mail pieces are an important part of our communication and are sent to selected consumers to stimulate consumer purchases and build brand awareness. Visitors to our e-commerce sites in the U.S., Canada, Japan, mainland China, the United Kingdom and South Korea provide an opportunity to increase the size of these databases, as well as point of sale transactions globally, except where restricted.
In fiscal 2017, Coach had informational websites in Mexico, Hong Kong, Korea, Malaysia, Singapore, Taiwan, France, Spain and Saudi Arabia, as well as a global informational website where customers from various other countries are directed. In addition, the Company utilizes and continues to explore digital technologies such as blogs and social media websites, including Twitter, Facebook, Instagram, Pinterest, WeChat and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
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
MANUFACTURING
Coach carefully balances its commitments to a limited number of “better brand” partners with demonstrated integrity, quality and reliable delivery. Our manufacturers are located in many countries, including Vietnam, mainland China, the Philippines, India, Thailand, Italy, Spain, Hong Kong, Myanmar and the United States. Coach continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the best cost and to mitigate the impact of manufacturing in inflationary markets. During fiscal 2017, the Coach brand had two vendors, both located in Vietnam, who individually provided over 10% of the brand's total units (or approximately 31% in the aggregate). During fiscal 2017, Stuart Weitzman had three vendors, all located in Spain, who individually provided over 10% of the brands total units (or approximately 42% in the aggregate).

Before partnering with a new vendor, the Company evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a recurring basis. We believe that our manufacturing partners are in material compliance with the Company’s integrity standards.
These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences.
Our raw material suppliers, independent manufacturers and licensing partners, must achieve and maintain high quality standards, which are an integral part of our identity. One of our keys to success lies in the rigorous selection of raw materials. We have longstanding relationships with purveyors of fine leathers and hardware. Although our products are manufactured by independent manufacturers, we maintain a strong level of oversight in the selection of the raw materials that are used in all of our products. Compliance with quality control standards is monitored through on-site quality inspections at independent manufacturing facilities.
We maintain control of the supply chain process from design through manufacture. We are able to do this by maintaining sourcing management offices in Vietnam, China, Hong Kong the Philippines, Singapore and Spain that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities.
DISTRIBUTION
In North America, the Company operates an 850,000 square foot distribution and consumer service facility in Jacksonville, Florida for Coach brand products. This automated facility uses a bar code scanning warehouse management system. Coach's distribution center employees use handheld scanners to read product bar codes, which allow them to more accurately process and pack orders, track shipments, manage inventory and generally provide excellent service to our customers. Coach brand products are primarily shipped to Coach retail stores and wholesale customers via express delivery providers and common carriers, and direct to consumers.
Outside of North America, the Company has established regional distribution centers through third-parties in Shanghai, China and Oldenzaal, The Netherlands for Coach brand products. The Company also operates local distribution centers through third-parties in Japan, China, Hong Kong, Macau, South Korea, Taiwan, Malaysia and Singapore for Coach brand products.
The Company operates local distribution centers through third-parties in the United States, Canada and Spain for Stuart Weitzman brand products.
INFORMATION SYSTEMS
The foundation of the Company's information systems is its Enterprise Resource Planning (“ERP”) system. Within the Coach brand, this integrated system supports finance and accounting, procurement, inventory control, sales and store replenishment. The system functions as a central repository for our transactional information. Complementing our current ERP system are several other solutions. The Company's data warehouse system summarizes the transaction information and provides a global platform for management reporting. The supply chain management systems support product development, procurement, inventory planning and reporting functions.
Under the Coach brand, in North America, product fulfillment is facilitated by our automated warehouse management system and electronic data interchange system, while the unique requirements of our Internet business are supported by Coach’s order management and e-commerce systems. Internationally, the Coach brand selectively relies on the warehouse and distribution systems owned by the third-parties that operate our international distributions centers. Additionally, our point-of-sale systems supports all in-store transactions, distributes management reporting to each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment.
Stuart Weitzman warehouse and distribution fulfillment is facilitated by the brand's warehouse management system in North America and Europe. Stuart Weitzman's retail point-of-sale system supports all in-store transactions, including daily management sales reporting, payroll, sales tax, and store inventory management.
As discussed further within Note 3, "Restructuring Activities," in the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model, including the replacing and updating our core technology platforms and the retirement of certain information systems. This project is a key area of focus and priority.
TRADEMARKS AND PATENTS
Coach owns all of the material worldwide trademark rights used in connection with the production, marketing, distribution and sale of all branded products for Coach, Stuart Weitzman and Kate Spade, which Coach acquired on July 11, 2017. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Coach also owns and maintains worldwide registrations for trademarks in all relevant classes of products in each of the countries in which all of its products are sold. Major trademarks include COACH, COACH NEW YORK, COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design, and Op Art C Design, COACH EST. 1941 and Designs, SW1, IN OUR SHOES, STUART WEITZMAN, KATE SPADE, kate spade new york, JACK SPADE, KATE SPADE SATURDAY, MARVELLA, MONET (international rights only) and TRIFARI. Coach is not dependent on any one particular trademark or design patent although Coach believes that the Coach, Stuart Weitzman and Kate Spade names are important for its business. In addition, Coach owns several design patents and utility patents for its branded products. Coach aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the Coach hotline and business partners around the world.
The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.
SEASONALITY
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
GOVERNMENT REGULATION
Most of Coach's imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. The Company is not materially restricted by quotas or other government restrictions in the operation of its business, however customs duties do represent a component of total product cost. To maximize opportunities, we operate complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, the Company operates a direct import business in many countries worldwide. As a result, the Company is subject to stringent government regulations and restrictions with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality and safety of the Company’s products. The Company maintains an internal global trade and customs organization to help manage its import/export activity.
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
EMPLOYEES
As of July 1, 2017, Coach, Inc. employed approximately 14,400 globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 7,700 and 3,900 were full time and part time employees, respectively, in the global retail field.
Coach believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See the Note 15, "Segment Information", presented in the Notes to the Consolidated Financial Statements for geographic information.

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
One component of our growth strategy is acquisitions, such as our acquisition of Stuart Weitzman Holdings, LLC during fiscal 2015 and our recent acquisition of Kate Spade & Company on July 11, 2017. Our management team has and will consider growth strategies and expected synergies when considering any acquisition, and while we continually review potential acquisition opportunities, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
The integration process of any newly acquired company may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business, such as Stuart Weitzman and Kate Spade, and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

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
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet.  We are required annually, or as facts and circumstances exist, to test goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in fiscal 2017, fiscal 2016 and fiscal 2015; however, we cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.
The successful execution of our operational efficiency and multi-year transformation initiatives is key to the long-term growth of our business.
During the fourth quarter of fiscal 2016, we announced a plan to enhance organizational efficiency, update core technology platforms and streamline the Company’s supply chain network. These initiatives were undertaken as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model. The charges under this plan began in the fourth quarter of fiscal 2016 and were substantially completed by the end of fiscal year 2017. There is no assurance these actions will be successful in achieving our intended results.
During the fourth quarter of fiscal 2014, we announced a multi-year strategic plan with the objective of transforming the brand and reinvigorating growth, which will enable the Company to return to 'best-in-class' profitability. Key operational and cost elements in order to fund and execute this plan included: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of our Coach brand, drive sales growth and promote our new strategy; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site. The Company's execution of these key operational and cost measures concluded during fiscal 2016. The Company believes that long-term growth will be realized through these transformational efforts over time. There is no assurance that such efforts will be successful in achieving long-term growth or changing the perception of the Company from an accessories brand to a global lifestyle brand.
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
We operate on a global basis, with approximately 46% of our net sales from the Coach and Stuart Weitzman brands coming from operations outside of United States. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•
political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as Brexit. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. has two years to complete these negotiations. Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees;

•
changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates;

•
compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, and other global anti-corruption laws, which in general concern the bribery of foreign public officials;

•	changes in tourist shopping patterns, particularly that of the Chinese consumer;

•	natural and other disasters;

•
changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions

•
changes to the U.S.'s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, trade sanctions, new or onerous trade restrictions, retaliatory tariffs, embargoes and other stringent government controls

Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
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
A decline in the volume of traffic to our stores could have a negative impact on our net sales.
The success of our retail stores located within malls and shopping centers may be impacted by (1) the location of the store within the mall or shopping center; (2) surrounding tenants or vacancies; (3) increased competition in areas where malls or shopping centers are located; (4) the amount spent on advertising and promotion to attract consumers to the mall; and (5) a shift towards online shopping resulting in a decrease in mall traffic. Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
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
In addition, we maintain e-commerce sites in the U.S., Canada, Japan, mainland China, South Korea and several throughout Europe and have plans for additional e-commerce sites in other parts of the world. Additionally, Coach has informational websites in various countries, as described in Item I, "Business." Our e-commerce programs also include an invitation-only Coach outlet flash sale site. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer viruses or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
The Company has embarked on a multi-year ERP implementation. The Company began implementation in fiscal 2017 and will continue in fiscal 2018 and fiscal 2019. If the execution of our plans falls short, our business, financial condition and results of operation could be materially adversely affected.
The success of our business depends on our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner.
We believe that the Coach brand, established over 75 years ago, is regarded as America's preeminent designer, producer, and marketer of fine accessories and gifts for women and men. We attribute the prominence of the Coach brand to the unique combination of our original American attitude and design, our heritage of fine leather goods and custom fabrics, our superior product quality and durability and our commitment to customer service. Furthermore, the Stuart Weitzman brand is viewed as a leading design house of women's luxury footwear within North America, with a strong opportunity for growth globally, and is built upon the idea of crafting a beautifully-constructed shoe, merging fashion and function. Any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted. Our success also depends in part on our ability to execute on our plans and strategies, including our operational efficiency initiatives and Transformation Plan. Even if our products, marketing campaigns and retail environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact our business, financial condition, and results of operations.

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

•
compliance with U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products and the FCPA, U.K. Bribery Act and other global anti-corruption laws, as applicable;

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
We do not own any of our retail store locations. We lease the majority of our stores under long-term, non-cancelable leases, which usually have initial terms ranging from five and ten years, often with renewal options. We believe that the majority of the leases we enter into in the future will likely be long-term and non-cancelable. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. If we determine that it is no longer economical to operate a retail store subject to a lease and decide to close it as we have done in the past and will do in the future, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on attracting, developing and retaining qualified employees, including key personnel.
The ability to successfully execute against our goals is heavily dependent on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by: our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Our operational efficiency initiatives as well as acquisitions and related integration activity may intensify this risk.
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
Our North American wholesale business comprised approximately 3% of total net sales for fiscal 2017. Continued fragmentation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. Despite our reduction in markdown allowances during fiscal 2017, such promotional activity could negatively impact our brands, which could affect our business, results of operations, and financial condition.
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
We are subject to income taxes in many jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may result in a settlement which differs from our original estimate. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. Further, proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates.
U.S. lawmakers are evaluating proposals for substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that would significantly impact U.S. taxation of corporations are under consideration, including elimination of the interest deduction, taxation of previously unrepatriated foreign earnings and reductions in the U.S. corporate tax rate. We cannot predict which, if any, of these proposals will be enacted into law or the resulting impact any such enactment will have on our financial results. However, if new legislation were enacted, it could have a material adverse effect on our financial condition and results of operations.

Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of the Company's common stock.
The Company's results are typically affected by seasonal trends. We have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year. Poor sales in the Company's second fiscal quarter would have a material adverse effect on its full year operating results and result in higher inventories. In addition, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
We rely on our licensing partners to preserve the value of our licenses and the failure to maintain such partners could harm our business.
The Coach brand currently has multi-year agreements with licensing partners for our eyewear, watches and fragrance products. See Item 1 - “Business - Products” for additional discussion of our licensing arrangements. In the future, we may enter into additional licensing arrangements. The risks associated with our own products also apply to our licensed products as well as unique problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant control over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the product categories where we have entered into such licensing arrangements. Further, while we believe that we could replace our existing licensing partners if required, our inability to do so for any period of time could materially adversely affect our revenues and harm our business.
We also may decide not to renew our agreements with our licensing partners.  For example, we did not renew our agreement with our prior footwear licensing partner when it expired in late fiscal 2017 and brought the category in-house. While we believe we have the infrastructure and systems in place to successfully bring this category in-house, we may face unexpected difficulties or costs in connection with this process or any future action to bring currently licensed categories in-house.
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
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of July 1, 2017, our consolidated indebtedness was approximately $1.6 billion. Subsequent to fiscal year 2017, we borrowed $1.1 billion in term loans. Together with our cash on hand and cash on hand at Kate Spade, along with the $1.0 billion of Senior Notes and $1.1 billion in term loans, we financed our acquisition of Kate Spade. We also have $600 million of additional senior unsecured notes outstanding and capacity to borrow up to $900 million of additional indebtedness under our undrawn revolving credit facility, which may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. These consequences and limitations could reduce the benefits we expect to achieve from the acquisition of Kate Spade or impede our ability to engage in future business opportunities or strategic acquisitions.
Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. In addition, our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook.

Provisions in the Company's charter, bylaws and Maryland law may delay or prevent an acquisition of the Company by a third party.
The Company's charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire the Company without the consent of our Board. The Company's charter permits a majority of its entire Board, without stockholder approval, to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue. In addition, the Company's Board may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although the Company's Board has no intention to do so at the present time, it could establish a class or series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the Company's common stock or otherwise be in the best interest of the Company's stockholders.
The Company's bylaws can only be amended by our Board. The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by the Company's Board or by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of giving notice and at the time of the meeting and has complied with the advance notice procedures of the Company's bylaws. Also, under Maryland law, business combinations, including, in certain circumstances specified in the statute, issuances of equity securities, between the Company and any person who beneficially owns, directly or indirectly, 10% or more of the Company's common stock or an affiliate of such person are prohibited for a five-year period, beginning on the date such person last becomes a 10% stockholder, unless exempted in accordance with the statute. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless some conditions are met or the business combination is exempted by the Company's Board.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key distribution, corporate and product development facilities as of July 1, 2017. The majority of the properties are leased, with the leases expiring at various times through 2036, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America distribution and customer service	850,000
New York, New York	Corporate, design, sourcing and product development	694,000
Carlstadt, New Jersey	Corporate offices	65,000
Tokyo, Japan	Coach Japan regional management	24,900
Shanghai, China	Coach Greater China (including Hong Kong, Macau, and mainland China) regional management	23,400
Hong Kong, China	Corporate regional management	20,300
Shanghai, China	Coach Asia regional management	17,700
Hong Kong, China	Coach sourcing and quality control	17,000(1)
Dongguan, China	Coach sourcing, quality control and product development	16,700
Alicante, Spain	Stuart Weitzman regional management, sourcing and quality control	13,000
London, U.K.	Coach Europe regional management	12,400
Fort Lauderdale, Florida	Stuart Weitzman corporate management	12,100
Seoul, South Korea	Corporate South Korea regional management	11,700
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	8,500
Ngee Ann City, Singapore	Coach Singapore regional management	7,600
Paris, France	Coach Europe regional management	6,900
Taipei City, Taiwan	Coach Taiwan regional management	6,400
Kuala Lumpur, Malaysia	Coach Malaysia regional management	4,500
Beijing, China	Coach Greater China regional management	2,800
Clark, Philippines	Coach sourcing and quality control	2,400

(1)	Represents a Coach-owned location.
As of July 1, 2017, the Company also occupied 221 Coach retail and 198 Coach outlet leased stores located in North America, 543 Coach-operated concession shop-in-shops within department stores, Coach retail and outlet stores in our international locations, and 81 Stuart Weitzman stores globally. These leases expire at various times through 2031. Coach considers these properties to be in generally good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Coach, Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “COH.” Coach’s Hong Kong Depositary Receipts have been listed on the Hong Kong Stock Exchange since December 2011 and the issuance from time-to-time of these Hong Kong Depositary Receipts has not been registered under the Securities Act, or with any securities regulatory authority of any state or other jurisdiction of the United States and is being made pursuant to Regulation S of the Securities Act. Accordingly, they may not be re-offered, resold, pledged or otherwise transferred in the United States or to, or for the account of, a “U.S. person” (within the meaning of Regulation S promulgated under the Securities Act), unless the securities are registered under the Securities Act or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, and hedging transactions involving the Hong Kong Depositary Receipts may not be conducted unless in compliance with the Securities Act. No additional common stock was issued, nor capital raised through this listing.
The following table sets forth, for the fiscal periods indicated, the high, low and closing prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Index.

	High	Low	Closing	Dividends Declared per Common Share
Fiscal 2017 Quarter ended:
October 1, 2016	$43.71	$34.55		$0.3375
December 31, 2016	38.86	34.07		0.3375
April 1, 2017	41.70	34.33		0.3375
July 1, 2017	47.76	38.47	$47.34	0.3375

Fiscal 2016 Quarter ended:
September 26, 2015	$35.98	$27.62		$0.3375
December 26, 2015	33.45	27.22		0.3375
March 26, 2016	39.95	30.06		0.3375
July 2, 2016	42.13	36.64	$40.73	0.3375
As of August 4, 2017, there were 3,964 holders of record of Coach’s common stock.
Any future determination to pay cash dividends will be at the discretion of Coach’s Board and will be dependent upon Coach’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2017, to be filed with the Securities and Exchange Commission (The “Proxy Statement”), is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the S&P 500 Stock Index and the “peer set" companies listed below over the five-fiscal-year period ending July 1, 2017, the last day of Coach’s most recent fiscal year. The graph assumes that $100 was invested on June 30, 2012 at the per share closing price in each of Coach’s common stock, the S&P 500 Stock Index and a peer set index tracking the peer group companies listed below, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Kate Spade & Company,

•	Abercrombie & Fitch Co., and

•	Michael Kors Holdings Limited

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
COH	$100.00	$99.80	$61.98	$67.33	$78.99	$94.99
Peer Set	$100.00	$142.87	$182.70	$208.95	$195.78	$194.52
S&P 500	$100.00	$120.60	$150.32	$164.41	$168.23	$197.92

ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended July 1, 2017 has been derived from Coach’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(1)(5)
	July 1, 2017	July 2, 2016(2)	June 27, 2015(3)	June 28, 2014(4)	June 29, 2013(4)
	(millions, except per share data)
Consolidated Statements of Income:
Net sales	$4,488.3	$4,491.8	$4,191.6	$4,806.2	$5,075.4
Gross profit	3,081.1	3,051.3	2,908.6	3,297.0	3,698.1
Selling, general and administrative ("SG&A") expenses	2,293.7	2,397.8	2,290.6	2,176.9	2,173.6
Operating income	787.4	653.5	618.0	1,120.1	1,524.5
Net income	591.0	460.5	402.4	781.3	1,034.4
Net income per share:
Basic	$2.11	$1.66	$1.46	$2.81	$3.66
Diluted	$2.09	$1.65	$1.45	$2.79	$3.61
Weighted-average basic shares outstanding	280.6	277.6	275.7	277.8	282.5
Weighted-average diluted shares outstanding	282.8	279.3	277.2	280.4	286.3
Dividends declared per common share	$1.350	$1.350	$1.350	$1.350	$1.238

Consolidated Percentage of Net Sales Data:
Gross margin	68.6%	67.9%	69.4%	68.6%	72.9%
SG&A expenses	51.1%	53.4%	54.6%	45.3%	42.8%
Operating margin	17.5%	14.5%	14.7%	23.3%	30.0%
Net income	13.2%	10.3%	9.6%	16.3%	20.4%

Consolidated Balance Sheet Data:
Working capital	$3,199.5	$1,346.2	$1,671.8	$1,042.1	$1,348.4
Total assets	5,831.6	4,892.7	4,666.9	3,663.1	3,531.9
Cash, cash equivalents and investments	3,158.7	1,878.0	1,931.8	1,353.1	1,332.2
Inventory	469.7	459.2	485.1	526.2	524.7
Total debt	1,579.5	876.2	890.4	140.5	1.0
Stockholders' equity	3,001.9	2,682.9	2,489.9	2,420.6	2,409.2

	Fiscal Year Ended(1)
	July 1, 2017	July 2, 2016(2)	June 27, 2015(3)	June 28, 2014(4)	June 29, 2013(4)
Store Data:
Stores open at fiscal year-end:
North America retail stores	221	228	258	332	351
North America outlet stores	198	204	204	207	193
Coach International	543	522	503	475	409
Stuart Weitzman stores	81	75	54	—	—
Total stores open at fiscal year-end	1,043	1,029	1,019	1,014	953

Store square footage at fiscal year-end:
North America retail stores	664,382	659,376	728,833	910,003	952,422
North America outlet stores	1,219,822	1,232,770	1,189,018	1,132,714	982,202
Coach International	1,166,920	1,086,315	1,030,695	918,995	768,567
Stuart Weitzman stores	136,752	117,820	91,101	—	—
Total store square footage at fiscal year-end	3,187,876	3,096,281	3,039,647	2,961,712	2,703,191

Average store square footage at fiscal year-end:
North America retail stores	3,006	2,892	2,825	2,741	2,713
North America outlet stores	6,161	6,043	5,829	5,472	5,089
Coach International	2,149	2,081	2,049	1,935	1,879
Stuart Weitzman stores	1,688	1,571	1,687	—	—

(1)	The Company’s fiscal year ends on the Saturday closest to June 30. Fiscal year 2017 was a 52-week year. Fiscal year 2016 was a 53-week year. Fiscal years 2015, 2014 and 2013 were each 52-week years.

(2)	The Company acquired the Stuart Weitzman Canada distributor in the fourth quarter of fiscal 2016 (which included the impact of an additional 14 retail stores).

(3)	The Company acquired Stuart Weitzman in the fourth quarter of fiscal 2015.

(4)	The Company acquired its international businesses from its former distributors as follows: fiscal 2014 — the remaining 50% interest in Europe; fiscal 2013 — Malaysia and South Korea.

(5)
For all fiscal years presented below, the Company recorded certain items which affect the comparability of our results. See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2017, fiscal 2016, and fiscal 2015. During fiscal 2014, the Company recorded adjustments in cost of sales and SG&A expenses of $82.2 million and $49.3 million, respectively, related to inventory and fleet related costs, including impairment, accelerated depreciation and severance related to store closures. During fiscal 2013, the Company recorded adjustments in SG&A expenses and cost of sales of $48.4 million and $4.8 million, respectively, related to the strategic reassessment of the Reed Krakoff business, streamlining our organizational model and reassessing the fleet of our retail stores and inventories. The following table reconciles the Company's reported results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") to our adjusted results that exclude these items:

				Net Income
Fiscal 2017	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,081.1	$2,293.7	$787.4	$591.0	$2.09
Excluding Non-GAAP Adjustments	2.9	(22.3)	25.2	18.3	0.06
Adjusted: (Non-GAAP Basis)	$3,084.0	$2,271.4	$812.6	$609.3	$2.15

				Net Income
Fiscal 2016	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,051.3	$2,397.8	$653.5	$460.5	$1.65
Excluding Non-GAAP Adjustments	1.1	(122.0)	123.1	91.2	0.33
Adjusted: (Non-GAAP Basis)	$3,052.4	$2,275.8	$776.6	$551.7	$1.98

				Net Income
Fiscal 2015	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$2,908.6	$2,290.6	$618.0	$402.4	$1.45
Excluding Non-GAAP Adjustments	9.7	(160.8)	170.5	128.8	0.47
Adjusted: (Non-GAAP Basis)	$2,918.3	$2,129.8	$788.5	$531.2	$1.92

				Net Income
Fiscal 2014	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,297.0	$2,176.9	$1,120.1	$781.3	$2.79
Excluding Non-GAAP Adjustments	82.2	(49.3)	131.5	88.3	0.31
Adjusted: (Non-GAAP Basis)	$3,379.2	$2,127.6	$1,251.6	$869.6	$3.10

				Net Income
Fiscal 2013	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,698.1	$2,173.6	$1,524.5	$1,034.4	$3.61
Excluding Non-GAAP Adjustments	4.8	(48.4)	53.2	32.6	0.11
Adjusted: (Non-GAAP Basis)	$3,702.9	$2,125.2	$1,577.7	$1,067.0	$3.73

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of Coach’s financial condition and results of operations should be read together with Coach’s consolidated financial statements and notes thereto, included elsewhere in this document. When used herein, the terms “Company,” "Coach," “we,” “us” and “our” refer to Coach, Inc., including consolidated subsidiaries. Unless the context requires otherwise, references to the "Coach brand" do not include the Stuart Weitzman brand and references to the "Stuart Weitzman brand" do not include the Coach brand and references to the Company, Coach, we, our or us do not include Kate Spade & Company ("Kate Spade").
EXECUTIVE OVERVIEW
The fiscal year ended July 1, 2017 was a 52-week period, the fiscal year ended July 2, 2016 was a 53-week period and the fiscal year ended June 27, 2015 was a 52-week period.
Coach, Inc. is a leading New York-based house of modern luxury accessories and lifestyle brands. The Coach brand was established in New York City in 1941, and has a rich heritage of pairing exceptional leathers and materials with innovative design. Coach, Inc. acquired Stuart Weitzman, a leader in women's designer footwear, during the fourth quarter of fiscal 2015.
Coach, Inc. operates in three segments:

•	North America - The North America segment includes sales of Coach brand products to customers through Coach-operated stores, including the Internet, and sales to wholesale customers in North America.

•
International - The International segment includes sales of Coach brand products to customers through Coach-operated stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries.

•
Stuart Weitzman - The Stuart Weitzman segment includes global sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores, including the Internet, in the United States, Canada and Europe.

Other, which is not a reportable segment, consists of sales and expenses generated by the Coach brand other ancillary channels, licensing and disposition.
As the Company's business model is based on multi-channel and brand global distribution, our success does not depend solely on the performance of a single channel or geographic area.
We are focused on driving long-term growth and profitability through the following key initiatives:
Build an infrastructure to support future growth initiatives

•	Through the acquisition of Kate Spade, we created the first New York-based house of modern luxury lifestyle brands, defined by authentic, distinctive products and fashion innovation.

•	Create an agile and scalable business model to support sustainable/future growth for a multi-brand Coach, Inc.
Drive brand relevance

•	Continue to evolve the Coach brand across the key consumer touchpoints of product, stores and marketing.

•	Reinvigorate growth and brand relevance through our differentiated positioning, which combines our history of heritage and craftsmanship with Stuart Vevers's modern creative vision.

•	Raise brand awareness and increase market share for the Stuart Weitzman brand globally, building upon the company's strong momentum and core brand equities of fusing fashion with fit.
Grow our business internationally

•	Continue to increase the Coach brand's penetration internationally.

•	Support the development of the Stuart Weitzman brand, particularly in Asia.

Harness the power of the digital world

•	Continue to accelerate the development of our digital programs and capabilities world-wide, reflecting the change in consumer shopping behavior globally.
Recent Developments
Kate Spade Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of approximately $2.4 billion. The combination of Coach, Inc. and Kate Spade & Company creates a leading luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations as well as solid financial acumen.
Strategic Repositioning of Coach Brand in North America Department Stores
In the beginning of fiscal 2017, the Company implemented a deliberate and strategic decision to elevate the Coach brand's positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors during fiscal 2017.
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan will be recorded within SG&A expenses, and was substantially completed by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. The remaining charges under this plan approximate $10-15 million which will be incurred in fiscal 2018.
Refer to Note 3, "Restructuring Activities" and "GAAP to Non-GAAP Reconciliation" for further information.
Transformation Plan
During the fourth quarter of fiscal 2014, Coach, Inc. announced a multi-year strategic plan with the objective of transforming the Coach brand and reinvigorating growth (the "Transformation Plan"). Key operational and cost measures of the Transformation Plan included: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of the Coach brand, drive sales growth and promote our new strategy, which started in fiscal 2015; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site, which began in fiscal 2014. The Company's execution of these key operational and cost measures was concluded during fiscal 2016, and we believe that long-term growth will be realized through these transformational efforts over time.
Refer to Note 3, "Restructuring Activities" and "GAAP to Non-GAAP Reconciliation" for further information.
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
Political and economic instability or changing macroeconomic conditions that exist in our major markets have further contributed to this uncertainty, including the potential impact of (1) new policies that may be implemented by the U.S. presidential administration and government, particularly with respect to tax and trade policies or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as “Brexit.” On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. has two years to complete these negotiations. Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees.
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
Certain limited and recent factors within the U.S., including an improvement in the labor and housing markets and modest growth in overall consumer spending, suggest a potential moderate strengthening in the U.S. economic outlook. It is still, however, too early to understand what kind of sustained impact this will have on consumer discretionary spending. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our outlook. Several organizations that monitor the world's economy, including the International Monetary Fund, are projecting slightly accelerated economic strengthening with modest overall global growth for the remainder of calendar 2017 but caution that there is considerable uncertainty surrounding the underlying assumptions of the forecast.
We will continue to monitor these trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
Furthermore, refer to Part I, Item 1 - "Business" for additional discussion on our expected store openings and closures within each of our segments. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A - "Risk Factors" included in this Annual Report on Form 10-K.

FISCAL 2017 COMPARED TO FISCAL 2016
The following table summarizes results of operations for fiscal 2017 compared to fiscal 2016. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	July 1, 2017		July 2, 2016		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,488.3	100.0%	$4,491.8	100.0%	$(3.5)	(0.1)%
Gross profit	3,081.1	68.6	3,051.3	67.9	29.8	1.0
SG&A expenses	2,293.7	51.1	2,397.8	53.4	(104.1)	(4.3)
Operating income	787.4	17.5	653.5	14.5	133.9	20.5
Interest expense, net	28.4	0.6	26.9	0.6	1.5	5.5
Income before provision for income taxes	759.0	16.9	626.6	14.0	132.4	21.1
Provision for income taxes	168.0	3.7	166.1	3.7	1.9	1.2
Net income	591.0	13.2	460.5	10.3	130.5	28.3
Net income per share:
Basic	$2.11		$1.66		$0.45	27.0%
Diluted	$2.09		$1.65		$0.44	26.7%

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2017 and 2016 reflect the impact of the Operational Efficiency Plan, Stuart Weitzman and Kate Spade Acquisition-Related Costs and the Transformation Plan, as noted in the following tables. Refer to page 44 for further discussion on the Non-GAAP Measures.

COACH, INC.

GAAP TO NON-GAAP RECONCILIATION
For the Years Ended July 1, 2017 and July 2, 2016

	July 1, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Stuart Weitzman Acquisition-Related Costs	Kate Spade Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,081.1	$—	$(2.9)	$—	$3,084.0
SG&A expenses	2,293.7	24.0	(9.1)	7.4	2,271.4
Operating income	787.4	(24.0)	6.2	(7.4)	812.6
Income before provision for income taxes	759.0	(24.0)	6.2	(16.9)	793.7
Provision for income taxes	168.0	(8.3)	(1.5)	(6.6)	184.4
Net income	591.0	(15.7)	7.7	(10.3)	609.3
Diluted net income per share	2.09	(0.05)	0.03	(0.04)	2.15

	July 2, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Stuart Weitzman Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,051.3	$—	$—	$(1.1)	$3,052.4
SG&A expenses	2,397.8	44.1	43.9	34.0	2,275.8
Operating income	653.5	(44.1)	(43.9)	(35.1)	776.6
Income before provision for income taxes	626.6	(44.1)	(43.9)	(35.1)	749.7
Provision for income taxes	166.1	(10.7)	(10.3)	(10.9)	198.0
Net income	460.5	(33.4)	(33.6)	(24.2)	551.7
Diluted net income per share	1.65	(0.12)	(0.12)	(0.09)	1.98
Fiscal 2017 Items
In fiscal 2017 the Company recorded pre-tax adjustments as follows:

•
Operational Efficiency Plan - Total charges of $24.0 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs. The Company expects that the remaining charges under this plan will approximate $10-15 million and will be incurred in fiscal 2018. Refer to the "Executive Overview" herein and Note 3, "Restructuring Activities," for further information regarding this plan.

•	Stuart Weitzman Acquisition-Related Costs - Total income of $6.2 million, primarily related to:

◦
Income of $26.8 million was recorded within the Coach brand as corporate unallocated expense in SG&A expenses. This includes the reversal of an accrual of $35.2 million related to estimated contingent purchase price payments which are not expected to be paid, partially offset by integration-related costs of $8.4 million.

◦	Integration charges of $17.7 million were recorded in SG&A expenses and $2.9 million was recorded to cost of sales within the Stuart Weitzman brand.

•
Kate Spade Acquisition-Related Costs - Total charges of $16.9 million, of which $9.5 million is related to bridge financing fees and recorded in interest expense and $7.4 million is related to professional fees, all of which were recorded in corporate unallocated expenses within the Coach brand.

These actions taken together increased the Company's SG&A expenses by $22.3 million and cost of sales by $2.9 million, negatively impacting net income by $18.3 million, or $0.06 per diluted share.
Fiscal 2016 Items
In fiscal 2016 the Company incurred pre-tax charges as follows:

•
Transformation and Other Actions - $44.1 million under our Coach brand Transformation Plan primarily due to organizational efficiency costs, lease termination charges and accelerated depreciation as a result of store renovations within North America and select International stores.

•	Operational Efficiency Plan - $43.9 million primarily related to organizational efficiency costs and, to a lesser extent, network optimization costs.

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

Summary - Fiscal 2017
Net sales in fiscal 2017 decreased slightly by 0.1% to $4.49 billion, with no material impact from foreign currency. Net sales in fiscal 2016 includes the favorable impact of the 53rd week in fiscal 2016, which resulted in incremental net sales of $84.4 million. Excluding the impact of the 53rd week in fiscal 2016, net sales increased by $80.9 million or 1.8%. Gross profit increased by 1.0% to $3.08 billion during fiscal 2017 as compared to $3.05 billion in fiscal 2016. SG&A expenses decreased by 4.3% to $2.29 billion in fiscal 2017. Excluding non-GAAP charges, SG&A expenses decreased by 0.2% to $2.27 billion.
Net income increased 28.3% in fiscal 2017 as compared to fiscal 2016, primarily due to an increase in operating income of $133.9 million. Net income per diluted share increased 26.7% to $2.09, primarily due to higher net income. Excluding non-GAAP charges, net income and net income per diluted share increased 10.4% and 9.1%, respectively. The impact of the 53rd week in fiscal 2016 contributed approximately $0.07 to net income per diluted share.
Currency Fluctuation Effects
The change in net sales in fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
The following table presents net sales by reportable segment for fiscal 2017 compared to fiscal 2016:

	Fiscal Year Ended
	Total Net Sales		Rate of Change	Percentage of Total Net Sales
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
	(millions)
North America	$2,349.5	$2,397.1	(2.0)%	52.3%	53.4%
International	1,715.2	1,704.0	0.7	38.2	37.9
Other(1)	50.0	46.0	8.7	1.2	1.0
Coach brand	$4,114.7	$4,147.1	(0.8)	91.7%	92.3%
Stuart Weitzman	373.6	344.7	8.4	8.3	7.7
Total net sales	$4,488.3	$4,491.8	(0.1)	100.0%	100.0%

(1)	Net sales in the Other category, which is not a reportable segment, consists of sales generated by the Coach brand other ancillary channels, licensing and disposition.
Net sales for the Coach brand decreased 0.8% or $32.4 million in fiscal 2017 as compared to fiscal 2016, as described below. Net sales for the Coach brand was not materially impacted by foreign currency. Excluding the impact of the 53rd week in fiscal 2016, net sales increased 1.1%.
North America Net Sales decreased 2.0% or $47.6 million to $2.35 billion in fiscal 2017, which was not materially impacted by changes in foreign currency. Excluding the impact of the 53rd week of $43.7 million in fiscal 2016, net sales decreased by $3.9 million. This decrease was primarily driven by lower sales to wholesale customers of $56.3 million due to the Company's strategic decision to elevate the Coach's brand positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017 and a decrease in non-comparable store sales of $9.1 million primarily due to the impact of net store closures. These decreases were offset by higher comparable store sales, which increased by $64.2 million or 3.1% primarily due to higher conversion. Our bricks and mortar comparable store sales increased 3.8%. Comparable store sales measure sales performance at stores that have been opened for at least 12 months and include sales from the Internet. In certain instances, orders placed via the Internet may be fulfilled by a physical store; such sales are recorded by the physical store. Comparable store sales have not been adjusted for store expansions. North America comparable store sales are presented for the 52-weeks ending July 1, 2017 versus the analogous 52-weeks ended July 2, 2016 for comparability. Since the end of fiscal 2016, North America closed a net 13 stores.
International Net Sales increased 0.7% or $11.2 million to $1.72 billion in fiscal 2017. Excluding the favorable impact of foreign currency, primarily within Japan, net sales increased $5.7 million or 0.3%. Fiscal 2016 included net sales of $32.1 million as a result of the 53rd week. This $5.7 million increase is primarily due to an increase in net sales in Europe of $23.3 million due to positive comparable store sales as well as an expanded store distribution network and an increase in Greater China of $20.8 million due to the impact of net new stores and positive comparable store sales in mainland China. These increases were partially offset by a decrease in Japan of $23.7 million and in South Korea of $11.5 million primarily due to decreased store traffic in these regions. Since the end of fiscal 2016, we opened a net 21 stores, primarily in Europe and mainland China.
Stuart Weitzman Net Sales increased $28.9 million to $373.6 million in fiscal 2017, which was not materially impacted by changes in foreign currency. Fiscal 2016 included net sales of $7.4 million as a result of the 53rd week. This increase was primarily due to $35.2 million in the retail channel due to the acquisition of the Stuart Weitzman Canadian distributor in the fourth quarter of fiscal 2016, positive comparable store sales and net store openings. This was partially offset by lower wholesale net sales of $7.0 million. Prior year wholesale net sales included shipments into the Canadian distributor. Since the end of the fiscal 2016, Stuart Weitzman opened a net 6 new stores.
Gross Profit
Gross profit increased 1.0% or $29.8 million to $3.08 billion in fiscal 2017 from $3.05 billion in fiscal 2016. Gross margin for fiscal 2017 was 68.6% as compared to 67.9% in fiscal 2016. Excluding Non-GAAP charges of $2.9 million in fiscal 2017 and $1.1 million in fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 1.0% or $31.6 million to $3.08 billion from $3.05 billion in fiscal 2016, and gross margin was 68.7% in fiscal 2017 as compared to 68.0% in fiscal 2016, an increase of 70 basis points.
Gross profit for the Coach brand increased slightly by 0.2% or $6.1 million to $2.86 billion in fiscal 2017. Excluding the 53rd week in fiscal 2016, gross profit increased by $55.1 million. Gross margin for the Coach brand increased 70 basis points to 69.4% in fiscal 2017 from 68.7% in fiscal 2016, which was not materially impacted by the year over year change in foreign currency rates.
North America Gross Profit decreased 1.7% or $25.0 million to $1.45 billion in fiscal 2017. Gross margin increased 20 basis points to 61.9% in fiscal 2017 from 61.7% in fiscal 2016. Fiscal 2016 gross profit included $26.1 million attributable to the 53rd week. The increase in gross margin is due to favorable channel mix as a result of wholesale door closures and to a lesser extent, improved costing and product mix which was offset by promotional activity.
International Gross Profit increased 1.4% or $17.7 million to $1.30 billion in fiscal 2017. Excluding the impact of the 53rd week in fiscal 2016, gross profit increased $40.8 million. Gross margin increased 50 basis points to 76.0% in fiscal 2017 from 75.5% in fiscal 2016. Foreign currency positively impacted gross margin by 10 basis points, primarily due to the Japanese Yen offset by the Chinese Renminbi. Excluding the impact of foreign currency, International gross margin increased 40 basis points. This increase was due to favorable effects of decreased duty costs.
Corporate Unallocated Gross Profit increased $7.8 million to $59.8 million in fiscal 2017 from $52.0 million in fiscal 2016, primarily due to the impact of favorable inventory production variances partially offset by higher inventory reserves and royalty payments.
Stuart Weitzman Gross Profit increased 11.7% or $23.7 million to $226.1 million in fiscal 2017. Gross profit in the 53rd week of fiscal 2016 was $4.0 million. Gross margin increased 180 basis points to 60.5% in fiscal 2017 from 58.7% in fiscal 2016. The increase in gross margin is primarily attributable to a shift in channel mix.
Selling, General and Administrative Expenses
SG&A expenses are comprised of four categories: (i) selling; (ii) advertising, marketing and design; (iii) distribution and customer service; and (iv) administrative. Selling expenses include store employee compensation, occupancy costs, supply costs, wholesale and retail account administration compensation globally and Coach international operating expenses. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations, special events and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
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
SG&A expenses decreased 4.3% or $104.1 million to $2.29 billion in fiscal 2017 as compared to $2.40 billion in fiscal 2016. As a percentage of net sales, SG&A expenses decreased to 51.1% during fiscal 2017 as compared to 53.4% during fiscal 2016. Excluding non-GAAP adjustments of $22.3 million in fiscal 2017 and $122.0 million in fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses decreased 0.2% or $4.4 million from fiscal 2016; and SG&A expenses as a percentage of net sales remained relatively consistent at 50.6% in fiscal 2017 compared to 50.7% in fiscal 2016.

Selling expenses were $1.60 billion, or 35.7% of net sales, in fiscal 2017 compared to $1.57 billion, or 35.1% of net sales, in fiscal 2016. This $29.6 million increase is primarily due to a $24.6 million increase attributable to the Stuart Weitzman segment, primarily due to increased store investments.
Advertising, marketing, and design costs were $261.6 million, or 5.8% of net sales, in fiscal 2017, compared to $285.7 million, or 6.4% of net sales, during fiscal 2016. This was primarily due to a decrease of $26.8 million attributable to lower costs for Coach brand advertising related events, including lower costs associated with promotional events and New York fashion week, partially offset by higher Stuart Weitzman marketing costs.
Distribution and customer service expenses were $60.2 million, or 1.3% of net sales in fiscal 2017, consistent with fiscal 2016 expenses of $67.7 million, or 1.5% of net sales.
Administrative expenses were $367.9 million, or 8.2% of net sales, in fiscal 2017 compared to $469.9 million, or 10.5% of net sales, during fiscal 2016. Excluding non-GAAP adjustments of $22.3 million in fiscal 2017 and $122.0 million in fiscal 2016, administrative expenses were $345.6 million, or 7.7% of net sales, in fiscal 2017 and $347.9 million, or 7.7% of net sales, in fiscal 2016. The decrease was primarily due to lower employee related costs and litigation costs.
Operating Income
Operating income increased 20.5% or $133.9 million to $787.4 million during fiscal 2017 as compared to $653.5 million in fiscal 2016. Operating margin increased to 17.5% as compared to 14.5% in fiscal 2016. Excluding non-GAAP adjustments of $25.2 million in fiscal 2017 and $123.1 million in fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 4.6% or $36.0 million to $812.6 million from $776.6 million in fiscal 2016; and operating margin was 18.1% in fiscal 2017 as compared to 17.3% in fiscal 2016.
The following table presents operating income by reportable segment for fiscal 2017 compared to fiscal 2016:

	Fiscal Year Ended
	Operating Income		Variance
	July 1, 2017	July 2, 2016	Amount	%
	(millions)

North America	$697.0	$737.3	$(40.3)	(5.5)%
International	535.9	512.7	23.2	4.5
Other(1)	31.4	22.9	8.5	37.1
Corporate unallocated	(497.5)	(651.9)	154.4	23.7
Coach brand	$766.8	$621.0	$145.8	23.5%
Stuart Weitzman	20.6	32.5	(11.9)	(36.6)
Total operating income	$787.4	$653.5	$133.9	20.5%

(1)	Operating income in the Other category, which is not a reportable segment, consists of Coach brand sales generated in other ancillary channels, licensing and disposition.
Operating income for the Coach brand increased 23.5% or $145.8 million to $766.8 million in fiscal 2017. Furthermore, operating margin for the Coach brand increased 360 basis points to 18.6% in fiscal 2017 when compared to fiscal 2016. Excluding non-GAAP adjustments, Coach brand operating income totaled $771.4 million in fiscal 2017, resulting in an operating margin of 18.7%, compared to Coach brand operating income of $728.4 million in fiscal 2016, or an operating margin of 17.6%.
North America Operating Income decreased 5.5% or $40.3 million to $697.0 million in fiscal 2017, reflecting the decrease in gross profit of $25.0 million and higher SG&A expenses of $15.3 million. The increase in SG&A expenses was due to higher occupancy costs, primarily due to the 5th Avenue store, as well as higher depreciation expense. Operating margin decreased 110 basis points to 29.7% in fiscal 2017 from 30.8% during the same period in the prior year due to higher SG&A expense as a percentage of net sales of 130 basis points, partially offset by higher gross margin of 20 basis points.
International Operating Income increased 4.5% or $23.2 million to $535.9 million in fiscal 2017, primarily reflecting an increase in gross profit of $17.7 million and lower SG&A expenses of $5.5 million. The decrease in SG&A expenses is primarily related to reduced marketing and occupancy costs in Greater China, as well as lower employee related costs in international wholesale, partially offset by unfavorable foreign currency effects in Japan and increased occupancy costs in Europe to support the growth of the business. Operating margin increased 110 basis points to 31.2% in fiscal 2017 from 30.1% during the same period in the prior year primarily due to lower overall SG&A as a percentage of net sales of 60 basis points and increased gross margin of 50 basis points.
Corporate Unallocated Operating Expense decreased $154.4 million to $497.5 million in fiscal 2017, a decrease of 23.7% from $651.9 million in fiscal 2016. This decrease was primarily attributable to lower non-GAAP charges incurred by the Company in fiscal 2017 as compared to fiscal 2016, as discussed in the "GAAP to Non-GAAP Reconciliation" herein. Excluding non-GAAP adjustments, unallocated operating expenses decreased by $51.7 million to $492.8 million. This decrease is primarily due to lower employee costs related to headcount and litigation costs, partially offset by higher occupancy costs.
Stuart Weitzman Operating Income decreased $11.9 million to $20.6 million in fiscal 2017, resulting in an operating margin of 5.5%, compared to an operating income of $32.5 million in fiscal 2016. Excluding non-GAAP adjustments as discussed in the "GAAP to Non-GAAP Reconciliation" herein, which reflect acquisition and integration-related costs, Stuart Weitzman operating income totaled $41.2 million in fiscal 2017, resulting in an operating margin of 11.0%. This compared to Stuart Weitzman operating income of $48.2 million in fiscal 2016, resulting in an operating margin of 14.0%.
Provision for Income Taxes
The effective tax rate was 22.1% in fiscal 2017, as compared to 26.5% in fiscal 2016. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, the effective tax rate was 23.2% in fiscal 2017, as compared to 26.4% in fiscal 2016. The decrease in our effective tax rate was primarily attributable to the geographical mix of earnings and the U.S. income earned on foreign investments.
Net Income
Net income increased 28.3% or $130.5 to $591.0 million in fiscal 2017 as compared to $460.5 million in fiscal 2016. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, net income increased 10.4% or $57.5 million to $609.3 million in fiscal 2017 from $551.7 million in fiscal 2016. This increase was primarily due to higher operating income.
Earnings per Share
Net income per diluted share increased 26.7% to $2.09 in fiscal 2017 as compared to $1.65 in fiscal 2016. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, net income per diluted share increased 9.1% or $0.17 to $2.15 in fiscal 2017 from $1.98 in fiscal 2016, due to higher net income. The impact of the 53rd week in fiscal 2016 contributed approximately $0.07 to net income per diluted share.
FISCAL 2016 COMPARED TO FISCAL 2015
The following table summarizes results of operations for fiscal 2016 compared to fiscal 2015. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	July 2, 2016		June 27, 2015		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,491.8	100.0%	$4,191.6	100.0%	$300.2	7.2%
Gross profit	3,051.3	67.9	2,908.6	69.4	142.7	4.9
SG&A expenses	2,397.8	53.4	2,290.6	54.6	107.2	4.7
Operating income	653.5	14.5	618.0	14.7	35.5	5.7
Interest expense, net	26.9	0.6	6.4	0.2	20.5	NM
Income before provision for income taxes	626.6	14.0	611.6	14.6	15.0	2.5
Provision for income taxes	166.1	3.7	209.2	5.0	(43.1)	(20.6)
Net income	460.5	10.3	402.4	9.6	58.1	14.4
Net Income per share:
Basic	$1.66		$1.46		$0.20	13.7%
Diluted	$1.65		$1.45		$0.20	13.6%
NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during fiscal 2016 and 2015 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan and Acquisition-Related Costs, as noted in the following tables. Refer to page 44 for a discussion on the Non-GAAP Measures.

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
Fiscal 2016 Items
In fiscal 2016, the Company incurred pre-tax charges as follows:

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

•
Acquisition-Related Costs - $24.6 million total acquisition-related costs, of which $17.1 million primarily related to consulting and legal costs related to the acquisition of Stuart Weitzman Holdings LLC, as well as costs attributable to contingent payments related to the acquisition (of which $15.8 million was recorded within unallocated corporate expenses within the Coach brand and $1.3 million was recorded within the Stuart Weitzman segment, resulting in a decrease in operating income of $15.8 million and $1.3 million, respectively), and $7.5 million was related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the inventory step-up and order backlog asset, all recorded within the Stuart Weitzman segment resulting in a $7.5 million decrease in operating income.

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
NM - Not meaningful

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
The following table presents operating income by reportable segment for fiscal 2016 compared to fiscal 2015:

	July 2, 2016	June 27, 2015	Variance
			Amount	%
	(millions)
North America	$737.3	$820.5	$(83.2)	(10.1)%
International	512.7	480.6	32.1	6.7
Other(1)	22.9	30.1	(7.2)	(23.9)
Corporate unallocated	(651.9)	(708.6)	56.7	(8.0)
Coach brand	$621.0	$622.6	$(1.6)	(0.3)%
Stuart Weitzman	32.5	(4.6)	37.1	NM
Total operating income	$653.5	$618.0	$35.5	5.7%
NM - Not meaningful

(1)	Operating income in the Other category, which is not a reportable segment, consists of Coach brand sales generated in licensing and disposition channels.
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

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in fiscal 2017, fiscal 2016 and fiscal 2015 reflect certain items, including the impact of the Transformation Plan, the Operational Efficiency Plan and Acquisition-Related Charges. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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
FINANCIAL CONDITION
Cash Flows - Fiscal 2017 Compared to Fiscal 2016

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	Change
	(millions)
Net cash provided by operating activities	$853.8	$758.6	$95.2
Net cash provided by (used in) investing activities	593.0	(810.0)	1,403.0
Net cash provided by (used in) financing activities	369.5	(384.9)	754.4
Effect of exchange rate changes on cash and cash equivalents	(2.4)	3.5	(5.9)
Net increase (decrease) in cash and cash equivalents	$1,813.9	$(432.8)	$2,246.7
The Company’s cash and cash equivalents increased by $1.81 billion in fiscal 2017 compared to a decrease of $432.8 million in fiscal 2016, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $95.2 million primarily due to higher net income of $130.5 million and higher non-cash charges of $98.5 million, partially offset by changes in operating assets and liabilities of $133.8 million.

The $133.8 million decline in changes in our operating asset and liability balances was primarily driven by changes in other liabilities, accrued liabilities and inventories, partially offset by changes in accounts payable and other assets. Other liabilities were a use of cash of $53.4 million in fiscal 2017 compared to a source of cash of $49.5 million in fiscal 2016, primarily driven by changes in tax liabilities (including the expiration of statutes during the quarter), partially offset by higher store-related liabilities in fiscal 2016. Accrued liabilities were a use of cash of $50.1 million in fiscal 2017 as compared to a source of cash of $30.1 million in fiscal 2016, primarily driven by changes in derivative positions due to foreign currency fluctuations and timing of other operating payments. Inventories were a use of cash of $20.0 million in fiscal 2017 as compared to a source of cash of $40.7 million in fiscal 2016, primarily driven by increased inventory purchases. Accounts payable were a source of cash of $8.4 million in fiscal 2017 as compared to a use of cash in fiscal 2016 of $48.4 million, primarily driven by timing of inventory payments and other expenses. Other assets were a source of cash of $48.0 million in fiscal 2017 as compared to a use of cash of $6.3 million in fiscal 2016, primarily driven by lower prepaid assets when compared to prior year.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $593.0 million in fiscal 2017 compared to a use of cash of $810.0 million in fiscal 2016. The $1.40 billion increase in net cash was primarily due to proceeds from the sale of the Company's equity method investment in Hudson Yards of $680.6 million in fiscal 2017, the impact of net cash proceeds from maturities and sales of investments of $67.7 million in fiscal 2017, compared to net purchases of investments of $238.8 million in fiscal 2016. This increase is also due to the absence of an equity method investment in fiscal 2017 as compared to a $140.3 million investment in fiscal 2016. Furthermore, in fiscal 2017, the Company received proceeds from the sale of its prior headquarters of $126.0 million. The Company spent $283.1 million on capital expenditures in fiscal 2017 as compared to $396.4 million in fiscal 2016.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $369.5 million in fiscal 2017 as compared to a use of cash of $384.9 million in fiscal 2016. This net increase of $754.4 million was primarily due to the net proceeds of the issuance of Senior Notes in fiscal 2017 of $997.2 million, partially offset by the repayment of long-term debt of $285.0 million.
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
Working Capital and Capital Expenditures
As of July 1, 2017, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(2)	$2,672.9	$—	$2,672.9
Short-term investments(2)	410.7	—	410.7
Non-current investments	75.1	—	75.1
Revolving Credit Facility(1)(3)	900.0	—	900.0
Term Loans(1)	1,100.0	—	1,100.0
3.000% Senior Notes due 2022(4)	400.0	400.0	—
4.250% Senior Notes due 2025(4)	600.0	600.0	—
4.125% Senior Notes due 2027(4)	600.0	600.0	—
Total	$6,758.7	$1,600.0	$5,158.7

(1)
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility" and collectively with the Term Loan Facilities, the "Facility"). Subsequent to fiscal 2017 year end, in connection with the acquisition of Kate Spade, the Company borrowed $800.0 million under the six-month term loan credit facility and $300.0 million under the three-year term loan credit facility for a total of $1.1 billion. Refer to Note 20, "Subsequent Events" for further information.

(2)
As of July 1, 2017, approximately 39% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

(3)
On May 30, 2017, the Revolving Credit Facility replaced the Company's previously existing revolving credit facility agreement under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility at fiscal year end. Refer to Note 10, "Debt" for further information on our existing debt instruments.

(4)
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due April 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company's ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company's assets. As of July 1, 2017, no known events of default have occurred. Refer to Note 10, "Debt" for further information on our existing debt instruments.

We believe that our Revolving Credit Facility and Term Loans are adequately diversified with no undue concentrations in any one financial institution. As of July 1, 2017, there were 13 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a combined maximum commitment percentage in excess of 13%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the foreseeable future, our plans for acquisitions, further business expansion and restructuring-related initiatives. We expect total capital expenditures to be in the area of $325 million in fiscal 2018. Future events, such as acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Kate Spade Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of approximately $2.4 billion. As a result, Kate Spade has become a wholly owned subsidiary of Coach, Inc. The combination of Coach, Inc. and Kate Spade & Company creates a leading luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations as well as solid financial acumen.
Stuart Weitzman Acquisition
On May 4, 2015, pursuant to the terms of the purchase agreement dated January 5, 2015, the Company acquired all of the equity interests of Stuart Weitzman Intermediate LLC, a luxury footwear company and the parent of Stuart Weitzman Holdings, LLC, from Topco for an aggregate payment of approximately $531.1 million in cash, subject to a potential earnout of up to $44.1 million of cash based on achievement of certain revenue targets. The company does not expect to achieve these revenue targets. As of July 1, 2017, the Company recorded a reversal of $35.2 million as there is no payout expected.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.

Contractual and Other Obligations
Firm Commitments
As of July 1, 2017, the Company's contractual obligations are as follows:

	Total	Fiscal 2018	Fiscal 2019 – 2020	Fiscal 2021 – 2022	Fiscal 2023 and Beyond
	(millions)
Capital expenditure commitments	$78.0	$47.7	$22.7	$7.6	$—
Inventory purchase obligations	167.5	167.5	—	—	—
Operating leases	2,458.7	295.4	512.4	400.0	1,250.9
Debt repayment	1,600.0	—	—	400.0	1,200.0
Interest on outstanding debt	514.0	46.4	124.5	124.5	218.6
Other	6.0	2.6	3.4	—	—
Total	$4,824.2	$559.6	$663.0	$932.1	$2,669.5
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $118.2 million as of July 1, 2017, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at July 1, 2017 as these items will be paid within one year, certain long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plan.
On May 7, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kate Spade & Company and Chelsea Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of Coach (the “Merger Sub”). Pursuant to the Merger Agreement, on May 26, 2017, Merger Sub commenced an all-cash tender offer to acquire all of Kate Spade's outstanding shares of common stock, par value $1.00 per share, at a purchase price of $18.50 per share. The Company completed its acquisition on July 11, 2017. The purchase price was approximately $2.4 billion, which was funded by a combination of Senior Notes, Term Loan Facilities and cash on hand. The purchase price and Term Loan Facilities are excluded from the above table, as they occurred subsequent to July 1, 2017. Refer to the Working Capital and Capital Expenditures table above for more information on the Term Loan Facilities and Senior Notes.
The Company currently estimates that it will incur costs in the range of $150 - $200 million related to Kate Spade integration in fiscal 2018, which include severance, store closure costs and inventory realignment. The Company continues to fully develop its integration plan. Of these costs, the Company expects to incur approximately $60 million of severance and other costs related to agreements with certain Kate Spade executives. This amount is excluded from the above table, as these contractual obligations were created subsequent to July 1, 2017.
The Company also expects to incur costs of approximately $45 million of acquisition-related expenses, which is excluded from the above table, as these contractual obligations were created subsequent to July 1, 2017.
Refer to Note 7, "Acquisitions" and Note 20, "Subsequent Events" for further information.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit and bank guarantees of $9.0 million as of July 1, 2017, primarily serving to collateralize our obligation to third parties for insurance claims, leases and material used in product manufacturing. These letters of credit expire at various dates through 2039.
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
Retail store and concession-based shop-in-shop revenues are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and internet revenues are also reduced by an estimate for returns at the time of sale.
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
At July 1, 2017, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At July 1, 2017, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.
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
Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trademarks and trade names, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, and along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the relief from royalty method, respectively, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates, royalty rates and growth rates.
The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill allocated to that reporting unit.

Determination of the fair value of a reporting unit and intangible asset is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions, which may include projected future cash flows, discount rates, royalty rates, growth rates, and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2017, fiscal 2016 or fiscal 2015 as the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. Furthermore, given the recency of our Stuart Weitzman acquisition, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived trademarks and trade names exceeded their respective carrying values of $267.0 million and $156.0 million respectively, by approximately 20%. Several factors could impact the Stuart Weitzman brand's ability to achieve future cash flows, including the optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2018 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2017 net income.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, Coach Japan, Coach Canada and Stuart Weitzman enter into forward currency contracts, primarily forward currency contracts. As of July 1, 2017 and July 2, 2016, forward currency contracts designated as cash flow hedges with a notional amount of $146.9 million and $126.7 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of July 1, 2017.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Chinese Renminbi, the British Pound Sterling and the Singapore Dollar. To manage the exchange rate risk related to these loans, the Company primarily enters into forward currency contracts. As of July 1, 2017 and July 2, 2016, the total notional values of outstanding forward foreign currency contracts related to these loans were $95.5 million and $75.5 million, respectively.
The fair value of outstanding foreign currency contracts included in current assets at July 1, 2017 and July 2, 2016 was $3.5 million and $0.6 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at July 1, 2017 and July 2, 2016 was $1.7 million and $11.1 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of July 1, 2017, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility and the Term Loan Facilities (collectively "the Facility") entered into under the credit agreement dated May 30, 2017, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Facility. Borrowings under the Facility bear interest at a rate per annum equal to, at Coach’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. A hypothetical 10% change in the credit agreement interest rate would have resulted in an immaterial change in interest expense in fiscal 2017.
The Company is exposed to changes in interest rates related to the fair value of our Senior Notes. At July 1, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $624 million, $395 million and $596 million, respectively. The interest rate payable on each series of the Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of July 1, 2017.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of July 1, 2017 as included elsewhere herein.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Coach Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and such information is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
COACH, INC.

Date: August 18, 2017	By:	/s/ Victor Luis
Name: Victor Luis Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 18, 2017.

Signature	Title

/s/ Victor Luis	Chief Executive Officer and Director
Victor Luis	(Principal Executive Officer)

/s/ Kevin Wills	Chief Financial Officer
Kevin Wills	(Principal Financial Officer)

/s/ Melinda Brown	Corporate Controller
Melinda Brown	(Principal Accounting Officer)

/s/ Jide Zeitlin	Chairman and Director
Jide Zeitlin

/s/ David Denton	Director
David Denton

/s/ Andrea Guerra	Director
Andrea Guerra

/s/ Susan Kropf	Director
Susan Kropf

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

/s/ William Nuti	Director
William Nuti

/s/ Stephanie Tilenius	Director
Stephanie Tilenius

COACH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Coach, Inc. and subsidiaries (the "Company") as of July 1, 2017 and July 2, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2017. Our audits also included the financial statement Schedule II listed in the Index to the Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coach, Inc. and subsidiaries at July 1, 2017 and July 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 18, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coach, Inc.
New York, New York
We have audited the internal control over financial reporting of Coach, Inc. and subsidiaries (the "Company") as of July 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement Schedule II as of and for the year ended July 1, 2017 of the Company and our report dated August 18, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 18, 2017

COACH, INC.
CONSOLIDATED BALANCE SHEETS

	July 1, 2017	July 2, 2016
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,672.9	$859.0
Short-term investments	410.7	460.4
Trade accounts receivable, less allowances of $1.9 and $2.2, respectively	268.0	245.2
Inventories	469.7	459.2
Income tax receivable	41.5	13.6
Prepaid expenses	58.6	58.0
Other current assets	31.9	77.5
Total current assets	3,953.3	2,172.9
Property and equipment, net	691.4	919.5
Long-term investments	75.1	558.6
Goodwill	480.5	502.4
Intangible assets	340.8	346.8
Deferred income taxes	170.5	248.8
Other assets	120.0	143.7
Total assets	$5,831.6	$4,892.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$194.6	$186.7
Accrued liabilities	559.2	625.0
Current debt	—	15.0
Total current liabilities	753.8	826.7
Long-term debt	1,579.5	861.2
Other liabilities	496.4	521.9
Total liabilities	2,829.7	2,209.8

See Note 11 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1,000.0 million shares; $0.01 par value) issued and outstanding – 281.9 million and 278.5 million shares, respectively	2.8	2.8
Additional paid-in-capital	2,978.3	2,857.1
Retained earnings (accumulated deficit)	107.7	(104.1)
Accumulated other comprehensive loss	(86.9)	(72.9)
Total stockholders’ equity	3,001.9	2,682.9
Total liabilities and stockholders’ equity	$5,831.6	$4,892.7

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(millions, except per share data)
Net sales	$4,488.3	$4,491.8	$4,191.6
Cost of sales	1,407.2	1,440.5	1,283.0
Gross profit	3,081.1	3,051.3	2,908.6
Selling, general and administrative expenses	2,293.7	2,397.8	2,290.6
Operating income	787.4	653.5	618.0
Interest expense, net	28.4	26.9	6.4
Income before provision for income taxes	759.0	626.6	611.6
Provision for income taxes	168.0	166.1	209.2
Net income	$591.0	$460.5	$402.4
Net income per share:
Basic	$2.11	$1.66	$1.46
Diluted	$2.09	$1.65	$1.45
Shares used in computing net income per share:
Basic	280.6	277.6	275.7
Diluted	282.8	279.3	277.2
Cash dividends declared per common share	$1.350	$1.350	$1.350

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(millions)
Net Income	$591.0	$460.5	$402.4
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	11.8	(13.2)	3.8
Unrealized (losses) on available-for-sale debt investments, net	(0.7)	(0.2)	(1.3)
Change in pension liability, net	1.1	(0.6)	1.0
Foreign currency translation adjustments	(26.2)	18.8	(72.5)
Other comprehensive (loss) income, net of tax	(14.0)	4.8	(69.0)
Comprehensive income	$577.0	$465.3	$333.4

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 28, 2014	274.4	$2.7	$2,646.1	$(219.5)	$(8.7)	$2,420.6
Net income	—	—	—	402.4	—	402.4
Other comprehensive loss	—	—	—	—	(69.0)	(69.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.2	0.1	19.5	—	—	19.6
Share-based compensation	—	—	94.4	—	—	94.4
Excess tax effect from share-based compensation	—	—	(5.6)	—	—	(5.6)
Dividends declared ($1.350 per share)	—	—	—	(372.5)	—	(372.5)
Balance at June 27, 2015	276.6	2.8	2,754.4	(189.6)	(77.7)	2,489.9
Net income	—	—	—	460.5	—	460.5
Other comprehensive income	—	—	—	—	4.8	4.8
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.9	—	16.4	—	—	16.4
Share-based compensation	—	—	95.3	—	—	95.3
Excess tax effect from share-based compensation	—	—	(9.0)	—	—	(9.0)
Dividends declared ($1.350 per share)	—	—	—	(375.0)	—	(375.0)
Balance at July 2, 2016	278.5	2.8	2,857.1	(104.1)	(72.9)	2,682.9
Net income	—	—	—	591.0	—	591.0
Other comprehensive loss	—	—	—	—	(14.0)	(14.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.4	—	48.9	—	—	48.9
Share-based compensation	—	—	76.1	—	—	76.1
Excess tax effect from share-based compensation	—	—	(3.8)	—	—	(3.8)
Dividends declared ($1.350 per share)	—	—	—	(379.2)	—	(379.2)
Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9

See accompanying Notes.

COACH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(millions)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$591.0	$460.5	$402.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212.8	210.6	191.8
Provision for bad debt	1.7	3.7	1.7
Share-based compensation	73.6	86.8	88.9
Excess tax effect from share-based compensation	3.8	9.0	5.6
Restructuring activities	8.5	17.7	59.7
Deferred income taxes	78.0	(52.3)	21.5
Other noncash charges, net	(19.1)	(14.7)	(3.2)
Changes in operating assets and liabilities:
Trade accounts receivable	(29.4)	(28.3)	0.3
Inventories	(20.0)	40.7	29.2
Other liabilities	(53.4)	49.5	(5.9)
Accounts payable	8.4	(48.4)	64.4
Accrued liabilities	(50.1)	30.1	63.2
Other assets	48.0	(6.3)	17.8
Net cash provided by operating activities	853.8	758.6	937.4
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Hudson Yards sale of investments, net of expenses	680.6	—	—
Sale of former headquarters, net of expenses	126.0	—	—
Acquisition of interest in equity method investment	—	(140.3)	(139.1)
Acquisitions, net of cash acquired	—	(25.6)	(519.6)
Purchases of property and equipment	(283.1)	(396.4)	(199.3)
Purchases of investments	(523.5)	(664.7)	(49.6)
Proceeds from maturities and sales of investments	591.2	425.9	305.2
Acquisition of lease rights, net of proceeds	1.8	(8.9)	(10.5)
Net cash provided by (used in) investing activities	593.0	(810.0)	(612.9)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Dividend payments	(378.0)	(374.5)	(371.8)
Proceeds from issuance of long-term debt, net of discount	997.2	—	896.7
Debt issuance costs	(9.8)	—	(6.6)
Repayment of debt	(285.0)	(15.0)	(0.5)
Proceeds from share-based awards	70.4	29.1	36.5
Borrowings under revolving credit facility	—	—	340.0
Repayment of revolving credit facility	—	—	(480.0)
Taxes paid to net settle share-based awards	(21.5)	(15.5)	(15.6)
Excess tax effect from share-based compensation	(3.8)	(9.0)	(5.6)
Acquisition-related payment of contingent consideration	—	—	(3.8)
Net cash provided by (used in) financing activities	369.5	(384.9)	389.3
Effect of exchange rate changes on cash and cash equivalents	(2.4)	3.5	(13.9)
Increase (decrease) in cash and cash equivalents	1,813.9	(432.8)	699.9
Cash and cash equivalents at beginning of year	859.0	1,291.8	591.9
Cash and cash equivalents at end of year	$2,672.9	$859.0	$1,291.8
Supplemental information:
Cash paid for income taxes, net	$159.1	$158.9	$180.3
Cash paid for interest	$35.4	$33.7	$1.4
Noncash investing activity – property and equipment obligations	$39.7	$48.0	$59.5

See accompanying Notes.

COACH, INC.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Coach, Inc. (the "Company") is a leading New York-based house of modern luxury accessories and lifestyle brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, eyewear, fragrance, jewelry, travel bags and other lifestyle products. Coach branded products are primarily sold through its North America and International reportable segments. The North America segment includes sales to consumers through Coach-operated stores, including the Internet, and sales to wholesale customers in North America. The International segment includes sales to consumers through Coach-branded stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries. The Stuart Weitzman segment includes global sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores, including the Internet, in the United States, Canada and Europe. The Company also records sales of Coach brand products generated in other ancillary channels, licensing and disposition in Other, which is not a reportable segment.
2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 1, 2017 (“fiscal 2017”) was a 52-week period, the fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period and the fiscal year ended June 27, 2015 (“fiscal 2015”) was a 52-week period. The fiscal year ending June 30, 2018 (“fiscal 2018”) will be a 52-week period.
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
Investments
Short-term investments consist primarily of high-credit quality U.S. and non-U.S. issued corporate debt securities, and U.S. Treasuries and government agency securities with original maturities greater than three months and with maturities within one year of balance sheet date, classified as available-for-sale. Long-term investments primarily consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and government agency securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Long-term investments as of July 2, 2016 also include the equity investment related to the Hudson Yards joint venture. Dividend and interest income are recognized when earned.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee, however, other factors are considered, such as board representation and the rights to participate in the day-to-day operations of the business. During fiscal 2016, the Company had an equity method investment in Hudson Yards related to an equity interest in an entity formed for the purpose of developing a new office tower in Manhattan.
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
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $14.2 million of impairment charges in fiscal 2017 and no material impairment charges in fiscal 2016.
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
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trademarks and trade names, are not amortized, but are assessed for impairment at least annually. The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill allocated to that reporting unit.
Determination of the fair value of a reporting unit and intangible asset based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions, which may include projected future cash flows, discount rates, royalty rates, growth rates, and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2017, fiscal 2016 or fiscal 2015.
Operating Leases
The Company’s leases for office space, retail locations and distribution facilities are accounted for as operating leases. Certain of the Company's leases contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of fiscal 2017 and fiscal 2016, deferred rent obligations of $242.4 million and $172.9 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets. Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sale levels), which triggers the related rent payment, is considered probable and estimable.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2017 and fiscal 2016, the Company had asset retirement obligations of $22.9 million and $23.9 million, respectively, primarily classified within other non-current liabilities in the Company's consolidated balance sheets.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition
Revenue is recognized by the Company when there is persuasive evidence of an arrangement, delivery has occurred (and risks and rewards of ownership have been transferred to the buyer), price has been fixed or is determinable, and collectability is reasonably assured.
Retail store and concession-based shop-in-shop revenues are recognized at the point of sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and internet revenues are reduced by an estimate for returns at the time of sale.
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
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses are comprised of four categories: (1) selling; (2) advertising, marketing and design; (3) distribution and customer service; and (4) administrative. Selling expenses include store employee compensation, occupancy costs, supply costs, wholesale and retail account administration compensation globally and the Company's international operating expenses. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses can vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. Administrative expenses include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses. Administrative expenses also include global equity compensation expense.
Shipping and Handling
Shipping and handling costs incurred were $45.8 million, $43.6 million and $41.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, digital and other media and production costs. In fiscal 2017, fiscal 2016 and fiscal 2015, advertising expenses for the Company totaled $178.3 million, $202.2 million and $160.9 million respectively. Advertising costs are generally expensed when the advertising first appears.

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
See Note 13, "Income Taxes" herein for further discussion on the Company's income taxes.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar and Euro-denominated inventory purchases, as well as various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the consolidated statements of income as follows:

•
Forward currency contracts - These derivatives are recognized as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2017 to April 2018.

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
The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency in earnings. Foreign currency transaction gains and losses also include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Repurchase and Retirement
The Company accounts for stock repurchases and retirements by allocating the repurchase price to common stock and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances, beginning with the earliest issuance. Under Maryland law, the Company's state of incorporation, treasury shares are not allowed. As a result, all repurchased shares are retired when acquired. The Company's stock repurchase plan expired at the end of fiscal 2015. Since its initial public offering, the Company has not experienced a net loss in any fiscal year.
Reclassifications
Certain reclassifications on the Consolidated Balance Sheet have been made to the prior period's financial information in order to conform to the current period's presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill allocated to that reporting unit. The requirements of the new standard will be effective for interim and annual goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company elected to early adopt this guidance in the fourth quarter of fiscal 2017, with no impact on the Company's consolidated financial statements or notes thereto.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. The FASB has also issued several related ASUs which provide additional implementation guidance and clarify the requirements of the model. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2019. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods.
The Company is currently in the process of evaluating the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto. The Company currently has a cross-functional implementation team in place that is performing a comprehensive evaluation of the impact. The Company’s evaluation efforts to date have included a review of current

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

accounting policies and processes, as well as typical terms in contracts with customers, to identify potential differences upon the adoption of the new standard. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses), and the timing of revenue recognition thereof, will remain substantially unchanged. The Company is in the process of evaluating the impact of the new standard on ancillary sources of revenue, such as its licensing business, which represented approximately 1% of total net sales in fiscal 2017. The Company is currently assessing whether the timing of recognizing contractually guaranteed minimum royalty amounts will change. The Company has not yet determined whether the guidance will be adopted using the full retrospective restatement of all prior periods presented, or using the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption.
3. RESTRUCTURING ACTIVITIES
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms, and streamline its supply chain network. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model. As a result of this Operational Efficiency Plan, the Company expects to incur overall pre-tax charges of approximately $65-80 million within corporate unallocated expenses. Approximately $55-65 million of these charges will be cash.
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
During fiscal years 2017 and 2016, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $24.0 million and $43.9 million, respectively, primarily due to organizational efficiency costs, technology infrastructure costs and to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $67.9 million. The remaining charges under this plan approximate $10-15 million and will be incurred in fiscal 2018.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

A summary of charges and related liabilities under the Company's Operational Efficiency Plan are as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Balance as of June 27, 2015	$—	$—	$—	$—
Fiscal 2016 charges	40.4	—	3.5	43.9
Cash payments	(9.7)	—	—	(9.7)
Non-cash charges	(8.5)	—	(0.3)	(8.8)
Balance as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	15.6	8.0	0.4	24.0
Cash payments	(23.3)	(7.7)	(3.0)	(34.0)
Non-cash charges	(7.9)	—	(0.6)	(8.5)
Balance at July 1, 2017	$6.6	$0.3	$—	$6.9

(1)
Organizational efficiency charges, recorded within SG&A expenses, primarily related to severance and related costs of corporate employees, accelerated depreciation associated with the retirement of information technology systems as well as consulting fees related to process and organizational optimization.

(2)	Technology infrastructure costs, recorded within SG&A expenses, related to the initial costs of replacing and updating the Company's core technology platforms.

(3)	Network optimization costs, recorded within SG&A expenses, related to lease termination costs.
The balance as of July 1, 2017 and July 2, 2016 are included within Accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as corporate unallocated expenses within the Company's Consolidated Statements of Income. See Note 15, "Segment Information," for further information.
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
There were no transformation-related charges incurred in fiscal 2017. In fiscal 2016, the Company recorded charges of $44.1 million ($33.4 million after-tax, or $0.12 per diluted share), which were largely related to the Company's North America business and recorded within SG&A expenses.
There are no remaining liabilities under the Company's Transformation Plan at July 1, 2017. The balance of liabilities under the Company's Transformation Plan at July 2, 2016 was $5.5 million, and was included within Accrued liabilities on the Company's Consolidated Balance Sheet.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive loss, as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedges(1)	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 27, 2015	$4.4	$0.5	$(81.7)	$(0.9)	$(77.7)
Other comprehensive (loss) income before reclassifications	(10.2)	(0.4)	18.8	—	8.2
Less: gains (losses) reclassified from accumulated other comprehensive income	3.0	(0.2)	—	0.6	3.4
Net current-period other comprehensive (loss) income	(13.2)	(0.2)	18.8	(0.6)	4.8
Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	7.7	(0.7)	(26.2)	—	(19.2)
Less: (losses) reclassified from accumulated other comprehensive income	(4.1)	—	—	(1.1)	(5.2)
Net current-period other comprehensive income (loss)	11.8	(0.7)	(26.2)	1.1	(14.0)
Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $(1.8) million and $4.5 million as of July 1, 2017 and July 2, 2016, respectively. The amounts reclassified from AOCI are net of tax of $2.2 million and $(1.4) million as of July 1, 2017 and July 2, 2016, respectively.

(2)
As of July 1, 2017 and July 2, 2016, Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at July 1, 2017 and July 2, 2016 are net of tax of $0.2 million and $0.8 million, respectively.

5. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Income:

	July 1, 2017(1)	July 2, 2016(1)	June 27, 2015(1)
	(millions)
Share-based compensation expense	$76.1	$95.3	$94.4
Income tax benefit related to share-based compensation expense	24.4	28.6	28.5

(1)
During the fiscal years ended July 1, 2017 and July 2, 2016, the Company incurred $2.5 million (and $0.8 of income tax benefit) and $8.5 million (and $2.4 million of income tax benefit) of share-based compensation expense under the Company's Operational Efficiency Plan, respectively, primarily as a result of the accelerated vesting of certain awards. During the fiscal year ended June 27, 2015, the Company incurred $5.5 million (and $2.0 million of income tax benefit) of share-based compensation expense under the Company's Transformation Plan. See Note 3, "Restructuring Activities," for more information.

Stock-Based Plans
The Company maintains the Amended and Restated 2010 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2000 Stock

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

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
Stock Options
A summary of stock option activity during the year ended July 1, 2017 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at July 2, 2016	15.1	$40.18
Granted	3.6	39.87
Exercised	(2.1)	41.69
Forfeited or expired	(1.6)	41.53
Outstanding at July 1, 2017	15.0	39.75	6.2	$118.6
Vested and expected to vest at July 1, 2017	14.7	42.39	6.1	113.9
Exercisable at July 1, 2017	8.5	44.55	4.7	116.8
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	July 1, 2017	July 2, 2016	June 27, 2015
Expected term (years)	4.4	4.2	3.6
Expected volatility	30.5%	32.2%	31.9%
Risk-free interest rate	1.1%	1.4%	1.1%
Dividend yield	3.4%	4.3%	3.7%
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
The weighted-average grant-date fair value of options granted during fiscal 2017, fiscal 2016 and fiscal 2015 was $7.36, $5.65, and $6.41, respectively. The total intrinsic value of options exercised during fiscal 2017, fiscal 2016 and fiscal 2015 was $15.4 million, $6.2 million, and $12.1 million, respectively. The total cash received from option exercises was $68.2 million, $25.7 million, and $32.4 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $4.9 million, $2.3 million, and $4.7 million, respectively.
At July 1, 2017, $22.3 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.1 years.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended July 1, 2017 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 2, 2016	3.7	$49.06
Granted	2.1	39.57
Vested	(1.8)	39.18
Forfeited	(0.5)	35.33
Non-vested at July 1, 2017	3.5	50.28
At July 1, 2017, $60.6 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2017, fiscal 2016 and fiscal 2015 was $39.57, $31.65 and $36.38, respectively. The total fair value of shares vested during fiscal 2017, fiscal 2016 and fiscal 2015 was $68.9 million, $45.8 million and $48.4 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the year ended July 1, 2017 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 2, 2016	1.4	$38.67
Granted	0.3	39.61
Change due to performance condition achievement(1)	(0.1)	53.58
Vested(1)	—	39.72
Forfeited	(0.1)	40.16
Non-vested at July 1, 2017	1.5	37.78

(1) During fiscal 2017, there was less than 0.1 million shares of PRSU activity due to changes in performance conditions and shares vested, individually and in the aggregate.
At July 1, 2017, $9.8 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 0.9 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2017, fiscal 2016 and fiscal 2015 was $39.61, $31.67 and $36.43, respectively. The total fair value of awards that vested during fiscal 2017, fiscal 2016 and fiscal 2015 was $0.9 million, $1.4 million and $2.5 million, respectively.
During the fiscal years ended July 1, 2017 and July 2, 2016, the Company granted 0.3 million shares (with a fair value of $10.0 million) and 0.4 million shares (with a fair value of $11.6 million) of common stock to executives, respectively. The shares are subject to a three-year cliff vesting, subject to the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Included in the non-vested amount at July 1, 2017 are approximately 0.6 million of PRSU awards that are based on performance criteria which compares the Company’s total stockholder return over the performance period to the total stockholder return of the companies included in the Standard & Poor’s 500 Index on the date of grant (excluding the Company). The remaining 0.9 million PRSU awards included in the non-vested amount are based on certain Company-specific financial and operational metrics.
In fiscal 2017, fiscal 2016 and fiscal 2015, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $19.0 million, $14.2 million and $15.7 million, respectively.
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.1 million, and 0.1 million shares to employees in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Expected term (years)	0.5	0.5	0.5
Expected volatility	24.7%	28.6%	26.4%
Risk-free interest rate	0.6%	0.3%	0.1%
Dividend yield	3.6%	4.1%	3.5%
The weighted-average fair value of the purchase rights granted during fiscal 2017, fiscal 2016 and fiscal 2015 was $8.08, $7.43, and $8.41, respectively. The Company issues new shares for employee stock purchases.
6. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the consolidated balance sheets as of July 1, 2017 and July 2, 2016:

	July 1, 2017			July 2, 2016
	Short-term	Long-Term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$68.8	$—	$68.8	$54.8	$—	$54.8
Government securities – U.S.(2)	130.4	—	130.4	131.7	—	131.7
Corporate debt securities – U.S.(2)	116.2	46.9	163.1	161.4	64.2	225.6
Corporate debt securities – non-U.S.(2)	92.6	28.2	120.8	111.5	33.9	145.4
Available-for-sale investments, total	$408.0	$75.1	$483.1	$459.4	$98.1	$557.5
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other(3)	2.1	—	2.1	0.4	460.5	460.9
Total Investments	$410.7	$75.1	$485.8	$460.4	$558.6	$1,019.0

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of July 1, 2017 have maturity dates between calendar years 2017 and 2019 and are recorded at fair value.

(3)
Long-Term Other as of July 2, 2016 relates to the equity method investment in Hudson Yards, related to an equity interest in an entity formed during fiscal 2013 for the purpose of developing a new office tower in Manhattan (the “Hudson Yards joint venture”), with the Company owning less than 43% of the joint venture. Refer to Note 19, "Headquarters Transactions" for further information.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

There were no material gross unrealized gains or losses on available-for-sale securities as of the periods ended July 1, 2017 and July 2, 2016.
7. ACQUISITIONS
Kate Spade & Company Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of $2.4 billion. As a result, Kate Spade has become a wholly owned subsidiary. Due to the limited time since the date of the acquisition, it is impracticable for the Company to make certain business combination disclosures at this time as the Company is still gathering information necessary to provide those disclosures. The Company plans to provide this information in its quarterly report on Form 10-Q for the quarter ending September 30, 2017. In conjunction with this acquisition, the Company incurred $16.9 million in pre-tax expenses in fiscal 2017. See Note 20, "Subsequent Events" herein for further discussion on the Kate Spade acquisition.
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

(1) The balance primarily consists of inventories of $5.0 million, including a step-up adjustment of approximately $0.9 million, which was amortized over 6 months.
(2) The entire balance of acquired goodwill is not tax deductible.
(3) Included within Other liabilities is a $2.6 million liability attributable to the 10% purchase price hold-back amount.
There were no material pre-tax acquisition costs directly associated with the acquisition of Stuart Weitzman Canada.
8. LEASES
The Company leases retail, distribution and office facilities. The lease agreements, which expire at various dates through 2036, are subject, in most cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain store-related rent expense is also contingent upon sales.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(millions)
Minimum rent(1)	$295.1	$229.9	$213.8
Contingent rent	129.4	134.8	142.8
Total rent expense	$424.5	$364.7	$356.6

(1)	$0.2 million and $5.9 million of lease termination charges due to restructuring-related closures were included in fiscal 2017 and fiscal 2016, respectively.
Future minimum rental payments under non-cancelable operating leases, as of July 1, 2017, are as follows:

Fiscal Year	Amount
(millions)
2018	$295.4
2019	270.1
2020	242.3
2021	205.9
2022	194.1
Subsequent to 2022	1,250.9
Total minimum future rental payments	$2,458.7
During the first quarter of fiscal 2017, the Company announced the lease of its new global headquarters. Refer to Note 19, "Headquarters Transactions," for further information.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at July 1, 2017 and July 2, 2016:

	Level 1		Level 2		Level 3
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(millions)
Assets:
Cash equivalents(1)	$760.0	$197.9	$226.0	$0.4	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	0.6	—	—
Commercial paper(2)	—	—	68.8	54.8	—	—
Government securities - U.S.(2)	130.4	119.9	—	11.8	—	—
Corporate debt securities - U.S.(2)	—	—	116.2	161.4	—	—
Corporate debt securities - non U.S.(2)	—	—	92.6	111.5	—	—
Other	—	—	2.1	0.4	—	—
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	46.9	64.2	—	—
Corporate debt securities - non U.S.(3)	—	—	28.2	33.9	—	—
Derivative Assets:
Inventory-related instruments(4)	—	—	3.5	0.2	—	—
Intercompany loan hedges(4)	—	—	—	0.4	—	—
Liabilities:
Contingent earnout obligation(5)	$—	$—	$—	$—	$—	$28.4
Derivative liabilities:
Inventory-related instruments(4)	—	—	1.0	11.0	—	—
Intercompany loan hedges(4)	—	—	0.7	0.1	—	—

(1)
Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

(2)	Short-term available-for-sale investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets.

(3)	Fair value is primarily determined using vendor or broker priced securities in active markets. These securities have maturity dates between calendar years 2018 and 2019.

(4)
The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

(5)
As part of the purchase agreement for the Stuart Weitzman acquisition, the Company would be required to pay a potential earnout of $44.1 million if the Stuart Weitzman brand achieves certain revenue targets. As the Company does not expect to achieve these revenue targets, the Company recorded a reversal of an accrual of $35.2 million in SG&A, during the fourth quarter of fiscal 2017, as the payout is not expected.

Refer to Note 10, "Debt" for the fair value of the Company's outstanding debt instruments.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended July 1, 2017 and July 2, 2016. Level 3 liabilities consisted of the contingent earnout obligation related to the Stuart Weitzman acquisition.

	July 1,	July 2,
	2017	2016
	(millions)
Beginning of year	$28.4	$19.4
Increase to contingent earnout obligation	6.8	9.0
Reversal of contingent earnout obligation	(35.2)	—
End of year	$—	$28.4
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
The Company recorded $14.2 million of impairment charges in fiscal 2017 to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $3.1 million as of July 1, 2017. No material impairment charges were recorded in fiscal 2016 and fiscal 2015. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions.
10. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	July 1, 2017	July 2, 2016
	(millions)
Current Debt:
Term Loan(1)	$—	$15.0
Total Current Debt	$—	$15.0

Long-Term Debt:
Term Loan(1)	$—	$270.0
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	—
4.125% Senior Notes due 2027	600.0	—
Total Long-Term Debt	1,600.0	870.0
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(20.5)	(8.8)
Total Long-Term Debt, net	$1,579.5	$861.2

(1)	See Note 20, "Subsequent Events" herein for further discussion.
During fiscal 2017, 2016 and 2015 the Company recognized interest expense related to the outstanding debt of $26.8 million, $32.9 million and $11.9 million, respectively.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Bridge Facility
On May 7, 2017 Company entered into a bridge facility commitment letter (the "Bridge Facility") pursuant to which Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. (together, "BofA Merrill Lynch") committed to provide up to $2.1 billion under a 364-day senior unsecured bridge term loan credit facility to finance the Kate Spade acquisition in the event that the Company had not issued senior unsecured notes and obtained term loans prior to the consummation of the acquisition. As consideration for the Bridge Facility, the Company paid a structuring fee of 0.225% and commitment fee of 0.225% on the aggregate commitment, for which the Company recorded approximately $9.5 million to interest expense in fiscal 2017. In connection with the issuance of the 2022 Senior Notes and 2027 Senior Notes, as described below, the Bridge Facility was reduced by $1.0 billion, in accordance with the commitment letter. As of July 1, 2017 there were no outstanding borrowings on the Bridge Facility, as the Company secured the senior notes and credit facilities as described below. In connection with the closing of the Kate Spade acquisition on July 11, 2017, the remainder of the Bridge Facility terminated in accordance with its terms. Refer to Note 20, "Subsequent Events" for further information.
Credit Facilities/Term Loans
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility”, collectively with the Term Loan Facilities, "the Facility"). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on either the Term Loan Facilities or the Revolving Credit Facility as of July 1, 2017.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
Subsequent to the end of the fiscal year, the Company borrowed $1.1 billion on the Term Loan Facilities to pay a portion of the purchase price of the Company's announced acquisition of Kate Spade. Refer to Note 20, "Subsequent Events" for further information.
2025 Senior Notes
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Interest is payable semi-annually on April 1 and October 1 beginning October 1, 2015. Prior to January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 2025 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Senior Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2025 Senior Notes calculated as if the maturity date of the 2025 Senior Notes was January 1, 2025 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture for the 2025 Senior Notes) plus 35 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date. On and after January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 2025 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to 100% of the principal amount of the 2025 Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

2022 Senior Notes
On June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. Prior to June 15, 2022 (one month prior to the scheduled maturity date), the Company may redeem the 3.000% Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2022 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2022 Senior Notes calculated as if the maturity date of the 2022 Senior Notes was June 15, 2022 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 25 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date.
2027 Senior Notes
On June 20, 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due April 15, 2027 at 99.858% of par (the "2027 Senior Notes). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. Prior to April 15, 2027 (the date that is three month prior to the scheduled maturity date), the Company may redeem the 2027 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2027 Senior Notes calculated as if the maturity date of the 2027 Senior Notes was April 15, 2027 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 30 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date.
At July 1, 2017, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $624 million, $395 million, and $596 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 2, 2016, the fair value of the 2025 Senior Notes was approximately $622 million.
Debt Maturities
As of July 1, 2017, the Company's aggregate debt is $1.6 billion of which $400.0 million is due in 2022 and $1.2 billion is due subsequent to 2022.
11. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit and bank guarantees totaling $9.0 million and $7.5 million outstanding at both July 1, 2017 and July 2, 2016. The letters of credit, which expire at various dates through calendar 2039 primarily collateralize the Company’s obligation to third parties for insurance claims, leases and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Other
The Company had other contractual cash obligations as of July 1, 2017, including $167.5 million related to inventory purchase obligations, $78.0 million related to capital expenditure purchase obligations, $6.0 million of other purchase obligations, of $1.6 billion of debt repayments and $514.0 million of interest payments on the 2022 Senior Notes, 2025 Senior Notes and 2027 Senior Notes. Refer to Note 8, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Kate Spade & Company Acquisition
On May 7, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kate Spade & Company and Chelsea Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of Coach (the "Merger Sub"). Pursuant to the Merger Agreement, on May 26, 2017, Merger Sub commenced an all-cash tender offer to acquire all of Kate Spade's outstanding shares of common stock, par value of $1.00 per share, at a purchase price of $18.50. The Company completed its acquisition on July 11, 2017. The purchase price was approximately $2.4 billion, which was funded by a combination of Senior Notes, Term Loan Facilities and cash on hand. Refer to Note 10, "Debt" for more information on the Term Loan Facilities and Senior Notes.
The Company currently estimates that it will incur costs in the range of $150 - $200 million related to Kate Spade integration in fiscal 2018, which include severance, store closure costs and inventory realignment. The Company continues to fully develop its integration plan. Of these costs, the Company expects to incur approximately $60 million of severance and other costs related to agreements with certain Kate Spade executives. The Company also expects to incur costs of approximately $45 million of acquisition-related expenses.
12. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill, is as follows:

	International	Stuart Weitzman	Total
	(millions)
Balance at June 27, 2015	$308.4	$125.8	$434.2
Acquisition of Stuart Weitzman Canada	—	24.6	24.6
Foreign exchange impact	38.5	(0.1)	38.4
Purchase accounting adjustment(1)	—	5.2	5.2
Balance at July 2, 2016	346.9	155.5	502.4
Foreign exchange impact	(22.4)	—	(22.4)
Purchase accounting adjustment(1)	—	0.5	0.5
Balance at July 1, 2017	$324.5	$156.0	$480.5

(1)	Refer to Note 7, "Acquisitions," for further information.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended(1)
	July 1, 2017			July 2, 2016
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$54.7	$(9.7)	$45.0	$54.7	$(5.8)	$48.9
Favorable lease rights, net	26.1	(7.1)	19.0	24.7	(3.6)	21.1
Total intangible assets subject to amortization	80.8	(16.8)	64.0	79.4	(9.4)	70.0
Intangible assets not subject to amortization:
Trademarks and trade names	276.8	—	276.8	276.8	—	276.8
Total intangible assets	$357.6	$(16.8)	$340.8	$356.2	$(9.4)	$346.8

(1)	Refer to Note 7, "Acquisitions," for further information.
As of July 1, 2017, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2018	$6.8
Fiscal 2019	6.7
Fiscal 2020	6.5
Fiscal 2021	6.1
Fiscal 2022	5.5
Thereafter	32.4
Total	$64.0
The expected future amortization expense above reflects remaining useful lives of 12.8 years for customer relationships and the remaining lease terms ranging from approximately six months to 8.3 years for favorable lease rights.
13. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 1, 2017		July 2, 2016		June 27, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States	$365.5	48.2%	$357.5	57.1%	$361.2	59.1%
Foreign	393.5	51.8	269.1	42.9	250.4	40.9
Total income before provision for income taxes	$759.0	100.0%	$626.6	100.0%	$611.6	100.0%

Tax expense at U.S. statutory rate	$265.7	35.0%	$219.3	35.0%	$214.0	35.0%
State taxes, net of federal benefit	15.1	2.0	11.2	1.8	26.4	4.3
Effects of foreign operations	(86.7)	(11.4)	(53.7)	(8.6)	(79.7)	(13.0)
Effects of foreign tax credits and acquisition reorganization	(12.3)	(1.6)	(19.6)	(3.1)	9.3	1.5
Other, net	(13.8)	(1.9)	8.9	1.4	39.2	6.4
Taxes at effective worldwide rates	$168.0	22.1%	$166.1	26.5%	$209.2	34.2%

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	July 1, 2017		July 2, 2016		June 27, 2015
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$42.9	$56.4	$145.8	$(52.0)	$142.9	$10.5
Foreign	39.7	7.4	46.8	2.2	9.8	13.8
State	7.4	14.2	25.8	(2.5)	35.0	(2.8)
Total current and deferred tax provision (benefit)	$90.0	$78.0	$218.4	$(52.3)	$187.7	$21.5
The components of deferred tax assets and liabilities were:

	July 1, 2017	July 2, 2016
	(millions)
Share-based compensation	$64.8	$68.5
Reserves not deductible until paid	39.2	54.1
Deferred rent	22.7	27.9
Employee benefits	40.9	48.3
Basis difference in foreign investments	1.1	21.5
Net operating loss	199.2	176.7
Other	10.4	4.2
Prepaid expenses	0.6	0.8
Property and equipment	—	34.3
Inventory	21.6	15.5
Gross deferred tax assets	400.5	451.8
Valuation allowance	196.1	173.4
Deferred tax assets after valuation allowance	$204.4	$278.4

Goodwill	82.6	88.2
Property and equipment	8.4	—
Other	6.2	(1.3)
Gross deferred tax liabilities	97.2	86.9
Net deferred tax assets	$107.2	$191.5

Consolidated Balance Sheets Classification
Deferred income taxes – noncurrent asset	170.5	248.8
Deferred income taxes – noncurrent liability (included within "Other Liabilities")	(63.3)	(57.3)
Net deferred tax asset	$107.2	$191.5
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

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	July 1, 2017	July 2, 2016	June 27, 2015
	(millions)
Balance at beginning of fiscal year	$138.6	$168.1	$170.7
Gross increase due to tax positions related to prior periods	2.7	25.5	5.4
Gross decrease due to tax positions related to prior periods	(2.7)	(4.4)	(1.1)
Gross increase due to tax positions related to current period	8.1	8.7	16.5
Decrease due to lapse of statutes of limitations	(39.5)	(59.0)	(21.1)
Decrease due to settlements with taxing authorities	(13.1)	(0.3)	(2.3)
Balance at end of fiscal year	$94.1	$138.6	$168.1
Of the $94.1 million ending gross unrecognized tax benefit balance as of July 1, 2017, $83.6 million relates to items which, if recognized, would impact the effective tax rate. Of the $138.6 million ending gross unrecognized tax benefit balance as of July 2, 2016, $111.1 million relates to items which, if recognized, would impact the effective tax rate. As of July 1, 2017 and July 2, 2016, gross interest and penalties payable was $24.1 million and $29.0 million, respectively, which are included in Other liabilities. During fiscal 2017, fiscal 2016 and fiscal 2015, the Company recognized gross interest and penalty income of $2.8 million, gross interest and penalty expense of $11.5 million and gross interest and penalty income of $0.1 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2014 to present are open to examination in the U.S. federal jurisdiction, fiscal 2009 to present in select state jurisdictions and fiscal 2004 to present in select foreign jurisdictions. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, we cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although we believe that the estimates and assumptions we have used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.
For the years ended July 1, 2017 and July 2, 2016, the Company had net operating loss carryforwards in foreign tax jurisdictions of $715.3 million and $593.4 million, the majority of which can be carried forward indefinitely. The deferred tax assets related to the carryforwards have been reflected net of $196.1 million and $173.4 million valuation allowances at July 1, 2017 and July 2, 2016, respectively. The Company's valuation allowance increased by $22.7 million in fiscal 2017 and increased by $3.6 million in fiscal 2016, primarily as a result of actual or anticipated results in foreign jurisdictions.
The total amount of undistributed earnings of foreign subsidiaries as of July 1, 2017 and July 2, 2016, was $2.91 billion and $2.39 billion, respectively. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.
14. DEFINED CONTRIBUTION PLAN
The Company maintains the Coach, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $9.1 million, $8.3 million, and $7.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
15. SEGMENT INFORMATION
In fiscal 2017, the Company has three reportable segments based on its business activities and organization:

•	North America, which is composed of Coach brand sales to consumers through stores, including the Internet, and sales to wholesale customers in North America.

•
International, which is composed of Coach brand sales to consumers through stores and concession shop-in-shops in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, South Korea, the United Kingdom, France, Ireland, Spain, Portugal, Germany, Italy, Austria, Belgium, the Netherlands and Switzerland. Additionally, International includes Coach brand sales to consumers through the Internet in Japan, mainland China, South Korea, the United Kingdom, France, Spain, Germany and Italy, as well as sales to wholesale customers and distributors in approximately 55 countries.

•
Stuart Weitzman, which includes global sales generated by the Stuart Weitzman brand, primarily through department stores in North America and international locations, within numerous independent third party distributors and within Stuart Weitzman operated stores, including the Internet, in the United States, Canada and Europe.

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Unallocated corporate expenses include inventory-related costs (such as production variances), advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Additionally, costs incurred by the Company as described in Note 3, "Restructuring Activities" and certain acquisition-related costs are included as unallocated corporate expenses.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes segment performance for fiscal 2017, fiscal 2016 and fiscal 2015:

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Fiscal 2017
Net sales	$2,349.5	$1,715.2	$50.0	$—	$373.6	$4,488.3
Gross profit	1,453.4	1,303.9	37.9	59.8	226.1	3,081.1
Operating income (loss)	697.0	535.9	31.4	(497.5)	20.6	787.4
Income (loss) before provision for income taxes	697.0	535.9	31.4	(525.9)	20.6	759.0
Depreciation and amortization expense(3)	78.0	73.1	—	48.9	18.9	218.9
Total assets	447.8	1,116.1	15.5	3,623.8	628.4	5,831.6
Additions to long-lived assets	64.4	80.1	—	118.4	20.2	283.1

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Fiscal 2016
Net sales	$2,397.1	$1,704.0	$46.0	$—	$344.7	$4,491.8
Gross profit	1,478.4	1,286.2	32.3	52.0	202.4	3,051.3
Operating income (loss)	737.3	512.7	22.9	(651.9)	32.5	653.5
Income (loss) before provision for income taxes	737.3	512.7	22.9	(678.8)	32.5	626.6
Depreciation and amortization expense(3)	64.0	70.6	—	64.9	19.6	219.1
Total assets	435.2	1,033.9	9.9	2,782.5	631.2	4,892.7
Additions to long-lived assets	91.6	112.8	—	180.5	11.5	396.4

	North America	International	Other(1)	Corporate Unallocated(2)	Stuart Weitzman	Total
	(millions)
Fiscal 2015
Net sales	$2,467.5	$1,622.0	$59.1	$—	$43.0	$4,191.6
Gross profit	1,574.6	1,248.8	38.1	27.2	19.9	2,908.6
Operating income (loss)	820.5	480.6	30.1	(708.6)	(4.6)	618.0
Income (loss) before provision for income taxes	820.5	480.6	30.1	(715.0)	(4.6)	611.6
Depreciation and amortization expense(3)	61.8	63.1	—	110.5	5.2	240.6
Total assets	385.1	1,057.6	7.4	2,614.2	602.6	4,666.9
Additions to long-lived assets	89.9	73.9	—	34.0	1.5	199.3

(1) Other, which is not a reportable segment, consists of Coach brand sales and expenses generated in other ancillary channels, licensing and disposition.
(2) Corporate unallocated includes certain centrally managed Coach brand inventory-related amounts, advertising, marketing, design, administration and information systems, as well as distribution and consumer service expenses. Furthermore, Operational Efficiency Plan and Transformation Plan charges incurred by the Company as described in Note 3, "Restructuring Activities" and charges associated with the reversal of the accrued earnout payments of the Stuart Weitzman acquisition and other integration-related activities are also included as unallocated corporate expenses.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

(3)
Depreciation and amortization expense includes $6.1 million of Operational Efficiency Plan charges for the fiscal year ended July 1, 2017. Depreciation and amortization expense includes $8.5 million of Operational Efficiency Plan and Transformation Plan charges for the fiscal year ended July 2, 2016. Depreciation and amortization expense includes $48.8 million of transformation-related charges for the fiscal year ended June 27, 2015. These charges are recorded as corporate unallocated expenses.

The following table shows net sales for each product category represented:

	Fiscal Year Ended
	July 1, 2017	% of Total	July 2, 2016	% of Total	June 27, 2015	% of Total
	(millions)
Women's Handbags	$2,308.0	52%	$2,392.9	53%	$2,389.6	57%
Men's	808.0	18	725.7	16	680.4	16
Women's Accessories	721.0	16	721.6	16	709.4	17
Women's Other Products	277.7	6	306.9	7	369.2	9
Total Coach brand	$4,114.7	92%	$4,147.1	92%	$4,148.6	99%
Stuart Weitzman brand(1)	373.6	8	344.7	8	43.0	1
Total Sales	$4,488.3	100%	$4,491.8	100%	$4,191.6	100%

(1)	The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the costs not allocated in the determination of segment operating income performance:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(millions)
Inventory-related (1)	$59.8	$52.0	$27.2
Advertising, marketing and design(2)	(233.5)	(260.3)	(246.7)
Administration and information systems(2)(3)	(269.1)	(381.6)	(422.8)
Distribution and customer service(2)	(54.7)	(62.0)	(66.3)
Total corporate unallocated	$(497.5)	$(651.9)	$(708.6)

(1)
Inventory-related amounts primarily consist of Coach brand production variances, which represent the difference between the expected standard cost and actual cost of inventory and inventory-related reserves which are recorded within cost of sales. In fiscal 2015 this amount also included transformation related costs of $(5.0) million.

(2)	Costs recorded within SG&A expenses.

(3)
Fiscal 2017 includes Operational Efficiency Plan charges recorded within SG&A expenses of $(24.0) million, $26.8 million of income related to the Stuart Weitzman contingent earnout reversal offset by other integration-related charges and $(7.4) million related to Kate Spade acquisition costs, all of which are recorded within corporate unallocated costs. Fiscal 2016 includes Transformation Plan, Operational Efficiency Plan and Stuart Weitzman acquisition-related charges of $(107.4) million. Fiscal 2015 includes charges of $(156.7) million related to Transformation Plan and Stuart Weitzman acquisition-related charges.

Geographic Area Information
As of July 1, 2017, the Company operated 247 retail stores and 192 outlet stores in the United States, 40 retail stores and 9 outlet stores in Canada. Outside of North America, the Company operated 184 concession shop-in-shops within department stores, retail stores and outlet stores in Japan, 199 in Greater China (including Hong Kong, Macau and mainland China), and 172 in other international locations. Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net and other assets.

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2017
Net sales(1)	$2,432.5	$572.8	$643.9	$839.1	$4,488.3
Long-lived assets	497.7	58.3	93.2	162.2	811.4
Fiscal 2016
Net sales(1)	$2,477.3	$559.8	$652.2	$802.5	$4,491.8
Long-lived assets	750.3	74.8	96.6	141.5	1,063.2
Fiscal 2015
Net sales(1)	$2,372.8	$545.6	$635.8	$637.4	$4,191.6
Long-lived assets	559.5	55.4	91.2	138.4	844.5

(1)	Includes net sales from our global travel retail business in locations within the specified geographic area.

(2)	Greater China includes mainland China, Hong Kong and Macau.

(3)
Other International sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Company-operated stores and concession shop-in-shops in Canada, Europe, Taiwan, South Korea, Malaysia and Singapore.

16. EARNINGS PER SHARE

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(millions, except per share data)
Net income	$591.0	$460.5	$402.4

Weighted-average basic shares	280.6	277.6	275.7
Effect of dilutive securities	2.2	1.7	1.5
Weighted-average diluted shares	282.8	279.3	277.2

Net income per share:
Basic	$2.11	$1.66	$1.46
Diluted	$2.09	$1.65	$1.45
At July 1, 2017, options to purchase 4.5 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $45.13 to $78.46, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 1, 2017, July 2, 2016 and June 27, 2015, there were approximately 5.6 million, 5.9 million, and 6.8 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
17. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory and one of its former employees maintains a partial ownership interest of less than 50% in a factory, both of which are located in Spain, which are involved in the production of Stuart Weitzman inventory. Payments to these two factories represented $27.6 million and $39.2 million in fiscal 2017 and fiscal 2016, respectively. Amounts payable to these factories were not material at July 1, 2017 or July 2, 2016.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	July 1, 2017	July 2, 2016
	(millions)
Property and equipment
Land and building	$13.7	$168.5
Machinery and equipment	34.4	34.5
Furniture and fixtures	640.0	653.2
Leasehold improvements	729.7	898.7
Construction in progress	71.7	26.4
Less: accumulated depreciation	(798.1)	(861.8)
Total property and equipment, net	$691.4	$919.5
Accrued liabilities
Payroll and employee benefits	$152.7	$180.5
Accrued rent	45.5	45.2
Dividends payable	95.1	93.9
Operating expenses	265.9	305.4
Total accrued liabilities	$559.2	$625.0
Other liabilities
Deferred lease obligation	$204.2	$172.9
Gross unrecognized tax benefit	94.1	138.6
Deferred tax liabilities	63.3	57.3
Other	134.8	153.1
Total other liabilities	$496.4	$521.9
19. HEADQUARTERS TRANSACTIONS
Sale of Interest and Lease Transaction of Hudson Yards
During the first quarter of fiscal 2017, the Company sold its investments in 10 Hudson Yards, in New York City, and announced the lease of its new global headquarters. The Company sold its equity investment in the Hudson Yards joint venture as well as net fixed assets related to the design and build-out of the space. The Company received a purchase price of approximately $707 million (net of approximately $77 million due to the developer of Hudson Yards) before transaction costs of approximately $26 million, resulting in a gain of $28.8 million, which will be amortized through SG&A expenses over the lease term of 20 years, as discussed below.
The Company has simultaneously entered into a 20-year lease, accounted for as an operating lease, for the headquarters space in the building, comprised of approximately 694,000 square feet. Under the lease, the Company has the right to expand its premises to portions of the 24th and 25th floors of the building and has a right of first offer with respect to available space on the 26th floor of the building. The total commitment related to this lease was approximately $1.05 billion. Minimum lease payments of $45.1 million are due each year from fiscal 2018 through fiscal 2021, and $825.5 million total due for years subsequent to 2021. In addition to its fixed rent obligations, the Company is obligated to pay its percentage share for customary escalations for operating expenses attributable to the building and the Hudson Yards development, taxes and tax related payments. The Company is not obligated to pay any amount of contingent rent.
Sale of Former Headquarters
During the second quarter of fiscal 2017, the Company completed the sale of its former headquarters on West 34th Street. Net cash proceeds of $126.0 million were generated and the sale did not result in a material gain or loss.

COACH, INC.

Notes to Consolidated Financial Statements (Continued)

20. SUBSEQUENT EVENTS
Kate Spade Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of $2.4 billion. As a result, Kate Spade has become a wholly owned subsidiary of Coach, Inc. The combination of Coach, Inc. and Kate Spade & Company creates a leading New York-based luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations as well as solid financial acumen. Refer to Note 11, "Commitments and Contingencies" for more information.
Term Loan Borrowings and Bridge Credit Facility
On July 10, 2017, the Company borrowed $800.0 million under the six-month term loan credit facility and $300.0 million under the three-year term loan credit facility, for a total of $1.1 billion. In connection with the closing of the Kate Spade acquisition on July 11, 2017, the remaining Bridge Facility terminated in accordance with its terms. Refer to Note, 10, "Debt", for more information.
Reportable Segments
Beginning in fiscal 2018, the Company aligned its reportable segments with the new structure of the business following the acquisition of Kate Spade. As a result of this realignment the Company will have three reportable segments: Coach, Kate Spade and Stuart Weitzman. The Company's former North America and International segments will be consolidated within the new Coach segment. The Company's newly acquired subsidiary, Kate Spade, will be a reportable segment.

COACH, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended July 1, 2017, July 2, 2016 and June 27, 2015

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Related to Acquisition	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2017
Allowance for bad debts	$2.2	$1.7	$—	$(2.0)	$1.9
Allowance for returns	6.0	10.3	—	(11.9)	4.4
Allowance for markdowns	15.2	36.9	—	(42.7)	9.4
Valuation allowance	173.4	22.7	—	—	196.1
Total	$196.8	$71.6	$—	$(56.6)	$211.8
Fiscal 2016
Allowance for bad debts	$3.1	$3.7	$—	$(4.6)	$2.2
Allowance for returns	7.5	11.5	—	(13.0)	6.0
Allowance for markdowns	18.0	54.1	—	(56.9)	15.2
Valuation allowance	169.8	3.6	—	—	173.4
Total	$198.4	$72.9	$—	$(74.5)	$196.8
Fiscal 2015
Allowance for bad debts	$1.4	$1.7	$0.9	$(0.9)	$3.1
Allowance for returns	2.9	8.9	0.7	(5.0)	7.5
Allowance for markdowns	11.6	42.5	3.8	(39.9)	18.0
Valuation allowance	131.8	38.0	—	—	169.8
Total	$147.7	$91.1	$5.4	$(45.8)	$198.4

COACH, INC.

Quarterly Financial Data
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
Fiscal 2017(1)
Net sales	$1,037.6	$1,321.7	$995.2	$1,133.8
Gross profit	714.7	906.2	705.7	754.5
Net income	117.4	199.7	122.2	151.7
Net income per common share:
Basic	$0.42	$0.71	$0.44	$0.54
Diluted	$0.42	$0.71	$0.43	$0.53
Fiscal 2016(1)(2)
Net sales	$1,030.3	$1,273.8	$1,033.1	$1,154.6
Gross profit	696.5	859.1	713.0	782.7
Net income	96.4	170.1	112.5	81.5
Net income per common share:
Basic	$0.35	$0.61	$0.40	$0.29
Diluted	$0.35	$0.61	$0.40	$0.29
Fiscal 2015(1)
Net sales	$1,038.8	$1,219.4	$929.3	$1,004.1
Gross profit	715.4	840.0	665.5	687.7
Net income	119.1	183.5	88.1	11.7
Net income per common share:
Basic	$0.43	$0.67	$0.32	$0.04
Diluted	$0.43	$0.66	$0.32	$0.04

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

(2)
The fiscal year ended July 1, 2017 (“fiscal 2017”) was a 52-week period, the fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period and the fiscal year ended June 27, 2015 (“fiscal 2015”) was a 52-week period. The fourth quarter of fiscal 2016 included the results of the 53rd week, contributing to $84.4 million in net revenues and $0.07 in net income per diluted share.

EXHIBITS TO FORM 10-K

(a)	Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of May 7, 2017, by and among Coach, Inc., Kate Spade & Company and Chelsea Merger Sub, Inc., which is incorporated by reference from Exhibit 2.1 to Coach's Quarterly Report on Form 10-Q for the period ended April 1, 2017

3.1	Amended and Restated Bylaws of Coach, Inc., dated February 8, 2017, which is incorporated herein by reference from Exhibit 3.1 to Coach’s Current Report on Form 8-K filed on February 10, 2017
3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to Coach’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to Coach’s Current Report on Form 8-K filed on February 2, 2005
4.1	Specimen Certificate for Common Stock of Coach, which is incorporated herein by reference from Exhibit 4.1 to Coach's Registration Statement on Form S-1 (Registration No. 333-39502)
4.2
Deposit Agreement, dated November 24, 2011, between Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.3
Deed Poll, dated November 24, 2011, executed by Coach, Inc. and JPMorgan Chase Bank, N.A., as depositary, pursuant to the deposit agreement in favor of and in relation to the rights of the holders of the depositary receipts, which is incorporated by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on November 25, 2011

4.4
Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.5
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.6
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to Coach’s Current Report on Form 8-K filed on March 2, 2015

4.7
Second Supplemental Indenture, dated as of June 20, 2017, relating to the 3.000% senior unsecured notes due 2022, between the Company and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.1 to Coach's Current Report on Form 8-K, filed on June 20, 2017

4.8
Third Supplemental Indenture, dated as of June 20, 2017, relating to the 4.125% senior unsecured notes due 2027, between the Company and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to Coach's Current Report on Form 8-K, filed on June 20, 2017

4.9
Form of 3.000% senior unsecured notes due 2022 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to Coach's Current Report on Form 8-K, filed on June 20, 2017

4.10
Form of 4.125% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to Coach's Current Report on Form 8-K, filed on June 20, 2017

10.1
Purchase Agreement among Stuart Weitzman Topco LLC, Stuart Weitzman Intermediate LLC and Coach, dated January 5, 2015, which is incorporated by reference from Exhibit 10.1 to Coach’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.2
Letter Agreement between Stuart Weitzman and Coach, dated January 5, 2015, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.3†	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.4†
Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

Exhibit	Description
10.5†
Amended and Restated Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Appendix C to Coach's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on September 30, 2016

10.6†
Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

10.7†
Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010

10.8†	Amendment to the Coach, Inc. 2010 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014
10.9†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

10.10†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 18, 2015), which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on September 25, 2015

10.11†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 23, 2016), which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of the Stockholders, filed on September 30, 2016

10.12†
Form of Stock Option Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.21 to Coach's Annual Report on Form 10-K for the period ended June 27, 2015

10.13†
Form of Restricted Stock Unit Award Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.22 to Coach's Annual Report on Form 10-K for the period ended June 27, 2015

10.14†
Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.23 to Coach's Annual Report on Form 10-K for the period ended June 27, 2015

10.15†
Form of Stock Option Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.24 to Coach's Annual Report on Form 10-K for the period ended June 27, 2015

10.16†
Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.25 to Coach's Annual Report on Form 10-K for the period ended June 27, 2015

10.17†
Coach, Inc. 2013 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed on September 27, 2013

10.18†
Letter Agreement, dated February 13, 2013, between Coach and Victor Luis, which is incorporated herein by reference from Exhibit 10.29 to Coach’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.19†
Employment Offer Letter, dated January 26, 2015, between Coach and Ian Bickley, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.20†
Employment Offer Letter, dated January 26, 2015, between Coach and Andre Cohen, which is incorporated by reference from Exhibit 10.2 to Coach’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.21†	Letter Agreement, dated June 22, 2015, between Coach and Sarah Dunn, which is incorporated by reference from Exhibit 10.3 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.22†	Letter Agreement, dated June 22, 2015, between Coach and Todd Kahn, which is incorporated by reference from Exhibit 10.2 to Coach’s Current Report on Form 8-K, filed on June 22, 2015
10.23†	Letter Agreement, dated August 22, 2016, between Coach and Victor Luis, which is incorporated by reference from Exhibit 10.1 to Coach's Current Report on Form 8-K, filed on August 26, 2016
10.24†	Letter Agreement, dated August 22, 2016, between Coach and Ian Bickley, which is incorporated by reference from Exhibit 10.1 to Coach's Current Report on Form 8-K, filed on August 26, 2016
10.25†	Letter Agreement, dated September 8, 2016, between Coach and Andre Cohen, which is incorporated by reference from Exhibit 10.1 to Coach's Current Report on Form 8-K, filed on September 9, 2016
10.26
Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC, which is incorporated by reference from Exhibit 10.1 to Coach's Quarterly Report on Form 10-Q for the period ended October 1, 2016

Exhibit	Description
10.27
Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP, which is incorporated by reference from Exhibit 10.2 to Coach's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.28
Amended and Restated Development Agreement, dated as of August 1, 2016, by and between ERY Developer LLC and Coach Legacy Yards LLC, which is incorporated by reference from Exhibit 10.3 to Coach's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.29
Termination and Release of the Coach Guaranty, dated as of August 1, 2016, by and between Podium Fund Tower C SPV LLC and ERY Developer LLC, which is incorporated by reference from Exhibit 10.4 to Coach's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.30†
Employment Offer Letter, dated December 12, 2016, between Coach and Kevin Wills, which is incorporated by reference from Exhibit 10.4 to Coach's Quarterly Report on Form 10-Q for the period ended December 31, 2016

10.31†
Employment Offer Letter, dated March 27, 2017, between Coach and Joshua Schulman, which is incorporated by reference from Exhibit 10.1 to Coach's Quarterly Report on Form 10-Q for the period ended April 1, 2017

10.32
Commitment Letter, dated May 7, 2017, among Coach, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., which is incorporated by reference from Exhibit 10.2 to Coach's Quarterly Report on Form 10-Q for the period ended April 1, 2017

10.33
Credit Agreement, dated as of May 30, 2017, by and among Coach, Inc., Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as Co-Syndication Agents, and the other lenders party thereto, which is incorporated by reference from Exhibit 10.1 to Coach's Current Report on Form 8-K, filed on May 31, 2017

12*	Computation of Ratio of Earnings to Fixed Charges
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to Coach’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Coach, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

†	Management contract or compensatory plan or arrangement.