Form 10-Q
period 2017-09-30
TAPESTRY, INC.
filed 2017-11-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16153

Tapestry, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Hudson Yards, New York, NY 10001
(Address of principal executive offices); (Zip Code)
(212) 594-1850
(Registrant’s telephone number, including area code)
Coach, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 27, 2017 the Registrant had 284,375,237 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

On October 31, 2017, the Company changed its name to Tapestry, Inc. In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach", "Stuart Weitzman" or "Kate Spade", or "kate spade new york" refer only to the identified brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including but not limited to: (i) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global lifestyle brand; (ii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (iii) our ability to successfully execute and achieve efficiencies and other benefits related to our multi-year transformation plan and operational efficiency initiatives; (iv) the effect of existing and new competition in the market; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell and source our product; (vi) our ability to retain the value of our brands and to respond to changing fashion trends in a timely manner; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations in our sales or operating results; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 filed as Coach, Inc. Tapestry assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
 WHERE YOU CAN FIND MORE INFORMATION
Tapestry's quarterly financial results and other important information are available by calling the Investor Relations Department at (212) 629-2618.
Tapestry maintains its website at www.tapestry.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the Securities and Exchange Commission (the "SEC").
 INFORMATION REGARDING HONG KONG DEPOSITORY RECEIPTS
Tapestry's Hong Kong Depositary Receipts are traded on The Stock Exchange of Hong Kong Limited under the symbol 6388. Neither the Hong Kong Depositary Receipts nor the Hong Kong Depositary Shares evidenced thereby have been or will be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States or to, or for the account of, a U.S. Person (within the meaning of Regulation S under the Securities Act), absent registration or an applicable exemption from the registration requirements. Hedging transactions involving these securities may not be conducted unless in compliance with the Securities Act.

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	July 1, 2017
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,373.3	$2,672.9
Short-term investments	297.6	410.7
Trade accounts receivable, less allowances of $1.9 and $1.9, respectively	302.7	268.0
Inventories	852.8	469.7
Income tax receivable	65.0	41.5
Prepaid expenses and other current assets	130.9	90.5
Total current assets	3,022.3	3,953.3
Property and equipment, net	860.8	691.4
Long-term investments	70.0	75.1
Goodwill	1,410.2	480.5
Intangible assets	1,753.1	340.8
Deferred income taxes	204.1	170.5
Other assets	133.9	120.0
Total assets	$7,454.4	$5,831.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$292.7	$194.6
Accrued liabilities	641.6	559.2
Current debt	800.6	—
Total current liabilities	1,734.9	753.8
Long-term debt	1,888.2	1,579.5
Other liabilities	891.3	496.4
Total liabilities	4,514.4	2,829.7

See Note 14 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 284.2 million and 281.9 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,024.4	2,978.3
(Accumulated deficit) retained earnings	(5.9)	107.7
Accumulated other comprehensive loss	(81.3)	(86.9)
Total stockholders' equity	2,940.0	3,001.9
Total liabilities and stockholders' equity	$7,454.4	$5,831.6

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2017	October 1, 2016
	(millions, except per share data)
	(unaudited)
Net sales	$1,288.9	$1,037.6
Cost of sales	524.5	322.9
Gross profit	764.4	714.7
Selling, general and administrative expenses	786.2	548.8
Operating (loss) income	(21.8)	165.9
Interest expense, net	20.5	5.7
(Loss) income before provision for income taxes	(42.3)	160.2
Provision for income taxes	(24.6)	42.8
Net (loss) income	$(17.7)	$117.4
Net (loss) income per share:
Basic	$(0.06)	$0.42
Diluted	$(0.06)	$0.42
Shares used in computing net (loss) income per share:
Basic	283.2	279.5
Diluted	286.7	281.9
Cash dividends declared per common share	$0.3375	$0.3375

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	September 30, 2017	October 1, 2016
	(millions)
	(unaudited)
Net (loss) income	$(17.7)	$117.4
Other comprehensive income, net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(3.1)	2.9
Unrealized gains (losses) on available-for-sale investments, net	0.2	(0.5)
Foreign currency translation adjustments	8.5	2.9
Other comprehensive income, net of tax	5.6	5.3
Comprehensive (loss) income	$(12.1)	$122.7

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30, 2017	October 1, 2016
	(millions)
	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net (loss) income	$(17.7)	$117.4
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	65.5	52.3
Provision for bad debt	0.3	—
Share-based compensation	20.0	16.0
Excess tax effect from share-based compensation	—	(0.4)
Integration and restructuring activities	94.6	3.0
Deferred income taxes	(23.6)	4.8
Other non-cash charges, net	(3.2)	3.4
Changes in operating assets and liabilities:
Trade accounts receivable	31.6	0.6
Inventories	(156.0)	(86.1)
Accounts payable	(23.8)	(8.0)
Accrued liabilities	(45.7)	(114.3)
Other liabilities	(38.9)	(13.9)
Other assets	(6.9)	(12.9)
Net cash used in operating activities	(103.8)	(38.1)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Hudson Yards sale of investments	—	680.6
Acquisition of Kate Spade, net of cash acquired	(2,320.2)	—
Purchases of investments	(3.0)	(204.2)
Proceeds from maturities and sales of investments	150.5	153.6
Purchases of property and equipment	(48.9)	(67.6)
Acquisition of lease rights, net	—	(6.8)
Net cash (used in) provided by investing activities	(2,221.6)	555.6
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Dividend payments	(95.1)	(94.0)
Proceeds from issuance of debt	1,100.0	—
Repayment of debt	—	(285.0)
Proceeds from share-based awards	43.5	20.7
Taxes paid to net settle share-based awards	(26.0)	(19.5)
Excess tax effect from share-based compensation	—	0.4
Net cash provided by (used in) financing activities	1,022.4	(377.4)
Effect of exchange rate changes on cash and cash equivalents	3.4	0.9
(Decrease) increase in cash and cash equivalents	(1,299.6)	141.0
Cash and cash equivalents at beginning of period	2,672.9	859.0
Cash and cash equivalents at end of period	$1,373.3	$1,000.0
Supplemental information:
Cash paid for income taxes, net	$22.5	$75.1
Cash paid for interest	$12.8	$13.2
Noncash investing activity - property and equipment obligations	$46.5	$52.4

See accompanying Notes.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a leading New York-based house of modern luxury accessories and lifestyle brands. Tapestry owns the Coach, Kate Spade and Stuart Weitzman brands. The Company’s primary product offerings, manufactured by third-party suppliers, include women’s and men’s bags, small leather goods, footwear, ready-to-wear including outerwear, watches, weekend and travel accessories, scarves, eyewear, fragrance, jewelry and other lifestyle products.
The Coach segment includes worldwide sales of Coach brand products to customers through Coach operated stores, including the Internet, concession shop-in-shops and sales to wholesale customers and independent third party distributors.
The Kate Spade segment includes worldwide sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, concession shop-in-shops, independent third party distributors and to wholesale customers.
The Stuart Weitzman segment includes worldwide sales of Stuart Weitzman brand products primarily to wholesale customers, numerous independent third party distributors and through Stuart Weitzman operated stores, including the Internet.
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 1, 2017.
The results of operations, cash flows and comprehensive loss for the three months ended September 30, 2017 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2018 ("fiscal 2018").
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company ("Kate Spade"). The operating results of Kate Spade have been consolidated in the Company's operating results commencing on July, 11, 2017.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2018 will be a 52-week period. Fiscal 2017 ended on July 1, 2017 and was also a 52-week period ("fiscal 2017"). The first quarter of fiscal 2018 ended on September 30, 2017 and was a 13-week period. The first quarter of fiscal 2017 ended on October 1, 2016 and was also a 13-week period.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Principles of Consolidation
These unaudited interim condensed consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, including the realignment of the Company's segment reporting structure, as further described in Note 15, "Segment Information."
3. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
During the first quarter of fiscal 2018, the Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows beginning in fiscal 2018. Additionally, the Company began recognizing all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The Company adopted this standard prospectively, which resulted in a decrease in the tax provision of $7.7 million for the three months ended September 30, 2017. Future impacts of the adoption of this standard on the consolidated financial statements, particularly the income tax provision, will be dependent upon future events which are unpredictable. The Company has elected to continue to estimate expected forfeitures in determining compensation expense.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements in ASC 815. This ASU's objective is to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. The requirements for the new standard will be effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted upon issuance. The Company is currently in the process of evaluating the impact that adopting ASU 2017-12 will have on its consolidated financial statements and notes thereto.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Company has a cross-functional implementation team in place that is performing a comprehensive evaluation of the impact. The Company’s evaluation efforts to date have included a review of current accounting policies and processes, as well as typical terms in contracts with customers, to identify potential differences upon the adoption of the new standard. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses), and the timing of revenue recognition thereof, will remain substantially unchanged for the Coach and Stuart Weitzman segments. The Company is still in the process of evaluating the impact of the new standard on the Kate Spade business, as well as the impact of the new standard on ancillary sources of revenue, such as its licensing business, which represented approximately 1% of total net sales in fiscal 2017. The Company is currently assessing whether the timing of recognizing contractually guaranteed minimum royalty amounts will change. The Company has not yet determined whether the guidance will be adopted using the full retrospective restatement of all prior periods presented, or using the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption.
4. INTEGRATION AND ACQUISITION COSTS
The Company completed its acquisition of Kate Spade on July 11, 2017. As a result of this acquisition, during the first quarter of fiscal 2018, the Company incurred integration and acquisition-related costs of $187.5 million. These charges recorded in cost of sales and selling, general and administrative ("SG&A") expenses were $88.4 million and $99.1 million, respectively. The charges recorded to cost of sales were recorded in the Kate Spade segment. Of the amount recorded to SG&A expenses, $67.8 million was recorded in the Kate Spade segment, $30.4 million was recorded in Corporate and $0.9 million was recorded in the Stuart Weitzman segment. The Company incurred acquisition costs of $16.9 million in fiscal 2017 related to the Kate Spade acquisition which were recorded as Corporate expense.
The Company continues to develop its plans for integration, and currently estimates that it will incur approximately $80 million in pre-tax charges, of which approximately $35 million are expected to be non-cash charges, for the remainder of fiscal 2018.
Refer to Note 6, "Acquisition" for more information related to the Kate Spade acquisition.
A summary of charges and related liabilities related to the integration and acquisition of Kate Spade is as follows:

	Purchase Accounting Adjustments (1)	Acquisition Costs (2)	Inventory-Related Charges (3)	Contractual Payments (4)	Organization-Related (5)	Other(6)	Total
				(millions)
Assumed Liability	$—	$—	$2.5	$—	$—	$—	$2.5
Fiscal 2018 charges	52.0	39.9	37.6	35.9	14.0	8.1	187.5
Cash payments	—	(38.0)	(0.8)	(28.2)	(2.6)	(5.7)	(75.3)
Non-cash charges	(52.0)	—	(37.6)	—	(2.5)	(1.7)	(93.8)
Liability as of September 30, 2017	$—	$1.9	$1.7	$7.7	$8.9	$0.7	$20.9

(1)
Purchase accounting adjustments, of which $50.8 million was recorded within cost of sales and $1.2 million was recorded in SG&A expenses within the Kate Spade segment, relate to the short-term impact of the amortization of fair value adjustments.

(2)
Acquisition costs, which were recorded to SG&A expenses, and of which $20.8 million were within Corporate expenses and $19.1 million were within the Kate Spade segment, primarily relate to deal fees associated with the acquisition.

(3)
Inventory-related charges, recorded within cost of sales in the Kate Spade segment, primarily related to reserves for the future destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials. As of September 30, 2017, a reserve of $37.8 million is included within Inventories on the Company's Condensed Consolidated Balance Sheet.

(4)
Contractual payments, which were recorded to SG&A expenses within the Kate Spade segment, primarily relate to severance and related costs as a result of pre-existing agreements that were in place with certain Kate Spade executives which became effective upon the closing of the acquisition. The amounts do not include expense of $2.4 million that was recorded as part of the Company's ongoing operations. For the remainder of fiscal 2018, the Company expects to incur costs of approximately $17 million in connection with these agreements, of which approximately $13 million will be considered an integration charge.

(5)
Organization-related costs, which were recorded to SG&A expenses, and of which $9.8 million were within the Kate Spade segment and $4.2 million within Corporate expenses, primarily relate to severance related charges, including $2.5 million of accelerated share-based compensation expense.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(6)
Other primarily relates to professional fees and asset write-offs. These costs were recorded to SG&A expenses, of which $5.4 million was recorded within Corporate expenses, $1.8 million was recorded to Kate Spade and $0.9 million was recorded to Stuart Weitzman.

5. RESTRUCTURING ACTIVITIES
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
During the three months ended September 30, 2017, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $3.1 million, primarily due to technology infrastructure costs and organizational efficiency costs. During the three months ended October 1, 2016, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $7.1 million, primarily due to organizational efficiency costs and, to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $71.0 million. The remaining charges under this plan will approximate $5-10 million within Corporate expenses in fiscal 2018.
A summary of charges and related liabilities under the Company's Operational Efficiency Plan is as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	15.6	8.0	0.4	24.0
Cash payments	(23.3)	(7.7)	(3.0)	(34.0)
Non-cash charges	(7.9)	—	(0.6)	(8.5)
Liability as of July 1, 2017	$6.6	$0.3	$—	$6.9
Fiscal 2018 charges	0.6	2.5	—	3.1
Cash payments	(2.8)	(2.5)	—	(5.3)
Non-cash charges	(0.8)	—	—	(0.8)
Liability as of September 30, 2017	$3.6	$0.3	$—	$3.9

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
The balances as of September 30, 2017 and July 1, 2017 are included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The above charges were recorded as Corporate expenses within the Company's Condensed Consolidated Statements of Operations. Refer to Note 15, "Segment Information," for further information.
6. ACQUISITION
Fiscal 2018 Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share for a total purchase price of $2.40 billion. As a result, Kate Spade has become a wholly owned subsidiary of the Company. The combination of the Company and Kate Spade & Company creates a leading New York-based luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations. The results of Kate Spade's operations have been presented as a segment of Tapestry within Note 15, "Segment Information" for the period commencing on July 11, 2017.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired), excluding $5.3 million of consideration which will be settled in Tapestry shares, as a result of the conversion of previously granted unvested equity awards held by Kate Spade employees. The Company funded the acquisition through cash on-hand and debt proceeds, as described in Note 11, "Debt."
The Company accounted for the acquisition of Kate Spade under the acquisition method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of the synergies expected from the acquisition.
The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period. The Company may assign goodwill to other reporting units of the Company when the analysis of expected synergies is completed. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Fair Value
(millions)
Cash and cash equivalents	$71.8
Trade accounts receivable	62.8
Inventories(1)	310.1
Prepaid expenses and other current assets	33.9
Property and equipment	175.5
Goodwill(2)	927.5
Brand(3)	1,300.0
Other intangible assets(4)	119.2
Other assets	59.0
Total assets acquired	3,059.8
Accounts payable and accrued liabilities	233.3
Deferred income taxes(5)	344.4
Other liabilities (6)	84.8
Total liabilities assumed	662.5
Total purchase price	2,397.3

Less: Cash acquired	(71.8)

Total purchase price, net of cash acquired	$2,325.5

(1) Included a step-up adjustment of approximately $67.5 million, which will be amortized over 4 months.
(2) The goodwill balance is not deductible for tax purposes.
(3) The brand intangible asset was valued based on the multi-period excess earnings method.
(4) The components of other intangible assets included favorable lease rights of approximately $72.2 million (amortized over the remainder of the underlying lease terms), customer relationships of approximately $45.0 million (amortized over 15 years) and order backlog of $2.0 million (amortized over 6 months). Favorable lease rights were valued based on a comparison of market participant information and Company-specific lease terms. The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(5)
The Company acquired approximately $209.0 million of net deferred tax assets related to Kate Spade historical federal and state net operating losses, which the Company expects to be able to utilize. The deferred tax adjustments resulting from the step-up in basis of acquired assets, most notably the brand intangible asset, resulted in an overall deferred tax liability.

(6)	Includes an adjustment for unfavorable lease rights of approximately $49.5 million (amortized over the remainder of the underlying lease terms).
The operational results of Kate Spade for the post-acquisition period from July 11, 2017 to September 30, 2017 are included in the Company’s accompanying condensed consolidated statement of operations for the three months ended September 30, 2017. Refer to Note 15, "Segment Information," for the operational results of the Kate Spade business.
The following pro forma information has been prepared as if the Kate Spade acquisition and the related debt financing had occurred as of the beginning of fiscal 2017. These adjustments include the removal of certain historical amounts. The pro forma amounts reflect the combined historical operational results for Tapestry and Kate Spade, after giving effect to adjustments related to the impact of purchase accounting, transaction costs and financing. The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:

(i)
Depreciation and amortization expenses related to the fair value adjustments to Kate Spade's property and equipment and intangible assets have been reflected in the in the first quarter of fiscal 2017. Short-term purchase accounting amortization has been excluded from the pro forma amounts due to the non-recurring nature.

(ii)	Transaction costs in the first quarter of fiscal 2018 have been excluded from the pro forma amounts due to their non-recurring nature.

(iii)
Interest expense, including amortization of deferred financing fees, of debt issued to finance the acquisition of have been reflected in the first quarter of fiscal 2017. Historical interest expense for Kate Spade has been removed.

(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 40.0%.

(v)	Earnings per share amounts are calculated using the Company's historical weighted average shares outstanding.

	Three Months Ended
	September 30, 2017	October 1, 2016
	(millions, except per share data)
Pro forma Net sales(1)	$1,321.8	$1,351.2
Pro forma Net income(1)	41.2	137.3

Pro forma Net income per share:
Basic	$0.15	$0.49
Diluted	$0.14	$0.49

(1)	The pro forma net sales for first quarter of fiscal 2018 includes revenue and operating income from the pre-combination period in fiscal 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Stuart Weitzman	Kate Spade	Total
	(millions)
Balance at July 1, 2017	$324.5	$156.0	$—	$480.5
Foreign exchange impact	1.0	1.2	—	2.2
Acquisition of goodwill(1)	—	—	927.5	927.5
Balance at September 30, 2017	$325.5	$157.2	$927.5	$1,410.2

(1) Refer to Note 6, "Acquisition," for further information. The Company may assign goodwill to other reporting units of the Company when the analysis of expected synergies is completed.
Intangible Assets
Intangible assets consist of the following:

	September 30, 2017			July 1, 2017
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$99.7	$(11.6)	$88.1	$54.7	$(9.7)	$45.0
Order backlog	2.0	(1.0)	1.0	—	—	—
Favorable lease rights	98.3	(11.1)	87.2	26.1	(7.1)	19.0
Total intangible assets subject to amortization	200.0	(23.7)	176.3	80.8	(16.8)	64.0
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	276.8	—	276.8
Total intangible assets	$1,776.8	$(23.7)	$1,753.1	$357.6	$(16.8)	$340.8
As of September 30, 2017, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2018	$15.1
Fiscal 2019	22.8
Fiscal 2020	20.9
Fiscal 2021	19.3
Fiscal 2022	17.2
Fiscal 2023	16.1
Fiscal 2024 and thereafter	64.9
Total	$176.3
The expected amortization expense above reflects remaining useful lives ranging from approximately 12.3 to 14.8 years for customer relationships and the remaining lease terms ranging from approximately 3 months to 17.5 years for favorable lease rights.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	117.4	—	117.4
Other comprehensive income	—	—	—	—	5.3	5.3
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	1.1	—	—	1.1
Share-based compensation	—	—	16.0	—	—	16.0
Excess tax effect from share-based compensation	—	—	0.4	—	—	0.4
Dividends declared ($0.3375 per share)	—	—	—	(94.6)	—	(94.6)
Balance at October 1, 2016	280.3	$2.8	$2,874.6	$(81.3)	$(67.6)	$2,728.5

Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net loss	—	—	—	(17.7)	—	(17.7)
Other comprehensive income	—	—	—	—	5.6	5.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.3	—	17.5	—	—	17.5
Share-based compensation	—	—	23.3	—	—	23.3
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($0.3375 per share)	—	—	—	(95.9)	—	(95.9)
Balance at September 30, 2017	284.2	$2.8	$3,024.4	$(5.9)	$(81.3)	$2,940.0

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows:

	Unrealized (Losses) Gains on Cash Flow Hedges(1)	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	0.1	(0.5)	2.9	—	2.5
Less: losses reclassified from accumulated other comprehensive income to earnings	(2.8)	—	—	—	(2.8)
Net current-period other comprehensive income (loss)	2.9	(0.5)	2.9	—	5.3
Balances at October 1, 2016	$(5.9)	$(0.2)	$(60.0)	$(1.5)	$(67.6)

Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive (loss) income before reclassifications	(1.5)	0.2	8.5	—	7.2
Less: income reclassified from accumulated other comprehensive income to earnings	1.6	—	—	—	1.6
Net current-period other comprehensive (loss) income	(3.1)	0.2	8.5	—	5.6
Balances at September 30, 2017	$(0.1)	$(0.2)	$(80.6)	$(0.4)	$(81.3)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($1.1) million and $3.0 million as of September 30, 2017 and October 1, 2016, respectively. The amounts reclassified from AOCI are net of tax of ($1.0) million and $1.4 million as of September 30, 2017 and October 1, 2016, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at September 30, 2017 and October 1, 2016 are net of tax of $0.2 million and $0.8 million, respectively.

9. EARNINGS PER SHARE
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(millions, except per share data)
Net (loss) income	$(17.7)	$117.4

Weighted-average basic shares	283.2	279.5
Effect of dilutive securities	3.5	2.4
Weighted-average diluted shares	286.7	281.9

Net (loss) income per share:
Basic	$(0.06)	$0.42
Diluted	$(0.06)	$0.42

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 30, 2017 and October 1, 2016, there were 5.2 million and 9.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	September 30, 2017(1)	October 1, 2016
	(millions)
Share-based compensation expense	$23.3	$16.0
Income tax benefit related to share-based compensation expense	7.6	4.7

(1)
During the three months ended September 30, 2017, the Company incurred $2.5 million of share-based compensation expense related to Kate Spade integration severance as well as $0.8 million of expense under the Company's Operational Efficiency Plan.

Stock Options
A summary of stock option activity during the three months ended September 30, 2017 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at July 1, 2017	15.0	$39.75
Granted	2.9	41.00
Exercised	(1.2)	45.69
Forfeited or expired	(0.3)	39.29
Outstanding at September 30, 2017	16.4	39.54
Vested and expected to vest at September 30, 2017	16.3	42.28
Exercisable at September 30, 2017	10.1	42.83
At September 30, 2017, $36.9 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.5 years.
The weighted-average grant-date fair value of options granted during the three months ended September 30, 2017 and October 1, 2016 was $7.69 and $7.29, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2017 and October 1, 2016 was $9.2 million and $5.7 million, respectively. The total cash received from option exercises was $43.5 million for the three months ended September 30, 2017 and $20.7 million for the three months ended October 1, 2016, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $4.2 million and $2.1 million, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 30, 2017 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 1, 2017	3.5	$50.28
Granted	1.5	41.11
Awards issued in connection with acquisition	0.4	47.26
Vested	(1.5)	47.45
Forfeited	(0.1)	39.59
Non-vested at September 30, 2017	3.8	47.74
At September 30, 2017, $105.1 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.4 years.
The weighted-average grant-date fair value of share awards granted during the three months ended September 30, 2017 and October 1, 2016 was $41.11 and $39.88, respectively. The total fair value of shares vested during the three months ended September 30, 2017 and October 1, 2016 was $70.2 million and $62.1 million, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 30, 2017 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 1, 2017	1.5	$37.78
Granted	0.3	41.26
Change due to performance condition achievement	(0.1)	36.29
Vested	(0.2)	46.90
Forfeited(1)	—	36.36
Non-vested at September 30, 2017	1.5	37.36

(1)	During the three months ended September 30, 2017, fewer than 0.1 million PRSU shares forfeited.
At September 30, 2017, $17.6 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.2 years.
Included in the non-vested amount at September 30, 2017 are approximately 0.6 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the three months ended September 30, 2017 with this performance criteria. The remaining 0.8 million PRSU awards included in the non-vested amount are based on certain Company-specific financial and operational metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 30, 2017 and October 1, 2016 was $41.26 and $39.92, respectively. The total fair value of awards that vested during the three months ended September 30, 2017 and October 1, 2016 was $11.4 million and $0.9 million, respectively.
In the three months ended September 30, 2017 and October 1, 2016, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $16.7 million and $18.3 million, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 30, 2017	July 1, 2017
	(millions)
Current Debt:
Term Loan	$800.0	$—
Capital Lease Obligations	0.6	—
Total Current Debt	$800.6	$—

Long-Term Debt:
Term Loan	$300.0	$—
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Capital Lease Obligations	7.8	—
Total Long-Term Debt	1,907.8	1,600.0
Less: Unamortized Discount and Debt Issuance Costs	(19.6)	(20.5)
Total Long-Term Debt, net	$1,888.2	$1,579.5
During the three months ended September 30, 2017 and three months ended October 1, 2016, the Company recognized interest expense related to its debt of $24.4 million and $7.4 million, respectively.
Bridge Facility
On May 7, 2017, the Company entered into a bridge facility commitment letter (the "Bridge Facility") pursuant to which Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. (together, "BofA Merrill Lynch") committed to provide up to $2.1 billion under a 364-day senior unsecured bridge term loan credit facility to finance the Kate Spade acquisition in the event that the Company had not issued senior unsecured notes and obtained term loans prior to the consummation of the acquisition. As of September 30, 2017, the Bridge Facility has been terminated.
Credit Facilities/Term Loans
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility,” collectively with the Term Loan Facilities, "the Facility"). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. On July 10, 2017, the Company borrowed $800.0 million under the Six-Month Term Loan Facility and $300.0 million under the Three-Year Term Loan Facility to pay a portion of the purchase price of the Company's acquisition of Kate Spade. Under the Term Loan Facilities, there were total borrowings of $1.1 billion outstanding and no outstanding borrowings on the Revolving Credit Facility as of September 30, 2017.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
2025 Senior Notes
On March 2, 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Interest is payable semi-annually on April 1 and October 1 beginning October 1, 2015. Prior to January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 2025 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Senior Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2025 Senior Notes calculated as if the maturity date of the 2025 Senior Notes was January 1, 2025 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture for the 2025 Senior Notes) plus 35 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date. On and after January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 2025 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to 100% of the principal amount of the 2025 Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date.
2022 Senior Notes
On June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. Prior to June 15, 2022 (one month prior to the scheduled maturity date), the Company may redeem the 3.000% Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2022 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2022 Senior Notes calculated as if the maturity date of the 2022 Senior Notes was June 15, 2022 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 25 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date.
2027 Senior Notes
On June 20, 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. Prior to April 15, 2027 (the date that is three months prior to the scheduled maturity date), the Company may redeem the 2027 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2027 Senior Notes calculated as if the maturity date of the 2027 Senior Notes was April 15, 2027 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 30 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date.
At September 30, 2017 and July 1, 2017, the total fair value of the 2025, 2022 and 2027 Senior Notes was approximately $1.63 billion and $1.62 billion, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
12. FAIR VALUE MEASUREMENTS
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 30, 2017 and July 1, 2017:

	Level 1		Level 2		Level 3
	September 30, 2017	July 1, 2017	September 30, 2017	July 1, 2017	September 30, 2017	July 1, 2017
	(millions)
Assets:
Cash equivalents(1)	$449.8	$760.0	$62.5	$226.0	$—	$—
Short-term investments:
Time deposits(2)	—	—	0.6	0.6	—	—
Commercial paper(2)	—	—	28.9	68.8	—	—
Government securities - U.S.(2)	69.8	130.4	—	—	—	—
Corporate debt securities - U.S.(2)	—	—	110.3	116.2	—	—
Corporate debt securities - non U.S.(2)	—	—	82.9	92.6	—	—
Other	—	—	5.1	2.1	—	—
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	29.2	46.9	—	—
Corporate debt securities - non U.S.(3)	—	—	10.9	28.2	—	—
Derivative Assets:
Inventory-related hedges(4)	—	—	4.0	3.5	—	—
Intercompany loan hedges(4)	—	—	1.0	—	—	—
Liabilities:
Derivative liabilities:
Inventory-related hedges(4)	—	—	4.1	1.0	—	—
Intercompany loan hedges(4)	—	—	0.1	0.7	—	—

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of September 30, 2017 and July 1, 2017:

	September 30, 2017			July 1, 2017
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$28.9	$—	$28.9	$68.8	$—	$68.8
Government securities - U.S.(2)	69.8	—	69.8	130.4	—	130.4
Corporate debt securities - U.S.(2)	110.3	29.2	139.5	116.2	46.9	163.1
Corporate debt securities - non-U.S.(2)	82.9	10.9	93.8	92.6	28.2	120.8
Available-for-sale investments, total	$291.9	$40.1	$332.0	$408.0	$75.1	$483.1
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other(3)	5.1	29.9	35.0	2.1	—	2.1
Total Investments	$297.6	$70.0	$367.6	$410.7	$75.1	$485.8

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of September 30, 2017 have maturity dates between calendar years 2017 and 2019 and are recorded at fair value.

(3)
Other long-term investments relate to Kate Spade's investments in joint ventures. The Company accounts for its investments in the joint ventures under the equity method of accounting. The Company and Walton Brown each own 50.0% of the shares of KS China Co., Limited and KS HMT Co., Limited, the holding company for the Kate Spade businesses in Hong Kong, Macau and Taiwan. With an equal partnership structure, the Company and Walton Brown actively manage the businesses together.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended September 30, 2017 and July 1, 2017.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit and bank guarantees totaling $17.5 million and $9.0 million outstanding at September 30, 2017 and July 1, 2017, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Other
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
Kate Spade & Company Acquisition
In connection with the acquisition of Kate Spade & Company, pre-existing agreements were in place with certain Kate Spade executives which became effective upon the closing of the acquisition. Refer to Note 4, "Integration and Acquisition Costs," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

15. SEGMENT INFORMATION
Prior to the first quarter of fiscal 2018, the Company had the following three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018, the Company realigned its business following the acquisition of Kate Spade. The Company now has three reportable segments, which are the Company's operating segments. These segments are based on its business activities and organization:

•
Coach - Includes worldwide sales of Coach brand products to customers through Coach-operated stores, including the Internet, concession shop-in-shops and sales to wholesale customers and independent third party distributors.

•
Kate Spade - Includes worldwide sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, concession shop-in-shops, independent third party distributors and to wholesale customers.

•
Stuart Weitzman - Includes worldwide sales of Stuart Weitzman brand products primarily to wholesale customers, numerous independent third party distributors and through Stuart Weitzman operated stores, including the Internet.

The new segment structure is consistent with how the Company establishes its overall business strategy, allocates resources and assesses performance of its business. Additionally, certain costs were reclassified from Corporate unallocated to the Coach and Stuart Weitzman segments, as the costs can now be specifically identified to each segment.
The following table summarizes segment performance for the three months ended September 30, 2017 and October 1, 2016:

	Coach	Kate Spade(1)	Stuart Weitzman	Corporate(2)	Total
	(millions)
Three Months Ended September 30, 2017

Net sales	$923.7	$268.8	$96.4	$—	$1,288.9
Gross profit	632.1	76.3	56.0	—	764.4
Operating income (loss)	198.3	(134.9)	8.4	(93.6)	(21.8)
Income (loss) before provision for income taxes	198.3	(134.9)	8.4	(114.1)	(42.3)
Depreciation and amortization expense(3)	38.1	10.4	4.0	13.0	65.5
Additions to long-lived assets	29.1	6.9	0.7	12.2	48.9

Three Months Ended October 1, 2016

Net sales	$950.1	$—	$87.5	$—	$1,037.6
Gross profit	663.6	—	51.1	—	714.7
Operating income (loss)	232.3	—	3.9	(70.3)	165.9
Income (loss) before provision for income taxes	232.3	—	3.9	(76.0)	160.2
Depreciation and amortization expense(3)	35.6	—	3.8	15.9	55.3
Additions to long-lived assets	42.9	—	9.1	15.6	67.6

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of Kate Spade have been consolidated in the Company's operating results commencing on July 11, 2017. Kate Spade's sales are primarily generated by kate spade new york brand women's handbags, small leather goods, ready-to-wear and jewelry. Kate Spade's assets are primarily located in the U.S.

(2)
Corporate, which is not a reportable segment represents certain costs that are not directly attributable to a brand. These costs primarily represent administration and information systems expense. Furthermore, certain integration and acquisition costs as well as costs under the Company's Operational Efficiency Plan as described in Note 4, "Integration and Acquisition Costs" and Note 5, "Restructuring Activities," respectively, are included as Corporate expenses.

During the three months ended September 30, 2017, Operational Efficiency Plan charges recorded within SG&A expenses were $3.1 million. Furthermore, during the three months ended September 30, 2017, $30.4 million of charges related to

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

integration and acquisition-related activities were recorded within Corporate costs. During the three months ended October 1, 2016, Operational Efficiency Plan costs recorded within SG&A expenses were $7.1 million. During the three months ended October 1, 2016, $2.4 million of charges related to the Stuart Weitzman contingent earn out payments and other integration-related activities were recorded within Corporate costs.

(3)
Depreciation and amortization expense includes $3.0 million of Operational Efficiency Plan charges for the three months ended October 1, 2016. These charges are recorded as Corporate expenses. There were no costs incurred during the three months ended September 30, 2017.

16. HEADQUARTERS TRANSACTIONS
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
Sublease Agreement
On September 13, 2017, the Company entered into a Sublease (the "Sublease"), as sublandlord, with The Guardian Life Insurance Company of America, a New York mutual insurance company ("Guardian"), as subtenant, pursuant to which the Company has agreed to sublease to Guardian three floors of the Company's leased space at 10 Hudson Yards, New York, NY, consisting of approximately 148,813 square feet of office space. The term of the Sublease expires on June 29, 2036 (the "Expiration Date"). The rent commencement date under the Sublease is estimated to occur on February 1, 2019.
Under the terms of the sublease, and assuming a rent commencement date of February 1, 2019, Guardian has agreed to pay monthly base rent to the Company of approximately $0.8 million from March 1, 2019 through June 30, 2019 and monthly base rent ranging from approximately $1.1 million to $1.3 million depending on the period from July 1, 2019 through the Expiration Date. In addition to monthly base rent, Guardian has agreed to pay to the Company Guardian’s proportionate share of increases in payments in lieu of taxes and taxes over the tax year commencing July 1, 2019, as well as Guardian’s proportionate share of increases in operating expenses over the operating year commencing January 1, 2019.  Subject to certain customary conditions set forth in the Sublease, the Company has agreed to reimburse Guardian for certain subtenant improvements in an amount equal to $80.00 per rentable square foot, or approximately $11.9 million in the aggregate, subject to a deduction equal to $10.00 per rentable square foot, or approximately $1.5 million in the aggregate, for work previously performed by or on behalf of the Company.
17. SUBSEQUENT EVENT
Tapestry, Inc.
On October 11, 2017, the Company announced that it was changing its name to Tapestry, Inc., (NYSE: TPR). This change was effective as of October 31, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read together with the Company's condensed consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms "the Company," "Tapestry," "we," "us" and "our" refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach", "Stuart Weitzman" or the "Kate Spade", or "kate spade new york" refer only to the identified brand.
EXECUTIVE OVERVIEW
Tapestry is a leading New York-based house of modern luxury accessories and lifestyle brands. The Company and its brands are founded upon a creative and consumer-led view that stands for inclusivity and approachability. The Coach brand was established in New York City in 1941 and is a leading design house of modern luxury accessories and lifestyle collections, with a long-standing reputation built on quality craftsmanship. The Company acquired Stuart Weitzman, a leader in women's designer footwear, during the fourth quarter of fiscal 2015. On July 11, 2017, the Company completed its acquisition of Kate Spade. From handbags, accessories and ready-to-wear, kate spade new york's products invite women around the world to live every day uniquely and to the fullest. The operating results of Kate Spade have been consolidated in the Company's operating results commencing on July 11, 2017.
Prior to the first quarter of fiscal 2018, the Company had three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018 and as a result of the Kate Spade acquisition, the Company aligned its reportable segments with the new structure of its business. As a result, the Company has three reportable segments:

•
Coach - Includes worldwide sales of Coach brand products to customers through Coach operated stores, including the Internet, concession shop-in-shops and sales to wholesale customers and independent third party distributors.

•
Kate Spade - Includes worldwide sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, concession shop-in-shops, independent third party distributors and wholesale customers.

•
Stuart Weitzman - Includes worldwide sales of Stuart Weitzman brand products to customers primarily through wholesale customers, numerous third party distributors and Stuart Weitzman operated stores, including the Internet.

 Each of our brands is unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Our success does not depend solely on the performance of a single channel, geographic area or brand.
Kate Spade Integration and Acquisition
The Company completed its acquisition of Kate Spade on July 11, 2017. As a result, the Company incurred charges related to the integration and acquisition of the business. These charges are primarily associated with purchase price accounting adjustments, acquisition costs, inventory-related charges, contractual payments and organization-related expenses. The Company continues to develop its plans for integration, and currently estimates that it will incur approximately $80 million in pre-tax charges, of which approximately $35 million are expected to be non-cash charges, for the remainder of fiscal 2018.
Refer to Note 4, "Integration and Acquisition Costs," and "GAAP to Non-GAAP Reconciliation" for further information.
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan were recorded within SG&A expenses, and were substantially completed by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. The Company has incurred charges to date of $71.0 million. The remaining charges under this plan approximate $5-10 million recorded in Corporate and are expected to be complete by the end of fiscal 2018.
Refer to Note 5, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation" for further information.

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
Political and economic instability or changing macroeconomic conditions that exist or may arise in our major markets may further contribute to this uncertainty, including the potential impact of (1) new policies that may be implemented by the U.S. presidential administration and government, particularly with respect to tax and trade policies, or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U.") in its referendum on June 23, 2016, commonly known as "Brexit." Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. has two years to complete these negotiations.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

FIRST QUARTER FISCAL 2018 COMPARED TO FIRST QUARTER FISCAL 2017
The following table summarizes results of operations for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 30, 2017		October 1, 2016		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,288.9	100.0%	$1,037.6	100.0%	$251.3	24.2%
Gross profit	764.4	59.3	714.7	68.9	49.7	7.0
SG&A expenses	786.2	61.0	548.8	52.9	237.4	43.2
Operating (loss) income	(21.8)	(1.7)	165.9	16.0	(187.7)	NM
Interest expense, net	20.5	1.6	5.7	0.5	14.8	NM
Provision for income taxes	(24.6)	(1.9)	42.8	4.1	(67.4)	NM
Net (loss) income	(17.7)	(1.4)	117.4	11.3	(135.1)	NM
Net (loss) income per share:
Basic	$(0.06)		$0.42		$(0.48)	NM
Diluted	$(0.06)		$0.42		$(0.48)	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2018 and fiscal 2017 reflect the impact of the Operational Efficiency Plan and Integration and Acquisition costs, as noted in the following tables. Refer to page 31 for further discussion on the Non-GAAP Measures.
First Quarter Fiscal 2018 Items

	Three Months Ended September 30, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$764.4	$—	$(88.4)	$852.8
SG&A expenses	786.2	3.1	99.1	684.0
Operating (loss) income	(21.8)	(3.1)	(187.5)	168.8
(Loss) income before provision for income taxes	(42.3)	(3.1)	(187.5)	148.3
Provision for income taxes	(24.6)	(1.0)	(52.2)	28.6
Net (loss) income	(17.7)	(2.1)	(135.3)	119.7
Diluted net (loss) income per share	(0.06)	(0.01)	(0.47)	0.42
In the first quarter of fiscal 2018 the Company incurred pre-tax adjustments as follows:

•
Operational Efficiency Plan - Total charges of $3.1 million primarily related to technology infrastructure and organizational efficiency costs. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information regarding this plan.

•	Integration & Acquisition Costs - Total charges of $187.5 million, primarily attributable to the integration and acquisition of Kate Spade. These charges include:

◦	Limited life purchase accounting adjustments

◦	Acquisition costs

◦	Inventory reserves established primarily for the destruction of inventory

◦	Severance and related costs as a result of agreements with certain Kate Spade executives

◦	Organizational costs as a result of integration
Refer to the "Executive Overview" herein and Note 4, "Integration & Acquisition Costs," for more information.
These actions taken together increased the Company's cost of sales by $88.4 million and SG&A expenses by $102.2 million, negatively impacting net income by $137.4 million or $0.48 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment for the first quarter of fiscal 2018:

	Three Months Ended September 30, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade(1)(2)	Stuart Weitzman(2)	Corporate(2)(3)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	(88.4)	—	—
Gross profit	$764.4	$—	$(88.4)	$—	$—	$852.8

SG&A
Integration & Acquisition		—	67.8	0.9	30.4
Operational Efficiency Plan		—	—	—	3.1
SG&A	$786.2	$—	$67.8	$0.9	$33.5	$684.0

Operating (loss) income	$(21.8)	$—	$(156.2)	$(0.9)	$(33.5)	$168.8

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

(2)	Refer to Note 4, "Integration and Acquisition Costs" and Note 5, "Restructuring Activities," for further information.

(3)	Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily represent administration and information systems expense.

First Quarter Fiscal 2017 Items

	Three Months Ended October 1, 2016
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$714.7	$—	$(0.4)	$715.1
SG&A expenses	548.8	7.1	3.4	538.3
Operating income	165.9	(7.1)	(3.8)	176.8
Income before provision for income taxes	160.2	(7.1)	(3.8)	171.1
Provision for income taxes	42.8	(1.5)	(0.8)	45.1
Net income	117.4	(5.6)	(3.0)	126.0
Diluted net income per share	0.42	(0.02)	(0.01)	0.45
In the first quarter of fiscal 2017, the Company incurred pre-tax adjustments as follows:
•Operational Efficiency Plan - $7.1 million primarily related to organizational efficiency costs and, to a lesser extent, network optimization costs.
•Integration & Acquisition Costs - $3.8 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $3.2 million is primarily related to charges attributable to contingent payments and integration-related activities (of which $2.4 million is recorded within Corporate expenses and $0.8 million is recorded within the Stuart Weitzman segment), and $0.6 million related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up and distributor relationships, all recorded within the Stuart Weitzman segment.
These actions taken together increased the Company's SG&A expenses by $10.5 million and cost of sales by $0.4 million, negatively impacting net income by $8.6 million or $0.03 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment for the first quarter of fiscal 2017:

	Three Months Ended October 1, 2016
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman(1)	Corporate(1)(2)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	—	(0.4)	—
Gross profit	$714.7	$—	$—	$(0.4)	$—	$715.1

SG&A
Integration & Acquisition		—	—	1.0	2.4
Operational Efficiency Plan		—	—	—	7.1
SG&A	$548.8	$—	$—	$1.0	$9.5	$538.3

Operating income	$165.9	$—	$—	$(1.4)	$(9.5)	$176.8

(1)	Refer to Note 5, "Restructuring Activities", for more information.

(2)	Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily represent administration and information systems expense.

Tapestry, Inc. Summary – First Quarter of Fiscal 2018
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2018 compared to fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first quarter of fiscal 2018 increased 24.2% to $1.29 billion, primarily due to the Kate Spade acquisition. Excluding the results of Kate Spade, net sales decreased by 1.7% to $1.02 billion, due to decreased revenues from Coach partially offset by increased revenues from Stuart Weitzman. Excluding the effects of foreign currency, net sales increased 25.2% or $261.8 million.
Gross Profit
Gross profit increased 7.0% or $49.7 million to $764.4 million in the first quarter of fiscal 2018 from $714.7 million in the first quarter of fiscal 2017. Gross margin for the first quarter of fiscal 2018 was 59.3% as compared to 68.9% in the first quarter of fiscal 2017. Excluding Non-GAAP charges, gross profit increased 19.3% or $137.7 million to $852.8 million in the first quarter of fiscal 2018 from $715.1 million in the first quarter of fiscal 2017. Excluding the results of Kate Spade, gross profit decreased by 3.7% to $688.1 million.
Selling, General and Administrative Expenses
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
SG&A expenses increased 43.2% or $237.4 million to $786.2 million in the first quarter of fiscal 2018 as compared to $548.8 million in the first quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased to 61.0% during the first quarter of fiscal 2018 as compared to 52.9% during the first quarter of fiscal 2017. This increase is primarily due to the acquisition of Kate Spade and an increase in Tapestry corporate SG&A expenses. Excluding non-GAAP adjustments of $102.2 million and $10.5 million in the first quarter of fiscal 2018 and fiscal 2017, SG&A expenses increased $145.7 million from the first quarter of fiscal 2017; and SG&A expenses as a percentage of net sales increased, to 53.0% in the first quarter of fiscal 2018 from 51.9% in the first quarter of fiscal 2017. The increase is primarily due to SG&A expenses incurred by Kate Spade.
Corporate expenses, which are not directly attributable to a reportable segment, increased 33.1% or $23.3 million to $93.6 million in the first quarter of fiscal 2018. Excluding non-GAAP adjustments of $33.5 million and $9.5 million in the first quarter of fiscal 2018 and fiscal 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses remained fairly consistent with a slight decrease of $0.7 million in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.
Operating (Loss) Income
Operating income decreased $187.7 million to an operating loss of $21.8 million in the first quarter of fiscal 2018 as compared to operating income of $165.9 million in the first quarter of fiscal 2017. Operating margin was (1.7)% in the first quarter of fiscal 2018 as compared to 16.0% in the first quarter of fiscal 2017. Excluding non-GAAP adjustments of $190.6 million in the first quarter of fiscal 2018 and $10.9 million in the first quarter of fiscal 2017, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income decreased 4.5% or $8.0 million to $168.8 million from $176.8 million in the first quarter of fiscal 2017; and operating margin was 13.1% in the first quarter of fiscal 2018 as compared to 17.0% in the first quarter of fiscal 2017.
Interest Expense, net
Interest expense, net totaled $20.5 million in the first quarter of fiscal 2018 as compared to $5.7 million in the first quarter of fiscal 2017 due to the debt borrowings that occurred to fund the Kate Spade acquisition.
Provision for Income Taxes
The effective tax rate was 58.1% in the first quarter of fiscal 2018 as compared to 26.7% in the first quarter of fiscal 2017. Excluding non-GAAP adjustments, the effective tax rate was 19.3% in the first quarter of 2018 as compared to 26.3% in the first quarter of fiscal 2017. The change in our effective tax rate was primarily attributable to the excess tax benefits recognized due to the adoption of ASU No. 2016-09 and the geographic mix of earnings.
Net (Loss) Income
Net income decreased $135.1 million to a net loss of $17.7 million in the first quarter of fiscal 2018 as compared to net income of $117.4 million in the first quarter of fiscal 2017. Excluding non-GAAP adjustments, net income decreased 5.0% or $6.3 million to $119.7 million in the first quarter of fiscal 2018. This decrease was primarily due to lower operating income, partially offset by a decrease in provision for income taxes.
Net (Loss) Income per Share
Net income per diluted share decreased to net loss per diluted share of $0.06 in the first quarter of fiscal 2018 as compared to net income per diluted share of $0.42 in the first quarter of fiscal 2017. Excluding non-GAAP adjustments, net income per diluted share decreased 6.6% to $0.42 in the first quarter of fiscal 2018 from $0.45 in the first quarter of fiscal 2017, primarily due to lower net income, partially offset by higher number of shares outstanding.
Segment Performance - First Quarter of Fiscal 2018
The following table summarizes results of operations by reportable segment for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	September 30, 2017		October 1, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$923.7	100.0%	$950.1	100.0%	$(26.4)	(2.8)%
Gross profit	632.1	68.4	663.6	69.8	(31.5)	(4.7)
SG&A expenses	433.8	47.0	431.3	45.4	2.5	0.6
Operating income	198.3	21.5	232.3	24.4	(34.0)	(14.6)
Coach Net Sales decreased 2.8% or $26.4 million to $923.7 million in the first quarter of fiscal 2018. Excluding the unfavorable impact of foreign currency, net sales decreased 1.8% or $17.0 million. Comparable store sales for Coach decreased $18.7 million or 2.4% when comparing to the first quarter of fiscal 2017. Excluding the impact of the Internet, comparable store sales decreased 3.2%. The decrease in comparable store sales is primarily due to declines in North America and Asia, primarily due to traffic and inventory challenges which were a detriment to conversion, which were partially due to the natural disasters as well as the holiday calendar shift for the Mid-Autumn Festival in Southeast Asia. Wholesale shipments decreased by $8.4 million, excluding the net benefit of the expiration of the footwear license at the end of fiscal 2017 and bringing this business in-house, due to the timing of international shipments. These decreases were offset by an increase in non-comparable stores of $11.5 million, primarily driven by new stores in Greater China and Europe.
Coach Gross Profit decreased 4.7% or $31.5 million to $632.1 million in the first quarter of fiscal 2018. Gross margin decreased 140 basis points to 68.4% in the first quarter of fiscal 2018 from 69.8% in the first quarter of fiscal 2017. Gross margin in the first quarter of fiscal 2018 was negatively impacted by foreign currency by approximately 70 basis points. The remaining decrease in gross margin was primarily due to promotional activity, partially offset by favorable average unit cost and product mix.
Coach SG&A expenses increased 0.6% or $2.5 million to $433.8 million compared to $431.3 million in the first quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased to 47.0% during the first quarter of fiscal 2018 as compared to 45.4% during the first quarter of fiscal 2017. The $2.5 million increase is due to higher store-related costs in Europe associated with the new store openings partially offset by decreases in North America due to employee-related costs.
Coach Operating Income decreased 14.6% or $34.0 million to $198.3 million in the first quarter of fiscal 2018 reflecting the decrease in gross profit of $31.5 million, as well as higher SG&A expenses of $2.5 million. Operating margin decreased 290 basis points to 21.5% in the first quarter of fiscal 2018 from 24.4% during the same period in the prior year.

Kate Spade

	Three Months Ended
	September 30, 2017(1)		October 1, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$268.8	100.0%	—	—%	NM	NM
Gross profit	76.3	28.4	—	—	NM	NM
SG&A expenses	211.2	78.6	—	—	NM	NM
Operating loss	(134.9)	(50.2)	—	—	NM	NM

NM - Not meaningful

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

Kate Spade Net Sales totaled $268.8 million in the first quarter of fiscal 2018, which includes the strategic pullback in wholesale disposition and Internet flash sales. Comparable store sales for the period declined 9.4%. Excluding the impact of the Internet business, comparable store sales declined 3.0%.
Kate Spade Gross Profit totaled $76.3 million in the first quarter of fiscal 2018, resulting in a gross margin of 28.4%. Excluding non-GAAP adjustments including the limited life impact of purchase accounting adjustments and one time charges of $88.4 million as discussed in the "GAAP to Non-GAAP Reconciliation herein", gross profit totaled $164.7 million, resulting in a gross margin of 61.3%.
Kate Spade SG&A expenses were $211.2 million in the first quarter of fiscal 2018. As a percentage of net sales, SG&A expenses were 78.6% during the first quarter of fiscal 2018. Excluding non-GAAP adjustments including severance and related costs as a result of agreements with certain Kate Spade executives, acquisition costs, organization costs, professional fees and purchase accounting adjustments of $67.8 million as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses were $143.4 million.
Kate Spade Operating Loss totaled $134.9 million in the first quarter of fiscal 2018, resulting in an operating margin of (50.2)%. Excluding Non-GAAP adjustments, Kate Spade operating income totaled $21.3 million, resulting in an operating margin of 8.0%.
Stuart Weitzman

	Three Months Ended
	September 30, 2017		October 1, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$96.4	100.0%	$87.5	100.0%	$8.9	10.1%
Gross profit	56.0	58.1	51.1	58.4	4.9	9.6
SG&A expenses	47.6	49.4	47.2	54.0	0.4	0.8
Operating income	8.4	8.7	3.9	4.4	4.5	NM

NM - Not meaningful
Stuart Weitzman Net Sales increased 10.1% or $8.9 million to $96.4 million in the first quarter of fiscal 2018, which was not materially impacted by changes in foreign currency. Stuart Weitzman had a $7.7 million increase in wholesale sales primarily due to timing of shipments.
Stuart Weitzman Gross Profit increased 9.6% or $4.9 million to $56.0 million during the first quarter of fiscal 2018. Gross margin decreased 30 basis points to 58.1% in the first quarter of fiscal 2018 from 58.4% in the first quarter of fiscal 2017. Excluding non-GAAP adjustments, Stuart Weitzman gross profit totaled $56.0 million and $51.5 million in the first quarter of fiscal 2018 and fiscal 2017, respectively, resulting in a gross margin of 58.1% and 58.9%, respectively. The year over year change in gross margin as a result of foreign currency rates was unfavorable by 120 basis points, primarily due to the Euro. Excluding the impact of foreign currency, there was an increase in gross margin of 40 basis points due to the improvement in gross margin related to wholesale sales, partially offset by channel mix.
Stuart Weitzman SG&A expenses increased 0.8% or $0.4 million to $47.6 million in the first quarter of fiscal 2018 as compared to $47.2 million in the first quarter of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 49.4% during the first quarter of fiscal 2018 as compared to 54.0% during the first quarter of fiscal 2017. Selling costs also increased in the Stuart Weitzman brand segment as a result of investments made to support the growth of the business.
Stuart Weitzman Operating Income increased $4.5 million to $8.4 million in the first quarter of fiscal 2018, resulting in an operating margin of 8.7%, compared to $3.9 million and 4.4%, respectively, in fiscal 2017. Excluding non-GAAP adjustments, Stuart Weitzman operating income totaled $9.3 million in the first quarter of fiscal 2018, resulting in an operating margin of 9.6%, as compared to $5.3 million and 6.0%, respectively, in fiscal 2017.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2018 and fiscal 2017 reflect certain items, including the impact of the Integration and Acquisition for Tapestry and the Operational Efficiency Plan. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Comparable store sales, which is a non-GAAP measure, reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. In certain instances, orders placed via the Internet are fulfilled by a physical store; such sales are recorded by the physical store. The Company excludes new locations from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. Kate Spade comparable store sales have been calculated using this methodology by comparing current period sales to sales during the equivalent pre-acquisition period.
These non-GAAP performance measures were used by management to conduct and evaluate its business during its regular review of operating results for the periods affected. Management and the Company’s Board utilized these non-GAAP measures to make decisions about the uses of Company resources, analyze performance between periods, develop internal projections and measure management performance. The Company’s internal management reporting excluded these items. In addition, the human resources committee of the Company’s Board uses these non-GAAP measures when setting and assessing achievement of incentive compensation goals.
The Company operates on a global basis and reports financial results in U.S. dollars in accordance with GAAP. Fluctuations in foreign currency exchange rates can affect the amounts reported by the Company in U.S. dollars with respect to its foreign revenues and profit. Accordingly, certain material increases and decreases in operating results have been presented both including and excluding currency fluctuation effects from translating foreign-denominated amounts into U.S. dollars as compared to the same period in the prior fiscal year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. The Company calculates constant currency revenue results by translating current period revenue in local currency using the prior year period's monthly average currency conversion rate.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	September 30, 2017	October 1, 2016	Change
	(millions)

Net cash used in operating activities	$(103.8)	$(38.1)	$(65.7)
Net cash (used in) provided by investing activities	(2,221.6)	555.6	(2,777.2)
Net cash provided by (used in) financing activities	1,022.4	(377.4)	1,399.8
Effect of exchange rate changes on cash and cash equivalents	3.4	0.9	2.5
Net (decrease) increase in cash and cash equivalents	$(1,299.6)	$141.0	$(1,440.6)
The Company’s cash and cash equivalents decreased by $1,299.6 million in the first quarter of fiscal 2018 as compared to an increase of $141.0 million in the first quarter of fiscal 2017, as discussed below.
Net cash used in operating activities
Net cash used in operating activities increased $65.7 million due to the change from net income to net loss of $135.1 million and changes in operating assets and liabilities of $5.1 million, partially offset by higher non-cash charges of $74.5 million.
The $5.1 million decline in changes in operating asset and liability balances was primarily driven by changes in inventories and other liabilities, partially offset by changes in accrued liabilities and accounts receivable. Inventories were a use of cash of $156.0 million in the first quarter of fiscal 2018 as compared to a use of cash of $86.1 million in the first quarter of fiscal 2017, primarily driven by increased inventory purchases, particularly in the Kate Spade segment for the holiday season, coupled with lower sales in Coach. Other liabilities were a use of cash of $38.9 million in the first quarter of fiscal 2018 compared to a use of cash of $13.9 million in the first quarter of fiscal 2017, primarily related to an increase in the Company's long-term deferred rent balances in the prior year. Accrued liabilities were a use of cash of $45.7 million in the first quarter of fiscal 2018 as compared to a use of cash of $114.3 million in the first quarter of fiscal 2017, primarily driven by the timing of tax payments. Accounts receivable was a source of cash of $31.6 million in the first quarter of fiscal 2018 as compared to a source of cash of $0.6 million in the first quarter of fiscal 2017, primarily driven by a smaller build in receivables compared to prior year due to lower Coach wholesale sales.
Net cash (used in) provided by investing activities
Net cash used in investing activities in the first quarter of fiscal 2018 was $2.22 billion, as compared to a source of cash of $555.6 million in the first quarter of fiscal 2017. The $2.78 billion increase in net cash used in investing activities is primarily due to the purchase of Kate Spade, net of cash acquired, of $2.32 billion in the first quarter of fiscal 2018, as well as the prior year proceeds from the sale of the Company's investment in Hudson Yards of $680.6 million in the first quarter of fiscal 2017. This was partially offset by the impact of net cash proceeds from maturities and sales of investments of $147.5 million in the first quarter of fiscal 2018, compared to net purchases of investments of $50.6 million in the first quarter of fiscal 2017, as well as decreased capital expenditures in the first quarter of fiscal 2018.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $1.02 billion in the first quarter of fiscal 2018, as compared to a use of cash of $377.4 million in the first quarter of fiscal 2017. The $1.40 billion increase was primarily due to the proceeds from the issuance of debt of $1.10 billion during the first quarter of fiscal 2018 as well as the repayment of long-term debt of $285.0 million during the first quarter of fiscal 2017.

Working Capital and Capital Expenditures
As of September 30, 2017, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,373.3	$—	$1,373.3
Short-term investments(1)	297.6	—	297.6
Long-term investments	70.0	—	70.0
Revolving Credit Facility(2)(3)	900.0	—	900.0
Term Loans(2)	1,100.0	1,100.0	—
3.000% Senior Notes due 2022(4)	400.0	400.0	—
4.250% Senior Notes due 2025(4)	600.0	600.0	—
4.125% Senior Notes due 2027(4)	600.0	600.0	—
Total	$5,340.9	$2,700.0	$2,640.9

(1)
As of September 30, 2017, approximately 76% of our cash and short-term investments were held outside the U.S. in jurisdictions where we intend to permanently reinvest our undistributed earnings to support our continued growth. We are not dependent on foreign cash to fund our domestic operations. If we choose to repatriate any funds to the U.S., we would be subject to applicable U.S. and foreign taxes.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility" and collectively with the Term Loan Facilities, the "Facility"). During the first quarter of fiscal 2018, in connection with the acquisition of Kate Spade, the Company borrowed $800.0 million under the six-month term loan credit facility and $300.0 million under the three-year term loan credit facility for a total of $1.1 billion.

(3)
In May 2017, the Revolving Credit Facility replaced the Company's previously existing revolving credit facility agreement under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2017. Refer to Note 11, "Debt," for further information on our existing debt instruments.

(4) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indenture for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of September 30, 2017, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.

We believe that our Revolving Credit Facility and Term Loans are adequately diversified with no undue concentrations in any one financial institution. As of September 30, 2017, there were 13 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a maximum commitment percentage in excess of 13%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding liquidity and capital resources. The Company expects total fiscal 2018 capital expenditures to be approximately $325 million.
Kate Spade & Company Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of approximately $2.4 billion. As a result, Kate Spade has become a wholly owned subsidiary. The combination of the Company and Kate Spade & Company creates a leading luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended September 30, 2017 are not necessarily indicative of that expected for the full fiscal 2018. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 to the audited consolidated financial statements in our fiscal 2017 10-K. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2017 10-K. As of September 30, 2017, there have been no material changes to any of the critical accounting policies.
As disclosed in our fiscal 2017 10-K, the Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. Furthermore, as previously disclosed, given the recency of our Stuart Weitzman acquisition, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived trademarks and trade names exceeded the respective carrying values by approximately 20%. Several factors could impact the brand's ability to achieve future cash flows, including optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. While there was no impairment recorded in the three-month period ended September 30, 2017, given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2018 from those that are expected, it is possible that an interim test or our annual impairment test could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of September 30, 2017 and July 1, 2017, forward currency contracts designated as cash flow hedges with a notional amount of $219.7 million and $146.9 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of September 30, 2017.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Chinese Renminbi, the Japanese Yen and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of September 30, 2017 and July 1, 2017 the total notional values of outstanding forward foreign currency contracts related to these loans were $210.0 million and $95.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at September 30, 2017 and July 1, 2017 was $5.0 million and $3.5 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at September 30, 2017 and July 1, 2017 was $4.2 million and $1.7 million, respectively.
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
The Company is exposed to changes in interest rates related to the fair value of our Senior Notes. At September 30, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $622 million, $401 million and $604 million, respectively. At July 1, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $624 million, $395 million and $596 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on each series of the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2017.
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
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Tapestry's intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company’s control, and litigation with present or former employees.
As part of Tapestry’s policing program for its intellectual property rights, from time to time, the Company files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, copyright infringement, unfair competition, trademark dilution and/or state or foreign law claims. At any given point in time, Tapestry may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Tapestry’s intellectual properties.
Although the Company’s litigation as a defendant is routine and incidental to the conduct of Tapestry’s business, as well as for any business of its size, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on Tapestry’s business or consolidated financial statements.
The Company has not entered into any transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. Accordingly, we have not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 1A.	Risk Factors
Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 1, 2017 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the first quarter of fiscal 2018. As of September 30, 2017, the Company had zero availability remaining in the stock repurchase program.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	Exhibits

3.1
Articles of Amendment to the Articles of Incorporation of Tapestry, Inc., effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.1 to Tapestry's Current Report on Form 8-K filed on October 31, 2017.

3.2	Amended and Restated Bylaws of Tapestry, Inc., effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.2 to Tapestry's Current Report on Form 8-K filed on October 31, 2017.
10.1
Sublease, dated as of September 13, 2017 between the Company and the Guardian Life Insurance Company of America, a New York mutual insurance company, which is incorporated by reference from Exhibit 10.1 to Tapestry's Current Report on Form 8-K filed on September 14, 2017.

10.2
Amended and Restated Coach, Inc. 2010 Stock Incentive Plan (Amended and Restated as of September 20, 2017), which is incorporated by reference to Appendix B to Tapestry's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders filed on September 29, 2017.

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

TAPESTRY, INC.
(Registrant)

By:	/s/ Melinda Brown
Name:	Melinda Brown
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: November 9, 2017