Form 10-Q
period 2017-12-30
TAPESTRY, INC.
filed 2018-02-07
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 26, 2018 the Registrant had 284,882,437 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach", "Stuart Weitzman," "Kate Spade" or "kate spade new york" refer only to the identified brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including but not limited to: (i) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global lifestyle brand; (ii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (iii) our ability to successfully execute and achieve efficiencies and other benefits related to our multi-year transformation plan and operational efficiency initiatives; (iv) the effect of existing and new competition in the market; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell and source our product; (vi) our ability to retain the value of our brands and to respond to changing fashion trends in a timely manner; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations in our sales or operating results; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; (x) the impact of tax legislation; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 filed as Coach, Inc. and other filings with the Securities and Exchange Commission (the "SEC"). Tapestry assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2017	July 1, 2017
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,065.0	$2,672.9
Short-term investments	26.8	410.7
Trade accounts receivable, less allowances of $1.8 and $1.9, respectively	347.8	268.0
Inventories	666.2	469.7
Income tax receivable	45.6	41.5
Prepaid expenses and other current assets	130.9	90.5
Total current assets	3,282.3	3,953.3
Property and equipment, net	877.0	691.4
Long-term investments	27.3	75.1
Goodwill	1,400.8	480.5
Intangible assets	1,746.9	340.8
Deferred income taxes	26.2	170.5
Other assets	120.7	120.0
Total assets	$7,481.2	$5,831.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$234.8	$194.6
Accrued liabilities	696.0	559.2
Current debt	800.6	—
Total current liabilities	1,731.4	753.8
Long-term debt	1,887.5	1,579.5
Deferred income taxes	173.4	63.3
Long-term income taxes payable	277.2	—
Other liabilities	462.3	433.1
Total liabilities	4,531.8	2,829.7

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 284.8 million and 281.9 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,057.7	2,978.3
(Accumulated deficit) retained earnings	(38.8)	107.7
Accumulated other comprehensive loss	(72.3)	(86.9)
Total stockholders' equity	2,949.4	3,001.9
Total liabilities and stockholders' equity	$7,481.2	$5,831.6

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions, except per share data)
	(unaudited)
Net sales	$1,785.0	$1,321.7	$3,073.9	$2,359.3
Cost of sales	607.6	415.5	1,132.1	738.4
Gross profit	1,177.4	906.2	1,941.8	1,620.9
Selling, general and administrative expenses	831.0	628.8	1,617.2	1,177.6
Operating income	346.4	277.4	324.6	443.3
Interest expense, net	22.2	5.1	42.7	10.8
Income before provision for income taxes	324.2	272.3	281.9	432.5
Provision for income taxes	261.0	72.6	236.4	115.4
Net income	$63.2	$199.7	$45.5	$317.1
Net income per share:
Basic	$0.22	$0.71	$0.16	$1.13
Diluted	$0.22	$0.71	$0.16	$1.13
Shares used in computing net income per share:
Basic	284.5	280.5	283.8	279.9
Diluted	286.4	281.8	286.5	281.8
Cash dividends declared per common share	$0.3375	$0.3375	$0.6750	$0.6750

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
	(unaudited)
Net income	$63.2	$199.7	$45.5	$317.1
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(1.0)	9.3	(4.1)	12.2
Unrealized gains (losses) on available-for-sale investments, net	0.3	(0.5)	0.5	(1.0)
Foreign currency translation adjustments	9.7	(56.9)	18.2	(54.0)
Other comprehensive income (loss), net of tax	9.0	(48.1)	14.6	(42.8)
Comprehensive income	$72.2	$151.6	$60.1	$274.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 30, 2017	December 31, 2016
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$45.5	$317.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.3	100.2
Provision for bad debt	0.5	0.1
Share-based compensation	38.5	36.2
Excess tax effect from share-based compensation	—	0.3
Integration and restructuring activities	117.2	4.6
Deferred income taxes	(94.6)	12.7
Other non-cash charges, net	(3.6)	13.4
Changes in operating assets and liabilities:
Trade accounts receivable	14.0	(35.1)
Inventories	12.5	(26.9)
Accounts payable	(92.0)	(27.6)
Accrued liabilities	4.9	(49.3)
Other liabilities	233.4	3.0
Other assets	28.4	(20.6)
Net cash provided by operating activities	431.0	328.1
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Hudson Yards sale of investments	—	680.6
Sale of former headquarters	—	126.0
Acquisition of Kate Spade, net of cash acquired	(2,320.2)	—
Purchases of investments	(3.0)	(388.1)
Proceeds from maturities and sales of investments	461.2	307.2
Purchases of property and equipment	(126.5)	(121.7)
Acquisition of lease rights, net	—	(4.2)
Net cash (used in) provided by investing activities	(1,988.5)	599.8
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Dividend payments	(191.0)	(188.5)
Proceeds from issuance of debt	1,100.0	—
Repayment of debt	—	(285.0)
Proceeds from share-based awards	60.3	26.7
Taxes paid to net settle share-based awards	(29.3)	(19.9)
Excess tax effect from share-based compensation	—	(0.3)
Net cash provided by (used in) financing activities	940.0	(467.0)
Effect of exchange rate changes on cash and cash equivalents	9.6	(10.2)
(Decrease) increase in cash and cash equivalents	(607.9)	450.7
Cash and cash equivalents at beginning of period	2,672.9	859.0
Cash and cash equivalents at end of period	$2,065.0	$1,309.7
Supplemental information:
Cash paid for income taxes, net	$46.5	$139.4
Cash paid for interest	$20.3	$13.2
Noncash investing activity - property and equipment obligations	$40.4	$48.8

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2017 and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the six months ended December 30, 2017 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2018 ("fiscal 2018").
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company ("Kate Spade"). The operating results of Kate Spade have been consolidated in the Company's operating results commencing on July, 11, 2017.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2018 will be a 52-week period. Fiscal 2017 ended on July 1, 2017 and was also a 52-week period ("fiscal 2017"). The second quarter of fiscal 2018 ended on December 30, 2017 and was a 13-week period. The second quarter of fiscal 2017 ended on December 31, 2016 and was also a 13-week period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for the realizability of inventory; customer returns, end-of-season markdowns and operational chargebacks; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes (including the impacts of the new tax legislation) and related uncertain tax positions; the valuation of stock-based compensation awards and related estimated forfeiture rates; reserves for restructuring; and accounting for business combinations, amongst others.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include the accounts of the Company and all 100% owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, including the realignment of the Company's segment reporting structure, as further described in Note 16, "Segment Information."
3. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
During the first quarter of fiscal 2018, the Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows beginning in fiscal 2018. Additionally, the Company began recognizing all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The Company adopted this standard prospectively, which resulted in an increase in the tax provision of $2.0 million and a decrease in the tax provision of $5.7 million for the three and six months ended December 30, 2017, respectively. Future impacts of the adoption of this standard on the consolidated financial statements, particularly the income tax provision, will be dependent upon future events which are unpredictable. The Company has elected to continue to estimate expected forfeitures in determining compensation expense.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements in ASC 815. The objective of this ASU is to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. The requirements for the new standard will be effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted upon issuance. The Company is currently in the process of evaluating the impact that adopting ASU 2017-12 will have on its consolidated financial statements and notes thereto.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for nearly all leases (other than short-term leases), as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period with various optional practical expedients. The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto. The Company expects the guidance will result in a significant increase to long-term assets and long-term liabilities on its consolidated balance sheets and does not expect it to have a material impact on the consolidated statements of operations. This guidance is not expected to have a material impact on the Company's liquidity.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. The FASB has also issued several related ASUs which provide additional implementation guidance and clarify the requirements of the model. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently in the process of evaluating the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Company has a cross-functional implementation team in place that is performing a comprehensive evaluation of the impact. The Company’s evaluation efforts to date have included a review of current accounting policies and processes, as well as typical terms in contracts with customers, to identify potential differences upon the adoption of the new standard. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses), and the timing of revenue recognition thereof, will remain substantially unchanged for the Coach, Kate Spade and Stuart Weitzman segments. The Company has determined that the timing of recognizing sales-based royalties in licensing arrangements will change, as the Company will elect to recognize contractually guaranteed minimum royalty amounts ratably over the license year and recognize no excess sales-based royalties until the minimum royalty threshold is achieved. This change will not alter the total amount of revenue recognized from licensing arrangements during a contract year, and the timing change within a contract year is expected to be immaterial to the consolidated statements of operations as the licensing business represented approximately 1% of total net sales in fiscal 2017. The Company has not yet determined whether the guidance will be adopted using the full retrospective restatement of all prior periods presented, or using the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption.
4. INTEGRATION AND ACQUISITION COSTS
The Company has incurred certain costs related to its acquisition and integration of Kate Spade and Stuart Weitzman LLC, including acquisitions of certain distributors.
Fiscal 2018 Costs
The Company completed its acquisition of Kate Spade on July 11, 2017. As a result of this acquisition, during the three and six months ended December 30, 2017, the Company incurred integration and acquisition-related costs of $61.4 million and $248.9 million, respectively. The charges recorded in cost of sales for the three and six months ended December 30, 2017 were $18.4 million and $106.8 million, respectively. The charges recorded to cost of sales were primarily recorded in the Kate Spade segment. The charges recorded in selling, general and administrative ("SG&A") expenses for the three and six months ended December 30, 2017 were $43.0 million and $142.1 million, respectively. Of the amount recorded to SG&A expenses for the three and six months ended December 30, 2017, $29.7 million and $97.5 million was recorded in the Kate Spade segment, $12.4 million and $42.8 million was recorded within Corporate, and $0.9 million and $1.8 million was recorded in the Stuart Weitzman segment, respectively. The Company incurred acquisition costs of $16.9 million in fiscal 2017 related to the Kate Spade acquisition which were recorded within Corporate in SG&A.
The Company continues to develop its plans for integration, and currently estimates that it will incur approximately $30-40 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, for the remainder of fiscal 2018.
Refer to Note 6, "Acquisition," for more information related to the Kate Spade acquisition.
A summary of the integration and acquisition charges and related liabilities, which are recorded as accrued liabilities as of December 30, 2017, is as follows:

	Purchase Accounting Adjustments (1)	Acquisition Costs (2)	Inventory-Related Charges (3)	Contractual Payments (4)	Organization-Related (5)	Other(6)	Total
	(millions)
Assumed Liability	$—	$—	$2.5	$—	$—	$—	$2.5
Fiscal 2018 charges	70.2	40.7	37.9	50.6	27.7	21.8	248.9
Cash payments	—	(40.0)	(2.4)	(50.6)	(8.4)	(12.5)	(113.9)
Non-cash charges	(70.2)	—	(37.6)	—	(4.7)	(3.9)	(116.4)
Liability as of December 30, 2017	$—	$0.7	$0.4	$—	$14.6	$5.4	$21.1

(1)
Purchase accounting adjustments, of which $67.5 million was recorded within cost of sales and $2.7 million was recorded in SG&A expenses within the Kate Spade segment for the six months ended December 30, 2017, relate to the short-term impact of the amortization of fair value adjustments.

(2)
Acquisition costs, which were recorded to SG&A expenses, and of which $21.6 million were within Corporate and $19.1 million were within the Kate Spade segment for the six months ended December 30, 2017, primarily relate to deal fees associated with the acquisition.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)
Inventory-related charges, recorded within cost of sales in the Kate Spade segment, primarily related to reserves for the future destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials. As of December 30, 2017, a reserve of $27.2 million is included within Inventories on the Company's Condensed Consolidated Balance Sheet.

(4)
Contractual payments, which were recorded to SG&A expenses within the Kate Spade segment, primarily relate to severance and related costs as a result of pre-existing agreements that were in place with certain Kate Spade executives which became effective upon the closing of the acquisition.

(5)
Organization-related costs, which were recorded to SG&A expenses, and of which $19.1 million were within the Kate Spade segment and $8.6 million within Corporate for the six months ended December 30, 2017, primarily relate to severance related charges, including $4.7 million of accelerated share-based compensation expense.

(6)
Other primarily relates to professional fees, asset write-offs and inventory true-up. The charges were primarily recorded in SG&A expenses, of which $12.6 million was recorded within Corporate, $6.0 million was recorded to Kate Spade and $1.8 million was recorded to Stuart Weitzman, as well as $1.4 million was recorded in cost of sales within Stuart Weitzman, for the six months ended December 30, 2017.

Fiscal 2017 Costs
During the three and six months ended December 31, 2016, the Company incurred integration and acquisition-related costs of $13.2 million and $17.0 million, respectively. The charges recorded to cost of sales were recorded in the Stuart Weitzman segment. The charges recorded in SG&A expenses for the three and six months ended December 31, 2016 were $13.0 million and $16.4 million, respectively. Of the amount recorded to SG&A expenses for the three and six months ended December 31, 2016, $10.0 million and $11.0 million was recorded in the Stuart Weitzman segment, and $3.0 million and $5.4 million was recorded within Corporate, respectively.
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
During the three and six months ended December 30, 2017, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $3.5 million and $6.6 million, respectively, primarily due to technology infrastructure costs and organizational efficiency costs. During the three and six months ended December 31, 2016, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $3.7 million and $10.8 million, respectively, primarily due to organizational efficiency costs, technology infrastructure costs and to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $74.5 million. The remaining charges under this plan are expected to approximate $5-10 million and will be recorded within Corporate. The plan is expected to be complete by the end of fiscal 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

A summary of charges and related liabilities under the Operational Efficiency Plan is as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	15.6	8.0	0.4	24.0
Cash payments	(23.3)	(7.7)	(3.0)	(34.0)
Non-cash charges	(7.9)	—	(0.6)	(8.5)
Liability as of July 1, 2017	$6.6	$0.3	$—	$6.9
Fiscal 2018 charges	0.6	6.0	—	6.6
Cash payments	(4.0)	(6.0)	—	(10.0)
Non-cash charges	(0.8)	—	—	(0.8)
Liability as of December 30, 2017	$2.4	$0.3	$—	$2.7

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
The balances as of December 30, 2017 and July 1, 2017 are included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The above charges were recorded as Corporate expenses within the Company's Condensed Consolidated Statements of Operations.
6. ACQUISITION
Fiscal 2018 Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share for a total purchase price of $2.40 billion. As a result, Kate Spade has become a wholly owned subsidiary of the Company. The combination of the Company and Kate Spade & Company creates a leading New York-based luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations. The results of Kate Spade's operations have been presented as a segment of Tapestry within Note 16, "Segment Information," for the period commencing on July 11, 2017.
The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired), excluding $5.3 million of consideration settled in Tapestry shares, as a result of the conversion of previously granted unvested equity awards held by Kate Spade employees. The Company funded the acquisition through cash on-hand, as well as debt proceeds as described in Note 11, "Debt."
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Assets Acquired and Liabilities Assumed	Fair Value
(millions)
Cash and cash equivalents	$71.8
Trade accounts receivable	62.8
Inventories(1)	310.1
Prepaid expenses and other current assets	33.9
Property and equipment	175.5
Goodwill(2)	916.1
Brand intangible asset(3)	1,300.0
Other intangible assets(4)	119.2
Other assets	59.0
Total assets acquired	3,048.4
Accounts payable and accrued liabilities	233.3
Deferred income taxes(5)	333.0
Other liabilities(6)	84.8
Total liabilities assumed	651.1
Total purchase price	2,397.3

Less: Cash acquired	(71.8)

Total purchase price, net of cash acquired	$2,325.5

(1) Included a step-up adjustment of approximately $67.5 million, which was amortized over 4 months.
(2) The goodwill balance is not deductible for tax purposes.
(3) The brand intangible asset was valued based on the multi-period excess earnings method, of which the majority is not deductible for tax purposes.
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

(5)
The Company acquired approximately $209.0 million of net deferred tax assets related to Kate Spade historical federal and state net operating losses, which the Company expects to be able to utilize. The deferred tax adjustments resulting from the step-up in basis of acquired assets, most notably the brand intangible asset, resulted in an overall deferred tax liability. This overall deferred tax liability was subsequently re-measured. Refer to Note 14, "Income Taxes," for more information about changes to the Company's deferred tax position as a result of the enactment of the new tax legislation.

(6)	Includes an adjustment for unfavorable lease rights of approximately $49.5 million (amortized over the remainder of the underlying lease terms).
The operational results of Kate Spade for the post-acquisition period from July 11, 2017 to December 30, 2017 are included in the Company’s accompanying Condensed Consolidated Statement of Operations for the three and six months ended December 30, 2017. Refer to Note 16, "Segment Information," for the operating results of the Kate Spade business.
The following pro forma information has been prepared as if the Kate Spade acquisition and the related debt financing had occurred as of the beginning of fiscal 2017. These adjustments include the removal of certain historical amounts. The pro forma amounts reflect the combined historical operational results for Tapestry and Kate Spade, after giving effect to adjustments related

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

to the impact of purchase accounting, transaction costs and financing. The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results. The following adjustments have been made:

(i)
Depreciation and amortization expenses related to the fair value adjustments to Kate Spade's property and equipment and intangible assets have been reflected in the three and six months ended December 31, 2016. Short-term purchase accounting amortization has been excluded from the pro forma amounts due to the non-recurring nature.

(ii)	Transaction costs in the three and six months ended December 30, 2017 have been excluded from the pro forma amounts due to their non-recurring nature.

(iii)
Interest expense of debt issued to finance the acquisition, including amortization of deferred financing fees, has been reflected in the three and six months ended December 31, 2016. Historical interest expense for Kate Spade has been removed.

(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 40.0%.

(v)	Earnings per share amounts are calculated using unrounded numbers and the Company's historical weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions, except per share data)
Pro forma Net sales(1)	$1,785.0	$1,789.0	$3,106.8	$3,140.2
Pro forma Net income(1)	79.0	275.7	120.2	413.0

Pro forma Net income per share:
Basic	$0.29	$0.98	$0.42	$1.48
Diluted	$0.28	$0.97	$0.42	$1.47

(1)	The pro forma results for the three and six months ended December 30, 2017 includes revenue and operating income from the pre-combination period in fiscal 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Stuart Weitzman	Kate Spade	Total
	(millions)
Balance at July 1, 2017	$324.5	$156.0	$—	$480.5
Foreign exchange impact	3.1	1.1	—	4.2
Acquisition of goodwill(1)	—	—	916.1	916.1
Balance at December 30, 2017	$327.6	$157.1	$916.1	$1,400.8

(1)	Refer to Note 6, "Acquisition," for further information. The Company may assign goodwill to other reporting units of the Company when the analysis of expected synergies is completed.
Intangible Assets
Intangible assets consist of the following:

	December 30, 2017			July 1, 2017
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$99.7	$(12.8)	$86.9	$54.7	$(9.7)	$45.0
Order backlog	2.0	(2.0)	—	—	—	—
Favorable lease rights	98.3	(15.1)	83.2	26.1	(7.1)	19.0
Total intangible assets subject to amortization	200.0	(29.9)	170.1	80.8	(16.8)	64.0
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	276.8	—	276.8
Total intangible assets	$1,776.8	$(29.9)	$1,746.9	$357.6	$(16.8)	$340.8
As of December 30, 2017, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2018	$11.2
Fiscal 2019	22.1
Fiscal 2020	20.4
Fiscal 2021	18.9
Fiscal 2022	16.9
Fiscal 2023	15.9
Fiscal 2024 and thereafter	64.7
Total	$170.1
The expected amortization expense above reflects remaining useful lives ranging from approximately 12.3 to 14.5 years for customer relationships and the remaining lease terms ranging from approximately 6 months to 17.3 years for favorable lease rights.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	317.1	—	317.1
Other comprehensive loss	—	—	—	—	(42.8)	(42.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.1	—	6.8	—	—	6.8
Share-based compensation	—	—	36.7	—	—	36.7
Excess tax effect from share-based compensation	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.6750 per share)	—	—	—	(189.3)	—	(189.3)
Balance at December 31, 2016	280.6	$2.8	$2,900.3	$23.7	$(115.7)	$2,811.1

Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net income	—	—	—	45.5	—	45.5
Other comprehensive income	—	—	—	—	14.6	14.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.9	—	30.1	—	—	30.1
Share-based compensation	—	—	44.0	—	—	44.0
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($0.6750 per share)	—	—	—	(192.0)	—	(192.0)
Balance at December 30, 2017	284.8	$2.8	$3,057.7	$(38.8)	$(72.3)	$2,949.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows:

	Unrealized (Losses) Gains on Cash Flow Hedges(1)	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	6.5	(1.0)	(54.0)	—	(48.5)
Less: losses reclassified from accumulated other comprehensive income to earnings	(5.7)	—	—	—	(5.7)
Net current-period other comprehensive income (loss)	12.2	(1.0)	(54.0)	—	(42.8)
Balances at December 31, 2016	$3.4	$(0.7)	$(116.9)	$(1.5)	$(115.7)

Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive (loss) income before reclassifications	(1.5)	0.6	18.2	—	17.3
Less: income reclassified from accumulated other comprehensive income to earnings	2.6	0.1	—	—	2.7
Net current-period other comprehensive (loss) income	(4.1)	0.5	18.2	—	14.6
Balances at December 30, 2017	$(1.1)	$0.1	$(70.9)	$(0.4)	$(72.3)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($1.1) million and ($2.3) million as of December 30, 2017 and December 31, 2016, respectively. The amounts reclassified from AOCI are net of tax of ($1.5) million and $2.9 million as of December 30, 2017 and December 31, 2016, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at December 30, 2017 and December 31, 2016 are net of tax of $0.2 million and $0.8 million, respectively.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions, except per share data)
Net income	$63.2	$199.7	$45.5	$317.1

Weighted-average basic shares	284.5	280.5	283.8	279.9
Dilutive securities:
Effect of dilutive securities	1.9	1.3	2.7	1.9
Weighted-average diluted shares	286.4	281.8	286.5	281.8

Net income per share:
Basic	$0.22	$0.71	$0.16	$1.13
Diluted	$0.22	$0.71	$0.16	$1.13
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 30, 2017 and December 31, 2016, there were 5.1 million and 10.3 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2017(1)	December 31, 2016	December 30, 2017(1)	December 31, 2016
	(millions)
Share-based compensation expense	$20.7	$20.7	$44.0	$36.7
Income tax benefit related to share-based compensation expense(2)	4.3	6.4	11.9	11.1

(1)
During the three and six months ended December 30, 2017, the Company incurred $2.2 million and $4.7 million of share-based compensation expense, respectively, related to Kate Spade integration severance. There was no share-based compensation expense under the Operational Efficiency Plan for the three months ended December 30, 2017 and $0.8 million for the six months ended December 30, 2017. During the three and six months ended December 31, 2016, the Company incurred $0.5 million of share-based compensation expense under the Operational Efficiency Plan.

(2)
The tax rates used to calculate the income tax benefit for fiscal 2018 are based on the enactment of the new tax legislation in the second quarter of fiscal 2018. Refer to Note 14, "Income Taxes," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the six months ended December 30, 2017 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at July 1, 2017	15.0	$39.75
Granted	3.1	40.99
Exercised	(1.6)	44.54
Forfeited or expired	(0.6)	45.86
Outstanding at December 30, 2017	15.9	39.28
Vested and expected to vest at December 30, 2017	15.7	41.37
Exercisable at December 30, 2017	9.7	42.74
At December 30, 2017, $33.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.
The weighted-average grant-date fair value of options granted during the six months ended December 30, 2017 and December 31, 2016 was $7.71 and $7.33, respectively. The total intrinsic value of options exercised during the six months ended December 30, 2017 and December 31, 2016 was $12.0 million and $6.5 million, respectively. The total cash received from option exercises was $57.9 million and $25.5 million for the six months ended December 30, 2017 and December 31, 2016, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $4.4 million and $2.3 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 30, 2017 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 1, 2017	3.5	$50.28
Granted	1.6	41.08
Awards issued in connection with acquisition	0.4	47.26
Vested	(1.6)	46.94
Forfeited	(0.1)	39.59
Non-vested at December 30, 2017	3.8	47.78
At December 30, 2017, $91.0 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.4 years.
The weighted-average grant-date fair value of share awards granted during the six months ended December 30, 2017 and December 31, 2016 was $41.08 and $39.60, respectively. The total fair value of shares vested during the six months ended December 30, 2017 and December 31, 2016 was $75.2 million and $63.8 million, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 30, 2017 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 1, 2017	1.5	$37.78
Granted	0.3	41.22
Change due to performance condition achievement	(0.1)	36.29
Vested	(0.2)	46.89
Forfeited(1)	—	36.48
Non-vested at December 30, 2017	1.5	37.35

(1)	During the six months ended December 30, 2017, fewer than 0.1 million PRSU shares forfeited.
At December 30, 2017, $15.0 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.2 years.
Included in the non-vested amount at December 30, 2017 are approximately 0.6 million PRSU awards that are based on performance criteria which compares the Company's total stockholder return over the performance period to the total stockholder return of the companies included in the Standard and Poor's 500 Index. There were no awards granted during the six months ended December 30, 2017 with this performance criteria. The remaining 0.9 million PRSU awards included in the non-vested amount are based on certain Company-specific financial and operational metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 30, 2017 and December 31, 2016 was $41.22 and $39.34, respectively. The total fair value of awards that vested during the six months ended December 30, 2017 and December 31, 2016 was $11.4 million and $0.9 million, respectively.
In the six months ended December 30, 2017 and December 31, 2016, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $16.3 million and $18.5 million, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 30, 2017	July 1, 2017
	(millions)
Current Debt:
Term Loan	$800.0	$—
Capital Lease Obligations	0.6	—
Total Current Debt	$800.6	$—

Long-Term Debt:
Term Loan	$300.0	$—
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Capital Lease Obligations	6.4	—
Total Long-Term Debt	1,906.4	1,600.0
Less: Unamortized Discount and Debt Issuance Costs	(18.9)	(20.5)
Total Long-Term Debt, net	$1,887.5	$1,579.5
During the three and six months ended December 30, 2017, the Company recognized interest expense related to its debt of $25.3 million and $49.7 million, respectively. During the three and six months ended December 31, 2016, the Company recognized interest expense related to its debt of $7.0 million and $14.4 million, respectively.
Credit Facilities/Term Loans
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility,” collectively with the Term Loan Facilities, "the Facility"). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. On July 10, 2017, the Company borrowed $800.0 million under the Six-Month Term Loan Facility and $300.0 million under the Three-Year Term Loan Facility to pay a portion of the purchase price of the Company's acquisition of Kate Spade. Under the Term Loan Facilities, there were total borrowings of $1.1 billion outstanding and no outstanding borrowings on the Revolving Credit Facility as of December 30, 2017. Subsequent to the end of the second quarter, on January 10, 2018, the Company repaid the Six-Month Term Loan Facility in accordance with the terms of the agreement. On January 24, 2018, the Company repaid the Three-Year Term Loan Facility, earlier than the terms in the agreement. Refer to Note 18, "Subsequent Events." The Revolving Credit Facility under the Facility will continue to remain in effect.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
2022 Senior Notes
On June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. Prior to June 15, 2022 (one month prior to the scheduled maturity date), the Company may redeem the 2022 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2022 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2022 Senior Notes calculated as if the maturity date of the 2022 Senior Notes was June 15, 2022 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 25 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date.
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
At December 30, 2017 and July 1, 2017, the total fair value of the 2025, 2022 and 2027 Senior Notes was approximately $1.62 billion and $1.62 billion, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.  The Company does not have any Level 3 investments.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 30, 2017 and July 1, 2017:

	Level 1		Level 2
	December 30, 2017	July 1, 2017	December 30, 2017	July 1, 2017
	(millions)
Assets:
Cash equivalents(1)	$1,007.5	$760.0	$235.8	$226.0
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	68.8
Government securities - U.S.(2)	21.0	130.4	—	—
Corporate debt securities - U.S.(2)	—	—	—	116.2
Corporate debt securities - non U.S.(2)	—	—	—	92.6
Other	—	—	5.2	2.1
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	—	46.9
Corporate debt securities - non U.S.(3)	—	—	—	28.2
Derivative Assets:
Inventory-related hedges(4)	—	—	2.5	3.5
Liabilities:
Derivative liabilities:
Inventory-related hedges(4)	—	—	3.6	1.0
Intercompany loan hedges(4)	—	—	1.7	0.7

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 30, 2017 and July 1, 2017:

	December 30, 2017			July 1, 2017
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$68.8	$—	$68.8
Government securities - U.S.(2)	21.0	—	21.0	130.4	—	130.4
Corporate debt securities - U.S.(2)	—	—	—	116.2	46.9	163.1
Corporate debt securities - non-U.S.(2)	—	—	—	92.6	28.2	120.8
Available-for-sale investments, total	$21.0	$—	$21.0	$408.0	$75.1	$483.1
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other(3)	5.2	27.3	32.5	2.1	—	2.1
Total Investments	$26.8	$27.3	$54.1	$410.7	$75.1	$485.8

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	The securities as of December 30, 2017 have maturity dates between calendar years 2017 and 2018 and are recorded at fair value.

(3)
Other long-term investments relate to Kate Spade's investments in joint ventures accounted for under the equity method of accounting. The Company and Walton Brown each own 50.0% of the shares of KS China Co., Limited and KS HMT Co., Limited.

There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended December 30, 2017 and July 1, 2017.
14. INCOME TAXES
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”) regime, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. Due to the fact that the Company is a fiscal year filer, the blended U.S. federal statutory rate for fiscal 2018 is 28.0%. The U.S. federal statutory rate will be 21.0% in fiscal 2019 and thereafter.
The Company recorded the applicable impact of the Tax Legislation within its provision for income taxes in the quarter ended December 30, 2017. The Company has recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin ("SAB") 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information as of the reporting date. The two provisions that significantly impact the Company for fiscal 2018 are the calculation of the Transition Tax and the impact of the U.S. federal statutory rate reduction, from 35% to 21%, on the current and deferred tax provision and related accounts. These amounts were recorded as provisional pursuant to SAB 118 since both require more detailed information before these amounts can be finalized. All amounts recorded were based on current available guidance on interpretation of the Tax Legislation, and reasonable approaches to estimating their impact. Pursuant to SAB 118, for certain elements of the Tax Legislation for which a reasonable estimate could not be determined, the Company has not reported provisional amounts related to these elements and has continued to account for them in accordance with ASC 740 based on the tax laws in effect before the Tax Legislation. The amounts recorded in the quarter ended December 30, 2017 are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table represents amounts recorded to provision for income taxes in the six months ended December 30, 2017 for items related to the Tax Legislation:

Six Months Ended
December 30, 2017
(millions)
Impact of Change in U.S. Federal Statutory Rate on Pre-Tax Income	$(6.9)
Discrete Impacts of Tax Legislation:
Transition Tax(1)	296.5
Re-measurement of Deferred Taxes(2)	(102.3)
Total Impact of Tax Legislation	$187.3

(1)
The Tax Legislation requires the Company to pay a Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Transition Tax is payable in installments over 8 years beginning in calendar 2018. In the quarter ended December 30, 2017, the Company recorded a charge of $296.5 million for the Transition Tax. Given that a portion of the total anticipated charge must be recognized ratably throughout fiscal 2018, the Company anticipates recording an additional charge of approximately $18.5 million during the remainder of fiscal 2018 or approximately $315 million for the full fiscal year ended June 30, 2018. In the quarter ended December 30, 2017, $277.2 million is recorded as long-term income taxes payable and $19.3 million is recorded in accrued liabilities related to the current portion of this payable on the Company's Condensed Consolidated Balance Sheet as of December 30, 2017. Additional detailed information required to complete the calculation includes, but is not limited to, (i) completing a foreign earnings and profit study to determine the Company’s deferred foreign income since 1986, including all acquisitions; (ii) determining foreign taxes paid against deferred foreign income; and (iii) determining whether the Company has an Overall Foreign Loss.

Prior to the reporting period in which the Tax Legislation was enacted, the Company did not recognize a deferred tax liability related to unremitted foreign earnings because it overcame the presumption of the repatriation of foreign earnings. As a result of the enactment of the Tax Legislation, the Company has recorded a provisional Transition Tax related to all post-1986 earnings of its non-U.S. subsidiaries. The Company is still evaluating whether those earnings will be repatriated to the U.S. and if there are any additional tax consequences resulting from the repatriation. Due to the complexity surrounding the application of new Tax Legislation, the Company will continue to evaluate outside basis differences and any related impact.
The Company expects that the Transition Tax will result in an increase to Provision for income taxes of approximately $315 million in fiscal 2018. Based on the interpretation of available guidance, the Company expects to remit the first payment on the due date of its fiscal year 2018 income tax return, which will be in fiscal 2019. The balance of annual payments will be paid ratably in our quarterly estimated tax payments. The following table presents the expected timing of income tax payments related to the Transition Tax expected to be recognized by the Company in fiscal 2018:

Transition Tax Payments
(millions)
Remainder of fiscal 2018	$—
Fiscal 2019	50.4
Fiscal 2020	25.2
Fiscal 2021	25.2
Fiscal 2022	25.2
Fiscal 2023	47.3
Fiscal 2024 and thereafter	141.7
Total	$315.0

(2)
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company has estimated the rate change adjustment related to the deferred tax balances that will reverse within the 2018 fiscal year at a blended U.S federal statutory income tax rate of 28% and those that will reverse after the 2018 fiscal year at the U.S federal statutory income tax rate of 21%. This deferred tax rate change adjustment is provisional and will be finalized after the Company completes its fiscal year. This amount will change if the estimated timing of the deferred tax impacts shift between fiscal 2018

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

and fiscal 2019 and beyond. The Company’s estimated adjustment may also be affected by other analysis related to the Tax Legislation, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the U.S. state income tax effect of adjustments made to federal temporary differences, such as the full expensing of qualified property which may not be allowed from a state tax perspective.
The Tax Legislation includes substantial changes to the taxation of foreign income, effectively converting the U.S. to a territorial income tax regime. Notable changes include that foreign earnings after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the BEAT and GILTI, which would increase the U.S federal statutory income tax rate above 21%. With limited exception, these tax regimes do not impact the Company until fiscal year 2019, and based on current facts and circumstances, the Company believes that GILTI is the tax regime most likely to apply. Under the GILTI regime, a portion of the Company’s foreign earnings will be subject to U.S. taxation, offset by available foreign tax credits subject to certain limitations. To the extent a company’s foreign operations are subject to GILTI and there is an existing outside basis difference in the Company’s foreign investments that exists within the reporting period, the Company may need to record a deferred tax liability for some portion of the anticipated additional tax resulting from future GILTI inclusions. For companies subject to GILTI, the FASB has indicated that companies are allowed to choose to record a deferred tax liability related to the outside basis difference in the fiscal year of enactment or record the future tax associated with GILTI as a period cost in the period said foreign earnings are included on the U.S. tax return. The Company is currently in the process of evaluating whether an outside basis difference in foreign investments exists and to what extent it will be subject to GILTI. Accordingly, the Company has recorded no additional deferred tax liability as of the quarter ended December 30, 2017.
Other provisions of the new legislation that are not applicable to the Company until fiscal 2019 include, but are not limited to, limiting deductibility of interest and executive compensation expense. Based on current facts and circumstances, we do not anticipate the impact of these provisions to be material to the overall financial statements.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit and bank guarantees totaling $17.8 million and $9.0 million outstanding at December 30, 2017 and July 1, 2017, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $315 million related to the Transition Tax. Refer to Note 14, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
16. SEGMENT INFORMATION
Prior to fiscal 2018, the Company had the following three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018, the Company realigned its business following the acquisition of Kate Spade. The Company now has three reportable segments, which are the Company's operating segments. These segments are based on its business activities and organization:

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The new segment structure is consistent with how the Company establishes its overall business strategy, allocates resources and assesses performance of its business. Additionally, certain costs were reclassified in fiscal 2017 results from Corporate to the Coach and Stuart Weitzman segments, as the costs can now be specifically identified to a segment.
The following table summarizes segment performance for the three and six months ended December 30, 2017 and December 31, 2016:

	Coach	Kate Spade(1)	Stuart Weitzman	Corporate(2)	Total
	(millions)
Three Months Ended December 30, 2017

Net sales	$1,229.6	$434.7	$120.7	$—	$1,785.0
Gross profit	846.0	258.0	73.4	—	1,177.4
Operating income (loss)	361.2	45.3	21.3	(81.4)	346.4
Income (loss) before provision for income taxes	361.2	45.3	21.3	(103.6)	324.2
Depreciation and amortization expense(3)	32.4	19.8	4.0	9.8	66.0
Additions to long-lived assets(4)	44.8	7.1	2.5	23.2	77.6

Three Months Ended December 31, 2016

Net sales	$1,203.4	$—	$118.3	$—	$1,321.7
Gross profit	830.2	—	76.0	—	906.2
Operating income (loss)	338.7	—	12.0	(73.3)	277.4
Income (loss) before provision for income taxes	338.7	—	12.0	(78.4)	272.3
Depreciation and amortization expense(3)	32.7	—	3.9	11.8	48.4
Additions to long-lived assets(4)	40.5	—	5.8	7.8	54.1

Six Months Ended December 30, 2017
Net sales	$2,153.3	$703.5	$217.1	$—	$3,073.9
Gross profit	1,478.1	334.3	129.4	—	1,941.8
Operating income (loss)	559.5	(89.6)	29.7	(175.0)	324.6
Income (loss) before provision for income taxes	559.5	(89.6)	29.7	(217.7)	281.9
Depreciation and amortization expense(3)	70.5	30.2	8.0	22.8	131.5
Additions to long-lived assets(4)	73.9	14.0	3.2	35.4	126.5

Six Months Ended December 31, 2016
Net sales	$2,153.5	$—	$205.8	$—	$2,359.3
Gross profit	1,493.8	—	127.1	—	1,620.9
Operating income (loss)	571.0	—	15.9	(143.6)	443.3
Income (loss) before provision for income taxes	571.0	—	15.9	(154.4)	432.5
Depreciation and amortization expense(3)	68.3	—	7.7	27.7	103.7
Additions to long-lived assets(4)	83.4	—	14.9	23.4	121.7

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of Kate Spade have been consolidated in the Company's operating results commencing on July 11, 2017. Kate Spade's sales are primarily generated by kate spade new york brand women's handbags, small leather goods, ready-to-wear and jewelry. Kate Spade's assets are primarily located in the U.S.

(2)
Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and information systems expense. Furthermore, certain integration and acquisition costs as

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

well as costs under the Operational Efficiency Plan as described in Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," respectively, are included within Corporate.

(3)
Depreciation and amortization expense includes $2.2 million and $5.2 million of Integration & Acquisition costs for the three and six months ended December 30, 2017, respectively. Depreciation and amortization expense includes $0.5 million and $3.5 million of Operational Efficiency Plan charges for the three and six months ended December 31, 2016, respectively. These charges are recorded within Corporate. There were no costs incurred related to the Operational Efficiency Plan during the three and six months ended December 30, 2017. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(4)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

17. HEADQUARTERS TRANSACTIONS
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
18. SUBSEQUENT EVENTS
Term Loan Repayments
On January 10, 2018, the Company repaid the $800.0 million Six-Month Term Loan, in accordance with the terms of the agreement. On January 24, 2018, the Company repaid the $300.0 million Three-Year Term Loan, earlier than the terms in the agreement. The Revolving Credit Facility under the Facility will continue to remain in effect.
Acquisitions
During the second quarter of fiscal 2018, the Company entered into an agreement to acquire designated assets of its Stuart Weitzman distributor in Northern China, which is expected to close in the third quarter of fiscal 2018. On January 2, 2018, the Company entered into an agreement to take operational control of KS China Co., Limited and KS HMT Co., Limited. On February 2, 2018, the Company entered into an agreement to acquire designated assets of its Coach distributor in Australia and New Zealand, which is expected to close in the third quarter of fiscal 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read together with the Company's condensed consolidated financial statements and notes to those statements included elsewhere in this document. When used herein, the terms "the Company," "Tapestry," "we," "us" and "our" refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Stuart Weitzman," "Kate Spade" or "kate spade new york" refer only to the identified brand.
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
Prior to fiscal 2018, the Company had three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018 and as a result of the Kate Spade acquisition, the Company aligned its reportable segments with the new structure of its business. As a result, the Company has three reportable segments:

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
Integration and Acquisition
The Company completed its acquisition of Kate Spade on July 11, 2017. As a result, the Company incurred charges related to the integration and acquisition of the business. These charges are primarily associated with purchase price accounting adjustments, acquisition costs, inventory-related charges, contractual payments and organization-related expenses. The Company continues to develop its plans for integration, and currently estimates that it will incur approximately $30-40 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, for the remainder of fiscal 2018.
Refer to Note 4, "Integration and Acquisition Costs," and "GAAP to Non-GAAP Reconciliation" for further information.
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan were recorded within SG&A expenses, and were substantially completed by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. The Company has incurred charges to date of $74.5 million. The remaining charges under this plan are expected to approximate $5-10 million and will be recorded within Corporate. The plan is expected to be complete by the end of fiscal 2018.
Refer to Note 5, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation" for further information.
Tax Legislation
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation, significantly revises the U.S. tax code by (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”), (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. Notable changes include the following:

•
The Company expects to receive the full benefit of the rate reduction in fiscal 2019, as compared with the partial rate reduction it will receive in fiscal 2018 based on the pro-rated number of days the new rate applies to the current fiscal year. In the current year, the U.S federal statutory income tax rate will be approximately 28%, which will further decline to 21% in fiscal 2019.

•
Foreign earnings that may exist after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the alternative BEAT and GILTI tax regimes which would increase the U.S federal statutory income tax rate above 21%. With limited exception, these tax regimes do not impact the Company until fiscal year 2019. Based on current facts and circumstances the Company believes that GILTI is the tax regime most likely to apply. Under the GILTI regime a portion of the Company’s foreign earnings that may exist will be subject to U.S. taxation. To the extent a company’s foreign operations are subject to GILTI and there is an existing outside basis difference in the Company’s foreign investments that exists within the reporting period, the Company may need to record a deferred tax liability for some portion of the anticipated additional tax resulting from future GILTI inclusions. Outside-basis difference is generally defined as the difference between an entity’s financial statement carrying amount and the tax basis of the parent’s investment in that entity’s stock. Outside basis differences typically arise from things such as the entity earning income, post-acquisition, that has yet to be distributed to the parent company, or purchase accounting adjustments recorded on acquisition that increase or decrease the entity’s book value on the face of its financial statements, but do not provide any additional tax basis as the adjustments must be ignored for tax purposes. For companies subject to GILTI, the FASB has indicated that companies are allowed to choose to record a deferred tax liability related to the outside basis difference in the fiscal year of enactment or to record the future tax associated with GILTI as a period cost in the period those foreign earnings are included on the U.S. tax return. Given that the Company is still evaluating whether an outside basis difference in foreign investments exists and to what extent it will be subject to GILTI, the Company has recorded no additional deferred tax liability as of the quarter ended December 30, 2017.

•
The Tax Legislation includes what many believe is an unintended consequence that results in certain Qualified Improvement Property (“QIP”), which includes much of the Company’s leasehold improvements, being ineligible for bonus depreciation.  The Company has estimated fiscal year 2018 depreciation expense based on how the law was drafted, with no consideration of the perceived legislative intent.  The Company has estimated its capital expenditures by class to estimate depreciation expense for purposes of forecasting the rate change adjustment of our deferred tax balance.  If Tax Legislation for QIP is adjusted, it will impact the rate change adjustment amount, which in turn will impact the Company’s estimated annual effective tax rate for fiscal 2018.

•
At this time, it is unknown whether the states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all aspects of its provision for income tax for the quarter ended December 30, 2017 are recorded based on its historical approach to state tax expense.

•
Other provisions of the new legislation that are not applicable to the Company until fiscal 2019 include, but are not limited to, the provisions limiting deductibility of interest and executive compensation expense. Based on current facts and circumstances, we do not anticipate the impact of these provisions to be material to the overall financial statements.

The Company expects further impact in the remainder of fiscal 2018 and in fiscal 2019 as it finalizes the calculations to determine the proper inclusion of the Transition Tax and to re-measure its deferred tax balance. Based on currently available information, it is impossible to predict the amount of anticipated adjustment and whether this adjustment will be beneficial or detrimental to our effective tax rate. Additional analysis required to complete the Transition Tax calculation includes, but is not limited to, (i) completing a foreign earnings and profit study to determine the Company’s deferred foreign income since 1986, including all acquisitions; (ii) determining foreign taxes paid against deferred foreign income; and (iii) determining whether the Company has an Overall Foreign Loss. The Company’s estimated adjustment may also be affected by other analysis related to the Tax Legislation, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences, such as the full expensing of qualified property which may not be allowed from a state tax perspective.

Current Trends and Outlook
Global consumer retail traffic remains relatively inconsistent across channels and geographies, which has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic softness with increased levels of conversion. While certain developed geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained due to the economic uncertainty. Further declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
After stronger than expected economic performance in calendar 2017, including improvements in the labor and housing market as well as modest growth in overall consumer spending, the U.S. economic outlook has improved and moderate economic growth is expected to continue in calendar 2018. Several organizations that monitor the world’s economy, including the International Monetary Fund, observed economic strengthening across the majority of the globe in 2017 and are projecting broad-based accelerated economic strengthening for 2018, but anticipate that the current growth rates are unlikely to persist in the long term. It is still, however, too early to understand what kind of sustained impact these trends or changes in tax legislation will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains due to political uncertainty and potential changes to international trade agreements. Political and economic instability or changing macroeconomic conditions that exist or may arise in our major markets may contribute to the uncertainty as to whether current positive trends will be sustained, including but not limited to the impact of the United Kingdom ("U.K.") voting to leave the European Union ("E.U.") in its referendum on June 23, 2016, commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. has two years to complete these negotiations.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017 and Part II, Item 1A."Risk Factors" of this Form 10-Q.

SECOND QUARTER FISCAL 2018 COMPARED TO SECOND QUARTER FISCAL 2017
The following table summarizes results of operations for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,785.0	100.0%	$1,321.7	100.0%	$463.3	35.1%
Gross profit	1,177.4	66.0	906.2	68.6	271.2	29.9
SG&A expenses	831.0	46.6	628.8	47.6	202.2	32.1
Operating income	346.4	19.4	277.4	21.0	69.0	24.9
Interest expense, net	22.2	1.2	5.1	0.4	17.1	NM
Provision for income taxes	261.0	14.6	72.6	5.5	188.4	NM
Net income	63.2	3.5	199.7	15.1	(136.5)	(68.3)
Net income per share:
Basic	$0.22		$0.71		$(0.49)	(68.8)%
Diluted	$0.22		$0.71		$(0.49)	(68.8)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2018 and fiscal 2017 reflect the impact of the Operational Efficiency Plan and Integration and Acquisition costs, as well as the impact of the new tax legislation in the second quarter of fiscal 2018, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.
Second Quarter Fiscal 2018 Items

	Three Months Ended December 30, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,177.4	$—	$(18.4)	$—	$1,195.8
SG&A expenses	831.0	3.5	43.0	—	784.5
Operating income	346.4	(3.5)	(61.4)	—	411.3
Income before provision for income taxes	324.2	(3.5)	(61.4)	—	389.1
Provision for income taxes	261.0	(1.1)	(15.0)	194.2	82.9
Net income	63.2	(2.4)	(46.4)	(194.2)	306.2
Diluted net income per share	0.22	(0.01)	(0.16)	(0.68)	1.07
In the second quarter of fiscal 2018 the Company incurred adjustments as follows:

•
Operational Efficiency Plan - Total charges of $3.5 million primarily related to technology infrastructure costs. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information regarding this plan.

•	Integration & Acquisition Costs - Total charges of $61.4 million, primarily attributable to the integration and acquisition of Kate Spade. These charges include:

◦	Limited life purchase accounting adjustments

◦	Severance and related costs as a result of contractual agreements with certain Kate Spade executives

◦	Organizational costs as a result of integration

◦	Professional Fees
Refer to the "Executive Overview" herein and Note 4, "Integration & Acquisition Costs," for more information.

•
Impact of Tax Legislation - Total charges of $194.2 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 14, "Income Taxes," for further information.

These actions taken together increased the Company's provision for income taxes by $178.1 million, SG&A expenses by $46.5 million and cost of sales by $18.4 million, negatively impacting net income by $243.0 million or $0.85 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the second quarter of fiscal 2018:

	Three Months Ended December 30, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade(1)	Stuart Weitzman(1)	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	(17.0)	(1.4)	—
Gross profit	$1,177.4	$—	$(17.0)	$(1.4)	$—	$1,195.8

SG&A
Integration & Acquisition		—	29.7	0.9	12.4
Operational Efficiency Plan		—	—	—	3.5
SG&A	$831.0	$—	$29.7	$0.9	$15.9	$784.5

Operating income	$346.4	$—	$(46.7)	$(2.3)	$(15.9)	$411.3

(1)	Refer to Note 4, "Integration and Acquisition Costs" and Note 5, "Restructuring Activities," for further information.

Second Quarter Fiscal 2017 Items

	Three Months Ended December 31, 2016
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$906.2	$—	$(0.2)	$906.4
SG&A expenses	628.8	3.7	13.0	612.1
Operating income	277.4	(3.7)	(13.2)	294.3
Income before provision for income taxes	272.3	(3.7)	(13.2)	289.2
Provision for income taxes	72.6	(1.2)	(4.2)	78.0
Net income	199.7	(2.5)	(9.0)	211.2
Diluted net income per share	0.71	(0.01)	(0.03)	0.75
In the second quarter of fiscal 2017, the Company incurred adjustments as follows:

•	Operational Efficiency Plan - $3.7 million primarily related to technology infrastructure and organizational efficiency costs.

•
Integration & Acquisition Costs - $13.2 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $13.0 million is primarily related to charges attributable to integration-related activities and contingent payments and $0.2 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up.

These actions taken together increased the Company's SG&A expenses by $16.7 million and cost of sales by $0.2 million, negatively impacting net income by $11.5 million or $0.04 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the second quarter of fiscal 2017:

	Three Months Ended December 31, 2016
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman(1)	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	—	(0.2)	—
Gross profit	$906.2	$—	$—	$(0.2)	$—	$906.4

SG&A
Integration & Acquisition		—	—	10.0	3.0
Operational Efficiency Plan		—	—	—	3.7
SG&A	$628.8	$—	$—	$10.0	$6.7	$612.1

Operating income	$277.4	$—	$—	$(10.2)	$(6.7)	$294.3

(1)	Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

Tapestry, Inc. Summary – Second Quarter of Fiscal 2018
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2018 compared to fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the second quarter of fiscal 2018 increased 35.1% or $463.3 million to $1.79 billion, primarily due to the Kate Spade acquisition and due to increased revenues from Coach and Stuart Weitzman. Excluding the favorable effects of foreign currency, net sales increased by 34.6% or $457.2 million.
Gross Profit
Gross profit increased 29.9% or $271.2 million to $1.18 billion in the second quarter of fiscal 2018 from $906.2 million in the second quarter of fiscal 2017. Gross margin for the second quarter of fiscal 2018 was 66.0% as compared to 68.6% in the second quarter of fiscal 2017. Excluding Non-GAAP charges of $18.4 million and $0.2 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein gross profit increased 31.9% or $289.4 million to $1.2 billion in the second quarter of fiscal 2018 from $906.4 million in the second quarter of fiscal 2017. The increase in gross profit is primarily driven by the acquisition of Kate Spade of $275.0 million and increases in Coach of $15.8 million.
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
SG&A expenses increased 32.1% or $202.2 million to $831.0 million in the second quarter of fiscal 2018 as compared to $628.8 million in the second quarter of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 46.6% during the second quarter of fiscal 2018 as compared to 47.6% during the second quarter of fiscal 2017. Excluding non-GAAP adjustments of $46.5 million and $16.7 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, SG&A expenses increased $172.4 million from the second quarter of fiscal 2017; and SG&A expenses as a percentage of net sales decreased, to 44.0% in the second quarter of fiscal 2018 from 46.3% in the second quarter of fiscal 2017. The increase is primarily due to the acquisition of Kate Spade of $183.0 million, partially offset by decreases in Coach of $6.7 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 11.1% or $8.1 million to $81.4 million in the second quarter of fiscal 2018. Excluding non-GAAP adjustments of $15.9 million and $6.7 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses remained fairly consistent with a slight decrease of $1.1 million in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017.
Operating Income
Operating income increased $69.0 million to $346.4 million in the second quarter of fiscal 2018 as compared to $277.4 million in the second quarter of fiscal 2017. Operating margin was 19.4% in the second quarter of fiscal 2018 as compared to 21.0% in the second quarter of fiscal 2017. Excluding non-GAAP adjustments of $64.9 million in the second quarter of fiscal 2018 and $16.9 million in the second quarter of fiscal 2017, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 39.7% or $117.0 million to $411.3 million from $294.3 million in the second quarter of fiscal 2017; and operating margin was 23.0% in the second quarter of fiscal 2018 as compared to 22.3% in the second quarter of fiscal 2017. The increase in operating income is primarily driven by the acquisition of Kate Spade of $92.0 million and growth in Coach of $22.5 million.
Interest Expense, net
Interest expense, net totaled $22.2 million in the second quarter of fiscal 2018 as compared to $5.1 million in the second quarter of fiscal 2017 due to the debt borrowings that occurred to finance the Kate Spade acquisition.
Provision for Income Taxes
The effective tax rate was 80.5% in the second quarter of fiscal 2018 as compared to 26.6% in the second quarter of fiscal 2017. Excluding non-GAAP adjustments, the effective tax rate was 21.3% in the second quarter of 2018 as compared to 27.0% in the second quarter of fiscal 2017. The decrease in our effective tax rate was primarily attributable to the Tax Legislation which lowered the U.S federal statutory income tax and to a lesser extent the geographic mix of earnings.

Net Income
Net income decreased $136.5 million to $63.2 million in the second quarter of fiscal 2018 as compared to $199.7 million in the second quarter of fiscal 2017. Excluding non-GAAP adjustments, net income increased 45.1% or $95.0 million to $306.2 million in the second quarter of fiscal 2018. This increase was primarily due to an increase in gross profit, partially offset by an increase in SG&A expenses.
Net Income per Share
Net income per diluted share decreased 68.8% to $0.22 in the second quarter of fiscal 2018 as compared to $0.71 in the second quarter of fiscal 2017. Excluding non-GAAP adjustments, net income per diluted share increased 42.7% to $1.07 in the second quarter of fiscal 2018 from $0.75 in the second quarter of fiscal 2017, primarily due to higher net income.
Segment Performance - Second Quarter of Fiscal 2018
The following tables summarize results of operations by reportable segment for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,229.6	100.0%	$1,203.4	100.0%	$26.2	2.2%
Gross profit	846.0	68.8	830.2	69.0	15.8	1.9
SG&A expenses	484.8	39.4	491.5	40.9	(6.7)	(1.4)
Operating income	361.2	29.4	338.7	28.1	22.5	6.6
Coach Net Sales increased 2.2% or $26.2 million to $1.23 billion in the second quarter of fiscal 2018. Excluding the favorable impact of foreign currency, net sales increased 1.8% or $21.2 million. Comparable store sales for Coach increased $33.2 million or 3.2% when comparing to the second quarter of fiscal 2017. Excluding the impact of the Internet, comparable store sales increased 2.2%. In the second quarter of fiscal 2017, comparable store sales for the bricks and mortar business were favorably impacted by an increase in Internet orders fulfilled by bricks and mortar locations. The increase in comparable store sales is primarily due to increases in North America, primarily due to improved traffic, partially offset by decreases in Asia. Non-comparable store sales increased by $3.4 million primarily due to new stores in Europe and Asia, partially offset by store closures in North America. These increases were partially offset by wholesale which decreased by $9.9 million primarily due to lower International wholesale sales, excluding the net benefit of the expiration of the footwear license at the end of fiscal 2017 and bringing this business in-house.
Coach Gross Profit increased 1.9% or $15.8 million to $846.0 million in the second quarter of fiscal 2018. Gross margin decreased 20 basis points, inclusive of a 30 basis points negative impact due to the expiration of the footwear license, to 68.8% in the second quarter of fiscal 2018 from 69.0% in the second quarter of fiscal 2017. Gross margin in the second quarter of fiscal 2018 was not materially impacted by foreign currency.
Coach SG&A Expenses decreased 1.4% or $6.7 million to $484.8 million as compared to $491.5 million in the second quarter of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 39.4% during the second quarter of fiscal 2018 as compared to 40.9% during the second quarter of fiscal 2017. The $6.7 million decrease is due to lower expenses in Japan and lower global marketing expenses, partially offset by higher store related costs in Europe due to new store openings.
Coach Operating Income increased 6.6% or $22.5 million to $361.2 million in the second quarter of fiscal 2018 reflecting the increase in gross profit of $15.8 million, as well as lower SG&A expenses of $6.7 million. Operating margin increased 130 basis points to 29.4% in the second quarter of fiscal 2018 from 28.1% during the same period in the prior year.

Kate Spade

	Three Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$434.7	100.0%	—	—%	NM	NM
Gross profit	258.0	59.4	—	—	NM	NM
SG&A expenses	212.7	48.9	—	—	NM	NM
Operating income	45.3	10.5	—	—	NM	NM

NM - Not meaningful
Kate Spade Net Sales totaled $434.7 million in the second quarter of fiscal 2018. Comparable store sales for the period declined 7.3% primarily due to the strategic pullback in Internet flash sales. Excluding the impact of the Internet business, comparable store sales declined 2.8%.
Kate Spade Gross Profit totaled $258.0 million in the second quarter of fiscal 2018, resulting in a gross margin of 59.4%. Excluding non-GAAP adjustments of $17.0 million as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit totaled $275.0 million, resulting in a gross margin of 63.3%.
Kate Spade SG&A Expenses were $212.7 million in the second quarter of fiscal 2018. As a percentage of net sales, SG&A expenses were 48.9% during the second quarter of fiscal 2018. Excluding non-GAAP adjustments of $29.7 million as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses were $183.0 million or 42.1% of sales.
Kate Spade Operating Income totaled $45.3 million in the second quarter of fiscal 2018, resulting in an operating margin of 10.5%. Excluding non-GAAP adjustments, Kate Spade operating income totaled $92.0 million, resulting in an operating margin of 21.2%.
Stuart Weitzman

	Three Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$120.7	100.0%	$118.3	100.0%	$2.4	2.1%
Gross profit	73.4	60.8	76.0	64.3	(2.6)	(3.4)
SG&A expenses	52.1	43.1	64.0	54.1	(11.9)	(18.6)
Operating income	21.3	17.6	12.0	10.2	9.3	77.3

NM - Not meaningful
Stuart Weitzman Net Sales increased 2.1% or $2.4 million to $120.7 million in the second quarter of fiscal 2018, which was not materially impacted by changes in foreign currency. This increase was primarily due to higher sales in the retail business of $3.5 million, primarily due to higher comparable store sales and the impact of net store openings, partially offset by a $1.8 million decrease in wholesale sales primarily due to timing of shipments.
Stuart Weitzman Gross Profit decreased 3.4% or $2.6 million to $73.4 million during the second quarter of fiscal 2018. Gross margin decreased 350 basis points to 60.8% in the second quarter of fiscal 2018 from 64.3% in the second quarter of fiscal 2017. Excluding non-GAAP adjustments, Stuart Weitzman gross profit totaled $74.8 million and $76.2 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, resulting in a gross margin of 61.9% and 64.4%, respectively. The year over year change in gross margin was negatively impacted by foreign currency by 170 basis points, primarily due to the Euro. Excluding the impact of foreign currency, there was a decrease in gross margin of 80 basis points primarily due to the impact of promotional activity partially offset by the impact of product costing, as well as favorable channel mix.

Stuart Weitzman SG&A Expenses decreased 18.6% or $11.9 million to $52.1 million in the second quarter of fiscal 2018 as compared to $64.0 million in the second quarter of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 43.1% during the second quarter of fiscal 2018 as compared to 54.1% during the second quarter of fiscal 2017. Excluding non-GAAP adjustments of $0.9 million and $10.0 million in the second quarter of fiscal 2018 and 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses decreased 5.2% or $2.8 million to $51.2 million during the second quarter of fiscal 2018; and SG&A expenses as a percentage of net sales decreased, to 42.4% in the second quarter of fiscal 2018 from 45.6% in the second quarter of fiscal 2017. This decrease is primarily due to lower global marketing costs.
Stuart Weitzman Operating Income increased 77.3% or $9.3 million to $21.3 million in the second quarter of fiscal 2018, resulting in an operating margin of 17.6%, as compared to $12.0 million and 10.2%, respectively, in fiscal 2017. Excluding non-GAAP adjustments, Stuart Weitzman operating income increased 6.6% or $1.4 million to $23.6 million from $22.2 million in the second quarter of fiscal 2017; and operating margin was 19.6% in the second quarter of fiscal 2018 as compared to 18.8% in the second quarter of fiscal 2017.

FIRST SIX MONTHS FISCAL 2018 COMPARED TO FIRST SIX MONTHS FISCAL 2017
The following table summarizes results of operations for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,073.9	100.0%	$2,359.3	100.0%	$714.6	30.3%
Gross profit	1,941.8	63.2	1,620.9	68.7	320.9	19.8
SG&A expenses	1,617.2	52.6	1,177.6	49.9	439.6	37.3
Operating income	324.6	10.6	443.3	18.8	(118.7)	(26.8)
Interest expense, net	42.7	1.4	10.8	0.5	31.9	NM
Provision for income taxes	236.4	7.7	115.4	4.9	121.0	NM
Net income	45.5	1.5	317.1	13.4	(271.6)	(85.6)
Net income per share:
Basic	$0.16		$1.13		$(0.97)	(85.8)%
Diluted	$0.16		$1.13		$(0.97)	(85.9)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2018 and fiscal 2017 reflect the impact of the Operational Efficiency Plan and Integration and Acquisition costs, as well as the impact of the new tax legislation in the first six months of fiscal 2018, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.
First Six Months of Fiscal 2018 Items

	Six Months Ended December 30, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,941.8	$—	$(106.8)	$—	$2,048.6
SG&A expenses	1,617.2	6.6	142.1	—	1,468.5
Operating income	324.6	(6.6)	(248.9)	—	580.1
Income before provision for income taxes	281.9	(6.6)	(248.9)	—	537.4
Provision for income taxes	236.4	(2.1)	(67.2)	194.2	111.5
Net income	45.5	(4.5)	(181.7)	(194.2)	425.9
Diluted net income per share	0.16	(0.02)	(0.63)	(0.68)	1.49
In the first six months of fiscal 2018 the Company incurred adjustments as follows:

•
Operational Efficiency Plan - Total charges of $6.6 million primarily related to technology infrastructure costs and organizational efficiency costs. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information regarding this plan.

•	Integration & Acquisition Costs - Total charges of $248.9 million, primarily attributable to the integration and acquisition of Kate Spade. These charges include:

◦	Limited life purchase accounting adjustments

◦	Professional Fees

◦	Severance and related costs as a result of contractual agreements with certain Kate Spade executives

◦	Inventory reserves established primarily for the destruction of inventory

◦	Organizational costs as a result of integration
Refer to the "Executive Overview" herein and Note 4, "Integration & Acquisition Costs," for more information.

•
Impact of Tax Legislation - Total charges of $194.2 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 14, "Income Taxes," for further information.

These actions taken together increased the Company's provision for income taxes by $124.9 million, SG&A expenses by $148.7 million and cost of sales by $106.8 million, negatively impacting net income by $380.4 million, or $1.33 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the first six months of fiscal 2018:

	Six Months Ended December 30, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade(1)(2)	Stuart Weitzman(2)	Corporate(2)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	(105.4)	(1.4)	—
Gross profit	$1,941.8	$—	$(105.4)	$(1.4)	$—	$2,048.6

SG&A
Integration & Acquisition		—	97.5	1.8	42.8
Operational Efficiency Plan		—	—	—	6.6
SG&A	$1,617.2	$—	$97.5	$1.8	$49.4	$1,468.5

Operating income	$324.6	$—	$(202.9)	$(3.2)	$(49.4)	$580.1

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

(2)	Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

First Six Months of Fiscal 2017 Items

	Six Months Ended December 31, 2016
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,620.9	$—	$(0.6)	$1,621.5
SG&A expenses	1,177.6	10.8	16.4	1,150.4
Operating income	443.3	(10.8)	(17.0)	471.1
Income before provision for income taxes	432.5	(10.8)	(17.0)	460.3
Provision for income taxes	115.4	(2.7)	(5.0)	123.1
Net income	317.1	(8.1)	(12.0)	337.2
Diluted net income per share	1.13	(0.03)	(0.04)	1.20
In the first six months of fiscal 2017, the Company incurred adjustments as follows:

•	Operational Efficiency Plan - $10.8 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs.

•
Integration & Acquisition Costs - $17.0 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $16.2 million is primarily related to charges attributable to integration-related activities and contingent payments and $0.8 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up and distributor relationships.

These actions taken together increased the Company's SG&A expenses by $27.2 million and cost of sales by $0.6 million, negatively impacting net income by $20.1 million, or $0.07 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the first six months of fiscal 2017:

	Six Months Ended December 31, 2016
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman(1)	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	—	(0.6)	—
Gross profit	$1,620.9	$—	$—	$(0.6)	$—	$1,621.5

SG&A
Integration & Acquisition		—	—	11.0	5.4
Operational Efficiency Plan		—	—	—	10.8
SG&A	$1,177.6	$—	$—	$11.0	$16.2	$1,150.4

Operating income	$443.3	$—	$—	$(11.6)	$(16.2)	$471.1

(1)	Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

Tapestry, Inc. Summary – First Six Months of Fiscal 2018
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2018 compared to fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first six months of fiscal 2018 increased 30.3% or $714.6 million to $3.07 billion, primarily due to the Kate Spade acquisition and due to increased revenues from Stuart Weitzman. Excluding the effects of foreign currency, net sales increased by 30.5% or $719.0 million.
Gross Profit
Gross profit increased 19.8% to $1.94 billion during the first six months of fiscal 2018 from $1.62 billion in the first six months of fiscal 2017. Gross margin for the first six months of fiscal 2018 was 63.2% as compared to 68.7% in the first six months of fiscal 2017. Excluding Non-GAAP charges of $106.8 million and $0.6 million in the first six months of fiscal 2018 and 2017, respectively, gross profit increased 26.3% or $427.1 million to $2.05 billion from $1.62 billion in the first six months of fiscal 2017. The increase in gross profit is primarily driven by the acquisition of Kate Spade of $439.7 million, partially offset by decreases in Coach of $15.7 million.
Selling, General and Administrative Expenses
SG&A expenses increased 37.3% or $439.6 million to $1.62 billion in the first six months of fiscal 2018 as compared to $1.18 billion in the first six months of fiscal 2017. As a percentage of net sales, SG&A expenses increased to 52.6% during the first six months of fiscal 2018 as compared to 49.9% during the first six months of fiscal 2017. Excluding non-GAAP adjustments of $148.7 million and $27.2 million in the first six months of fiscal 2018 and 2017, respectively, SG&A expenses increased $318.1 million from the first six months of fiscal 2017; and SG&A expenses as a percentage of net sales decreased to 47.8% in the first six months of fiscal 2018 from 48.8% in the first six months of fiscal 2017. The increase is primarily due to the acquisition of Kate Spade of $326.4 million, partially offset by decreases in Coach of $4.2 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 21.9% or $31.4 million to $175.0 million in the first six months of fiscal 2018. Excluding non-GAAP adjustments of $49.4 million and $16.2 million in the first six months of fiscal 2018 and 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses remained fairly consistent with a slight decrease of $1.8 million in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Operating Income
Operating income decreased $118.7 million to $324.6 million in the first six months of fiscal 2018 as compared to $443.3 million in the first six months of fiscal 2017. Operating margin was 10.6% in the first six months of fiscal 2018 as compared to 18.8% in the first six months of fiscal 2017. Excluding non-GAAP adjustments of $255.5 million in the first six months of fiscal 2018 and $27.8 million in the first six months of fiscal 2017, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, operating income increased 23.2% or $109.0 million to $580.1 million from $471.1 million in the first six months of fiscal 2017; and operating margin was 18.9% in the first six months of fiscal 2018 as compared to 20.0% in the first six months of fiscal 2017. The increase in operating income is primarily driven by the acquisition of Kate Spade of $113.3 million, partially offset by decreases in Coach of $11.5 million.
Interest Expense, net
Interest expense, net totaled $42.7 million in the first six months of fiscal 2018 as compared to $10.8 million in the first six months of fiscal 2017 due to the debt borrowings that occurred to finance the Kate Spade acquisition.
Provision for Income Taxes
The effective tax rate was 83.8% in the first six months of fiscal 2018 as compared to 26.7% in the first six months of fiscal 2017. Excluding non-GAAP adjustments, the effective tax rate was 20.7% in the first six months of fiscal 2018 as compared to 26.7% in the first six months of fiscal 2017. The decrease in our effective tax rate was primarily attributable to the Tax Legislation which lowered the U.S federal statutory income tax and to a lesser extent the adoption of ASU No. 2016-09.
Net Income
Net income decreased $271.6 million to $45.5 million in the first six months of fiscal 2018 as compared to $317.1 million in the first six months of fiscal 2017. Excluding non-GAAP adjustments, net income increased 26.4% or $88.7 million to $425.9 million in the first six months of fiscal 2018. This increase was primarily due to higher operating income, as well as a decrease in the provision for income taxes.

Net Income per Share
Net income per diluted share decreased 85.9% to $0.16 in the first six months of fiscal 2018 as compared to $1.13 in the first six months of fiscal 2017. Excluding non-GAAP adjustments, net income per diluted share increased 24.4% to $1.49 in the first six months of fiscal 2018 from $1.20 in the first six months of fiscal 2017, primarily due to higher net income.
Segment Performance - First Six Months of Fiscal 2018
The following tables summarize results of operations by reportable segment for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Six Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,153.3	100.0%	$2,153.5	100.0%	$(0.2)	—%
Gross profit	1,478.1	68.6	1,493.8	69.4	(15.7)	(1.1)
SG&A expenses	918.6	42.7	922.8	42.9	(4.2)	(0.5)
Operating income	559.5	26.0	571.0	26.5	(11.5)	(2.0)
Coach Net Sales remained flat at $2.15 billion in the first six months of fiscal 2018. Excluding the unfavorable impact of foreign currency, net sales increased 0.2% or $4.3 million. Comparable store sales for Coach increased $14.2 million or 0.8% when comparing to the first six months of fiscal 2017. Excluding the impact of the Internet, comparable store sales decreased 0.2%. The increase in comparable store sales is primarily due to increases in North America and Japan primarily due to improved traffic, partially offset by declines in Asia. Non-comparable stores increased by $14.9 million, primarily driven by new stores in Greater China, Europe and Asia partially offset by store closures in North America. These increases were partially offset by a decrease in wholesale of $18.5 million, primarily due to lower International wholesale sales, excluding the net benefit of the expiration of the footwear license at the end of fiscal 2017 and bringing this business in-house.
Coach Gross Profit decreased 1.1% or $15.7 million to $1.5 billion in the first six months of fiscal 2018. Gross margin decreased 80 basis points, inclusive of a 30 basis points negative impact due to the expiration of the footwear license, to 68.6% in the first six months of fiscal 2018 from 69.4% in the first six months of fiscal 2017. Gross margin in the first six months of fiscal 2018 was negatively impacted by foreign currency by approximately 40 basis points. Excluding the impact of foreign currency in both periods, gross margin decreased 60 basis points. The decrease in gross margin was primarily due to promotional activity, partially offset by favorable average unit cost and product mix.
Coach SG&A Expenses decreased 0.5% or $4.2 million to $918.6 million as compared to $922.8 million in the first six months of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 42.7% during the first six months of fiscal 2018 as compared to 42.9% during the first six months of fiscal 2017. The $4.2 million decrease is primarily due to lower costs in Coach Japan as well as lower global marketing expenses, partially offset by higher store-related costs in Europe associated with new store openings.
Coach Operating Income decreased 2.0% or $11.5 million to $559.5 million in the first six months of fiscal 2018 reflecting the decrease in gross profit of $15.7 million, partially offset by lower SG&A expenses of $4.2 million. Operating margin decreased 50 basis points to 26.0% in the first six months of fiscal 2018 from 26.5% during the same period in the prior year.

Kate Spade

	Six Months Ended
	December 30, 2017(1)		December 31, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$703.5	100.0%	$—	—%	NM	NM
Gross profit	334.3	47.5	—	—	NM	NM
SG&A expenses	423.9	60.2	—	—	NM	NM
Operating loss	(89.6)	(12.7)	—	—	NM	NM

NM - Not meaningful

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

Kate Spade Net Sales totaled $703.5 million in the first six months of fiscal 2018. Comparable store sales for the period declined 6.9% primarily due to the strategic pullback in Internet flash sales. Excluding the impact of the Internet business, comparable store sales declined 2.4%.
Kate Spade Gross Profit totaled $334.3 million in the first six months of fiscal 2018, resulting in a gross margin of 47.5%. Excluding non-GAAP adjustments of $105.4 million as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit totaled $439.7 million, resulting in a gross margin of 62.5%.
Kate Spade SG&A Expenses were $423.9 million in the first six months of fiscal 2018. As a percentage of net sales, SG&A expenses were 60.2% during the first six months of fiscal 2018. Excluding non-GAAP adjustments of $97.5 million as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses were $326.4 million.
Kate Spade Operating Loss totaled $89.6 million in the first six months of fiscal 2018, resulting in an operating margin of (12.7)%. Excluding non-GAAP adjustments, Kate Spade operating income totaled $113.3 million, resulting in an operating margin of 16.1%.
Stuart Weitzman

	Six Months Ended
	December 30, 2017		December 31, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$217.1	100.0%	$205.8	100.0%	$11.3	5.5%
Gross profit	129.4	59.6	127.1	61.8	2.3	1.8
SG&A expenses	99.7	45.9	111.2	54.0	(11.5)	(10.4)
Operating income	29.7	13.7	15.9	7.7	13.8	87.1

NM - Not meaningful
Stuart Weitzman Net Sales increased 5.5% or $11.3 million to $217.1 million in the first six months of fiscal 2018, which was not materially impacted by changes in foreign currency. This increase is primarily due to a $6.0 million increase in wholesale sales primarily due to timing of shipments, as well as higher sales in the retail business of $4.8 million primarily due to the impact of net store openings.
Stuart Weitzman Gross Profit increased 1.8% or $2.3 million to $129.4 million during the first six months of fiscal 2018. Gross margin decreased 220 basis points to 59.6% in the first six months of fiscal 2018 from 61.8% in the first six months of fiscal 2017. Excluding non-GAAP adjustments, Stuart Weitzman gross profit totaled $130.8 million and $127.7 million in the first six months of fiscal 2018 and fiscal 2017, respectively, resulting in a gross margin of 60.2% and 62.0%, respectively. The year over year change in gross margin was negatively impacted by foreign currency rates by 120 basis points, primarily due to the Euro.

Excluding the impact of foreign currency, there was a decrease in gross margin of 60 basis points primarily due to the impact of promotional activity partially offset by the impact of product costing.
Stuart Weitzman SG&A Expenses decreased 10.4% or $11.5 million to $99.7 million in the first six months of fiscal 2018 as compared to $111.2 million in the first six months of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 45.9% during the first six months of fiscal 2018 as compared to 54.0% during the first six months of fiscal 2017. Excluding non-GAAP adjustments of $1.8 million and $11.0 million in the first six months of fiscal 2018 and 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, SG&A expenses decreased 2.3% or $2.3 million to $97.9 million in the first six months of fiscal 2018; and SG&A expenses as a percentage of net sales decreased, to 45.1% in the first six months of fiscal 2018 from 48.7% in the first six months of fiscal 2017. This decrease is primarily due to lower global marketing costs.
Stuart Weitzman Operating Income increased 87.1% or $13.8 million to $29.7 million in the first six months of fiscal 2018, resulting in an operating margin of 13.7%, as compared to $15.9 million and 7.7%, respectively in fiscal 2017. Excluding non-GAAP adjustments, Stuart Weitzman operating income increased 19.8% or $5.4 million to $32.9 million from $27.5 million in the first six months of fiscal 2017; and operating margin was 15.1% in the first six months of fiscal 2018 as compared to 13.3% in the first six months of fiscal 2017.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter and first six months of fiscal 2018 and fiscal 2017 reflect certain items, including the impact of the Integration and Acquisition for Tapestry, the Operational Efficiency Plan and the impact of the new tax legislation in the second quarter of fiscal 2018. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 30, 2017	December 31, 2016	Change
	(millions)

Net cash provided by operating activities	$431.0	$328.1	$102.9
Net cash (used in) provided by investing activities	(1,988.5)	599.8	(2,588.3)
Net cash provided by (used in) financing activities	940.0	(467.0)	1,407.0
Effect of exchange rate changes on cash and cash equivalents	9.6	(10.2)	19.8
Net (decrease) increase in cash and cash equivalents	$(607.9)	$450.7	$(1,058.6)
The Company’s cash and cash equivalents decreased by $607.9 million in the first six months of fiscal 2018 as compared to an increase of $450.7 million in the first six months of fiscal 2017, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $102.9 million due changes in operating assets and liabilities of $357.7 million and higher non-cash charges of $16.8 million, partially offset by lower net income of $271.6 million.
The $357.7 million increase in changes in operating asset and liability balances was primarily driven by changes in other liabilities, accrued liabilities, accounts receivable, other assets and inventories, partially offset by changes in accounts payable. Other liabilities were a source of cash of $233.4 million in the first six months of fiscal 2018 compared to a source of cash of $3.0 million in the first six months of fiscal 2017, primarily related to an increase in the Company's long-term income tax payable as a result of the Transition Tax. Accrued liabilities were a source of cash of $4.9 million in the first six months of fiscal 2018 as compared to a use of cash of $49.3 million in the first six months of fiscal 2017, primarily driven by the timing of interest payments. Accounts receivable was a source of cash of $14.0 million in the first six months of fiscal 2018 as compared to a use of cash of $35.1 million in the first six months of fiscal 2017, primarily driven by a smaller build in receivables compared to prior year due to lower Coach wholesale sales and lower licensing royalties as a result of bringing the footwear business in-house. Other assets were a source of cash of $28.4 million in the first six months of fiscal 2018 as compared to a use of cash of $20.6 million in the first six months of fiscal 2017, primarily driven by timing of income tax payments. Inventories were a source of cash of $12.5 million in the first six months of fiscal 2018 as compared to a use of cash of $26.9 million in the first six months of fiscal 2017, primarily driven by Kate Spade inventory balances as a result of seasonality. Accounts payable was a use of cash of $92.0 million in the first six months of fiscal 2018 as compared to a use of cash of $27.6 million in the first six months of fiscal 2017, primarily driven by the timing of Kate Spade inventory payments.
Net cash (used in) provided by investing activities
Net cash used in investing activities in the first six months of fiscal 2018 was $1.99 billion as compared to a source of cash of $599.8 million in the first six months of fiscal 2017. The $2.59 billion increase in net cash used in investing activities is primarily due to the purchase of Kate Spade, net of cash acquired, of $2.32 billion in the first six months of fiscal 2018, as well as the prior year proceeds from the sale of the Company's investment in Hudson Yards of $680.6 million and the sale of our prior headquarters of $126.0 million in the first six months of fiscal 2017. This was partially offset by the impact of net cash proceeds from maturities and sales of investments of $458.2 million in the first six months of fiscal 2018, compared to net purchases of investments of $80.9 million in the first six months of fiscal 2017.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $940.0 million in the first six months of fiscal 2018 as compared to a use of cash of $467.0 million in the first six months of fiscal 2017. The $1.41 billion increase was primarily due to the proceeds from the issuance of debt of $1.10 billion during the first six months of fiscal 2018 as well as the repayment of long-term debt of $285.0 million during the first six months of fiscal 2017.

Working Capital and Capital Expenditures
As of December 30, 2017, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$2,065.0	$—	$2,065.0
Short-term investments(1)	26.8	—	26.8
Long-term investments	27.3	—	27.3
Revolving Credit Facility(2)(3)	900.0	—	900.0
Term Loans(2)	1,100.0	1,100.0	—
3.000% Senior Notes due 2022(4)	400.0	400.0	—
4.250% Senior Notes due 2025(4)	600.0	600.0	—
4.125% Senior Notes due 2027(4)	600.0	600.0	—
Total	$5,719.1	$2,700.0	$3,019.1

(1)
As of December 30, 2017, approximately 65% of our cash and short-term investments were held outside the U.S. in jurisdictions. Prior to the reporting period in which the Tax Legislation was enacted, the Company did not recognize a deferred tax liability related to unremitted foreign earnings because it overcame the presumption of the repatriation of foreign earnings. As a result of the enactment of the Tax Legislation, the Company has recorded a provisional Transition Tax related to all post-1986 earnings of its non-U.S. subsidiaries. The Company is still evaluating whether those earnings will be repatriated to the U.S. and if there are any additional tax consequences resulting from the repatriation. Due to the complexity surrounding the application of new Tax Legislation, the Company will continue to evaluate outside basis differences and any related impact.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility" and collectively with the Term Loan Facilities, the "Facility"). During the first quarter of fiscal 2018, in connection with the acquisition of Kate Spade, the Company borrowed $800.0 million under the six-month term loan credit facility and $300.0 million under the three-year term loan credit facility for a total of $1.10 billion. On January 10, 2018, the Company repaid the $800.0 million Six-Month Term Loan, in accordance with the terms of the agreement. On January 24, 2018, the Company repaid the $300.0 million Three-Year Term Loan, earlier than the terms in the agreement. Refer to Note 18, "Subsequent Events." The Revolving Credit Facility under the Facility will continue to remain in effect.

(3)
In May 2017, the Revolving Credit Facility replaced the Company's previously existing revolving credit facility agreement under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of December 30, 2017. Refer to Note 11, "Debt," for further information on our existing debt instruments.

(4) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the

"2027 Senior Notes"). Furthermore, the indenture for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 30, 2017, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility and Term Loans are adequately diversified with no undue concentrations in any one financial institution. As of December 30, 2017, there were 13 financial institutions participating in the Revolving Credit Facility and Term Loans, with no one participant maintaining a maximum commitment percentage in excess of 13%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2018 capital expenditures to be approximately $325 million.
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
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 30, 2017 are not necessarily indicative of that expected for the full fiscal 2018. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2017 10-K. As of December 30, 2017, there have been no material changes to any of the critical accounting policies.
As disclosed in our fiscal 2017 10-K, the Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. Furthermore, as previously disclosed, given the recency of our Stuart Weitzman acquisition, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived trademarks and trade names exceeded the respective carrying values by approximately 20%. Several factors could impact the brand's ability to achieve future cash flows, including optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. While there was no impairment recorded in the three-month and six-month periods ended December 30, 2017, given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2018 from those that are expected, it is possible that an interim test or our annual impairment test could result in an impairment of these assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows, arising from adverse changes in foreign currency exchange rates or interest rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The use of derivative financial instruments is in accordance with the Company's risk management policies, and we do not enter into derivative transactions for speculative or trading purposes.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of December 30, 2017 and July 1, 2017, forward currency contracts designated as cash flow hedges with a notional amount of $202.3 million and $146.9 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 30, 2017.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Chinese Renminbi, the Japanese Yen and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of December 30, 2017 and July 1, 2017 the total notional values of outstanding forward foreign currency contracts related to these loans were $230.2 million and $95.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at December 30, 2017 and July 1, 2017 was $2.5 million and $3.5 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at December 30, 2017 and July 1, 2017 was $5.3 million and $1.7 million, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility and the Term Loan Facilities (collectively "the Facility") entered into under the credit agreement dated May 30, 2017, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Facility. Borrowings under the Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR.
The Company is exposed to changes in interest rates related to the fair value of our Senior Notes. At December 30, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $618 million, $397 million and $606 million, respectively. At July 1, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $624 million, $395 million and $596 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on each series of the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 30, 2017.
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
On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law. The Tax Legislation, which became effective on January 1, 2018, significantly revised the U.S. tax code.  See Item 2, Management’s Discussion and Analysis of Financial Condition & Results of Operations - Executive Overview and Item 1, Financial Statements - Note 14, “Income Taxes,” for more information on the provisions of the Tax Legislation and the currently expected impact on the Company.  The Company has recorded its best estimate of impact of the Tax Legislation through its provision for income taxes in the quarter ended December 30, 2017 pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118.  All amounts recorded were based on current available guidance on interpretation of the Tax Legislation and, the Company believes, reasonable approaches to estimating its impact; however, such amounts are the Company’s provisional estimates at this time. For elements of the Tax Legislation where the Company was not yet able to make reasonable estimates of the impact, the Company has not recorded any adjustments and has continued accounting for these elements in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Legislation.  The Company cannot determine the amount of any such impacts at this time and amounts that have been estimated and recorded in the quarter ended December 30, 2017 are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined. The overall impact of the Tax Legislation is currently uncertain, and the Company’s business and financial condition could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares during the second quarter of fiscal 2018. As of December 30, 2017, the Company had zero availability remaining in the stock repurchase program.

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

Dated: February 7, 2018