Form 10-Q
period 2018-03-31
TAPESTRY, INC.
filed 2018-05-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 27, 2018 the Registrant had 287,817,710 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach", "Stuart Weitzman," "Kate Spade" or "kate spade new york" refer only to the identified brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including but not limited to: (i) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global lifestyle brand; (ii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (iii) our ability to successfully execute and achieve efficiencies and other benefits related to our multi-year transformation plan and operational efficiency initiatives; (iv) the effect of existing and new competition in the market; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell and source our product; (vi) our ability to retain the value of our brands and to respond to changing fashion trends in a timely manner; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations in our sales or operating results; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; (x) the impact of tax legislation; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 filed as Coach, Inc., the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017 and other filings with the Securities and Exchange Commission (the "SEC"). Tapestry assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	July 1, 2017
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,031.7	$2,672.9
Short-term investments	6.6	410.7
Trade accounts receivable, less allowances of $1.8 and $1.9, respectively	292.3	268.0
Inventories	714.3	469.7
Income tax receivable	99.6	41.5
Prepaid expenses and other current assets	143.8	90.5
Total current assets	2,288.3	3,953.3
Property and equipment, net	889.4	691.4
Long-term investments	0.1	75.1
Goodwill	1,513.5	480.5
Intangible assets	1,740.3	340.8
Deferred income taxes	32.0	170.5
Other assets	124.4	120.0
Total assets	$6,588.0	$5,831.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$221.9	$194.6
Accrued liabilities	637.5	559.2
Current debt	0.7	—
Total current liabilities	860.1	753.8
Long-term debt	1,599.5	1,579.5
Deferred income taxes	240.1	63.3
Long-term income taxes payable	270.9	—
Other liabilities	479.4	433.1
Total liabilities	3,450.0	2,829.7

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 287.8 million and 281.9 million shares, respectively	2.9	2.8
Additional paid-in-capital	3,177.0	2,978.3
Retained earnings	4.5	107.7
Accumulated other comprehensive loss	(46.4)	(86.9)
Total stockholders' equity	3,138.0	3,001.9
Total liabilities and stockholders' equity	$6,588.0	$5,831.6

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(millions, except per share data)
	(unaudited)
Net sales	$1,322.4	$995.2	$4,396.3	$3,354.5
Cost of sales	413.5	289.5	1,545.6	1,027.9
Gross profit	908.9	705.7	2,850.7	2,326.6
Selling, general and administrative expenses	749.9	554.6	2,367.1	1,732.2
Operating income	159.0	151.1	483.6	594.4
Interest expense, net	16.9	4.0	59.6	14.8
Income before provision for income taxes	142.1	147.1	424.0	579.6
Provision for income taxes	1.8	24.9	238.2	140.3
Net income	$140.3	$122.2	$185.8	$439.3
Net income per share:
Basic	$0.49	$0.44	$0.65	$1.57
Diluted	$0.48	$0.43	$0.65	$1.56
Shares used in computing net income per share:
Basic	286.2	280.8	284.7	280.2
Diluted	290.1	282.9	287.8	282.2
Cash dividends declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(millions)
	(unaudited)
Net income	$140.3	$122.2	$185.8	$439.3
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(2.7)	(0.7)	(6.8)	11.5
Unrealized (losses) gains on available-for-sale investments, net	(0.1)	0.2	0.4	(0.8)
Foreign currency translation adjustments	28.7	22.4	46.9	(31.6)
Other comprehensive income (loss), net of tax	25.9	21.9	40.5	(20.9)
Comprehensive income	$166.2	$144.1	$226.3	$418.4

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2018	April 1, 2017
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$185.8	$439.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.6	148.7
Provision for bad debt	1.0	0.5
Share-based compensation	60.9	55.1
Excess tax effect from share-based compensation	—	1.0
Integration and restructuring activities	125.1	6.9
Deferred income taxes	(39.3)	63.0
Other non-cash charges, net	—	16.1
Changes in operating assets and liabilities:
Trade accounts receivable	78.6	35.9
Inventories	12.0	(31.1)
Accounts payable	(136.7)	(51.9)
Accrued liabilities	(40.0)	(101.7)
Other liabilities	168.6	(26.9)
Other assets	(18.1)	(24.9)
Net cash provided by operating activities	586.5	530.0
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Hudson Yards sale of investments	—	680.6
Sale of former headquarters	—	126.0
Acquisitions, net of cash acquired	(2,373.2)	—
Purchases of investments	(3.5)	(498.3)
Proceeds from maturities and sales of investments	482.2	450.8
Purchases of property and equipment	(186.6)	(192.1)
Acquisition of lease rights, net	—	(4.5)
Net cash (used in) provided by investing activities	(2,081.1)	562.5
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(287.1)	(283.2)
Proceeds from issuance of debt	1,100.0	—
Repayment of debt	(1,100.0)	(285.0)
Proceeds from share-based awards	159.9	40.7
Taxes paid to net settle share-based awards	(31.2)	(21.7)
Excess tax effect from share-based compensation	—	(1.0)
Net cash used in financing activities	(158.4)	(550.2)
Effect of exchange rate changes on cash and cash equivalents	11.8	(6.8)
Net (decrease) increase in cash and cash equivalents	(1,641.2)	535.5
Cash and cash equivalents at beginning of period	2,672.9	859.0
Cash and cash equivalents at end of period	$1,031.7	$1,394.5
Supplemental information:
Cash paid for income taxes, net	$68.0	$155.2
Cash paid for interest	$49.2	$26.0
Noncash investing activity - property and equipment obligations	$33.8	$40.4

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
The results of operations, cash flows and comprehensive income for the nine months ended March 31, 2018 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 30, 2018 ("fiscal 2018").
During the first quarter of 2018, the Company completed its acquisition of Kate Spade & Company ("Kate Spade"). During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to take operational control of the KS China Co., Limited and KS HMT Co., Limited joint ventures ("Kate Spade Joint Ventures") that operate in China, Hong Kong, Macau and Taiwan in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand. The operational results have been consolidated in the Company's operating results commencing on each respective transaction date.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2018 will be a 52-week period. Fiscal 2017 ended on July 1, 2017 and was also a 52-week period ("fiscal 2017"). The third quarter of fiscal 2018 ended on March 31, 2018 and was a 13-week period. The third quarter of fiscal 2017 ended on April 1, 2017 and was also a 13-week period.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Principles of Consolidation
These unaudited interim condensed consolidated financial statements include the accounts of the Company and all 100% owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, including the realignment of the Company's segment reporting structure, as further described in Note 16, "Segment Information."
3. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement- Reporting Comprehensive Income (Topic 220)," which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in accumulated other comprehensive income (loss). This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. The Company adopted this standard in the third quarter of fiscal 2018 and reclassified stranded amounts related to the cash flow hedges from accumulated other comprehensive loss to retained earnings. The reclassification and adoption did not have a material impact to the consolidated financial statements, including accumulated other comprehensive loss and retained earnings.
During the first quarter of fiscal 2018, the Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows beginning in fiscal 2018. Additionally, the Company began recognizing all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The Company adopted this standard prospectively, which resulted in a decrease in the tax provision of $9.8 million and $15.5 million for the three and nine months ended March 31, 2018, respectively. Future impacts of the adoption of this standard on the consolidated financial statements, particularly the income tax provision, will be dependent upon future events which are unpredictable. The Company has elected to continue to estimate expected forfeitures in determining compensation expense.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements in ASC 815. The objective of this ASU is to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and to reduce the complexity and simplify the application of hedge accounting by preparers. The requirements for the new standard will be effective for fiscal years beginning after December 15, 2018, and interim periods therein, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted upon issuance. The Company is currently in the process of evaluating the impact that adopting ASU 2017-12 will have on its consolidated financial statements and notes thereto.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for nearly all leases (other than short-term leases), as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. The new standard is required to be applied with a retrospective approach to each prior reporting period with various optional practical expedients. The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto. The Company expects the guidance will result in a significant increase to long-term assets and liabilities on its consolidated balance sheets and does not expect it to have a material impact on the consolidated statements of operations. This guidance is not expected to have a material impact on the Company's liquidity.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
4. INTEGRATION AND ACQUISITION COSTS
Fiscal 2018 Costs
The Company completed its acquisition of Kate Spade & Company during the first quarter of fiscal 2018. Furthermore, the Company completed its acquisitions of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures during the third quarter of fiscal 2018. As a result of these acquisitions, during the three and nine months ended March 31, 2018, the Company incurred integration and acquisition-related costs of $22.4 million and $271.3 million, respectively. The charges recorded in cost of sales for the three and nine months ended March 31, 2018 were $4.1 million and $110.9 million, respectively. Of the amount recorded to cost of sales for the three and nine months ended March 31, 2018, $1.0 million and $106.4 million were recorded in the Kate Spade segment and $2.1 million and $3.5 million were recorded within the Stuart Weitzman segment, respectively. The charges recorded to cost of sales in the Coach segment were $1.0 million for the three and nine months ended March 31, 2018. The charges recorded in selling, general and administrative ("SG&A") expenses for the three and nine months ended March 31, 2018 were $18.3 million and $160.4 million, respectively. Of the amount recorded to SG&A expenses for the three and nine months ended March 31, 2018, $9.1 million and $106.6 million were recorded in the Kate Spade segment, $4.3 million and $47.1 million were recorded within Corporate, and $4.7 million and $6.5 million were recorded in the Stuart Weitzman segment, respectively. The charges recorded to SG&A expenses in the Coach segment were $0.2 million for the three and nine months ended March 31, 2018.
The Company continues to develop its plans for integration, and currently estimates that it will incur approximately $20-30 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, for the remainder of fiscal 2018.
Refer to Note 6, "Acquisitions," for more information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the integration and acquisition charges and related liabilities, which are recorded as accrued liabilities as of March 31, 2018, is as follows:

	Purchase Accounting Adjustments (1)	Acquisition Costs (2)	Inventory-Related Charges (3)	Contractual Payments (4)	Organization-Related (5)	Other(6)	Total
	(millions)
Assumed Liability	$—	$—	$2.5	$—	$—	$—	$2.5
Fiscal 2018 charges	76.2	42.0	36.2	50.6	35.0	31.3	271.3
Cash payments	—	(41.2)	(2.9)	(50.6)	(14.8)	(23.5)	(133.0)
Non-cash charges	(76.2)	—	(35.7)	—	(5.1)	(7.3)	(124.3)
Liability as of March 31, 2018	$—	$0.8	$0.1	$—	$15.1	$0.5	$16.5

(1)
Purchase accounting adjustments, of which $73.3 million was recorded within cost of sales and $2.9 million was recorded in SG&A expenses for the nine months ended March 31, 2018, relate to the short-term impact of the amortization of fair value adjustments. Of the amount recorded to cost of sales for the nine months ended March 31, 2018, $70.7 million was recorded within the Kate Spade segment, $1.6 million was recorded within the Stuart Weitzman segment and $1.0 million was recorded within the Coach segment. Of the amount recorded to SG&A expenses, $2.9 million was recorded within the Kate Spade segment.

(2)
Acquisition costs, which were recorded to SG&A expenses, and of which $22.7 million were within Corporate, $19.1 million were within the Kate Spade segment, and $0.2 million were within the Coach segment for the nine months ended March 31, 2018, primarily relate to deal fees associated with the acquisitions.

(3)
Inventory-related charges, recorded within cost of sales, of which $35.7 million was recorded within the Kate Spade segment and $0.5 million was recorded within the Stuart Weitzman segment, primarily related to reserves for the future destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials. As of March 31, 2018, a reserve of $20.1 million is included within inventories on the Company's Condensed Consolidated Balance Sheets.

(4)
Contractual payments, which were recorded to SG&A expenses within the Kate Spade segment, primarily related to severance and related costs as a result of pre-existing agreements that were in place with certain Kate Spade executives which became effective upon the closing of the acquisition.

(5)
Organization-related costs, which were recorded to SG&A expenses, and of which $23.1 million were within the Kate Spade segment, $9.0 million within Corporate and $2.9 million within the Stuart Weitzman segment for the nine months ended March 31, 2018, primarily related to severance related charges, including $5.1 million of accelerated share-based compensation expense.

(6)
Other primarily relates to professional fees, asset write-offs and inventory true-up. The charges were primarily recorded in SG&A expenses, of which $15.4 million was recorded within Corporate, $10.9 million was recorded within the Kate Spade segment and $3.6 million was recorded within the Stuart Weitzman segment. Furthermore, $1.4 million was recorded in cost of sales within Stuart Weitzman for the nine months ended March 31, 2018.

Fiscal 2017 Costs
As a result of the Stuart Weitzman LLC acquisition, the Company incurred integration and acquisition-related costs of $4.5 million and $21.5 million, during the three and nine months ended April 1, 2017, respectively. The charges recorded to cost of sales were $0.0 million and $0.6 million for the three and nine months ended April 1, 2017 in the Stuart Weitzman segment. The charges recorded in SG&A expenses for the three and nine months ended April 1, 2017 were $4.5 million and $20.9 million, respectively. Of the amount recorded to SG&A expenses for the three and nine months ended April 1, 2017, $1.7 million and $12.7 million was recorded in the Stuart Weitzman segment, and $2.8 million and $8.2 million was recorded within Corporate, respectively.
The Company incurred acquisition costs of $16.9 million in the fourth quarter of fiscal 2017 related to the Kate Spade acquisition which were recorded within Corporate in SG&A.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

5. RESTRUCTURING ACTIVITIES
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms and optimize international supply chain and office locations. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model.
During the three and nine months ended March 31, 2018, the Company incurred charges of $2.9 million and $9.5 million, respectively, primarily due to technology infrastructure costs. During the three and nine months ended April 1, 2017, the Company incurred charges of $6.4 million and $17.2 million, respectively, primarily due to organizational efficiency costs, technology infrastructure costs and to a lesser extent, network optimization costs. Total cumulative charges incurred to date are $77.4 million. These charges were recorded to SG&A expenses. The remaining charges under this plan are expected to approximate $5 million and will be recorded within Corporate.
A summary of charges and related liabilities under the Operational Efficiency Plan is as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	15.6	8.0	0.4	24.0
Cash payments	(23.3)	(7.7)	(3.0)	(34.0)
Non-cash charges	(7.9)	—	(0.6)	(8.5)
Liability as of July 1, 2017	$6.6	$0.3	$—	$6.9
Fiscal 2018 charges	0.6	8.9	—	9.5
Cash payments	(4.4)	(8.7)	—	(13.1)
Non-cash charges	(0.8)	—	—	(0.8)
Liability as of March 31, 2018	$2.0	$0.5	$—	$2.5

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
The balances as of March 31, 2018 and July 1, 2017 are included within accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The above charges were recorded as Corporate expenses within the Company's Condensed Consolidated Statements of Operations.
6. ACQUISITIONS
Kate Spade and Company Acquisition
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Company accounted for the acquisition of Kate Spade under the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of the synergies expected from the acquisition.
The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period. This may include the assignment of goodwill to other reporting units of the Company when the analysis of expected synergies is completed. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Fair Value
(millions)
Cash and cash equivalents	$71.8
Trade accounts receivable	62.8
Inventories(1)	310.1
Prepaid expenses and other current assets	33.9
Property and equipment	175.5
Goodwill(2)(3)	916.1
Brand intangible asset(4)	1,300.0
Other intangible assets(5)	119.2
Other assets	59.0
Total assets acquired	3,048.4
Accounts payable and accrued liabilities	233.3
Deferred income taxes(6)	333.0
Other liabilities(7)	84.8
Total liabilities assumed	651.1
Total purchase price	2,397.3

Less: Cash acquired	(71.8)

Total purchase price, net of cash acquired	$2,325.5

(1) Included a step-up adjustment of approximately $67.5 million, which was amortized over 4 months.
(2) The goodwill balance is not deductible for tax purposes.
(3) Subsequent to the acquisition date, the Company made a measurement period adjustment to the fair value of certain assets acquired due to additional information obtained about facts and circumstances that existed as of the date of acquisition. As a result, there was an increase in other assets with a corresponding decrease in goodwill of $8.2 million. There was no impact on the Condensed Consolidated Statements of Operations. Refer to Note 7, "Goodwill and Other Intangible Assets" for more information.
(4) The brand intangible asset was valued based on the multi-period excess earnings method, of which the majority is not deductible for tax purposes.
(5) The components of other intangible assets included favorable lease rights of approximately $72.2 million (amortized over the remainder of the underlying lease terms), customer relationships of approximately $45.0 million (amortized over 15 years) and order backlog of $2.0 million (amortized over 6 months). Favorable lease rights were valued based on a comparison of market participant information and Company-specific lease terms. The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(6)
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

(7)	Includes an adjustment for unfavorable lease rights of approximately $49.5 million (amortized over the remainder of the underlying lease terms).
The operational results of Kate Spade for the post-acquisition period from July 11, 2017 to March 31, 2018 are included in the Company’s accompanying Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2018. Refer to Note 16, "Segment Information," for the operating results of the Kate Spade business.
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

(i)
Depreciation and amortization expenses related to the fair value adjustments to Kate Spade's property and equipment and intangible assets have been reflected in the three and nine months ended April 1, 2017. Short-term purchase accounting amortization has been excluded from the pro forma amounts due to the non-recurring nature.

(ii)	Transaction costs in the three and nine months ended March 31, 2018 have been excluded from the pro forma amounts due to their non-recurring nature.

(iii)
Interest expense of debt issued to finance the acquisition, including amortization of deferred financing fees, has been reflected in the three and nine months ended April 1, 2017. Historical interest expense for Kate Spade has been removed.

(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 40.0%.

(v)	Earnings per share amounts are calculated using unrounded numbers and the Company's historical weighted average shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(millions, except per share data)
Pro forma Net sales(1)	$1,322.4	$1,264.6	$4,429.2	$4,404.8
Pro forma Net income(1)	141.5	117.2	261.7	530.2

Pro forma Net income per share:
Basic	$0.49	$0.42	$0.92	$1.89
Diluted	$0.49	$0.41	$0.91	$1.88

(1)	The pro forma results for the three and nine months ended March 31, 2018 includes revenue and operating income from the pre-combination period in fiscal 2018.
Distributor Acquisitions and Kate Spade Joint Ventures Operational Control
During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to take operational control of the Kate Spade Joint Ventures that operate in Mainland China, Hong Kong, Macau and Taiwan in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand.
The aggregate purchase consideration for the three acquisitions was $153.7 million, of which $106.9 million will be paid in cash and the remaining is related to non-cash consideration. Of the cash consideration, $58.9 million (or $53.0 million net of cash

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

acquired) was paid during the third quarter of fiscal 2018 and the remaining will be paid in the future. Of the total purchase consideration of $153.7 million, $50.0 million of net assets were recorded at their fair values, and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $103.7 million. Of this amount, $52.8 million, $49.3 million and $1.6 million were assigned to the Company's Kate Spade, Stuart Weitzman and Coach segments, respectively.
The results of the operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition. The purchase price allocation for these assets acquired and liabilities assumed is substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period. The pro forma results are not presented for these acquisitions as they are immaterial.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at July 1, 2017	$324.5	$—	$156.0	$480.5
Foreign exchange impact	18.1	2.7	0.6	21.4
Acquisition of goodwill(1)	1.6	968.9	49.3	1,019.8
Measurement period adjustment(2)	—	(8.2)	—	(8.2)
Balance at March 31, 2018	$344.2	$963.4	$205.9	$1,513.5

(1)	Refer to Note 6, "Acquisitions," for further information. The Company may assign goodwill to other reporting units of the Company when the analysis of expected synergies is completed.

(2)
During the third quarter of fiscal 2018, the Company made a measurement period adjustment to the fair value of certain assets acquired due to additional information obtained about facts and circumstances that existed as of the date of acquisition. As a result, there was an increase in other assets with a corresponding decrease in goodwill of $8.2 million. There was no impact on the Condensed Consolidated Statements of Operations.

Intangible Assets
Intangible assets consist of the following:

	March 31, 2018			July 1, 2017
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$99.7	$(14.4)	$85.3	$54.7	$(9.7)	$45.0
Order backlog	2.0	(2.0)	—	—	—	—
Favorable lease rights	97.5	(19.3)	78.2	26.1	(7.1)	19.0
Total intangible assets subject to amortization	199.2	(35.7)	163.5	80.8	(16.8)	64.0
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	276.8	—	276.8
Total intangible assets	$1,776.0	$(35.7)	$1,740.3	$357.6	$(16.8)	$340.8

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2018, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2018	$4.9
Fiscal 2019	22.0
Fiscal 2020	20.3
Fiscal 2021	18.9
Fiscal 2022	16.9
Fiscal 2023	15.9
Fiscal 2024 and thereafter	64.6
Total	$163.5
The expected amortization expense above reflects remaining useful lives ranging from approximately 12.1 to 14.3 years for customer relationships and the remaining lease terms ranging from approximately 3 months to 17.0 years for favorable lease rights.
8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	439.3	—	439.3
Other comprehensive loss	—	—	—	—	(20.9)	(20.9)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.6	—	18.9	—	—	18.9
Share-based compensation	—	—	56.8	—	—	56.8
Excess tax effect from share-based compensation	—	—	(1.0)	—	—	(1.0)
Dividends declared ($1.0125 per share)	—	—	—	(284.1)	—	(284.1)
Balance at April 1, 2017	281.1	$2.8	$2,931.8	$51.1	$(93.8)	$2,891.9

Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net income	—	—	—	185.8	—	185.8
Other comprehensive income	—	—	—	—	40.5	40.5
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	5.9	0.1	126.6	—	—	126.7
Share-based compensation	—	—	66.8	—	—	66.8
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($1.0125 per share)	—	—	—	(289.0)	—	(289.0)
Balance at March 31, 2018	287.8	$2.9	$3,177.0	$4.5	$(46.4)	$3,138.0

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss ("AOCI"), as of the dates indicated, are as follows:

	Unrealized (Losses) Gains on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	5.6	(0.8)	(31.6)	—	(26.8)
Less: losses reclassified from accumulated other comprehensive income to earnings	(5.9)	—	—	—	(5.9)
Net current-period other comprehensive income (loss)	11.5	(0.8)	(31.6)	—	(20.9)
Balances at April 1, 2017	$2.7	$(0.5)	$(94.5)	$(1.5)	$(93.8)

Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive (loss) income before reclassifications	(4.8)	0.5	46.9	—	42.6
Less: income reclassified from accumulated other comprehensive income to earnings	2.0	0.1	—	—	2.1
Net current-period other comprehensive (loss) income	(6.8)	0.4	46.9	—	40.5
Balances at March 31, 2018	$(3.8)	$—	$(42.2)	$(0.4)	$(46.4)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $1.6 million and ($1.4) million as of March 31, 2018 and April 1, 2017, respectively. The amounts reclassified from AOCI are net of tax of ($1.7) million and $3.1 million as of March 31, 2018 and April 1, 2017, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at March 31, 2018 and April 1, 2017 are net of tax of $0.2 million and $0.8 million, respectively.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(millions, except per share data)
Net income	$140.3	$122.2	$185.8	$439.3

Weighted-average basic shares	286.2	280.8	284.7	280.2
Dilutive securities:
Effect of dilutive securities	3.9	2.1	3.1	2.0
Weighted-average diluted shares	290.1	282.9	287.8	282.2

Net income per share:
Basic	$0.49	$0.44	$0.65	$1.57
Diluted	$0.48	$0.43	$0.65	$1.56
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 31, 2018 and April 1, 2017, there were 4.2 million and 9.9 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2018(1)	April 1, 2017	March 31, 2018(1)	April 1, 2017
	(millions)
Share-based compensation expense	$22.8	$20.1	$66.8	$56.8
Income tax benefit related to share-based compensation expense(2)	5.9	6.4	17.8	17.5

(1)
During the three and nine months ended March 31, 2018, the Company incurred $0.4 million and $5.1 million of share-based compensation expense, respectively, related to severance as a result of integration. There was no share-based compensation expense under the Operational Efficiency Plan for the three months ended March 31, 2018 and $0.8 million for the nine months ended March 31, 2018. During the three and nine months ended April 1, 2017, the Company incurred $1.2 million and $1.7 million, respectively, of share-based compensation expense under the Operational Efficiency Plan.

(2)
The tax rates used to calculate the income tax benefit for fiscal 2018 are based on the enactment of the new tax legislation in the second quarter of fiscal 2018. Refer to Note 14, "Income Taxes," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the nine months ended March 31, 2018 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price per Option
	(millions)
Outstanding at July 1, 2017	15.0	$39.75
Granted	3.1	41.82
Exercised	(4.5)	48.08
Forfeited or expired	(0.8)	45.11
Outstanding at March 31, 2018	12.8	36.99
Vested and expected to vest at March 31, 2018	12.6	42.73
Exercisable at March 31, 2018	6.7	46.24
At March 31, 2018, $29.5 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2018 and April 1, 2017 was $7.75 and $7.32, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2018 and April 1, 2017 was $57.2 million and $8.4 million, respectively. The total cash received from option exercises was $156.7 million and $39.2 million for the nine months ended March 31, 2018 and April 1, 2017, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $10.4 million and $3.3 million, respectively.
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 31, 2018 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 1, 2017	3.5	$50.28
Granted	1.6	43.31
Awards issued in connection with acquisition	0.4	47.26
Vested	(1.7)	47.21
Forfeited	(0.3)	39.55
Non-vested at March 31, 2018	3.5	49.18
At March 31, 2018, $83.4 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during the nine months ended March 31, 2018 and April 1, 2017 was $43.31 and $39.43, respectively. The total fair value of shares vested during the nine months ended March 31, 2018 and April 1, 2017 was $82.1 million and $67.7 million, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 31, 2018 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 1, 2017	1.5	$37.78
Granted	0.3	41.22
Change due to performance condition achievement	(0.6)	47.32
Vested	(0.2)	46.89
Forfeited	(0.1)	36.88
Non-vested at March 31, 2018	0.9	30.64
At March 31, 2018, $13.5 million of total unrecognized compensation cost related to non-vested PRSU awards is expected to be recognized over a weighted-average period of 1.2 years.
The PRSU awards included in the non-vested amount are based on certain Company-specific financial and operational metrics.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 31, 2018 and April 1, 2017 was $41.22 and $39.53, respectively. The total fair value of awards that vested during the nine months ended March 31, 2018 and April 1, 2017 was $11.4 million and $0.9 million, respectively.
In the nine months ended March 31, 2018 and April 1, 2017, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $16.7 million and $19.3 million, respectively.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 31, 2018	July 1, 2017
	(millions)
Current Debt:
Capital Lease Obligations	$0.7	$—
Total Current Debt	$0.7	$—

Long-Term Debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	—
Capital Lease Obligations	6.3	—
Total Long-Term Debt	1,617.7	1,600.0
Less: Unamortized Discount and Debt Issuance Costs	(18.2)	(20.5)
Total Long-Term Debt, net	$1,599.5	$1,579.5
During the three and nine months ended March 31, 2018, the Company recognized interest expense related to its debt of $18.9 million and $68.6 million, respectively. During the three and nine months ended April 1, 2017, the Company recognized interest expense related to its debt of $7.1 million and $21.5 million, respectively.
Credit Facilities/Term Loans
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility,” collectively with the Term Loan Facilities, "the Facility"). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. On July 10, 2017, the Company borrowed $800.0 million under the Six-Month Term Loan Facility and $300.0 million under the Three-Year Term Loan Facility to pay a portion of the purchase price of the Company's acquisition of Kate Spade. On January 10, 2018 the Company repaid the Six-Month Term Loan Facility in accordance with the terms of the agreement. On January 24, 2018, the Company repaid the Three-Year Term Loan Facility, earlier than the terms in the agreement. Accordingly, there were no outstanding borrowings under the Term Loan Facilities and no outstanding borrowings on the Revolving Credit Facility as of March 31, 2018.
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
4.250% Senior Notes due 2025
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
3.000% Senior Notes due 2022
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
4.125% Senior Notes due 2027
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
At March 31, 2018 and July 1, 2017, the total fair value of the 2025, 2022 and 2027 Senior Notes was approximately $1.57 billion and $1.62 billion, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 31, 2018 and July 1, 2017:

	Level 1		Level 2
	March 31, 2018	July 1, 2017	March 31, 2018	July 1, 2017
	(millions)
Assets:
Cash equivalents(1)	$387.3	$760.0	$0.4	$226.0
Short-term investments:
Time deposits(2)	—	—	0.7	0.6
Commercial paper(2)	—	—	—	68.8
Government securities - U.S.(2)	—	130.4	—	—
Corporate debt securities - U.S.(2)	—	—	—	116.2
Corporate debt securities - non U.S.(2)	—	—	—	92.6
Other	—	—	5.9	2.1
Long-term investments:
Government securities - non U.S.(3)	0.1	—	—	—
Corporate debt securities - U.S.(3)	—	—	—	46.9
Corporate debt securities - non U.S.(3)	—	—	—	28.2
Derivative Assets:
Inventory-related hedges(4)	—	—	1.8	3.5
Intercompany loan hedges(4)	—	—	1.7	—
Liabilities:
Derivative liabilities:
Inventory-related hedges(4)	—	—	6.5	1.0
Intercompany loan hedges(4)	—	—	0.1	0.7

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and July 1, 2017:

	March 31, 2018			July 1, 2017
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$68.8	$—	$68.8
Government securities - U.S.	—	—	—	130.4	—	130.4
Government securities - non-U.S.	—	0.1	0.1	—	—	—
Corporate debt securities - U.S.	—	—	—	116.2	46.9	163.1
Corporate debt securities - non-U.S.	—	—	—	92.6	28.2	120.8
Available-for-sale investments, total	$—	$0.1	$0.1	$408.0	$75.1	$483.1
Other:
Time deposits(1)	0.7	—	0.7	0.6	—	0.6
Other	5.9	—	5.9	2.1	—	2.1
Total Investments	$6.6	$0.1	$6.7	$410.7	$75.1	$485.8

(1)	These securities have original maturities greater than three months and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale securities during the periods ended March 31, 2018 and July 1, 2017.
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
The Company recorded the applicable impact of the Tax Legislation within its provision for income taxes in the quarter ended March 31, 2018. The Company has recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin ("SAB") 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information as of the reporting date. The two provisions that significantly impact the Company for fiscal 2018 are the calculation of the Transition Tax and the impact of the U.S. federal statutory rate reduction, from 35% to 21%, on the current and deferred tax provision and related accounts. These amounts were recorded as provisional pursuant to SAB 118 since both require more detailed information before these amounts can be finalized. All amounts recorded were based on current available guidance on interpretation of the Tax Legislation, and reasonable approaches to estimating their impact. Pursuant to SAB 118, for certain elements of the Tax Legislation for which a reasonable estimate could not be determined, the Company has not reported provisional amounts related to these elements and has continued to account for them in accordance with ASC 740 based on the tax laws in effect before the Tax Legislation. The amounts recorded in the three and nine months ended March 31, 2018 are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table represents amounts recorded to provision for income taxes in the nine months ended March 31, 2018 for items related to the Tax Legislation:

Nine Months Ended
March 31, 2018
(millions)
Impact of Change in U.S. Federal Statutory Rate on Pre-Tax Income	$(9.6)
Discrete Impacts of Tax Legislation:
Transition Tax(1)	304.3
Re-measurement of Deferred Taxes(2)	(104.7)
Total Impact of Tax Legislation	$190.0

(1)
The Tax Legislation requires the Company to pay a Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Transition Tax is payable in installments over 8 years beginning in calendar 2018. In the nine months ended March 31, 2018, the Company recorded a cumulative charge of $304.3 million for the Transition Tax. Given that a portion of the total anticipated charge must be recognized ratably throughout fiscal 2018, the Company anticipates recording an additional charge during the remainder of fiscal 2018 or approximately $315 million for the full fiscal year ended June 30, 2018. In the nine months ended March 31, 2018, $270.9 million is recorded as long-term income taxes payable and $33.4 million is recorded in accrued liabilities related to the current portion of this payable on the Company's Condensed Consolidated Balance Sheet as of March 31, 2018. Additional detailed information required to complete the calculation includes, but is not limited to, (i) completing a foreign earnings and profit study to determine the Company’s deferred foreign income since 1986, including all acquisitions; (ii) determining foreign taxes paid against deferred foreign income; and (iii) determining whether the Company has an Overall Foreign Loss.

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

(2)
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company has estimated the rate change adjustment related to the deferred tax balances that will reverse within the 2018 fiscal year at a blended U.S federal statutory income tax rate of 28% and those that will reverse after the 2018 fiscal year at the U.S federal statutory income tax rate of 21%. This deferred tax rate change adjustment is provisional and will be finalized after the Company completes its fiscal year. This amount will change if the estimated timing of the deferred tax impacts shifts between fiscal

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

2018 and fiscal 2019 and beyond. The Company’s estimated adjustment may also be affected by other analysis related to the Tax Legislation, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the U.S. state income tax effect of adjustments made to federal temporary differences, such as the full expensing of qualified property which may not be allowed from a state tax perspective.
The Tax Legislation includes substantial changes to the taxation of foreign income, effectively converting the U.S. to a territorial income tax regime. Notable changes include that foreign earnings after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the BEAT and GILTI, which would increase the U.S federal statutory income tax rate above 21%. With limited exception, these tax regimes do not impact the Company until fiscal year 2019, and based on current facts and circumstances, the Company believes that GILTI is the tax regime most likely to apply. Under the GILTI regime, a portion of the Company’s foreign earnings will be subject to U.S. taxation, offset by available foreign tax credits subject to certain limitations. To the extent a company’s foreign operations are subject to GILTI and there is an existing outside basis difference in the Company’s foreign investments that exists within the reporting period, the Company may need to record a deferred tax liability for some portion of the anticipated additional tax resulting from future GILTI inclusions. For companies subject to GILTI, the FASB has indicated that companies are allowed to choose to record a deferred tax liability related to the outside basis difference in the fiscal year of enactment or record the future tax associated with GILTI as a period cost in the period said foreign earnings are included on the U.S. tax return. The Company is currently in the process of evaluating whether an outside basis difference in foreign investments exists and to what extent it will be subject to GILTI. Accordingly, the Company has recorded no additional deferred tax liability as of the quarter ended March 31, 2018.
Other provisions of the new legislation that are not applicable to the Company until fiscal 2019 include, but are not limited to, limiting deductibility of interest and executive compensation expense. Based on current facts and circumstances, we do not anticipate the impact of these provisions to be material to the overall financial statements.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $23.7 million and $9.0 million outstanding at March 31, 2018 and July 1, 2017, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for leases, insurance claims, duty and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $315 million related to the Transition Tax. Refer to Note 14, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of March 31, 2018 related to debt repayments. Refer to Note 11, "Debt," for further information.
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
The following table summarizes segment performance for the three and nine months ended March 31, 2018 and April 1, 2017:

	Coach(1)	Kate Spade(1)	Stuart Weitzman(1)	Corporate(2)	Total
	(millions)
Three Months Ended March 31, 2018

Net sales	$969.3	$269.3	$83.8	$—	$1,322.4
Gross profit	691.3	172.3	45.3	—	908.9
Operating income (loss)	240.9	3.8	(11.6)	(74.1)	159.0
Income (loss) before provision for income taxes	240.9	3.8	(11.6)	(91.0)	142.1
Depreciation and amortization expense(3)	33.0	18.8	4.2	9.9	65.9
Additions to long-lived assets(4)	29.9	2.3	1.2	26.7	60.1

Three Months Ended April 1, 2017

Net sales	$915.3	$—	$79.9	$—	$995.2
Gross profit	656.1	—	49.6	—	705.7
Operating income (loss)	222.9	—	2.5	(74.3)	151.1
Income (loss) before provision for income taxes	222.9	—	2.5	(78.3)	147.1
Depreciation and amortization expense(3)	34.7	—	4.0	11.5	50.2
Additions to long-lived assets(4)	32.3	—	2.5	35.6	70.4

Nine Months Ended March 31, 2018
Net sales	$3,122.6	$972.8	$300.9	$—	$4,396.3
Gross profit	2,169.4	506.6	174.7	—	2,850.7
Operating income (loss)	800.4	(85.8)	18.1	(249.1)	483.6
Income (loss) before provision for income taxes	800.4	(85.8)	18.1	(308.7)	424.0
Depreciation and amortization expense(3)	103.5	49.0	12.2	32.7	197.4
Additions to long-lived assets(4)	103.8	16.3	4.4	62.1	186.6

Nine Months Ended April 1, 2017
Net sales	$3,068.8	$—	$285.7	$—	$3,354.5
Gross profit	2,149.9	—	176.7	—	2,326.6
Operating income (loss)	793.9	—	18.4	(217.9)	594.4
Income (loss) before provision for income taxes	793.9	—	18.4	(232.7)	579.6
Depreciation and amortization expense(3)	103.0	—	11.7	39.2	153.9
Additions to long-lived assets(4)	115.7	—	17.4	59.0	192.1

(1)
During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operating control of the Kate Spade Joint Ventures. The operating results of the respective entity have been consolidated commencing on the date of each transaction.

(2)
Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and information systems expense. Furthermore, certain integration and acquisition costs as

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

well as costs under the Operational Efficiency Plan as described in Note 4, "Integration and Acquisitions Costs," and Note 5, "Restructuring Activities," respectively, are included within Corporate.

(3)
Depreciation and amortization expense includes $3.6 million and $8.8 million of Integration & Acquisitions costs for the three and nine months ended March 31, 2018, respectively. Depreciation and amortization expense includes $1.7 million and $5.2 million of Operational Efficiency Plan charges for the three and nine months ended April 1, 2017, respectively. These charges are recorded within Corporate. There were no costs incurred related to the Operational Efficiency Plan during the three and nine months ended March 31, 2018. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

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
Integration and Acquisitions
During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entity have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with purchase price accounting adjustments, acquisition costs, inventory-related charges, contractual payments and organization-related expenses. The Company continues to develop its plans for integration, and currently estimates that it will incur approximately $20-30 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, for the remainder of fiscal 2018.
Refer to Note 4, "Integration and Acquisition Costs," and "GAAP to Non-GAAP Reconciliation," herein, for further information.
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan were recorded within SG&A expenses and were substantially completed by the end of fiscal 2017. These charges are associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. The Company has incurred charges to date of $77.4 million. The remaining charges under this plan are expected to be approximately $5 million and will be recorded within Corporate.
Refer to Note 5, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation," herein, for further information.

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

•
Foreign earnings that may exist after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the alternative BEAT and GILTI tax regimes which would increase the U.S federal statutory income tax rate above 21%. With limited exception, these tax regimes do not impact the Company until fiscal year 2019. Based on current facts and circumstances the Company believes that GILTI is the tax regime most likely to apply. Under the GILTI regime a portion of the Company’s foreign earnings that may exist will be subject to U.S. taxation. To the extent a company’s foreign operations are subject to GILTI and there is an existing outside basis difference in the Company’s foreign investments that exists within the reporting period, the Company may need to record a deferred tax liability for some portion of the anticipated additional tax resulting from future GILTI inclusions. Outside-basis difference is generally defined as the difference between an entity’s financial statement carrying amount and the tax basis of the parent’s investment in that entity’s stock. Outside basis differences typically arise from things such as the entity earning income, post-acquisition, that has yet to be distributed to the parent company, or purchase accounting adjustments recorded on acquisition that increase or decrease the entity’s book value on the face of its financial statements, but do not provide any additional tax basis as the adjustments must be ignored for tax purposes. For companies subject to GILTI, the FASB has indicated that companies are allowed to choose to record a deferred tax liability related to the outside basis difference in the fiscal year of enactment or to record the future tax associated with GILTI as a period cost in the period those foreign earnings are included on the U.S. tax return. Given that the Company is still evaluating whether an outside basis difference in foreign investments exists and to what extent it will be subject to GILTI, the Company has recorded no additional deferred tax liability as of the quarter ended March 31, 2018.

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

•
At this time, it is unknown whether certain states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all material aspects of its provision for income tax for the quarter ended March 31, 2018 are recorded based on its historical approach to state tax expense.

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
During the third quarter of fiscal 2018, Stuart Weitzman results were negatively impacted by supply chain operational challenges including production delays, which caused lower than expected sales, as the brand was not prepared for the level of complexity and new development as it transitions to a new creative vision. The Company is in the process of adding infrastructure and capacity to support this vision with quality and on-time deliveries. While these efforts are under way, the Company expects to experience some negative impacts through the Fall/Winter Season.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017 and Part II, Item 1A."Risk Factors" of Form 10-Q for the quarterly period ended on December 30, 2017.

THIRD QUARTER FISCAL 2018 COMPARED TO THIRD QUARTER FISCAL 2017
The following table summarizes results of operations for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,322.4	100.0%	$995.2	100.0%	$327.2	32.9%
Gross profit	908.9	68.7	705.7	70.9	203.2	28.8
SG&A expenses	749.9	56.7	554.6	55.7	195.3	35.3
Operating income	159.0	12.0	151.1	15.2	7.9	5.1
Interest expense, net	16.9	1.3	4.0	0.4	12.9	NM
Provision for income taxes	1.8	0.1	24.9	2.5	(23.1)	92.7
Net income	140.3	10.6	122.2	12.3	18.1	14.7
Net income per share:
Basic	$0.49		$0.44		$0.05	12.6%
Diluted	$0.48		$0.43		$0.05	11.8%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2018 and fiscal 2017 reflect the impact of the Operational Efficiency Plan and Integration and Acquisition costs, as well as the impact of the new tax legislation in the third quarter of fiscal 2018, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Third Quarter Fiscal 2018 Items

	Three Months Ended March 31, 2018
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$908.9	$—	$(4.1)	$—	$913.0
SG&A expenses	749.9	2.9	18.3	—	728.7
Operating income	159.0	(2.9)	(22.4)	—	184.3
Income before provision for income taxes	142.1	(2.9)	(22.4)	—	167.4
Provision for income taxes	1.8	(1.0)	(12.1)	5.4	9.5
Net income	140.3	(1.9)	(10.3)	(5.4)	157.9
Diluted net income per share	0.48	—	(0.04)	(0.02)	0.54
In the third quarter of fiscal 2018 the Company incurred charges as follows:

•
Operational Efficiency Plan - Total charges of $2.9 million represent technology infrastructure costs. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information regarding this plan.

•
Integration & Acquisitions Costs - Total charges of $22.4 million, attributable to the integration and acquisition of Kate Spade and the acquisition of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures. These charges include:

◦	Organizational costs as a result of integration

◦	Limited life purchase accounting adjustments

◦	Professional fees
Refer to the "Executive Overview" herein and Note 4, "Integration & Acquisitions Costs," for more information.

•
Impact of Tax Legislation - Total charges of $5.4 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 14, "Income Taxes," for further information.

These actions taken together decreased the Company's provision for income taxes by $7.7 million, increased SG&A expenses by $21.2 million and increased cost of sales by $4.1 million, negatively impacting net income by $17.6 million or $0.06 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the third quarter of fiscal 2018:

	Three Months Ended March 31, 2018
	GAAP Basis (As Reported)	Coach(1)(2)	Kate Spade(1)(2)	Stuart Weitzman(1)(2)	Corporate(2)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		(1.0)	(1.0)	(2.1)	—
Gross profit	$908.9	$(1.0)	$(1.0)	$(2.1)	$—	$913.0

SG&A
Integration & Acquisition		0.2	9.1	4.7	4.3
Operational Efficiency Plan		—	—	—	2.9
SG&A	$749.9	$0.2	$9.1	$4.7	$7.2	$728.7

Operating income	$159.0	$(1.2)	$(10.1)	$(6.8)	$(7.2)	$184.3

(1)
During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entity have been consolidated in the Company's operating results commencing on the date of each acquisition.

(2)	Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

Third Quarter Fiscal 2017 Items

	Three Months Ended April 1, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$705.7	$—	$—	$705.7
SG&A expenses	554.6	6.4	4.5	543.7
Operating income	151.1	(6.4)	(4.5)	162.0
Income before provision for income taxes	147.1	(6.4)	(4.5)	158.0
Provision for income taxes	24.9	(1.6)	(1.2)	27.7
Net income	122.2	(4.8)	(3.3)	130.3
Diluted net income per share	0.43	(0.02)	(0.01)	0.46
In the third quarter of fiscal 2017, the Company incurred charges as follows:

•	Operational Efficiency Plan - $6.4 million primarily related to organizational efficiency costs and technology infrastructure.

•
Integration & Acquisitions Costs - $4.5 million total charges related to the acquisition of Stuart Weitzman Holdings LLC related to charges attributable to integration-related activities and contingent payments.

These actions taken together increased the Company's SG&A expenses by $10.9 million, negatively impacting net income by $8.1 million or $0.03 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the third quarter of fiscal 2017:

	Three Months Ended April 1, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman(1)	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	—	—	—
Gross profit	$705.7	$—	$—	$—	$—	$705.7

SG&A
Integration & Acquisition		—	—	1.7	2.8
Operational Efficiency Plan		—	—	—	6.4
SG&A	$554.6	$—	$—	$1.7	$9.2	$543.7

Operating income	$151.1	$—	$—	$(1.7)	$(9.2)	$162.0

(1)	Refer to Note 4, "Integration and Acquisitions Costs," and Note 5, "Restructuring Activities," for further information.

Tapestry, Inc. Summary – Third Quarter of Fiscal 2018
Currency Fluctuation Effects
The change in net sales for the third quarter of fiscal 2018 compared to fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the third quarter of fiscal 2018 increased 32.9% or $327.2 million to $1.32 billion, primarily due to the Kate Spade acquisition and due to increased revenues from Coach and Stuart Weitzman. Excluding the favorable effects of foreign currency, net sales increased by 29.9% or $297.9 million.
Gross Profit
Gross profit increased 28.8% or $203.2 million to $908.9 million in the third quarter of fiscal 2018 from $705.7 million in the third quarter of fiscal 2017. Gross margin for the third quarter of fiscal 2018 was 68.7% as compared to 70.9% in the third quarter of fiscal 2017. Excluding non-GAAP charges of $4.1 million in the third quarter of fiscal 2018, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit increased 29.4% or $207.3 million to $913.0 million in the third quarter of fiscal 2018, and gross margin decreased to 69.0% from 70.9% in the third quarter of fiscal 2017. The increase in gross profit is primarily driven by the acquisition of Kate Spade of $173.3 million and increases in Coach of $36.2 million.
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
SG&A expenses increased 35.3% or $195.3 million to $749.9 million in the third quarter of fiscal 2018 as compared to $554.6 million in the third quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased to 56.7% during the third quarter of fiscal 2018 as compared to 55.7% during the third quarter of fiscal 2017. Excluding non-GAAP charges of $21.2 million and $10.9 million in the third quarter of fiscal 2018 and fiscal 2017, respectively, SG&A expenses increased $185.0 million to $728.7 million from the third quarter of fiscal 2017; and SG&A expenses as a percentage of net sales increased, to 55.1% in the third quarter of fiscal 2018 from 54.6% in the third quarter of fiscal 2017. This increase is primarily due to the acquisition of Kate Spade of $159.4 million, as well as increases in Coach of $17.0 million and Stuart Weitzman of $6.8 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, remained fairly consistent with a slight decrease of 0.1% or $0.2 million to $74.1 million in the third quarter of fiscal 2018 as compared to $74.3 million in the third quarter of fiscal 2017. Excluding non-GAAP charges of $7.2 million and $9.2 million in the third quarter of fiscal 2018 and fiscal 2017, respectively, SG&A expenses increased 2.8% or $1.8 million in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017.
Operating Income
Operating income increased 5.1% or $7.9 million to $159.0 million in the third quarter of fiscal 2018 as compared to $151.1 million in the third quarter of fiscal 2017. Operating margin was 12.0% in the third quarter of fiscal 2018 as compared to 15.2% in the third quarter of fiscal 2017. Excluding non-GAAP charges of $25.3 million in the third quarter of fiscal 2018 and $10.9 million in the third quarter of fiscal 2017, operating income increased 13.7% or $22.3 million to $184.3 million from $162.0 million in the third quarter of fiscal 2017; and operating margin was 13.9% in the third quarter of fiscal 2018 as compared to 16.3% in the third quarter of fiscal 2017. The increase in operating income is primarily driven by growth in Coach of $19.2 million and the acquisition of Kate Spade of $13.9 million, partially offset by a decrease in Stuart Weitzman of $9.0 million.
Interest Expense, net
Interest expense, net totaled $16.9 million in the third quarter of fiscal 2018 as compared to $4.0 million in the third quarter of fiscal 2017 due to the debt borrowings that occurred to finance the Kate Spade acquisition.
Provision for Income Taxes
The effective tax rate was 1.3% in the third quarter of fiscal 2018 as compared to 16.9% in the third quarter of fiscal 2017. The effective tax rate of 1.3% in the third quarter of fiscal 2018 includes the impacts of the Operational Efficiency Plan and Integration & Acquisitions, partially offset by the impact of the Tax Legislation. Excluding non-GAAP charges, the effective tax rate was 5.6% in the third quarter of 2018 as compared to 17.5% in the third quarter of fiscal 2017. The decrease in our effective tax rate was primarily attributable to the adoption of ASU No. 2016-09 and the impact of the Tax Legislation which lowered the U.S federal statutory income tax.

Net Income
Net income increased $18.1 million to $140.3 million in the third quarter of fiscal 2018 as compared to $122.2 million in the third quarter of fiscal 2017. Excluding non-GAAP charges, net income increased 21.0% or $27.6 million to $157.9 million in the third quarter of fiscal 2018 as compared to $130.3 million in the third quarter of fiscal 2017. This increase was primarily due to an increase in gross profit and lower provision for income taxes, partially offset by an increase in SG&A expenses.
Net Income per Share
Net income per diluted share increased 11.8% to $0.48 in the third quarter of fiscal 2018 as compared to $0.43 in the third quarter of fiscal 2017. Excluding non-GAAP charges, net income per diluted share increased 18.0% to $0.54 in the third quarter of fiscal 2018 from $0.46 in the third quarter of fiscal 2017, primarily due to higher net income partially offset by an increase in shares.
Segment Performance - Third Quarter of Fiscal 2018
The following tables summarize results of operations by reportable segment for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$969.3	100.0%	$915.3	100.0%	$54.0	5.9%
Gross profit	691.3	71.3	656.1	71.7	35.2	5.4
SG&A expenses	450.4	46.5	433.2	47.3	17.2	4.0
Operating income	240.9	24.9	222.9	24.4	18.0	8.1
Coach Net Sales increased 5.9% or $54.0 million to $969.3 million in the third quarter of fiscal 2018. Excluding the favorable impact of foreign currency, net sales increased 3.1% or $28.7 million. Comparable store sales for Coach increased $21.3 million or 2.8% as compared to the third quarter of fiscal 2017. Excluding the impact of the Internet, comparable store sales increased 1.9%. The increase in comparable store sales is primarily led by North America, primarily due to conversion and to a lesser extent the calendar shift for Easter, which was partially offset by decreases in South Korea. Non-comparable store sales increased by $11.4 million primarily due to Greater China and Europe, partially offset by declines in North America due to store closures. These increases were partially offset by lower wholesale sales which decreased by $3.3 million primarily due to lower international wholesale sales, excluding the net benefit of the expiration of the footwear license at the end of fiscal 2017 and bringing this business in-house.
Coach Gross Profit increased 5.4% or $35.2 million to $691.3 million in the third quarter of fiscal 2018 from $656.1 million in the third quarter of fiscal 2017. Gross margin decreased 40 basis points to 71.3% in the third quarter of fiscal 2018 from 71.7% in the third quarter of fiscal 2017. Excluding non-GAAP charges of $1.0 million in the third quarter of fiscal 2018, Coach gross profit increased 5.5% or $36.2 million to $692.3 million from $656.1 million in the third quarter of fiscal 2017, and gross margin decreased 30 basis points to 71.4% from 71.7% in the third quarter of fiscal 2017. Gross margin in the third quarter of fiscal 2018 was favorably impacted by foreign currency by approximately 50 basis points. Excluding the impact of foreign currency in both periods, gross margin decreased 30 basis points. The decrease in gross margin was primarily due to the negative impact of the expiration of the footwear license of 50 basis points.
Coach SG&A Expenses increased 4.0% or $17.2 million to $450.4 million as compared to $433.2 million in the third quarter of fiscal 2017. Excluding non-GAAP charges of $0.2 million in the third quarter of fiscal 2018, SG&A expenses increased 3.9% or $17.0 million to $450.2 million in the third quarter of fiscal 2018; and SG&A expenses as a percentage of net sales decreased to 46.4% during the third quarter of fiscal 2018 as compared to 47.3% during the third quarter of fiscal 2017. The $17.0 million increase is due to higher expenses in Greater China and Europe due to new store openings partially offset by decreases in store-related costs in North America.
Coach Operating Income increased 8.1% or $18.0 million to $240.9 million in the third quarter of fiscal 2018, resulting in an operating margin of 24.9%, as compared to $222.9 million and 24.4%, respectively in the third quarter of fiscal 2017. Excluding non-GAAP charges, Coach operating income increased 8.7% or $19.2 million to $242.1 million from $222.9 million in the third quarter of fiscal 2017; and operating margin was 25.0% in the third quarter of fiscal 2018 as compared to 24.4% in the third quarter of fiscal 2017. This increase is due to an increase in gross profit of $36.2 million, partially offset by higher SG&A expenses of $17.0 million.
Kate Spade

	Three Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$269.3	100.0%	$—	—%	NM	NM
Gross profit	172.3	64.0	—	—	NM	NM
SG&A expenses	168.5	62.6	—	—	NM	NM
Operating income	3.8	1.4	—	—	NM	NM

NM - Not meaningful
Kate Spade Net Sales totaled $269.3 million in the third quarter of fiscal 2018. Comparable store sales for the period declined 9.3% primarily due to the strategic pullback in Internet flash sales. Excluding the impact of the Internet business, comparable store sales declined 1.2%.
Kate Spade Gross Profit totaled $172.3 million in the third quarter of fiscal 2018, resulting in a gross margin of 64.0%. Excluding non-GAAP charges of $1.0 million, gross profit totaled $173.3 million, resulting in a gross margin of 64.3%.
Kate Spade SG&A Expenses were $168.5 million in the third quarter of fiscal 2018. As a percentage of net sales, SG&A expenses were 62.6% during the third quarter of fiscal 2018. Excluding non-GAAP charges of $9.1 million, SG&A expenses were $159.4 million or 59.2% of sales.
Kate Spade Operating Income totaled $3.8 million in the third quarter of fiscal 2018, resulting in an operating margin of 1.4%. Excluding non-GAAP charges, Kate Spade operating income totaled $13.9 million, resulting in an operating margin of 5.1%.
Stuart Weitzman

	Three Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$83.8	100.0%	$79.9	100.0%	$3.9	4.8%
Gross profit	45.3	54.1	49.6	62.1	(4.3)	(8.7)
SG&A expenses	56.9	68.0	47.1	58.9	9.8	20.9
Operating (loss) income	(11.6)	(13.9)	2.5	3.2	(14.1)	NM

NM - Not meaningful
Stuart Weitzman Net Sales increased 4.8% or $3.9 million to $83.8 million in the third quarter of fiscal 2018. Excluding the favorable impact of foreign currency, net sales increased 2.0% or $1.6 million. This increase was primarily due to higher sales in the retail business of $6.0 million, primarily due to the direct ownership of the Northern China distributor, higher comparable store sales and the impact of net store openings, partially offset by a $3.9 million decrease in wholesale sales primarily due to supply chain operational challenges.
Stuart Weitzman Gross Profit decreased 8.7% or $4.3 million to $45.3 million during the third quarter of fiscal 2018 from $49.6 million in the third quarter of fiscal 2017. Gross margin decreased 800 basis points to 54.1% in the third quarter of fiscal 2018 from 62.1% in the third quarter of fiscal 2017. Excluding non-GAAP charges of $2.1 million in the third quarter of fiscal 2018, Stuart Weitzman gross profit decreased 4.4% or $2.2 million to $47.4 million in the third quarter of fiscal 2018, and gross margin decreased 550 basis points to 56.6%. The year over year change in gross margin was negatively impacted by foreign currency by 220 basis points, primarily due to the Euro. Excluding the impact of foreign currency, gross margin decreased 330 basis points due to an increased level of promotional sales mix as a result of higher inventory levels and supply chain operational challenges.
Stuart Weitzman SG&A Expenses increased 20.9% or $9.8 million to $56.9 million in the third quarter of fiscal 2018 as compared to $47.1 million in the third quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased to 68.0% during the third quarter of fiscal 2018 as compared to 58.9% during the third quarter of fiscal 2017. Excluding non-GAAP charges of $4.7 million and $1.7 million in the third quarter of fiscal 2018 and 2017, respectively, SG&A expenses increased 15.2% or $6.8 million to $52.2 million during the third quarter of fiscal 2018; and SG&A expenses as a percentage of net sales increased, to 62.4% in the third quarter of fiscal 2018 from 56.7% in the third quarter of fiscal 2017. This increase is primarily due to higher marketing expenses, as well as the direct ownership of the Northern China distributor.
Stuart Weitzman Operating Income decreased $14.1 million to an operating loss of $11.6 million in the third quarter of fiscal 2018, resulting in an operating margin of (13.9)%, as compared to an operating income of $2.5 million and operating margin of 3.2% in fiscal 2017. Excluding non-GAAP charges, Stuart Weitzman operating income decreased $9.0 million to an operating loss of $4.8 million from an operating income of $4.2 million in the third quarter of fiscal 2017; and operating margin was (5.8)% in the third quarter of fiscal 2018 as compared to 5.3% in the third quarter of fiscal 2017. The decrease in operating income was due to higher SG&A expenses and a decrease in gross profit.

FIRST NINE MONTHS FISCAL 2018 COMPARED TO FIRST NINE MONTHS FISCAL 2017
The following table summarizes results of operations for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,396.3	100.0%	$3,354.5	100.0%	$1,041.8	31.1%
Gross profit	2,850.7	64.8	2,326.6	69.4	524.1	22.5
SG&A expenses	2,367.1	53.8	1,732.2	51.6	634.9	36.7
Operating income	483.6	11.0	594.4	17.7	(110.8)	(18.7)
Interest expense, net	59.6	1.4	14.8	0.4	44.8	NM
Provision for income taxes	238.2	5.4	140.3	4.2	97.9	69.8
Net income	185.8	4.2	439.3	13.1	(253.5)	(57.7)
Net income per share:
Basic	$0.65		$1.57		$(0.92)	(58.4)%
Diluted	$0.65		$1.56		$(0.91)	(58.5)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2018 and fiscal 2017 reflect the impact of the Operational Efficiency Plan and Integration and Acquisition costs, as well as the impact of the new tax legislation in the first nine months of fiscal 2018, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.
First Nine Months of Fiscal 2018 Items

	Nine Months Ended March 31, 2018
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,850.7	$—	$(110.9)	$—	$2,961.6
SG&A expenses	2,367.1	9.5	160.4	—	2,197.2
Operating income	483.6	(9.5)	(271.3)	—	764.4
Income before provision for income taxes	424.0	(9.5)	(271.3)	—	704.8
Provision for income taxes	238.2	(3.1)	(79.3)	199.6	121.0
Net income	185.8	(6.4)	(192.0)	(199.6)	583.8
Diluted net income per share	0.65	(0.02)	(0.67)	(0.69)	2.03
In the first nine months of fiscal 2018 the Company incurred charges as follows:

•
Operational Efficiency Plan - Total charges of $9.5 million primarily related to technology infrastructure costs. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information regarding this plan.

•
Integration & Acquisitions Costs - Total charges of $271.3 million, primarily attributable to the integration and acquisition of Kate Spade, and to a lesser extent the acquisition of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures. These charges include:

◦	Limited life purchase accounting adjustments

◦	Professional fees

◦	Severance and other costs related to contractual agreements with certain Kate Spade executives

◦	Organizational costs as a result of integration

◦	Inventory reserves established primarily for the destruction of inventory
Refer to the "Executive Overview" herein and Note 4, "Integration & Acquisitions Costs," for more information.

•
Impact of Tax Legislation - Total charges of $199.6 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 14, "Income Taxes," for further information.

These actions taken together increased the Company's provision for income taxes by $117.2 million, SG&A expenses by $169.9 million and cost of sales by $110.9 million, negatively impacting net income by $398.0 million, or $1.38 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the first nine months of fiscal 2018:

	Nine Months Ended March 31, 2018
	GAAP Basis (As Reported)	Coach(1)(2)	Kate Spade(1)(2)	Stuart Weitzman(1)(2)	Corporate(2)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		(1.0)	(106.4)	(3.5)	—
Gross profit	$2,850.7	$(1.0)	$(106.4)	$(3.5)	$—	$2,961.6

SG&A
Integration & Acquisition		0.2	106.6	6.5	47.1
Operational Efficiency Plan		—	—	—	9.5
SG&A	$2,367.1	$0.2	$106.6	$6.5	$56.6	$2,197.2

Operating income	$483.6	$(1.2)	$(213.0)	$(10.0)	$(56.6)	$764.4

(1)
During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entity have been consolidated in the Company's operating results commencing on the date of each acquisition.

(2)	Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

First Nine Months of Fiscal 2017 Items

	Nine Months Ended April 1, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,326.6	$—	$(0.6)	$2,327.2
SG&A expenses	1,732.2	17.2	20.9	1,694.1
Operating income	594.4	(17.2)	(21.5)	633.1
Income before provision for income taxes	579.6	(17.2)	(21.5)	618.3
Provision for income taxes	140.3	(4.3)	(6.2)	150.8
Net income	439.3	(12.9)	(15.3)	467.5
Diluted net income per share	1.56	(0.05)	(0.05)	1.66
In the first nine months of fiscal 2017, the Company incurred charges as follows:

•	Operational Efficiency Plan - Total charges of $17.2 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs.

•
Integration & Acquisitions Costs - Total charges of $21.5 million total charges related to the acquisition of Stuart Weitzman Holdings LLC, of which $20.7 million is primarily related to charges attributable to integration-related activities and contingent payments and $0.8 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the inventory step-up and distributor relationships.

These actions taken together increased the Company's SG&A expenses by $38.1 million and cost of sales by $0.6 million, negatively impacting net income by $28.2 million, or $0.10 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for the first nine months of fiscal 2017:

	Nine Months Ended April 1, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman(1)	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	—	(0.6)	—
Gross profit	$2,326.6	$—	$—	$(0.6)	$—	$2,327.2

SG&A
Integration & Acquisition		—	—	12.7	8.2
Operational Efficiency Plan		—	—	—	17.2
SG&A	$1,732.2	$—	$—	$12.7	$25.4	$1,694.1

Operating income	$594.4	$—	$—	$(13.3)	$(25.4)	$633.1

(1)	Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

Tapestry, Inc. Summary – First Nine Months of Fiscal 2018
Currency Fluctuation Effects
The change in net sales for the first nine months of fiscal 2018 compared to fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first nine months of fiscal 2018 increased 31.1% or $1.04 billion to $4.40 billion, primarily due to the Kate Spade acquisition as well as increased revenues from Coach and Stuart Weitzman. Excluding the effects of foreign currency, net sales increased by 30.3% or $1.02 billion.
Gross Profit
Gross profit increased 22.5% to $2.85 billion during the first nine months of fiscal 2018 from $2.33 billion in the first nine months of fiscal 2017. Gross margin for the first nine months of fiscal 2018 was 64.8% as compared to 69.4% in the first nine months of fiscal 2017. Excluding non-GAAP charges of $110.9 million and $0.6 million in the first nine months of fiscal 2018 and 2017, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 27.3% or $634.4 million to $2.96 billion in the first nine months of fiscal 2018, and gross margin decreased to 67.4% from 69.4% in the first nine months of fiscal 2017. The increase in gross profit is primarily driven by the acquisition of Kate Spade of $613.0 million and increases in Coach of $20.5 million.
Selling, General and Administrative Expenses
SG&A expenses increased 36.7% or $634.9 million to $2.37 billion in the first nine months of fiscal 2018 as compared to $1.73 billion in the first nine months of fiscal 2017. As a percentage of net sales, SG&A expenses increased to 53.8% during the first nine months of fiscal 2018 as compared to 51.6% during the first nine months of fiscal 2017. Excluding non-GAAP charges of $169.9 million and $38.1 million in the first nine months of fiscal 2018 and 2017, respectively, SG&A expenses increased $503.1 million from the first nine months of fiscal 2017; and SG&A expenses as a percentage of net sales decreased to 50.0% in the first nine months of fiscal 2018 from 50.5% in the first nine months of fiscal 2017. The increase is primarily due to the acquisition of Kate Spade of $485.8 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 14.4% or $31.2 million to $249.1 million in the first nine months of fiscal 2018 as compared to $217.9 million in the first nine months of fiscal 2017. Excluding non-GAAP charges of $56.6 million and $25.4 million in the first nine months of fiscal 2018 and 2017, respectively, SG&A expenses remained flat in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
Operating Income
Operating income decreased $110.8 million to $483.6 million in the first nine months of fiscal 2018 as compared to $594.4 million in the first nine months of fiscal 2017. Operating margin was 11.0% in the first nine months of fiscal 2018 as compared to 17.7% in the first nine months of fiscal 2017. Excluding non-GAAP charges of $280.8 million in the first nine months of fiscal 2018 and $38.7 million in the first nine months of fiscal 2017, operating income increased 20.8% or $131.3 million to $764.4 million from $633.1 million in the first nine months of fiscal 2017; and operating margin was 17.4% in the first nine months of fiscal 2018 as compared to 18.9% in the first nine months of fiscal 2017. The increase in operating income is primarily driven by the acquisition of Kate Spade of $127.2 million.
Interest Expense, net
Interest expense, net totaled $59.6 million in the first nine months of fiscal 2018 as compared to $14.8 million in the first nine months of fiscal 2017 due to the debt borrowings that occurred to finance the Kate Spade acquisition.
Provision for Income Taxes
The effective tax rate was 56.2% in the first nine months of fiscal 2018 as compared to 24.2% in the first nine months of fiscal 2017. Excluding non-GAAP charges, the effective tax rate was 17.2% in the first nine months of fiscal 2018 as compared to 24.4% in the first nine months of fiscal 2017. The decrease in the effective tax rate was primarily attributable to the Tax Legislation which lowered the U.S federal statutory income tax and the adoption of ASU No. 2016-09.
Net Income
Net income decreased $253.5 million to $185.8 million in the first nine months of fiscal 2018 as compared to $439.3 million in the first nine months of fiscal 2017. Excluding non-GAAP charges, net income increased 24.9% or $116.3 million to $583.8 million in the first nine months of fiscal 2018 as compared to $467.5 million in the first nine months of fiscal 2017. This increase was primarily due to higher operating income, as well as a decrease in the provision for income taxes.

Net Income per Share
Net income per diluted share decreased 58.5% to $0.65 in the first nine months of fiscal 2018 as compared to $1.56 in the first nine months of fiscal 2017. Excluding non-GAAP charges, net income per diluted share increased 22.5% to $2.03 in the first nine months of fiscal 2018 from $1.66 in the first nine months of fiscal 2017, primarily due to higher net income partially offset by an increase in shares outstanding.
Segment Performance - First Nine Months of Fiscal 2018
The following tables summarize results of operations by reportable segment for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Nine Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,122.6	100.0%	$3,068.8	100.0%	$53.8	1.8%
Gross profit	2,169.4	69.5	2,149.9	70.1	19.5	0.9
SG&A expenses	1,369.0	43.8	1,356.0	44.2	13.0	1.0
Operating income	800.4	25.6	793.9	25.9	6.5	0.8
Coach Net Sales increased 1.8% or $53.8 million to $3.12 billion in the first nine months of fiscal 2018. Excluding the favorable impact of foreign currency, net sales increased 1.1% or $32.9 million. Comparable store sales for Coach increased $35.5 million or 1.4% as compared to the first nine months of fiscal 2017. Excluding the impact of the Internet, comparable store sales increased 0.4%. The increase in comparable store sales is primarily due to increases in North America, Japan and Greater China, partially offset by declines in other parts of Asia. Non-comparable stores increased by $26.3 million, primarily driven by new stores in Greater China, Europe and Asia partially offset by store closures in North America. These increases were partially offset by a decrease in wholesale of $23.8 million, primarily due to lower international wholesale sales, excluding the net benefit of the expiration of the footwear license at the end of fiscal 2017 and bringing this business in-house.
Coach Gross Profit increased 0.9% or $19.5 million to $2.17 billion in the first nine months of fiscal 2018 from $2.15 billion in the first nine months of fiscal 2017. Excluding non-GAAP charges of $1.0 million in the first nine months of fiscal 2018, Coach gross profit increased 1.0% or $20.5 million. Gross margin decreased 60 basis points to 69.5% in the first nine months of fiscal 2018 from 70.1% in the first nine months of fiscal 2017 on a GAAP and non-GAAP basis. Gross margin in the first nine months of fiscal 2018 was negatively impacted by foreign currency by approximately 10 basis points. Excluding the impact of foreign currency in both periods, gross margin decreased 50 basis points. The decrease in gross margin was primarily due to the negative impact of the expiration of the footwear license of 40 basis points and promotional activity, partially offset by favorable product mix.
Coach SG&A Expenses increased 1.0% or $13.0 million to $1.37 billion as compared to $1.36 billion in the first nine months of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 43.8% during the first nine months of fiscal 2018 as compared to 44.2% during the first nine months of fiscal 2017. Excluding non-GAAP charges of $0.2 million in the first nine months of fiscal 2018, SG&A expenses increased 0.9% or $12.8 million during the first nine months of fiscal 2018. The $12.8 million increase is primarily due to higher store-related costs in Europe and Greater China associated with new store openings, partially offset by lower marketing expenses in North America.
Coach Operating Income increased 0.8% or $6.5 million to $800.4 million in the first nine months of fiscal 2018, resulting in an operating margin of 25.6%, as compared to $793.9 million and 25.9%, respectively in the first nine months of fiscal 2017. Excluding non-GAAP charges, Coach operating income increased 1.0% or $7.7 million to $801.6 million from $793.9 million in the first nine months of fiscal 2017; and operating margin was 25.7% in the first nine months of fiscal 2018 as compared to 25.9% in the first nine months of fiscal 2017. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.

Kate Spade

	Nine Months Ended
	March 31, 2018(1)		April 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$972.8	100.0%	$—	—%	NM	NM
Gross profit	506.6	52.1	—	—	NM	NM
SG&A expenses	592.4	60.9	—	—	NM	NM
Operating loss	(85.8)	(8.8)	—	—	NM	NM

NM - Not meaningful

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

Kate Spade Net Sales totaled $972.8 million in the first nine months of fiscal 2018. Comparable store sales for the period declined 8.4% primarily due to the strategic pullback in Internet flash sales. Excluding the impact of the Internet business, comparable store sales declined 2.5%.
Kate Spade Gross Profit totaled $506.6 million in the first nine months of fiscal 2018, resulting in a gross margin of 52.1%. Excluding non-GAAP charges of $106.4 million, gross profit totaled $613.0 million, resulting in a gross margin of 63.0%.
Kate Spade SG&A Expenses were $592.4 million in the first nine months of fiscal 2018. As a percentage of net sales, SG&A expenses were 60.9% during the first nine months of fiscal 2018. Excluding non-GAAP charges of $106.6 million, SG&A expenses were $485.8 million, or 49.9% of sales.
Kate Spade Operating Loss totaled $85.8 million in the first nine months of fiscal 2018, resulting in an operating margin of (8.8)%. Excluding non-GAAP charges, Kate Spade operating income totaled $127.2 million, resulting in an operating margin of 13.1%.
Stuart Weitzman

	Nine Months Ended
	March 31, 2018		April 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$300.9	100.0%	$285.7	100.0%	$15.2	5.3%
Gross profit	174.7	58.1	176.7	61.8	(2.0)	(1.1)
SG&A expenses	156.6	52.1	158.3	55.4	(1.7)	(1.1)
Operating income	18.1	6.0	18.4	6.4	(0.3)	(1.9)

NM - Not meaningful
Stuart Weitzman Net Sales increased 5.3% or $15.2 million to $300.9 million in the first nine months of fiscal 2018. Excluding the favorable impact of foreign currency, net sales increased 3.5% or $9.9 million. This increase was primarily due to higher sales in the retail business of $10.4 million, primarily due to the impact of net store openings, the direct ownership of the Northern China distributor and higher comparable store sales, as well as a $0.7 million increase in wholesale sales primarily due to timing of shipments.
Stuart Weitzman Gross Profit decreased 1.1% or $2.0 million to $174.7 million during the first nine months of fiscal 2018 from $176.7 million in the first nine months of fiscal 2017. Gross margin decreased 370 basis points to 58.1% in the first nine months of fiscal 2018 from 61.8% in the first nine months of fiscal 2017. Excluding non-GAAP charges of $3.5 million and $0.6 million in the first nine months of fiscal 2018 and fiscal 2017, respectively, Stuart Weitzman gross profit increased 0.5% or $0.9 million to $178.2 million from $177.3 million in the first nine months of fiscal 2017, and gross margin decreased 280 basis points to 59.2% from 62.0% in the first nine months of fiscal 2017. The year over year change in gross margin was negatively impacted by foreign currency rates by 70 basis points, primarily due to the Euro. Excluding the impact of foreign currency, there was a decrease in gross margin of 210 basis points primarily due to the impact of promotional activity, channel mix and lower wholesale margins.
Stuart Weitzman SG&A Expenses decreased 1.1% or $1.7 million to $156.6 million in the first nine months of fiscal 2018 as compared to $158.3 million in the first nine months of fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 52.1% during the first nine months of fiscal 2018 as compared to 55.4% during the first nine months of fiscal 2017. Excluding non-GAAP charges of $6.5 million and $12.7 million in the first nine months of fiscal 2018 and 2017, respectively, SG&A expenses increased 3.2% or $4.5 million to $150.1 million in the first nine months of fiscal 2018; and SG&A expenses as a percentage of net sales decreased, to 49.9% in the first nine months of fiscal 2018 from 50.9% in the first nine months of fiscal 2017. This increase is primarily due to timing of marketing expenses, as well as growth in the business and the direct ownership of the Northern China distributor, partially offset by reduced employee-related costs.
Stuart Weitzman Operating Income decreased 1.9% or $0.3 million to $18.1 million in the first nine months of fiscal 2018, resulting in an operating margin of 6.0%, as compared to $18.4 million and 6.4%, respectively in fiscal 2017. Excluding non-GAAP charges, Stuart Weitzman operating income decreased 11.6% or $3.6 million to $28.1 million from $31.7 million in the first nine months of fiscal 2017; and operating margin was 9.3% in the first nine months of fiscal 2018 as compared to 11.1% in the first nine months of fiscal 2017. The decrease in operating income was due to a decrease in gross profit and higher SG&A expenses.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter and first nine months of fiscal 2018 and fiscal 2017 reflect certain items, including the impact of the Integration and Acquisition for Tapestry, the Operational Efficiency Plan and the impact of the new tax legislation in the second quarter of fiscal 2018. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Comparable store sales, which is a non-GAAP measure, reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. In certain instances, orders placed via the Internet are fulfilled by a physical store; such sales are recorded by the physical store. The Company excludes new locations, including newly acquired locations, from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. Kate Spade comparable store sales have been calculated using this methodology by comparing current period sales to sales during the equivalent pre-acquisition period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 31, 2018	April 1, 2017	Change
	(millions)

Net cash provided by operating activities	$586.5	$530.0	$56.5
Net cash (used in) provided by investing activities	(2,081.1)	562.5	(2,643.6)
Net cash used in financing activities	(158.4)	(550.2)	391.8
Effect of exchange rate changes on cash and cash equivalents	11.8	(6.8)	18.6
Net (decrease) increase in cash and cash equivalents	$(1,641.2)	$535.5	$(2,176.7)
The Company’s cash and cash equivalents decreased by $1.64 billion in the first nine months of fiscal 2018 as compared to an increase of $535.5 million in the first nine months of fiscal 2017, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $56.5 million due to changes in operating assets and liabilities of $265.0 million and higher non-cash charges of $45.0 million, partially offset by lower net income of $253.5 million.
The $265.0 million increase in changes in operating asset and liability balances was primarily driven by changes in other liabilities, accrued liabilities, inventories and accounts receivable, partially offset by changes in accounts payable. Other liabilities were a source of cash of $168.6 million in the first nine months of fiscal 2018 compared to a use of cash of $26.9 million in the first nine months of fiscal 2017, primarily related to an increase in the Company's long-term income tax payable as a result of the Transition Tax. Accrued liabilities were a use of cash of $40.0 million in the first nine months of fiscal 2018 as compared to a use of cash of $101.7 million in the first nine months of fiscal 2017, primarily driven by changes in derivative positions due to foreign currency fluctuations and the timing of interest payments. Inventories were a source of cash of $12.0 million in the first nine months of fiscal 2018 as compared to a use of cash of $31.1 million in the first nine months of fiscal 2017, primarily driven by Kate Spade inventory balances as a result of seasonality. Accounts receivable was a source of cash of $78.6 million in the first nine months of fiscal 2018 as compared to a source of cash of $35.9 million in the first nine months of fiscal 2017, primarily driven by a smaller build in receivables compared to prior year due to lower Coach wholesale sales, timing of Kate Spade wholesale sales and lower licensing royalties as a result of bringing the footwear business in-house. Accounts payable was a use of cash of $136.7 million in the first nine months of fiscal 2018 as compared to a use of cash of $51.9 million in the first nine months of fiscal 2017, primarily driven by the timing of Kate Spade inventory payments.
Net cash (used in) provided by investing activities
Net cash used in investing activities in the first nine months of fiscal 2018 was $2.08 billion as compared to a source of cash of $562.5 million in the first nine months of fiscal 2017. The $2.64 billion increase in net cash used in investing activities is primarily due to the $2.37 billion purchase of Kate Spade and other acquisitions, net of cash acquired in the first nine months of fiscal 2018, as well as the prior year proceeds from the sale of the Company's investment in Hudson Yards of $680.6 million and the sale of our prior headquarters of $126.0 million in the first nine months of fiscal 2017. This was partially offset by the impact of net cash proceeds from maturities and sales of investments of $478.7 million in the first nine months of fiscal 2018, compared to net purchases of investments of $47.5 million in the first nine months of fiscal 2017.
Net cash used in financing activities
Net cash used in financing activities was $158.4 million in the first nine months of fiscal 2018 as compared to a use of cash of $550.2 million in the first nine months of fiscal 2017. The $391.8 million decrease in net cash used in financing activities was primarily due to the proceeds from the issuance of debt of $1.10 billion during the first nine months of fiscal 2018, partially offset by the increase in long-term debt repayments of $815.0 million during the first nine months of fiscal 2018 as compared to prior year.

Working Capital and Capital Expenditures
As of March 31, 2018, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,031.7	$—	$1,031.7
Short-term investments(1)	6.6	—	6.6
Long-term investments	0.1	—	0.1
Revolving Credit Facility(2)(3)	900.0	—	900.0
3.000% Senior Notes due 2022(4)	400.0	400.0	—
4.250% Senior Notes due 2025(4)	600.0	600.0	—
4.125% Senior Notes due 2027(4)	600.0	600.0	—
Total	$3,538.4	$1,600.0	$1,938.4

(1)
As of March 31, 2018, approximately 67% of our cash and short-term investments were held outside the U.S. in jurisdictions. Prior to the reporting period in which the Tax Legislation was enacted, the Company did not recognize a deferred tax liability related to unremitted foreign earnings because it overcame the presumption of the repatriation of foreign earnings. As a result of the enactment of the Tax Legislation, the Company has recorded a provisional Transition Tax related to all post-1986 earnings of its non-U.S. subsidiaries. The Company is still evaluating whether those earnings will be repatriated to the U.S. and if there are any additional tax consequences resulting from the repatriation. Due to the complexity surrounding the application of new Tax Legislation, the Company will continue to evaluate outside basis differences and any related impact.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility" and collectively with the Term Loan Facilities, the "Facility").

(3)
In May 2017, the Revolving Credit Facility replaced the Company's previously existing revolving credit facility agreement under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2018. Refer to Note 11, "Debt," for further information on our existing debt instruments.

(4) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indenture for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of March 31, 2018, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of March 31, 2018, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 13%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.

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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2018 capital expenditures to be approximately $300 million.
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
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended March 31, 2018 are not necessarily indicative of that expected for the full fiscal 2018. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2017 10-K. As of March 31, 2018, there have been no material changes to any of the critical accounting policies.
As disclosed in our fiscal 2017 10-K, the Company performs its annual impairment assessment of goodwill, including trademarks and trade names, during the fourth quarter of each fiscal year. Furthermore, as previously disclosed, given the recency of our Stuart Weitzman acquisition, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived trademarks and trade names exceeded the respective carrying values by approximately 20%. Several factors could impact the brand's ability to achieve future cash flows, including optimization of the store fleet productivity, the impact of promotional activity in department stores, the consolidation or take-back of certain distributor relationships, the simplification of certain corporate overhead structures and other initiatives aimed at expanding certain higher performing categories of the business. While there was no impairment recorded in the three-month and nine-month periods ended March 31, 2018, given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2018 from those that are expected, it is possible that an interim test or our annual impairment test could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of March 31, 2018 and July 1, 2017, forward currency contracts designated as cash flow hedges with a notional amount of $291.8 million and $146.9 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of March 31, 2018.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Chinese Renminbi, the Japanese Yen and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of March 31, 2018 and July 1, 2017 the total notional values of outstanding forward foreign currency contracts related to these loans were $223.2 million and $95.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at March 31, 2018 and July 1, 2017 was $3.5 million and $3.5 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at March 31, 2018 and July 1, 2017 was $6.6 million and $1.7 million, respectively.
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
The Company is exposed to changes in interest rates related to the fair value of our Senior Notes. At March 31, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $597 million, $388 million and $588 million, respectively. At July 1, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $624 million, $395 million and $596 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on each series of the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018.
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
There are no material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017, as updated by the risk factor discussed in our Quarterly Report on Form 10-Q for the period ended on December 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares during the third quarter of fiscal 2018. As of March 31, 2018, the Company had zero availability remaining in the stock repurchase program.

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

Dated: May 9, 2018