Form 10-K
period 2018-06-30
TAPESTRY, INC.
filed 2018-08-16
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 29, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $12.4 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 3, 2018, the Registrant had 288,038,993 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III, Items 10 – 14

TAPESTRY, INC.

i

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain certain "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are based on management's current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "may," "can," "continue," "project," "should," "expect," "confidence," "trends," "anticipate," "intend," "estimate," "on track," "well positioned to," "plan," "potential," "position," "believe," "seek," "see," "will," "would," "target," similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Such statements involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, the results of Tapestry, Inc. and its consolidated subsidiaries could differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Tapestry, Inc. assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of June 30, 2018 ("fiscal 2018"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. The fiscal years ended June 30, 2018 ("fiscal 2018") and July 1, 2017 ("fiscal 2017") were 52-week periods, and the fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period.
PART I
ITEM 1. BUSINESS
Tapestry, Inc., previously known as Coach, Inc., is a leading New York-based house of modern luxury accessories and lifestyle brands. Tapestry is powered by optimism, innovation and inclusivity. Our brands are approachable and inviting and create joy every day for people around the world. Defined by quality, craftsmanship and creativity, the brands that make up our house give global audiences the opportunity for exploration and self-expression. Tapestry is comprised of the Coach, Kate Spade and Stuart Weitzman brands, all of which have been part of the American fashion landscape for over 25 years.
GENERAL DEVELOPMENT OF BUSINESS
Founded in 1941, Coach, Inc., the predecessor company to Tapestry, Inc., was acquired by Sara Lee Corporation (“Sara Lee”) in 1985. In June 2000, Coach, Inc. was incorporated in the state of Maryland. In October 2000, Coach, Inc. was listed on the New York Stock Exchange and sold approximately 19.5% of the then outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach, Inc. via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach, Inc. common stock.
Since October 2000, the Company's international expansion strategy for Coach has been to enter into joint ventures and establish distributor relationships to build market presence and capability. To further accelerate brand awareness, aggressively grow market share and to exercise greater control of our brand, the Company has historically acquired its joint venture partner’s interests or distributor rights in these international regions. Such regions include Japan, Greater China, Singapore, Taiwan, Malaysia, South Korea and Europe. During the third quarter of fiscal 2018, the Company acquired designated assets of its Coach distributor in Australia and New Zealand.
During fiscal 2015, the Company acquired Stuart Weitzman Holdings LLC, a luxury women's footwear company, to complement its leadership position in premium handbags and accessories. During fiscal 2016, the Company acquired the Stuart Weitzman Canadian retail distributor. During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China.
During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company, a lifestyle accessories and ready-to-wear company, for $18.50 per share in cash for a total of $2.4 billion. As a result of this acquisition, on October 31, 2017, the Company changed its name to Tapestry, Inc., a leading luxury lifestyle company with a diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations as well as solid financial acumen. During the third quarter of fiscal 2018, the Company entered into an agreement to take operational control of the KS China Co., Limited and KS HMT Co., Limited joint ventures ("Kate Spade Joint Ventures") that operate in mainland China, Hong Kong, Macau and Taiwan in which the Company has 50% interest.
OUR BRANDS
Prior to fiscal 2018, the Company had three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018 and as a result of the Kate Spade acquisition, the Company aligned its reportable segments with the new structure of its business. As a result, the Company has three reportable segments:

•
Coach includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors. This segment represented 71.8% of total net sales in fiscal 2018.

•
Kate Spade includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, to wholesale customers, through concession shop-in-shops and through independent third party distributors. This segment represented 21.8% of total net sales in fiscal 2018.

•
Stuart Weitzman includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, to wholesale customers and through numerous independent third party distributors. This segment represented 6.4% of total net sales in fiscal 2018.

Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administrative and information systems expense.

Coach
Coach is a leading design house of modern luxury accessories and lifestyle collections, with a long-standing reputation built on quality craftsmanship. As a pioneer in the leather goods and accessories space, the brand established itself as the original American house of leather. Coach remains inspired by its rich heritage, with the spirit of innovation it has had for more than 75 years. Defined by a free-spirited, all-American attitude, the brand approaches design with a modern vision, reimagining luxury for today with an authenticity that is uniquely Coach. All over the world, the Coach name is synonymous with effortless New York style. We present a sophisticated, modern and inviting environment, both in bricks & mortar stores and online, to showcase our product assortment and reinforce a consistent brand positioning.

Stores — Coach operates freestanding flagship, retail, outlet stores and concession shop-in-shop locations. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.
Coach flagship stores, which offer the fullest expression of the Coach brand, are located in tourist-heavy, densely populated cities globally. Retail stores carry an assortment of products depending on their size, location and customer preferences. Coach outlet stores serve as an efficient means to sell manufactured-for-outlet product and discontinued retail inventory outside the retail channel. The outlet store design, visual presentations and customer service levels support and reinforce the brand's image. Through these outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.
The change in the number of Coach stores and their total and average square footage is shown in the following table:

	Coach
	North America	International(1)	Total
Store Count
Fiscal 2018	402	585	987
Net change vs. prior year	(17)	42	25
% change vs. prior year	(4.1)%	7.7%	2.6%

Fiscal 2017	419	543	962
Net change vs. prior year	(13)	21	8
% change vs. prior year	(3.0)%	4.0%	0.8%

Fiscal 2016	432	522	954
Net change vs. prior year	(30)	19	(11)
% change vs. prior year	(6.5)%	3.8%	(1.1)%

Square Footage
Fiscal 2018	1,835,543	1,256,525	3,092,068
Net change vs. prior year	(48,661)	89,605	40,944
% change vs. prior year	(2.6)%	7.7%	1.3%

Fiscal 2017	1,884,204	1,166,920	3,051,124
Net change vs. prior year	(7,942)	80,605	72,663
% change vs. prior year	(0.4)%	7.4%	2.4%

Fiscal 2016	1,892,146	1,086,315	2,978,461
Net change vs. prior year	(25,705)	55,620	29,915
% change vs. prior year	(1.3)%	5.4%	1.0%

Average Square Footage
Fiscal 2018	4,566	2,148	3,133
Fiscal 2017	4,497	2,149	3,172
Fiscal 2016	4,380	2,081	3,122

(1)	Fiscal 2018 includes the addition of 21 retail stores acquired as a result of the Coach distributor acquisition in Australia and New Zealand completed during the third quarter of fiscal 2018.
In fiscal 2019, we expect to close a select number of stores in North America. We expect to modestly grow our store count over the next few years, particularly within Greater China. Furthermore, we expect to continue investing in the elevation of our existing store environments.
Internet — We view our www.coach.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Coach brand products directly to customers. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. Our online store provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors. To a lesser extent, our e-commerce programs also include our invitation-only outlet flash sales site.
Wholesale — Coach began as a U.S. wholesaler to department stores, and this channel continues to remain a part of our overall consumer reach. Today, we work closely with our partners to ensure a clear and consistent product presentation. We enhance our presentation through the creation of shop-in-shops with proprietary Coach brand fixtures within the department store environment. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely manage inventories in this channel given the current highly promotional environment at point-of-sale. We utilize automatic replenishment with major accounts in an effort to optimize inventory levels across wholesale doors.
As of June 30, 2018, Coach's products are sold in approximately 1,630 wholesale and distributor locations globally. Coach's most significant wholesale partnerships are with department stores including Macy's (including Bloomingdale's), Dillard's, Hudson's Bay Company (including Lord & Taylor and Saks 5th Ave), Nordstrom, Zappos, Von Maur, The Bay and Neiman Marcus. Coach products are also available on these customers' websites.
Coach has developed relationships with a select group of distributors who sell Coach products through travel retail locations and in certain international countries where Coach does not have directly operated retail locations. As of June 30, 2018, Coach's most significant distributors are the DFS Group, King Power Thailand, Ever Rich Duty Free and Al Tayer Insignia.
As of June 30, 2018 and July 1, 2017, Coach did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Kate Spade
Established in 1993, the Kate Spade brand is known for its crisp color, graphic prints and playful sophistication. The brand's exuberant approach to the everyday encourages personal style with a dash of incandescent charm. From handbags and clothing to decor and fragrance our products invite women around the world to live every day uniquely and to the fullest.
Stores — Kate Spade operates freestanding flagship, specialty retail, outlet stores and concession shop-in-shops. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.
Kate Spade flagship locations, which offer the fullest expression of the Kate Spade brand, are located in high-visibility locations. Retail stores carry an assortment of products depending on their size, location and customer preferences. Kate Spade outlet stores serve as an efficient means to sell manufactured-for-outlet product and discontinued retail inventory outside the retail channel. Through these outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.
The number of Kate Spade stores as of June 30, 2018 and their total and average square footage is shown in the following table:

	Kate Spade
	North America	International(2)	Total
Store Count
Fiscal 2018(1)	200	142	342

Square Footage
Fiscal 2018(1)	495,121	171,754	666,875

Average Square Footage
Fiscal 2018(1)	2,476	1,210	1,950

(1)	The Kate Spade business was acquired in the first quarter of fiscal 2018 which included the addition of 180 stores in North America and 95 international stores.

(2)
Includes the addition of 50 retail stores related to taking operational control of the Kate Spade Joint Ventures that operate in mainland China, Hong Kong, Macau and Taiwan in the third quarter of fiscal 2018.

We expect to modestly grow the number of North America stores in fiscal 2019, as we continue to optimize our real estate position. Furthermore, we expect to continue investing in the elevation of our existing store environments. Internationally, we expect to continue to modestly grow in store count over the next few years, particularly within mainland China and Europe.
Internet — We view our www.katespade.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Kate Spade brand products directly to customers. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. To a lesser extent, our e-commerce programs also include our invitation-only outlet flash sales site.
Wholesale — As of June 30, 2018, Kate Spade brand's products are sold in approximately 1,260 wholesale and distributor locations, primarily in the U.S, Canada and Europe. The most significant wholesale partnerships primarily include sales of kate spade new york products. These partnerships include Nordstrom, The TJX Companies Inc., Macy's (including Bloomingdale's), Dillard's and Hudson's Bay Company (including Lord & Taylor and Saks 5th Ave). Kate Spade products are also available on these customers' websites.
Kate Spade has developed relationships with a select group of distributors who sell Kate Spade products through travel retail locations and in certain international countries where Kate Spade does not have directly operated retail locations. As of June 30, 2018, Kate Spade's most significant distributors are Valiram Group, Al-Futtaim Group, Luxury Concept Limited, Pangea and Stores Specialists, Inc.
As of June 30, 2018, Kate Spade did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Stuart Weitzman
Stuart Weitzman offers beautiful shoes that combine form and function. For more than 30 years, every pair has been handcrafted using the finest materials and meticulously engineered for a flawless fit. The brand is one of the most recognizable names in footwear; its award-winning shoes are worn by stylish women around the globe and by celebrities both on and off the red carpet. Stuart Weitzman is currently evolving into a multi-category accessories brand with the expansion of handbags and introduction of jewelry.
Stores —Stuart Weitzman products are also sold in freestanding flagship, retail and outlet stores located in North America, Europe and Northern China.

The following table shows the number of Stuart Weitzman directly-operated locations and their total and average square footage:

	Stuart Weitzman
	North America(1)	International(2)	Total
Store Count
Fiscal 2018	68	35	103
Net change vs. prior year	(1)	23	22
% change vs. prior year	(1.4)%	191.7%	27.2%

Fiscal 2017	69	12	81
Net change vs. prior year	5	1	6
% change vs. prior year	7.8%	9.1%	8.0%

Fiscal 2016	64	11	75
Net change vs. prior year	18	3	21
% change vs. prior year	39.1%	37.5%	38.9%

Square Footage
Fiscal 2018	117,869	47,498	165,367
Net change vs. prior year	(75)	28,690	28,615
% change vs. prior year	(0.1)%	152.5%	20.9%

Fiscal 2017	117,944	18,808	136,752
Net change vs. prior year	12,680	6,252	18,932
% change vs. prior year	12.0%	49.8%	16.1%

Fiscal 2016	105,264	12,556	117,820
Net change vs. prior year	23,387	3,332	26,719
% change vs. prior year	28.6%	36.1%	29.3%

Average Square Footage
Fiscal 2018	1,733	1,357	1,606
Fiscal 2017	1,709	1,567	1,688
Fiscal 2016	1,645	1,141	1,571

(1) Includes the addition of 14 retail stores related to the Canadian retail distributor acquisition in the fourth quarter of fiscal 2016.
(2) Includes the addition of 20 retail stores related to the Northern China distributor acquisition in the third quarter of fiscal 2018.
In fiscal 2019, we expect modest growth in North America store count and square footage. Furthermore, we expect to continue to grow the store count and square footage over the next few years as we grow our business internationally.
Internet — We view our www.stuartweitzman.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Stuart Weitzman brand products directly to customers.
Wholesale — Stuart Weitzman brand products are primarily sold through approximately 620 wholesale and distributor locations globally. Stuart Weitzman's most significant wholesale partnerships include Nordstrom, Saks 5th Ave, Bloomingdale's (including Macy's) and Neiman Marcus.
Stuart Weitzman has developed relationships with a select group of distributors who sell Stuart Weitzman products through travel retail locations and in certain international countries where Stuart Weitzman does not have directly operated retail locations. As of June 30, 2018, Stuart Weitzman's most significant distributors are Pedder Group and Hermanns Imports.

As of June 30, 2018, Stuart Weitzman did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Refer to Note 16, "Segment Information," for further information about the Company's segments.
LICENSING
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Licensing revenue for the Company was $53.6 million and $40.4 million in fiscal 2018 and fiscal 2017, respectively. Our key licensing relationships as of June 30, 2018 are as follows:

Brand	Category	Partner	Expiration
Coach	Eyewear	Luxottica	2020
Coach	Watches	Movado	2020
Coach	Fragrance	Interparfums	2026
Kate Spade	Fashion Bedding	HTA	2019
Kate Spade	Eyewear	Safilo	2020
Kate Spade	Footwear	Steve Madden	2020
Kate Spade	Tableware	Lenox	2020
Kate Spade	Stationery and Gift	Lifeguard Press	2020
Kate Spade	Tech Accessories	Incipio	2021
Kate Spade	Watches	Fossil	2025
Products made under license are, in most cases, sold through stores and wholesale channels and, with the Company's approval, the licensees have the right to distribute products selectively through other venues, which provide additional, yet controlled, exposure of our brands. Our licensing partners pay royalties on their net sales of our branded products. Such royalties currently comprise approximately 1% of Tapestry's total net sales. The licensing agreements generally give our brands the right to terminate the license if specified sales targets are not achieved.
PRODUCTS
The following table shows net sales for each of our product categories by segment:

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		July 2, 2016
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach:
Women's Handbags	$2,298.2	39%	$2,308.0	52%	$2,392.9	53%
Men's	844.6	14	808.0	18	725.7	16
Women's Accessories	747.1	13	721.0	16	721.6	16
Other Products	331.6	6	277.7	6	306.9	7
Total Coach	$4,221.5	72%	$4,114.7	92%	$4,147.1	92%
Kate Spade:(1)
Women's Handbags	$703.4	12%	$—	—%	$—	—%
Other Products	311.6	5	—	—	—	—
Women's Accessories	269.7	5	—	—	—	—
Total Kate Spade	$1,284.7	22%	$—	—%	$—	—%
Stuart Weitzman(2)	$373.8	6%	$373.6	8%	$344.7	8%
Total Net Sales	$5,880.0	100%	$4,488.3	100%	$4,491.8	100%

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

(2)	The significant majority of sales for Stuart Weitzman is attributable to women's footwear.
Women’s Handbags — Women’s handbag collections feature classically inspired designs as well as fashion designs. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.
Women’s Accessories — Women’s accessories include small leather goods, which complement our handbags, including wallets, money pieces, wristlets and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, travel accessories, sketchbooks and portfolios), key rings and charms.
Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases, travel organizers and belts), footwear, watches, sunglasses, novelty accessories and ready-to-wear.
Other Products — These products primarily include women's footwear, eyewear (such as sunglasses), jewelry (including bracelets, necklaces, rings and earrings), fragrances, watches, certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. In addition, Kate Spade brand kids ready-to-wear items, housewares and home accessories, such as fashion bedding and tableware, and stationery and gifts are included in this category.
DESIGN AND MERCHANDISING
Our creative leaders are responsible for conceptualizing and implementing the design direction for our brands across the consumer touchpoints of product, stores and marketing. At Tapestry, each brand has a dedicated design and merchandising team; this ensures that Coach, Kate Spade and Stuart Weitzman speak to their customers with a voice and positioning unique to their brand. Designers have access to the brands' extensive archives of product designs, which are a valuable resource for new product concepts. Our designers are also supported by strong merchandising teams that analyze sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Merchandisers also manage the product life cycle to maximize sales and profitability across all channels. The product category teams, each comprised of design, merchandising, product development and sourcing specialists help each brand execute design concepts that are consistent with the brand's strategic direction.
Our design and merchandising teams also work in close collaboration with all of our licensing partners to ensure that the licensed products are conceptualized and designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brands.
MARKETING
We use a 360-degree approach to marketing for each of our brands, synchronizing our efforts across all channels to ensure consistency at every touchpoint. Our global marketing strategy is to deliver a consistent, relevant and multi-layered message every time the consumer comes in contact with our brands through our communications and visual merchandising. Each brand's distinctive positioning is communicated by our creative marketing, visual merchandising and public relations teams, as well as outside creative agencies. We also have a sophisticated consumer and market research capability, which helps us assess consumer attitudes and trends.
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related events in fiscal 2018 were $228.4 million, or approximately 4% of net sales, compared to $178.3 million in fiscal 2017, or approximately 4% of net sales.
Our wide range of marketing activities include direct mail tiered to our database of best, new, lapsed and prospective customers. In addition, to drive engagement and build awareness, we utilize a variety of media, including print, digital, social and out-of-home. Our respective brand websites serve as effective communication vehicles by providing an immersive brand experience, showcasing the fullest expression across all product categories.
As part of our direct marketing strategy, we use databases of consumers to generate personalized communications. Email contacts and direct mail pieces are an important part of our communication and are sent to selected consumers to stimulate consumer purchases and build brand awareness. Visitors to our e-commerce sites provide an opportunity to increase the size of these databases, as well as point of transactions globally, except where restricted. For Coach, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, mainland China, several throughout Europe, and South Korea. For Kate Spade, we have e-commerce sites in the U.S., Canada, Japan, mainland China and throughout Europe. For Stuart Weitzman, we have e-commerce sites in the U.S, Canada, Europe, Hong Kong and mainland China.
In fiscal 2018, Coach had informational websites in Hong Kong, Korea, Malaysia, Singapore and Taiwan, as well as a global informational website where customers from other countries are directed. In fiscal 2018, Kate Spade had an informational website in mainland China. The Company utilizes and continues to explore digital technologies such as blogs and social media websites, including Twitter, Facebook, Instagram, Pinterest, WeChat and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
MANUFACTURING
Tapestry carefully balances its commitments to a limited number of “better brand” partners that have demonstrated integrity, quality and reliable delivery. The Company continues to evaluate new manufacturing sources and geographies to deliver the finest quality products at the best cost and to mitigate the impact of manufacturing in inflationary markets.
Before partnering with a new vendor, the Company evaluates each facility by conducting a quality and business practice standards audit. Periodic evaluations of existing, previously approved facilities are conducted on a recurring basis. We believe that our manufacturing partners are in material compliance with the Company’s integrity standards.
These independent manufacturers each or in aggregate support a broad mix of product types, materials and a seasonal influx of new, fashion-oriented styles, which allows us to meet shifts in marketplace demand and changes in consumer preferences.
Our raw material suppliers, independent manufacturers and licensing partners must achieve and maintain high quality standards, which are an integral part of our brands' identity. One of our keys to success lies in the rigorous selection of raw materials. We have longstanding relationships with purveyors of fine leathers and hardware. Although our products are manufactured by independent manufacturers, we maintain a strong level of oversight in the selection of the raw materials that are used in all of our products. Compliance with quality control standards is monitored through on-site quality inspections at independent manufacturing facilities.
We maintain control of the supply chain process for each of our brands from design through manufacture. We are able to do this by maintaining sourcing management offices in Vietnam, mainland China, Hong Kong, the Philippines, Singapore and Spain that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities.
Manufacturers of Coach products were primarily located in Vietnam, the Philippines, mainland China and India. During fiscal 2018, Coach had one vendor, located in Vietnam, who individually provided over 10% of the brand's total units (or approximately 15% in the aggregate). During fiscal 2018, Kate Spade products were manufactured primarily in mainland China, Vietnam and the Philippines. Kate Spade had one vendor, located in Vietnam, who individually provided over 10% of the brand's total units (or approximately 13% in the aggregate). The Company expects that the level of products manufactured in each country will change during fiscal 2019 as it continues to further diversify the brand’s supply chain globally. Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2018, Stuart Weitzman had three vendors, all located in Spain, who individually provided over 10% of the brands total units (or approximately 40% in the aggregate).
DISTRIBUTION
Each brand's products are shipped from manufacturers to distribution centers around the world for inspection, storage, order processing and shipment. These facilities for our brands use a bar code scanning warehouse management system. Our distribution center employees use handheld scanners to read product bar codes, which allow accurate storage and the various steps to process orders and generally provide excellent service to their customers. Each brand's products are primarily shipped to the retail stores and wholesale customers via express delivery providers and common carriers. The facilities also ship direct to consumer orders.
In North America, the Company operates an 850,000 square foot distribution and consumer care facility in Jacksonville, Florida for Coach brand products. For Coach, North America product fulfillment is facilitated by our automated warehouse management system and electronic data interchange system, while the unique requirements of the Internet business are supported by Coach's order management and e-commerce sites. Outside of North America, the Company has established regional distribution centers through third-parties for each brand. For Coach brand products, these centers are located in mainland China and Netherlands. Additional facilities are located in Japan, Hong Kong, mainland China, Macau, South Korea, Taiwan, Malaysia and Singapore to support directly operated local markets.
The Company distributes Kate Spade brand products through facilities that are operated by third parties in the United States. For Kate Spade, product fulfillment in North America is facilitated by our automated warehouse management system and electronic data interchange system, while the unique requirements of the Internet business are supported by selective warehouse and distribution systems operated by third-parties. Furthermore, Kate Spade product is distributed through a third party regional distribution center in the U.K. The Company also operates local distribution centers through third-parties in Japan and Hong Kong for Kate Spade brand product.
The Company distributes Stuart Weitzman brand products through facilities that are operated by third parties globally. These facilities are located in the United States, Canada, Spain, Italy and mainland China.

INFORMATION SYSTEMS
Each of our brands currently operates on their respective legacy systems that support finance and accounting, procurement, inventory control, point-of-sale transactions, store replenishment, supply chain management which support product development, procurement, inventory planning and reporting functions. In the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model, including the replacing and updating of our core technology platforms and the retirement of certain information systems. Efforts are currently underway to harmonize and consolidate these systems across the current three brands, as well as serving as a common platform for future acquisitions. This project is a key area of focus and priority and is expected to be substantially completed during fiscal 2019. The Company expects to incur charges of approximately $10-15 million in fiscal 2019 related to this project.
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting. The Company also began implementing a point-of-sale system which supports all in-store transactions, distributes management reporting for each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. This system began rolling out for Coach in North America, and will be extended to other brands and regions in the future.
Refer to Item 1A. "Risk Factors," for further information as it relates to the Company's Enterprise Resource Planning ("ERP") system implementation efforts.
TRADEMARKS AND PATENTS
Tapestry owns all of the material worldwide trademark rights used in connection with the production, marketing, distribution and sale of all branded products for Coach, Stuart Weitzman and Kate Spade. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Tapestry also owns and maintains worldwide registrations for trademarks in relevant classes of products in each of the countries in which its products are sold. Major trademarks include TAPESTRY, COACH, STUART WEITZMAN, KATE SPADE and kate spade new york. It also owns brand-specific trademarks such as COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design, COACH EST. 1941 and Design for the COACH brand; kate spade new york and Spade Design, live colorfully, Walk on Air and In Full Bloom for the kate spade new york brand; and In Our Shoes and SW Logo for the Stuart Weitzman brand. Tapestry is not dependent on any one particular trademark or design patent although Tapestry believes that the Coach, Stuart Weitzman and Kate Spade names are important for its business. In addition, Tapestry owns several design patents and utility patents for its branded products. Tapestry aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the respective online reporting tools for each brand, the Tapestry hotline and business partners around the world.
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
GOVERNMENT REGULATION
Most of the Company's imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. The Company is not materially restricted by quotas or other government restrictions in the operation of its business, however customs duties do represent a component of total product cost. To maximize opportunities, the Company operates complex supply chains through foreign trade zones, bonded logistic parks and other strategic initiatives such as free trade agreements. Additionally, the Company operates a direct import business in many countries worldwide. As a result, the Company is subject to stringent government regulations and restrictions with respect to its cross-border activity either by the various customs and border protection agencies or by other government agencies which control the quality and safety of the Company’s products. The Company maintains an internal global trade, customs and product compliance organization to help manage its import/export and regulatory affairs activity.

COMPETITION
The global premium women's and men's handbag, accessories and footwear categories are highly competitive. Tapestry, Inc. competes primarily with European and American luxury and accessible luxury brands as well as private label retailers. Over the last several years these industries have grown, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition drives interest in these brand loyal categories.
EMPLOYEES
As of June 30, 2018, the Company employed approximately 20,800 globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 9,400 and 7,800 were full time and part time employees, respectively, in the global retail field.
The Company believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Refer to Note 16, "Segment Information," presented in the Notes to the Consolidated Financial Statements for geographic information.
AVAILABLE INFORMATION
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our investor website, located at www.tapestry.com/investors under the caption “SEC Filings,” as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.
The Company has included the Chief Executive Officer (“CEO”) and Chief Financial Officer certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 to this Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

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
One component of our growth strategy is acquisitions, such as our acquisition of Stuart Weitzman Holdings, LLC during fiscal 2015 and our acquisition of Kate Spade & Company during the first quarter of fiscal 2018. Our management team has and will consider growth strategies and expected synergies when considering any acquisition, and while we continually review potential acquisition opportunities, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
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
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required annually, or as facts and circumstances exist, to assess goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in fiscal 2018, fiscal 2017 and fiscal 2016; however, we cannot accurately predict the amount and timing of any potential future impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.
A delay, disruption in, failure of, or inability to upgrade our information technology systems precisely and efficiently could materially adversely affect our business, financial condition or results of operations and cash flow.
We rely heavily on various information and other business systems to manage our operations, including management of our supply chain, point-of-sale processing in our brands’ stores, our online businesses associated with each brand and various other processes. We are continually evaluating and implementing upgrades and changes to our systems.

The Company has embarked on a multi-year ERP implementation. The Company began this implementation in fiscal 2017 and it is expected to be substantially complete during fiscal 2019. Implementing new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. Other substantial risks associated with the multi-year ERP implementation include the inability to deliver the optimal level of merchandise to our brands’ stores or customers in a timely manner. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate or inaccessible. Furthermore, failure of the computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services, as well as consumer privacy concerns and new global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
The growth of our business depends on the successful execution of our growth strategies, including our efforts to expand internationally into a global house of lifestyle brands.
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
Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We currently plan to open additional Coach, Kate Spade and Stuart Weitzman stores throughout Asia and other international markets, both directly and through strategic partners. Our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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
During the fourth quarter of fiscal 2016, we announced a plan to enhance organizational efficiency, update core technology platforms and optimize international supply chain and office locations. These initiatives were adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model. The charges under this plan began in the fourth quarter of fiscal 2016. There is no assurance these actions will be successful in achieving our intended results.
During the fourth quarter of fiscal 2014, we announced a multi-year strategic plan with the objective of transforming the brand and reinvigorating growth. Key operational and cost elements in order to fund and execute this plan concluded during fiscal 2016. The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful in the long-term.
Actual costs incurred and the timeline of these initiatives may differ from our expectations. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5, "Restructuring Activities" for further information regarding these initiatives.
We face risks associated with operating in international markets.
We operate on a global basis, with approximately 41.2% of our net sales coming from operations outside of United States. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•
political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as Brexit. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement there would be no transitional provisions and a "hard" Brexit would occur on March 29, 2019. Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased cost by way of new or elevated Customs duties or financial implications from operational challenges;

•
changes to the U.S.'s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs (including, but not limited to, the Trump Administration's tariffs on China and China's retaliatory tariffs on certain products from the U.S.), trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls;

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

•
changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions

Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
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
Awareness and sensitivity to privacy breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. We may also incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed such as the General Data Protection Regulation in the E.U. and the California Consumer Privacy Act in California, U.S.A., as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach-notification costs and increased litigation as a result of cyber security breaches.
In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, mainland China, several throughout Europe and South Korea and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries, as described in Item I, "Business." Our e-commerce programs also include an invitation-only Coach outlet flash sale site and invitation-only Kate Spade flash sale site. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer viruses or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
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
Tapestry, Inc. is a New York-based house of modern luxury lifestyle brands. Our Company and our brands are founded upon a consumer-led view of luxury that stands for inclusivity and approachability. We believe that the Coach brand, established over 75 years ago, is regarded as America's preeminent designer, producer, and marketer of fine accessories and gifts for women and men. We attribute the prominence of the Coach brand to the unique combination of our original American attitude and design, our heritage of fine leather goods and custom fabrics, our superior product quality and durability and our commitment to customer service. Kate Spade is known for its crisp color, graphic prints, and playful sophistication; its exuberant approach to the everyday encourages personal style with a dash of incandescent charm. Furthermore, the Stuart Weitzman brand is viewed as a leading design house of women's luxury footwear within North America, with a strong opportunity for growth globally, and is built upon the idea of crafting a beautifully-constructed shoe, merging fashion and function. Any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted. Our success also depends in part on our ability to execute on our plans and strategies, including our operational efficiency initiatives and Transformation Plan. Even if our products, marketing campaigns and retail environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact our business, financial condition, and results of operations.
Our business is exposed to foreign currency exchange rate fluctuations.
We monitor our global foreign currency exposure. In order to minimize the impact on earnings related to foreign currency rate movements, we hedge a portion of our subsidiaries’ U.S. dollar-denominated inventory purchases in Japan, Canada and China and Euro-denominated inventory purchases in Spain, as well as the Company's cross currency denominated intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Our continued international expansion will increase our exposure to foreign currency fluctuations. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars.
As a result of having operations outside of the U.S., we are also exposed to market risk from fluctuations in foreign currency exchange rates. Substantial changes in foreign currency exchange rates could cause our sales and profitability to be negatively impacted.
Our stock price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance, including our ability to return value to investors.
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, earnings per diluted share and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
We periodically return value to investors through payment of quarterly dividends. Investors may have an expectation that we will continue to pay our quarterly dividend at certain levels. The market price of our securities could be adversely affected if our cash dividend rate differs from investors’ expectations. Refer to “If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed” for addition discussion of our quarterly dividend.

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
If the Trump Administration follows through on its proposed China tariffs, or if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products manufactured in China or other countries and imported into the U.S. or other countries could increase. This could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. Compliance with these laws may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
In addition, we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Global Operating Principles and/or Supplier Code of Conduct; however, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program, Global Operating Principles and Supplier Code of Conduct are available through our website, www.tapestry.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
We are dependent on a limited number of distribution and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business. Because our distribution centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. We maintain a distribution center in Jacksonville, Florida, operated by Tapestry. To support our growth in mainland China and Europe, we established distribution centers in mainland China and the Netherlands, owned and operated by a third-party, allowing us to better manage the logistics in these regions while reducing costs. We also operate distribution centers, through third-parties, in Japan, mainland China, Hong Kong, Macau, Singapore, Taiwan, Malaysia, the U.S., Spain, Italy, the U.K., Canada and South Korea. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
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
Our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.
Our wholesale business comprised approximately 13% of total net sales for fiscal 2018. Continued fragmentation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. Despite our continued reduction in markdown allowances during fiscal 2018, such promotional activity could negatively impact our brands, which could affect our business, results of operations, and financial condition.

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
On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law. The Tax Legislation, which became effective on January 1, 2018, significantly revised the U.S. tax code. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition & Results of Operations - Executive Overview and Note 14, “Income Taxes,” for further information on the provisions of the Tax Legislation and the currently expected impact on the Company. The Company has recorded its best estimate of impact of the Tax Legislation through its provision for income taxes in the fiscal year ended June 30, 2018 pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118. All amounts recorded were based on available guidance on interpretation of the Tax
Legislation and, the Company believes, reasonable approaches to estimating its impact; however, such amounts are the Company’s provisional estimates at this time. For elements of the Tax Legislation where the Company was not yet able to make reasonable estimates of the impact, the Company has not recorded any adjustments and has continued accounting for these elements in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Legislation. The Company cannot determine the amount of any such impacts at this time and amounts that have been estimated and recorded in the fiscal year ended June 30, 2018 are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined. The overall impact of the Tax Legislation is currently uncertain, and the Company’s business and financial condition could be adversely affected.
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
Our brands currently have multi-year agreements with licensing partners for certain products. Refer to Item 1 - “Business - Licensing” for additional discussion of our key licensing arrangements. In the future, we may enter into additional licensing arrangements. The risks associated with our own products also apply to our licensed products as well as unique problems that our licensing partners may experience, including risks associated with each licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit and bankruptcy risks, and maintain customer relationships. While we maintain significant control over the products produced for us by our licensing partners, any of the foregoing risks, or the inability of any of our licensing partners to execute on the expected design and quality of the licensed products or otherwise exercise operational and financial control over its business, may result in loss of revenue and competitive harm to our operations in the product categories where we have entered into such licensing arrangements. Further, while we believe that we could replace our existing licensing partners if required, our inability to do so for any period of time could adversely affect our revenues and harm our business.
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
The dividend program requires the use of a moderate portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends, or pay dividends at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of June 30, 2018, our consolidated indebtedness was approximately $1.6 billion. We also have the capacity to borrow up to $900 million of additional indebtedness under our undrawn revolving credit facility, which may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. These consequences and limitations could reduce the benefits we expect to achieve from the acquisition of Kate Spade or impede our ability to engage in future business opportunities or strategic acquisitions.
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
The Company's bylaws can be amended by our Board or by the approval of a majority of our stockholders. The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by the Company's Board or by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of giving notice and at the time of the meeting and has complied with the advance notice procedures of the Company's bylaws. Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company's common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key distribution, corporate and product development facilities as of June 30, 2018. The majority of the properties are leased, with the leases expiring at various times through 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America distribution and customer service	850,000
New York, New York	Corporate, design, sourcing and product development	695,000
Westchester, Ohio	Kate Spade North America distribution and customer service	601,000
New York, New York	Kate Spade corporate management	135,000
North Bergen, New Jersey	Corporate office	106,000
Carlstadt, New Jersey	Corporate office	65,000
Tokyo, Japan	Coach Japan regional management	24,900
Hong Kong, China	Corporate regional management	23,900
Shanghai, China	Coach Greater China (including Hong Kong, Macau, and mainland China) regional management	23,000
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Seoul, South Korea	Coach South Korea regional management	18,000
Hong Kong, China	Coach sourcing and quality control	17,000(1)
Dongguan, China	Coach sourcing, quality control and product development	16,700
Tokyo, Japan	Kate Spade Japan regional management	14,200
London, U.K.	Coach Europe regional management	12,300
Fort Lauderdale, Florida	Stuart Weitzman corporate office	12,100
Shanghai, China	Coach Asia regional management	10,400
Montreal, Canada	Stuart Weitzman Canada regional management and distribution	9,100
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	8,600
Taipei City, Taiwan	Coach Taiwan regional management	6,400
Paris, France	Coach Europe regional management	5,900
London, England	Kate Spade Europe regional management	5,000
Singapore	Coach Singapore regional management, sourcing and quality control	5,000
Kuala Lumpur, Malaysia	Coach Malaysia regional management	3,800
Beijing, China	Coach Greater China regional management	3,000
Shanghai, China	Kate Spade regional management	2,700
Milan, Italy	Stuart Weitzman corporate office	2,700
Lincoln, Rhode Island	Kate Spade regional management	2,500
Clark, Philippines	Coach sourcing and quality control	2,400

(1)	Represents a Company-owned location.
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through 2032. The Company considers these properties to be in generally good condition, and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," and Item 6. "Selected Financial Data," for further information.

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, and litigation with present or former employees.
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
Although the Company's litigation as a defendant is routine and incidental to the conduct of Tapestry’s business, as well as for any business of its size, such litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or consolidated financial statements.
Tapestry has not entered into any transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. Accordingly, we have not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Tapestry, Inc.’s common stock is listed on the New York Stock Exchange and is traded under the symbol “TPR.” The following table sets forth, for the fiscal periods indicated, the high, low and closing prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Index.

	High	Low	Closing	Dividends Declared per Common Share
Fiscal 2018 Quarter ended:
September 30, 2017	$48.85	$39.11		$0.3375
December 30, 2017	45.28	38.70		0.3375
March 31, 2018	53.57	44.23		0.3375
June 30, 2018	55.50	43.54	46.71	0.3375

Fiscal 2017 Quarter ended:
October 1, 2016	$43.71	$34.55		$0.3375
December 31, 2016	38.86	34.07		0.3375
April 1, 2017	41.70	34.33		0.3375
July 1, 2017	47.76	38.47	$47.34	0.3375
As of August 3, 2018, there were 2,325 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2018, to be filed with the Securities and Exchange Commission (The “Proxy Statement”), is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the S&P 500 Stock Index and the “peer set" companies listed below over the five-fiscal-year period ending June 30, 2018, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on June 29, 2013 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and a peer set index tracking the peer group companies listed below, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.
During fiscal 2018, the Company established a new peer group consisting of:

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Michael Kors Holdings Limited
The Company's old peer group consisted of:

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Kate Spade & Company,

•	Abercrombie & Fitch Co., and

•	Michael Kors Holdings Limited
The Company removed Kate Spade & Company from the peer set due to our acquisition. Furthermore, Tapestry management selected the "revised peer set" on an industry/line-of-business basis and believes this updated set of companies represent good faith comparables based on their history, size, and business models in relation to Tapestry, Inc.

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
TPR	$100.00	$62.10	$67.47	$79.15	$95.17	$96.80
Revised Peer Set	$100.00	$126.45	$146.61	$136.88	$136.80	$190.10
Former Set	$100.00	$127.88	$146.25	$137.03	$136.15	$189.61
S&P 500	$100.00	$124.65	$136.33	$139.50	$164.11	$187.70

ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 2018 has been derived from the Company’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(5)
	June 30, 2018(1)	July 1, 2017	July 2, 2016(2)	June 27, 2015(3)	June 28, 2014(4)
	(millions, except per share data)
Consolidated Statements of Operations:
Net sales	$5,880.0	$4,488.3	$4,491.8	$4,191.6	$4,806.2
Gross profit	3,853.9	3,081.1	3,051.3	2,908.6	3,297.0
Selling, general and administrative ("SG&A") expenses	3,183.1	2,293.7	2,397.8	2,290.6	2,176.9
Operating income	670.8	787.4	653.5	618.0	1,120.1
Net income	397.5	591.0	460.5	402.4	781.3
Net income per share:
Basic	$1.39	$2.11	$1.66	$1.46	$2.81
Diluted	$1.38	$2.09	$1.65	$1.45	$2.79
Weighted-average basic shares outstanding	285.4	280.6	277.6	275.7	277.8
Weighted-average diluted shares outstanding	288.6	282.8	279.3	277.2	280.4
Dividends declared per common share	$1.350	$1.350	$1.350	$1.350	$1.350

Consolidated Percentage of Net Sales Data:
Gross margin	65.5%	68.6%	67.9%	69.4%	68.6%
SG&A expenses	54.1%	51.1%	53.4%	54.6%	45.3%
Operating margin	11.4%	17.5%	14.5%	14.7%	23.3%
Net income	6.8%	13.2%	10.3%	9.6%	16.3%

Consolidated Balance Sheet Data:
Working capital	$1,494.4	$3,199.5	$1,346.2	$1,671.8	$1,042.1
Total assets	6,678.3	5,831.6	4,892.7	4,666.9	3,663.1
Cash, cash equivalents and investments	1,250.0	3,158.7	1,878.0	1,931.8	1,353.1
Inventory	673.8	469.7	459.2	485.1	526.2
Total debt	1,600.6	1,579.5	876.2	890.4	140.5
Stockholders' equity	3,244.6	3,001.9	2,682.9	2,489.9	2,420.6

	Fiscal Year Ended
	June 30, 2018(1)	July 1, 2017	July 2, 2016(2)	June 27, 2015(3)	June 28, 2014(4)
Store Data:
Stores open at fiscal year-end:
Coach North America stores	402	419	432	462	539
Coach International stores	585	543	522	503	475
Kate Spade North America stores	200	—	—	—	—
Kate Spade International stores	142	—	—	—	—
Stuart Weitzman North America stores	68	69	64	46	—
Stuart Weitzman International stores	35	12	11	8	—
Total stores open at fiscal year-end	1,432	1,043	1,029	1,019	1,014

Store square footage at fiscal year-end:
Coach North America stores	1,835,543	1,884,204	1,892,146	1,917,851	2,042,717
Coach International stores	1,256,525	1,166,920	1,086,315	1,030,695	918,995
Kate Spade North America stores	495,121	—	—	—	—
Kate Spade International stores	171,754	—	—	—	—
Stuart Weitzman North America stores	117,869	117,944	105,264	81,877	—
Stuart Weitzman International stores	47,498	18,808	12,556	9,224	—
Total store square footage at fiscal year-end	3,924,310	3,187,876	3,096,281	3,039,647	2,961,712

Average store square footage at fiscal year-end:
Coach North America stores	4,566	4,497	4,380	4,151	3,790
Coach International stores	2,148	2,149	2,081	2,049	1,935
Kate Spade North America stores	2,476	—	—	—	—
Kate Spade International stores	1,210	—	—	—	—
Stuart Weitzman North America stores	1,733	1,709	1,645	1,780	—
Stuart Weitzman International stores	1,357	1,567	1,141	1,153	—

(1)
The Company acquired Kate Spade & Company in the first quarter of fiscal 2018 (which included the impact of an additional 180 stores in North America and 95 stores internationally). During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China (which included the impact of an additional 20 stores internationally), entered into an agreement to obtain operational control of the Kate Spade Joint Ventures (which included the impact of an additional 50 stores) and acquired designated assets of its Coach distributor in Australia and New Zealand (which included the impact of an additional 21 stores internationally).

(2)	The Company acquired the Stuart Weitzman Canada distributor in the fourth quarter of fiscal 2016 (which included the impact of an additional 14 retail stores in North America).

(3)	The Company acquired Stuart Weitzman Holdings LLC in the fourth quarter of fiscal 2015.

(4)	The Company acquired the remaining 50% interest in its Europe business for Coach from its former joint venture partner in the first quarter of fiscal 2014.

(5)
For all fiscal years presented below, the Company recorded certain items which affect the comparability of our results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2018, fiscal 2017 and fiscal 2016. During fiscal 2015, the Company recorded adjustments in cost of sales and SG&A expenses of $5.0 million and $140.9 million, respectively, related to accelerated depreciation and lease termination charges as a result of store updates and closures within North America and select international stores, organizational efficiency charges and charges related to the destruction of inventory. In fiscal 2015 the Company also recorded adjustments in cost of sales and SG&A expenses of $4.7 million and $19.9 million, respectively, related to the acquisition of Stuart Weitzman. During fiscal 2014, the Company recorded adjustments in cost of sales and SG&A expenses of $82.2 million and

$49.3 million, respectively, related to inventory and fleet related costs, including impairment, accelerated depreciation and severance related to store closures. The following table reconciles the Company's reported results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") to our adjusted results that exclude these items:

				Net Income
Fiscal 2018	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,853.9	$3,183.1	$670.8	$397.5	$1.38
Excluding Non-GAAP Adjustments	116.4	(204.7)	321.1	362.4	1.25
Adjusted: (Non-GAAP Basis)	$3,970.3	$2,978.4	$991.9	$759.9	$2.63

				Net Income
Fiscal 2017	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,081.1	$2,293.7	$787.4	$591.0	$2.09
Excluding Non-GAAP Adjustments	2.9	(22.3)	25.2	18.3	0.06
Adjusted: (Non-GAAP Basis)	$3,084.0	$2,271.4	$812.6	$609.3	$2.15

				Net Income
Fiscal 2016	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,051.3	$2,397.8	$653.5	$460.5	$1.65
Excluding Non-GAAP Adjustments	1.1	(122.0)	123.1	91.2	0.33
Adjusted: (Non-GAAP Basis)	$3,052.4	$2,275.8	$776.6	$551.7	$1.98

				Net Income
Fiscal 2015	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$2,908.6	$2,290.6	$618.0	$402.4	$1.45
Excluding Non-GAAP Adjustments	9.7	(160.8)	170.5	128.8	0.47
Adjusted: (Non-GAAP Basis)	$2,918.3	$2,129.8	$788.5	$531.2	$1.92

				Net Income
Fiscal 2014	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,297.0	$2,176.9	$1,120.1	$781.3	$2.79
Excluding Non-GAAP Adjustments	82.2	(49.3)	131.5	88.3	0.31
Adjusted: (Non-GAAP Basis)	$3,379.2	$2,127.6	$1,251.6	$869.6	$3.10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto, included elsewhere in this document. When used herein, the terms “the Company,” "Tapestry," “we,” “us” and “our” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Stuart Weitzman," "Kate Spade" or "kate spade new york" refer only to the referenced brand.
EXECUTIVE OVERVIEW
The fiscal years ended June 30, 2018 and July 1, 2017 were each 52-week periods, and the fiscal year ended July 2, 2016 was a 53-week period.
Tapestry is a leading New York-based house of modern luxury accessories and lifestyle brands. Tapestry is powered by optimism, innovation and inclusivity. Our brands are approachable and inviting and create joy every day for people around the world. Defined by quality, craftsmanship and creativity, the brands that make up our house give global audiences the opportunity for exploration and self-expression. Tapestry is comprised of the Coach, Kate Spade and Stuart Weitzman brands, all of which have been part of the American landscape for over 25 years.
Prior to fiscal 2018, the Company had three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018 and as a result of the Kate Spade acquisition, the Company aligned its reportable segments with the new structure of its business. As a result, the Company has three reportable segments:

•
Coach - Includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.

•
Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, to wholesale customers, through concession shop-in-shops and through independent third party distributors.

•
Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, to wholesale customers and through numerous independent third party distributors.

 Each of our brands is unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Our success does not depend solely on the performance of a single channel, geographic area or brand.
Fiscal 2019 Strategic Initiatives
The company is focused first and foremost on execution in fiscal 2019. The goal is to deliver strong revenue and operating income growth in fiscal 2019, while making the right strategic investments to support our long-term vision. Specifically, in fiscal 2019, the Company intends to:

•	Capture the full benefit of multi-brand structure and synergies

•	Fuel brand innovation by accelerating product newness across all brands

•	Drive global growth with an emphasis on the Chinese consumer

•	Advance our digital and data analytic capabilities
Recent Developments
Stuart Weitzman Production Challenges
During the third quarter of fiscal 2018, Stuart Weitzman results were negatively impacted by supply chain operational challenges including production delays, which caused lower than expected sales, as the brand was not prepared for the level of complexity and new development as it transitions to a new creative vision. The Company added infrastructure and capacity to support this vision with quality and on-time deliveries. The Company expects to experience some negative impacts through the Fall/Winter Season in fiscal 2019.
Impact of Tax Legislation
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the "Tax Legislation") was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S. federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income ("GILTI") of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax ("BEAT"),

(vi) implementing bonus depreciation that will allow for full expensing of qualified property, (vii) enacting a beneficial rate to be applied against Foreign Derived Intangible Income (“FDII”) and (viii) limiting deductibility of interest and executive compensation expense, among other changes. Notable changes include the following:

•
The Company expects to receive the full benefit of the rate reduction in fiscal 2019, as compared with the partial rate reduction during fiscal 2018 based on the pro-rated number of days the new rate applied in fiscal 2018. In the current year, the U.S federal statutory income tax rate was approximately 28%, which is expected to decline to 21% in fiscal 2019.

•
Foreign earnings that may exist after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the alternative BEAT and GILTI tax provisions which could increase the global effective tax rate. Conversely, Companies may be eligible for a reduced rate to the extent their earnings qualify as FDII, which would reduce their global effective tax rate. These tax provisions are expected to impact the Company in fiscal year 2019. Based on current facts and circumstances the Company believes that GILTI is the tax provision most likely to apply. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation. To the extent a company’s foreign operations are subject to GILTI and there is an existing outside basis difference in the Company’s foreign investments that exists within the reporting period, the Company may need to record a deferred tax liability for some portion of the anticipated additional tax resulting from future GILTI inclusions. Outside-basis difference is generally defined as the difference between an entity’s financial statement carrying amount and the tax basis of the parent’s investment in that entity’s stock. Outside basis differences typically arise from things such as the entity earning income, that has yet to be distributed to the parent company, or from purchase accounting adjustments not recognized for tax purposes. For companies subject to GILTI, the Financial Accounting Standards Board ("FASB") has indicated that companies are allowed to record tax associated with GILTI as a period cost in the period the earnings are included on the U.S. tax return. The Company has chosen to adopt this policy.

•
The Tax Legislation includes, what many believe, is an unintended consequence that results in certain leasehold improvements, being ineligible for bonus depreciation. The Company has estimated fiscal year 2018 depreciation expense based on how the law was drafted, with no consideration of the perceived legislative intent. The Company has estimated its capital expenditures by class to estimate depreciation expense for purposes of calculating the rate change adjustment of our deferred tax balance. If Tax Legislation for QIP is adjusted in fiscal 2019 or beyond, it will impact the rate change adjustment, which in turn will impact the Company’s estimated annual effective tax rate in the year the legislation is revised.

•
At this time, it is unknown whether certain states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all material aspects of its provision for income tax for the fiscal year ended June 30, 2018 are recorded based on recent guidance or its historical approach to state tax expense.

•
Other provisions of the new legislation that are not applicable to the Company until fiscal 2019 include, but are not limited to, the provisions limiting deductibility of interest and executive compensation expense. Based on current facts and circumstances, we do not anticipate the impact of these provisions to be material to the overall financial statements.

Integration and Acquisition Costs
During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with purchase price accounting adjustments, acquisition costs, inventory-related charges, contractual payments and organization-related expenses. The Company currently estimates that it will incur approximately $50-60 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, in fiscal 2019. Refer to Note 4, "Integration and Acquisition Costs," and "GAAP to Non-GAAP Reconciliation," herein, for further information.
Strategic Repositioning of Coach Brand in North America Department Stores
In the beginning of fiscal 2017, the Company implemented a deliberate and strategic decision to elevate Coach's positioning in the channel by limiting participation in promotional events and closing approximately 25% of its wholesale doors during fiscal 2017.
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan were recorded within SG&A expense. These charges were associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. The Company incurred charges life to date of $87.4 million. The plan was completed in fiscal 2018.
Refer to Note 5, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation," herein, for further information.
Transformation Plan
During the fourth quarter of fiscal 2014, the Company announced a multi-year strategic plan with the objective of transforming the Coach brand and reinvigorating growth (the "Transformation Plan"). Key operational and cost measures of the Transformation Plan included: (i) the investment in capital improvements in our stores and wholesale locations to drive comparable sales improvement; (ii) the optimization and streamlining of our organizational model as well as the closure of underperforming stores in North America, and select International stores; (iii) the realignment of inventory levels and mix to reflect our elevated product strategy and consumer preferences; (iv) the investment in incremental advertising costs to elevate consumer perception of the Coach brand, drive sales growth and promote our new strategy, which started in fiscal 2015; and (v) the significant scale-back of our promotional cadence in an increased global promotional environment, particularly within our outlet Internet sales site, which began in fiscal 2014. The Company's execution of these key operational and cost measures was concluded during fiscal 2016, and we believe that long-term growth will be realized through these transformational efforts over time.
Refer to Note 5, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation," herein, for further information.
Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
Global consumer retail traffic trends remain under pressure. This, along with other factors, has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. Further declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
After strong economic performance in calendar 2017 and the first half of 2018, including improvements in the labor market as well as modest growth in overall consumer spending, the U.S. economic outlook has improved and moderate economic growth is expected to continue in the next year. Several organizations that monitor the world’s economy, including the International Monetary Fund, observed economic strengthening across the majority of the globe recently and are projecting continued economic strengthening over the next year, but anticipate that the growth will be inconsistent among different markets. It is still, however, too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislation will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains due to political uncertainty and potential changes to international trade agreements. The Trump Administration recently announced that the U.S. is beginning the process to impose duties related to Chinese made imported products. Certain of the Company's offerings are included in this proposal, however the Company believes that there will be minimal impact given the diversity of its sourcing activities.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a "hard" Brexit would occur on March 29, 2019.
We will continue to monitor these trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
Furthermore, refer to Part I, Item 1 - "Business" for additional discussion on our expected store openings and closures within each of our segments. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, Item 1A - "Risk Factors".

FISCAL 2018 COMPARED TO FISCAL 2017
The following table summarizes results of operations for fiscal 2018 compared to fiscal 2017. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$5,880.0	100.0%	$4,488.3	100.0%	$1,391.7	31.0%
Gross profit	3,853.9	65.5	3,081.1	68.6	772.8	25.1
SG&A expenses	3,183.1	54.1	2,293.7	51.1	889.4	38.8
Operating income	670.8	11.4	787.4	17.5	(116.6)	(14.8)
Interest expense, net	74.0	1.3	28.4	0.6	45.6	160.8
Income before provision for income taxes	596.8	10.2	759.0	16.9	(162.2)	(21.4)
Provision for income taxes	199.3	3.4	168.0	3.7	31.3	18.6
Net income	397.5	6.8	591.0	13.2	(193.5)	(32.7)
Net income per share:
Basic	$1.39		$2.11		$(0.72)	(33.9)%
Diluted	$1.38		$2.09		$(0.71)	(34.1)%
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2018 and fiscal 2017 reflect the impact of the Operational Efficiency Plan, Integration and Acquisition costs and the impact of the new Tax Legislation in fiscal 2018, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Fiscal 2018 Items

	June 30, 2018
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,853.9	$—	$(116.4)	$—	$3,970.3
SG&A expenses	3,183.1	19.5	185.2	—	2,978.4
Operating income	670.8	(19.5)	(301.6)	—	991.9
Income before provision for income taxes	596.8	(19.5)	(301.6)	—	917.9
Provision for income taxes	199.3	(6.2)	(130.7)	178.2	158.0
Net income	397.5	(13.3)	(170.9)	(178.2)	759.9
Diluted net income per share	1.38	(0.05)	(0.58)	(0.62)	2.63
In fiscal 2018 the Company incurred charges as follows:

•
Operational Efficiency Plan - Total charges of $19.5 million primarily related to technology infrastructure costs. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information regarding this plan.

•
Integration & Acquisition - Total charges of $301.6 million, primarily attributable to the integration and acquisition of Kate Spade, and to a lesser extent the acquisition of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures. Provision for income taxes includes a one-time benefit of $40.7 million as a result of the reversal of certain valuation allowances that relate, in part, to the enactment of Tax Legislation. These charges include:

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
Refer to the "Executive Overview" herein and Note 4, "Integration & Acquisitions Costs," for more information.

•
Impact of Tax Legislation - Total charges of $178.2 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 14, "Income Taxes," for further information.

These actions taken together increased the Company's SG&A expenses by $204.7 million, cost of sales by $116.4 million and provision for income taxes by $41.3 million, negatively impacting net income by $362.4 million, or $1.25 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for fiscal 2018:

	June 30, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition(1)		(4.1)	(106.5)	(5.8)	—
Gross profit	$3,853.9	$(4.1)	$(106.5)	$(5.8)	$—	$3,970.3

SG&A
Integration & Acquisition(1)		0.5	113.7	7.8	63.2
Operational Efficiency Plan		—	—	—	19.5
SG&A	$3,183.1	$0.5	$113.7	$7.8	$82.7	$2,978.4

Operating income	$670.8	$(4.6)	$(220.2)	$(13.6)	$(82.7)	$991.9

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

Fiscal 2017 Items

	July 1, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,081.1	$—	$(2.9)	$3,084.0
SG&A expenses	2,293.7	24.0	(1.7)	2,271.4
Operating income	787.4	(24.0)	(1.2)	812.6
Income before provision for income taxes	759.0	(24.0)	(10.7)	793.7
Provision for income taxes	168.0	(8.3)	(8.1)	184.4
Net income	591.0	(15.7)	(2.6)	609.3
Diluted net income per share	2.09	(0.05)	(0.01)	2.15
In fiscal 2017 the Company incurred adjustments as follows:

•	Operational Efficiency Plan - Total charges of $24.0 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs.

•
Integration & Acquisition - Total charges of $10.7 million, related to $29.0 million of Stuart Weitzman integration-related costs, which were more than offset by the reversal of a $35.2 million accrual related to estimated contingent purchase price payments which were not paid, and $16.9 million of Kate Spade integration-related costs.

These actions taken together increased the Company's SG&A expenses by $22.3 million, interest expense by $9.5 million and cost of sales by $2.9 million, negatively impacting net income by $18.3 million, or $0.06 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for fiscal 2017:

	July 1, 2017
	GAAP Basis (As Reported)	Coach	Stuart Weitzman	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	(2.9)	—
Gross profit	$3,081.1	$—	$(2.9)	$—	$3,084.0

SG&A
Integration & Acquisition		—	17.7	(19.4)
Operational Efficiency Plan		—	—	24.0
SG&A	$2,293.7	$—	$17.7	$4.6	$2,271.4

Operating income	$787.4	$—	$(20.6)	$(4.6)	$812.6

(1)	The Company incurred $9.5 million related to bridge financing fees recorded in interest expense within Corporate, which is not included in the above table.
Tapestry, Inc. Summary - Fiscal 2018
Currency Fluctuation Effects
The change in net sales in fiscal 2018 compared to fiscal 2017 has been presented both including and excluding currency fluctuation effects.

Net Sales
Net sales in fiscal 2018 increased 31.0% or $1.39 billion to $5.88 billion, primarily due to the Kate Spade acquisition as well as increased revenues from Coach. Excluding the effects of foreign currency, net sales increased by 29.6% or $1.33 billion.
Gross Profit
Gross profit increased 25.1% or $772.8 million to $3.85 billion in fiscal 2018 from $3.08 billion in fiscal 2017. Gross margin for fiscal 2018 was 65.5% as compared to 68.6% in fiscal 2017. Excluding Non-GAAP charges of $116.4 million in fiscal 2018 and $2.9 million in fiscal 2017, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 28.7% or $886.3 million to $3.97 billion in fiscal 2018, and gross margin decreased to 67.5% in fiscal 2018 from 68.7% in fiscal 2017. This increase in gross profit is primarily driven by the acquisition of Kate Spade of $817.6 million and increases in Coach of $80.6 million, partially offset by decreases in Stuart Weitzman of $11.9 million.
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
SG&A expenses increased 38.8% or $889.4 million to $3.18 billion in fiscal 2018 as compared to $2.29 billion in fiscal 2017. As a percentage of net sales, SG&A expenses increased to 54.1% during fiscal 2018 as compared to 51.1% during fiscal 2017. Excluding non-GAAP charges of $204.7 million in fiscal 2018 and $22.3 million in fiscal 2017, SG&A expenses increased 31.1% or $707.0 million from fiscal 2017; and SG&A expenses as a percentage of net sales remained relatively consistent at 50.7% in fiscal 2018 compared to 50.6% in fiscal 2017. This increase is primarily due to the acquisition of Kate Spade of $659.3 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 30.2% or $80.8 million to $348.9 million in fiscal 2018 as compared to $268.1 million in fiscal 2017. Excluding non-GAAP charges of $82.7 million and $4.6 million in fiscal 2018 and fiscal 2017, respectively, SG&A expenses increased 1.1% or $2.7 million to $266.2 million in fiscal 2018 as compared to $263.5 million in fiscal 2017.
Operating Income
Operating income decreased 14.8% or $116.6 million to $670.8 million during fiscal 2018 as compared to $787.4 million in fiscal 2017. Operating margin was 11.4% in fiscal 2018 as compared to 17.5% in fiscal 2017. Excluding non-GAAP charges of $321.1 million in fiscal 2018 and $25.2 million in fiscal 2017, operating income increased 22.1% or $179.3 million to $991.9 million from $812.6 million in fiscal 2017; and operating margin was 16.9% in fiscal 2018 as compared to 18.1% in fiscal 2017. This increase in operating income is primarily driven by the acquisition of Kate Spade of $158.3 million and increases in Coach of $48.8 million.
Interest Expense, net
Interest expense, net totaled $74.0 million in fiscal 2018 as compared to $28.4 million in fiscal 2017, which included $9.5 million related to bridge financing fees. The increase in interest expense, net is due to the Company's debt borrowings that occurred to finance the Kate Spade acquisition. Refer to Note 11, "Debt," for further information.
Provision for Income Taxes
The effective tax rate was 33.4% in fiscal 2018 as compared to 22.1% in fiscal 2017. Excluding non-GAAP charges, the effective tax rate was 17.2% in fiscal 2018 as compared to 23.2% in fiscal 2017. The decrease in our effective tax rate was primarily attributable to the Tax Legislation, which lowered the U.S. federal statutory income tax, the adoption of ASU No. 2016-09 and the geographic mix of earnings.
Net Income
Net income decreased 32.7% or $193.5 million to $397.5 million in fiscal 2018 as compared to $591.0 million in fiscal 2017. Excluding non-GAAP charges, net income increased 24.7% or $150.6 million to $759.9 million in fiscal 2018 from $609.3 million in fiscal 2017. This increase was primarily due to higher operating income, as well as a decrease in the provision for income taxes.
Net Income per Share
Net income per diluted share decreased 34.1% to $1.38 in fiscal 2018 as compared to $2.09 in fiscal 2017. Excluding non-GAAP charges, net income per diluted share increased 22.3% or $0.48 to $2.63 in fiscal 2018 from $2.15 in fiscal 2017, due to higher net income partially offset by an increase in shares outstanding.

Segment Performance - Fiscal 2018
Coach

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,221.5	100.0%	$4,114.7	100.0%	$106.8	2.6%
Gross profit	2,931.5	69.4	2,855.0	69.4	76.5	2.7
SG&A expenses	1,847.3	43.8	1,815.0	44.1	32.3	1.8
Operating income	1,084.2	25.7	1,040.0	25.3	44.2	4.3
Coach Net Sales increased 2.6% or $106.8 million to $4.22 billion in fiscal 2018. Excluding the favorable impact of foreign currency, net sales increased 1.6% or $63.8 million. This increase was due to an increase in comparable store sales of $51.0 million or 1.5% compared to fiscal 2017. Excluding the impact of the Internet, comparable store sales increased 0.8%. This increase in comparable store sales is primarily led by increases in North America, Japan and Greater China, primarily due to conversion. These increases were partially offset by decreases in other parts of Asia, excluding Japan and Greater China. Net sales attributable to non-comparable stores increased by $43.5 million primarily driven by new stores in Greater China and Europe, partially offset by declines in non-comparable stores in North America due to store closures. These increases were partially offset by lower licensing revenues due to the expiration of the footwear license at the end of fiscal 2017 and bringing this business in-house.
Coach Gross Profit increased 2.7% or $76.5 million to $2.93 billion in fiscal 2018 from $2.86 billion in fiscal 2017. Gross margin remained flat at 69.4% in fiscal 2018 as compared to fiscal 2017. Excluding non-GAAP charges of $4.1 million in fiscal 2018, Coach gross profit increased 2.8% or $80.6 million and gross margin increased 10 basis points to 69.5% in fiscal 2018 from 69.4% in fiscal 2017 on a non-GAAP basis. Gross margin in fiscal 2018 was not materially impacted by foreign currency. Excluding the impact of foreign currency in both periods, gross margin increased 20 basis points. The increase in gross margin was primarily due to favorable channel mix, partially offset by promotional activity.
Coach SG&A expenses increased 1.8% or $32.3 million to $1.85 billion in fiscal 2018 as compared to $1.82 billion in fiscal 2017. As a percentage of net sales, SG&A expenses decreased to 43.8% in fiscal 2018 as compared to 44.1% in fiscal 2017. Excluding non-GAAP charges of $0.5 million in fiscal 2018, SG&A expenses increased 1.7% or $31.8 million. The $31.8 million increase is primarily due to higher store-related costs in Europe and Greater China associated with new store openings, partially offset by lower store-related costs in North America.
Coach Operating Income increased 4.3% or $44.2 million to $1.08 billion in fiscal 2018, resulting in an operating margin of 25.7%, as compared to $1.04 billion and 25.3%, respectively in fiscal 2017. Excluding non-GAAP charges, Coach operating income increased 4.7% or $48.8 million to $1.09 billion from $1.04 billion in fiscal 2017; and operating margin was 25.8% in fiscal 2018 as compared to 25.3% in fiscal 2017. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Kate Spade

	Fiscal Year Ended
	June 30, 2018(1)		July 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,284.7	100.0%	$—	—%	NM	NM
Gross profit	711.1	55.4	—	—	NM	NM
SG&A expenses	773.0	60.2	—	—	NM	NM
Operating loss	(61.9)	(4.8)	—	—	NM	NM

NM - Not meaningful

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

Kate Spade Net Sales totaled $1.28 billion in fiscal 2018. Comparable store sales for the period declined 7.2% primarily due to the strategic pullback in Internet flash sales. Excluding the impact of the Internet business, comparable store sales declined 2.5%.
Kate Spade Gross Profit totaled $711.1 million in fiscal 2018, resulting in a gross margin of 55.4%. Excluding non-GAAP charges of $106.5 million, gross profit totaled $817.6 million, resulting in a gross margin of 63.6%.
Kate Spade SG&A Expenses totaled $773.0 million in fiscal 2018. As a percentage of net sales, SG&A expenses were 60.2% during fiscal 2018. Excluding non-GAAP charges of $113.7 million, SG&A expenses were $659.3 million, or 51.3% of sales.
Kate Spade Operating Loss totaled $61.9 million in fiscal 2018, resulting in an operating margin of (4.8)%. Excluding non-GAAP charges, Kate Spade operating income totaled $158.3 million, resulting in an operating margin of 12.3%.
Stuart Weitzman

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$373.8	100.0%	$373.6	100.0%	$0.2	—%
Gross profit	211.3	56.5	226.1	60.5	(14.8)	(6.5)
SG&A expenses	213.9	57.2	210.6	56.4	3.3	1.6
Operating (loss) income	(2.6)	(0.7)	15.5	4.2	(18.1)	NM

NM - Not meaningful
Stuart Weitzman Net Sales increased slightly by $0.2 million to $373.8 million in fiscal 2018. Excluding the favorable impact of foreign currency, net sales decreased 1.6% or $5.9 million. This decrease was primarily due to a $20.3 million decrease in wholesale sales primarily due to lower shipments. This was partially offset by higher sales in the retail business of $15.5 million, primarily due to the direct ownership of the Northern China distributor and the impact of net store openings, partially offset by lower comparable store sales.
Stuart Weitzman Gross Profit decreased 6.5% or $14.8 million to $211.3 million in fiscal 2018 from $226.1 million in fiscal 2017. Gross margin decreased 400 basis points to 56.5% in fiscal 2018 from 60.5% in fiscal 2017. Excluding non-GAAP charges of $5.8 million in fiscal 2018 and $2.9 million in fiscal 2017, Stuart Weitzman gross profit decreased 5.2% or $11.9 million to $217.1 million from $229.0 million in fiscal 2017, and gross margin decreased 320 basis points to 58.1% in fiscal 2018 from 61.3% in fiscal 2017. The year over year change in gross margin was negatively impacted by foreign currency rates by 150 basis points, primarily due to the Euro. Excluding the impact of foreign currency, there was a decrease in gross margin of 170 basis points primarily due to lower wholesale margins and the impact of promotional activity.
Stuart Weitzman SG&A Expenses increased 1.6% or $3.3 million to $213.9 million in fiscal 2018 as compared to $210.6 million in fiscal 2017. As a percentage of net sales, SG&A expenses increased to 57.2% in fiscal 2018 as compared to 56.4% in fiscal 2017. Excluding non-GAAP charges of $7.8 million in fiscal 2018 and $17.7 million in fiscal 2017, SG&A expenses increased 6.8% or $13.2 million to $206.1 million in fiscal 2018; and SG&A expenses as a percentage of net sales increased to 55.1% in fiscal 2018 from 51.6% in fiscal 2017. This increase is primarily due to the direct ownership of the Northern China distributor, timing of marketing expenses and increased store-related costs partially offset by reduced employee-related costs.
Stuart Weitzman Operating Income decreased $18.1 million to an operating loss of $2.6 million in fiscal 2018, resulting in an operating margin of (0.7)%, as compared to an operating income of $15.5 million and operating margin of 4.2% in fiscal 2017. Excluding non-GAAP charges, Stuart Weitzman operating income decreased 69.2% or $25.1 million to $11.0 million from $36.1 million in fiscal 2017; and operating margin was 3.0% in fiscal 2018 as compared to 9.7% in fiscal 2017. The decrease in operating income was due to a decrease in gross profit and higher SG&A expenses.

FISCAL 2017 COMPARED TO FISCAL 2016
The following table summarizes results of operations for fiscal 2017 compared to fiscal 2016. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

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
Fiscal 2017 Items

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
In fiscal 2017, the Company incurred pre-tax adjustments as follows:

•	Operational Efficiency Plan - Total charges of $24.0 million primarily related to organizational efficiency costs, technology infrastructure costs and, to a lesser extent, network optimization costs.

•
Stuart Weitzman Acquisition-Related Costs - Total income of $6.2 million, primarily attributable to the reversal of an accrual of $35.2 million related to estimated contingent purchase price payments which were not paid, offset by integration-related costs.

•
Kate Spade Acquisition-Related Costs - Total charges of $16.9 million, of which $9.5 million is related to bridge financing fees and recorded in interest expense and $7.4 million is related to professional fees.

These actions taken together increased the Company's SG&A expenses by $22.3 million, interest expense by $9.5 million and cost of sales by $2.9 million, negatively impacting net income by $18.3 million, or $0.06 per diluted share. The following table summarizes GAAP to Non-GAAP charges by reportable segment through operating income for fiscal 2017:

	July 1, 2017
	GAAP Basis (As Reported)	Coach	Stuart Weitzman	Corporate(1)	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Stuart Weitzman Acquisition-Related Costs		—	(2.9)	—
Gross profit	$3,081.1	$—	$(2.9)	$—	$3,084.0

SG&A
Stuart Weitzman Acquisition-Related Costs		—	17.7	(26.8)
Kate Spade Acquisition-Related Costs		—	—	7.4
Operational Efficiency Plan		—	—	24.0
SG&A	$2,293.7	$—	$17.7	$4.6	$2,271.4

Operating income	$787.4	$—	$(20.6)	$(4.6)	$812.6

(1)	The Company incurred $9.5 million related to bridge financing fees recorded in interest expense within Corporate, which is not included in the above table.
Fiscal 2016 Items

	July 2, 2016
	GAAP Basis (As Reported)	Transformation and Other Actions	Operational Efficiency Plan	Stuart Weitzman Acquisition-Related Costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,051.3	$—	$—	$(1.1)	$3,052.4
SG&A expenses	2,397.8	44.1	43.9	34.0	2,275.8
Operating income	653.5	(44.1)	(43.9)	(35.1)	776.6
Income before provision for income taxes	626.6	(44.1)	(43.9)	(35.1)	749.7
Provision for income taxes	166.1	(10.7)	(10.3)	(10.9)	198.0
Net income	460.5	(33.4)	(33.6)	(24.2)	551.7
Diluted net income per share	1.65	(0.12)	(0.12)	(0.09)	1.98
In fiscal 2016, the Company incurred pre-tax charges as follows:

•
Transformation and Other Actions - Total charges of $44.1 million primarily due to organizational efficiency costs, lease termination charges and accelerated depreciation as a result of store renovations within North America and select international stores.

•	Operational Efficiency Plan - Total charges of $43.9 million primarily related to organizational efficiency costs and, to a lesser extent, network optimization costs.

•
Stuart Weitzman Acquisition-Related Costs - Total charges of $35.1 million related to the acquisition of Stuart Weitzman Holdings LLC, of which $27.6 million is primarily related to charges attributable to contingent payments and integration-related activities and $7.5 million is related to the limited life impact of purchase accounting, primarily due to the amortization of the fair value of the order backlog asset, distributor relationships and inventory step-up.

These actions taken together increased the Company's SG&A expenses by $122.0 million and cost of sales by $1.1 million, negatively impacting net income by $91.2 million, or $0.33 per diluted share. The following table summarizes GAAP to Non-GAAP charges by reportable segment through operating income for fiscal 2016:

	July 2, 2016
	GAAP Basis (As Reported)	Coach	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
COGS
Integration & Acquisition		—	(1.1)	—
Gross profit	$3,051.3	$—	$(1.1)	$—	$3,052.4

SG&A
Transformation and Other Actions		—	—	44.1
Stuart Weitzman Acquisition-Related Costs		—	14.6	19.4
Operational Efficiency Plan		—	—	43.9
SG&A	$2,397.8	$—	$14.6	$107.4	$2,275.8

Operating income	$653.5	$—	$(15.7)	$(107.4)	$776.6
Tapestry, Inc. Summary - Fiscal 2017
Currency Fluctuation Effects
The change in net sales in fiscal 2017 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in fiscal 2017 decreased slightly by 0.1% to $4.49 billion, with no material impact from foreign currency. Net sales in fiscal 2016 includes the favorable impact of the 53rd week in fiscal 2016, which resulted in incremental net sales of $84.4 million. Excluding the impact of the 53rd week in fiscal 2016, net sales increased by $80.9 million or 1.8%. This was due to an increase in both Coach and Stuart Weitzman.
Gross Profit
Gross profit increased 1.0% or $29.8 million to $3.08 billion in fiscal 2017 from $3.05 billion in fiscal 2016. Gross margin for fiscal 2017 was 68.6% as compared to 67.9% in fiscal 2016. Excluding Non-GAAP charges of $2.9 million in fiscal 2017 and $1.1 million in fiscal 2016, gross profit increased 1.0% or $31.6 million to $3.08 billion from $3.05 billion in fiscal 2016, and gross margin was 68.7% in fiscal 2017 as compared to 68.0% in fiscal 2016, an increase of 70 basis points.
Selling, General and Administrative Expenses
SG&A expenses decreased 4.3% or $104.1 million to $2.29 billion in fiscal 2017 as compared to $2.40 billion in fiscal 2016. As a percentage of net sales, SG&A expenses decreased to 51.1% during fiscal 2017 as compared to 53.4% during fiscal 2016. Excluding non-GAAP charges of $22.3 million in fiscal 2017 and $122.0 million in fiscal 2016, SG&A expenses decreased 0.2% or $4.4 million from fiscal 2016; and SG&A expenses as a percentage of net sales remained relatively consistent at 50.6% in fiscal 2017 compared to 50.7% in fiscal 2016.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 33.6% or $135.3 million to $268.1 million in fiscal 2017 as compared to $403.4 million in fiscal 2016. This decrease was primarily attributable due to lower non-GAAP charges incurred by the Company in fiscal 2017 as compared to fiscal 2016. Excluding non-GAAP charges, Corporate expenses decreased by $32.5 million to $263.5 million. This decrease is primarily due to lower employee costs related to headcount and litigation costs, partially offset by higher occupancy costs.
Operating Income
Operating income increased 20.5% or $133.9 million to $787.4 million during fiscal 2017 as compared to $653.5 million in fiscal 2016. Operating margin increased to 17.5% as compared to 14.5% in fiscal 2016. Excluding non-GAAP charges of $25.2 million in fiscal 2017 and $123.1 million in fiscal 2016, operating income increased 4.6% or $36.0 million to $812.6 million from $776.6 million in fiscal 2016; and operating margin was 18.1% in fiscal 2017 as compared to 17.3% in fiscal 2016.

Provision for Income Taxes
The effective tax rate was 22.1% in fiscal 2017, as compared to 26.5% in fiscal 2016. Excluding non-GAAP charges, the effective tax rate was 23.2% in fiscal 2017, as compared to 26.4% in fiscal 2016. The decrease in our effective tax rate was primarily attributable to the geographical mix of earnings and the U.S. income earned on foreign investments.
Net Income
Net income increased 28.3% or $130.5 to $591.0 million in fiscal 2017 as compared to $460.5 million in fiscal 2016. Excluding non-GAAP charges, net income increased 10.4% or $57.5 million to $609.3 million in fiscal 2017 from $551.7 million in fiscal 2016. This increase was primarily due to higher operating income.
Earnings per Share
Net income per diluted share increased 26.7% to $2.09 in fiscal 2017 as compared to $1.65 in fiscal 2016. Excluding non-GAAP charges, net income per diluted share increased 9.1% or $0.17 to $2.15 in fiscal 2017 from $1.98 in fiscal 2016, due to higher net income. The impact of the 53rd week in fiscal 2016 contributed approximately $0.07 to net income per diluted share.
Segment Performance - Fiscal 2017
Coach

	Fiscal Year Ended
	July 1, 2017		July 2, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,114.7	100.0%	$4,147.1	100.0%	$(32.4)	(0.8)%
Gross profit	2,855.0	69.4	2,848.9	68.7	6.1	0.2
SG&A expenses	1,815.0	44.1	1,824.5	44.0	(9.5)	(0.5)
Operating income	1,040.0	25.3	1,024.4	24.7	15.6	1.5
Coach Net Sales decreased 0.8% or $32.4 million to $4.11 billion in fiscal 2017. Net sales for the Coach brand was not materially impacted by foreign currency. Excluding the impact of the 53rd week in fiscal 2016 of $77.0 million, net sales increased $44.6 million or 1.1% in fiscal 2017. This increase was due to an increase in comparable store sales of $44.1 million or 1.2% when comparing to fiscal 2016, which was driven by higher conversion. Excluding the impact of the Internet, comparable store sales increased 1.5%. Net sales attributable to non-comparable stores increased by $29.5 million primarily driven by new stores in Greater China and Europe. These increases were offset by lower sales to wholesale customers of $41.6 million due to the Company's strategic decision to elevate the Coach's brand positioning in the channel, specifically in North America, by limiting participation in promotional events and closing approximately 25% of its wholesale doors by the end of fiscal 2017.
Coach Gross Profit increased 0.2% or $6.1 million to $2.86 billion in fiscal 2017. Excluding the 53rd week in fiscal 2016, gross profit increased by $55.1 million. Gross margin increased 70 basis points to 69.4% in fiscal 2017 from 68.7% in fiscal 2016, which was not materially impacted by the year over year change in foreign currency rates. This increase was due to improved costing and product mix which was offset by promotional activity.
Coach SG&A Expenses remained relatively consistent with a slight decrease of 0.5% or $9.5 million to $1.82 billion in fiscal 2017. As a percentage of net sales, SG&A expenses increased to 44.1% in fiscal 2017 as compared to 44.0% in fiscal 2016.
Coach Operating Income increased 1.5% or $15.6 million to $1.04 billion in fiscal 2017 reflecting lower SG&A expenses of $9.5 million coupled with an increase in gross profit of $6.1 million. Operating margin increased 60 basis points to 25.3% in fiscal 2017 from 24.7% during the same period in the prior year.

Stuart Weitzman

	Fiscal Year Ended
	July 1, 2017		July 2, 2016		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$373.6	100.0%	$344.7	100.0%	$28.9	8.4%
Gross profit	226.1	60.5	202.4	58.7	23.7	11.7
SG&A expenses	210.6	56.4	169.9	49.3	40.7	24.0
Operating income (loss)	15.5	4.2	32.5	9.4	(17.0)	(52.2)
Stuart Weitzman Net Sales increased 8.4% or $28.9 million to $373.6 million in fiscal 2017, which was not materially impacted by changes in foreign currency. Fiscal 2016 included net sales of $7.4 million as a result of the 53rd week. This increase was primarily due to $35.2 million in the retail channel due to the acquisition of the Stuart Weitzman Canadian distributor in the fourth quarter of fiscal 2016, positive comparable store sales and net store openings. This was partially offset by lower wholesale net sales of $7.0 million. Prior year wholesale net sales included shipments into the Canadian distributor. Since the end of the fiscal 2016, Stuart Weitzman opened a net 6 new stores.
Stuart Weitzman Gross Profit increased 11.7% or $23.7 million to $226.1 million in fiscal 2017. Gross profit in the 53rd week of fiscal 2016 was $4.0 million. Gross margin increased 180 basis points to 60.5% in fiscal 2017 from 58.7% in fiscal 2016. Excluding non-GAAP charges of $2.9 million in fiscal 2017 and $1.1 million in fiscal 2016, gross profit increased 12.5% or $25.5 million to $229.0 million, resulting in a gross margin of 61.3% in fiscal 2017 as compared to 59.1% in fiscal 2016. The increase in gross margin is primarily attributable to a shift in channel mix.
Stuart Weitzman SG&A Expenses increased 24.0% or $40.7 million to $210.6 million in fiscal 2017. As a percentage of net sales, SG&A expenses increased to 56.4% in fiscal 2017 as compared to 49.3% in fiscal 2016. Excluding non-GAAP charges of $17.7 million in fiscal 2017 and $14.6 million in fiscal 2016, SG&A expenses increased 24.3% or $37.6 million to $192.9 million; and SG&A expenses as a percentage of net sales increased to 51.6% in fiscal 2017 compared to 45.0% in fiscal 2016. This increase is due to increased investments in stores and increased marketing expenses.
Stuart Weitzman Operating Income decreased $17.0 million to $15.5 million in fiscal 2017, resulting in an operating margin of 4.2%, compared to an operating income of $32.5 million and operating margin of 9.4% in fiscal 2016. Excluding non-GAAP charges as discussed in the "GAAP to Non-GAAP Reconciliation" herein, which reflect acquisition and integration-related costs, Stuart Weitzman operating income totaled $36.1 million in fiscal 2017, resulting in an operating margin of 9.7%. This compared to Stuart Weitzman operating income of $48.2 million in fiscal 2016, resulting in an operating margin of 14.0%.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in fiscal 2018, fiscal 2017 and fiscal 2016 reflect certain items, including the impact of Integration and Acquisition costs for acquired companies by Tapestry, the Operational Efficiency Plan, the impact of the Tax Legislation enacted in the second quarter of fiscal 2018 and the Transformation Plan. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Comparable store sales, which is a non-GAAP measure, reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. In certain instances, orders placed via the Internet are fulfilled by a physical store; such sales are recorded by the physical store. The Company excludes new locations, including newly acquired stores, from the comparable store base for the first twelve months of operation. Comparable store sales have not been adjusted for store expansions. Kate Spade comparable store sales have been calculated using this methodology by comparing current period sales to sales during the equivalent pre-acquisition period.
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
The Company operates on a global basis and reports financial results in U.S. dollars in accordance with GAAP. Fluctuations in foreign currency exchange rates can affect the amounts reported by the Company in U.S. dollars with respect to its foreign revenues and profit. Accordingly, certain increases and decreases in operating results for the Company, the Coach segment and the Stuart Weitzman segment have been presented both including and excluding currency fluctuation effects. These effects occur from translating foreign-denominated amounts into U.S. dollars and comparing to the same period in the prior fiscal year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. The Company calculates constant currency revenue results by translating current period revenue in local currency using the prior year period's monthly average currency conversion rate.
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
For a detailed discussion on these non-GAAP measures, refer to Item 6. "Selected Financial Data," and the Results of Operations section within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein.

FINANCIAL CONDITION
Cash Flows - Fiscal 2018 Compared to Fiscal 2017

	Fiscal Year Ended
	July 1, 2018	July 1, 2017	Change
	(millions)
Net cash provided by operating activities	$996.7	$853.8	$142.9
Net cash (used in) provided by investing activities	(2,164.8)	593.0	(2,757.8)
Net cash (used in) provided by financing activities	(249.9)	369.5	(619.4)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	(2.4)	(9.1)
Net (decrease) increase in cash and cash equivalents	$(1,429.5)	$1,813.9	$(3,243.4)
The Company’s cash and cash equivalents decreased by $1.43 billion in fiscal 2018 compared to an increase of $1.81 billion in fiscal 2017, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $142.9 million primarily due to changes in operating assets and liabilities of $265.7 million and lower non-cash charges of $70.7 million, partially offset by lower net income of $193.5 million.
The $265.7 million increase in changes in our operating asset and liability balances was primarily driven by changes in other liabilities, inventories, accrued liabilities and other assets, partially offset by changes in accounts payable, as follows:

•
Other liabilities changed by $211.1 million. They were a source of cash of $157.7 million in fiscal 2018 compared to a use of cash of $53.4 million in fiscal 2017, primarily driven by an increase in the Company's long-term income tax payable as a result of the Transition Tax.

•
Inventories changed by $50.4 million. They were a source of cash of $30.4 million in fiscal 2018 as compared to a use of cash of $20.0 million in fiscal 2017, primarily driven by Kate Spade inventory balances as a result of heightened focus on inventory management.

•
Accrued liabilities changed by $33.2 million. They were a use of cash of $16.9 million in fiscal 2018 as compared to a use of cash of $50.1 million in fiscal 2017, primarily driven by the timing of employee-related costs.

•
Other assets changed by $32.9 million. They were a source of cash of $80.9 million in fiscal 2018 as compared to a source of cash of $48.0 million in fiscal 2017, primarily driven by timing of income tax payments.

•
Accounts payable changed by $85.7 million. They were a use of cash of $77.3 million in fiscal 2018 as compared to a source of cash in fiscal 2017 of $8.4 million, primarily driven by the timing of Kate Spade and Coach inventory payments.

Net cash (used in) provided by investing activities
Net cash used in investing activities was $2.16 billion in fiscal 2018 compared to a source of cash of $593.0 million in fiscal 2017, resulting in a $2.76 billion increase in net cash used in investing activities.
The $2.16 billion use of cash in fiscal 2018 is primarily due to the $2.38 billion purchase of Kate Spade and other acquisitions, net of cash acquired, and capital expenditures of $267.4 million. This use of cash was partially offset by net cash proceeds from maturities and sales of investments of $478.4 million.
The $593.0 million source of cash in fiscal 2017 primarily consisted of proceeds from the sale of the Company's equity method investment in Hudson Yards of $680.6 million, the sale of our prior headquarters of $126.0 million and net proceeds from maturities and sales of investments of $67.7 million in fiscal 2017, which was partially offset by capital expenditures of $283.1 million.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $249.9 million in fiscal 2018 as compared to a source of cash of $369.5 million in fiscal 2017, resulting in a net decrease in cash of $619.4 million.
The $249.9 million of cash used in fiscal 2018 was primarily due to dividend payments of $384.1 million which were partially offset by proceeds from share-based awards of $165.7 million. The Company also borrowed and repaid debt of $1.10 billion within the fiscal year.
The $369.5 million of cash proceeds in fiscal 2017 was primarily due the net proceeds from the issuance of debt of $712.2 million, partially offset by dividend payments of $378.0 million.

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

Working Capital and Capital Expenditures
As of June 30, 2018, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,243.4	$—	$1,243.4
Short-term investments(1)	6.6	—	6.6
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,750.0	$1,600.0	$2,150.0

(1)
As of June 30, 2018, approximately 73% of our cash and short-term investments were held outside the United States. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. In fiscal 2018, we have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. See Note 14, "Income Taxes" for more information.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility" and collectively with the Term Loan Facilities, the "Facility"). Borrowings under the Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility at fiscal year-end. Refer to Note 11, "Debt," for further information on our existing debt instruments.

(3)
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company's ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company's assets. As of June 30, 2018, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.

We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of June 30, 2018, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 13%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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

We expect total capital expenditures to be in the range of $300 to $325 million in fiscal 2019. Future events, such as acquisitions or joint ventures, and other similar transactions may require additional capital. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, dividend payments and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
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
Contractual and Other Obligations
Firm Commitments
As of June 30, 2018, the Company's contractual obligations are as follows:

	Total	Fiscal 2019	Fiscal 2020 – 2021	Fiscal 2022 – 2023	Fiscal 2024 and Beyond
	(millions)
Capital expenditure commitments	$21.5	$21.5	$—	$—	$—
Inventory purchase obligations	342.8	342.8	—	—	—
Operating lease obligations	2,768.3	384.8	643.8	528.6	1,211.1
Capital lease obligations	9.7	1.4	2.8	2.8	2.7
Debt repayment	1,611.4	—	11.4	400.0	1,200.0
Interest on outstanding debt	468.6	62.7	125.1	118.5	162.3
Mandatory transition tax payments(1)	266.0	43.6	42.4	60.9	119.1
Other	31.0	14.2	16.0	0.8	—
Total	$5,519.3	$871.0	$841.5	$1,111.6	$2,695.2

(1)
Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. These amounts represent the Company's best estimate as of June 30, 2018, but may change based on refinements to the calculation. Refer to Note 14, "Income Taxes," for further information.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $75.6 million as of June 30, 2018, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at June 30, 2018 as these items will be paid within one year, certain long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plan.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees of $35.1 million as of June 30, 2018, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through 2039.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 12, "Commitments and Contingencies," for further information.

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
Retail store and concession-based shop-in-shop revenues are recognized at the point-of-sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and internet revenues are also reduced by an estimate for returns at the time of sale.
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
At June 30, 2018, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or market. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 30, 2018, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. We may utilize independent third-party valuation firms to assist in making these fair value determinations. If goodwill is identified based upon the valuation of an acquired business, the goodwill is assigned to the reporting units which will benefit from the synergies that result from the business combination and reported within the segment that such reporting units comprise. Refer to Note 3, "Acquisitions," for detailed disclosures related to our acquisitions.

Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including brand intangible assets, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, and along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the multi-period excess earnings method, respectively, with consideration of market comparisons. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
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
Determination of the fair value of a reporting unit and intangible asset is based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions, which may include projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2018, fiscal 2017 or fiscal 2016 as the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The Company determined that there was no impairment in fiscal 2018 as the fair values of the Kate Spade brand reporting unit and indefinite-lived brand significantly exceeded their respective carrying values. Furthermore, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 15% and 90%, respectively. Several factors could impact the Stuart Weitzman brand's ability to achieve future cash flows, including the management of the supply chain operational challenges at Stuart Weitzman, the success of international expansion strategies including the consolidation or take-back and integration of certain distributor relationships, the optimization of the store fleet productivity, the impact of promotional activity in department stores, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2019 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2018 net income.
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. We are partially changing our assertion in fiscal 2018, and have recorded an estimate of the deferred tax impact associated with this change.
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
Refer to Note 14, “Income Taxes,” for further information.
Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," to the accompanying audited consolidated financial statements for a description of certain recently adopted, issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of June 30, 2018 and July 1, 2017, forward currency contracts designated as cash flow hedges with a notional amount of $257.4 million and $146.9 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 30, 2018.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Japanese Yen, the Chinese Renminbi, the Australian dollar and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of June 30, 2018 and July 1, 2017, the total notional values of outstanding forward foreign currency contracts related to these loans were $160.7 million and $95.5 million, respectively.
The fair value of outstanding foreign currency contracts included in current assets at June 30, 2018 and July 1, 2017 was $6.0 million and $3.5 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at June 30, 2018 and July 1, 2017 was $2.4 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of June 30, 2018, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated May 30, 2017, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Revolving Credit Facility. Borrowings under the Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. A hypothetical 10% change in the credit agreement interest rate would have resulted in an immaterial change in interest expense in fiscal 2018.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At June 30, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $593 million, $389 million and $574 million, respectively. At July 1, 2017, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes

was approximately $624 million, $395 million and $596 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective senior note of such series.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to “Index to Financial Statements,” appearing at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of June 30, 2018 as included elsewhere herein.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2018 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2018 Annual Meeting of Stockholders and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules. Refer to “Index to Financial Statements” appearing herein.

(b)	Exhibits. Refer to the exhibit index which is included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 16, 2018	By:	/s/ Victor Luis
Name: Victor Luis Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 16, 2018.

Signature	Title

/s/ Victor Luis	Chief Executive Officer and Director
Victor Luis	(Principal Executive Officer)

/s/ Kevin Wills	Chief Financial Officer
Kevin Wills	(Principal Financial Officer)

/s/ Melinda Brown	Corporate Controller
Melinda Brown	(Principal Accounting Officer)

/s/ Jide Zeitlin	Chairman and Director
Jide Zeitlin

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Denton	Director
David Denton

/s/ Anne Gates	Director
Anne Gates

/s/ Andrea Guerra	Director
Andrea Guerra

/s/ Susan Kropf	Director
Susan Kropf

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

/s/ William Nuti	Director
William Nuti

/s/ Doreen Toben	Director
Doreen Toben

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of June 30, 2018 and July 1, 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and July 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 16, 2018

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the "Company") as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2018 of the Company and our report dated August 16, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 16, 2018

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	July 1, 2017
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,243.4	$2,672.9
Short-term investments	6.6	410.7
Trade accounts receivable, less allowances of $1.5 and $1.9, respectively	314.1	268.0
Inventories	673.8	469.7
Income tax receivable	25.8	41.5
Prepaid expenses	82.6	58.6
Other current assets	86.3	31.9
Total current assets	2,432.6	3,953.3
Property and equipment, net	885.4	691.4
Long-term investments	—	75.1
Goodwill	1,484.3	480.5
Intangible assets	1,732.9	340.8
Deferred income taxes	24.3	170.5
Other assets	118.8	120.0
Total assets	$6,678.3	$5,831.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$264.3	$194.6
Accrued liabilities	673.2	559.2
Current debt	0.7	—
Total current liabilities	938.2	753.8
Long-term debt	1,599.9	1,579.5
Deferred income taxes	206.2	63.3
Long-term income taxes payable	222.4	—
Other liabilities	467.0	433.1
Total liabilities	3,433.7	2,829.7

See Note 12 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value) issued and outstanding – 288.0 million and 281.9 million shares, respectively	2.9	2.8
Additional paid-in-capital	3,205.5	2,978.3
Retained earnings	119.0	107.7
Accumulated other comprehensive income (loss)	(82.8)	(86.9)
Total stockholders’ equity	3,244.6	3,001.9
Total liabilities and stockholders’ equity	$6,678.3	$5,831.6

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(millions, except per share data)
Net sales	$5,880.0	$4,488.3	$4,491.8
Cost of sales	2,026.1	1,407.2	1,440.5
Gross profit	3,853.9	3,081.1	3,051.3
Selling, general and administrative expenses	3,183.1	2,293.7	2,397.8
Operating income	670.8	787.4	653.5
Interest expense, net	74.0	28.4	26.9
Income before provision for income taxes	596.8	759.0	626.6
Provision for income taxes	199.3	168.0	166.1
Net income	$397.5	$591.0	$460.5
Net income per share:
Basic	$1.39	$2.11	$1.66
Diluted	$1.38	$2.09	$1.65
Shares used in computing net income per share:
Basic	285.4	280.6	277.6
Diluted	288.6	282.8	279.3
Cash dividends declared per common share	$1.350	$1.350	$1.350

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(millions)
Net income	$397.5	$591.0	$460.5
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(1.6)	11.8	(13.2)
Unrealized gains (losses) on available-for-sale investments, net	0.4	(0.7)	(0.2)
Change in pension liability, net	1.5	1.1	(0.6)
Foreign currency translation adjustments	3.8	(26.2)	18.8
Other comprehensive income (loss), net of tax	4.1	(14.0)	4.8
Comprehensive income	$401.6	$577.0	$465.3

 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2015	276.6	$2.8	$2,754.4	$(189.6)	$(77.7)	$2,489.9
Net income	—	—	—	460.5	—	460.5
Other comprehensive income	—	—	—	—	4.8	4.8
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.9	—	16.4	—	—	16.4
Share-based compensation	—	—	95.3	—	—	95.3
Excess tax effect from share-based compensation	—	—	(9.0)	—	—	(9.0)
Dividends declared ($1.350 per share)	—	—	—	(375.0)	—	(375.0)
Balance at July 2, 2016	278.5	2.8	2,857.1	(104.1)	(72.9)	2,682.9
Net income	—	—	—	591.0	—	591.0
Other comprehensive loss	—	—	—	—	(14.0)	(14.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.4	—	48.9	—	—	48.9
Share-based compensation	—	—	76.1	—	—	76.1
Excess tax effect from share-based compensation	—	—	(3.8)	—	—	(3.8)
Dividends declared ($1.350 per share)	—	—	—	(379.2)	—	(379.2)
Balance at July 1, 2017	281.9	2.8	2,978.3	107.7	(86.9)	3,001.9
Net income	—	—	—	397.5	—	397.5
Other comprehensive income	—	—	—	—	4.1	4.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	6.1	0.1	133.8	—	—	133.9
Share-based compensation	—	—	88.1	—	—	88.1
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($1.350 per share)	—	—	—	(386.2)	—	(386.2)
Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(millions)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$397.5	$591.0	$460.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260.3	212.8	210.6
Provision for bad debt	1.3	1.7	3.7
Share-based compensation	81.3	73.6	86.8
Excess tax effect from share-based compensation	—	3.8	9.0
Integration and restructuring activities	134.9	8.5	17.7
Deferred income taxes	(50.9)	78.0	(52.3)
Other non-cash charges, net	3.1	(19.1)	(14.7)
Changes in operating assets and liabilities:
Trade accounts receivable	(5.6)	(29.4)	(28.3)
Inventories	30.4	(20.0)	40.7
Other liabilities	157.7	(53.4)	49.5
Accounts payable	(77.3)	8.4	(48.4)
Accrued liabilities	(16.9)	(50.1)	30.1
Other assets	80.9	48.0	(6.3)
Net cash provided by operating activities	996.7	853.8	758.6
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Hudson Yards sale of investments, net of expenses	—	680.6	—
Sale of former headquarters, net of expenses	—	126.0	—
Acquisition of interest in equity method investment	—	—	(140.3)
Acquisitions, net of cash acquired	(2,375.8)	—	(25.6)
Purchases of property and equipment	(267.4)	(283.1)	(396.4)
Purchases of investments	(3.8)	(523.5)	(664.7)
Proceeds from maturities and sales of investments	482.2	591.2	425.9
Acquisition of lease rights, net of proceeds	—	1.8	(8.9)
Net cash (used in) provided by investing activities	(2,164.8)	593.0	(810.0)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	(384.1)	(378.0)	(374.5)
Proceeds from issuance of debt, net of discount	1,100.0	997.2	—
Debt issuance costs	—	(9.8)	—
Repayment of debt	(1,100.0)	(285.0)	(15.0)
Proceeds from share-based awards	165.7	70.4	29.1
Taxes paid to net settle share-based awards	(31.5)	(21.5)	(15.5)
Excess tax effect from share-based compensation	—	(3.8)	(9.0)
Net cash (used in) provided by financing activities	(249.9)	369.5	(384.9)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	(2.4)	3.5
(Decrease) increase in cash and cash equivalents	(1,429.5)	1,813.9	(432.8)
Cash and cash equivalents at beginning of year	2,672.9	859.0	1,291.8
Cash and cash equivalents at end of year	$1,243.4	$2,672.9	$859.0
Supplemental information:
Cash paid for income taxes, net	$16.4	$159.1	$158.9
Cash paid for interest	$63.0	$35.4	$33.7
Non-cash investing activity – property and equipment obligations	$30.1	$39.7	$48.0

See accompanying Notes.

TAPESTRY, INC.

Notes to Consolidated Financial Statements

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
The Coach segment includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
The Kate Spade segment includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, to wholesale customers, through concession shop-in-shops and through independent third party distributors.
The Stuart Weitzman segment includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, to wholesale customers and through numerous independent third party distributors.
2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 30, 2018 (“fiscal 2018”) and July 1, 2017 (“fiscal 2017”) were 52-week periods, and the fiscal year ended July 2, 2016 (“fiscal 2016”) was a 53-week period. The fiscal year ending June 29, 2019 (“fiscal 2019”) will be a 52-week period.
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
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for the realizability of inventory; customer returns, end-of-season markdowns and operational chargebacks; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes (including the impacts of the new tax legislation) and related uncertain tax positions; accounting for business combinations; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and reserves for litigation and other contingencies, amongst others.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and generally invests primarily in corporate debt securities, money market instruments, U.S. government and agency debt securities, commercial paper and bank deposits placed with major banks and financial institutions. Accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these investments and accounts receivable.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and software and computer equipment is depreciated over lives of three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $9.1 million and $14.2 million of impairment charges in fiscal 2018 and fiscal 2017, respectively.
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
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. Furthermore, the Company may utilize or consider independent third-party valuation firms when necessary. Refer to Note 3, "Acquisitions," for detailed disclosures related to our acquisitions.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets
Upon acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of brands, customer relationships, lease rights and order backlog. The excess of the purchase consideration over the fair value of net assets acquired, both tangible and intangible, is recorded as goodwill. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the multi-period excess earnings method, respectively, with consideration of market comparisons. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
Goodwill and certain other intangible assets deemed to have indefinite useful lives, including brands, are not amortized, but are assessed for impairment at least annually. The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill allocated to that reporting unit.
Determination of the fair value of a reporting unit and intangible asset based on management's assessment, considering independent third-party appraisals when necessary. Furthermore, this determination is judgmental in nature and often involves the use of significant estimates and assumptions, which may include projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2018, fiscal 2017 or fiscal 2016.
Operating Leases
The Company’s leases for office space, retail locations and distribution facilities are accounted for as operating leases. Certain of the Company's leases contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of fiscal 2018 and fiscal 2017, deferred rent obligations of $240.3 million and $242.4 million, respectively, were classified primarily within other non-current liabilities in the Company's Consolidated Balance Sheets. Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sale levels), which triggers the related rent payment, is considered probable and estimable.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2018 and fiscal 2017, the Company had asset retirement obligations of $25.8 million and $22.9 million, respectively, primarily classified within other non-current liabilities in the Company's Consolidated Balance Sheets.
Revenue Recognition
Revenue is recognized by the Company when there is persuasive evidence of an arrangement, delivery has occurred (and risks and rewards of ownership have been transferred to the buyer), price has been fixed or is determinable, and collectability is reasonably assured.
Retail store and concession-based shop-in-shop revenues are recognized at the point-of-sale, which occurs when merchandise is sold in an over-the-counter consumer transaction. Internet revenue from sales of products ordered through the Company’s e-

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and internet revenues are reduced by an estimate for returns at the time of sale.
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
Selling, General and Administrative ("SG&A") Expenses
Selling expenses include store employee compensation, occupancy costs, depreciation, supply costs, wholesale and retail account administration compensation globally. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses can vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. SG&A expenses also include compensation costs for “corporate” functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses.
Shipping and Handling
Shipping and handling costs incurred were $101.5 million, $45.8 million and $43.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, digital and other media and production costs. In fiscal 2018, fiscal 2017 and fiscal 2016, advertising expenses for the Company totaled $228.4 million, $178.3 million and $202.2 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. The Company reduces deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. In fiscal 2018, the Company partially changed its assertion and has recorded an estimate of the deferred tax impact associated with this change.
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
Refer to Note 14, "Income Taxes," herein for further discussion on the Company's income taxes.
Derivative Instruments
The majority of the Company’s purchases and sales involving international parties, excluding international customer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory purchases and various cross-currency intercompany loans which are not long term in investment nature. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
The Company records all derivative contracts at fair value on the Consolidated Balance Sheets. The fair values of foreign currency derivatives are based on the forward curves of the specific indices upon which settlement is based and include an adjustment for the Company’s credit risk. Judgment is required of management in developing estimates of fair value. The use of different market assumptions or methodologies could affect the estimated fair value.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on U.S. dollar and Euro-denominated inventory purchases, as well as various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2018 to March 2019. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. Current maturity dates are in September 2018, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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
Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation. This includes the realignment of the Company's segment reporting structure, as further described in Note 16, "Segment Information."
Recent Accounting Pronouncements
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During the first quarter of fiscal 2018, the Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows beginning in fiscal 2018. Additionally, the Company began recognizing all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The Company adopted this standard prospectively, which resulted in a decrease in the tax provision of $13.3 million in fiscal 2018. Future impacts of the adoption of this standard on the consolidated financial statements, particularly the income tax provision, will be dependent upon future events which are unpredictable. The Company has elected to continue to estimate expected forfeitures in determining compensation expense.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification ("ASC") 815. The objective of this ASU is to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. The requirements for the new standard will be effective for fiscal years beginning after December 15, 2018, and interim periods therein, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted upon issuance. The Company is currently in the process of evaluating the impact that adopting ASU 2017-12 will have on its consolidated financial statements and notes thereto.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for nearly all leases (other than short-term leases), as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, with targeted improvements to the guidance including an additional transition method for the new standard. As a result, the new standard may be applied with a retrospective approach to each prior reporting period with various optional practical expedients, or with the initial application at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto, and has not yet determined which transition method will be applied upon adoption. The Company expects the guidance will result in a significant increase to long-term assets and liabilities on its consolidated balance sheets and does not expect it to have a material impact on the Consolidated Statements of Operations. This guidance is not expected to have a material impact on the Company's liquidity.
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
The Company performed a comprehensive evaluation of the impact, including a review of current accounting policies and processes, as well as typical terms in contracts with customers, to identify differences upon the adoption of the new standard. Based on these efforts, the Company has determined that the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses), and the timing of revenue recognition thereof, will remain substantially unchanged. As a result, the impact of adoption of the new standard will not be material to the financial statements although accounting for certain customer arrangements will change. Related to wholesale arrangements, the Company will change the classification of certain considerations paid to customers from SG&A expense to a reduction of net sales. Further, related to licensing arrangements, the Company has also determined that the timing of recognizing sales-based royalties will change. The Company will elect to recognize contractually guaranteed minimum royalty amounts ratably over the license year and recognize no excess sales-based royalties until the minimum royalty threshold is achieved. This change will not alter the total amount of revenue recognized from licensing agreements during a contract year, and the timing change within a contract year is expected to be immaterial to the Consolidated Statements of Operations as the licensing business represented approximately 1% of total net sales in fiscal 2018. The new standard will also

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

change accounting for sales returns by requiring balance sheet presentation on a gross basis. The Company has determined that the guidance will be adopted using the modified retrospective basis with a cumulative adjustment to opening retained earnings in fiscal 2019; the cumulative adjustment is not expected be material.
3. ACQUISITIONS
Kate Spade & Company Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share in cash for a total of $2.40 billion. As a result, Kate Spade became a wholly owned subsidiary of the Company. The combination of the Company and Kate Spade & Company creates a leading New York-based luxury lifestyle company with a more diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations.
The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired). Consideration also includes $5.3 million as a result of the conversion of previously granted unvested equity awards held by Kate Spade employees. The Company funded the acquisition through cash on-hand, as well as debt proceeds as described in Note 11, "Debt."
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
The purchase price allocation for the assets acquired and liabilities assumed is substantially complete. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Fair Value At Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value
	(millions)
Cash and cash equivalents	$71.8	$—	$71.8
Trade accounts receivable	62.8	—	62.8
Inventories(1)	310.1	—	310.1
Prepaid expenses and other current assets	33.9	(1.2)	32.7
Property and equipment	175.5	—	175.5
Goodwill(2)(3)	916.1	(16.1)	900.0
Brand intangible asset(4)	1,300.0	—	1,300.0
Other intangible assets(5)	119.2	—	119.2
Other assets	59.0	11.1	70.1
Total assets acquired	3,048.4	(6.2)	3,042.2
Accounts payable and accrued liabilities	233.3		233.3
Deferred income taxes(6)	333.0	(7.3)	325.7
Other liabilities(7)	84.8	1.1	85.9
Total liabilities assumed	651.1	(6.2)	644.9
Total purchase price	2,397.3	—	2,397.3

Less: Cash acquired	(71.8)	—	(71.8)

Total purchase price, net of cash acquired	$2,325.5	$—	$2,325.5

(1) Included a step-up adjustment of approximately $67.5 million, which was amortized over 4 months.
(2) The majority of the goodwill balance is not deductible for tax purposes.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

(3)
The Company assigned $324 million of goodwill associated with the Kate Spade acquisition to Coach brand reporting units based upon the analysis of expected synergies, including the allocation of corporate synergies to the brands. Refer to Note 13, "Goodwill and Other Intangible Assets," for further information.

(4) The brand intangible asset, of which the majority is not deductible for tax purposes, was valued based on the multi-period excess earnings method.
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

(6)
The Company acquired approximately $200.1 million of net deferred tax assets related to Kate Spade historical federal and state net operating losses, net of a $39.3 million valuation allowance, which the Company expects to be able to utilize. The deferred tax adjustments resulting from the step-up in basis of acquired assets, most notably the brand intangible asset, resulted in an overall deferred tax liability. Refer to Note 14, "Income Taxes," for more information about changes to the Company's deferred tax position as a result of the enactment of the new tax legislation.

(7)	Includes an adjustment for unfavorable lease rights of approximately $49.5 million (amortized over the remainder of the underlying lease terms).
The operational results of Kate Spade for the post-acquisition period from July 11, 2017 to June 30, 2018 are included in the Company’s accompanying Consolidated Statement of Operations for the year ended June 30, 2018. Refer to Note 16, "Segment Information," for the operating results of the Kate Spade business.
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

(i)
Depreciation and amortization expenses related to the fair value adjustments to Kate Spade's property and equipment and intangible assets have been reflected in the year ended July 1, 2017. Short-term purchase accounting amortization has been excluded from the pro forma amounts due to the non-recurring nature.

(ii)	Transaction costs in the year ended June 30, 2018 have been excluded from the pro forma amounts due to their non-recurring nature.

(iii)
Interest expense of debt issued to finance the acquisition, including amortization of deferred financing fees, has been reflected in the year ended July 1, 2017. Historical interest expense for Kate Spade has been removed.

(iv)	The tax effects of the pro forma adjustments at an estimated statutory rate of 40.0%.

(v)	Earnings per share amounts are calculated using unrounded numbers and the Company's historical weighted average shares outstanding.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended
	June 30, 2018	July 1, 2017
	(unaudited)
	(millions, except per share data)
Pro forma Net sales(1)	$5,912.9	$5,837.4
Pro forma Net income(1)	472.8	695.4

Pro forma Net income per share:
Basic	$1.66	$2.48
Diluted	$1.64	$2.46

(1)	The pro forma results for the year ended June 30, 2018 include revenue and operating income from the pre-combination period in fiscal 2018.
Distributor Acquisitions and Kate Spade Joint Ventures Operational Control
During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to obtain operational control of the Kate Spade Joint Ventures that operate in mainland China, Hong Kong, Macau and Taiwan in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand.
The aggregate purchase consideration for the three acquisitions was $153.7 million, of which $106.9 million will be paid in cash and the remaining is related to non-cash consideration. Of the cash consideration, $61.5 million (or $55.6 million net of cash acquired) was paid during fiscal 2018 and the remaining will be paid in the future. Of the total purchase consideration of $153.7 million, $50.0 million of net assets were recorded at their fair values, and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $103.7 million. Of this amount, $52.8 million, $49.3 million and $1.6 million were recorded to the Company's Kate Spade, Stuart Weitzman and Coach segments, respectively. During the fourth quarter of fiscal 2018, there were measurement period adjustments of $2.3 million and $0.5 million, related to the Kate Spade and Stuart Weitzman segments, respectively, which decreased Goodwill. Refer to Note 13, "Goodwill and Other Intangible Assets," for further information.
The results of the operations of each acquired entity have been included in the consolidated financial statements since the respective date of each acquisition. The purchase price allocation for these assets acquired and liabilities assumed is substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period. The pro forma results are not presented for these acquisitions as they are immaterial.
4. INTEGRATION AND ACQUISITION COSTS
Fiscal 2018
The Company completed its acquisition of Kate Spade & Company during the first quarter of fiscal 2018. Furthermore, the Company completed its acquisitions of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures during the third quarter of fiscal 2018. As a result of these acquisitions, during the fiscal year ended June 30, 2018, the Company incurred integration and acquisition-related costs of $301.6 million. The charges recorded in cost of sales for the fiscal year ended June 30, 2018 were $116.4 million. Of the amount recorded to cost of sales for the fiscal year ended June 30, 2018, $106.5 million was recorded within the Kate Spade segment, $5.8 million was recorded within the Stuart Weitzman segment and $4.1 million was recorded within the Coach segment. The charges recorded in SG&A expenses for the fiscal year ended June 30, 2018 were $185.2 million. Of the amount recorded to SG&A expenses for the fiscal year ended June 30, 2018, $113.7 million was recorded in the Kate Spade segment, $63.2 million was recorded within Corporate, $7.8 million was recorded within the Stuart Weitzman segment and $0.5 million was recorded within the Coach segment.
The Company currently estimates that it will incur approximately $50-60 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, in fiscal 2019.
Refer to Note 3, "Acquisitions," for more information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A summary of the integration and acquisition charges and related liabilities, which are recorded as accrued liabilities as of June 30, 2018, is as follows:

	Purchase Accounting Adjustments (1)	Acquisition Costs (2)	Inventory-Related Charges (3)	Contractual Payments (4)	Organization-Related (5)	Other(6)	Total
	(millions)
Addition Related to Acquisitions	$—	$—	$2.5	$—	$—	$—	$2.5
Fiscal 2018 charges	82.8	42.9	35.4	50.6	39.8	50.1	301.6
Cash payments	—	(42.2)	(2.8)	(50.6)	(22.4)	(37.4)	(155.4)
Non-cash charges	(82.8)	—	(34.8)	—	(5.8)	(9.7)	(133.1)
Liability as of June 30, 2018	$—	$0.7	$0.3	$—	$11.6	$3.0	$15.6

(1)
Purchase accounting adjustments, of which $79.6 million was recorded within cost of sales and $3.2 million was recorded in SG&A expenses for the fiscal year ended June 30, 2018, relate to the short-term impact of the amortization of fair value adjustments. Of the amount recorded to cost of sales for the year ended June 30, 2018, $71.8 million was recorded within the Kate Spade segment, $4.1 million was recorded within the Coach segment and $3.7 million was recorded within the Stuart Weitzman segment. Of the amount recorded to SG&A expenses, $3.2 million was recorded within the Kate Spade segment.

(2)
Acquisition costs, which were recorded to SG&A expenses, and of which $23.6 million were within Corporate, $19.1 million were within the Kate Spade segment, and $0.2 million were within the Coach segment for the fiscal year ended June 30, 2018, primarily relate to deal fees associated with the acquisitions.

(3)
Inventory-related charges, recorded within cost of sales, of which $34.7 million was recorded within the Kate Spade segment and $0.7 million was recorded within the Stuart Weitzman segment, primarily related to reserves for the future destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials. As of June 30, 2018, a reserve of $4.9 million is included within inventories on the Company's Consolidated Balance Sheets.

(4)
Contractual payments, which were recorded to SG&A expenses within the Kate Spade segment, primarily related to severance and related costs as a result of pre-existing agreements that were in place with certain Kate Spade executives which became effective upon the closing of the acquisition.

(5)
Organization-related costs, which were recorded to SG&A expenses, and of which $25.6 million were within the Kate Spade segment, $10.4 million within Corporate and $3.8 million within the Stuart Weitzman segment for the fiscal year ended June 30, 2018, primarily related to severance related charges. The severance related charges includes $6.0 million of accelerated share-based compensation expense.

(6)
Other primarily relates to professional fees, asset write-offs and inventory true-up. The charges were primarily recorded in SG&A expenses, of which $29.2 million was recorded within Corporate, $15.2 million was recorded within the Kate Spade segment, $4.0 million was recorded within the Stuart Weitzman segment and $0.3 million was recorded within the Coach segment. Furthermore, $1.4 million was recorded in cost of sales within Stuart Weitzman for the fiscal year ended June 30, 2018.

Fiscal 2017
The Company incurred integration and acquisition-related cost of $10.7 million during the fiscal year ended July 1, 2017 as a result of the acquisitions of Stuart Weitzman LLC and Kate Spade & Company. The charges recorded to cost of sales were $2.9 million within the Stuart Weitzman segment. Amounts recorded to SG&A related to expense incurred in the Stuart Weitzman segment of $17.7 million which were more than offset by the reversal of $19.4 million within Corporate, which primarily related to the reversal of an accrual for estimated contingent purchase price payments which were not paid for the Stuart Weitzman LLC acquisition. The Company incurred $9.5 million recorded within Corporate as Interest expense related to bridge financing for the Kate Spade and Company acquisition.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
During fiscal years 2018 and 2017, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $19.5 million and $24.0 million, respectively, primarily due to technology infrastructure costs, organizational efficiency costs and to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $87.4 million. The plan was completed in fiscal 2018.
A summary of charges and related liabilities under the Company's Operational Efficiency Plan is as follows:

	Organizational Efficiency(1)	Technology Infrastructure(2)	Network Optimization(3)	Total
	(millions)
Liability as of June 27, 2015	$—	$—	$—	$—
Fiscal 2016 charges	40.4	—	3.5	43.9
Cash payments	(9.7)	—	—	(9.7)
Non-cash charges	(8.5)	—	(0.3)	(8.8)
Liability as of July 2, 2016	$22.2	$—	$3.2	$25.4
Fiscal 2017 charges	15.6	8.0	0.4	24.0
Cash payments	(23.3)	(7.7)	(3.0)	(34.0)
Non-cash charges	(7.9)	—	(0.6)	(8.5)
Liability as of July 1, 2017	$6.6	$0.3	$—	$6.9
Fiscal 2018 charges	0.6	18.9	—	19.5
Cash payments	(5.6)	(17.6)	—	(23.2)
Non-cash charges	(0.8)	(1.0)	—	(1.8)
Liability as of June 30, 2018	$0.8	$0.6	$—	$1.4

(1)
Organizational efficiency charges, recorded within SG&A expenses, primarily related to accelerated depreciation associated with the retirement of information technology systems, severance and related costs of corporate employees, as well as consulting fees related to process and organizational optimization.

(2)	Technology infrastructure costs, recorded within SG&A expenses, related to the initial costs of replacing and updating the Company's core technology platforms.

(3)	Network optimization costs, recorded within SG&A expenses, related to lease termination costs.
The balance as of June 30, 2018 and July 1, 2017 are included within Accrued liabilities on the Company's Consolidated Balance Sheets. The above charges were recorded as Corporate expenses within the Company's Consolidated Statements of Operations. Refer to Note 16, "Segment Information," for further information.
Transformation Plan
During the fiscal year ended June 28, 2014 ("fiscal 2014"), the Company announced a multi-year strategic plan to transform the Coach brand and reinvigorate growth. This multi-faceted, multi-year transformation plan (the "Transformation Plan"), which continued through the end of fiscal 2016, included key operational and cost measures.
Total cumulative charges incurred under the Transformation Plan through July 2, 2016 were $321.5 million. The fourth quarter of fiscal 2016 was the last reporting period in which charges were incurred under this plan, as such, there were no transformation-related charges incurred in fiscal 2018 or fiscal 2017. In fiscal 2016, the Company recorded charges of $44.1 million ($33.4 million

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

after-tax, or $0.12 per diluted share), which were largely related to Coach brand's North America business and recorded as Corporate expense within SG&A expenses.
There were no remaining liabilities under the Company's Transformation Plan at June 30, 2018 and July 1, 2017.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized (Losses) Gains on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 2, 2016	$(8.8)	$0.3	$(62.9)	$(1.5)	$(72.9)
Other comprehensive income (loss) before reclassifications	7.7	(0.7)	(26.2)	—	(19.2)
Less: losses reclassified from accumulated other comprehensive income	(4.1)	—	—	(1.1)	(5.2)
Net current-period other comprehensive income (loss)	11.8	(0.7)	(26.2)	1.1	(14.0)
Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive (loss) income before reclassifications	(1.2)	0.5	3.8	—	3.1
Less: income (losses) reclassified from accumulated other comprehensive income	0.4	0.1	—	(1.5)	(1.0)
Net current-period other comprehensive (loss) income	(1.6)	0.4	3.8	1.5	4.1
Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $(0.9) million and $(1.8) million as of June 30, 2018 and July 1, 2017, respectively. The amounts reclassified from AOCI are net of tax of $(1.1) million and $2.2 million as of June 30, 2018 and July 1, 2017, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at June 30, 2018 and July 1, 2017 are net of tax of $0.6 million and $0.2 million, respectively.

7. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	June 30, 2018(1)	July 1, 2017(1)	July 2, 2016(1)
	(millions)
Share-based compensation expense	$88.1	$76.1	$95.3
Income tax benefit related to share-based compensation expense(2)	23.5	24.4	28.6

(1)
During the year ended June 30, 2018, the Company incurred $6.0 million of share-based compensation expense related to severance as a result of integration. During the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, the Company incurred $0.8 million, $2.5 million and $8.5 million of share-based compensation expense under the Company's Operational

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Efficiency Plan, respectively, primarily as a result of the accelerated vesting of certain awards. Refer to Note 4, "Integration and Acquisition Costs," and Note 5, "Restructuring Activities," for further information.

(2)	The tax rates used to calculate the income tax benefit for fiscal 2018 are based on the enactment of the new tax legislation. Refer to Note 14, "Income Taxes," for further information.
Stock-Based Plans
The Company maintains the Amended and Restated 2010 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2004 Stock Incentive Plan for awards granted prior to the establishment of the 2010 Stock Incentive Plan. These plans were approved by the Company's stockholders. The exercise price of each stock option equals 100% of the market price of the Company's stock on the date of grant and generally has a maximum term of 10 years. Stock options and service based share awards that are granted as part of the annual compensation process generally vest ratably over four years. Stock option and share awards are subject to forfeiture until completion of the vesting period, which ranges from one to four years. The Company issues new shares upon the exercise of stock options or vesting of share awards.
Stock Options
A summary of stock option activity during the year ended June 30, 2018 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at July 1, 2017	15.0	$39.75
Granted	3.1	41.12
Exercised	(4.6)	35.37
Forfeited or expired	(1.0)	45.06
Outstanding at June 30, 2018	12.5	42.94	6.6	$75.8
Vested and expected to vest at June 30, 2018	12.2	42.99	6.5	74.4
Exercisable at June 30, 2018	6.5	46.35	4.9	33.3
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 30, 2018	July 1, 2017	July 2, 2016
Expected term (years)	5.1	4.4	4.2
Expected volatility	28.4%	30.5%	32.2%
Risk-free interest rate	1.8%	1.1%	1.4%
Dividend yield	3.3%	3.4%	4.3%
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
The weighted-average grant-date fair value of options granted during fiscal 2018, fiscal 2017 and fiscal 2016 was $7.76, $7.36 and $5.65, respectively. The total intrinsic value of options exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was $59.2 million, $15.4 million and $6.2 million, respectively. The total cash received from option exercises was $161.5 million, $68.2

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

million and $25.7 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $11.4 million, $4.9 million and $2.3 million, respectively.
At June 30, 2018, $25.1 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.3 years.
Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 30, 2018 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at July 1, 2017	3.5	$50.28
Granted	1.8	41.75
Awards issued in connection with acquisition	0.4	47.26
Vested	(1.8)	39.14
Forfeited	(0.4)	39.98
Non-vested at June 30, 2018	3.5	40.26
At June 30, 2018, $72.2 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2018, fiscal 2017 and fiscal 2016 was $41.75, $39.57 and $31.65, respectively. The total fair value of shares vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $83.4 million, $68.9 million and $45.8 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the year ended June 30, 2018 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at July 1, 2017	1.5	$37.78
Granted	0.4	43.80
Change due to performance condition achievement	(0.6)	47.32
Vested	(0.3)	36.29
Forfeited	(0.1)	37.17
Non-vested at June 30, 2018	0.9	38.27
At June 30, 2018, $15.9 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2018, fiscal 2017 and fiscal 2016 was $43.80, $39.61 and $31.67, respectively. The total fair value of awards that vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $11.4 million, $0.9 million and $1.4 million, respectively.
During the fiscal years ended June 30, 2018 and July 1, 2017, the Company granted 0.4 million shares (with a fair value of $16.0 million) and 0.3 million shares (with a fair value of $10.0 million) of common stock to executives, respectively. The shares are subject to a three-year cliff vesting, subject to the employee's continuing employment and the Company's achievement of the

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2018, fiscal 2017 and fiscal 2016, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $17.9 million, $19.0 million and $14.2 million, respectively.
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.1 million, 0.1 million and 0.1 million shares to employees in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Expected term (years)	0.5	0.5	0.5
Expected volatility	26.9%	24.7%	28.6%
Risk-free interest rate	1.3%	0.6%	0.3%
Dividend yield	3.1%	3.6%	4.1%
The weighted-average fair value of the purchase rights granted during fiscal 2018, fiscal 2017 and fiscal 2016 was $9.62, $8.08 and $7.43, respectively. The Company issues new shares for employee stock purchases.
8. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of June 30, 2018 and July 1, 2017:

	June 30, 2018			July 1, 2017
	Short-term	Long-Term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper	$—	$—	$—	$68.8	$—	$68.8
Government securities – U.S.	—	—	—	130.4	—	130.4
Corporate debt securities – U.S.	—	—	—	116.2	46.9	163.1
Corporate debt securities – non-U.S.	—	—	—	92.6	28.2	120.8
Available-for-sale investments, total	$—	$—	$—	$408.0	$75.1	$483.1
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	6.0	—	6.0	2.1	—	2.1
Total Investments	$6.6	$—	$6.6	$410.7	$75.1	$485.8

(1)	These securities have original maturities greater than three months and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended June 30, 2018 and July 1, 2017.
9. LEASES
The Company leases retail, distribution and office facilities. The lease agreements, which expire at various dates through 2037, are subject, in most cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain store-related rent expense is also contingent upon sales.
Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(millions)
Minimum rent(1)	$359.8	$295.1	$229.9
Contingent rent	164.7	129.4	134.8
Total rent expense	$524.5	$424.5	$364.7

(1)	$0.2 million and $5.9 million of lease termination charges due to restructuring-related closures were included in fiscal 2017 and fiscal 2016, respectively.
Future minimum rental payments under non-cancelable operating leases, as of June 30, 2018, are as follows:

Fiscal Year	Amount
(millions)
2019	$384.8
2020	343.1
2021	300.7
2022	279.0
2023	249.6
Subsequent to 2023	1,211.1
Total minimum future rental payments	$2,768.3
During the first quarter of fiscal 2017, the Company announced the lease of its new global headquarters. Refer to Note 20, "Headquarters Transactions," for further information.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 30, 2018 and July 1, 2017:

	Level 1		Level 2
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(millions)
Assets:
Cash equivalents(1)	$592.5	$760.0	$0.4	$226.0
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	68.8
Government securities - U.S.(2)	—	130.4	—	—
Corporate debt securities - U.S.(2)	—	—	—	116.2
Corporate debt securities - non U.S.(2)	—	—	—	92.6
Other	—	—	6.0	2.1
Long-term investments:
Corporate debt securities - U.S.(3)	—	—	—	46.9
Corporate debt securities - non U.S.(3)	—	—	—	28.2
Derivative Assets:
Inventory-related instruments(4)	—	—	5.6	3.5
Intercompany loan hedges(4)	—	—	0.3	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(4)	$—	$—	$2.3	$1.0
Intercompany loan hedges(4)	—	—	0.1	0.7

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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Refer to Note 3, "Acquisitions," for further discussion of the approaches used in valuing acquired assets and assumed liabilities.
The company recorded $9.1 million of impairment charges in fiscal 2018 to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $1.2 million as of June 30, 2018. The Company recorded $14.2 million of impairment charges in fiscal 2017 to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $3.1 million as of July 1, 2017. The fair

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions. No material impairment charges were recorded in fiscal 2016.
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 30, 2018	July 1, 2017
	(millions)
Current Debt:
Capital Lease Obligations	$0.7	$—
Total Current Debt	$0.7	$—

Long-Term Debt:
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	—
Capital Lease Obligations	6.0	—
Total Long-Term Debt	1,617.4	1,600.0
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(17.5)	(20.5)
Total Long-Term Debt, net	$1,599.9	$1,579.5
During fiscal 2018, 2017 and 2016 the Company recognized interest expense related to the outstanding debt of $86.3 million, $26.8 million and $32.9 million, respectively.
Credit Facilities/Term Loans
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have (i) committed to lend to the Company, subject to the satisfaction or waiver of the conditions set forth in the agreement, an $800.0 million term loan facility maturing six months after the term loans thereunder are borrowed (the “Six-Month Term Loan Facility”), and a $300.0 million term loan facility maturing three years after the term loans thereunder are borrowed (collectively with the Six-Month Term Loan Facility, the “Term Loan Facilities”) and (ii) made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility,” collectively with the Term Loan Facilities, "the Facility"). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. On July 10, 2017, the Company borrowed $800.0 million under the Six-Month Term Loan Facility and $300.0 million under the Three-Year Term Loan Facility to pay a portion of the purchase price of the Company's acquisition of Kate Spade. On January 10, 2018, the Company repaid the Six-Month Term Loan Facility in accordance with the terms of the agreement. On January 24, 2018, the Company repaid the Three-Year Term Loan Facility, earlier than the terms in the agreement. Accordingly, there were no outstanding borrowings on either the Term Loan Facilities or the Revolving Credit Facility as of June 30, 2018.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
At June 30, 2018, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $592.5 million, $389.0 million, and $574.1 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At July 1, 2017, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $624 million, $395.0 million and $596.0 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.4 million as of June 30, 2018 to the other partner of the Kate Spade Joint Ventures to be payable in fiscal 2021.
Capital Lease Obligations
As a result of the Company's sale-leaseback agreement for its office building in North Bergen, NJ, the Company has total capital lease obligations of $0.7 million recorded within Current debt and $6.0 million recorded within Long-Term debt on the Consolidated Balance Sheets as of June 30, 2018. The remaining lease obligations will be amortized through May 1, 2025.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Debt Maturities
As of June 30, 2018, the Company's aggregate debt, excluding capital lease obligations, is approximately $1.6 billion, of which $11.4 million is due in fiscal 2021, $400.0 million is due in fiscal 2023 and $1.2 billion is due subsequent to fiscal 2023.
12. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $35.1 million and $9.0 million outstanding at June 30, 2018 and July 1, 2017, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $266 million related to the Transition Tax. Refer to Note 14, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of June 30, 2018, including $342.8 million related to inventory purchase obligations, $21.5 million related to capital expenditure purchase obligations, $31.0 million of other purchase obligations, $9.7 million of payments related to the capital lease obligations, $1.61 billion of debt repayments and $468.6 million of interest payments on the outstanding debt. Refer to Note 9, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's management believes that the final outcome will not have a material effect on the Company's cash flow, results of operations or financial position.
13. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at July 2, 2016	$346.9	$—	$155.5	$502.4
Measurement period adjustment	—	—	0.5	0.5
Foreign exchange impact	(22.4)	—	—	(22.4)
Balance at July 1, 2017	324.5	—	156.0	480.5
Acquisition of goodwill(1)	1.6	968.9	49.3	1,019.8
Allocation of goodwill(2)	324.0	(324.0)	—	—
Measurement period adjustment(1)	—	(18.4)	(0.5)	(18.9)
Foreign exchange impact	4.7	0.5	(2.3)	2.9
Balance at June 30, 2018	$654.8	$627.0	$202.5	$1,484.3

(1)	Refer to Note 3, "Acquisitions," for further information.

(2)
The Company assigned a portion of goodwill associated with the Kate Spade acquisition to Coach brand reporting units based upon the analysis of expected synergies, including the allocation of corporate synergies to the brands.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended(1)
	June 30, 2018			July 1, 2017
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(17.3)	$83.2	$54.7	$(9.7)	$45.0
Order backlog	2.0	(2.0)	—	—	—	—
Favorable lease rights	97.3	(24.4)	72.9	26.1	(7.1)	19.0
Total intangible assets subject to amortization	199.8	(43.7)	156.1	80.8	(16.8)	64.0
Intangible assets not subject to amortization:
Brand intangible assets	1,576.8	—	1,576.8	276.8	—	276.8
Total intangible assets	$1,776.6	$(43.7)	$1,732.9	$357.6	$(16.8)	$340.8

(1)	Refer to Note 3, "Acquisitions," for further information.
As of June 30, 2018, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2019	$21.8
Fiscal 2020	20.2
Fiscal 2021	18.7
Fiscal 2022	16.7
Fiscal 2023	15.7
Thereafter	63.0
Total	$156.1
The expected future amortization expense above reflects remaining useful lives ranging from approximately 11.8 years to 14.0 years for customer relationships and the remaining lease terms ranging from approximately seven months to 16.8 years for favorable lease rights.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

14. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		July 2, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States	$161.2	27.0%	$365.5	48.2%	$357.5	57.1%
Foreign	435.6	73.0	393.5	51.8	269.1	42.9
Total income before provision for income taxes	$596.8	100.0%	$759.0	100.0%	$626.6	100.0%

Tax expense at U.S. statutory rate	$167.0	28.0%	$265.7	35.0%	$219.3	35.0%
State taxes, net of federal benefit	2.4	0.4	15.1	2.0	11.2	1.8
Effects of foreign operations	(55.6)	(9.3)	(86.7)	(11.4)	(53.7)	(8.6)
Transition tax on deferred foreign earnings	266.0	44.6	—	—	—	—
Re-measurement of deferred taxes	(87.8)	(14.7)	—	—	—	—
Effects of foreign tax credits and acquisition reorganization	(36.2)	(6.1)	(12.3)	(1.6)	(19.6)	(3.1)
Release of state valuation allowance	(40.7)	(6.8)	—	—	—	—
Other, net	(15.8)	(2.7)	(13.8)	(1.9)	8.9	1.4
Taxes at effective worldwide rates	$199.3	33.4%	$168.0	22.1%	$166.1	26.5%
Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		July 2, 2016
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$181.1	$(1.9)	$42.9	$56.4	$145.8	$(52.0)
Foreign	79.1	(11.2)	39.7	7.4	46.8	2.2
State	(10.0)	(37.8)	7.4	14.2	25.8	(2.5)
Total current and deferred tax provision (benefit)	$250.2	$(50.9)	$90.0	$78.0	$218.4	$(52.3)

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities were:

	June 30, 2018	July 1, 2017
	(millions)
Share-based compensation	$27.1	$64.8
Reserves not deductible until paid	39.2	39.2
Deferred rent	22.5	22.7
Employee benefits	19.0	40.9
Foreign investments	—	1.1
Net operating loss	395.2	199.2
Other	9.5	10.4
Prepaid expenses	—	0.6
Inventory	18.9	21.6
Capital loss carryforward	56.8	—
Gross deferred tax assets	588.2	400.5
Valuation allowance	305.9	196.1
Deferred tax assets after valuation allowance	$282.3	$204.4

Goodwill	84.3	82.6
Other intangibles	347.9	—
Property and equipment	25.8	8.4
Foreign investments	5.7	—
Prepaid expenses	0.5	—
Other	—	6.2
Gross deferred tax liabilities	464.2	97.2
Net deferred tax (liabilities) assets	$(181.9)	$107.2

Consolidated Balance Sheets Classification
Deferred income taxes – noncurrent asset	24.3	170.5
Deferred income taxes – noncurrent liability	(206.2)	(63.3)
Net deferred tax (liabilities) assets	$(181.9)	$107.2
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
In fiscal 2018, the Company recorded a net deferred tax liability of $325.7 million as part of the opening balance sheet recorded in purchase accounting for fiscal 2019 acquisitions. Given that this balance was recorded as part of purchase accounting, it has no impact on total deferred tax expense recorded during fiscal 2018.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 30, 2018	July 1, 2017	July 2, 2016
	(millions)
Balance at beginning of fiscal year	$94.1	$138.6	$168.1
Gross increase due to tax positions related to prior periods	3.8	2.7	25.5
Gross decrease due to tax positions related to prior periods	(4.0)	(2.7)	(4.4)
Gross increase due to tax positions related to current period	6.4	8.1	8.7
Decrease due to lapse of statutes of limitations	(23.9)	(39.5)	(59.0)
Decrease due to settlements with taxing authorities	(25.1)	(13.1)	(0.3)
Increase due to current year acquisitions	24.0	—	—
Balance at end of fiscal year	$75.3	$94.1	$138.6
In fiscal 2018, the Company recorded $24.0 million of unrecognized tax benefit as part of a purchase accounting adjustment for fiscal 2018 acquisitions, which did not impact the effective tax rate in fiscal 2018. Of the $75.3 million ending gross unrecognized tax benefit balance as of June 30, 2018, $57.0 million relates to items which, if recognized, would impact the effective tax rate. Of the $94.1 million ending gross unrecognized tax benefit balance as of July 1, 2017, $83.6 million relates to items which, if recognized, would impact the effective tax rate. As of June 30, 2018 and July 1, 2017, gross interest and penalties payable was $12.9 million and $24.1 million, respectively, which are included in Other liabilities on the Company's Consolidated Balance Sheet. During fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized gross interest and penalty income of $10.8 million, gross interest and penalty income of $2.8 million and gross interest and penalty expense of $11.5 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2015 to present are open to examination in the U.S. federal jurisdiction, fiscal 2010 to present in select state jurisdictions and fiscal 2011 to present in select foreign jurisdictions. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of June 30, 2018, the Company had the following tax loss carryforwards available: U.S. federal loss carryforwards of $448.4 million, U.S. federal capital loss carryforwards of $216.9 million, state tax loss carryforwards of approximately $831 million and tax loss carryforwards of various foreign jurisdictions of $921.9 million. As of July 1, 2017, the Company had tax loss carryforwards in various foreign jurisdictions of $715.3 million. The federal and state net operating loss carryforwards generally start to expire in 2027 and 2018, respectively. The U.S. federal capital loss carryforward will expire in fiscal 2019. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating and capital losses, have been reduced by a valuation allowance of $305.9 million as of June 30, 2018 and $196.1 million as of July 1, 2017.
The total estimated amount of unremitted earnings of foreign subsidiaries as of June 30, 2018 and July 1, 2017 was $3.09 billion and $2.91 billion, respectively. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. The Tax Legislation imposed a one-time Transition Tax on the deemed repatriated earnings, thereby removing the potential federal income tax consequences of repatriating these earnings to the U.S. However actual remittance from non-U.S. subsidiaries may result in additional foreign withholding taxes, U.S. state taxes and taxes related foreign currency gains or losses. Based on the Company’s current analysis and amount it anticipates will be remitted from certain jurisdictions, it has recorded an estimate for state taxes of $5.5 million. The Company continues to be indefinitely reinvested with respect to all other unremitted earnings. Determination of the amount of unrecognized deferred income tax liabilities on those earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Tax Legislation
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”) provision, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, (vii) enacting a beneficial rate to be applied against Foreign Derived Intangible Income ("FDII") and (viii) limiting deductibility of interest and executive compensation expense, among other changes. Due to the fact that the Company is a fiscal year filer, the blended U.S. federal statutory rate for fiscal 2018 is 28.0%. The U.S. federal statutory rate will be 21.0% in fiscal 2019 and thereafter.
The Company has recorded the required income tax effects under the Tax Legislation and provided disclosure pursuant to ASC 740, Income Taxes, and the SEC Staff Accounting Bulletin ("SAB") 118, using its best estimates based on reasonable and supportable assumptions and available inputs and underlying information as of the reporting date. The two provisions that significantly impact the Company for fiscal 2018 are the calculation of the Transition Tax and the impact of the U.S. federal statutory tax rate reduction, from 35% to 21%, on the current and deferred tax provision and related accounts. These amounts were recorded as provisional pursuant to SAB 118 since both require more detailed information before these amounts can be finalized.  Pursuant to SAB 118, for certain elements of the Tax Legislation for which a reasonable estimate could not be determined, the Company has not reported provisional amounts related to these elements and has continued to account for them in accordance with ASC 740 based on the tax laws in effect before the Tax Legislation. The amounts recorded in the year ended June 30, 2018 are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined.
The following table represents amounts recorded to provision for income taxes in the year ended June 30, 2018 for items related to the Tax Legislation:

Year Ended
June 30, 2018
(millions)
Impact of Change in U.S. Federal Statutory Rate on Pre-Tax Income	$(10.9)
Discrete Impacts of Tax Legislation:
Transition Tax - Federal and State(1)	266.0
Re-measurement of deferred taxes(2)	(87.8)
Total Impact of Tax Legislation(3)	$167.3

(1)
The Tax Legislation requires the Company to pay a Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Transition Tax is payable in installments over 8 years beginning in the Company's fiscal 2018. In the year ended June 30, 2018, the Company recorded a cumulative charge of $266.0 million for the Transition Tax. In the year ended June 30, 2018, $222.4 million is recorded as long-term income taxes payable and $43.6 million is recorded in accrued liabilities related to the current portion of this payable on the Company's Consolidated Balance Sheet as of June 30, 2018. Additional detailed information required to complete the calculation includes, but is not limited to, (i) completing a foreign earnings and profit study to determine the Company’s deferred foreign income since 1986, including all acquisitions; (ii) determining foreign taxes paid against deferred foreign income; and (iii) concluding on the total balance of cash and cash equivalents.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Based on the interpretation of available guidance, the Company expects to remit the first payment on the due date of its fiscal year 2018 income tax return, which will be in fiscal 2019. The balance of annual payments will be paid ratably in our quarterly estimated tax payments. The following table presents the expected timing of income tax payments related to the Transition Tax expected to be recognized by the Company:

Transition Tax Payments
(millions)
Fiscal 2019	$43.6
Fiscal 2020	21.2
Fiscal 2021	21.2
Fiscal 2022	21.2
Fiscal 2023	39.7
Fiscal 2024 and 2025	119.1
Total	$266.0

(2)
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company has estimated the rate change adjustment related to the deferred tax balances that reverses within the 2018 fiscal year at a blended U.S federal statutory income tax rate of 28% and those that will reverse after the 2018 fiscal year at the U.S federal statutory income tax rate of 21%. This deferred tax rate change adjustment is provisional and will be finalized after the Company files its federal and state tax returns for fiscal year 2018. The estimated impact recorded in fiscal 2018 will change if the timing of the deferred tax impacts shifts between fiscal 2018 and fiscal 2019 and beyond. The Company’s estimated adjustment may also be affected by other analysis related to the Tax Legislation, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the U.S. state income tax effect of adjustments made to federal temporary differences, such as the full expensing of qualified property which may not be allowed from a state tax perspective.

(3)
This table does not include the $40.7 million of valuation allowances that were initially established during purchase accounting, but were reversed based on facts introduced subsequent to the acquisition date that relate, in part, to the enactment of Tax Legislation. In addition, this table does not include $5.5 million of state taxes due on the expected remittance of earnings from non-U.S. subsidiaries.

The Tax Legislation includes substantial changes to the taxation of foreign income, effectively converting the U.S. to a territorial income tax regime. Notable changes include that foreign earnings after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the BEAT and GILTI, which would increase the Company's effective tax rate, and FDII, which would decrease the effective tax rate below 21%. These tax provisions do not impact the Company until fiscal year 2019, and based on current facts and circumstances, the Company believes that GILTI is the tax provision most likely to apply. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation, offset by available foreign tax credits subject to limitations. For companies subject to GILTI, the FASB has indicated that companies are allowed to record a deferred tax liability related to the outside basis difference in the fiscal year of enactment or record the tax associated with GILTI as a period cost in the period the earnings are included on the U.S. tax return. The Company has chosen to record the future tax associated with GILTI as a period cost, and accordingly, the Company has recorded no additional deferred tax liability in fiscal 2018.
Other provisions of the new legislation that are not applicable to the Company until fiscal 2019 include, but are not limited to, limiting deductibility of interest and executive compensation expense. Based on current facts and circumstances, the Company does not anticipate the impact of these provisions to be material to the overall financial statements.
15. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $12.3 million, $9.1 million and $8.3 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

16. SEGMENT INFORMATION
Prior to fiscal 2018, the Company had three reportable segments: North America (Coach brand), International (Coach brand) and Stuart Weitzman. Beginning in fiscal 2018 and as a result of the Kate Spade acquisition, the Company aligned its reportable segments with the new structure of its business. As a result, the Company has three reportable segments:

•
Coach - Includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.

•
Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, to wholesale customers, through concession shop-in-shops and through independent third party distributors.

•
Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, to wholesale customers and through numerous independent third party distributors.

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Additionally, certain costs were reclassified in fiscal 2017 results from Corporate to the Coach and Stuart Weitzman segments, as the costs can now be specifically identified to a segment. Starting in fiscal 2019, certain SG&A expenses that were reported within our reportable segments in fiscal 2018 will be reflected as Corporate expense. The costs primarily relate to employee costs within shared functional groups. The Company intends to recast its fiscal 2018 segment results for comparability purposes for the quarter ended September 30, 2018. There will be no change to the Company's consolidated results.

The following table summarizes segment performance for fiscal 2018, fiscal 2017 and fiscal 2016:

	Coach(1)	Kate Spade(1)	Stuart Weitzman(1)	Corporate(2)	Total
	(millions)
Fiscal 2018
Net sales	$4,221.5	$1,284.7	$373.8	$—	$5,880.0
Gross profit	2,931.5	711.1	211.3	—	3,853.9
Operating income (loss)	1,084.2	(61.9)	(2.6)	(348.9)	670.8
Income (loss) before provision for income taxes	1,084.2	(61.9)	(2.6)	(422.9)	596.8
Depreciation and amortization expense(3)	139.5	67.2	20.8	43.8	271.3
Total assets	2,256.8	2,626.3	746.4	1,048.8	6,678.3
Additions to long-lived assets(4)	134.4	34.4	7.8	90.8	267.4

Fiscal 2017
Net sales	$4,114.7	$—	$373.6	$—	$4,488.3
Gross profit	2,855.0	—	226.1	—	3,081.1
Operating income (loss)	1,040.0	—	15.5	(268.1)	787.4
Income (loss) before provision for income taxes	1,040.0	—	15.5	(296.5)	759.0
Depreciation and amortization expense(3)	149.9	—	18.9	50.1	218.9
Total assets	1,937.1	—	628.4	3,266.1	5,831.6
Additions to long-lived assets(4)	170.5	—	20.2	92.4	283.1

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal 2016
Net sales	$4,147.1	$—	$344.7	$—	$4,491.8
Gross profit	2,848.9	—	202.4	—	3,051.3
Operating income (loss)	1,024.4	—	32.5	(403.4)	653.5
Income (loss) before provision for income taxes	1,024.4	—	32.5	(430.3)	626.6
Depreciation and amortization expense(3)	132.6	—	19.6	66.9	219.1
Total assets	1,975.5	—	631.2	2,286.0	4,892.7
Additions to long-lived assets(4)	210.2	—	11.5	174.7	396.4

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

(2) Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily represent administrative and information systems expense. Furthermore, certain integration and acquisition costs as well as costs under the Company's Operational Efficiency Plan and Transformation Plan as described in Note 5, "Restructuring Activities," are included within Corporate.

(3)
Depreciation and amortization expense includes $11.0 million of Integration & Acquisition costs for the fiscal year ended June 30, 2018. There were no costs incurred related to the Operational Efficiency Plan for the fiscal year ended June 30, 2018. Depreciation and amortization expenses includes $6.1 million of Operational Efficiency Plan charges and $8.5 million of Operational Efficiency Plan and Transformation Plan charges for the fiscal years ended July 1, 2017 and July 2, 2016, respectively. These charges are recorded within Corporate. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(4)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

The following table shows net sales for each product category represented:

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended
	June 30, 2018		July 1, 2017		July 2, 2016
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach:
Women's Handbags	$2,298.2	39%	$2,308.0	52%	$2,392.9	53%
Men's	844.6	14	808.0	18	725.7	16
Women's Accessories	747.1	13	721.0	16	721.6	16
Other Products	331.6	6	277.7	6	306.9	7
Total Coach	$4,221.5	72%	$4,114.7	92%	$4,147.1	92%
Kate Spade:(1)
Women's Handbags	$703.4	12%	$—	—%	$—	—%
Other Products	311.6	5	—	—	—	—
Women's Accessories	269.7	5	—	—	—	—
Total Kate Spade	$1,284.7	22%	$—	—%	$—	—%
Stuart Weitzman(2)	$373.8	6%	$373.6	8%	$344.7	8%
Total Net Sales	$5,880.0	100%	$4,488.3	100%	$4,491.8	100%

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

(2)	The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Geographic Area Information
As of June 30, 2018, the Company operated 322 retail stores and 281 outlet stores in the United States and 51 retail stores and 16 outlet stores in Canada. Outside of North America, the Company operated 276 concession shop-in-shops within department stores, retail stores and outlet stores in Japan, 275 in Greater China (including mainland China, Hong Kong and Macau) and 211 in other international locations. Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net and other assets.

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2018
Net sales(1)	$3,457.4	$695.7	$737.4	$989.5	$5,880.0
Long-lived assets	663.3	60.6	98.4	181.9	1,004.2
Fiscal 2017
Net sales(1)	$2,432.5	$572.8	$643.9	$839.1	$4,488.3
Long-lived assets	497.7	58.3	93.2	162.2	811.4
Fiscal 2016
Net sales(1)	$2,477.3	$559.8	$652.2	$802.5	$4,491.8
Long-lived assets	750.3	74.8	96.6	141.5	1,063.2

(1)	Includes net sales from our global travel retail business in locations within the specified geographic area.

(2)	Greater China includes mainland China, Hong Kong and Macau.

(3)
Other international sales reflect shipments to third-party distributors, primarily in East Asia, and sales from Company-operated stores and concession shop-in-shops in Europe, Canada, Taiwan, South Korea, Malaysia and Singapore.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(millions, except per share data)
Net income	$397.5	$591.0	$460.5

Weighted-average basic shares	285.4	280.6	277.6
Dilutive securities:
Effect of dilutive securities	3.2	2.2	1.7
Weighted-average diluted shares	288.6	282.8	279.3

Net income per share:
Basic	$1.39	$2.11	$1.66
Diluted	$1.38	$2.09	$1.65

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

At June 30, 2018, options to purchase 3.4 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $48.08 to $78.46, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 30, 2018, July 1, 2017 and July 2, 2016, there were approximately 4.2 million, 5.6 million, and 5.9 million, respectively, of shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
18. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory and one of its former employees, who left the Company during fiscal 2017, maintains a partial ownership interest of less than 50% in a factory, both of which are located in Spain, which are involved in the production of Stuart Weitzman inventory. Payments to these two factories represented $17.1 million and $27.6 million in fiscal 2018 and fiscal 2017, respectively. Amounts payable to these factories were not material at June 30, 2018 or July 1, 2017.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	June 30, 2018	July 1, 2017
	(millions)
Property and equipment
Land and building	$19.0	$13.7
Machinery and equipment	56.0	34.4
Software and computer equipment	409.1	310.4
Furniture and fixtures	322.5	329.6
Leasehold improvements	891.0	729.7
Construction in progress	142.2	71.7
Less: accumulated depreciation	(954.4)	(798.1)
Total property and equipment, net	$885.4	$691.4
Accrued liabilities
Payroll and employee benefits	$174.3	$152.7
Accrued rent	53.9	45.5
Dividends payable	97.2	95.1
Operating expenses	347.8	265.9
Total accrued liabilities	$673.2	$559.2
Other liabilities
Deferred lease obligation	$200.7	$204.2
Gross unrecognized tax benefit	75.3	94.1
Other	191.0	134.8
Total other liabilities	$467.0	$433.1
20. HEADQUARTERS TRANSACTIONS
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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

TAPESTRY, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 30, 2018, July 1, 2017 and July 2, 2016

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Related to Acquisition	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2018
Allowance for bad debts	$1.9	$1.3	$—	$(1.7)	$1.5
Allowance for returns	4.4	12.9	5.0	(10.8)	11.5
Allowance for markdowns	9.4	51.4	9.1	(53.2)	16.7
Valuation allowance	196.1	20.7	129.8	(40.7)	305.9
Total	$211.8	$86.3	$143.9	$(106.4)	$335.6
Fiscal 2017
Allowance for bad debts	$2.2	$1.7	$—	$(2.0)	$1.9
Allowance for returns	6.0	10.3	—	(11.9)	4.4
Allowance for markdowns	15.2	36.9	—	(42.7)	9.4
Valuation allowance	173.4	22.7	—	—	196.1
Total	$196.8	$71.6	$—	$(56.6)	$211.8
Fiscal 2016
Allowance for bad debts	$3.1	$3.7	$—	$(4.6)	$2.2
Allowance for returns	7.5	11.5	—	(13.0)	6.0
Allowance for markdowns	18.0	54.1	—	(56.9)	15.2
Valuation allowance	169.8	3.6	—	—	173.4
Total	$198.4	$72.9	$—	$(74.5)	$196.8

TAPESTRY, INC.

Quarterly Financial Data
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
Fiscal 2018(1)
Net sales	$1,288.9	$1,785.0	$1,322.4	$1,483.7
Gross profit	764.4	1,177.4	908.9	1,003.2
Net income	(17.7)	63.2	140.3	211.7
Net income per common share:
Basic	$(0.06)	$0.22	$0.49	$0.74
Diluted	$(0.06)	$0.22	$0.48	$0.73
Fiscal 2017(1)
Net sales	$1,037.6	$1,321.7	$995.2	$1,133.8
Gross profit	714.7	906.2	705.7	754.5
Net income	117.4	199.7	122.2	151.7
Net income per common share:
Basic	$0.42	$0.71	$0.44	$0.54
Diluted	$0.42	$0.71	$0.43	$0.53
Fiscal 2016(1)(2)
Net sales	$1,030.3	$1,273.8	$1,033.1	$1,154.6
Gross profit	696.5	859.1	713.0	782.7
Net income	96.4	170.1	112.5	81.5
Net income per common share:
Basic	$0.35	$0.61	$0.40	$0.29
Diluted	$0.35	$0.61	$0.40	$0.29

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

(2)	The fourth quarter of fiscal 2016 included the results of the 53rd week, contributing to $84.4 million in net revenues and $0.07 in net income per diluted share.

EXHIBITS TO FORM 10-K

(a)	Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of May 7, 2017, by and among Coach, Inc., Kate Spade & Company and Chelsea Merger Sub, Inc., which is incorporated by reference from Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2017

3.1
Amended and Restated Bylaws of Tapestry, Inc., effective as of October 31, 2017, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2017

3.2	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.3	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.5	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2005
3.6
Articles of Amendment to Charter of Tapestry, Inc., effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017

4.1	Specimen Certificate for Common Stock of Tapestry, Inc.
4.2
Indenture, dated as of March 2, 2015, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.3
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.4
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.5
Second Supplemental Indenture, dated as of June 20, 2017, relating to the 3.000% senior unsecured notes due 2022, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.6
Third Supplemental Indenture, dated as of June 20, 2017, relating to the 4.125% senior unsecured notes due 2027, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.7
Form of 3.000% senior unsecured notes due 2022 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.8
Form of 4.125% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

10.1
Purchase Agreement among Stuart Weitzman Topco LLC, Stuart Weitzman Intermediate LLC and Coach, Inc., dated January 5, 2015, which is incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.2
Letter Agreement between Stuart Weitzman and Coach, Inc., dated January 5, 2015, which is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.3†	Coach, Inc. 2000 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003
10.4†
Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to The Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.5†
Amended and Restated Coach, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on September 30, 2016

10.6†
Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

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
10.9†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

10.10†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 18, 2015), which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on September 25, 2015

10.11†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 23, 2016), which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of the Stockholders, filed on September 30, 2016

10.12†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 20, 2017), which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of the Stockholders, filed on September 29, 2017

10.13†
Form of Stock Option Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the period ended June 27, 2015

10.14†
Form of Restricted Stock Unit Award Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the period ended June 27, 2015

10.15†
Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the period ended June 27, 2015

10.16†
Form of Stock Option Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the period ended June 27, 2015

10.17†
Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Amended and Restated Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the period ended June 27, 2015

10.18†
Coach, Inc. 2013 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed on September 27, 2013

10.19†	Tapestry, Inc. 2018 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2018
10.20†
Letter Agreement, dated February 13, 2013, between Coach, Inc. and Victor Luis, which is incorporated herein by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.21†
Employment Offer Letter, dated January 26, 2015, between Coach, Inc. and Ian Bickley, which is incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.22†
Employment Offer Letter, dated January 26, 2015, between Coach Inc. and Andre Cohen, which is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2015

10.23†	Letter Agreement, dated June 22, 2015, between Coach, Inc. and Sarah Dunn, which is incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2015
10.24†	Letter Agreement, dated June 22, 2015, between Coach, Inc. and Todd Kahn, which is incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2015
10.25†
Letter Agreement, dated August 22, 2016, between Coach, Inc. and Victor Luis, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 26, 2016

10.26†
Letter Agreement, dated August 22, 2016, between Coach, Inc. and Ian Bickley, which is incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 26, 2016

10.27†
Letter Agreement, dated September 8, 2016, between Coach, Inc. and Andre Cohen, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 9, 2016

Exhibit	Description
10.28
Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.29
Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.30
Amended and Restated Development Agreement, dated as of August 1, 2016, by and between ERY Developer LLC and Coach Legacy Yards LLC, which is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.31
Termination and Release of the Coach Guaranty, dated as of August 1, 2016, by and between Podium Fund Tower C SPV LLC and ERY Developer LLC, which is incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.32†
Employment Offer Letter, dated December 12, 2016, between Coach, Inc. and Kevin Wills, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2016

10.33†
Employment Offer Letter, dated March 27, 2017, between Coach, Inc. and Joshua Schulman, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2017

10.34
Commitment Letter, dated May 7, 2017, among Coach, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., which is incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2017

10.35
Credit Agreement, dated as of May 30, 2017, by and among Coach, Inc., Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as Co-Syndication Agents, and the other lenders party thereto, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 31, 2017

10.36
Sublease, dated as of September 13, 2017 between Coach, Inc. and The Guardian Life Insurance Company of America, a New York mutual insurance company, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 14, 2017.

12*	Computation of Ratio of Earnings to Fixed Charges
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

†	Management contract or compensatory plan or arrangement.