Form 10-Q
period 2018-09-29
TAPESTRY, INC.
filed 2018-11-08
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 26, 2018 the Registrant had 289,795,992 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (ii) our ability to upgrade our information technology systems precisely and efficiently; (iii) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global house of lifestyle brands; (iv) our ability to successfully execute our operational efficiency and transformation initiatives; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (viii) our ability to control costs; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the risk of cyber security threats and privacy or data security breaches; (xii) the impact of tax legislation; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 ("fiscal year 2018"). The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2018	June 30, 2018
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$904.7	$1,243.4
Short-term investments	158.5	6.6
Trade accounts receivable, less allowances of $4.2 and $1.5, respectively	283.1	314.1
Inventories	820.9	673.8
Prepaid expenses	109.1	82.6
Income tax receivable	92.8	25.8
Other current assets	98.4	86.3
Total current assets	2,467.5	2,432.6
Property and equipment, net	888.3	885.4
Goodwill	1,485.0	1,484.3
Intangible assets	1,728.5	1,732.9
Deferred income taxes	22.8	24.3
Other assets	111.2	118.8
Total assets	$6,703.3	$6,678.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$292.9	$264.3
Accrued liabilities	605.8	673.2
Current debt	0.7	0.7
Total current liabilities	899.4	938.2
Long-term debt	1,600.5	1,599.9
Deferred income taxes	225.5	206.2
Long-term income taxes payable	217.7	222.4
Other liabilities	450.6	467.0
Total liabilities	3,393.7	3,433.7

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 289.8 million and 288.0 million shares, respectively	2.9	2.9
Additional paid-in-capital	3,231.1	3,205.5
Retained earnings	163.7	119.0
Accumulated other comprehensive income (loss)	(88.1)	(82.8)
Total stockholders' equity	3,309.6	3,244.6
Total liabilities and stockholders' equity	$6,703.3	$6,678.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 29, 2018	September 30, 2017
	(millions, except per share data)
	(unaudited)
Net sales	$1,381.2	$1,288.9
Cost of sales	446.1	526.0
Gross profit	935.1	762.9
Selling, general and administrative expenses	777.4	784.7
Operating income (loss)	157.7	(21.8)
Interest expense, net	13.1	20.5
Income (loss) before provision for income taxes	144.6	(42.3)
Provision for income taxes	22.3	(24.6)
Net income (loss)	$122.3	$(17.7)
Net income (loss) per share:
Basic	$0.42	$(0.06)
Diluted	$0.42	$(0.06)
Shares used in computing net income (loss) per share:
Basic	288.8	283.2
Diluted	292.0	286.7
Cash dividends declared per common share	$0.3375	$0.3375

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(millions)
	(unaudited)
Net income (loss)	$122.3	$(17.7)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	4.5	(3.1)
Unrealized gains on available-for-sale investments, net	—	0.2
Foreign currency translation adjustments	(9.8)	8.5
Other comprehensive (loss) income, net of tax	(5.3)	5.6
Comprehensive income (loss)	$117.0	$(12.1)

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 29, 2018	September 30, 2017
	(millions)
	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$122.3	$(17.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	61.0	65.5
Provision for bad debt	2.6	0.3
Share-based compensation	22.0	20.0
Integration and restructuring activities	1.4	94.6
Deferred income taxes	17.2	(23.6)
Other non-cash charges, net	5.6	(3.2)
Changes in operating assets and liabilities:
Trade accounts receivable	25.5	31.6
Inventories	(150.7)	(156.0)
Accounts payable	23.4	(23.8)
Accrued liabilities	(65.9)	(45.7)
Other liabilities	(2.0)	(38.9)
Other assets	(81.7)	(6.9)
Net cash used in operating activities	(19.3)	(103.8)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(15.7)	(2,320.2)
Purchases of investments	(159.9)	(3.0)
Proceeds from maturities and sales of investments	7.8	150.5
Purchases of property and equipment	(55.2)	(48.9)
Net cash used in investing activities	(223.0)	(2,221.6)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	(97.2)	(95.1)
Proceeds from issuance of debt	—	1,100.0
Proceeds from share-based awards	26.2	43.5
Taxes paid to net settle share-based awards	(23.1)	(26.0)
Net cash (used in) provided by financing activities	(94.1)	1,022.4
Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.4
Net decrease in cash and cash equivalents	(338.7)	(1,299.6)
Cash and cash equivalents at beginning of period	1,243.4	2,672.9
Cash and cash equivalents at end of period	$904.7	$1,373.3
Supplemental information:
Cash paid for income taxes, net	$69.2	$22.5
Cash paid for interest	$19.1	$12.8
Noncash investing activity - property and equipment obligations	$39.7	$46.5

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
The Coach segment includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.
The Kate Spade segment includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.
The Stuart Weitzman segment includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 ("fiscal 2018") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended September 29, 2018 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2019 ("fiscal 2019").
During the first quarter of fiscal 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and its Kate Spade distributor in Australia. During the first quarter of 2018, the Company completed its acquisition of Kate Spade & Company ("Kate Spade"). During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to take operational control of the KS China Co., Limited and KS HMT Co., Limited joint ventures ("Kate Spade Joint Ventures") that operate in mainland China, Hong Kong, Macau and Taiwan in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand. The results of operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2019 will be a 52-week period. Fiscal 2018 ended on June 30, 2018 and was also a 52-week period. The first quarter of fiscal 2019 ended on September 29, 2018 and the first quarter of fiscal 2018 ended on September 30, 2017. These were 13-week periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
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
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation. Beginning in fiscal 2019, the Company changed its expense reporting to more closely align with the organizational structure and management of the business. Accordingly, certain Selling, general and administrative ("SG&A") expenses that were reported within our reportable segments in fiscal 2018 are now reflected as Corporate expenses. Refer to Note 17, "Segment Information," for further information.
In addition, certain prior year costs related to compensation of the supply chain function for Kate Spade have been reclassified to conform to the current year presentation. These costs amounted to $5.4 million for the fiscal year ended June 30, 2018 and have been reclassified from SG&A expenses to Cost of sales within the Company's Condensed Consolidated Statements of Operations.
3. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model supersedes most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. The FASB has also issued several related ASUs which provide additional implementation guidance and clarify the requirements of the model.
The Company adopted ASU 2014-09 beginning in the first quarter of fiscal 2019 utilizing the modified retrospective approach. The cumulative effect of initially applying the new standard did not result in a change to opening retained earnings. Prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Effects of adoption include balance sheet presentation changes including presentation of estimated returned products and refund liabilities on a gross basis, as well as an increase in deferred revenue related to current year licensing contract activity due to a change in the method of recognizing sales-based royalties. These balance sheet presentation changes resulted in an increase of $6.1 million to Other current assets, a decrease of $5.8 million to Accounts receivable and an increase of $1.8 million to Accrued liabilities. Furthermore, the adoption changed the income statement classification of certain items, primarily related to cooperative advertising allowances and other consideration provided to wholesale customers. The following table compares the reported results in fiscal 2019 under the new standard to the amounts that would have been reported if the standard had not been adopted:

	Three Months Ended September 29, 2018
	(millions)
	As Reported	Impact of Adoption	Balances Excluding Adoption
Net sales	$1,381.2	$(2.2)	$1,383.4
Cost of sales	446.1	0.1	446.0
Gross profit	935.1	(2.3)	937.4
Selling, general and administrative expenses	777.4	(0.8)	778.2
Operating income (loss)	$157.7	$(1.5)	$159.2
For further information regarding revenue from contracts with customers, refer to Note 4, "Revenue."
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). This ASU requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to a third party. The Company adopted ASU 2016-16 beginning in the first quarter of fiscal 2019 utilizing the modified retrospective approach, which resulted in a cumulative adjustment of $20.2 million to its opening retained earnings balance. Overall, the adoption of ASU 2016-16 did not have a material impact on the Company's consolidated financial statements.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for nearly all leases (other than short-term leases), as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, with targeted improvements to the guidance including an additional transition method for the new standard. As a result, the new standard may be applied with a retrospective approach to each prior reporting period with various optional practical expedients, or with the initial application at the adoption with a cumulative-effect adjustment in the opening balance of retained earnings. The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto, and has not yet determined which transition method will be applied upon adoption. The Company expects the guidance will result in a significant increase to long-term assets and liabilities on its consolidated balance sheets and does not expect it to have a material impact on the consolidated statements of operations. This guidance is not expected to have a material impact on the Company's liquidity.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"), which is intended to improve the effectiveness of fair value disclosures. The ASU removes or modifies certain disclosure requirements related to fair value information, as well as adds new disclosure requirements for Level 3 fair value measurements. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The company is currently in the process of evaluating the impact that adopting ASU 2018-13 will have on its consolidated financial statements and notes thereto, however, does not expect a material impact resulting from this guidance.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2018-15"), which is intended to clarify the accounting for implementation costs of cloud computing arrangements which are deemed to be a service contract rather than a software license. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The company is currently in the process of evaluating the impact that adopting ASU 2018-15 will have on its consolidated financial statements and notes thereto.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

4. REVENUE
The Company recognizes revenue primarily from sales of the products of its brands through retail and wholesale channels, including the Internet. The Company also generates revenue from royalties related to licensing its trademarks, as well as sales in ancillary channels. In all cases, revenue is recognized upon the transfer of control of the promised products or services to the customer, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
The Company recognizes revenue in its retail stores, including concession shop-in-shops, at the point-of-sale when the customer obtains physical possession of the products. Internet revenue from sales of products ordered through the Company's e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and Internet revenues are recorded net of estimated returns, which are estimated by developing an expected value based on historical experience. Payment is due at the point of sale.
Gift cards issued by the Company are recorded as a liability until redeemed by the customer, at which point revenue is recognized. The company also uses historical information to estimate the amount of gift card balances that will never be redeemed and recognizes that amount as revenue over time in proportion to actual customer redemptions if the Company does not have a legal obligation to remit unredeemed gift cards to any jurisdiction as unclaimed property.
The Company recognizes revenue within the wholesale channel at the time title passes and risk of loss is transferred to customers, which is generally at the point of shipment of products but may occur upon receipt of the shipment by the customer in certain cases. Payment is generally due 30 to 90 days after shipment. Wholesale revenue is recorded net of estimates for returns, discounts, end-of-season markdowns, cooperative advertising allowances and other consideration provided to the customer. Discounts are based on contract terms with the customer, while cooperative advertising allowances and other consideration may be based on contract terms or negotiated on a case by case basis. Returns and markdowns generally require approval from the Company and are estimated based on historical trends, current season results and inventory positions at the wholesale locations, current market and economic conditions as well as, in select cases, contractual terms. The Company's historical estimates of these variable amounts have not differed materially from actual results.
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ending September 29, 2018.
The Company has elected a practical expedient not to disclose the remaining performance obligations that are unsatisfied as of the end of the period related to contracts with an original duration of one year or less and variable consideration related to sales-based royalty arrangements. There are no other contracts with transaction price allocated to remaining performance obligations other than future minimum royalties as discussed above, which are not material.
Other practical expedients elected by the Company include (i) assuming no significant financing component exists for any contract with a duration of one year or less, (ii) accounting for shipping and handling as a fulfillment activity within SG&A expense regardless of the timing of the shipment in relation to the transfer of control and (iii) excluding sales and value added tax from the transaction price.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Disaggregated Net Sales
The following table disaggregates the Company's net sales into geographies that depict how economic factors may impact the revenues and cash flows for the periods presented. Each geography presented includes net sales related to the Company's directly operated channels, global travel retail business and to wholesale customers, including distributors, in locations within the specified geographic area.

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 29, 2018
Coach	$544.6	$161.1	$190.9	$64.1	$960.7
Kate Spade	257.6	11.2	35.0	21.6	325.4
Stuart Weitzman	48.3	14.9	5.9	26.0	95.1
Total	$850.5	$187.2	$231.8	$111.7	$1,381.2

Three Months Ended September 30, 2017
Coach	$527.4	$158.9	$173.4	$64.0	$923.7
Kate Spade	217.3	0.2	31.4	19.9	268.8
Stuart Weitzman	56.5	9.0	3.1	27.8	96.4
Total	$801.2	$168.1	$207.9	$111.7	$1,288.9

(1)	Greater China includes mainland China, Hong Kong, Macau and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other international sales primarily represents sales in Europe, the Middle East and licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized, as well as sales-based royalty payments received. The balance of such amounts as of September 29, 2018 and June 30, 2018 was $31.2 million and $29.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 29, 2018, net sales of $3.0 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.
5. INTEGRATION AND ACQUISITION COSTS
During the three months ended September 29, 2018, the Company incurred integration costs of $19.5 million. The charges recorded in Cost of sales were $0.6 million. Of the amount recorded to Cost of sales, $2.0 million was recorded in the Coach segment and a reduction of expense of $1.4 million was recorded in the Kate Spade segment. The charges recorded to SG&A expenses were $18.9 million. Of the amount recorded to SG&A expenses, $11.5 million was recorded in the Stuart Weitzman segment, $4.0 million was recorded within Corporate and $3.4 million was recorded in the Kate Spade segment. Of the total costs of $19.5 million, $1.4 million were non-cash charges related to inventory, organization-related costs and asset write-offs.
The Company estimates that it will incur approximately $40 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, for the remainder of fiscal 2019.
During the three months ended September 30, 2017, the Company incurred integration and acquisition-related costs of $187.5 million. The charges recorded in cost of sales for the three months ended September 30, 2017 were $88.4 million. These charges recorded to cost of sales were recorded in the Kate Spade segment. The charges recorded in SG&A expenses for the three months ended September 30, 2017 were $99.1 million. Of the amount recorded to SG&A expenses, $67.8 million was recorded in the Kate Spade segment, $30.4 million was recorded within Corporate and $0.9 million was recorded in the Stuart Weitzman segment. Of the total costs of $187.5 million, $94.6 million were non-cash charges related to purchase accounting adjustments, inventory, organization-related costs and asset write-offs.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Refer to Note 7, "Acquisitions," for more information.
A summary of the integration and acquisition charges is as follows:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(millions)
Purchase accounting adjustments(1)	$2.0	$52.0
Acquisition costs(2)	—	39.9
Inventory-related charges(3)	(1.4)	37.6
Contractual payments(4)	7.1	35.9
Organization-related costs(5)	0.3	14.0
Other(6)	11.5	8.1
Total	$19.5	$187.5

(1)	Purchase accounting adjustments were primarily related to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs were primarily related to deal fees associated with the acquisition.

(3)	Inventory-related charges were primarily related to reserves for the destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials.

(4)
Contractual payments were primarily related to contract termination charges for the three months ended September 29, 2018 and were primarily related to severance and related costs as a result of pre-existing agreements with certain Kate Spade executives which became effective upon the closing of the acquisition for the three months ended September 30, 2017.

(5)	Organization-related costs were primarily related to severance charges.

(6)	Other charges were primarily related to professional fees and asset write-offs.
6. RESTRUCTURING ACTIVITIES
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
During the three months ended September 30, 2017, the Company incurred charges of $3.1 million primarily due to technology infrastructure costs and organizational efficiency costs. Total cumulative charges incurred under the Operational Efficiency Plan were $87.4 million. These charges were recorded as Corporate expenses within SG&A expenses within the Company's Condensed Consolidated Statements of Operations. The plan was concluded at the end of fiscal 2018.
There were no remaining liabilities under the Company's Operational Efficiency Plan as of September 29, 2018. The balance of $1.4 million as of June 30, 2018 is included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets.
7. ACQUISITIONS
Fiscal 2019 Acquisitions
Distributor Acquisitions
During the first quarter of fiscal 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and its Kate Spade distributor in Australia.
The aggregate purchase consideration for the two acquisitions was $18.0 million, all of which will be paid in cash. Of the cash consideration, $15.7 million was paid during the first quarter of fiscal 2019 and the remaining will be paid in the future. Of the total purchase consideration of $18.0 million, $11.1 million of net assets were recorded at their fair values, and the excess of

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $6.9 million, all of which was assigned to the Stuart Weitzman segment.
The purchase price allocation for these assets acquired and liabilities assumed is expected to be updated during the second quarter of fiscal 2019. The pro forma results are not presented for these acquisitions as they are immaterial.
Fiscal 2018 Acquisitions
Kate Spade and Company Acquisition
On July 11, 2017, the Company completed its acquisition of Kate Spade & Company for $18.50 per share for a total purchase price of $2.40 billion. As a result, Kate Spade became a wholly owned subsidiary of the Company.
The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired). Consideration also included $5.3 million as a result of the conversion of unvested equity awards held by Kate Spade employees. The Company funded the acquisition through cash on-hand, as well as debt proceeds as described in Note 12, "Debt."
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
The purchase price allocation for the assets acquired and liabilities assumed is complete. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value
	(millions)
Cash and cash equivalents	$71.8	$—	$71.8
Trade accounts receivable	62.8	—	62.8
Inventories(1)	310.1	—	310.1
Prepaid expenses and other current assets	33.9	(1.2)	32.7
Property and equipment	175.5	—	175.5
Goodwill(2)(3)	916.1	(16.1)	900.0
Brand intangible asset(4)	1,300.0	—	1,300.0
Other intangible assets(5)	119.2	—	119.2
Other assets	59.0	11.1	70.1
Total assets acquired	3,048.4	(6.2)	3,042.2
Accounts payable and accrued liabilities	233.3	—	233.3
Deferred income taxes(6)	333.0	(7.3)	325.7
Other liabilities(7)	84.8	1.1	85.9
Total liabilities assumed	651.1	(6.2)	644.9
Total purchase price	2,397.3	—	2,397.3

Less: Cash acquired	(71.8)	—	(71.8)

Total purchase price, net of cash acquired	$2,325.5	$—	$2,325.5

(1) Included a step-up adjustment of $67.5 million, which was amortized over 4 months.
(2) The majority of the goodwill balance is not deductible for tax purposes.
(3) The Company assigned $324.0 million of goodwill associated with the Kate Spade acquisition to Coach brand reporting units based upon the analysis of expected synergies, including the allocation of corporate synergies to the brands.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(4) The brand intangible asset, of which the majority is not deductible for tax purposes, was valued based on the multi-period excess earnings method.
(5) The components of other intangible assets included favorable lease rights of $72.2 million (amortized over the remainder of the underlying lease terms), customer relationships of $45.0 million (amortized over 15 years) and order backlog of $2.0 million (amortized over 6 months). Favorable lease rights were valued based on a comparison of market participant information and Company-specific lease terms. The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date.

(6)
The Company acquired $200.1 million of net deferred tax assets related to Kate Spade historical federal and state net operating losses, net of a $39.3 million valuation allowance, which the Company expects to be able to utilize. The deferred tax adjustments resulting from the step-up in basis of acquired assets, most notably the brand intangible asset, resulted in an overall deferred tax liability.

(7)	Includes an adjustment for unfavorable lease rights of $49.5 million (amortized over the remainder of the underlying lease terms).
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
The aggregate purchase consideration for the three acquisitions was $153.7 million, of which $106.9 million is cash consideration and the remaining is related to non-cash consideration. Of the cash consideration, $61.5 million (or $55.6 million net of cash acquired) was paid during fiscal 2018 and the remaining will be paid in the future. Of the total purchase consideration of $153.7 million, $50.0 million of net assets were recorded at their fair values, and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $103.7 million. Of this amount, $52.8 million, $49.3 million and $1.6 million were assigned to the Company's Kate Spade, Stuart Weitzman and Coach segments, respectively. During the fourth quarter of fiscal 2018, there were measurement period adjustments of $2.3 million and $0.5 million, related to the Kate Spade and Stuart Weitzman segments, respectively, which decreased Goodwill.
The purchase price allocation for these assets acquired and liabilities assumed is substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period. The pro forma results are not presented for these acquisitions as they are immaterial.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 30, 2018	$654.8	$627.0	$202.5	$1,484.3
Foreign exchange impact	(3.5)	(1.4)	(1.3)	(6.2)
Acquisition of goodwill(1)	—	—	6.9	6.9
Balance at September 29, 2018	$651.3	$625.6	$208.1	$1,485.0

(1)	Refer to Note 7, "Acquisitions," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Intangible Assets
Intangible assets consist of the following:

	September 29, 2018			June 30, 2018
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(19.0)	$81.5	$100.5	$(17.3)	$83.2
Order backlog	—	—	—	2.0	(2.0)	—
Favorable lease rights	97.3	(27.1)	70.2	97.3	(24.4)	72.9
Total intangible assets subject to amortization	197.8	(46.1)	151.7	199.8	(43.7)	156.1
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	1,576.8	—	1,576.8
Total intangible assets	$1,774.6	$(46.1)	$1,728.5	$1,776.6	$(43.7)	$1,732.9
As of September 29, 2018, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2019	$16.5
Fiscal 2020	19.9
Fiscal 2021	18.4
Fiscal 2022	16.4
Fiscal 2023	15.3
Fiscal 2024	13.3
Fiscal 2025 and thereafter	51.9
Total	$151.7
The expected amortization expense above reflects remaining useful lives ranging from approximately 11.6 to 13.8 years for customer relationships and the remaining lease terms ranging from approximately 4 months to 16.5 years for favorable lease rights.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

9. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net loss	—	—	—	(17.7)	—	(17.7)
Other comprehensive income	—	—	—	—	5.6	5.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.3	—	17.5	—	—	17.5
Share-based compensation	—	—	23.3	—	—	23.3
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($0.3375 per share)	—	—	—	(95.9)	—	(95.9)
Balance at September 30, 2017	284.2	$2.8	$3,024.4	$(5.9)	$(81.3)	$2,940.0

Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income	—	—	—	122.3	—	122.3
Other comprehensive loss	—	—	—	—	(5.3)	(5.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	3.2	—	—	3.2
Share-based compensation	—	—	22.4	—	—	22.4
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	20.2	—	20.2
Balance at September 29, 2018	289.8	$2.9	$3,231.1	$163.7	$(88.1)	$3,309.6

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized (Losses) Gains on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive (loss) income before reclassifications	(1.5)	0.2	8.5	—	7.2
Less: income reclassified from accumulated other comprehensive income to earnings	1.6	—	—	—	1.6
Net current-period other comprehensive (loss) income	(3.1)	0.2	8.5	—	5.6
Balances at September 30, 2017	$(0.1)	$(0.2)	$(80.6)	$(0.4)	$(81.3)

Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	3.6	—	(9.8)	—	(6.2)
Less: losses reclassified from accumulated other comprehensive income to earnings	(0.9)	—	—	—	(0.9)
Net current-period other comprehensive income (loss)	4.5	—	(9.8)	—	(5.3)
Balances at September 29, 2018	$5.9	$—	$(95.1)	$1.1	$(88.1)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($1.6) million and ($1.1) million as of September 29, 2018 and September 30, 2017, respectively. The amounts reclassified from AOCI are net of tax of $0.3 million and ($1.0) million as of September 29, 2018 and September 30, 2017, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at September 29, 2018 and September 30, 2017 are net of tax of $0.6 million and $0.2 million, respectively.

10. EARNINGS PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is calculated similarly but includes potential dilution from the exercise of stock options and restricted stock units and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(millions, except per share data)
Net income (loss)	$122.3	$(17.7)

Weighted-average basic shares	288.8	283.2
Dilutive securities:
Effect of dilutive securities	3.2	3.5
Weighted-average diluted shares	292.0	286.7

Net income (loss) per share:
Basic	$0.42	$(0.06)
Diluted	$0.42	$(0.06)
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 29, 2018 and September 30, 2017, there were 5.3 million and 5.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

11. SHARE-BASED COMPENSATION
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 29, 2018(1)	September 30, 2017(1)
	(millions)
Share-based compensation expense	$22.4	$23.3
Income tax benefit related to share-based compensation expense	4.2	7.6

(1)
During the three months ended September 29, 2018 and September 30, 2017, the Company incurred $0.4 million and $2.5 million of share-based compensation expense related to integration, respectively. There was $0.8 million of share-based compensation expense incurred under the Operational Efficiency Plan for the three months ended September 30, 2017.

Stock Options
A summary of stock option activity during the three months ended September 29, 2018 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 30, 2018	12.5
Granted	1.5
Exercised	(0.7)
Forfeited or expired	(0.1)
Outstanding at September 29, 2018	13.2
The weighted-average grant-date fair value of options granted during the three months ended September 29, 2018 and September 30, 2017 was $11.47 and $7.69, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 29, 2018	September 30, 2017
Expected term (years)	5.1	5.2
Expected volatility	28.9%	28.3%
Risk-free interest rate	2.8%	1.8%
Dividend yield	2.6%	3.3%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 29, 2018 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 30, 2018	3.5
Granted	1.6
Vested	(1.3)
Forfeited	—
Non-vested at September 29, 2018	3.8

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The weighted-average grant-date fair value of share awards granted during the three months ended September 29, 2018 and September 30, 2017 was $51.31 and $41.11, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 29, 2018 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 30, 2018	0.9
Granted	0.2
Change due to performance condition achievement	(0.1)
Vested	(0.2)
Forfeited	—
Non-vested at September 29, 2018	0.8
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may occur before or at the time the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 29, 2018 and September 30, 2017 was $51.36 and $41.26, respectively.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 29, 2018	June 30, 2018
	(millions)
Current debt:
Capital lease obligations	$0.7	$0.7
Total current debt	$0.7	$0.7

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	11.4
Capital lease obligations	6.0	6.0
Total long-term debt	1,617.4	1,617.4
Less: Unamortized discount and debt issuance costs on Senior Notes	(16.9)	(17.5)
Total long-term debt, net	$1,600.5	$1,599.9
During the three months ended September 29, 2018 and September 30, 2017, the Company recognized interest expense related to its debt of $16.8 million and $24.4 million, respectively.
Revolving Credit Facility
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of September 29, 2018.
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
At September 29, 2018 and June 30, 2018, the total fair value of the 2025, 2022 and 2027 Senior Notes was $1.55 billion and $1.56 billion, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.4 million as of September 29, 2018 and June 30, 2018 to the other partner of the Kate Spade Joint Ventures, to be payable in fiscal 2021.
Capital Lease Obligations
As a result of the Company's sale-leaseback agreement for its office building in North Bergen, NJ, the Company has total capital lease obligations of $0.7 million recorded within Current debt and $6.0 million recorded within Long-term debt on the Company's Condensed Consolidated Balance Sheets as of September 29, 2018 and June 30, 2018. The remaining lease obligations will be amortized through May 1, 2025.
13. FAIR VALUE MEASUREMENTS
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 29, 2018 and June 30, 2018:

	Level 1		Level 2
	September 29, 2018	June 30, 2018	September 29, 2018	June 30, 2018
	(millions)
Assets:
Cash equivalents(1)	$456.7	$592.5	$0.4	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	11.7	—
Government securities - U.S.(2)	75.1	—	—	—
Corporate debt securities - U.S.(2)	—	—	42.9	—
Corporate debt securities - non U.S.(2)	—	—	19.3	—
Other	—	—	8.9	6.0
Derivative Assets:
Inventory-related instruments(3)	—	—	9.2	5.6
Intercompany loan hedges(3)	—	—	1.6	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	2.6	2.3
Intercompany loan hedges(3)	—	—	—	0.1

(1)
Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(2)	Short-term investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets.

(3)
The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.

Refer to Note 12, "Debt," for the fair value of the Company's outstanding debt instruments.
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
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated short-term investments, recorded within the Company's Condensed Consolidated Balance Sheets as of September 29, 2018 and June 30, 2018:

	September 29, 2018	June 30, 2018
	(millions)
Available-for-sale investments:
Commercial paper(1)	$11.7	$—
Government securities - U.S.(2)	75.1	—
Corporate debt securities - U.S.(2)	42.9	—
Corporate debt securities - non-U.S.(2)	19.3	—
Available-for-sale investments, total	$149.0	$—
Other:
Time deposits(1)	0.6	0.6
Other	8.9	6.0
Total Investments	$158.5	$6.6

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of September 29, 2018 have maturity dates between calendar years 2018 and 2019 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended September 29, 2018 and June 30, 2018.
15. INCOME TAXES
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
The Tax Legislation includes substantial changes to the taxation of foreign income, effectively converting the U.S. to a territorial income tax regime. Notable changes include that foreign earnings after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies are subject to the BEAT and GILTI provisions, which would increase the

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Company's effective tax rate, and the FDII provision, which would decrease the effective tax rate. The Company has decided to account for GILTI in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the three months ended September 29, 2018. As a result, during the three months ended September 29, 2018, the Company recorded approximately $4 million to Provision for income taxes related to the GILTI and FDII provisions.
During fiscal 2018, the Company recorded charges of $178.2 million within its income tax provision in connection with the Tax Legislation, of which $266.0 million related to the mandatory transition tax and $(87.8) million related to the revaluation of the Company's deferred tax assets and liabilities. There were no additional charges recorded in fiscal 2019 related to these items.
The Company recorded all of the required income tax effects under the Tax Legislation and provided disclosure pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, and the SEC Staff Accounting Bulletin ("SAB") 118, using its best estimates based on reasonable and supportable assumptions, available inputs and underlying information. The amounts that were recorded are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined.
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $36.3 million and $35.1 million outstanding at September 29, 2018 and June 30, 2018, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company paid approximately $26 million in the first quarter ending September 29, 2018 and expects to pay the remaining $240 million related to the Transition Tax from fiscal 2019 through fiscal 2025. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of September 29, 2018 related to debt repayments. Refer to Note 12, "Debt," for further information.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
17. SEGMENT INFORMATION
The Company has three reportable segments:

•
Coach - Includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.

•
Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.

•
Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.

Beginning in fiscal 2019, the Company changed its expense reporting to more closely align with the organizational structure and management of the business. Accordingly, certain SG&A expenses that were previously reported within our reportable segments are now reflected in Corporate expense. The costs primarily relate to employee costs within shared functional groups. The following table recasts segment reporting for the three months ended September 30, 2017.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three months ended September 29, 2018 and September 30, 2017:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended September 29, 2018
Net sales	$960.7	$325.4	$95.1	$—	$1,381.2
Gross profit	679.7	207.7	47.7	—	935.1
Operating income (loss)	230.9	44.8	(18.4)	(99.6)	157.7
Income (loss) before provision for income taxes	230.9	44.8	(18.4)	(112.7)	144.6
Depreciation and amortization expense(2)	33.5	12.6	4.2	11.1	61.4
Additions to long-lived assets(3)	17.3	19.7	1.6	16.6	55.2

Three Months Ended September 30, 2017
Net sales	$923.7	$268.8	$96.4	$—	$1,288.9
Gross profit	632.1	74.8	56.0	—	762.9
Operating income (loss)	208.1	(123.3)	8.9	(115.5)	(21.8)
Income (loss) before provision for income taxes	208.1	(123.3)	8.9	(136.0)	(42.3)
Depreciation and amortization expense(2)	38.1	10.4	4.0	13.0	65.5
Additions to long-lived assets(3)	29.1	6.9	0.7	12.2	48.9

(1)
Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense. Furthermore, certain integration and acquisition costs as well as costs under the Operational Efficiency Plan as described in Note 5, "Integration and Acquisition Costs," and Note 6, "Restructuring Activities," respectively, are included within Corporate.

(2)
Depreciation and amortization expense includes $0.4 million of integration and acquisition costs for the three months ended September 29, 2018. These charges are recorded within the Kate Spade segment. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(3)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

18. HEADQUARTERS TRANSACTIONS
Sublease Agreement
During the first quarter in fiscal 2018, the Company entered into a Sublease (the "Sublease"), as sublandlord, with The Guardian Life Insurance Company of America, a New York mutual insurance company ("Guardian"), as subtenant, pursuant to which the Company has agreed to sublease to Guardian three floors of the Company's leased space at 10 Hudson Yards, New York, NY, consisting of approximately 148,813 square feet of office space. The term of the Sublease expires on June 29, 2036 (the "Expiration Date"). The rent commencement date under the Sublease is estimated to occur on February 1, 2019.
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
The following discussion of the Company's financial condition and results of operations should be read together with the Company's condensed consolidated financial statements and notes to those statements included elsewhere in this document. When used herein, the terms "the Company," "Tapestry," "we," "us" and "our" refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the identified brand.
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
The Company has three reportable segments:

•
Coach - Includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.

•
Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.

•
Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.

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
Fiscal 2019 Strategic Initiatives
The Company is focused first and foremost on execution in fiscal 2019. The goal is to deliver strong revenue and operating income growth in fiscal 2019, while making the right strategic investments to support our long-term vision. Specifically, in fiscal 2019, the Company intends to:
•Capture the full benefit of a multi-brand structure and synergies
•Fuel brand innovation by accelerating product newness across all brands
•Drive global growth with an emphasis on the Chinese consumer
•Advance our digital and data analytic capabilities
Recent Developments
Enterprise Resource Management ("ERP") Implementation
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting, a point-of-sale system for Coach in North America as well as a human resource information system for Corporate, Coach and Stuart Weitzman employees. In fiscal 2019, the Company will extend these newly implemented systems to other areas of the Company. Furthermore, beginning in the second quarter of fiscal 2019, the Company successfully deployed the first phase of the finance and accounting systems for Tapestry, Coach and Stuart Weitzman, with Kate Spade to follow during the third quarter of fiscal 2019. The ERP Implementation is expected to be substantially completed in fiscal 2019.
Stuart Weitzman Production Challenges
Stuart Weitzman results continued to be negatively impacted by the supply chain operational challenges which began in the third quarter of fiscal 2018, including production delays which caused lower than expected sales, as the brand was not prepared for the level of complexity and new development as it transitions to a new creative vision. The Company has addressed these challenges through investment in talent, as well as added infrastructure and manufacturing capacity. As a result of these investments, the Company expects to achieve sales growth in the second quarter of fiscal 2019.

Impact of Tax Legislation
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”), (vi) implementing bonus depreciation that will allow for full expensing of qualified property, (vii) enacting a beneficial rate to be applied against Foreign Derived Intangible Income ("FDII") and (viii) limiting deductibility of interest and executive compensation expense, among other changes. Notable changes include the following:

•
Foreign earnings that may exist after December 31, 2017 will generally be eligible for a 100% dividends received exemption, however companies may be subject to the alternative BEAT and GILTI tax regimes which could increase the global effective tax rate. Conversely, companies may be eligible for a reduced rate to the extent their earnings qualify as FDII, which would reduce their global effective tax rate. Of these tax provisions, the GILTI and FDII provisions have impacted the Company in fiscal year 2019, with GILTI being the most impactful of the two. The Company does not anticipate any impact under the BEAT provision. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation. To the extent a company’s foreign operations are subject to GILTI and there is an existing outside basis difference in the Company’s foreign investments that exists within the reporting period, the Company may need to record a deferred tax liability for some portion of the anticipated additional tax resulting from future GILTI inclusions. Outside-basis difference is generally defined as the difference between an entity’s financial statement carrying amount and the tax basis of the parent’s investment in that entity’s stock. Outside basis differences typically arise from things such as the entity earning income that has yet to be distributed to the parent company, or from purchase accounting adjustments not recognized for tax purposes. For companies subject to GILTI, the Financial Accounting Standards Board ("FASB") has indicated that companies are allowed to record tax associated with GILTI as a period cost in the period the earnings are included on the U.S. tax return. The Company has chosen to adopt this policy.

•
The Tax Legislation includes what many believe is an unintended consequence that results in certain leasehold improvements being ineligible for bonus depreciation. The Company has estimated fiscal year 2019 depreciation expense based on how the law was drafted, with no consideration of the perceived legislative intent. The Company has estimated its capital expenditures by class to estimate depreciation expense for purposes of calculating the rate change adjustment of our deferred tax balance. If tax legislation for Qualified Improvement Property ("QIP") is adjusted in fiscal 2019 or beyond, it will impact the rate change adjustment, which in turn will impact the Company’s estimated annual effective tax rate in the year the legislation is revised.

•
At this time, it is unknown whether certain U.S. states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all material aspects of its provision for income tax for the quarter ended September 29, 2018 are recorded based on recent guidance or its historical approach to state tax expense.

•
The Company recorded all of the required income tax effects under the Tax Legislation and pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, and the SEC Staff Accounting Bulletin ("SAB") 118, using its best estimates based on reasonable and supportable assumptions, available inputs and underlying information. The amounts that were recorded are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined.

Integration and Acquisition Costs
During the first quarter of fiscal 2019, the Company completed its acquisition of certain distributors for the Kate Spade and Stuart Weitzman brands. During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with purchase price accounting adjustments, acquisition costs, inventory-related charges, contractual payments and organization-related expenses. The Company currently estimates that it will incur approximately $40 million in pre-tax charges, of which approximately $5-10 million are expected to be non-cash charges, for the remainder of fiscal 2019.
Refer to Note 5, "Integration and Acquisition Costs," Note 7, "Acquisitions," and "GAAP to Non-GAAP Reconciliation," herein, for further information.

Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan were recorded within Selling, general and administrative ("SG&A") expenses. These charges were associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. Total cumulative charges incurred under the Operational Efficiency Plan were $87.4 million. The plan was concluded in fiscal 2018.
Refer to Note 6, "Restructuring Activities," and "GAAP to Non-GAAP Reconciliation," herein, for further information.
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
After strong economic performance in calendar 2017 and the first half of 2018, including improvements in the labor market as well as modest growth in overall consumer spending, the U.S. economic outlook is expected to continue in the next year. Several organizations that monitor the world’s economy, including the International Monetary Fund, observed economic strengthening across the United States but observed inconsistent economic growth across markets around the globe recently. As a result, the current outlook remains uncertain. It is still, however, too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislation will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains due to political uncertainty and potential changes to international trade agreements. During the first quarter of fiscal 2019, the Trump Administration began to impose duties of 10% related to Chinese-made imported products. The administration recently proposed to increase this duty rate to 25%, which would go into effect in January 2019. Certain of the Company's offerings are impacted by these tariffs, however the Company believes that there will be minimal impact given the diversity of its sourcing activities.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

FIRST QUARTER FISCAL 2019 COMPARED TO FIRST QUARTER FISCAL 2018
The following table summarizes results of operations for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 29, 2018		September 30, 2017		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,381.2	100.0%	$1,288.9	100.0%	$92.3	7.2%
Gross profit	935.1	67.7	762.9	59.2	172.2	22.6
SG&A expenses	777.4	56.3	784.7	60.9	(7.3)	(0.9)
Operating income (loss)	157.7	11.4	(21.8)	(1.7)	179.5	NM
Interest expense, net	13.1	0.9	20.5	1.6	(7.4)	(36.7)
Provision for income taxes	22.3	1.6	(24.6)	(1.9)	46.9	NM
Net income (loss)	122.3	8.9	(17.7)	(1.4)	140.0	NM
Net income (loss) per share:
Basic	$0.42		$(0.06)		$0.48	NM
Diluted	$0.42		$(0.06)		$0.48	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2019 and fiscal 2018 reflect the costs attributable to the ERP system implementation efforts, integration and acquisition costs and the impact of the Operational Efficiency Plan, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
First Quarter Fiscal 2019 Items

	Three Months Ended September 29, 2018
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$935.1	$—	$(0.6)	$935.7
SG&A expenses	777.4	4.0	18.9	754.5
Operating income	157.7	(4.0)	(19.5)	181.2
Income before provision for income taxes	144.6	(4.0)	(19.5)	168.1
Provision for income taxes	22.3	(1.0)	(3.2)	26.5
Net income	122.3	(3.0)	(16.3)	141.6
Diluted net income per share	0.42	(0.01)	(0.05)	0.48
In the first quarter of fiscal 2019 the Company incurred charges as follows:

•	ERP Implementation - Total charges of $4.0 million represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisition Costs - Total charges of $19.5 million represent integration and acquisition costs related to contract termination charges, professional fees and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration and Acquisition Costs," for more information.
These actions taken together increased SG&A expenses by $22.9 million and increased Cost of sales by $0.6 million, negatively impacting Net income by $19.3 million or $0.06 per diluted share.

The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the first quarter of fiscal 2019:

	Three Months Ended September 29, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		(2.0)	1.4	—	—
Gross profit	$935.1	$(2.0)	$1.4	$—	$—	$935.7

SG&A expenses
Integration & Acquisition		—	3.4	11.5	4.0
ERP Implementation		—	—	—	4.0
SG&A expenses	$777.4	$—	$3.4	$11.5	$8.0	$754.5

Operating income	$157.7	$(2.0)	$(2.0)	$(11.5)	$(8.0)	$181.2
First Quarter Fiscal 2018 Items

	Three Months Ended September 30, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$762.9	$—	$(88.4)	$851.3
SG&A expenses	784.7	3.1	99.1	682.5
Operating (loss) income	(21.8)	(3.1)	(187.5)	168.8
(Loss) income before provision for income taxes	(42.3)	(3.1)	(187.5)	148.3
Provision for income taxes	(24.6)	(1.0)	(52.2)	28.6
Net (loss) income	(17.7)	(2.1)	(135.3)	119.7
Diluted net (loss) income per share	(0.06)	(0.01)	(0.47)	0.42
In the first quarter of fiscal 2018, the Company incurred charges as follows:

•	Operational Efficiency Plan - Total charges of $3.1 million primarily related to technology infrastructure and organizational efficiency costs.

•	Integration & Acquisition Costs - Total charges of $187.5 million total charges primarily attributable to the integration and acquisition of Kate Spade. These charges include:

◦	Limited life purchase accounting adjustments

◦	Acquisition costs

◦	Inventory reserves established primarily for the destruction of inventory

◦	Severance and related costs as a result of agreements with certain Kate Spade executives

◦	Organizational costs as a result of integration
These actions taken together increased the Company's Cost of sales by $88.4 million and SG&A expenses by $102.2 million, negatively impacting Net income by $137.4 million or $0.48 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating (loss) income for the first quarter of fiscal 2018:

	Three Months Ended September 30, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		—	(88.4)	—	—
Gross profit	$762.9	$—	$(88.4)	$—	$—	$851.3

SG&A expenses
Integration & Acquisition		—	67.8	0.9	30.4
Operational Efficiency Plan		—	—	—	3.1
SG&A expenses	$784.7	$—	$67.8	$0.9	$33.5	$682.5

Operating (loss) income	$(21.8)	$—	$(156.2)	$(0.9)	$(33.5)	$168.8
Tapestry, Inc. Summary – First Quarter of Fiscal 2019
Currency Fluctuation Effects
The change in net sales for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first quarter of fiscal 2019 increased 7.2% or $92.3 million to $1.38 billion, primarily due to increased revenues from Kate Spade and Coach. Excluding the effects of foreign currency, net sales increased by 7.5% or $96.3 million.
Gross Profit
Gross profit increased 22.6% or $172.2 million to $935.1 million in the first quarter of fiscal 2019 from $762.9 million in the first quarter of fiscal 2018. Gross margin for the first quarter of fiscal 2019 was 67.7% as compared to 59.2% in the first quarter of fiscal 2018. Excluding non-GAAP charges of $0.6 million and $88.4 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit increased 9.9% or $84.4 million to $935.7 million in the first quarter of fiscal 2019, and gross margin increased to 67.8% from 66.1% in the first quarter of fiscal 2018. This increase in gross profit was primarily driven by increases in Coach of $49.6 million and Kate Spade of $43.1 million, partially offset by declines in Stuart Weitzman of $8.3 million.
Selling, General and Administrative Expenses
The Company includes inbound product-related transportation costs from our service providers within Cost of sales. The Company, similar to some companies, includes certain transportation-related costs due to our distribution network in SG&A expenses rather than in Cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in Cost of sales.
SG&A expenses decreased 0.9% or $7.3 million to $777.4 million in the first quarter of fiscal 2019 as compared to $784.7 million in the first quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 56.3% during the first quarter of fiscal 2019 as compared to 60.9% during the first quarter of fiscal 2018. Excluding non-GAAP charges of $22.9 million and $102.2 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 10.6% or $72.0 million to $754.5 million from the first quarter of fiscal 2018. This increase was primarily due to increases in Kate Spade of $29.2 million, Coach of $24.8 million and Stuart Weitzman of $8.4 million. SG&A expenses as a percentage of net sales increased to 54.6% in the first quarter of fiscal 2019 from 52.9% in the first quarter of fiscal 2018.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 13.7% or $15.9 million to $99.6 million in the first quarter of fiscal 2019 as compared to $115.5 million in the first quarter of fiscal 2018. Excluding non-GAAP charges of $8.0 million and $33.5 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 11.7% or $9.6 million to $91.6 million in the first quarter of fiscal 2019 as compared to $82.0 million in the first quarter of fiscal 2018. This increase in SG&A expenses was primarily driven by higher compensation expense.

Operating Income
Operating income increased $179.5 million to $157.7 million in the first quarter of fiscal 2019 as compared to an operating loss of $21.8 million in the first quarter of fiscal 2018. Operating margin was 11.4% in the first quarter of fiscal 2019 as compared to (1.7)% in the first quarter of fiscal 2018. Excluding non-GAAP charges of $23.5 million and $190.6 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, operating income increased 7.3% or $12.4 million to $181.2 million from $168.8 million in the first quarter of fiscal 2018; and operating margin remained even at 13.1% in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The increase in operating income was primarily driven by growth in Coach of $24.8 million and Kate Spade of $13.9 million, partially offset by a decrease in Stuart Weitzman of $16.7 million, as well as an increase in Corporate expense of $9.6 million.
Interest Expense, net
Interest expense, net totaled $13.1 million in the first quarter of fiscal 2019 as compared to $20.5 million in the first quarter of fiscal 2018. The decrease in net interest expense is due to repayments made in the third quarter of fiscal 2018 related to the Company's debt borrowings.
Provision for Income Taxes
The effective tax rate was 15.5% in the first quarter of fiscal 2019 as compared to 58.1% in the first quarter of fiscal 2018. Excluding non-GAAP charges, the effective tax rate was 15.8% in the first quarter of 2019 as compared to 19.3% in the first quarter of fiscal 2018. The decrease in our effective tax rate was primarily attributable to the Tax Legislation, which lowered the U.S. federal statutory income tax but was partially offset by the impact of the GILTI provision.
Net Income
Net income increased $140.0 million to $122.3 million in the first quarter of fiscal 2019 as compared to a net loss of $17.7 million in the first quarter of fiscal 2018. Excluding non-GAAP charges, net income increased 18.2% or $21.9 million to $141.6 million in the first quarter of fiscal 2019 as compared to $119.7 million in the first quarter of fiscal 2018. This increase was primarily due to higher operating income, as well as a decrease in the provision for income taxes.
Net Income per Share
Net income per diluted share increased to $0.42 in the first quarter of fiscal 2019 as compared to a net loss per diluted share of $0.06 in the first quarter of fiscal 2018. Excluding non-GAAP charges, net income per diluted share increased 16.1% or $0.06 to $0.48 in the first quarter of fiscal 2019 from $0.42 in the first quarter of fiscal 2018, due to higher net income partially offset by an increase in shares outstanding.
Segment Performance - First Quarter of Fiscal 2019
The following tables summarize results of operations by reportable segment for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	September 29, 2018		September 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$960.7	100.0%	$923.7	100.0%	$37.0	4.0%
Gross profit	679.7	70.8	632.1	68.4	47.6	7.5
SG&A expenses	448.8	46.7	424.0	45.9	24.8	5.8
Operating income	230.9	24.0	208.1	22.5	22.8	11.0
Coach Net Sales increased 4.0% or $37.0 million to $960.7 million in the first quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 4.3% or $39.7 million. This increase was due to an increase in comparable store sales of $27.7 million or 4% as compared to the first quarter of fiscal 2018, including a benefit of approximately 50 basis points driven by an increase in global e-commerce. The increase in comparable store sales was primarily led by increases in North America and Asia, primarily due to conversion. Net sales attributable to non-comparable stores increased by $13.4 million primarily driven by non-comparable stores in Greater China and Europe, partially offset by declines in North America due to reduced store counts in the first quarter of fiscal 2019. In addition, these increases were partially offset by declines of $4.0 million in international wholesale sales.

Coach Gross Profit increased 7.5% or $47.6 million to $679.7 million in the first quarter of fiscal 2019 from $632.1 million in the first quarter of fiscal 2018. Gross margin increased 240 basis points to 70.8% in the first quarter of fiscal 2019 from 68.4% in the first quarter of fiscal 2018. Excluding non-GAAP charges of $2.0 million in the first quarter of fiscal 2019, Coach gross profit increased 7.8% or $49.6 million to $681.7 million from $632.1 million in the first quarter of fiscal 2018, and gross margin increased 260 basis points to 71.0% from 68.4% in the first quarter of fiscal 2018 on a non-GAAP basis. Excluding the impact of foreign currency in both periods, gross margin increased 180 basis points. The increase in gross margin was primarily due to improved product costing, partially offset by promotional activity.
Coach SG&A Expenses increased 5.8% or $24.8 million to $448.8 million as compared to $424.0 million in the first quarter of fiscal 2018. SG&A expenses as a percentage of net sales increased to 46.7% during the first quarter of fiscal 2019 as compared to 45.9% during the first quarter of fiscal 2018. The $24.8 million increase was primarily due to higher compensation expense and costs associated with owning the Australia and New Zealand distributor in the first quarter of fiscal 2019.
Coach Operating Income increased 11.0% or $22.8 million to $230.9 million in the first quarter of fiscal 2019, resulting in an operating margin of 24.0%, as compared to $208.1 million and 22.5%, respectively in the first quarter of fiscal 2018. Excluding non-GAAP charges, Coach operating income increased 11.9% or $24.8 million to $232.9 million from $208.1 million in the first quarter of fiscal 2018; and operating margin was 24.2% in the first quarter of fiscal 2019 as compared to 22.5% in the first quarter of fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Kate Spade

	Three Months Ended
	September 29, 2018		September 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$325.4	100.0%	$268.8	100.0%	$56.6	21.1%
Gross profit	207.7	63.8	74.8	27.8	132.9	NM
SG&A expenses	162.9	50.1	198.1	73.7	(35.2)	(17.8)
Operating income (loss)	44.8	13.8	(123.3)	(45.9)	168.1	NM

NM - Not meaningful
Kate Spade Net Sales increased 21.1% or $56.6 million to $325.4 million in the first quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 21.4% or $57.6 million. This increase was due to an increase in non-comparable stores sales of $67.3 million which benefited by the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same quarter in the prior year, new store openings in North America, Japan and Europe, as well as taking operational control of the Kate Spade Joint Ventures in mainland China. These increases were partially offset by declines in comparable store sales of $10.8 million or 5%. Excluding the impact of the Internet business, comparable store sales declined 8%. The decrease in comparable store sales was primarily due to decreased traffic and conversion.
Kate Spade Gross Profit increased $132.9 million to $207.7 million in the first quarter of fiscal 2019 from $74.8 million in the first quarter of fiscal 2018. Gross margin increased 36.0% to 63.8% in the first quarter of fiscal 2019 from 27.8% in the first quarter of fiscal 2018. Excluding non-GAAP adjustments of $(1.4) million and $88.4 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, gross profit increased 26.4% or $43.1 million to $206.3 million from $163.2 million in the first quarter of fiscal 2018, and gross margin increased 270 basis points to 63.4% from 60.7% in the first quarter of fiscal 2018. The gross margin increase of 270 basis points was primarily due to improved product costing as a result of synergies.
Kate Spade SG&A Expenses decreased 17.8% or $35.2 million to $162.9 million in the first quarter of fiscal 2019 as compared to $198.1 million in the first quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 50.1% during the first quarter of fiscal 2019 as compared to 73.7% during the first quarter of fiscal 2018. Excluding non-GAAP charges of $3.4 million and $67.8 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 22.3% or $29.2 million to $159.5 million during the first quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 49.0% in the first quarter of fiscal 2019 from 48.5% in the first quarter of fiscal 2018. The increase of $29.2 million was due to the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same quarter in the prior year, taking operational control of the Kate Spade Joint Ventures in mainland China as well as higher store-related costs as a result of net store openings.
Kate Spade Operating Income increased $168.1 million to $44.8 million in the first quarter of fiscal 2019, resulting in an operating margin of 13.8%, as compared to an operating loss of $123.3 million and operating margin of (45.9)% in the first quarter of fiscal 2018. Excluding non-GAAP charges, Kate Spade operating income increased 42.8% or $13.9 million to $46.8 million from $32.9 million in the first quarter of fiscal 2018; and operating margin was 14.4% in the first quarter of fiscal 2019 as compared to 12.2% in the first quarter of fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Stuart Weitzman

	Three Months Ended
	September 29, 2018		September 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$95.1	100.0%	$96.4	100.0%	$(1.3)	(1.3)%
Gross profit	47.7	50.2	56.0	58.1	(8.3)	(14.7)
SG&A expenses	66.1	69.6	47.1	48.9	19.0	40.5
Operating (loss) income	(18.4)	(19.4)	8.9	9.2	(27.3)	NM

NM - Not meaningful
Stuart Weitzman Net Sales decreased 1.3% or $1.3 million to $95.1 million in the first quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales decreased 1.0% or $1.0 million. This decrease was primarily due to declines in wholesale sales of $7.3 million primarily due to supply chain operational challenges. This decrease was partially offset by higher sales in the retail business of $6.5 million, primarily due to the direct ownership of the business in Northern China and the impact of net store openings, partially offset by lower comparable store sales.
Stuart Weitzman Gross Profit decreased 14.7% or $8.3 million to $47.7 million during the first quarter of fiscal 2019 from $56.0 million in the first quarter of fiscal 2018. Gross margin decreased 790 basis points to 50.2% in the first quarter of fiscal 2019 from 58.1% in the first quarter of fiscal 2018. The year over year change in gross margin was negatively impacted by foreign currency by 600 basis points, primarily due to the Euro. Excluding the impact of foreign currency, gross margin decreased 190 basis points primarily due to lower wholesale margins, partially offset by the direct ownership of the Northern China business.
Stuart Weitzman SG&A Expenses increased 40.5% or $19.0 million to $66.1 million in the first quarter of fiscal 2019 as compared to $47.1 million in the first quarter of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 69.6% during the first quarter of fiscal 2019 as compared to 48.9% during the first quarter of fiscal 2018. Excluding non-GAAP charges of $11.5 million and $0.9 million in the first quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 18.3% or $8.4 million to $54.6 million during the first quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 57.5% in the first quarter of fiscal 2019 from 48.0% in the first quarter of fiscal 2018. The increase of $8.4 million was primarily due to the direct ownership of the business in Northern China and new store opening costs.
Stuart Weitzman Operating Income decreased $27.3 million to an operating loss of $18.4 million in the first quarter of fiscal 2019, resulting in an operating margin of (19.4)%, as compared to an operating income of $8.9 million and operating margin of 9.2% in the first quarter of fiscal 2018. Excluding non-GAAP charges, Stuart Weitzman operating income decreased $16.7 million to an operating loss of $6.9 million from an operating income of $9.8 million in the first quarter of fiscal 2018; and operating margin was (7.3)% in the first quarter of fiscal 2019 as compared to 10.1% in the first quarter of fiscal 2018. This decrease was due to lower gross profit and higher SG&A expenses.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2019 and fiscal 2018 reflect certain items, including the impact of the ERP Implementation in fiscal 2019, Integration and Acquisition costs for acquired companies by Tapestry, and the Operational Efficiency Plan. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Comparable store sales, which is a non-GAAP measure, reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. In certain instances, orders placed via the Internet are fulfilled by a physical store; such sales are recorded by the physical store. The Company excludes new, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales have not been adjusted for store expansions. Comparable store sales for Kate Spade have been calculated beginning on the acquisition date.
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
The Company operates on a global basis and reports financial results in U.S. dollars in accordance with GAAP. Fluctuations in foreign currency exchange rates can affect the amounts reported by the Company in U.S. dollars with respect to its foreign revenues and profit. Accordingly, certain material increases and decreases in operating results for the Company and its segments have been presented both including and excluding currency fluctuation effects. These effects occur from translating foreign-denominated amounts into U.S. dollars and comparing to the same period in the prior fiscal year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. The Company calculates constant currency revenue results by translating current period revenue in local currency using the prior year period's currency conversion rate.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	September 29, 2018	September 30, 2017	Change
	(millions)

Net cash used in operating activities	$(19.3)	$(103.8)	$84.5
Net cash used in investing activities	(223.0)	(2,221.6)	1,998.6
Net cash (used in) provided by financing activities	(94.1)	1,022.4	(1,116.5)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.4	(5.7)
Net decrease in cash and cash equivalents	$(338.7)	$(1,299.6)	$960.9
The Company’s cash and cash equivalents decreased by $338.7 million in the first quarter of fiscal 2019 as compared to a decrease of $1.30 billion in the first quarter of fiscal 2018, as discussed below.
Net cash used in operating activities
Net cash used in operating activities decreased $84.5 million due to higher net income of $140.0 million, partially offset by lower non-cash adjustments of $43.8 million and changes in operating assets and liabilities of $11.7 million.
The $11.7 million increase in changes in operating asset and liability balances was primarily driven by changes in other assets and accrued liabilities, partially offset by changes in accounts payable and other liabilities, as follows:

•
Other assets were a use of cash of $81.7 million in the first quarter of fiscal 2019 compared to a use of cash of $6.9 million in the first quarter of fiscal 2018, primarily related to the timing of tax payments.

•
Accrued liabilities were a use of cash of $65.9 million in the first quarter of fiscal 2019 as compared to a use of cash of $45.7 million in the first quarter of fiscal 2018, primarily driven by the timing of interest payments.

•
Accounts payable was a source of cash of $23.4 million in the first quarter of fiscal 2019 as compared to a use of cash of $23.8 million in the first quarter of fiscal 2018, primarily driven by the timing of Kate Spade inventory payments.

•
Other liabilities were a use of cash of $2.0 million in the first quarter of fiscal 2019 compared to a use of cash of $38.9 million in the first quarter of fiscal 2018, primarily related to the timing of tax payments.

Net cash used in investing activities
Net cash used in investing activities in the first quarter of fiscal 2019 was $223.0 million as compared to a use of cash of $2.22 billion in the first quarter of fiscal 2018, resulting in a $2.00 billion decrease in net cash used in investing activities.
The $223.0 million use of cash in the first quarter of fiscal 2019 is primarily due to net cash used for purchases, maturities and sales of investments of $152.1 million in the first quarter of fiscal 2019 and capital expenditures of $55.2 million.
The $2.22 billion use of cash in the first quarter of fiscal 2018 is primarily due to the $2.32 billion purchase of Kate Spade, net of cash acquired, partially offset by the impact of net cash proceeds from purchases, maturities and sales of investments of $147.5 million in the first quarter of fiscal 2018.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $94.1 million in the first quarter of fiscal 2019 as compared to a source of cash of $1.02 billion in the first quarter of fiscal 2018, resulting in a net decrease in cash of $1.12 billion.
The $94.1 million of cash used in the first quarter of fiscal 2019 was primarily due to dividend payments of $97.2 million.
The $1.02 billion of cash proceeds in the first quarter of fiscal 2018 was primarily due to the net proceeds from the issuance of debt of $1.10 billion, partially offset by dividend payments of $95.1 million.

Working Capital and Capital Expenditures
As of September 29, 2018, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$904.7	$—	$904.7
Short-term investments(1)	158.5	—	158.5
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,563.2	$1,600.0	$1,963.2

(1)
As of September 29, 2018, approximately 64% of our cash and short-term investments were held outside the United States. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. In fiscal 2018, we analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. See Note 15, "Income Taxes," for more information.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of September 29, 2018. Refer to Note 12, "Debt," for further information on our existing debt instruments.

(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of September 29, 2018, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of September 29, 2018, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 13%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2019 capital expenditures to be in the range of $300 to $325 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended September 29, 2018 are not necessarily indicative of that expected for the full fiscal 2019. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 to the audited consolidated financial statements in our fiscal 2018 10-K. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2018 10-K. In the first quarter of fiscal 2019, we adopted new revenue accounting guidance which resulted in certain changes to our accounting policies. Refer to Note 4, "Revenue," for additional information about our accounting policies and estimates. As of September 29, 2018, there have been no material changes to any of the critical accounting policies other than the changes mentioned above.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment of goodwill in fiscal 2018 as the fair values of the Coach and Kate Spade brand reporting units and the Kate Spade indefinite-lived brand intangible significantly exceeded their respective carrying values. The fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 15% and 90%. Several factors could impact the Stuart Weitzman brand's ability to achieve future cash flows, including the management of the supply chain operational challenges at Stuart Weitzman, the success of international expansion strategies including the consolidation or take-back and integration of certain distributor relationships, the optimization of the store fleet productivity, the impact of promotional activity in department stores, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. While there was no impairment recorded in the three-month period ended September 29, 2018, given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2019 from those that are expected, it is possible that an interim test or our annual impairment test could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of September 29, 2018 and June 30, 2018, forward currency contracts designated as cash flow hedges with a notional amount of $408.1 million and $257.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of September 29, 2018.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Japanese Yen, the Australian dollar and the British Pound Sterling. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of September 29, 2018 and June 30, 2018 the total notional values of outstanding forward foreign currency contracts related to these loans were $157.7 million and $160.7 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at September 29, 2018 and June 30, 2018 was $10.8 million and $6.0 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at September 29, 2018 and June 30, 2018 was $2.6 million and $2.4 million, respectively.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At September 29, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $595 million, $385 million and $571 million, respectively. At June 30, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $593 million, $389 million and $574 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of September 29, 2018.
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
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares during the first quarter of fiscal 2019. As of September 29, 2018, the Company had zero availability remaining in the stock repurchase program.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	Exhibits

10.1
Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, filed on September 28, 2018

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

TAPESTRY, INC.
(Registrant)

By:	/s/ Brian Satenstein
Name:	Brian Satenstein
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: November 8, 2018