Form 10-Q
period 2018-12-29
TAPESTRY, INC.
filed 2019-02-07
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 25, 2019 the Registrant had 289,978,011 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (ii) our ability to upgrade our information technology systems precisely and efficiently; (iii) our ability to successfully execute our growth strategies, including our efforts to expand internationally into a global house of lifestyle brands; (iv) our ability to successfully execute our operational efficiency initiatives; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (viii) our ability to control costs; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the risk of cyber security threats and privacy or data security breaches; (xii) the impact of tax legislation; and such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 ("fiscal year 2018"). The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2018	June 30, 2018
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,237.0	$1,243.4
Short-term investments	258.2	6.6
Trade accounts receivable, less allowances of $4.2 and $1.5, respectively	360.5	314.1
Inventories	732.4	673.8
Prepaid expenses	86.9	82.6
Income tax receivable	58.1	25.8
Other current assets	95.4	86.3
Total current assets	2,828.5	2,432.6
Property and equipment, net	896.0	885.4
Long-term investments	0.1	—
Goodwill	1,503.4	1,484.3
Intangible assets	1,721.9	1,732.9
Deferred income taxes	31.8	24.3
Other assets	137.6	118.8
Total assets	$7,119.3	$6,678.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$299.1	$264.3
Accrued liabilities	781.3	673.2
Current debt	0.7	0.7
Total current liabilities	1,081.1	938.2
Long-term debt	1,601.0	1,599.9
Deferred income taxes	243.1	206.2
Long-term income taxes payable	233.3	222.4
Other liabilities	472.4	467.0
Total liabilities	3,630.9	3,433.7

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 290.0 million and 288.0 million shares, respectively	2.9	2.9
Additional paid-in-capital	3,256.3	3,205.5
Retained earnings	320.7	119.0
Accumulated other comprehensive income (loss)	(91.5)	(82.8)
Total stockholders' equity	3,488.4	3,244.6
Total liabilities and stockholders' equity	$7,119.3	$6,678.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions, except per share data)
	(unaudited)
Net sales	$1,800.8	$1,785.0	$3,182.0	$3,073.9
Cost of sales	597.3	608.8	1,043.4	1,134.8
Gross profit	1,203.5	1,176.2	2,138.6	1,939.1
Selling, general and administrative expenses	822.8	829.8	1,600.2	1,614.5
Operating income	380.7	346.4	538.4	324.6
Interest expense, net	13.2	22.2	26.3	42.7
Income before provision for income taxes	367.5	324.2	512.1	281.9
Provision for income taxes	112.7	261.0	135.0	236.4
Net income	$254.8	$63.2	$377.1	$45.5
Net income per share:
Basic	$0.88	$0.22	$1.30	$0.16
Diluted	$0.88	$0.22	$1.29	$0.16
Shares used in computing net income per share:
Basic	289.9	284.5	289.3	283.8
Diluted	291.0	286.4	291.4	286.5
Cash dividends declared per common share	$0.3375	$0.3375	$0.6750	$0.6750

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
	(unaudited)
Net income	$254.8	$63.2	$377.1	$45.5
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on cash flow hedging derivatives, net	(3.2)	(1.0)	1.3	(4.1)
Unrealized gains on available-for-sale investments, net	0.1	0.3	0.1	0.5
Foreign currency translation adjustments	(0.3)	9.7	(10.1)	18.2
Other comprehensive (loss) income, net of tax	(3.4)	9.0	(8.7)	14.6
Comprehensive income (loss)	$251.4	$72.2	$368.4	$60.1

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 29, 2018	December 30, 2017
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$377.1	$45.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	126.3	126.3
Provision for bad debt	3.2	0.5
Share-based compensation	43.1	38.5
Integration and restructuring activities	6.2	117.2
Deferred income taxes	31.0	(94.6)
Other non-cash charges, net	(3.8)	(3.6)
Changes in operating assets and liabilities:
Trade accounts receivable	(34.2)	14.0
Inventories	(42.1)	12.5
Accounts payable	12.6	(92.0)
Accrued liabilities	95.2	4.9
Other liabilities	40.3	233.4
Other assets	(55.9)	28.4
Net cash provided by operating activities	599.0	431.0
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(37.7)	(2,320.2)
Purchases of investments	(286.2)	(3.0)
Proceeds from maturities and sales of investments	34.8	461.2
Purchases of property and equipment	(116.4)	(126.5)
Net cash used in investing activities	(405.5)	(1,988.5)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	(194.9)	(191.0)
Proceeds from issuance of debt	—	1,100.0
Proceeds from share-based awards	30.8	60.3
Taxes paid to net settle share-based awards	(23.7)	(29.3)
Net cash (used in) provided by financing activities	(187.8)	940.0
Effect of exchange rate changes on cash and cash equivalents	(12.1)	9.6
Net decrease in cash and cash equivalents	(6.4)	(607.9)
Cash and cash equivalents at beginning of period	1,243.4	2,672.9
Cash and cash equivalents at end of period	$1,237.0	$2,065.0
Supplemental information:
Cash paid for income taxes, net	$102.3	$46.5
Cash paid for interest	$32.3	$20.3
Noncash investing activity - property and equipment obligations	$42.1	$40.4

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
The results of operations, cash flows and comprehensive income for the six months ended December 29, 2018 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2019 ("fiscal 2019").
During the second quarter of fiscal 2019, the Company acquired designated assets of its Kate Spade distributor in Singapore and Malaysia. During the first quarter of fiscal 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and of its Kate Spade distributor in Australia. During the first quarter of 2018, the Company completed its acquisition of Kate Spade & Company ("Kate Spade"). During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to take operational control of the KS China Co., Limited and KS HMT Co., Limited joint ventures ("Kate Spade Joint Ventures") that operate in mainland China, Hong Kong, Macau and Taiwan in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand. The results of operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2019 will be a 52-week period. Fiscal 2018 ended on June 30, 2018 and was also a 52-week period. The second quarter of fiscal 2019 ended on December 29, 2018 and the second quarter of fiscal 2018 ended on December 30, 2017. These were 13-week periods.
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
The Company adopted ASU 2014-09 beginning in the first quarter of fiscal 2019 utilizing the modified retrospective approach. The cumulative effect of initially applying the new standard did not result in a change to opening Retained earnings. Prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Effects of adoption include balance sheet presentation changes including presentation of estimated returned products and refund liabilities on a gross basis, as well as an increase in deferred revenue related to current year licensing contract activity due to a change in the method of recognizing sales-based royalties. These balance sheet presentation changes resulted in an increase of $13.7 million to Other current assets, a decrease of $0.6 million to Accounts receivable and an increase of $15.5 million to Accrued liabilities as of December 29, 2018. Furthermore, the adoption changed the income statement classification of certain items, primarily related to cooperative advertising allowances and other consideration provided to wholesale customers. The following table compares the reported results in fiscal 2019 under the new standard to the amounts that would have been reported if the standard had not been adopted:

	Three Months Ended December 29, 2018			Six Months Ended December 29, 2018
	As Reported	Impact of Adoption	Balances Excluding Adoption	As Reported	Impact of Adoption	Balances Excluding Adoption
	(millions)
Net sales	$1,800.8	$(1.5)	$1,802.3	$3,182.0	$(3.7)	$3,185.7
Cost of sales	597.3	0.6	596.7	1,043.4	0.7	1,042.7
Gross profit	1,203.5	(2.1)	1,205.6	2,138.6	(4.4)	2,143.0
Selling, general and administrative expenses	822.8	(1.2)	824.0	1,600.2	(2.0)	1,602.2
Operating income (loss)	$380.7	$(0.9)	$381.6	$538.4	$(2.4)	$540.8
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which is intended to increase transparency and comparability among companies that enter into leasing arrangements. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for all leases, as well as a retrospective recognition and measurement of existing impacted leases. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2020. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, with targeted improvements to the guidance including an additional transition method for the new standard. As a result, the new standard may be applied with a retrospective approach to each prior reporting period or with the initial application at the adoption with a cumulative-effect adjustment in the opening balance of Retained earnings, with various optional practical expedients.
The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto. The Company has selected a single global software solution to manage and account for all leases, which is currently being implemented. The Company anticipates it will elect the package of practical expedients intended to ease transition whereby the Company need not assess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also anticipates electing the hindsight practical expedient that allows the Company to use hindsight in determining the lease term and in assessing impairment during the look back period, and the short-term lease exemption, which allows the Company to continue to treat short-term leases as operating leases under “Leases (Topic 840).” Furthermore, the Company has determined that it will apply the provisions of ASU 2018-11 with the initial application at the adoption date with a cumulative effect adjustment in the opening balance of Retained earnings in the first quarter of fiscal 2020. The Company expects the guidance will result in a significant increase to long-term assets and liabilities on its consolidated balance sheets and does not expect it to have a material impact on the consolidated statements of operations. This guidance is not expected to have a material impact on the Company's liquidity.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended December 29, 2018.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 29, 2018
Coach	$759.5	$202.4	$224.2	$62.5	$1,248.6
Kate Spade	349.6	12.6	40.0	26.2	428.4
Stuart Weitzman	75.8	24.2	6.3	17.5	123.8
Total	$1,184.9	$239.2	$270.5	$106.2	$1,800.8

Three Months Ended December 30, 2017
Coach	$774.0	$191.9	$201.8	$61.9	$1,229.6
Kate Spade	369.4	0.1	35.9	29.3	434.7
Stuart Weitzman	87.7	7.6	4.9	20.5	120.7
Total	$1,231.1	$199.6	$242.6	$111.7	$1,785.0

Six Months Ended December 29, 2018
Coach	$1,304.1	$363.5	$415.1	$126.6	$2,209.3
Kate Spade	607.2	23.8	75.1	47.7	753.8
Stuart Weitzman	124.6	39.1	12.2	43.0	218.9
Total	$2,035.9	$426.4	$502.4	$217.3	$3,182.0

Six Months Ended December 30, 2017
Coach	$1,301.4	$350.8	$375.2	$125.9	$2,153.3
Kate Spade	586.7	0.3	67.3	49.2	703.5
Stuart Weitzman	144.2	16.6	8.0	48.3	217.1
Total	$2,032.3	$367.7	$450.5	$223.4	$3,073.9

(1)	Greater China includes mainland China, Hong Kong, Macau and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other sales primarily represents sales in Europe, the Middle East and licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized, as well as sales-based royalty payments received. The balance of such amounts as of December 29, 2018 and June 30, 2018 was $31.8 million and $29.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 29, 2018, net sales of $11.9 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

5. INTEGRATION AND ACQUISITION COSTS
During the three and six months ended December 29, 2018, the Company incurred integration costs of $15.2 million and $34.7 million, respectively. The charges recorded in cost of sales for the three and six months ended December 29, 2018 were $3.5 million and $4.1 million, respectively. Of the amount recorded to cost of sales, $0.0 million and $2.0 million was recorded in the Coach segment, $2.5 million and $1.1 million was recorded in the Kate Spade segment and $1.0 million and $1.0 million was recorded in the Stuart Weitzman segment, respectively. The charges recorded to SG&A expenses for the three and six months ended December 29, 2018 were $11.7 million and $30.6 million, respectively. Of the amount recorded to SG&A expenses, $0.6 million and $12.1 million was recorded in the Stuart Weitzman segment, $7.4 million and $11.4 million was recorded within Corporate and $3.7 million and $7.1 million was recorded in the Kate Spade segment, respectively. Of the total costs of $15.2 million, $4.8 million were non-cash charges related to purchase accounting adjustments and asset write-offs. Of the total costs of $34.7 million, $6.2 million were non-cash charges related to purchase accounting adjustments, organization-related costs and asset write-offs.
The Company estimates that it will incur approximately $45-55 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2019.
During the three and six months ended December 30, 2017, the Company incurred integration and acquisition-related costs of $61.4 million and $248.9 million, respectively. The charges recorded in cost of sales for the three and six months ended December 30, 2017 were $18.4 million and $106.8 million, respectively. The charges recorded to cost of sales were primarily recorded in the Kate Spade segment. The charges recorded in SG&A expenses for the three and six months ended December 30, 2017 were $43.0 million and $142.1 million, respectively. Of the amount recorded to SG&A expenses, $29.7 million and $97.5 million was recorded in the Kate Spade segment, $12.4 million and $42.8 million was recorded within Corporate and $0.9 million and $1.8 million was recorded in the Stuart Weitzman segment, respectively. Of the total costs of $248.9 million, $117.2 million were non-cash charges related to purchase accounting adjustments, inventory, organization-related costs and asset write-offs.
Refer to Note 7, "Acquisitions," for more information.
A summary of the integration and acquisition charges is as follows:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Purchase accounting adjustments(1)	$3.4	$18.2	$5.4	$70.2
Acquisition costs(2)	0.7	0.8	0.7	40.7
Inventory-related charges(3)	—	0.3	(1.4)	37.9
Contractual payments(4)	0.1	14.7	7.2	50.6
Organization-related costs(5)	5.5	13.7	5.8	27.7
Other(6)	5.5	13.7	17.0	21.8
Total	$15.2	$61.4	$34.7	$248.9

(1)	Purchase accounting adjustments were primarily related to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs were primarily related to deal fees associated with the acquisition.

(3)	Inventory-related charges were primarily related to reserves for the destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials.

(4)
Contractual payments were primarily related to contract termination charges for the three and six months ended December 29, 2018. For the three and six months ended December 30, 2017, these payments were primarily related to severance and related costs as a result of pre-existing agreements with certain Kate Spade executives which became effective upon the closing of the acquisition.

(5)	Organization-related costs were primarily related to severance charges.

(6)	Other charges were primarily related to professional fees and asset write-offs.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
During the three and six months ended December 30, 2017, the Company incurred charges of $3.5 million and $6.6 million, respectively, primarily due to technology infrastructure costs and organizational efficiency costs. Total cumulative charges incurred under the Operational Efficiency Plan were $87.4 million. These charges were recorded as Corporate expenses within SG&A expenses within the Company's Condensed Consolidated Statements of Operations. The plan was concluded at the end of fiscal 2018.
There were no remaining liabilities under the Company's Operational Efficiency Plan as of December 29, 2018. The balance of $1.4 million as of June 30, 2018 is included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets.
7. ACQUISITIONS
Fiscal 2019 Acquisitions
Distributor Acquisitions
During the six months ended December 29, 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and of its Kate Spade distributor in Australia, Malaysia and Singapore.
The aggregate purchase consideration for the acquisitions was $39.7 million, all of which is cash consideration. Of the cash consideration, $37.7 million was paid during the first six months of fiscal 2019 and the remaining $2.0 million will be paid in the future. Of the total purchase consideration of $39.7 million, $18.6 million of net assets were recorded at their fair values. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $21.1 million, of which $8.4 million was assigned to the Stuart Weitzman segment and $12.7 million was assigned to the Kate Spade segment.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

(7)	Included an adjustment for unfavorable lease rights of $49.5 million (amortized over the remainder of the underlying lease terms).

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 30, 2018	$654.8	$627.0	$202.5	$1,484.3
Foreign exchange impact	2.6	(1.9)	(2.7)	(2.0)
Acquisition of goodwill(1)	—	12.7	8.4	21.1
Balance at December 29, 2018	$657.4	$637.8	$208.2	$1,503.4

(1)	Refer to Note 7, "Acquisitions," for further information.
Intangible Assets
Intangible assets consist of the following:

	December 29, 2018			June 30, 2018
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(20.7)	$79.8	$100.5	$(17.3)	$83.2
Order backlog	—	—	—	2.0	(2.0)	—
Favorable lease rights	97.0	(31.7)	65.3	97.3	(24.4)	72.9
Total intangible assets subject to amortization	197.5	(52.4)	145.1	199.8	(43.7)	156.1
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	1,576.8	—	1,576.8
Total intangible assets	$1,774.3	$(52.4)	$1,721.9	$1,776.6	$(43.7)	$1,732.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As of December 29, 2018, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2019	$10.9
Fiscal 2020	19.7
Fiscal 2021	18.1
Fiscal 2022	16.1
Fiscal 2023	15.1
Fiscal 2024	13.4
Fiscal 2025 and thereafter	51.8
Total	$145.1
The expected amortization expense above reflects remaining useful lives ranging from approximately 11.3 to 13.5 years for customer relationships and the remaining lease terms ranging from approximately 1 month to 16.3 years for favorable lease rights.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

9. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net loss	—	—	—	(17.7)	—	(17.7)
Other comprehensive income	—	—	—	—	5.6	5.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.3	—	17.5	—	—	17.5
Share-based compensation	—	—	23.3	—	—	23.3
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($0.3375 per share)	—	—	—	(95.9)	—	(95.9)
Balance at September 30, 2017	284.2	$2.8	$3,024.4	$(5.9)	$(81.3)	$2,940.0
Net income	—	—	—	63.2	—	63.2
Other comprehensive income	—	—	—	—	9.0	9.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.6	—	12.6	—	—	12.6
Share-based compensation	—	—	20.7	—	—	20.7
Dividends declared ($0.3375 per share)	—	—	—	(96.1)	—	(96.1)
Balance at December 30, 2017	284.8	$2.8	$3,057.7	$(38.8)	$(72.3)	$2,949.4

Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income	—	—	—	122.3	—	122.3
Other comprehensive loss	—	—	—	—	(5.3)	(5.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	3.2	—	—	3.2
Share-based compensation	—	—	22.4	—	—	22.4
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	20.2	—	20.2
Balance at September 29, 2018	289.8	$2.9	$3,231.1	$163.7	$(88.1)	$3,309.6
Net income	—	—	—	254.8	—	254.8
Other comprehensive loss	—	—	—	—	(3.4)	(3.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	3.7	—	—	3.7
Share-based compensation	—	—	21.5	—	—	21.5
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Balance at December 29, 2018	290.0	$2.9	$3,256.3	$320.7	$(91.5)	$3,488.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized (Losses) Gains on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive (loss) income before reclassifications	(1.5)	0.6	18.2	—	17.3
Less: income reclassified from accumulated other comprehensive income to earnings	2.6	0.1	—	—	2.7
Net current-period other comprehensive (loss) income	(4.1)	0.5	18.2	—	14.6
Balances at December 30, 2017	$(1.1)	$0.1	$(70.9)	$(0.4)	$(72.3)

Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	1.4	0.1	(10.1)	—	(8.6)
Less: losses reclassified from accumulated other comprehensive income to earnings	0.1	—	—	—	0.1
Net current-period other comprehensive income (loss)	1.3	0.1	(10.1)	—	(8.7)
Balances at December 29, 2018	$2.7	$0.1	$(95.4)	$1.1	$(91.5)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($1.5) million and ($1.1) million as of December 29, 2018 and December 30, 2017, respectively. The amounts reclassified from AOCI are net of tax of ($0.3) million and ($1.5) million as of December 29, 2018 and December 30, 2017, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at December 29, 2018 and December 30, 2017 are net of tax of $0.6 million and $0.2 million, respectively.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions, except per share data)
Net income	$254.8	$63.2	$377.1	$45.5

Weighted-average basic shares	289.9	284.5	289.3	283.8
Dilutive securities:
Effect of dilutive securities	1.1	1.9	2.1	2.7
Weighted-average diluted shares	291.0	286.4	291.4	286.5

Net income per share:
Basic	$0.88	$0.22	$1.30	$0.16
Diluted	$0.88	$0.22	$1.29	$0.16
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 29, 2018 and December 30, 2017, there were 7.8 million and 5.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
11. SHARE-BASED COMPENSATION
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2018(1)	December 30, 2017(1)	December 29, 2018(1)	December 30, 2017(1)
	(millions)
Share-based compensation expense	$21.5	$20.7	$43.9	$44.0
Income tax benefit related to share-based compensation expense	4.0	4.3	8.2	11.9

(1)
During the three and six months ended December 29, 2018, the Company incurred $0.4 million and $0.8 million of share-based compensation expense related to integration, respectively. During the three and six months ended December 30, 2017, the Company incurred $2.2 million and $4.7 million of share-based compensation expense related to integration, respectively. During the three months ended December 30, 2017, there was no share-based compensation expense under the Operational Efficiency Plan. There was $0.8 million of share-based compensation expense incurred under the Operational Efficiency Plan for the six months ended December 30, 2017.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the six months ended December 29, 2018 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 30, 2018	12.5
Granted	1.5
Exercised	(0.8)
Forfeited or expired	(0.2)
Outstanding at December 29, 2018	13.0
The weighted-average grant-date fair value of options granted during the six months ended December 29, 2018 and December 30, 2017 was $9.77 and $7.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 29, 2018	December 30, 2017
Expected term (years)	5.0	5.1
Expected volatility	30.3%	28.3%
Risk-free interest rate	3.1%	1.8%
Dividend yield	3.1%	3.3%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 29, 2018 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 30, 2018	3.5
Granted	1.6
Vested	(1.4)
Forfeited	(0.1)
Non-vested at December 29, 2018	3.6
The weighted-average grant-date fair value of share awards granted during the six months ended December 29, 2018 and December 30, 2017 was $50.85 and $41.08, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 29, 2018 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 30, 2018	0.9
Granted	0.3
Change due to performance condition achievement	(0.1)
Vested	(0.2)
Forfeited	—
Non-vested at December 29, 2018	0.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may occur before or at the time the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 29, 2018 and December 30, 2017 was $50.89 and $41.22, respectively.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 29, 2018	June 30, 2018
	(millions)
Current debt:
Capital lease obligations	$0.7	$0.7
Total current debt	$0.7	$0.7

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	11.4
Capital lease obligations	6.0	6.0
Total long-term debt	1,617.4	1,617.4
Less: Unamortized discount and debt issuance costs on Senior Notes	(16.4)	(17.5)
Total long-term debt, net	$1,601.0	$1,599.9
During the three and six months ended December 29, 2018, the Company recognized interest expense related to its debt of $16.6 million and $33.4 million, respectively. During the three and six months ended December 30, 2017, the Company recognized interest expense related to its debt of $25.3 million and $49.7 million, respectively.
Revolving Credit Facility
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s previously existing revolving credit facility under the Amendment and Restatement Agreement, dated as of March 18, 2015, by and between the Company, certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of December 29, 2018.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
At December 29, 2018 and June 30, 2018, the total fair value of the 2025, 2022 and 2027 Senior Notes was $1.52 billion and $1.56 billion, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.4 million as of both December 29, 2018 and June 30, 2018 to the other partner of the Kate Spade Joint Ventures, to be paid in fiscal 2021.
Capital Lease Obligations
As a result of the Company's sale-leaseback agreement for its office building in North Bergen, NJ, the Company has total capital lease obligations of $0.7 million recorded within Current debt and $6.0 million recorded within Long-term debt on the Company's Condensed Consolidated Balance Sheets as of both December 29, 2018 and June 30, 2018. The remaining lease obligations will be amortized through May 1, 2025.
13. FAIR VALUE MEASUREMENTS
The Company categorizes its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 29, 2018 and June 30, 2018:

	Level 1		Level 2
	December 29, 2018	June 30, 2018	December 29, 2018	June 30, 2018
	(millions)
Assets:
Cash equivalents(1)	$521.9	$592.5	$0.4	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	20.6	—
Government securities - U.S.(2)	100.0	—	—	—
Corporate debt securities - U.S.(2)	—	—	89.7	—
Corporate debt securities - non U.S.(2)	—	—	38.8	—
Other	—	—	8.5	6.0
Long-term investments:
Government securities - non U.S.	0.1	—	—	—
Derivative Assets:
Inventory-related instruments(3)	—	—	4.1	5.6
Intercompany loan hedges(3)	—	—	—	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	3.0	2.3
Intercompany loan hedges(3)	—	—	0.3	0.1

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 29, 2018 and June 30, 2018:

	December 29, 2018			June 30, 2018
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$20.6	$—	$20.6	$—	$—	$—
Government securities - U.S.(2)	100.0	—	100.0	—	—	—
Government securities - non-U.S.	—	0.1	0.1			—
Corporate debt securities - U.S.(2)	89.7	—	89.7	—	—	—
Corporate debt securities - non-U.S.(2)	38.8	—	38.8	—	—	—
Available-for-sale investments, total	$249.1	$0.1	$249.2	$—	$—	$—
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	8.5	—	8.5	6.0	—	6.0
Total Investments	$258.2	$0.1	$258.3	$6.6	$—	$6.6

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of December 29, 2018 have maturity dates between calendar years 2018 and 2019 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended December 29, 2018 and June 30, 2018.
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
The Tax Legislation includes substantial changes to the taxation of foreign income, effectively converting the U.S. to a territorial income tax regime. Notable changes include that foreign earnings after December 31, 2017 will generally be eligible for a 100% dividends received deduction. However, companies are subject to the BEAT and GILTI provisions, which would increase the Company's effective tax rate, and the FDII provision, which would decrease the effective tax rate. The Company has decided to account for GILTI in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the three and six months ended December 29, 2018. As a result, during the three and six months ended December 29, 2018, the Company recorded approximately $10.5 million and $14.3 million, respectively, to Provision for income taxes related to the GILTI and FDII provisions.
During fiscal 2018, the Company recorded charges of $178.2 million within its income tax provision in connection with the Tax Legislation, of which $266.0 million related to the mandatory transition tax and $(87.8) million related to the revaluation of the Company's deferred tax assets and liabilities.
The Company applied the guidance in SEC Staff Accounting Bulletin ("SAB") 118 when accounting for the effects of the Tax Legislation for the twelve-month period following the date of the enactment. As of December 29, 2018, the Company completed the accounting for the enactment date income tax effects of the Tax Legislation under Accounting Standards Codification ("ASC")

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

740, Income Taxes, for the measurement of deferred tax assets and liabilities and one-time transition tax. In fiscal 2019, the Company recorded additional charges of $34.1 million, of which $32.1 million related to the mandatory transition tax and $2.0 million related to the revaluation of the Company's deferred tax assets and liabilities. The effect of these adjustments on the effective tax rate for the three and six months ended December 29, 2018 was an increase of 9.3% and 6.6%, respectively.
The following table presents the expected timing of income tax payments related to the Transition Tax expected to be recognized by the Company as of December 29, 2018:

Transition Tax Payments
(millions)
Remainder of fiscal 2019	$3.2
Fiscal 2020	23.3
Fiscal 2021	23.3
Fiscal 2022	23.3
Fiscal 2023	43.8
Fiscal 2024	58.3
Fiscal 2025	72.9
Total	$248.1
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $38.3 million and $35.1 million outstanding at December 29, 2018 and June 30, 2018, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay the remaining $248.1 million related to the Transition Tax for the remainder of fiscal 2019 through fiscal 2025. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of December 29, 2018 related to debt repayments. Refer to Note 12, "Debt," for further information.
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

Beginning in fiscal 2019, the Company changed its expense reporting to more closely align with the organizational structure and management of the business. Accordingly, certain SG&A expenses that were previously reported within our reportable segments

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

are now reflected in Corporate expense. The costs primarily relate to employee costs within shared functional groups. The following table recasts segment reporting for the three and six months ended December 30, 2017.
The following table summarizes segment performance for the three and six months ended December 29, 2018 and December 30, 2017:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended December 29, 2018
Net sales	$1,248.6	$428.4	$123.8	$—	$1,800.8
Gross profit	860.1	272.4	71.0	—	1,203.5
Operating income (loss)	378.5	89.2	11.2	(98.2)	380.7
Income (loss) before provision for income taxes	378.5	89.2	11.2	(111.4)	367.5
Depreciation and amortization expense(2)	33.6	16.0	3.9	12.6	66.1
Additions to long-lived assets(3)	16.0	18.9	2.2	24.1	61.2

Three Months Ended December 30, 2017
Net sales	$1,229.6	$434.7	$120.7	$—	$1,785.0
Gross profit	846.0	256.8	73.4	—	1,176.2
Operating income (loss)	368.2	54.8	21.8	(98.4)	346.4
Income (loss) before provision for income taxes	368.2	54.8	21.8	(120.6)	324.2
Depreciation and amortization expense(2)	32.4	19.8	4.0	9.8	66.0
Additions to long-lived assets(3)	44.8	7.1	2.5	23.2	77.6

Six Months Ended December 29, 2018
Net sales	$2,209.3	$753.8	$218.9	$—	$3,182.0
Gross profit	1,539.8	480.1	118.7	—	2,138.6
Operating income (loss)	609.4	134.0	(7.2)	(197.8)	538.4
Income (loss) before provision for income taxes	609.4	134.0	(7.2)	(224.1)	512.1
Depreciation and amortization expense(2)	67.1	28.6	8.1	23.7	127.5
Additions to long-lived assets(3)	33.3	38.6	3.8	40.7	116.4

Six Months Ended December 30, 2017
Net sales	$2,153.3	$703.5	$217.1	$—	$3,073.9
Gross profit	1,478.1	331.6	129.4	—	1,939.1
Operating income (loss)	576.3	(68.5)	30.7	(213.9)	324.6
Income (loss) before provision for income taxes	576.3	(68.5)	30.7	(256.6)	281.9
Depreciation and amortization expense(2)	70.5	30.2	8.0	22.8	131.5
Additions to long-lived assets(3)	73.9	14.0	3.2	35.4	126.5

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

(2)
Depreciation and amortization expense includes $0.8 million and $1.2 million of integration and acquisition costs for the three and six months ended December 29, 2018. Depreciation and amortization expense includes $2.2 million and $5.2 million of integration and acquisition costs for the three and six months ended December 30, 2017, respectively. These charges are recorded within the Kate Spade segment. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which include a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

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
Fiscal 2019 Strategic Initiatives
The Company is focused first and foremost on execution in fiscal 2019. The goal is to deliver revenue and operating income growth in fiscal 2019, while making the right strategic investments to support our long-term vision. Specifically, in fiscal 2019, the Company intends to:
•Capture the full benefit of a multi-brand structure and synergies
•Fuel brand innovation by accelerating product newness across all brands
•Drive global growth with an emphasis on the Chinese consumer
•Advance our digital and data analytic capabilities
Recent Developments
Enterprise Resource Management ("ERP") Implementation
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting, a point-of-sale system for Coach in North America as well as a human resource information system for Corporate, Coach and Stuart Weitzman employees. In fiscal 2019, the Company will extend these newly implemented systems to other areas of the Company. During the second quarter of fiscal 2019, the Company deployed global finance and accounting systems for Corporate, Coach and Stuart Weitzman. The ERP implementation is expected to be substantially completed in fiscal 2019, with the finance and supply chain functions to be implemented for Kate Spade during the third quarter of fiscal 2019, and the supply chain functions for Coach and Stuart Weitzman to follow at the beginning of fiscal 2020.
Stuart Weitzman Production Challenges
Stuart Weitzman results continued to be negatively impacted by the supply chain operational challenges which began in the third quarter of fiscal 2018, including production delays which caused lower than expected sales, as the brand was not prepared for the level of complexity and new development as it transitions to a new creative vision. The Company has addressed these challenges through investment in talent, as well as added infrastructure and manufacturing capacity. As a result of these investments, the Company returned to sales growth in the second quarter of fiscal 2019.

Impact of Tax Legislation
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”), (vi) implementing bonus depreciation that will allow for full expensing of qualified property, (vii) enacting a beneficial rate to be applied against Foreign Derived Intangible Income ("FDII") and (viii) limiting deductibility of interest and executive compensation expense, among other changes. Notable changes include the following:

•
Foreign earnings that generated after December 31, 2017 will generally be eligible for a 100% dividends received deduction, however companies may be subject to the alternative BEAT and GILTI tax regimes which could increase the global effective tax rate. Conversely, companies may be eligible for a reduced rate to the extent their earnings qualify as FDII, which would reduce their global effective tax rate. Of these tax provisions, the GILTI and FDII provisions have impacted the Company in fiscal year 2019, with GILTI being the most impactful of the two. The Company does not anticipate any impact under the BEAT provision. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation. For companies subject to GILTI, the Financial Accounting Standards Board ("FASB") has indicated that companies are allowed to record tax associated with GILTI as a period cost in the period the earnings are included on the U.S. tax return. The Company has chosen to adopt this policy.

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

•
At this time, it is unknown whether certain U.S. states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all material aspects of its provision for income tax for the three and six months ended December 29, 2018 are recorded based on recent guidance or its historical approach to state tax expense.

•
The Company applied the guidance in SEC Staff Accounting Bulletin ("SAB") 118 when accounting for the enactment-date of the Tax Legislation for the twelve-month period following the date of enactment. As of the second quarter of fiscal 2019 ending December 29, 2019, the Company completed the accounting for the enactment date income tax effects of the Tax Legislation pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, for the measurement of deferred tax assets and liabilities and one-time transition tax. The amounts that were recorded are subject to adjustment as future regulations or additional guidance becomes available.

Integration and Acquisition Costs
During the first six months of fiscal 2019, the Company completed its acquisition of certain distributors for the Kate Spade and Stuart Weitzman brands. During the first quarter of fiscal 2018, the Company completed its acquisition of Kate Spade & Company. During the third quarter of fiscal 2018, the Company completed its acquisition of certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with purchase price accounting adjustments, acquisition costs, inventory-related charges, contractual payments and organization-related expenses. The Company currently estimates that it will incur approximately $45-55 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2019.
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
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that global expansion is slowing at a rate that is somewhat faster than expected. These organizations expect continued softening of the growth rates in the United States throughout the next two years, and also observed inconsistent economic growth across markets around the globe recently. As a result, the current global outlook remains both mixed and uncertain. It is still too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislation will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains due to political uncertainty and potential changes to international trade agreements. During the first quarter of fiscal 2019, the Trump Administration began to impose duties of 10% related to Chinese-made imported products. The administration recently proposed to increase this duty rate to 25%, however some recent positive negotiation developments resulted in the Administration postponing such increase until March 2, 2019. Certain of the Company's offerings are impacted by these tariffs, however the Company believes that there will be minimal impact given the diversity of its sourcing activities. Furthermore, continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
During the second quarter of fiscal 2019, the Company noted volatility in the spending patterns of certain North American customers, believed to be resellers, in advance of changes in Chinese e-commerce laws effective January 1, 2019. The volatility experienced during the second quarter may continue in the near-term. The Company also observed an acceleration in local customer demand in both the United States and China which has helped to partially offset this trend.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties and the ratification by the U.K. parliament. As of the date of this report, such a deal has not been ratified. In the absence of such an agreement, or an intervention to delay Brexit or trigger a second referendum, there would be no transitional provisions, no deal and a "hard" Brexit would occur on March 29, 2019.
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

SECOND QUARTER FISCAL 2019 COMPARED TO SECOND QUARTER FISCAL 2018
The following table summarizes results of operations for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,800.8	100.0%	$1,785.0	100.0%	$15.8	0.9%
Gross profit	1,203.5	66.8	1,176.2	65.9	27.3	2.3
SG&A expenses	822.8	45.7	829.8	46.5	(7.0)	(0.9)
Operating income	380.7	21.1	346.4	19.4	34.3	9.9
Interest expense, net	13.2	0.7	22.2	1.2	(9.0)	(40.0)
Provision for income taxes	112.7	6.3	261.0	14.6	(148.3)	(56.8)
Net income	254.8	14.1	63.2	3.5	191.6	NM
Net income per share:
Basic	$0.88		$0.22		$0.66	NM
Diluted	$0.88		$0.22		$0.66	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2019 and fiscal 2018 reflect the costs attributable to the ERP system implementation efforts, integration and acquisition costs, the impact of the new tax legislation and the impact of the Operational Efficiency Plan, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Second Quarter Fiscal 2019 Items

	Three Months Ended December 29, 2018
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,203.5	$—	$(3.5)	$—	$1,207.0
SG&A expenses	822.8	6.4	11.7	—	804.7
Operating income	380.7	(6.4)	(15.2)	—	402.3
Income before provision for income taxes	367.5	(6.4)	(15.2)	—	389.1
Provision for income taxes	112.7	(1.6)	1.1	34.1	79.1
Net income	254.8	(4.8)	(16.3)	(34.1)	310.0
Diluted net income per share	0.88	(0.01)	(0.06)	(0.12)	1.07
In the second quarter of fiscal 2019 the Company incurred charges as follows:

•	ERP Implementation - Total charges of $6.4 million represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisition Costs - Total charges of $15.2 million represent integration and acquisition costs related to organizational costs as a result of integration, professional fees and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration and Acquisition Costs," for more information.

•
Impact of Tax Legislation - Total charges of $34.1 million primarily related to the impact of the transition tax. Refer to the "Executive Overview" herein and Note 15, "Income Taxes," for further information.

These actions taken together increased the Company's Provision for income taxes by $33.6 million, SG&A expenses by $18.1 million and Cost of sales by $3.5 million, negatively impacting Net income by $55.2 million or $0.19 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the second quarter of fiscal 2019:

	Three Months Ended December 29, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		—	(2.5)	(1.0)	—
Gross profit	$1,203.5	$—	$(2.5)	$(1.0)	$—	$1,207.0

SG&A expenses
Integration & Acquisition		—	3.7	0.6	7.4
ERP Implementation		—	—	—	6.4
SG&A expenses	$822.8	$—	$3.7	$0.6	$13.8	$804.7

Operating income	$380.7	$—	$(6.2)	$(1.6)	$(13.8)	$402.3
Second Quarter Fiscal 2018 Items

	Three Months Ended December 30, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,176.2	$—	$(18.4)	$—	$1,194.6
SG&A expenses	829.8	3.5	43.0	—	783.3
Operating income	346.4	(3.5)	(61.4)	—	411.3
Income before provision for income taxes	324.2	(3.5)	(61.4)	—	389.1
Provision for income taxes	261.0	(1.1)	(15.0)	194.2	82.9
Net income	63.2	(2.4)	(46.4)	(194.2)	306.2
Diluted net income per share	0.22	(0.01)	(0.16)	(0.68)	1.07
In the second quarter of fiscal 2018, the Company incurred charges as follows:

•	Operational Efficiency Plan - Total charges of $3.5 million primarily related to technology infrastructure costs.

•	Integration & Acquisition Costs - Total charges of $61.4 million total charges primarily attributable to the integration and acquisition of Kate Spade. These charges include:

◦	Limited life purchase accounting adjustments

◦	Severance and related costs as a result of contractual agreements with certain Kate Spade executives

◦	Organizational costs as a result of integration

◦	Professional fees

•	Impact of Tax Legislation - Total charges of $194.2 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances.

These actions taken together increased the Company's Provision for income taxes by $178.1 million, SG&A expenses by $46.5 million and Cost of sales by $18.4 million, negatively impacting Net income by $243.0 million or $0.85 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating (loss) income for the second quarter of fiscal 2018:

	Three Months Ended December 30, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		—	(17.0)	(1.4)	—
Gross profit	$1,176.2	$—	$(17.0)	$(1.4)	$—	$1,194.6

SG&A expenses
Integration & Acquisition		—	29.7	0.9	12.4
Operational Efficiency Plan		—	—	—	3.5
SG&A expenses	$829.8	$—	$29.7	$0.9	$15.9	$783.3

Operating income	$346.4	$—	$(46.7)	$(2.3)	$(15.9)	$411.3
Tapestry, Inc. Summary – Second Quarter of Fiscal 2019
Currency Fluctuation Effects
The change in net sales for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the second quarter of fiscal 2019 increased 0.9% or $15.8 million to $1.80 billion, due to increased revenues from Coach and Stuart Weitzman, partially offset by a decrease from Kate Spade. Excluding the effects of foreign currency, net sales increased by 1.7% or $30.5 million.
Gross Profit
Gross profit increased 2.3% or $27.3 million to $1.20 billion in the second quarter of fiscal 2019 from $1.18 billion in the second quarter of fiscal 2018. Gross margin for the second quarter of fiscal 2019 was 66.8% as compared to 65.9% in the second quarter of fiscal 2018. Excluding non-GAAP charges of $3.5 million and $18.4 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit increased 1.0% or $12.4 million to $1.21 billion in the second quarter of fiscal 2019, and gross margin increased to 67.0% from 66.9% in the second quarter of fiscal 2018. This increase in gross profit was driven by increases in Coach of $14.1 million and Kate Spade of $1.1 million, partially offset by a decline in Stuart Weitzman of $2.8 million.
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
SG&A expenses decreased 0.9% or $7.0 million to $822.8 million in the second quarter of fiscal 2019 as compared to $829.8 million in the second quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 45.7% during the second quarter of fiscal 2019 as compared to 46.5% during the second quarter of fiscal 2018. Excluding non-GAAP charges of $18.1 million and $46.5 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 2.7% or $21.4 million to $804.7 million from the second quarter of fiscal 2018. This increase was primarily due to increases in Stuart Weitzman of $8.5 million, Kate Spade of $7.2 million and Coach of $3.8 million. SG&A expenses as a percentage of net sales increased to 44.7% in the second quarter of fiscal 2019 from 43.9% in the second quarter of fiscal 2018.

Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, remained relatively flat with declines of 0.2% or $0.2 million to $98.2 million in the second quarter of fiscal 2019 as compared to $98.4 million in the second quarter of fiscal 2018. Excluding non-GAAP charges of $13.8 million and $15.9 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 2.4% or $1.9 million to $84.4 million in the second quarter of fiscal 2019 as compared to $82.5 million in the second quarter of fiscal 2018. This increase in SG&A expenses was primarily driven by additional system expenses as a result of the ERP implementations.
Operating Income
Operating income increased 9.9% or $34.3 million to $380.7 million in the second quarter of fiscal 2019 as compared to $346.4 million in the second quarter of fiscal 2018. Operating margin was 21.1% in the second quarter of fiscal 2019 as compared to 19.4% in the second quarter of fiscal 2018. Excluding non-GAAP charges of $21.6 million and $64.9 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, operating income decreased 2.2% or $9.0 million to $402.3 million from $411.3 million in the second quarter of fiscal 2018; and operating margin decreased 70 basis points to 22.3% in the second quarter of fiscal 2019 as compared to 23.0% in the second quarter of fiscal 2018. The decrease in operating income was primarily driven by decreases in Stuart Weitzman of $11.3 million and Kate Spade of $6.1 million, partially offset by growth in Coach of $10.3 million.
Interest Expense, net
Interest expense, net totaled $13.2 million in the second quarter of fiscal 2019 as compared to $22.2 million in the second quarter of fiscal 2018. The decrease in net interest expense is due to repayments made in the third quarter of fiscal 2018 related to the Company's debt borrowings.
Provision for Income Taxes
The effective tax rate was 30.7% in the second quarter of fiscal 2019 as compared to 80.5% in the second quarter of fiscal 2018. Excluding non-GAAP charges, the effective tax rate was 20.3% in the second quarter of 2019 as compared to 21.3% in the second quarter of fiscal 2018. The decrease in our effective tax rate was primarily attributable to the Tax Legislation, which lowered the U.S. federal statutory income tax partially offset by the impact of the GILTI provision.
Net Income
Net income increased $191.6 million to $254.8 million in the second quarter of fiscal 2019 as compared to $63.2 million in the second quarter of fiscal 2018. Excluding non-GAAP charges, net income increased 1.2% or $3.8 million to $310.0 million in the second quarter of fiscal 2019 as compared to $306.2 million in the second quarter of fiscal 2018. This increase was primarily due to lower interest expense, net and a decrease in provision for income tax, partially offset by lower operating income.
Net Income per Share
Net income per diluted share increased to $0.88 in the second quarter of fiscal 2019 as compared to $0.22 in the second quarter of fiscal 2018. Excluding non-GAAP charges, net income per diluted share remained flat at $1.07 in the second quarter of fiscal 2019.
Segment Performance - Second Quarter of Fiscal 2019
The following tables summarize results of operations by reportable segment for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,248.6	100.0%	$1,229.6	100.0%	$19.0	1.5%
Gross profit	860.1	68.9	846.0	68.8	14.1	1.7
SG&A expenses	481.6	38.6	477.8	38.9	3.8	0.8
Operating income	378.5	30.3	368.2	29.9	10.3	2.8
Coach Net Sales increased 1.5% or $19.0 million to $1.25 billion in the second quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 2.4% or $30.1 million. This increase was due to an increase in non-comparable stores of $18.6 million primarily driven by the direct ownership of the business in Australia and New Zealand and non-comparable store sales in Greater China. Comparable store sales increased by $12.0 million or 1% as compared to the second quarter of fiscal 2018, including a benefit of approximately 1% driven by an increase in global e-commerce. The increase in comparable store sales was primarily led by increases in Asia, including Japan and Greater China, and Europe, primarily due to conversion and improved traffic. These increases were partially offset by a decline in North America comparable store sales.
Coach Gross Profit increased 1.7% or $14.1 million to $860.1 million in the second quarter of fiscal 2019 from $846.0 million in the second quarter of fiscal 2018. Gross margin increased 10 basis points to 68.9% in the second quarter of fiscal 2019 from 68.8% in the second quarter of fiscal 2018. Excluding the impact of foreign currency in both periods, gross margin decreased 40 basis points.
Coach SG&A Expenses increased 0.8% or $3.8 million to $481.6 million as compared to $477.8 million in the second quarter of fiscal 2018. SG&A expenses as a percentage of net sales decreased to 38.6% during the second quarter of fiscal 2019 as compared to 38.9% during the second quarter of fiscal 2018. The $3.8 million increase was primarily due to timing of marketing expenses and an increase in variable selling related costs due to sales growth.
Coach Operating Income increased 2.8% or $10.3 million to $378.5 million in the second quarter of fiscal 2019, resulting in an operating margin of 30.3%, as compared to $368.2 million and 29.9%, respectively, in the second quarter of fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Kate Spade

	Three Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$428.4	100.0%	$434.7	100.0%	$(6.3)	(1.4)%
Gross profit	272.4	63.6	256.8	59.1	15.6	6.1
SG&A expenses	183.2	42.8	202.0	46.5	(18.8)	(9.3)
Operating income	89.2	20.8	54.8	12.6	34.4	63.0
Kate Spade Net Sales decreased 1.4% or $6.3 million to $428.4 million in the second quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales decreased 0.9% or $4.1 million. This decrease was primarily due to a decrease in comparable store sales of $39.8 million or 11%, including a benefit of approximately 2% driven by the Internet business. The decrease in comparable store sales was primarily due to conversion and traffic. In addition, there was a decline in wholesale sales of $25.4 million primarily due to the strategic pullback in wholesale disposition. These decreases were partially offset by an increase in non-comparable stores sales of $60.0 million due to new store openings in North America, Asia and Europe, as well as taking operational control of the Kate Spade Joint Ventures in mainland China and the direct ownership of the businesses in Australia, Malaysia and Singapore.
Kate Spade Gross Profit increased 6.1% or $15.6 million to $272.4 million in the second quarter of fiscal 2019 from $256.8 million in the second quarter of fiscal 2018. Gross margin increased 450 basis points to 63.6% in the second quarter of fiscal 2019 from 59.1% in the second quarter of fiscal 2018. Excluding non-GAAP adjustments of $2.5 million and $17.0 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, gross profit increased 0.4% or $1.1 million to $274.9 million from $273.8 million in the second quarter of fiscal 2018, and gross margin increased 120 basis points to 64.2% from 63.0% in the second quarter of fiscal 2018. The gross margin increase of 120 basis points was primarily due to improved product costing as a result of synergies.
Kate Spade SG&A Expenses decreased 9.3% or $18.8 million to $183.2 million in the second quarter of fiscal 2019 as compared to $202.0 million in the second quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 42.8% during the second quarter of fiscal 2019 as compared to 46.5% during the second quarter of fiscal 2018. Excluding non-GAAP charges of $3.7 million and $29.7 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 4.1% or $7.2 million to $179.5 million during the second quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 41.9% in the second quarter of fiscal 2019 from 39.7% in the second quarter of fiscal 2018. The increase of $7.2 million was due to taking operational control of the Kate Spade Joint Ventures in mainland China and the direct ownership of the businesses in Australia, Singapore and Malaysia partially offset by lower selling and marketing costs.
Kate Spade Operating Income increased 63.0% or $34.4 million to $89.2 million in the second quarter of fiscal 2019, resulting in an operating margin of 20.8%, as compared to an operating income of $54.8 million and operating margin of 12.6% in the second quarter of fiscal 2018. Excluding non-GAAP charges, Kate Spade operating income decreased 5.8% or $6.1 million to

$95.4 million from $101.5 million in the second quarter of fiscal 2018; and operating margin was 22.3% in the second quarter of fiscal 2019 as compared to 23.3% in the second quarter of fiscal 2018. The decrease in operating income was due to higher SG&A expenses, partially offset by an increase in gross profit.
Stuart Weitzman

	Three Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$123.8	100.0%	$120.7	100.0%	$3.1	2.5%
Gross profit	71.0	57.3	73.4	60.8	(2.4)	(3.4)
SG&A expenses	59.8	48.2	51.6	42.7	8.2	15.8
Operating income	11.2	9.1	21.8	18.1	(10.6)	(48.6)
Stuart Weitzman Net Sales increased 2.5% or $3.1 million to $123.8 million in the second quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 3.8% or $4.6 million. This increase was primarily due to higher sales in the retail business of $9.7 million, primarily due to the direct ownership of the businesses in China, partially offset by lower comparable store sales. This increase was partially offset by a decline in wholesale sales of $5.7 million primarily due to the trailing impacts as a result of supply chain operational challenges.
Stuart Weitzman Gross Profit decreased 3.4% or $2.4 million to $71.0 million during the second quarter of fiscal 2019 from $73.4 million in the second quarter of fiscal 2018. Gross margin decreased 350 basis points to 57.3% in the second quarter of fiscal 2019 from 60.8% in the second quarter of fiscal 2018. Excluding non-GAAP charges of $1.0 million and $1.4 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, Stuart Weitzman gross profit decreased 3.9% or $2.8 million to $72.0 million from $74.8 million in the second quarter of fiscal 2018, and gross margin decreased 380 basis points to 58.1% from 61.9% in the second quarter of fiscal 2018. The year over year change in gross margin was negatively impacted by foreign currency by 200 basis points, primarily due to the Euro. Excluding the impact of foreign currency, gross margin decreased 180 basis points primarily due to lower wholesale margins, partially offset by the benefit of the direct ownership of the businesses in China.
Stuart Weitzman SG&A Expenses increased 15.8% or $8.2 million to $59.8 million in the second quarter of fiscal 2019 as compared to $51.6 million in the second quarter of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 48.2% during the second quarter of fiscal 2019 as compared to 42.7% during the second quarter of fiscal 2018. Excluding non-GAAP charges of $0.6 million and $0.9 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 16.8% or $8.5 million to $59.2 million during the second quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 47.8% in the second quarter of fiscal 2019 from 41.9% in the second quarter of fiscal 2018. The increase of $8.5 million was primarily due to the direct ownership of the businesses in China and new store opening costs.
Stuart Weitzman Operating Income decreased 48.6% or $10.6 million to $11.2 million in the second quarter of fiscal 2019, resulting in an operating margin of 9.1%, as compared to an operating income of $21.8 million and operating margin of 18.1% in the second quarter of fiscal 2018. Excluding non-GAAP charges, Stuart Weitzman operating income decreased 47.2% or $11.3 million to $12.8 million from $24.1 million in the second quarter of fiscal 2018; and operating margin was 10.3% in the second quarter of fiscal 2019 as compared to 20.0% in the second quarter of fiscal 2018. This decrease was due to higher SG&A expenses and lower gross profit.

FIRST SIX MONTHS FISCAL 2019 COMPARED TO FIRST SIX MONTHS FISCAL 2018
The following table summarizes results of operations for the first six months of fiscal 2019 compared to the first six months of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,182.0	100.0%	$3,073.9	100.0%	$108.1	3.5%
Gross profit	2,138.6	67.2	1,939.1	63.1	199.5	10.3
SG&A expenses	1,600.2	50.3	1,614.5	52.5	(14.3)	0.9
Operating income	538.4	16.9	324.6	10.6	213.8	65.9
Interest expense, net	26.3	0.8	42.7	1.4	(16.4)	38.4
Provision for income taxes	135.0	4.2	236.4	7.7	(101.4)	42.9
Net income	377.1	11.9	45.5	1.5	331.6	NM
Net income per share:
Basic	$1.30		$0.16		$1.14	NM
Diluted	$1.29		$0.16		$1.13	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2019 and fiscal 2018 reflect the impact of the costs attributable to the ERP system implementation efforts, integration and acquisition costs, impact of the new tax legislation and the impact of the Operational Efficiency Plan, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.
First Six Months of Fiscal 2019 Items

	Six Months Ended December 29, 2018
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,138.6	$—	$(4.1)	$—	$2,142.7
SG&A expenses	1,600.2	10.4	30.6	—	1,559.2
Operating income	538.4	(10.4)	(34.7)	—	583.5
Income before provision for income taxes	512.1	(10.4)	(34.7)	—	557.2
Provision for income taxes	135.0	(2.6)	(2.1)	34.1	105.6
Net income	377.1	(7.8)	(32.6)	(34.1)	451.6
Diluted net income per share	1.29	(0.03)	(0.11)	(0.12)	1.55
In the first six months of fiscal 2019 the Company incurred charges as follows:

•	ERP Implementation - Total charges of $10.4 million primarily related to technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisitions Costs - Total charges of $34.7 million represent integration and acquisition costs related to contract termination charges, organizational costs as a result of integration, professional fees and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration & Acquisitions Costs," for more information.

•
Impact of Tax Legislation - Total charges of $34.1 million primarily related to the impact of the transition tax. Refer to the "Executive Overview" herein and Note 15, "Income Taxes," for further information.

These actions taken together increased the Company's SG&A expenses by $41.0 million, Provision for income taxes by $29.4 million and Cost of sales by $4.1 million, negatively impacting Net income by $74.5 million or $0.26 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the first six months of fiscal 2019:

	Six Months Ended December 29, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		(2.0)	(1.1)	(1.0)	—
Gross profit	$2,138.6	$(2.0)	$(1.1)	$(1.0)	$—	$2,142.7

SG&A expenses
Integration & Acquisition		—	7.1	12.1	11.4
ERP Implementation		—	—	—	10.4
SG&A expenses	$1,600.2	$—	$7.1	$12.1	$21.8	$1,559.2

Operating income	$538.4	$(2.0)	$(8.2)	$(13.1)	$(21.8)	$583.5
First Six Months of Fiscal 2018 Items

	Six Months Ended December 30, 2017
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$1,939.1	$—	$(106.8)	$—	$2,045.9
SG&A expenses	1,614.5	6.6	142.1	—	1,465.8
Operating income	324.6	(6.6)	(248.9)	—	580.1
Income before provision for income taxes	281.9	(6.6)	(248.9)	—	537.4
Provision for income taxes	236.4	(2.1)	(67.2)	194.2	111.5
Net income	45.5	(4.5)	(181.7)	(194.2)	425.9
Diluted net income per share	0.16	(0.02)	(0.63)	(0.68)	1.49
In the first six months of fiscal 2018, the Company incurred charges as follows:

•	Operational Efficiency Plan - Total charges of $6.6 million primarily related to technology infrastructure costs and organizational efficiency costs.

•	Integration & Acquisitions Costs - Total charges of $248.9 million, primarily attributable to the integration and acquisition of Kate Spade. These charges include:

◦	Limited life purchase accounting adjustments

◦	Professional fees

◦	Severance and related costs as a result of contractual agreements with certain Kate Spade executives

◦	Inventory reserves established primarily for the destruction of inventory

◦	Organizational costs as a result of integration

•	Impact of Tax Legislation - Total charges of $194.2 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances.
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
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the first six months of fiscal 2018:

	Six Months Ended December 30, 2017
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		—	(105.4)	(1.4)	—
Gross profit	$1,939.1	$—	$(105.4)	$(1.4)	$—	$2,045.9

SG&A expenses
Integration & Acquisition		—	97.5	1.8	42.8
Operational Efficiency Plan		—	—	—	6.6
SG&A expenses	$1,614.5	$—	$97.5	$1.8	$49.4	$1,465.8

Operating income	$324.6	$—	$(202.9)	$(3.2)	$(49.4)	$580.1
Tapestry, Inc. Summary – First Six Months of Fiscal 2019
Currency Fluctuation Effects
The change in net sales for the first six months of fiscal 2019 compared to fiscal 2018 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first six months of fiscal 2019 increased 3.5% or $108.1 million to $3.18 billion, due to increased revenues from Coach, Kate Spade and Stuart Weitzman. Excluding the effects of foreign currency, net sales increased by 4.1% or $126.8 million.
Gross Profit
Gross profit increased 10.3% or $199.5 million to $2.14 billion during the first six months of fiscal 2019 from $1.94 billion in the first six months of fiscal 2018. Gross margin for the first six months of fiscal 2019 was 67.2% as compared to 63.1% in the first six months of fiscal 2018. Excluding non-GAAP charges of $4.1 million and $106.8 million in the first six months of fiscal 2019 and 2018, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 4.7% or $96.8 million to $2.14 billion in the first six months of fiscal 2019, and gross margin increased to 67.3% from 66.6% in the first six months of fiscal 2018. This increase in gross profit is primarily driven by increases in Coach of $63.7 million and Kate Spade of $44.2 million, partially offset by a decline of $11.1 million in Stuart Weitzman.
Selling, General and Administrative Expenses
SG&A expenses decreased 0.9% or $14.3 million to $1.60 billion in the first six months of fiscal 2019 as compared to $1.61 billion in the first six months of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 50.3% during the first six months of fiscal 2019 as compared to 52.5% during the first six months of fiscal 2018. Excluding non-GAAP charges of $41.0 million and $148.7 million in the first six months of fiscal 2019 and 2018, respectively, SG&A expenses increased 6.4% or $93.4 million from the first six months of fiscal 2018. This increase is primarily due to increases in Kate Spade of $36.4 million, Coach of $28.6 million and Stuart Weitzman of $16.9 million. SG&A expenses as a percentage of net sales increased to 49.0% in the first six months of fiscal 2019 from 47.7% in the first six months of fiscal 2018.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 7.5% or $16.1 million to $197.8 million in the first six months of fiscal 2019 as compared to $213.9 million in the first six months of fiscal 2018. Excluding non-GAAP charges of $21.8 million and $49.4 million in the first six months of fiscal 2019 and 2018, respectively, SG&A expenses increased by 7.1% or $11.5 million in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. This increase in SG&A expenses was primarily driven by additional system expenses as a result of the ERP implementations, as well as higher compensation expense.
Operating Income
Operating income increased 65.9% or $213.8 million to $538.4 million in the first six months of fiscal 2019 as compared to $324.6 million in the first six months of fiscal 2018. Operating margin was 16.9% in the first six months of fiscal 2019 as compared to 10.6% in the first six months of fiscal 2018. Excluding non-GAAP charges of $45.1 million in the first six months of fiscal 2019 and $255.5 million in the first six months of fiscal 2018, operating income increased 0.5% or $3.4 million to $583.5 million from $580.1 million in the first six months of fiscal 2018; and operating margin was 18.3% in the first six months of fiscal 2019 as compared to 18.9% in the first six months of fiscal 2018. The increase in operating income is driven by growth in Coach of $35.1 million and Kate Spade of $7.8 million, offset by a decrease in Stuart Weitzman of $28.0 million and an increase in Corporate expense of $11.5 million.
Interest Expense, net
Interest expense, net totaled $26.3 million in the first six months of fiscal 2019 as compared to $42.7 million in the first six months of fiscal 2018. The decrease in net interest expense is due to debt repayments made in the third quarter of fiscal 2018.
Provision for Income Taxes
The effective tax rate was 26.4% in the first six months of fiscal 2019 as compared to 83.8% in the first six months of fiscal 2018. Excluding non-GAAP charges, the effective tax rate was 19.0% in the first six months of fiscal 2019 as compared to 20.7% in the first six months of fiscal 2018. The decrease in the effective tax rate was primarily attributable to the Tax Legislation, which lowered the U.S. federal statutory income tax, partially offset by the impact of the GILTI provision.
Net Income
Net income increased $331.6 million to $377.1 million in the first six months of fiscal 2019 as compared to $45.5 million in the first six months of fiscal 2018. Excluding non-GAAP charges, net income increased 6.0% or $25.7 million to $451.6 million in the first six months of fiscal 2019 as compared to $425.9 million in the first six months of fiscal 2018. This increase was due to lower net interest expense and reduced provision for income tax and higher operating income.
Net Income per Share
Net income per diluted share increased to $1.29 in the first six months of fiscal 2019 as compared to $0.16 in the first six months of fiscal 2018. Excluding non-GAAP charges, net income per diluted share increased 4.2% to $1.55 in the first six months of fiscal 2019 from $1.49 in the first six months of fiscal 2018, due to higher net income partially offset by an increase in shares outstanding.
Segment Performance - First Six Months of Fiscal 2019
The following tables summarize results of operations by reportable segment for the first six months of fiscal 2019 compared to the first six months of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Six Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,209.3	100.0%	$2,153.3	100.0%	$56.0	2.6%
Gross profit	1,539.8	69.7	1,478.1	68.6	61.7	4.2
SG&A expenses	930.4	42.1	901.8	41.9	28.6	3.2
Operating income	609.4	27.6	576.3	26.8	33.1	5.8
Coach Net Sales increased 2.6% or $56.0 million to $2.21 billion in the first six months of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 3.2% or $69.8 million. Comparable store sales for Coach increased $39.7 million or 2% as compared to the first six months of fiscal 2018, including a benefit of approximately 1% driven by an increase in global e-commerce. The increase in comparable store sales is primarily due to increases in Asia including Japan, Greater China and North America due to improved traffic and to a lesser extent conversion. Non-comparable store sales increased by $32.0 million, primarily driven by the direct ownership of the business in Australia and New Zealand and non-comparable store sales in Greater China and Europe. These increases were partially offset by a decrease in wholesale of $2.9 million, primarily due to lower international wholesale sales.
Coach Gross Profit increased 4.2% or $61.7 million to $1.54 billion in the first six months of fiscal 2019 from $1.48 billion in the first six months of fiscal 2018. Gross margin increased 110 basis points to 69.7% in the first six months of fiscal 2019 from 68.6% in the first six months of fiscal 2018. Excluding non-GAAP charges of $2.0 million in the first six months of fiscal 2019, Coach gross profit increased 4.3% or $63.7 million. Gross margin increased 120 basis points to 69.8% in the first six months of fiscal 2019 from 68.6% in the first six months of fiscal 2018 on a non-GAAP basis. Excluding the impact of foreign currency in both periods, gross margin increased 60 basis points. The increase in gross margin was primarily due to improved product costing, partially offset by promotional activity.
Coach SG&A Expenses increased 3.2% or $28.6 million to $930.4 million as compared to $901.8 million in the first six months of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 42.1% during the first six months of fiscal 2019 as compared to 41.9% during the first six months of fiscal 2018. The $28.6 million increase is primarily due to costs with owning the Australia and New Zealand distributor, higher compensation expenses and timing of marketing expenses.
Coach Operating Income increased 5.8% or $33.1 million to $609.4 million in the first six months of fiscal 2019, resulting in an operating margin of 27.6%, as compared to $576.3 million and 26.8%, respectively in the first six months of fiscal 2018. Excluding non-GAAP charges, Coach operating income increased 6.1% or $35.1 million to $611.4 million from $576.3 million in the first six months of fiscal 2018; and operating margin was 27.7% in the first six months of fiscal 2019 as compared to 26.8% in the first six months of fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Kate Spade

	Six Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$753.8	100.0%	$703.5	100.0%	$50.3	7.2%
Gross profit	480.1	63.7	331.6	47.1	148.5	44.8
SG&A expenses	346.1	45.9	400.1	56.9	(54.0)	(13.5)
Operating income (loss)	134.0	17.8	(68.5)	(9.7)	202.5	NM

NM - Not meaningful
Kate Spade Net Sales increased 7.2% or $50.3 million to $753.8 million in the first six months of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 7.6% or $53.5 million. This increase was due to an increase in non-comparable stores sales of $127.3 million which benefited from new store openings in North America, Japan and Europe, taking operational control of the Kate Spade Joint Ventures in mainland China and the direct ownership of the businesses in Australia, Singapore and Malaysia, as well as the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same period in the prior year. These increases were partially offset by a decline in comparable store sales of $50.5 million or 9%, including a benefit of approximately 2% driven by an increase in global e-commerce. The decrease in comparable store sales was primarily due to decreased traffic and conversion. In addition, there was a decline in wholesale sales of $29.3 primarily due to the strategic pullback in wholesale disposition.
Kate Spade Gross Profit increased 44.8% or $148.5 million to $480.1 million in the first six months of fiscal 2019 from $331.6 million in the first six months of fiscal 2018. Gross margin increased 16.6% to 63.7% in the first six months of fiscal 2019 from 47.1% in the first six months of fiscal 2018. Excluding non-GAAP charges of $1.1 million and $105.4 million in the first six months of fiscal 2019 and in the first six months of fiscal 2018 respectively, Kate Spade gross profit increased 10.1% or $44.2 million to $481.2 million from $437.0 million in the first six months of fiscal 2018, and gross margin increased 170 basis points to 63.8% from 62.1% in the first six months of fiscal 2018. The gross margin increase of 170 basis points was primarily due to improved product costing as a result of synergies.
Kate Spade SG&A Expenses decreased 13.5% or $54.0 million to $346.1 million in the first six months of fiscal 2019 from $400.1 million in the first six months of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 45.9% during the first six months of fiscal 2019 as compared to 56.9% during the first six months of fiscal 2018. Excluding non-GAAP charges of $7.1 million and $97.5 million in the first six months of fiscal 2019 and 2018, respectively, SG&A expenses increased 12.0% or

$36.4 million to $339.0 million in the first six months of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 45.0% in the first six months of fiscal 2019 from 43.0% in the first six months of fiscal 2018. This increase was due to taking operational control of the Kate Spade Joint Ventures in mainland China and the direct ownership of the businesses in Australia, Singapore and Malaysia, as well as the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same period in the prior year.
Kate Spade Operating Income increased $202.5 million to $134.0 million in the first six months of fiscal 2019, resulting in an operating margin of 17.8%, as compared to an operating loss of $68.5 million and (9.7)%, respectively in the first six months of fiscal 2018. Excluding non-GAAP charges, Kate Spade operating income increased 5.9% or $7.8 million to $142.2 million from $134.4 million in the first six months of fiscal 2018; and operating margin was 18.9% in the first six months of fiscal 2019 as compared to 19.1% in the first six months of fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Stuart Weitzman

	Six Months Ended
	December 29, 2018		December 30, 2017		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$218.9	100.0%	$217.1	100.0%	$1.8	0.8%
Gross profit	118.7	54.2	129.4	59.6	(10.7)	(8.3)
SG&A expenses	125.9	57.5	98.7	45.4	27.2	27.6
Operating (loss) income	(7.2)	(3.3)	30.7	14.2	(37.9)	NM

NM - Not meaningful
Stuart Weitzman Net Sales increased 0.8% or $1.8 million to $218.9 million in the first six months of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 1.6% or $3.5 million. This increase was primarily due to higher sales in the retail business of $16.8 million, primarily due to the direct ownership of the businesses in China and new store openings. This increase was partially offset by a decline in wholesale sales of $13.0 million primarily due to trailing impacts as a result of supply chain operational challenges.
Stuart Weitzman Gross Profit decreased 8.3% or $10.7 million to $118.7 million during the first six months of fiscal 2019 from $129.4 million in the first six months of fiscal 2018. Gross margin decreased 540 basis points to 54.2% in the first six months of fiscal 2019 from 59.6% in the first six months of fiscal 2018. Excluding non-GAAP charges of $1.0 million and $1.4 million in the first six months of fiscal 2019 and fiscal 2018, respectively, Stuart Weitzman gross profit decreased 8.5% or $11.1 million to $119.7 million from $130.8 million in the first six months of fiscal 2018, and gross margin decreased 560 basis points to 54.6% from 60.2% in the first six months of fiscal 2018. The year over year change in gross margin was negatively impacted by foreign currency rates by 370 basis points, primarily due to the Euro. Excluding the impact of foreign currency, there was a decrease in gross margin of 190 basis points primarily due to lower wholesale margins, partially offset by the direct ownership of the businesses in China.
Stuart Weitzman SG&A Expenses increased 27.6% or $27.2 million to $125.9 million in the first six months of fiscal 2019 as compared to $98.7 million in the first six months of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 57.5% during the first six months of fiscal 2019 as compared to 45.4% during the first six months of fiscal 2018. Excluding non-GAAP charges of $12.1 million and $1.8 million in the first six months of fiscal 2019 and 2018, respectively, SG&A expenses increased 17.5% or $16.9 million to $113.8 million in the first six months of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 52.0% in the first six months of fiscal 2019 from 44.6% in the first six months of fiscal 2018. This increase is primarily due to the benefit of the direct ownership of the businesses in China and new store openings.
Stuart Weitzman Operating Income decreased $37.9 million to an operating loss of $7.2 million in the first six months of fiscal 2019, resulting in an operating margin of (3.3)%, as compared to an operating income of $30.7 million and an operating margin of 14.2% in first six months of fiscal 2018. Excluding non-GAAP charges, Stuart Weitzman operating income decreased 82.8% or $28.0 million to $5.9 million from $33.9 million in the first six months of fiscal 2018; and operating margin was 2.7% in the first six months of fiscal 2019 as compared to 15.6% in the first six months of fiscal 2018. The decrease in operating income was due to an increase in SG&A expenses and a decrease in gross profit.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter of fiscal 2019 and fiscal 2018 reflect certain items, including the impact of the ERP Implementation in fiscal 2019, Integration and Acquisition costs for acquired companies by Tapestry, the impact of Tax Legislation and the Operational Efficiency Plan. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 29, 2018	December 30, 2017	Change
	(millions)

Net cash provided by operating activities	$599.0	$431.0	$168.0
Net cash used in investing activities	(405.5)	(1,988.5)	1,583.0
Net cash (used in) provided by financing activities	(187.8)	940.0	(1,127.8)
Effect of exchange rate changes on cash and cash equivalents	(12.1)	9.6	(21.7)
Net decrease in cash and cash equivalents	$(6.4)	$(607.9)	$601.5
The Company’s cash and cash equivalents decreased by $6.4 million in the first six months of fiscal 2019 as compared to a decrease of $607.9 million in the first six months of fiscal 2018, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $168.0 million due to higher net income of $331.6 million and higher non-cash adjustments of $21.7 million, partially offset by changes in operating assets and liabilities of $185.3 million.
The $185.3 million decrease in changes in operating asset and liability balances was primarily driven by changes in other liabilities, other assets, inventories and accounts receivable, partially offset by changes in accounts payable and accrued liabilities, as follows:

•
Other liabilities were a source of cash of $40.3 million in the first six months of fiscal 2019 compared to a source of cash of $233.4 million in the first six months of fiscal 2018, primarily related to the timing of tax payments.

•
Other assets were a use of cash of $55.9 million in the first six months of fiscal 2019 compared to a source of cash of $28.4 million in the first six months of fiscal 2018, primarily related to the timing of tax payments.

•
Inventories were a use of cash of $42.1 million in the first six months of fiscal 2019 compared to a source of cash of $12.5 million in the first six months of fiscal 2018, primarily driven by the timing of inventory receipts.

•
Accounts receivable were a use of cash of $34.2 million in the first six months of fiscal 2019 compared to a source of cash of $14.0 million in the first six months of fiscal 2018, primarily driven by timing of collections and the direct ownership of various distributors.

•
Accounts payable was a source of cash of $12.6 million in the first six months of fiscal 2019 as compared to a use of cash of $92.0 million in the first six months of fiscal 2018, primarily driven by the timing of Kate Spade inventory payments.

•
Accrued liabilities were a source of cash of $95.2 million in the first six months of fiscal 2019 as compared to a source of cash of $4.9 million in the first six months of fiscal 2018, primarily driven by the timing of tax payments, as well as reclassifications due to the adoption of the new revenue standard.

Net cash used in investing activities
Net cash used in investing activities in the first six months of fiscal 2019 was $405.5 million as compared to a use of cash of $1.99 billion in the first six months of fiscal 2018, resulting in a $1.58 billion decrease in net cash used in investing activities.
The $405.5 million use of cash in the first six months of fiscal 2019 is primarily due to net cash used for purchases, maturities and sales of investments of $251.4 million in the first six months of fiscal 2019 and capital expenditures of $116.4 million.
The $1.99 billion use of cash in the first six months of fiscal 2018 is primarily due to the $2.32 billion purchase of Kate Spade, net of cash acquired, partially offset by the impact of net cash proceeds from purchases, maturities and sales of investments of $458.2 million in the first six months of fiscal 2018.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $187.8 million in the first six months of fiscal 2019 as compared to a source of cash of $940.0 million in the first six months of fiscal 2018, resulting in a net decrease in cash of $1.13 billion.

The $187.8 million of cash used in the first six months of fiscal 2019 was primarily due to dividend payments of $194.9 million.
The $940.0 million of cash proceeds in the first six months of fiscal 2018 was primarily due to the net proceeds from the issuance of debt of $1.10 billion, partially offset by dividend payments of $191.0 million.
Working Capital and Capital Expenditures
As of December 29, 2018, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,237.0	$—	$1,237.0
Short-term investments(1)	258.2	—	258.2
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,995.2	$1,600.0	$2,395.2

(1)
As of December 29, 2018, approximately 59% of our cash and short-term investments were held outside the United States. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. In fiscal 2018, we analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. See Note 15, "Income Taxes," for more information.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of December 29, 2018. Refer to Note 12, "Debt," for further information on our existing debt instruments.

(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 29, 2018, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of December 29, 2018, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 13%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.

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
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 29, 2018 are not necessarily indicative of that expected for the full fiscal 2019. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the MD&A in our fiscal 2018 10-K. In the first quarter of fiscal 2019, we adopted new revenue accounting guidance which resulted in certain changes to our accounting policies. Refer to Note 4, "Revenue," for additional information about our accounting policies and estimates. As of December 29, 2018, there have been no material changes to any of the critical accounting policies other than the changes mentioned above.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment of goodwill in fiscal 2018 as the fair values of the Coach and Kate Spade brand reporting units and the Kate Spade indefinite-lived brand intangible significantly exceeded their respective carrying values. The fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 15% and 90%. Several factors could impact the Stuart Weitzman brand's ability to achieve future cash flows, including uncertainty around global macroeconomic conditions as well as trade tensions that may present challenges in growing our business with the Chinese consumer globally, the management of trailing impacts as a result of the supply chain operational challenges at Stuart Weitzman, the success of international expansion strategies, the optimization of the store fleet productivity, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. While there was no impairment recorded in the three-month period ended December 29, 2018, given the relatively small excess of fair value over carrying value as noted above, if profitability trends continue to decline during fiscal 2019 from those that are expected or if there is a significant adverse change in the business climate, it is possible that an interim test or our annual impairment test could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of December 29, 2018 and June 30, 2018, forward currency contracts designated as cash flow hedges with a notional amount of $378.5 million and $257.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 29, 2018.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Euro, the Japanese Yen, the Australian dollar and the Singapore dollar. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of December 29, 2018 and June 30, 2018 the total notional values of outstanding forward foreign currency contracts related to these loans were $116.0 million and $160.7 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at December 29, 2018 and June 30, 2018 was $4.1 million and $6.0 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at December 29, 2018 and June 30, 2018 was $3.3 million and $2.4 million, respectively.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At December 29, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $576 million, $387 million and $561 million, respectively. At June 30, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $593 million, $389 million and $574 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 29, 2018.
During the second quarter of fiscal 2019, the Company completed the first phase of its ERP implementation, SAP’s S4/HANA, migrating the global finance functions for Corporate, Coach and Stuart Weitzman. The finance and supply chain functions will be implemented for Kate Spade during the third quarter of fiscal 2019, with the supply chain functions for Coach and Stuart Weitzman to follow in early fiscal 2020.  As a result of the implementations to date, there were certain changes to processes and procedures, which resulted in changes to the Company’s internal control over financial reporting. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A, Risk Factors, in the Company's most recent Annual Report on Form 10-K.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the ERP system implementation noted above, there were no other changes in our internal control over financial reporting during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company did not repurchase any shares during the second quarter of fiscal 2019. As of December 29, 2018, the Company had zero availability remaining in the stock repurchase program.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

10.1*†	Form of Stock Option Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.2*†	Form of Restricted Stock Unit Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.3*†	Form of Stock Option Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan
10.4*†	Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan
10.5*†	Separation and Release Agreement, dated December 6, 2018, between Tapestry and Kevin Wills
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith
† Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY, INC.
(Registrant)

By:	/s/ Brian Satenstein
Name:	Brian Satenstein
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: February 7, 2019