Form 10-Q
period 2019-03-30
TAPESTRY, INC.
filed 2019-05-09
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2019
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-16153

Tapestry, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2242751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Hudson Yards, New York, NY 10001
(Address of principal executive offices); (Zip Code)
(212) 594-1850
(Registrant’s telephone number, including area code)

Common Stock, $0.01 par value	TPR	New York Stock Exchange
Title of Each Class	Trading Symbol	Name of each exchange on which registered
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 26, 2019 the Registrant had 290,135,955 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2019	June 30, 2018
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,075.3	$1,243.4
Short-term investments	262.0	6.6
Trade accounts receivable, less allowances of $4.6 and $1.5, respectively	285.7	314.1
Inventories	811.1	673.8
Prepaid expenses	87.9	82.6
Income tax receivable	40.9	25.8
Other current assets	99.5	86.3
Total current assets	2,662.4	2,432.6
Property and equipment, net	921.6	885.4
Long-term investments	0.1	—
Goodwill	1,504.1	1,484.3
Intangible assets	1,716.8	1,732.9
Deferred income taxes	26.0	24.3
Other assets	138.9	118.8
Total assets	$6,969.9	$6,678.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$260.6	$264.3
Accrued liabilities	659.0	622.9
Accrued income taxes	76.3	50.3
Current debt	0.7	0.7
Total current liabilities	996.6	938.2
Long-term debt	1,601.5	1,599.9
Deferred income taxes	245.3	206.2
Long-term income taxes payable	155.9	222.4
Other liabilities	439.4	467.0
Total liabilities	3,438.7	3,433.7

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 290.1 million and 288.0 million shares, respectively	2.9	2.9
Additional paid-in-capital	3,278.6	3,205.5
Retained earnings	340.2	119.0
Accumulated other comprehensive income (loss)	(90.5)	(82.8)
Total stockholders' equity	3,531.2	3,244.6
Total liabilities and stockholders' equity	$6,969.9	$6,678.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(millions, except per share data)
	(unaudited)
Net sales	$1,331.4	$1,322.4	$4,513.4	$4,396.3
Cost of sales	415.5	414.8	1,458.9	1,549.6
Gross profit	915.9	907.6	3,054.5	2,846.7
Selling, general and administrative expenses	810.1	748.6	2,410.3	2,363.1
Operating income	105.8	159.0	644.2	483.6
Interest expense, net	10.6	16.9	36.9	59.6
Income before provision for income taxes	95.2	142.1	607.3	424.0
Provision for income taxes	(22.2)	1.8	112.8	238.2
Net income	$117.4	$140.3	$494.5	$185.8
Net income per share:
Basic	$0.40	$0.49	$1.71	$0.65
Diluted	$0.40	$0.48	$1.70	$0.65
Shares used in computing net income per share:
Basic	290.0	286.2	289.5	284.7
Diluted	290.9	290.1	291.2	287.8
Cash dividends declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(millions)
	(unaudited)
Net income	$117.4	$140.3	$494.5	$185.8
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(4.0)	(2.7)	(2.7)	(6.8)
Unrealized gains (losses) on available-for-sale investments, net	0.1	(0.1)	0.2	0.4
Foreign currency translation adjustments	4.9	28.7	(5.2)	46.9
Other comprehensive income (loss), net of tax	1.0	25.9	(7.7)	40.5
Comprehensive income (loss)	$118.4	$166.2	$486.8	$226.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 30, 2019	March 31, 2018
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$494.5	$185.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	189.8	188.6
Provision for bad debt	6.4	1.0
Share-based compensation	65.4	60.9
Integration and restructuring activities	13.0	125.1
Deferred income taxes	41.5	(39.3)
Other non-cash charges, net	(5.5)	—
Changes in operating assets and liabilities:
Trade accounts receivable	50.9	78.6
Inventories	(123.1)	12.0
Accounts payable	(43.5)	(136.7)
Accrued liabilities	28.5	(40.0)
Other liabilities	(61.2)	168.6
Other assets	(54.5)	(18.1)
Net cash provided by operating activities	602.2	586.5
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(39.4)	(2,373.2)
Purchases of investments	(336.4)	(3.5)
Proceeds from maturities and sales of investments	82.3	482.2
Purchases of property and equipment	(184.2)	(186.6)
Net cash used in investing activities	(477.7)	(2,081.1)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(292.8)	(287.1)
Proceeds from issuance of debt	—	1,100.0
Repayment of debt	—	(1,100.0)
Proceeds from share-based awards	31.6	159.9
Taxes paid to net settle share-based awards	(26.1)	(31.2)
Net cash used in financing activities	(287.3)	(158.4)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	11.8
Net decrease in cash and cash equivalents	(168.1)	(1,641.2)
Cash and cash equivalents at beginning of period	1,243.4	2,672.9
Cash and cash equivalents at end of period	$1,075.3	$1,031.7
Supplemental information:
Cash paid for income taxes, net	$135.3	$68.0
Cash paid for interest	$45.4	$49.2
Noncash investing activity - property and equipment obligations	$53.2	$33.8

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
The results of operations, cash flows and comprehensive income for the nine months ended March 30, 2019 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 29, 2019 ("fiscal 2019").
During the second quarter of fiscal 2019, the Company acquired designated assets of its Kate Spade distributor in Singapore and Malaysia. During the first quarter of fiscal 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and of its Kate Spade distributor in Australia. During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to take operational control of the KS China Co., Limited and KS HMT Co., Limited joint ventures ("Kate Spade Joint Ventures") that operate in mainland China, Hong Kong, Macau and Taiwan in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand. During the first quarter of 2018, the Company completed its acquisition of Kate Spade & Company. The results of operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2019 will be a 52-week period. Fiscal 2018 ended on June 30, 2018 and was also a 52-week period. The third quarter of fiscal 2019 ended on March 30, 2019 and the third quarter of fiscal 2018 ended on March 31, 2018. These were 13-week periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for the realizability of inventory; customer returns, end-of-season markdowns and operational chargebacks; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes (including the impacts of recently enacted tax legislation) and related uncertain tax positions; accounting for business combinations; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and reserves for litigation and other contingencies, amongst others.

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
The Company adopted ASU 2014-09 beginning in the first quarter of fiscal 2019 utilizing the modified retrospective approach. The cumulative effect of initially applying the new standard did not result in a change to opening Retained earnings. Prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Effects of adoption include balance sheet presentation changes including presentation of estimated returned products and refund liabilities on a gross basis, as well as an increase in deferred revenue related to current year licensing contract activity due to a change in the method of recognizing sales-based royalties. These balance sheet presentation changes resulted in an increase of $8.0 million to Other current assets, an increase of $5.4 million to Accrued liabilities and a decrease of $4.6 million to Accounts receivable as of March 30, 2019. Furthermore, the adoption changed the income statement classification of certain items, primarily related to cooperative advertising allowances and other consideration provided to wholesale customers. The following table compares the reported results in fiscal 2019 under the new standard to the amounts that would have been reported if the standard had not been adopted:

	Three Months Ended March 30, 2019			Nine Months Ended March 30, 2019
	As Reported	Impact of Adoption	Balances Excluding Adoption	As Reported	Impact of Adoption	Balances Excluding Adoption
	(millions)
Net sales	$1,331.4	$(0.2)	$1,331.6	$4,513.4	$(3.9)	$4,517.3
Cost of sales	415.5	0.8	414.7	1,458.9	1.5	1,457.4
Gross profit	915.9	(1.0)	916.9	3,054.5	(5.4)	3,059.9
Selling, general and administrative expenses	810.1	(1.4)	811.5	2,410.3	(3.4)	2,413.7
Operating income	$105.8	$0.4	$105.4	$644.2	$(2.0)	$646.2
For further information regarding revenue from contracts with customers, refer to Note 4, "Revenue."
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). This ASU requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to a third party. The Company adopted ASU 2016-16 beginning in the first quarter of fiscal 2019 utilizing the modified retrospective approach, which resulted in a cumulative adjustment of $20.2 million to its opening Retained earnings balance. Overall, the adoption of ASU 2016-16 did not have a material impact on the Company's condensed consolidated financial statements.

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
The Company is currently performing a comprehensive evaluation of the impact of adopting this guidance on its consolidated financial statements and notes thereto. Assessment efforts to date have included reviewing the standard's provisions, gathering information to evaluate the landscape of arrangements that may meet the definition of a lease, collecting information from lease contracts, gathering information to assess for potential impairment of right-of-use-assets, evaluating accounting policy elections and updating internal controls over systems and financial reporting. The Company has selected a global software solution to manage and account for all leases, which is currently being implemented.
The Company anticipates it will elect the package of practical expedients intended to ease transition whereby the Company need not assess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. The Company also intends to elect the practical expedient to combine non-lease components and lease components. Furthermore, the Company has determined that it will apply the provisions of ASU 2018-11 with the initial application at the adoption date with a cumulative effect adjustment in the opening balance of Retained earnings in the first quarter of fiscal 2020. The Company expects the guidance will result in a significant increase to long-term assets and liabilities on its condensed consolidated balance sheets and does not expect it to have a material impact on the condensed consolidated statements of operations. This guidance is not expected to have a material impact on the Company's liquidity.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"), which is intended to improve the effectiveness of fair value disclosures. The ASU removes or modifies certain disclosure requirements related to fair value information, as well as adds new disclosure requirements for Level 3 fair value measurements. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact that adopting ASU 2018-13 will have on its condensed consolidated financial statements and notes thereto, however, does not expect a material impact resulting from this guidance.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2018-15"), which is intended to clarify the accounting for implementation costs of cloud computing arrangements which are deemed to be a service contract rather than a software license. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact that adopting ASU 2018-15 will have on its condensed consolidated financial statements and notes thereto.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended March 30, 2019.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended March 30, 2019
Coach	$484.0	$213.7	$212.8	$54.5	$965.0
Kate Spade	205.1	13.6	43.8	18.6	281.1
Stuart Weitzman	45.8	18.0	6.3	15.2	85.3
Total	$734.9	$245.3	$262.9	$88.3	$1,331.4

Three Months Ended March 31, 2018
Coach	$501.9	$211.0	$203.7	$52.7	$969.3
Kate Spade	197.6	12.1	38.8	20.8	269.3
Stuart Weitzman	52.2	8.1	5.8	17.7	83.8
Total	$751.7	$231.2	$248.3	$91.2	$1,322.4

Nine Months Ended March 30, 2019
Coach	$1,788.1	$577.2	$627.9	$181.1	$3,174.3
Kate Spade	812.3	37.4	118.9	66.3	1,034.9
Stuart Weitzman	170.4	57.1	18.5	58.2	304.2
Total	$2,770.8	$671.7	$765.3	$305.6	$4,513.4

Nine Months Ended March 31, 2018
Coach	$1,803.3	$561.8	$578.9	$178.6	$3,122.6
Kate Spade	784.3	12.4	106.1	70.0	972.8
Stuart Weitzman	196.4	24.7	13.8	66.0	300.9
Total	$2,784.0	$598.9	$698.8	$314.6	$4,396.3

(1)	Greater China includes mainland China, Hong Kong, Macau and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of March 30, 2019 and June 30, 2018 was $29.7 million and $29.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended March 30, 2019, net sales of $16.6 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

5. INTEGRATION AND ACQUISITION COSTS
During the three and nine months ended March 30, 2019, the Company incurred integration costs of $20.6 million and $55.3 million, respectively. The charges recorded in Cost of sales for the three and nine months ended March 30, 2019 were $5.0 million and $9.1 million, respectively. Of the amount recorded to Cost of sales, $4.3 million and $5.4 million was recorded in the Kate Spade segment, $0.0 million and $2.0 million was recorded in the Coach segment and $0.7 million and $1.7 million was recorded in the Stuart Weitzman segment, respectively. The charges recorded to SG&A expenses for the three and nine months ended March 30, 2019 were $15.6 million and $46.2 million, respectively. Of the amount recorded to SG&A expenses, $7.0 million and $18.4 million was recorded within Corporate, $0.1 million and $12.2 million was recorded in the Stuart Weitzman segment and $3.0 million and $10.1 million was recorded in the Kate Spade segment, respectively. The charges recorded to SG&A expenses in the Coach segment were $5.5 million for the three and nine months ended March 30, 2019. Of the total costs of $55.3 million, $13.0 million were non-cash charges related to purchase accounting adjustments, inventory-related charges and organization-related costs.
The Company estimates that it will incur approximately $25-35 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2019.
During the three and nine months ended March 31, 2018, the Company incurred integration and acquisition-related costs of $22.4 million and $271.3 million, respectively. The charges recorded in Cost of sales for the three and nine months ended March 31, 2018 were $4.1 million and $110.9 million, respectively. Of the amount recorded to Cost of sales for the three and nine months ended March 31, 2018, $1.0 million and $106.4 million were recorded in the Kate Spade segment and $2.1 million and $3.5 million were recorded within the Stuart Weitzman segment, respectively. The charges recorded to Cost of sales in the Coach segment were $1.0 million for the three and nine months ended March 31, 2018. The charges recorded in SG&A expenses for the three and nine months ended March 31, 2018 were $18.3 million and $160.4 million, respectively. Of the amount recorded to SG&A expenses, $9.1 million and $106.6 million was recorded in the Kate Spade segment, $4.3 million and $47.1 million was recorded within Corporate and $4.7 million and $6.5 million was recorded in the Stuart Weitzman segment, respectively. The charges recorded to SG&A expenses in the Coach segment were $0.2 million for the three and nine months ended March 31, 2018. Of the total costs of $271.3 million, $124.3 million were non-cash charges related to purchase accounting adjustments, inventory, organization-related costs and asset write-offs.
Refer to Note 7, "Acquisitions," for more information.
A summary of the integration and acquisition charges is as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(millions)
Purchase accounting adjustments(1)	$3.9	$6.0	$9.3	$76.2
Acquisition costs(2)	0.3	1.3	1.0	42.0
Inventory-related charges(3)	1.0	(1.7)	(0.4)	36.2
Contractual payments(4)	(0.6)	—	6.6	50.6
Organization-related costs(5)	12.8	7.3	18.6	35.0
Other(6)	3.2	9.5	20.2	31.3
Total	$20.6	$22.4	$55.3	$271.3

(1)	Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs primarily relate to deal fees associated with the acquisitions.

(3)	Inventory-related charges primarily relate to reserves for the destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials.

(4)
Contractual payments primarily relate to contract termination charges for the three and nine months ended March 30, 2019. For the nine months ended March 31, 2018, these payments primarily relate to severance and related costs as a result of pre-existing agreements with certain Kate Spade executives which became effective upon the closing of the acquisition.

(5)	Organization-related costs primarily relate to severance charges.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(6)	Other charges primarily relate to professional fees and asset write-offs.
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
There were no remaining liabilities under the Company's Operational Efficiency Plan as of March 30, 2019. The balance of $1.4 million as of June 30, 2018 is included within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets.
7. ACQUISITIONS
Fiscal 2019 Acquisitions
Distributor Acquisitions
During the nine months ended March 30, 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and of its Kate Spade distributor in Australia, Malaysia and Singapore.
The aggregate purchase consideration for the acquisitions was $39.7 million, $39.4 million of which was cash consideration paid during the first nine months of fiscal 2019 and the remaining is related to non-cash consideration. Of the total purchase consideration of $39.7 million, $18.6 million of net assets were recorded at their fair values. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $21.1 million, of which $8.4 million was assigned to the Stuart Weitzman segment and $12.7 million was assigned to the Kate Spade segment.
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
The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired). Consideration also included $5.3 million as a result of the conversion of unvested equity awards held by Kate Spade employees. The Company funded the acquisition through cash on-hand, as well as debt proceeds. Refer to Note 12, "Debt," for information regarding the Company's outstanding debt.
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
The purchase price allocation for these assets acquired and liabilities assumed is complete. The pro forma results are not presented for these acquisitions as they are immaterial.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 30, 2018	$654.8	$627.0	$202.5	$1,484.3
Foreign exchange impact	1.0	(1.2)	(1.1)	(1.3)
Acquisition of goodwill(1)	—	12.7	8.4	21.1
Balance at March 30, 2019	$655.8	$638.5	$209.8	$1,504.1

(1)	Refer to Note 7, "Acquisitions," for further information.
Intangible Assets
Intangible assets consist of the following:

	March 30, 2019			June 30, 2018
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(22.4)	$78.1	$100.5	$(17.3)	$83.2
Order backlog	—	—	—	2.0	(2.0)	—
Favorable lease rights	97.0	(35.1)	61.9	97.3	(24.4)	72.9
Total intangible assets subject to amortization	197.5	(57.5)	140.0	199.8	(43.7)	156.1
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	1,576.8	—	1,576.8
Total intangible assets	$1,774.3	$(57.5)	$1,716.8	$1,776.6	$(43.7)	$1,732.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As of March 30, 2019, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2019	$5.2
Fiscal 2020	19.7
Fiscal 2021	18.1
Fiscal 2022	16.4
Fiscal 2023	15.3
Fiscal 2024	13.3
Fiscal 2025 and thereafter	52.0
Total	$140.0
The expected amortization expense above reflects remaining useful lives ranging from approximately 11.1 to 13.3 years for customer relationships and the remaining lease terms ranging from approximately 3 month to 16.1 years for favorable lease rights.
9. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net loss	—	—	—	(17.7)	—	(17.7)
Other comprehensive income	—	—	—	—	5.6	5.6
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.3	—	17.5	—	—	17.5
Share-based compensation	—	—	23.3	—	—	23.3
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($0.3375 per share)	—	—	—	(95.9)	—	(95.9)
Balance at September 30, 2017	284.2	$2.8	$3,024.4	$(5.9)	$(81.3)	$2,940.0
Net income	—	—	—	63.2	—	63.2
Other comprehensive income	—	—	—	—	9.0	9.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.6	—	12.6	—	—	12.6
Share-based compensation	—	—	20.7	—	—	20.7
Dividends declared ($0.3375 per share)	—	—	—	(96.1)	—	(96.1)
Balance at December 30, 2017	284.8	$2.8	$3,057.7	$(38.8)	$(72.3)	$2,949.4
Net income	—	—	—	140.3	—	140.3
Other comprehensive income	—	—	—	—	25.9	25.9
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.0	0.1	96.5	—	—	96.6
Share-based compensation	—	—	22.8	—	—	22.8
Additional paid-in-capital as part of purchase consideration	—	—	—	—	—	—
Dividends declared ($0.3375 per share)	—	—	—	(97.0)	—	(97.0)
Balance at March 31, 2018	287.8	$2.9	$3,177.0	$4.5	$(46.4)	$3,138.0

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income	—	—	—	122.3	—	122.3
Other comprehensive loss	—	—	—	—	(5.3)	(5.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	3.2	—	—	3.2
Share-based compensation	—	—	22.4	—	—	22.4
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	20.2	—	20.2
Balance at September 29, 2018	289.8	$2.9	$3,231.1	$163.7	$(88.1)	$3,309.6
Net income	—	—	—	254.8	—	254.8
Other comprehensive loss	—	—	—	—	(3.4)	(3.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	3.7	—	—	3.7
Share-based compensation	—	—	21.5	—	—	21.5
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Balance at December 29, 2018	290.0	$2.9	$3,256.3	$320.7	$(91.5)	$3,488.4
Net income	—	—	—	117.4	—	117.4
Other comprehensive income	—	—	—	—	1.0	1.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	(1.2)	—	—	(1.2)
Share-based compensation	—	—	23.5	—	—	23.5
Dividends declared ($0.3375 per share)	—	—	—	(97.9)	—	(97.9)
Balance at March 30, 2019	290.1	$2.9	$3,278.6	$340.2	$(90.5)	$3,531.2

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive income (loss) before reclassifications	(4.8)	0.5	46.9		42.6
Less: income reclassified from accumulated other comprehensive income to earnings	2.0	0.1	—	—	2.1
Net current-period other comprehensive income (loss)	(6.8)	0.4	46.9	—	40.5
Balances at March 31, 2018	$(3.8)	$—	$(42.2)	$(0.4)	$(46.4)

Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	(0.4)	0.2	(5.2)	—	(5.4)
Less: losses reclassified from accumulated other comprehensive income to earnings	2.3	—	—	—	2.3
Net current-period other comprehensive income (loss)	(2.7)	0.2	(5.2)	—	(7.7)
Balances at March 30, 2019	$(1.3)	$0.2	$(90.5)	$1.1	$(90.5)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $0.0 million and $1.6 million as of March 30, 2019 and March 31, 2018, respectively. The amounts reclassified from AOCI are net of tax of ($1.5) million and ($1.7) million as of March 30, 2019 and March 31, 2018, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at March 30, 2019 and March 31, 2018 are net of tax of $(0.6) million and $0.2 million, respectively.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(millions, except per share data)
Net income	$117.4	$140.3	$494.5	$185.8

Weighted-average basic shares	290.0	286.2	289.5	284.7
Dilutive securities:
Effect of dilutive securities	0.9	3.9	1.7	3.1
Weighted-average diluted shares	290.9	290.1	291.2	287.8

Net income per share:
Basic	$0.40	$0.49	$1.71	$0.65
Diluted	$0.40	$0.48	$1.70	$0.65
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 30, 2019 and March 31, 2018, there were 11.3 million and 4.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2019(1)	March 31, 2018(1)	March 30, 2019(1)	March 31, 2018(1)
	(millions)
Share-based compensation expense	$23.5	$22.8	$67.4	$66.8
Income tax benefit related to share-based compensation expense	4.4	5.9	12.6	17.8

(1)
During the three and nine months ended March 30, 2019, the Company incurred $1.2 million and $2.0 million of share-based compensation expense related to its integration efforts, respectively. During the three and nine months ended March 31, 2018, the Company incurred $0.4 million and $5.1 million of share-based compensation expense related to its integration efforts, respectively. During the three months ended March 31, 2018, there was no share-based compensation expense under the Operational Efficiency Plan. There was $0.8 million of share-based compensation expense incurred under the Operational Efficiency Plan for the nine months ended March 31, 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the nine months ended March 30, 2019 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 30, 2018	12.5
Granted	1.5
Exercised	(0.8)
Forfeited or expired	(0.5)
Outstanding at March 30, 2019	12.7
The weighted-average grant-date fair value of options granted during the nine months ended March 30, 2019 and March 31, 2018 was $9.77 and $7.75, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 30, 2019	March 31, 2018
Expected term (years)	5.0	5.1
Expected volatility	30.3%	28.4%
Risk-free interest rate	3.1%	1.8%
Dividend yield	3.1%	3.3%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 30, 2019 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 30, 2018	3.5
Granted	1.7
Vested	(1.6)
Forfeited	(0.2)
Non-vested at March 30, 2019	3.4
The weighted-average grant-date fair value of share awards granted during the nine months ended March 30, 2019 and March 31, 2018 was $49.87 and $43.31, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 30, 2019 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 30, 2018	0.9
Granted	0.3
Change due to performance condition achievement	(0.1)
Vested	(0.2)
Forfeited	—
Non-vested at March 30, 2019	0.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 30, 2019 and March 31, 2018 was $50.35 and $41.22, respectively.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 30, 2019	June 30, 2018
	(millions)
Current debt:
Capital lease obligations	$0.7	$0.7
Total current debt	$0.7	$0.7

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	11.4
Capital lease obligations	5.6	6.0
Total long-term debt	1,617.0	1,617.4
Less: Unamortized discount and debt issuance costs on Senior Notes	(15.5)	(17.5)
Total long-term debt, net	$1,601.5	$1,599.9
During the three and nine months ended March 30, 2019, the Company recognized interest expense related to its debt of $16.7 million and $50.1 million, respectively. During the three and nine months ended March 31, 2018, the Company recognized interest expense related to its debt of $18.9 million and $68.6 million, respectively.
Revolving Credit Facility
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of March 30, 2019.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
At March 30, 2019 and June 30, 2018, the total fair value of the 2025, 2022 and 2027 Senior Notes was $1.57 billion and $1.56 billion, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.4 million as of March 30, 2019 and June 30, 2018 to the other partner of the Kate Spade Joint Ventures, to be paid in fiscal 2021.
Capital Lease Obligations
As a result of the Company's sale-leaseback agreement for its office building in North Bergen, NJ, the Company has total capital lease obligations of $0.7 million recorded within Current debt as of March 30, 2019 and June 30, 2018 and $5.6 million and $6.0 million recorded within Long-term debt on the Company's Condensed Consolidated Balance Sheets as of March 30, 2019 and June 30, 2018, respectively. The remaining lease obligations will be amortized through May 1, 2025.
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 30, 2019 and June 30, 2018:

	Level 1		Level 2
	March 30, 2019	June 30, 2018	March 30, 2019	June 30, 2018
	(millions)
Assets:
Cash equivalents(1)	$400.8	$592.5	$0.4	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	20.8	—
Government securities - U.S.(2)	103.4	—	—	—
Corporate debt securities - U.S.(2)	—	—	94.5	—
Corporate debt securities - non U.S.(2)	—	—	33.3	—
Other	—	—	9.4	6.0
Long-term investments:
Other	—	—	0.1	—
Derivative assets:
Inventory-related instruments(3)	—	—	2.9	5.6
Intercompany loan hedges(3)	—	—	—	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	5.3	2.3
Intercompany loan hedges(3)	—	—	—	0.1

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of March 30, 2019 and June 30, 2018:

	March 30, 2019			June 30, 2018
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$20.8	$—	$20.8	$—	$—	$—
Government securities - U.S.(2)	103.4	—	103.4	—	—	—
Corporate debt securities - U.S.(2)	94.5	—	94.5	—	—	—
Corporate debt securities - non-U.S.(2)	33.3	—	33.3	—	—	—
Available-for-sale investments, total	$252.0	$—	$252.0	$—	$—	$—
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	9.4	0.1	9.5	6.0	—	6.0
Total Investments	$262.0	$0.1	$262.1	$6.6	$—	$6.6

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of March 30, 2019 have maturity dates between calendar years 2019 and 2020 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended March 30, 2019 and June 30, 2018.
15. INCOME TAXES
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S federal statutory income tax rate, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”) provision, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, (vii) enacting a beneficial rate to be applied against Foreign Derived Intangible Income ("FDII") and (viii) limiting deductibility of interest and executive compensation expense, among other changes.
The Tax Legislation includes substantial changes to the taxation of foreign income, effectively converting the U.S. to a territorial income tax regime. Notable changes include that foreign earnings after December 31, 2017 will generally be eligible for a 100% dividends received deduction. However, companies are subject to the BEAT and GILTI provisions, which would increase the Company's effective tax rate, and the FDII provision, which would decrease the effective tax rate. The Company has decided to account for GILTI in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three and nine months ended March 30, 2019.
The Company's effective tax rate for the nine months ended March 30, 2019 was 18.6% as compared to 56.2% for the nine months ended March 31, 2018. The decrease in the effective tax rate is attributable to the decrease in the U.S. federal statutory tax rate from 28% in fiscal 2018 to 21% in fiscal 2019, as well as the impacts of the new guidance released in the third quarter of fiscal 2019. In addition, the Company recorded the effects of the Transition Tax in fiscal year 2018, which was a primary driver of the higher effective tax rate recorded for the nine months ended March 31, 2018. The effective tax rate recorded for the nine months ended March 30, 2019 was impacted unfavorably by the GILTI inclusion and favorably by the FDII deduction. During the three and nine months ended March 30, 2019, the Company recorded approximately $2.8 million and $17.1 million, respectively, to Provision for income taxes related to the GILTI and FDII provisions.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During fiscal 2018, the Company recorded charges of $178.2 million within its income tax provision in connection with the Tax Legislation, of which $266.0 million related to the mandatory transition tax and $(87.8) million related to the revaluation of the Company's deferred tax assets and liabilities.
As of December 29, 2018, the Company completed the accounting for the enactment date income tax effects of the Tax Legislation under Accounting Standards Codification ("ASC") 740, Income Taxes, for the measurement of deferred tax assets and liabilities and one-time transition tax. During the third quarter of fiscal 2019, additional Transition Tax guidance was released by the U.S. Treasury which resulted in a $17.0 million reduction of total tax expense. The Company was also able to utilize net operating losses of approximately $94.0 million, resulting in a decrease to its liability of $26.3 million, as well as apply available unrelated foreign tax credits of $34.2 million to reduce the total tax liability. These actions combined resulted in decreased future tax payments as set forth below.
The following table presents the expected timing of income tax payments related to the Transition Tax expected to be recognized by the Company as of March 30, 2019:

Transition Tax Payments
(millions)
Remainder of fiscal 2019	$—
Fiscal 2020	—
Fiscal 2021	11.9
Fiscal 2022	16.9
Fiscal 2023	31.8
Fiscal 2024	42.4
Fiscal 2025	52.9
Total	$155.9
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $34.2 million and $35.1 million outstanding at March 30, 2019 and June 30, 2018, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay the remaining $155.9 million related to the Transition Tax from fiscal 2021 through fiscal 2025. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of March 30, 2019 related to debt repayments. Refer to Note 12, "Debt," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
The following table summarizes segment performance, including the recast required for fiscal 2018 as a result of the expense reporting change discussed above, for the three and nine months ended March 30, 2019 and March 31, 2018:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended March 30, 2019
Net sales	$965.0	$281.1	$85.3	$—	$1,331.4
Gross profit	691.7	177.9	46.3	—	915.9
Operating income (loss)	239.5	6.1	(13.6)	(126.2)	105.8
Income (loss) before provision for income taxes	239.5	6.1	(13.6)	(136.8)	95.2
Depreciation and amortization expense(2)	31.8	14.7	4.3	12.8	63.6
Additions to long-lived assets(3)	17.3	15.2	4.7	30.6	67.8

Three Months Ended March 31, 2018
Net sales	$969.3	$269.3	$83.8	$—	$1,322.4
Gross profit	691.3	171.0	45.3	—	907.6
Operating income (loss)	250.4	12.7	(11.0)	(93.1)	159.0
Income (loss) before provision for income taxes	250.4	12.7	(11.0)	(110.0)	142.1
Depreciation and amortization expense(2)	33.0	18.8	4.2	9.9	65.9
Additions to long-lived assets(3)	29.9	2.3	1.2	26.7	60.1

Nine Months Ended March 30, 2019
Net sales	$3,174.3	$1,034.9	$304.2	$—	$4,513.4
Gross profit	2,231.5	658.0	165.0	—	3,054.5
Operating income (loss)	848.9	140.1	(20.8)	(324.0)	644.2
Income (loss) before provision for income taxes	848.9	140.1	(20.8)	(360.9)	607.3
Depreciation and amortization expense(2)	98.9	43.3	12.4	36.5	191.1
Additions to long-lived assets(3)	50.6	53.8	8.5	71.3	184.2

Nine Months Ended March 31, 2018
Net sales	$3,122.6	$972.8	$300.9	$—	$4,396.3
Gross profit	2,169.4	502.6	174.7	—	2,846.7
Operating income (loss)	826.7	(55.8)	19.7	(307.0)	483.6
Income (loss) before provision for income taxes	826.7	(55.8)	19.7	(366.6)	424.0
Depreciation and amortization expense(2)	103.5	49.0	12.2	32.7	197.4
Additions to long-lived assets(3)	103.8	16.3	4.4	62.1	186.6

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

(2)
Depreciation and amortization expense includes $0.1 million and $1.3 million of integration and acquisition costs for the three and nine months ended March 30, 2019. Depreciation and amortization expense includes $3.6 million and $8.8 million of

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

integration and acquisition costs for the three and nine months ended March 31, 2018, respectively. These charges are recorded within the Kate Spade segment. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

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
19. SUBSEQUENT EVENT
On May 9, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $1.00 billion of its outstanding common stock. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time.

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

Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Our success does not depend solely on the performance of a single channel, geographic area or brand.
Fiscal 2019 Strategic Initiatives
The Company's focus first and foremost is on execution in fiscal 2019, while making the right strategic investments to support our long-term vision. Specifically, in fiscal 2019, the Company intends to:
•Capture the full benefit of a multi-brand structure and synergies
•Fuel brand innovation by accelerating product newness across all brands
•Drive global growth with an emphasis on the Chinese consumer
•Advance our digital and data analytic capabilities
Recent Developments
Enterprise Resource Management ("ERP") Implementation
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting, a point-of-sale system for Coach in North America as well as a human resource information system for Corporate, Coach and Stuart Weitzman employees. During the second quarter of fiscal 2019, the Company deployed global finance and accounting systems for Corporate, Coach and Stuart Weitzman. During the third quarter of fiscal 2019, the Company deployed global finance, accounting, supply chain and human resource information systems for Kate Spade. The ERP implementation is expected to be substantially completed in fiscal 2019, with the supply chain functions for Coach and Stuart Weitzman to follow at the beginning of fiscal 2020.
Stuart Weitzman Production Challenges
Stuart Weitzman results continued to be negatively impacted by the trailing impacts of the supply chain operational challenges which began in the third quarter of fiscal 2018, including production delays which caused lower than expected sales, as the brand was not prepared for the level of complexity and new development as it transitioned to a new creative vision. The Company has addressed these challenges through investment in talent, as well as added infrastructure and manufacturing capacity. As a result of these investments, the Company returned to sales growth in the second and third quarters of fiscal 2019.

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

•
At this time, it is unknown whether certain U.S. states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all material aspects of its provision for income tax for the three and nine months ended March 30, 2019 are recorded based on recent guidance or its historical approach to state tax expense.

•
The Company applied the guidance in SEC Staff Accounting Bulletin ("SAB") 118 when accounting for the enactment-date of the Tax Legislation for the twelve-month period following the date of enactment. As of the second quarter of fiscal 2019 ending December 29, 2019, the Company completed the accounting for the enactment date income tax effects of the Tax Legislation pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, for the measurement of deferred tax assets and liabilities and one-time transition tax. The amounts recorded were further adjusted due to additional guidance released during the third quarter of fiscal 2019. The amounts recorded are subject to adjustment as future regulations or additional guidance becomes available.

Integration and Acquisition Costs
During the first nine months of fiscal 2019, the Company completed its acquisition of certain distributors for the Kate Spade and Stuart Weitzman brands. During fiscal 2018, the Company completed its acquisition of Kate Spade & Company, certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result of these acquisitions, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with organization-related expenses, purchase price accounting adjustments, acquisition costs, contractual payments, professional fees and asset write-offs. The Company currently estimates that it will incur approximately $25-35 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2019.
Refer to Note 5, "Integration and Acquisition Costs," Note 7, "Acquisitions," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.
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
Refer to Note 6, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.
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
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that global expansion is slowing at a rate that is somewhat faster than expected. These organizations expect continued softening of the growth rates in the United States throughout the next two years, and also observed challenging economic growth across markets around the globe recently. As a result, the current global outlook remains uncertain. It is still too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislation will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains due to political uncertainty and potential changes to international trade agreements. During the first quarter of fiscal 2019, the Trump Administration began to impose duties of 10% related to certain Chinese-made imported products. On May 5, 2019, President Trump announced an increase to the tariffs currently being imposed on these imports from 10% to 25%, effective May 10, 2019. Certain of the Company's offerings are impacted by these tariffs, however the Company believes that there will be minimal impact given the diversity of its sourcing activities. Additionally, on May 5, 2019, President Trump raised the possibility of adding a 25% punitive tariff to other categories of U.S. imports from China, which may have a more significant impact on the results of the Company if enacted. The Company is currently in the process of evaluating and monitoring this development. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
Beginning in the second quarter of fiscal 2019, the Company noted volatility in the spending patterns of certain North American customers, believed to be resellers, in advance of changes in Chinese e-commerce laws effective January 1, 2019. The volatility experienced during this period may continue in the near-term. The Company also observed an acceleration in local customer demand in China which has helped to partially offset this trend.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. for an agreed period, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties and the ratification by U.K. parliament. As of the date of this report, the withdrawal agreement has been voted against three times by U.K. parliament. As a consequence, the E.U. and U.K. agreed to postpone Brexit until October 31, 2019. This date will be accelerated to (i) June 1, 2019 should the U.K. not participate in the E.U. elections (in which case, the U.K. would leave without a deal), or (ii) anytime between now and October 31, 2019 if a withdrawal agreement is concluded between the parties and ratified by U.K. parliament. In the absence of such a withdrawal agreement there would be no transitional provisions and a "hard" Brexit would occur on either June 1 or October 31, 2019, resulting in potential increased legal and regulatory complexities and divergent laws between the U.K. and the E.U.
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

THIRD QUARTER FISCAL 2019 COMPARED TO THIRD QUARTER FISCAL 2018
The following table summarizes results of operations for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,331.4	100.0%	$1,322.4	100.0%	$9.0	0.7%
Gross profit	915.9	68.8	907.6	68.6	8.3	0.9
SG&A expenses	810.1	60.8	748.6	56.6	61.5	8.2
Operating income	105.8	7.9	159.0	12.0	(53.2)	(33.4)
Interest expense, net	10.6	0.8	16.9	1.3	(6.3)	(36.8)
Provision for income taxes	(22.2)	(1.7)	1.8	0.1	(24.0)	NM
Net income	117.4	8.8	140.3	10.6	(22.9)	(16.2)
Net income per share:
Basic	$0.40		$0.49		$(0.09)	(17.3)%
Diluted	$0.40		$0.48		$(0.08)	(16.5)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2019 and fiscal 2018 reflect the costs attributable to the ERP system implementation efforts, integration and acquisition costs, the impact of the new tax legislation and the impact of the Operational Efficiency Plan, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Third Quarter Fiscal 2019 Items

	Three Months Ended March 30, 2019
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$915.9	$—	$(5.0)	$—	$920.9
SG&A expenses	810.1	14.7	15.6	—	779.8
Operating income	105.8	(14.7)	(20.6)	—	141.1
Income before provision for income taxes	95.2	(14.7)	(20.6)	—	130.5
Provision for income taxes	(22.2)	(3.7)	(2.4)	(24.9)	8.8
Net income	117.4	(11.0)	(18.2)	24.9	121.7
Diluted net income per share	0.40	(0.05)	(0.06)	0.09	0.42
In the third quarter of fiscal 2019 the Company incurred charges as follows:

•	ERP Implementation - Total charges of $14.7 million represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisition Costs - Total charges of $20.6 million represent integration and acquisition costs related to organization-related costs, limited life purchase accounting adjustments and professional fees.

Refer to the "Executive Overview" herein and Note 5, "Integration and Acquisition Costs," for more information.

•
Impact of Tax Legislation - Total benefit of $24.9 million primarily due to the transition tax related to foreign earnings deemed to be repatriated. Refer to the "Executive Overview" herein and Note 15, "Income Taxes," for further information.

These actions taken together increased the Company's Cost of sales by $5.0 million, SG&A expenses by $30.3 million and decreased Provision for income taxes by $31.0 million, negatively impacting Net income by $4.3 million or $0.02 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the third quarter of fiscal 2019:

	Three Months Ended March 30, 2019
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		—	(4.3)	(0.7)	—
Gross profit	$915.9	$—	$(4.3)	$(0.7)	$—	$920.9

SG&A expenses
Integration & Acquisition		5.5	3.0	0.1	7.0
ERP Implementation		—	—	—	14.7
SG&A expenses	$810.1	$5.5	$3.0	$0.1	$21.7	$779.8

Operating income	$105.8	$(5.5)	$(7.3)	$(0.8)	$(21.7)	$141.1
Third Quarter Fiscal 2018 Items

	Three Months Ended March 31, 2018
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$907.6	$—	$(4.1)	$—	$911.7
SG&A expenses	748.6	2.9	18.3	—	727.4
Operating income	159.0	(2.9)	(22.4)	—	184.3
Income before provision for income taxes	142.1	(2.9)	(22.4)	—	167.4
Provision for income taxes	1.8	(1.0)	(12.1)	5.4	9.5
Net income	140.3	(1.9)	(10.3)	(5.4)	157.9
Diluted net income per share	0.48	—	(0.04)	(0.02)	0.54
In the third quarter of fiscal 2018, the Company incurred the following:

•	Operational Efficiency Plan - Total charges of $2.9 million primarily related to technology infrastructure costs.

•
Integration & Acquisition Costs - Total charges of $22.4 million total charges primarily attributable to the integration and acquisition of Kate Spade and the acquisition of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures. These charges include:

◦	Organizational costs as a result of integration

◦	Limited life purchase accounting adjustments

◦	Professional fees

•	Impact of Tax Legislation - Total charges of $5.4 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances.

These actions taken together increased Cost of sales by $4.1 million, increased SG&A expenses by $21.2 million and decreased the Company's Provision for income taxes by $7.7 million, negatively impacting Net income by $17.6 million or $0.06 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating (loss) income for the third quarter of fiscal 2018:

	Three Months Ended March 31, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		(1.0)	(1.0)	(2.1)	—
Gross profit	$907.6	$(1.0)	$(1.0)	$(2.1)	$—	$911.7

SG&A expenses
Integration & Acquisition		0.2	9.1	4.7	4.3
Operational Efficiency Plan		—	—	—	2.9
SG&A expenses	$748.6	$0.2	$9.1	$4.7	$7.2	$727.4

Operating income	$159.0	$(1.2)	$(10.1)	$(6.8)	$(7.2)	$184.3
Tapestry, Inc. Summary – Third Quarter of Fiscal 2019
Currency Fluctuation Effects
The change in net sales and gross margin for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the third quarter of fiscal 2019 increased 0.7% or $9.0 million to $1.33 billion. Excluding the effects of foreign currency, net sales increased by 2.3% or $30.2 million. Excluding the effects of foreign currency, the net sales increase was driven by Kate Spade, Coach and Stuart Weitzman.
Gross Profit
Gross profit increased 0.9% or $8.3 million to $915.9 million in the third quarter of fiscal 2019 from $907.6 million in the third quarter of fiscal 2018. Gross margin for the third quarter of fiscal 2019 was 68.8% as compared to 68.6% in the third quarter of fiscal 2018. Excluding non-GAAP charges of $5.0 million and $4.1 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit increased 1.0% or $9.2 million to $920.9 million in the third quarter of fiscal 2019, and gross margin increased to 69.2% from 68.9% in the third quarter of fiscal 2018. This increase in gross profit was driven by an increase in Kate Spade of $10.2 million, partially offset by declines in Coach of $0.6 million and Stuart Weitzman of $0.4 million.
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
SG&A expenses increased 8.2% or $61.5 million to $810.1 million in the third quarter of fiscal 2019 as compared to $748.6 million in the third quarter of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 60.8% during the third quarter of fiscal 2019 as compared to 56.6% during the third quarter of fiscal 2018. Excluding non-GAAP charges of $30.3 million and $21.2 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 7.2% or $52.4 million to $779.8 million from the third quarter of fiscal 2018. This increase was primarily due to increases in Kate Spade of $19.6 million, Corporate expenses of $18.6 million, Stuart Weitzman of $8.2 million and Coach of $6.0 million. SG&A expenses as a percentage of net sales increased to 58.6% in the third quarter of fiscal 2019 from 55.0% in the third quarter of fiscal 2018.

Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 35.7% or $33.1 million to $126.2 million in the third quarter of fiscal 2019 as compared to $93.1 million in the third quarter of fiscal 2018. Excluding non-GAAP charges of $21.7 million and $7.2 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 21.7% or $18.6 million to $104.5 million in the third quarter of fiscal 2019 as compared to $85.9 million in the third quarter of fiscal 2018. This increase in SG&A expenses was primarily driven by ongoing expenses as a result of the new system implementations and higher employee related costs including compensation.
Operating Income
Operating income decreased 33.4% or $53.2 million to $105.8 million in the third quarter of fiscal 2019 as compared to $159.0 million in the third quarter of fiscal 2018. Operating margin was 7.9% in the third quarter of fiscal 2019 as compared to 12.0% in the third quarter of fiscal 2018. Excluding non-GAAP charges of $35.3 million and $25.3 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, operating income decreased 23.3% or $43.2 million to $141.1 million from $184.3 million in the third quarter of fiscal 2018; and operating margin decreased 330 basis points to 10.6% in the third quarter of fiscal 2019 as compared to 13.9% in the third quarter of fiscal 2018. The decrease in operating income was primarily driven by decreases within Kate Spade of $9.4 million, Stuart Weitzman of $8.6 million and Coach of $6.6 million and an increase in Corporate expenses of $18.6 million.
Interest Expense, net
Interest expense, net decreased 36.8% or $6.3 million to $10.6 million in the third quarter of fiscal 2019 as compared to $16.9 million in the third quarter of fiscal 2018. The decrease in net interest expense is due to repayments made in the third quarter of fiscal 2018 related to the Company's debt borrowings.
Provision for Income Taxes
The effective tax rate was (23.4)% in the third quarter of fiscal 2019 as compared to 1.3% in the third quarter of fiscal 2018. Additional guidance was released by the U.S. Treasury this quarter which resulted in the reduction of the tax rate for the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. Excluding non-GAAP charges, the effective tax rate was 6.8% in the third quarter of 2019 as compared to 5.6% in the third quarter of fiscal 2018. The increase in our effective tax rate was primarily attributable to geographical mix of earnings.
Net Income
Net income decreased $22.9 million to $117.4 million in the third quarter of fiscal 2019 as compared to $140.3 million in the third quarter of fiscal 2018. Excluding non-GAAP charges, net income decreased 22.9% or $36.2 million to $121.7 million in the third quarter of fiscal 2019 as compared to $157.9 million in the third quarter of fiscal 2018. This decrease was primarily due to lower operating income, partially offset by lower interest expense, net and lower income taxes.
Net Income per Share
Net income per diluted share decreased to $0.40 in the third quarter of fiscal 2019 as compared to $0.48 in the third quarter of fiscal 2018. Excluding non-GAAP charges, net income per diluted share decreased 23.1% or $0.12 to $0.42 in the third quarter of fiscal 2019 from $0.54 in the third quarter of fiscal 2018. This decrease was primarily due to lower net income.

Segment Performance - Third Quarter of Fiscal 2019
The following tables summarize results of operations by reportable segment for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$965.0	100.0%	$969.3	100.0%	$(4.3)	(0.4)%
Gross profit	691.7	71.7	691.3	71.3	0.4	—
SG&A expenses	452.2	46.8	440.9	45.5	11.3	2.5
Operating income	239.5	24.8	250.4	25.8	(10.9)	(4.4)
Coach Net Sales decreased 0.4% or $4.3 million to $965.0 million in the third quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 1.3% or $12.9 million. Comparable store sales increased by $8.8 million or 1% as compared to the third quarter of fiscal 2018, including a benefit of approximately 1% driven by an increase in global e-commerce. The increase in comparable store sales was primarily led by increases in Other Asia, including Japan, Greater China and Europe, primarily due to improved traffic. These increases were partially offset by a decline in North America comparable store sales. In addition, there was an increase in non-comparable stores of $5.3 million primarily driven by Greater China and Other Asia, partially offset by declines in North America.
Coach Gross Profit increased $0.4 million to $691.7 million in the third quarter of fiscal 2019 from $691.3 million in the third quarter of fiscal 2018. Gross margin increased 40 basis points to 71.7% in the third quarter of fiscal 2019 from 71.3% in the third quarter of fiscal 2018. Excluding non-GAAP adjustments of $1.0 million in the third quarter of fiscal 2018, gross profit decreased 0.1% or $0.6 million to $691.7 million from $692.3 million in the third quarter of fiscal 2018, and gross margin increased 30 basis points to 71.7% from 71.4% in the third quarter of fiscal 2018. Excluding the impact of foreign currency in both periods, gross margin increased 10 basis points.
Coach SG&A Expenses increased 2.5% or $11.3 million to $452.2 million in the third quarter of fiscal 2019 as compared to $440.9 million in the third quarter of fiscal 2018. SG&A expenses as a percentage of net sales increased to 46.8% during the third quarter of fiscal 2019 as compared to 45.5% during the third quarter of fiscal 2018. Excluding non-GAAP charges of $5.5 million and $0.2 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 1.3% or $6.0 million to $446.7 million during the third quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 46.3% in the third quarter of fiscal 2019 from 45.5% in the third quarter of fiscal 2018. The $6.0 million increase was primarily due to an increase in store-related costs.
Coach Operating Income decreased 4.4% or $10.9 million to $239.5 million in the third quarter of fiscal 2019, resulting in an operating margin of 24.8%, as compared to $250.4 million and 25.8%, respectively, in the third quarter of fiscal 2018. Excluding non-GAAP charges, Coach operating income decreased 2.6% or $6.6 million to $245.0 million from $251.6 million in the third quarter of fiscal 2018; and operating margin was 25.4% in the third quarter of fiscal 2019 as compared to 26.0% in the third quarter of fiscal 2018. The decrease in operating income was primarily due to higher SG&A expenses.

Kate Spade

	Three Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$281.1	100.0%	$269.3	100.0%	$11.8	4.4%
Gross profit	177.9	63.3	171.0	63.5	6.9	4.1
SG&A expenses	171.8	61.2	158.3	58.8	13.5	8.5
Operating income	6.1	2.2	12.7	4.7	(6.6)	(51.7)
Kate Spade Net Sales increased 4.4% or $11.8 million to $281.1 million in the third quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 5.2% or $13.9 million. This increase was primarily due to an increase in non-comparable store sales of $25.3 million due to new store openings in North America, China, Japan and Europe, as well as the direct ownership of the businesses in Australia, Malaysia and Singapore. This increase was partially offset by a decline in wholesale sales of $6.5 million and a decline in comparable store sales of $6.7 million or 3%. Comparable store sales included a benefit of approximately 7% driven by an increase in global e-commerce. The decrease in comparable store sales was primarily due to conversion and traffic.
Kate Spade Gross Profit increased 4.1% or $6.9 million to $177.9 million in the third quarter of fiscal 2019 from $171.0 million in the third quarter of fiscal 2018. Gross margin decreased 20 basis points to 63.3% in the third quarter of fiscal 2019 from 63.5% in the third quarter of fiscal 2018. Excluding non-GAAP adjustments of $4.3 million and $1.0 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, gross profit increased 5.9% or $10.2 million to $182.2 million from $172.0 million in the third quarter of fiscal 2018, and gross margin increased 90 basis points to 64.8% from 63.9% in the third quarter of fiscal 2018. The gross margin increase of 90 basis points was primarily due to improved product costing as a result of synergies, partially offset by promotional activity primarily within the Outlet channel.
Kate Spade SG&A Expenses increased 8.5% or $13.5 million to $171.8 million in the third quarter of fiscal 2019 as compared to $158.3 million in the third quarter of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 61.2% during the third quarter of fiscal 2019 as compared to 58.8% during the third quarter of fiscal 2018. Excluding non-GAAP charges of $3.0 million and $9.1 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 13.2% or $19.6 million to $168.8 million during the third quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased, to 60.1% in the third quarter of fiscal 2019 from 55.4% in the third quarter of fiscal 2018. The increase of $19.6 million was due to the direct ownership of the businesses in Australia, Singapore and Malaysia, additional store-related costs as a result of new store openings and additional marketing expenses around the new product launch.
Kate Spade Operating Income decreased 51.7% or $6.6 million to $6.1 million in the third quarter of fiscal 2019, resulting in an operating margin of 2.2%, as compared to an operating income of $12.7 million and operating margin of 4.7% in the third quarter of fiscal 2018. Excluding non-GAAP charges, Kate Spade operating income decreased 41.8% or $9.4 million to $13.4 million from $22.8 million in the third quarter of fiscal 2018; and operating margin was 4.7% in the third quarter of fiscal 2019 as compared to 8.4% in the third quarter of fiscal 2018. The decrease in operating income was due to higher SG&A expenses, partially offset by an increase in gross profit.
Stuart Weitzman

	Three Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$85.3	100.0%	$83.8	100.0%	$1.5	1.7%
Gross profit	46.3	54.3	45.3	54.1	1.0	2.2
SG&A expenses	59.9	70.2	56.3	67.3	3.6	6.2
Operating loss	(13.6)	(15.9)	(11.0)	(13.2)	(2.6)	22.3
Stuart Weitzman Net Sales increased 1.7% or $1.5 million to $85.3 million in the third quarter of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 4.0% or $3.4 million. This increase was primarily due to higher sales in the retail business of $9.6 million, primarily due to the direct ownership of the businesses in China, partially offset by lower comparable store sales. This increase was partially offset by a decline in wholesale sales of $6.2 million primarily due to the trailing impacts as a result of supply chain operational challenges.
Stuart Weitzman Gross Profit increased 2.2% or $1.0 million to $46.3 million during the third quarter of fiscal 2019 from $45.3 million in the third quarter of fiscal 2018. Gross margin increased 20 basis points to 54.3% in the third quarter of fiscal 2019 from 54.1% in the third quarter of fiscal 2018. Excluding non-GAAP charges of $0.7 million and $2.1 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, Stuart Weitzman gross profit decreased 0.9% or $0.4 million to $47.0 million from $47.4 million in the third quarter of fiscal 2018, and gross margin decreased 140 basis points to 55.2% from 56.6% in the third quarter of fiscal 2018. The year over year change in gross margin was negatively impacted by foreign currency of 210 basis points, primarily due to the Euro. Excluding the impact of foreign currency, gross margin increased 70 basis points primarily due to the benefit of the direct ownership of the businesses in China and channel mix, partially offset by promotional activity.
Stuart Weitzman SG&A Expenses increased 6.2% or $3.6 million to $59.9 million in the third quarter of fiscal 2019 as compared to $56.3 million in the third quarter of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 70.2% during the third quarter of fiscal 2019 as compared to 67.3% during the third quarter of fiscal 2018. Excluding non-GAAP charges of $0.1 million and $4.7 million in the third quarter of fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 15.4% or $8.2 million to $59.8 million during the third quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 70.0% in the third quarter of fiscal 2019 from 61.8% in the third quarter of fiscal 2018. The increase of $8.2 million was primarily due to the direct ownership of the businesses in China and new store opening costs.
Stuart Weitzman Operating Loss increased 22.3% or $2.6 million to $13.6 million in the third quarter of fiscal 2019, resulting in an operating margin of (15.9)%, as compared to an operating loss of $11.0 million and operating margin of (13.2)% in the third quarter of fiscal 2018. Excluding non-GAAP charges, Stuart Weitzman operating loss increased $8.6 million to $12.8 million from operating loss of $4.2 million in the third quarter of fiscal 2018; and operating margin was (14.9)% in the third quarter of fiscal 2019 as compared to (5.1)% in the third quarter of fiscal 2018. This decrease was due to higher SG&A expenses and, to a lesser extent, lower gross profit.

FIRST NINE MONTHS FISCAL 2019 COMPARED TO FIRST NINE MONTHS FISCAL 2018
The following table summarizes results of operations for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,513.4	100.0%	$4,396.3	100.0%	$117.1	2.7%
Gross profit	3,054.5	67.7	2,846.7	64.8	207.8	7.3
SG&A expenses	2,410.3	53.4	2,363.1	53.8	47.2	2.0
Operating income	644.2	14.3	483.6	11.0	160.6	33.2
Interest expense, net	36.9	0.8	59.6	1.4	(22.7)	(37.9)
Provision for income taxes	112.8	2.5	238.2	5.4	(125.4)	(52.7)
Net income	494.5	11.0	185.8	4.2	308.7	NM
Net income per share:
Basic	$1.71		$0.65		$1.06	NM
Diluted	$1.70		$0.65		$1.05	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2019 and fiscal 2018 reflect the impact of the costs attributable to the ERP system implementation efforts, integration and acquisition costs, impact of the new tax legislation and the impact of the Operational Efficiency Plan, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.
First Nine Months of Fiscal 2019 Items

	Nine Months Ended March 30, 2019
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,054.5	$—	$(9.1)	$—	$3,063.6
SG&A expenses	2,410.3	25.1	46.2	—	2,339.0
Operating income	644.2	(25.1)	(55.3)	—	724.6
Income before provision for income taxes	607.3	(25.1)	(55.3)	—	687.7
Provision for income taxes	112.8	(6.3)	(4.5)	9.2	114.4
Net income	494.5	(18.8)	(50.8)	(9.2)	573.3
Diluted net income per share	1.70	(0.06)	(0.17)	(0.04)	1.97
In the first nine months of fiscal 2019 the Company incurred charges as follows:

•	ERP Implementation - Total charges of $25.1 million primarily related to technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisitions Costs - Total charges of $55.3 million represent integration and acquisition costs related to professional fees, organization-related costs, contract termination charges and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration & Acquisitions Costs," for more information.

•
Impact of Tax Legislation - Total charges of $9.2 million primarily due to transition tax related to foreign earnings deemed to be repatriated. Refer to the "Executive Overview" herein and Note 15, "Income Taxes," for further information.

These actions taken together increased the Company's Cost of sales by $9.1 million, increased SG&A expenses by $71.3 million and decreased Provision for income taxes by $1.6 million, negatively impacting Net income by $78.8 million or $0.27 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the first nine months of fiscal 2019:

	Nine Months Ended March 30, 2019
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		(2.0)	(5.4)	(1.7)	—
Gross profit	$3,054.5	$(2.0)	$(5.4)	$(1.7)	$—	$3,063.6

SG&A expenses
Integration & Acquisition		5.5	10.1	12.2	18.4
ERP Implementation		—	—	—	25.1
SG&A expenses	$2,410.3	$5.5	$10.1	$12.2	$43.5	$2,339.0

Operating income	$644.2	$(7.5)	$(15.5)	$(13.9)	$(43.5)	$724.6
First Nine Months of Fiscal 2018 Items

	Nine Months Ended March 31, 2018
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$2,846.7	$—	$(110.9)	$—	$2,957.6
SG&A expenses	2,363.1	9.5	160.4	—	2,193.2
Operating income	483.6	(9.5)	(271.3)	—	764.4
Income before provision for income taxes	424.0	(9.5)	(271.3)	—	704.8
Provision for income taxes	238.2	(3.1)	(79.3)	199.6	121.0
Net income	185.8	(6.4)	(192.0)	(199.6)	583.8
Diluted net income per share	0.65	(0.02)	(0.67)	(0.69)	2.03
In the first nine months of fiscal 2018, the Company incurred charges as follows:

•	Operational Efficiency Plan - Total charges of $9.5 million primarily related to technology infrastructure costs.

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
These actions taken together increased the Company's Cost of sales by $110.9 million, SG&A expenses by $169.9 million, Provision for income taxes by $117.2 million, negatively impacting Net income by $398.0 million, or $1.38 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through Operating income for the first nine months of fiscal 2018:

	Nine Months Ended March 31, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		(1.0)	(106.4)	(3.5)	—
Gross profit	$2,846.7	$(1.0)	$(106.4)	$(3.5)	$—	$2,957.6

SG&A expenses
Integration & Acquisition		0.2	106.6	6.5	47.1
Operational Efficiency Plan		—	—	—	9.5
SG&A expenses	$2,363.1	$0.2	$106.6	$6.5	$56.6	$2,193.2

Operating income	$483.6	$(1.2)	$(213.0)	$(10.0)	$(56.6)	$764.4
Tapestry, Inc. Summary – First Nine Months of Fiscal 2019
Currency Fluctuation Effects
The change in net sales and gross margin for the first nine months of fiscal 2019 compared to fiscal 2018 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first nine months of fiscal 2019 increased 2.7% or $117.1 million to $4.51 billion. Excluding the effects of foreign currency, net sales increased by 3.6% or $157.0 million. Excluding the effects of foreign currency, the net sales increase was driven by Coach, Kate Spade and Stuart Weitzman.
Gross Profit
Gross profit increased 7.3% or $207.8 million to $3.05 billion during the first nine months of fiscal 2019 from $2.85 billion in the first nine months of fiscal 2018. Gross margin for the first nine months of fiscal 2019 was 67.7% as compared to 64.8% in the first nine months of fiscal 2018. Excluding non-GAAP charges of $9.1 million and $110.9 million in the first nine months of fiscal 2019 and 2018, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 3.6% or $106.0 million to $3.06 billion in the first nine months of fiscal 2019, and gross margin increased to 67.9% from 67.3% in the first nine months of fiscal 2018. This increase in gross profit is primarily driven by increases in Coach of $63.1 million and Kate Spade of $54.4 million, partially offset by a decline of $11.5 million in Stuart Weitzman.
Selling, General and Administrative Expenses
SG&A expenses increased 2.0% or $47.2 million to $2.41 billion in the first nine months of fiscal 2019 as compared to $2.36 billion in the first nine months of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 53.4% during the first nine months of fiscal 2019 as compared to 53.8% during the first nine months of fiscal 2018. Excluding non-GAAP charges of $71.3 million and $169.9 million in the first nine months of fiscal 2019 and 2018, respectively, SG&A expenses increased 6.6% or $145.8 million from the first nine months of fiscal 2018. This increase is primarily due to increases in Kate Spade of $56.0 million, Coach of $34.6 million, Corporate of $30.1 million and Stuart Weitzman of $25.1 million. SG&A expenses as a percentage of net sales increased to 51.8% in the first nine months of fiscal 2019 from 49.9% in the first nine months of fiscal 2018.

Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 5.6% or $17.0 million to $324.0 million in the first nine months of fiscal 2019 as compared to $307.0 million in the first nine months of fiscal 2018. Excluding non-GAAP charges of $43.5 million and $56.6 million in the first nine months of fiscal 2019 and 2018, respectively, SG&A expenses increased by 12.1% or $30.1 million in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. This increase in SG&A expenses was primarily driven by ongoing system expenses as a result of the new system implementations, as well as higher employee related costs including compensation.
Operating Income
Operating income increased 33.2% or $160.6 million to $644.2 million in the first nine months of fiscal 2019 as compared to $483.6 million in the first nine months of fiscal 2018. Operating margin was 14.3% in the first nine months of fiscal 2019 as compared to 11.0% in the first nine months of fiscal 2018. Excluding non-GAAP charges of $80.4 million and $280.8 million in the first nine months of fiscal 2019 and fiscal 2018, respectively, operating income decreased 5.2% or $39.8 million to $724.6 million from $764.4 million in the first nine months of fiscal 2018; and operating margin was 16.1% in the first nine months of fiscal 2019 as compared to 17.4% in the first nine months of fiscal 2018. The decrease in operating income is driven by a decrease in Stuart Weitzman operating income of $36.6 million, an increase in Corporate expense of $30.1 million, and a decrease in Kate Spade operating income of $1.6 million, offset by growth in Coach of $28.5 million.
Interest Expense, net
Interest expense, net decreased 37.9% or $22.7 million to $36.9 million in the first nine months of fiscal 2019 from $59.6 million in the first nine months of fiscal 2018. The decrease in net interest expense is due to debt repayments made in the third quarter of fiscal 2018.
Provision for Income Taxes
The effective tax rate was 18.6% in the first nine months of fiscal 2019 as compared to 56.2% in the first nine months of fiscal 2018. Excluding non-GAAP charges, the effective tax rate was 16.6% in the first nine months of fiscal 2019 as compared to 17.2% in the first nine months of fiscal 2018. The decrease in the effective tax rate was primarily attributable to the Tax Legislation, which lowered the U.S. federal statutory income tax, partially offset by the impact of the GILTI provision.
Net Income
Net income increased $308.7 million to $494.5 million in the first nine months of fiscal 2019 as compared to $185.8 million in the first nine months of fiscal 2018. Excluding non-GAAP charges, net income decreased 1.8% or $10.5 million to $573.3 million in the first nine months of fiscal 2019 as compared to $583.8 million in the first nine months of fiscal 2018. This decrease was due to lower operating income partially offset by lower net interest expense and reduced provision for income tax.
Net Income per Share
Net income per diluted share increased to $1.70 in the first nine months of fiscal 2019 as compared to $0.65 in the first nine months of fiscal 2018. Excluding non-GAAP charges, net income per diluted share decreased 3.0% to $1.97 in the first nine months of fiscal 2019 from $2.03 in the first nine months of fiscal 2018, due to lower net income, as well as an increase in shares outstanding.
Segment Performance - First Nine Months of Fiscal 2019
The following tables summarize results of operations by reportable segment for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Nine Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,174.3	100.0%	$3,122.6	100.0%	$51.7	1.7%
Gross profit	2,231.5	70.3	2,169.4	69.5	62.1	2.9
SG&A expenses	1,382.6	43.6	1,342.7	43.0	39.9	3.0
Operating income	848.9	26.7	826.7	26.5	22.2	2.7
Coach Net Sales increased 1.7% or $51.7 million to $3.17 billion in the first nine months of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 2.6% or $82.7 million. Comparable store sales for Coach increased

$48.1 million or 2% as compared to the first nine months of fiscal 2018, including a benefit of approximately 1% driven by an increase in global e-commerce. The increase in comparable store sales is primarily due to increases in Other Asia, including Japan, Greater China, Europe and North America due to traffic and to a lesser extent conversion. Non-comparable store sales increased by $37.3 million, primarily driven by the direct ownership of the business in Australia and New Zealand, as well as non-comparable store sales in Greater China and Europe, partially offset by a decrease in Japan and North America.
Coach Gross Profit increased 2.9% or $62.1 million to $2.23 billion in the first nine months of fiscal 2019 from $2.17 billion in the first nine months of fiscal 2018. Gross margin increased 80 basis points to 70.3% in the first nine months of fiscal 2019 from 69.5% in the first nine months of fiscal 2018. Excluding non-GAAP charges of $2.0 million in the first nine months of fiscal 2019 and $1.0 million in the first nine months of fiscal 2018, Coach gross profit increased 2.9% or $63.1 million. Gross margin increased 90 basis points to 70.4% in the first nine months of fiscal 2019 from 69.5% in the first nine months of fiscal 2018 on a non-GAAP basis. Excluding the impact of foreign currency in both periods, gross margin increased 40 basis points. The increase in gross margin was primarily due to improved product costing, partially offset by promotional activity.
Coach SG&A Expenses increased 3.0% or $39.9 million to $1.38 billion in the first nine months of fiscal 2019 as compared to $1.34 billion in the first nine months of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 43.6% during the first nine months of fiscal 2019 as compared to 43.0% during the first nine months of fiscal 2018. Excluding non-GAAP charges of $5.5 million and $0.2 million in the first nine months of fiscal 2019 and 2018, respectively, SG&A expenses increased 2.6% or $34.6 million to $1.38 billion in the first nine months of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 43.4% in the first nine months of fiscal 2019 from 43.0% in the first nine months of fiscal 2018. The $34.6 million increase is primarily due to higher compensation expenses, marketing expenses and higher store-related costs.
Coach Operating Income increased 2.7% or $22.2 million to $848.9 million in the first nine months of fiscal 2019, resulting in an operating margin of 26.7%, as compared to $826.7 million and 26.5%, respectively in the first nine months of fiscal 2018. Excluding non-GAAP charges, Coach operating income increased 3.5% or $28.5 million to $856.4 million from $827.9 million in the first nine months of fiscal 2018; and operating margin was 27.0% in the first nine months of fiscal 2019 as compared to 26.5% in the first nine months of fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Kate Spade

	Nine Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,034.9	100.0%	$972.8	100.0%	$62.1	6.4%
Gross profit	658.0	63.6	502.6	51.7	155.4	30.9
SG&A expenses	517.9	50.1	558.4	57.4	(40.5)	(7.3)
Operating income (loss)	140.1	13.5	(55.8)	(5.8)	195.9	NM

NM - Not meaningful
Kate Spade Net Sales increased 6.4% or $62.1 million to $1.03 billion in the first nine months of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 6.9% or $67.4 million. This increase was due to an increase in non-comparable stores sales of $152.6 million which benefited from new store openings in North America, Japan and Europe, taking operational control of the Kate Spade Joint Ventures in mainland China and the direct ownership of the businesses in Australia, Singapore and Malaysia, as well as the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same period in the prior year. These increases were partially offset by a decline in comparable store sales of $57.2 million or 8%, including a benefit of approximately 3% driven by an increase in global e-commerce. The decrease in comparable store sales was primarily due to decreased traffic and conversion. In addition, there was a decline in wholesale sales of $35.8 million primarily due to the strategic pullback in wholesale disposition and lower wholesale sales in North America.
Kate Spade Gross Profit increased 30.9% or $155.4 million to $658.0 million in the first nine months of fiscal 2019 from $502.6 million in the first nine months of fiscal 2018. Gross margin increased 11.9% to 63.6% in the first nine months of fiscal 2019 from 51.7% in the first nine months of fiscal 2018. Excluding non-GAAP charges of $5.4 million and $106.4 million in the first nine months of fiscal 2019 and in the first nine months of fiscal 2018 respectively, Kate Spade gross profit increased 8.9% or $54.4 million to $663.4 million from $609.0 million in the first nine months of fiscal 2018, and gross margin increased 150 basis points to 64.1% from 62.6% in the first nine months of fiscal 2018. The gross margin increase of 150 basis points was primarily due to improved product costing as a result of synergies, partially offset by promotional activity primarily within the Outlet channel.
Kate Spade SG&A Expenses decreased 7.3% or $40.5 million to $517.9 million in the first nine months of fiscal 2019 from $558.4 million in the first nine months of fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 50.1% during the first nine months of fiscal 2019 as compared to 57.4% during the first nine months of fiscal 2018. Excluding non-GAAP charges of $10.1 million and $106.6 million in the first nine months of fiscal 2019 and 2018, respectively, SG&A expenses increased 12.4% or $56.0 million to $507.8 million in the first nine months of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 49.1% in the first nine months of fiscal 2019 from 46.5% in the first nine months of fiscal 2018. This increase was due to taking operational control of the Kate Spade Joint Ventures in mainland China and the direct ownership of the businesses in Australia, Singapore and Malaysia, additional store-related costs as a result of new store openings, as well as the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same period in the prior year.
Kate Spade Operating Income increased $195.9 million to $140.1 million in the first nine months of fiscal 2019, resulting in an operating margin of 13.5%, as compared to an operating loss of $55.8 million and (5.8)%, respectively in the first nine months of fiscal 2018. Excluding non-GAAP charges, Kate Spade operating income decreased 1.0% or $1.6 million to $155.6 million from $157.2 million in the first nine months of fiscal 2018; and operating margin was 15.0% in the first nine months of fiscal 2019 as compared to 16.1% in the first nine months of fiscal 2018. The decrease in operating income was due to higher SG&A expenses, partially offset by an increase in gross profit.
Stuart Weitzman

	Nine Months Ended
	March 30, 2019		March 31, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$304.2	100.0%	$300.9	100.0%	$3.3	1.1%
Gross profit	165.0	54.2	174.7	58.1	(9.7)	(5.6)
SG&A expenses	185.8	61.1	155.0	51.5	30.8	19.8
Operating (loss) income	(20.8)	(6.8)	19.7	6.5	(40.5)	NM

NM - Not meaningful
Stuart Weitzman Net Sales increased 1.1% or $3.3 million to $304.2 million in the first nine months of fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 2.3% or $6.9 million. This increase was primarily due to higher sales in the retail business of $26.4 million, primarily due to the direct ownership of the businesses in China and new store openings, partially offset by comparable store sales. This increase was partially offset by a decline in wholesale sales of $19.1 million primarily due to trailing impacts as a result of supply chain operational challenges.
Stuart Weitzman Gross Profit decreased 5.6% or $9.7 million to $165.0 million during the first nine months of fiscal 2019 from $174.7 million in the first nine months of fiscal 2018. Gross margin decreased 390 basis points to 54.2% in the first nine months of fiscal 2019 from 58.1% in the first nine months of fiscal 2018. Excluding non-GAAP charges of $1.7 million and $3.5 million in the first nine months of fiscal 2019 and fiscal 2018, respectively, Stuart Weitzman gross profit decreased 6.5% or $11.5 million to $166.7 million from $178.2 million in the first nine months of fiscal 2018, and gross margin decreased 440 basis points to 54.8% from 59.2% in the first nine months of fiscal 2018. The year over year change in gross margin was negatively impacted by foreign currency rates of 240 basis points, primarily due to the Euro. Excluding the impact of foreign currency, there was a decrease in gross margin of 200 basis points primarily due to lower wholesale margins from the trailing impacts as a result of supply chain operational challenges, partially offset by the direct ownership of the businesses in China.
Stuart Weitzman SG&A Expenses increased 19.8% or $30.8 million to $185.8 million in the first nine months of fiscal 2019 as compared to $155.0 million in the first nine months of fiscal 2018. As a percentage of net sales, SG&A expenses increased to 61.1% during the first nine months of fiscal 2019 as compared to 51.5% during the first nine months of fiscal 2018. Excluding non-GAAP charges of $12.2 million and $6.5 million in the first nine months of fiscal 2019 and 2018, respectively, SG&A expenses increased 16.8% or $25.1 million to $173.6 million in the first nine months of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 57.0% in the first nine months of fiscal 2019 from 49.4% in the first nine months of fiscal 2018. This increase is primarily due to the direct ownership of the businesses in China and new store openings.
Stuart Weitzman Operating Income decreased $40.5 million to an operating loss of $20.8 million in the first nine months of fiscal 2019, resulting in an operating margin of (6.8)%, as compared to an operating income of $19.7 million and an operating margin of 6.5% in first nine months of fiscal 2018. Excluding non-GAAP charges, Stuart Weitzman operating income decreased $36.6 million to an operating loss of $6.9 million from operating income of $29.7 million in the first nine months of fiscal 2018; and operating margin was (2.3)% in the first nine months of fiscal 2019 as compared to 9.8% in the first nine months of fiscal 2018. The decrease was due to an increase in SG&A expenses and a decrease in gross profit.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter of fiscal 2019 and fiscal 2018 reflect certain items, including the impact of the ERP Implementation in fiscal 2019, Integration and Acquisition costs for acquired companies by Tapestry, the impact of Tax Legislation and the Operational Efficiency Plan. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 30, 2019	March 31, 2018	Change
	(millions)

Net cash provided by operating activities	$602.2	$586.5	$15.7
Net cash used in investing activities	(477.7)	(2,081.1)	1,603.4
Net cash used in financing activities	(287.3)	(158.4)	(128.9)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	11.8	(17.1)
Net decrease in cash and cash equivalents	$(168.1)	$(1,641.2)	$1,473.1
The Company’s cash and cash equivalents decreased by $168.1 million in the first nine months of fiscal 2019 as compared to a decrease of $1.64 billion in the first nine months of fiscal 2018, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $15.7 million due to higher net income of $308.7 million, partially offset by changes in operating assets and liabilities of $267.3 million and lower non-cash adjustments of $25.7 million.
The $267.3 million decrease in changes in operating asset and liability balances was primarily driven by the following:

•
Other liabilities were a use of cash of $61.2 million in the first nine months of fiscal 2019 compared to a source of cash of $168.6 million in the first nine months of fiscal 2018, primarily related to the timing of tax payments.

•
Inventories were a use of cash of $123.1 million in the first nine months of fiscal 2019 compared to a source of cash of $12.0 million in the first nine months of fiscal 2018, primarily driven by higher in-transit inventory.

•
Other assets were a use of cash of $54.5 million in the first nine months of fiscal 2019 compared to a use of cash of $18.1 million in the first nine months of fiscal 2018, primarily related to the timing of tax payments.

•
Accounts receivable were a source of cash of $50.9 million in the first nine months of fiscal 2019 compared to a source of cash of $78.6 million in the first nine months of fiscal 2018, primarily driven by timing of wholesale shipments.

•
Accounts payable was a use of cash of $43.5 million in the first nine months of fiscal 2019 as compared to a use of cash of $136.7 million in the first nine months of fiscal 2018, primarily driven by the timing of payments by Kate Spade, Coach and Stuart Weitzman.

•
Accrued liabilities were a source of cash of $28.5 million in the first nine months of fiscal 2019 as compared to a use of cash of $40.0 million in the first nine months of fiscal 2018, primarily driven by the timing of payments related to operating liabilities.

Net cash used in investing activities
Net cash used in investing activities in the first nine months of fiscal 2019 was $477.7 million as compared to a use of cash of $2.08 billion in the first nine months of fiscal 2018, resulting in a $1.60 billion decrease in net cash used in investing activities.
The $477.7 million use of cash in the first nine months of fiscal 2019 is primarily due to net cash used for purchases, maturities and sales of investments of $254.1 million in the first nine months of fiscal 2019 and capital expenditures of $184.2 million.
The $2.08 billion use of cash in the first nine months of fiscal 2018 is primarily due to the $2.37 billion purchase of Kate Spade, net of cash acquired, partially offset by the impact of net cash proceeds from purchases, maturities and sales of investments of $478.7 million in the first nine months of fiscal 2018.
Net cash used in financing activities
Net cash used in financing activities was $287.3 million in the first nine months of fiscal 2019 as compared to a use of cash of $158.4 million in the first nine months of fiscal 2018, resulting in a net decrease in cash of $128.9 million.
The $287.3 million of cash used in the first nine months of fiscal 2019 was primarily due to dividend payments of $292.8 million.
The $158.4 million use of cash in the first nine months of fiscal 2018 was primarily due to dividend payments of $287.1 million, partially offset by proceeds from share-based awards of $159.9 million.

Working Capital and Capital Expenditures
As of March 30, 2019, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,075.3	$—	$1,075.3
Short-term investments(1)	262.0	—	262.0
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,837.3	$1,600.0	$2,237.3

(1)
As of March 30, 2019, approximately 74% of our cash and short-term investments were held outside the United States. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. In fiscal 2018, we analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. See Note 15, "Income Taxes," for more information.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of March 30, 2019. Refer to Note 12, "Debt," for further information on our existing debt instruments.

(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of March 30, 2019, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of March 30, 2019, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 13%. We have no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended March 30, 2019 are not necessarily indicative of that expected for the full fiscal 2019. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 10-K. In the first quarter of fiscal 2019, we adopted new revenue accounting guidance which resulted in certain changes to our accounting policies. Refer to Note 4, "Revenue," for additional information about our accounting policies and estimates. As of March 30, 2019, there have been no material changes to any of the critical accounting policies other than the changes mentioned above.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment of goodwill in fiscal 2018 as the fair values of the Coach and Kate Spade brand reporting units and the Kate Spade indefinite-lived brand intangible significantly exceeded their respective carrying values. The fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 15% and 90%. Several factors could impact the Stuart Weitzman brand's ability to achieve future cash flows, including uncertainty around global macroeconomic conditions as well as trade tensions that may present challenges in growing our business with the Chinese consumer globally, the management of trailing impacts as a result of the supply chain operational challenges at Stuart Weitzman, the success of international expansion strategies, the optimization of the store fleet productivity, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. While there was no impairment recorded in the three-month period ended March 30, 2019, given the relatively small excess of fair value over carrying value as noted above, if profitability trends continue to decline during fiscal 2019 from those that are expected or if there is a significant adverse change in the business climate, it is possible that an interim test or our annual impairment test could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ U.S. dollar and Euro denominated inventory purchases. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of March 30, 2019 and June 30, 2018, forward currency contracts designated as cash flow hedges with a notional amount of $385.1 million and $257.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of March 30, 2019.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which are not long term in investment nature. This primarily includes exposure to exchange rate fluctuations in the Japanese Yen, the Euro, the Australian dollar, the Chinese Renminbi and the Singapore dollar. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of March 30, 2019 and June 30, 2018 the total notional values of outstanding forward foreign currency contracts related to these loans were $95.0 million and $160.7 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at March 30, 2019 and June 30, 2018 was $2.9 million and $6.0 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at March 30, 2019 and June 30, 2018 was $5.3 million and $2.4 million, respectively.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At March 30, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $605 million, $395 million and $575 million, respectively. At June 30, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $593 million, $389 million and $574 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of March 30, 2019.
During the second quarter of fiscal 2019, the Company completed the first phase of its ERP implementation, SAP’s S4/HANA, migrating the global finance functions for Corporate, Coach and Stuart Weitzman. The finance and supply chain functions were implemented for Kate Spade during the third quarter of fiscal 2019, with the supply chain functions for Coach and Stuart Weitzman to follow in early fiscal 2020. As a result of the implementations to date, there were certain changes to processes and procedures, which resulted in changes to the Company’s internal control over financial reporting. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A, Risk Factors, in the Company's most recent Annual Report on Form 10-K.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the ERP system implementation noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company did not repurchase any shares during the third quarter of fiscal 2019. As of March 30, 2019, the Company had zero availability remaining in the stock repurchase program.

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

Dated: May 9, 2019