Form 10-K
period 2019-06-29
TAPESTRY, INC.
filed 2019-08-15
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 29, 2019
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
(212) 594-1850
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	TPR	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 28, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $9.6 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 2, 2019, the Registrant had 286,849,656 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III, Items 10 – 14

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

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of June 29, 2019 ("fiscal 2019"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. The fiscal years ended June 29, 2019 ("fiscal 2019"), June 30, 2018 ("fiscal 2018") and July 1, 2017 ("fiscal 2017") were 52-week periods.
PART I
ITEM 1. BUSINESS
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
GENERAL DEVELOPMENT OF BUSINESS
Founded in 1941, Coach, Inc., the predecessor company to Tapestry, Inc., was acquired by Sara Lee Corporation (“Sara Lee”) in 1985. In June 2000, Coach, Inc. was incorporated in the state of Maryland. In October 2000, Coach, Inc. was listed on the New York Stock Exchange and sold approximately 19.5% of the then outstanding shares. In April 2001, Sara Lee completed a distribution of its remaining ownership in Coach, Inc. via an exchange offer, which allowed Sara Lee stockholders to tender Sara Lee common stock for Coach, Inc. common stock. During fiscal 2015, the Company acquired Stuart Weitzman Holdings LLC, a luxury women's footwear company. During the first quarter of fiscal 2018, the Company acquired Kate Spade & Company, a lifestyle accessories and ready-to-wear company.
During fiscal 2018, the Company changed its name to Tapestry, Inc., a leading luxury lifestyle company with a diverse multi-brand portfolio supported by significant expertise in handbag design, merchandising, supply chain and retail operations as well as solid financial acumen.
The Company's international expansion strategy has been to enter into joint ventures and establish distributor relationships to build market presence and capability. To further accelerate brand awareness, aggressively grow market share and to exercise greater control of our brands, the Company has historically acquired its joint venture partner’s interests or distribution rights in these international regions.
Tapestry acquired or obtained operational control of the retail businesses from its distributors or its joint venture partners during fiscal 2018 and fiscal 2019 as follows:
Fiscal 2018
•Coach: Australia and New Zealand
•Stuart Weitzman: Northern China
•Kate Spade: Greater China (including mainland China, Hong Kong, Macau and Taiwan)
Fiscal 2019
•Stuart Weitzman: Southern China and Australia
•Kate Spade: Australia, Singapore and Malaysia
OUR BRANDS
The Company has three reportable segments:

•
Coach includes global sales of Coach products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors. This segment represented 70.9% of total net sales in fiscal 2019.

•
Kate Spade includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors. This segment represented 22.7% of total net sales in fiscal 2019.

•
Stuart Weitzman includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through independent third party distributors. This segment represented 6.4% of total net sales in fiscal 2019.

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
Stores — Coach operates freestanding flagship, retail and outlet stores as well as concession shop-in-shop locations. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.
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

The following table shows the number of Coach directly-operated locations and their total and average square footage:

	Coach
	North America	International(1)	Total
Store Count
Fiscal 2019	391	595	986
Net change vs. prior year	(11)	10	(1)
% change vs. prior year	(2.7)%	1.7%	(0.1)%

Fiscal 2018	402	585	987
Net change vs. prior year	(17)	42	25
% change vs. prior year	(4.1)%	7.7%	2.6%

Fiscal 2017	419	543	962
Net change vs. prior year	(13)	21	8
% change vs. prior year	(3.0)%	4.0%	0.8%

Square Footage
Fiscal 2019	1,802,410	1,304,618	3,107,028
Net change vs. prior year	(33,133)	48,093	14,960
% change vs. prior year	(1.8)%	3.8%	0.5%

Fiscal 2018	1,835,543	1,256,525	3,092,068
Net change vs. prior year	(48,661)	89,605	40,944
% change vs. prior year	(2.6)%	7.7%	1.3%

Fiscal 2017	1,884,204	1,166,920	3,051,124
Net change vs. prior year	(7,942)	80,605	72,663
% change vs. prior year	(0.4)%	7.4%	2.4%

Average Square Footage
Fiscal 2019	4,610	2,193	3,151
Fiscal 2018	4,566	2,148	3,133
Fiscal 2017	4,497	2,149	3,172

(1)	Fiscal 2018 includes the addition of 21 stores acquired as a result of the Coach distributor acquisition in Australia and New Zealand completed during the third quarter of fiscal 2018.
In fiscal 2020, we expect little change in overall store count. Furthermore, we expect to continue investing in the elevation of our existing store environments.
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

Wholesale — We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation through the creation of shop-in-shops with proprietary Coach brand fixtures within the department store environment. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely manage inventories in this channel given the current highly promotional environment at point-of-sale. We utilize automatic replenishment with major accounts in an effort to optimize inventory levels across wholesale doors. The wholesale business for Coach brand comprised approximately 8% of total brand net sales for fiscal 2019.
As of June 29, 2019, Coach's products are sold in over approximately 1,600 wholesale and distributor locations globally. Coach's most significant wholesale partnerships are with department stores including Macy's (including Bloomingdale's), Dillard's, Hudson's Bay Company (including The Bay, Saks 5th Ave and Lord & Taylor), Nordstrom,Von Maur, Zappos, Neiman Marcus and Belk. Coach products are also available on these customers' websites.
Coach has developed relationships with a select group of distributors who sell Coach products through travel retail locations and in certain international countries where Coach does not have directly operated retail locations. During the fiscal year ended June 29, 2019, Coach's most significant distributors are Korea Duty Free, the DFS Group, Al Tayer Insignia and China Duty Free.
As of June 29, 2019 and June 30, 2018, Coach did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Kate Spade
Since its launch in 1993 with a collection of six essential handbags, Kate Spade has always stood for optimistic femininity. Today, the brand is a global life and style house with handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Polished ease, thoughtful details and a modern, sophisticated use of color—Kate Spade’s founding principles define a unique style synonymous with joy.
Stores — Kate Spade operates freestanding flagship, specialty retail and outlet stores as well as concession shop-in-shops. These stores are located in regional shopping centers, metropolitan areas throughout the world and established outlet centers.
Kate Spade flagship locations, which offer the fullest expression of the Kate Spade brand, are located in key strategic markets including tourist-heavy, densely populated cities globally. Retail stores carry an assortment of products depending on their size, location and customer preferences. Kate Spade outlet stores serve as an efficient means to sell manufactured-for-outlet product and discontinued retail inventory outside the retail channel. Through these outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.

The following table shows the number of Kate Spade directly-operated locations and their total and average square footage:

	Kate Spade(1)
	North America	International(2)	Total
Store Count
Fiscal 2019	213	194	407
Net change vs. prior year	13	52	65
% change vs. prior year	6.5%	36.6%	19.0%

Fiscal 2018	200	142	342

Square Footage
Fiscal 2019	578,649	267,349	845,998
Net change vs. prior year	83,528	95,595	179,123
% change vs. prior year	16.9%	55.7%	26.9%

Fiscal 2018	495,121	171,754	666,875

Average Square Footage
Fiscal 2019	2,717	1,378	2,079
Fiscal 2018	2,476	1,210	1,950

(1)	The Kate Spade business was acquired in the first quarter of fiscal 2018 which included the addition of 180 stores in North America and 95 international stores.

(2)
Fiscal 2019 includes the addition of 21 stores acquired as a result of the Kate Spade distributor acquisitions in Australia, Malaysia and Singapore during fiscal 2019. Fiscal 2018 includes the addition of 50 stores related to taking operational control of the Kate Spade Joint Ventures that operate in Greater China in fiscal 2018.

We expect to modestly grow in store count in the next fiscal year within North America and internationally. Furthermore, we expect to continue investing in the elevation of our existing store environments.
Internet — We view our www.katespade.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Kate Spade brand products directly to customers. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. To a lesser extent, our e-commerce programs also include our outlet flash sales site.
Wholesale — As of June 29, 2019, Kate Spade brand's products are sold in approximately 1,200 wholesale and distributor locations, primarily in the U.S, Canada and Europe. The most significant wholesale partnerships primarily include sales of kate spade new york products. These partnerships include Nordstrom, Macy's (including Bloomingdale's), The TJX Companies Inc. and Dillard's. Kate Spade products are also available on these customers' websites. The wholesale business for Kate Spade brand comprised approximately 13% of total brand net sales for fiscal 2019.
Kate Spade has developed relationships with a select group of distributors who sell Kate Spade products through travel retail locations and in certain international countries where Kate Spade does not have directly operated retail locations. During the fiscal year ended June 29, 2019, Kate Spade's most significant distributors are Al-Futtaim Group, Valiram, DFS Group, Starboard and Pangea.
As of June 29, 2019 and June 30, 2018, Kate Spade did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Stuart Weitzman
Stuart Weitzman offers beautiful shoes that combine fashion and function. For more than 30 years, every pair has been handcrafted using the finest materials and meticulously engineered for a flawless fit. The brand is one of the most recognizable names in footwear; its award-winning shoes are worn by stylish women around the globe and by celebrities both on and off the red carpet. Stuart Weitzman is currently evolving into a multi-category brand with the expansion of handbags and accessories.

Stores — Stuart Weitzman products are primarily sold in freestanding flagship, retail and outlet stores. Stuart Weitzman flagship locations, which offer the fullest expression of the brand, are located in key strategic markets including tourist-heavy, densely populated cities globally. Retail stores carry an assortment of products depending on their size, location and customer preferences. Through outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.
The following table shows the number of Stuart Weitzman directly-operated locations and their total and average square footage:

	Stuart Weitzman
	North America	International(1)	Total
Store Count
Fiscal 2019	71	76	147
Net change vs. prior year	3	41	44
% change vs. prior year	4.4%	117.1%	42.7%

Fiscal 2018	68	35	103
Net change vs. prior year	(1)	23	22
% change vs. prior year	(1.4)%	191.7%	27.2%

Fiscal 2017	69	12	81
Net change vs. prior year	5	1	6
% change vs. prior year	7.8%	9.1%	8.0%

Square Footage
Fiscal 2019	125,336	90,300	215,636
Net change vs. prior year	7,467	42,802	50,269
% change vs. prior year	6.3%	90.1%	30.4%

Fiscal 2018	117,869	47,498	165,367
Net change vs. prior year	(75)	28,690	28,615
% change vs. prior year	(0.1)%	152.5%	20.9%

Fiscal 2017	117,944	18,808	136,752
Net change vs. prior year	12,680	6,252	18,932
% change vs. prior year	12.0%	49.8%	16.1%

Average Square Footage
Fiscal 2019	1,765	1,188	1,467
Fiscal 2018	1,733	1,357	1,606
Fiscal 2017	1,709	1,567	1,688

(1)
Fiscal 2019 includes the addition of 18 stores acquired as a result of the distributor acquisitions in Southern China and Australia during fiscal 2019. Fiscal 2018 includes the addition of 20 stores acquired as a result of the Stuart Weitzman distributor acquisition in Northern China during fiscal 2018.

In fiscal 2020, we expect modest growth in store count and square footage internationally.
Internet — We view our www.stuartweitzman.com website as a key communications vehicle for the brand to promote traffic in retail stores and department store locations and build brand awareness, as well as an additional channel to sell Stuart Weitzman brand products directly to customers.
Wholesale — Stuart Weitzman brand products are primarily sold through approximately 1,100 wholesale and distributor locations globally, which include multi-brand boutiques as of fiscal 2019. Stuart Weitzman's most significant wholesale partnerships include Nordstrom, Hudson's Bay Company (including Saks 5th Ave and Lord & Taylor), Macy's (including Bloomingdale's) and Neiman Marcus. The wholesale business for Stuart Weitzman brand comprised approximately 39% of total brand net sales for fiscal 2019.
Stuart Weitzman has developed relationships with a select group of distributors who sell Stuart Weitzman products through travel retail locations and in certain international countries where Stuart Weitzman does not have directly operated retail locations. During the fiscal year ended June 29, 2019, Stuart Weitzman's most significant distributors are Pedder Group and Hermanns Imports.
As of June 29, 2019 and June 30, 2018, Stuart Weitzman did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Refer to Note 17, "Segment Information," for further information about the Company's segments.
LICENSING
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Licensing revenue for the Company was $53.3 million and $53.6 million in fiscal 2019 and fiscal 2018, respectively. Our key licensing relationships and their calendar year expirations as of June 29, 2019 are as follows:

Brand	Category	Partner	Expiration
Coach	Eyewear	Luxottica	2020
Coach	Watches	Movado	2020
Coach	Fragrance	Interparfums	2026
Kate Spade	Fashion Bedding	HTA	2019
Kate Spade	Footwear	Steve Madden(1)	2019
Kate Spade	Eyewear	Safilo	2020
Kate Spade	Tableware	Lenox	2020
Kate Spade	Stationery and Gift	Lifeguard Press	2020
Kate Spade	Tech Accessories	Incipio	2021
Kate Spade	Watches	Fossil	2025

(1)	The Company intends to bring the majority of the Kate Spade brand women's footwear business in-house in fiscal 2020.
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

PRODUCTS
The following table shows net sales for each of our product categories by segment:

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		July 1, 2017
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach
Women's Handbags	$2,261.3	38%	$2,298.2	39%	$2,308.0	52%
Men's	862.0	14	844.6	14	808.0	18
Women's Accessories	766.5	13	747.1	13	721.0	16
Other Products	381.1	6	331.6	6	277.7	6
Total Coach	$4,270.9	71%	$4,221.5	72%	$4,114.7	92%
Kate Spade(1)
Women's Handbags	$763.7	13%	$703.4	12%	$—	—%
Other Products	315.2	5	311.6	5	—	—
Women's Accessories	287.9	5	269.7	5	—	—
Total Kate Spade	$1,366.8	23%	$1,284.7	22%	$—	—%
Stuart Weitzman(2)	$389.4	6%	$373.8	6%	$373.6	8%
Total Net sales	$6,027.1	100%	$5,880.0	100%	$4,488.3	100%

(1)	The Company completed its acquisition of Kate Spade in fiscal 2018. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

(2)	The significant majority of sales for Stuart Weitzman is attributable to women's footwear.
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
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2019 were $247.1 million, or approximately 4% of net sales, compared to $228.4 million in fiscal 2018, or approximately 4% of net sales.
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
As part of our direct marketing strategy, we use databases of consumers to generate personalized communications. Email contacts and direct mail pieces are an important part of our communication and are sent to selected consumers to stimulate consumer purchases and build brand awareness. Visitors to our e-commerce sites provide an opportunity to increase the size of these databases, as well as point of transactions globally, except where restricted. For Coach, we have e-commerce sites in the U.S., Canada, Japan, mainland China, several throughout Europe, and South Korea. For Kate Spade, we have e-commerce sites in the U.S., Canada, Japan and throughout Europe. For Stuart Weitzman, we have e-commerce sites in the U.S, Canada, Europe, Hong Kong and mainland China.
In fiscal 2019, Coach had informational websites in Hong Kong, Korea, Malaysia, Singapore and Taiwan, as well as a global informational website where other customers are directed. In fiscal 2019, Kate Spade had an informational website in mainland China. The Company utilizes and continues to explore digital technologies such as social media websites, including Twitter, Facebook, Instagram, Pinterest, WeChat and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
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
We maintain strong oversight of the supply chain process for each of our brands from design through manufacture. We are able to do this by maintaining sourcing management offices in Vietnam, mainland China, the Philippines, Cambodia and Spain that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities.
During fiscal 2019, manufacturers of Coach products were primarily located in Vietnam, Cambodia, mainland China and the Philippines. During fiscal 2019, Coach had one vendor, located in Vietnam, who individually provided approximately 10% of the brand's total purchases. During fiscal 2019, Kate Spade products were manufactured primarily in Vietnam, mainland China and the Philippines. Kate Spade had two vendors, one located in Vietnam and one located in the Philippines, who individually provided over 10% of the brand's total purchases (or approximately 40% in the aggregate). The Company expects that the level of products manufactured in each country will change during fiscal 2020 as it continues to further diversify the brand’s supply chain globally. Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2019, Stuart Weitzman had three vendors, all located in Spain, who individually provided over 10% of the brand's total units (or approximately 30% in the aggregate).
DISTRIBUTION
Each brand's products are shipped from manufacturers to distribution centers around the world for inspection, storage, order processing and shipment. These facilities use bar code scanning warehouse management systems. Our distribution center employees use handheld scanners to read product bar codes, which allow accurate storage and order processing, and generally provide excellent service to our customers. Each brand's products are primarily shipped to the retail stores and wholesale customers. Some facilities also ship direct to consumer orders in markets where we have an e-commerce presence.
North America product fulfillment for Coach is facilitated at our U.S. distribution center by our automated warehouse management system and electronic data interchange system, while the unique requirements of the direct to consumer business are supported by Coach's order management and e-commerce sites. Outside of North America, the Company has established regional distribution centers through third-parties for each brand. For Coach products, these centers are located in the Netherlands, Japan, Hong Kong, mainland China, Macau, South Korea, Taiwan, Malaysia, Australia and Singapore to support directly operated local markets.
The Company distributes Kate Spade products through facilities that are operated by third parties in the United States, Europe and Asia. For Kate Spade, product fulfillment in North America is facilitated by our automated warehouse management system and electronic data interchange system, while the unique requirements of the direct to consumer business are supported by selective warehouse and distribution systems operated by a third-party. The Company also operates local distribution centers through third-parties in the U.K., Japan, mainland China, Hong Kong, Australia, Singapore and Malaysia for Kate Spade product.
The Company distributes Stuart Weitzman products through facilities located in the United States, Canada, Spain, Italy and mainland China that are operated by third parties.
INFORMATION SYSTEMS
The Company embarked on a multi-year Enterprise Resource Planning ("ERP") implementation in fiscal 2017. During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting. During the second quarter of fiscal 2019, the Company deployed global finance and accounting systems for Corporate, Coach and Stuart Weitzman. During the third quarter of fiscal 2019, the Company deployed global finance, accounting, supply chain and human resource information systems for Kate Spade. This project was substantially completed during fiscal 2019, with the remaining supply chain functions for Coach and Stuart Weitzman implemented at the beginning of fiscal 2020.
The Company is also implementing a point-of-sale system which supports all in-store transactions, distributes management reporting for each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. The implementation is complete for Coach stores in North America and Europe and expected to be implemented for Stuart Weitzman stores in North America in fiscal 2020 and Kate Spade North America in fiscal 2021.
Refer to Item 1A. "Risk Factors," for further information as it relates to the Company's ERP system implementation efforts.
TRADEMARKS AND PATENTS
Tapestry owns all of the material trademark rights around the world used in connection with the production, marketing, distribution and sale of all branded products for Coach, Stuart Weitzman and Kate Spade. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Tapestry also owns and maintains registrations in countries around the world for trademarks in relevant classes of products. Major trademarks include TAPESTRY, COACH, STUART WEITZMAN, KATE SPADE and kate spade new york. It also owns brand-specific trademarks such as COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design, COACH EST. 1941 and Design for the COACH brand; kate spade new york and Spade Design, live colorfully, Walk on Air and In Full Bloom for the kate spade new york brand; and the SW Logo for the Stuart Weitzman brand. Tapestry is not dependent on any one particular trademark or design patent although Tapestry believes that the Coach, Stuart Weitzman and Kate Spade names are important for its business. In addition, Tapestry owns a number of design patents and utility patents for its brands' products. Tapestry aggressively polices its trademarks and trade dress, and pursues infringers both domestically and internationally. It also pursues counterfeiters domestically and internationally through leads generated internally, as well as through its network of investigators, the respective online reporting form for each brand, the Tapestry hotline and business partners around the world.
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
EMPLOYEES
As of June 29, 2019, the Company employed approximately 21,000 globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 10,100 and 7,200 were full time and part time employees, respectively, in the global retail field.
The Company believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Refer to Note 17, "Segment Information," presented in the Notes to the Consolidated Financial Statements for geographic information.
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
One component of our growth strategy is acquisitions, such as our acquisition of Stuart Weitzman Holdings, LLC during fiscal 2015 and our acquisition of Kate Spade & Company during the first quarter of fiscal 2018. Our management team has and, in the future, will consider growth strategies and expected synergies when considering any acquisition; however, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
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
Our failure to successfully complete the integration of any acquired business and any adverse consequences associated with future acquisition activities, could have an adverse effect on our business, financial condition and operating results.
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required annually, or as facts and circumstances exist, to assess goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in fiscal 2019, fiscal 2018 and fiscal 2017; however, we cannot accurately predict the amount and timing of any potential future impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.
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
The Company embarked on a multi-year ERP implementation in fiscal 2017. The substantial majority of the implementation was completed during fiscal 2019 and the remainder implemented at the beginning of fiscal 2020. Implementing new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. Other substantial risks associated with the multi-year ERP implementation include the inability to deliver the optimal level of merchandise to our brands’ stores or customers in a timely manner. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate or inaccessible. Furthermore, failure of the computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services, as well as consumer privacy concerns and new global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
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
Additionally, our current growth strategy includes plans to expand in a number of international regions, including Asia and Europe. We plan to open additional retail stores throughout Asia and other international markets, both directly and through strategic partners. Our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets have different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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
We operate on a global basis, with approximately 43.7% of our net sales coming from operations outside of United States. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•
political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as Brexit. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. As a consequence, the E.U. and U.K. agreed to postpone Brexit until October 31, 2019. This date will be accelerated to anytime between now and October 31, 2019 if a withdrawal agreement is successfully concluded between the parties and ratified by U.K. parliament. Increased uncertainty surrounds future Brexit talks due to the new leadership of the British government following Theresa May’s resignation as Prime Minister on June 7, 2019 and the election of Boris Johnson on July 23, 2019. In the absence of a withdrawal agreement there would be no transitional provisions and a "hard" Brexit would occur on October 31, 2019. Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees and resulting in increased cost by way of new or elevated customs duties or financial implications from operational challenges;

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

•
changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions.

We face risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products
Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. In May 2019, the United States increased the tariff rate from 10% to 25% on $200 billion of imports of select product categories into the U.S. from China. On August 1, 2019, the Trump Administration announced that the U.S. plans to implement an additional tariff of 10% on the remaining $300 billion of products imported into the U.S. from China on September 1, 2019. If the U.S. follows through on its further proposed China tariffs, or if the U.S. or other countries impose additional duties, taxes, quotas and/or withdraw from or materially modify trade agreements or other trade restrictions, the cost of our products manufactured in China or such other countries and imported into the U.S. or other countries could increase. This could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations.
Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, fuel and energy costs (including oil prices), global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers.
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
Tapestry, Inc. is a New York-based house of modern luxury lifestyle brands. Our Company and our brands are founded upon a consumer-led view of luxury that stands for inclusivity and approachability. Any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted. Our success also depends in part on our ability to execute on our plans and strategies. Even if our products, marketing campaigns and retail environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact our business, financial condition, and results of operations.
Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers and stores, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. The possibility of a cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many recent cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events.
Awareness and sensitivity to privacy breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. We may also incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed such as the General Data Protection Regulation in the E.U. and the California Consumer Privacy Act in California, U.S.A., as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs and increased litigation as a result of cyber security breaches.

In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, mainland China, several throughout Europe and South Korea and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries, as described in Item I, "Business." Our e-commerce programs also include an invitation-only Coach outlet flash sale site and Kate Spade flash sale site. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
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
We monitor our global foreign currency exposure. In order to minimize the impact on earnings related to foreign currency rate movements, we hedge our cross currency intercompany inventory transactions, as well as the Company’s cross currency intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Our continued international expansion will increase our exposure to foreign currency fluctuations. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars.
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
We periodically return value to investors through payment of quarterly dividends and common stock repurchases. Investors may have an expectation that we will continue to pay our quarterly dividend at certain levels and / or repurchase shares available under our common stock repurchase program. The market price of our securities could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. Refer to “If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed” for additional discussion of our quarterly dividend.

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

•	disruptions or delays in shipments;

•	loss or impairment of key manufacturing or distribution sites;

•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;

•	product quality issues;

•	political unrest, including protests and other civil disruption;

•	unforeseen public health crises, such as pandemic and epidemic diseases;

•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and

•	acts of war or terrorism and other external factors over which we have no control.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. Compliance with these laws may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
In addition, we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Global Operating Principles and/or Supplier Code of Conduct; however, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program documents, including our Global Operating Principles, Anti-Corruption Policy and Supplier Code of Conduct are available through our website, www.tapestry.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.

We are dependent on a limited number of distribution and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business. Because our distribution centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. We maintain a distribution center in Jacksonville, Florida, operated by Tapestry. To support our growth in mainland China and Europe, we established distribution centers in mainland China and the Netherlands, owned and operated by a third-party, allowing us to better manage the logistics in these regions while reducing costs. We also operate distribution centers, through third-parties, in Japan, Hong Kong, Macau, Singapore, Taiwan, Malaysia, the U.S., Spain, Italy, the U.K., Canada, Australia and South Korea. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
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
The ability to successfully execute against our goals is heavily dependent on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Our operational efficiency initiatives as well as acquisitions and related integration activity may intensify this risk.
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
Our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the wholesale industry.
Our wholesale business comprised approximately 11% of total net sales for fiscal 2019. Continued fragmentation in the industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise, which could negatively impact our brands or could affect our business, results of operations, and financial condition.
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
On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law. The Tax Legislation, which became effective on January 1, 2018, significantly revised the U.S. tax code. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition & Results of Operations - Executive Overview and Note 15, “Income Taxes,” for further information on the provisions of the Tax Legislation and the currently expected impact on the Company. The Company has recorded its best estimate of impact of the Tax Legislation through its provision for income taxes in the fiscal year ended June 29, 2019 pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, and the SEC Staff Accounting Bulletin (“SAB”) 118. All amounts recorded were based on available guidance on interpretation of the Tax
Legislation and, the Company believes, reasonable approaches to estimating its impact. As future guidance becomes available, adjustments may be made to reflect the impact of such guidance in the provision for income taxes.
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
We also may decide not to renew our agreements with our licensing partners and bring certain categories in-house. We may face unexpected difficulties or costs in connection with any action to bring currently licensed categories in-house.
If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be harmed.
The dividend program and the stock repurchase program each require the use of a portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease or entirely discontinue these programs at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of June 29, 2019, our consolidated indebtedness was approximately $1.6 billion. We also have the capacity to borrow up to $900 million of additional indebtedness under our undrawn revolving credit facility, which may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. These consequences and limitations could reduce the benefits we expect to achieve from the acquisition of Kate Spade or impede our ability to engage in future business opportunities or strategic acquisitions.
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
The Company's bylaws can be amended by our Board or by the approval of a majority of the vote entitled to be cast by our stockholders. The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by the Company's Board or by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of giving notice and at the time of the meeting and has complied with the advance notice procedures of the Company's bylaws. Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company's common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key distribution, corporate and product development facilities as of June 29, 2019. The majority of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America distribution and customer service	850,000
New York, New York	Corporate, design, sourcing and product development	546,000(1)
Westchester, Ohio	Kate Spade North America distribution	601,000
New York, New York	Kate Spade corporate management	135,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Carlstadt, New Jersey	Corporate office	65,000
Tokyo, Japan	Corporate and regional management	24,900
Shanghai, China	Coach Greater China regional management	23,000
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Seoul, South Korea	Corporate regional management	18,000
Hong Kong, China	Coach sourcing and quality control	17,000(2)
Dongguan, China	Corporate sourcing, quality control and product development	16,700
Singapore	Coach Singapore regional management, sourcing and quality control	12,600
London, England	International regional management	12,300
Tokyo, Japan	Kate Spade Japan regional management	11,000
Shanghai, China	Asia regional management	10,400
Montreal, Canada	Stuart Weitzman Canada regional management and distribution	9,100
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	8,600
Fort Lauderdale, Florida	Stuart Weitzman corporate office	7,700

(1)	The Company has subleased approximately 148,800 square feet in its global headquarters. Refer to Note 21, "Headquarters Transactions," in the Notes to the Financial Statements for further information.

(2)	Represents a Company-owned location.
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through fiscal 2032. The Company considers these properties to be in generally good condition, and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," and Item 6. "Selected Financial Data," for further information.

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
As of August 2, 2019, there were 2,193 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2019, to be filed with the Securities and Exchange Commission (the “Proxy Statement”), is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the S&P 500 Stock Index and the “peer set" companies listed below over the five-fiscal-year period ending June 29, 2019, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on June 28, 2014 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and a peer set index tracking the peer group companies listed below, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Capri Holdings Limited (formerly known as Michael Kors Holdings Limited)

	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
TPR	$100.00	$108.65	$127.46	$153.26	$155.88	$109.86
Peer Set	$100.00	$115.94	$108.25	$108.19	$150.34	$154.83
S&P 500	$100.00	$109.37	$111.91	$131.66	$150.59	$166.27
Stock Repurchase Program
The Company's share repurchases during the fourth quarter of fiscal 2019 were as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
March 31, 2019 - May 4, 2019	—	$—	—	$—
May 5, 2019 - June 1, 2019	2,255,249	29.44	2,255,249	933.6
June 2, 2019 - June 29, 2019	1,156,824	29.06	1,156,824	900.0
Total	3,412,073		3,412,073

(1) The company repurchases its common shares under repurchase programs that were approved by the Board as follows:

Date Share Repurchase Programs were Publicly Announced	Total Dollar Amount Approved	Expiration Date of Plan
May 9, 2019	$1.00 billion	N/A

ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 29, 2019 has been derived from the Company’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(4)
	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015(3)
	(millions, except per share data)
Consolidated Statements of Operations:
Net sales	$6,027.1	$5,880.0	$4,488.3	$4,491.8	$4,191.6
Gross profit	4,053.7	3,848.5	3,081.1	3,051.3	2,908.6
Selling, general and administrative ("SG&A") expenses	3,239.6	3,177.7	2,293.7	2,397.8	2,290.6
Operating income	814.1	670.8	787.4	653.5	618.0
Net income	$643.4	397.5	591.0	460.5	402.4
Net income per share:
Basic	$2.22	$1.39	$2.11	$1.66	$1.46
Diluted	$2.21	$1.38	$2.09	$1.65	$1.45
Weighted-average basic shares outstanding	289.4	285.4	280.6	277.6	275.7
Weighted-average diluted shares outstanding	290.8	288.6	282.8	279.3	277.2
Dividends declared per common share	$1.350	$1.350	$1.350	$1.350	$1.350

Consolidated Percentage of Net Sales Data:
Gross margin	67.3%	65.5%	68.6%	67.9%	69.4%
SG&A expenses	53.8%	54.0%	51.1%	53.4%	54.6%
Operating margin	13.5%	11.4%	17.5%	14.5%	14.7%
Net income	10.7%	6.8%	13.2%	10.3%	9.6%

Consolidated Balance Sheet Data:
Working capital	$1,638.8	$1,494.4	$3,199.5	$1,346.2	$1,671.8
Total assets	6,877.3	6,678.3	5,831.6	4,892.7	4,666.9
Cash, cash equivalents and investments	1,233.9	1,250.0	3,158.7	1,878.0	1,931.8
Inventory	778.3	673.8	469.7	459.2	485.1
Total debt	1,602.7	1,600.6	1,579.5	876.2	890.4
Stockholders' equity	3,513.4	3,244.6	3,001.9	2,682.9	2,489.9

	Fiscal Year Ended
	June 29, 2019(1)	June 30, 2018(1)	July 1, 2017	July 2, 2016(2)	June 27, 2015(3)
Store Data:
Stores open at fiscal year-end:
Coach North America stores	391	402	419	432	462
Coach International stores	595	585	543	522	503
Kate Spade North America stores	213	200	—	—	—
Kate Spade International stores	194	142	—	—	—
Stuart Weitzman North America stores	71	68	69	64	46
Stuart Weitzman International stores	76	35	12	11	8
Total stores open at fiscal year-end	1,540	1,432	1,043	1,029	1,019

Store square footage at fiscal year-end:
Coach North America stores	1,802,410	1,835,543	1,884,204	1,892,146	1,917,851
Coach International stores	1,304,618	1,256,525	1,166,920	1,086,315	1,030,695
Kate Spade North America stores	578,649	495,121	—	—	—
Kate Spade International stores	267,349	171,754	—	—	—
Stuart Weitzman North America stores	125,336	117,869	117,944	105,264	81,877
Stuart Weitzman International stores	90,300	47,498	18,808	12,556	9,224
Total store square footage at fiscal year-end	4,168,662	3,924,310	3,187,876	3,096,281	3,039,647

Average store square footage at fiscal year-end:
Coach North America stores	4,610	4,566	4,497	4,380	4,151
Coach International stores	2,193	2,148	2,149	2,081	2,049
Kate Spade North America stores	2,717	2,476	—	—	—
Kate Spade International stores	1,378	1,210	—	—	—
Stuart Weitzman North America stores	1,765	1,733	1,709	1,645	1,780
Stuart Weitzman International stores	1,188	1,357	1,567	1,141	1,153

(1)	Refer to Part I, Item 1, "Business" for the number of stores acquired during the respective fiscal year for each brand.

(2)	The Company acquired the Stuart Weitzman Canada distributor in the fourth quarter of fiscal 2016 (which included the impact of an additional 14 retail stores in North America).

(3)	The Company acquired Stuart Weitzman Holdings LLC in the fourth quarter of fiscal 2015.

(4)
The Company recorded certain items which affect the comparability of our results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2019 and fiscal 2018. During fiscal 2017, the Company recorded adjustments in cost of sales and SG&A expenses of $2.9 million and $22.3 million, respectively, related to the Operational Efficiency plan and its Integration and Acquisition efforts. During fiscal 2016, the Company recorded adjustments in cost of sales and SG&A expenses of $1.1 million and $122.0 million related to the Company's multi-year strategic plan to transform the Coach brand, announced in fiscal 2014, the Operational Efficiency Plan and Stuart Weitzman acquisition-related costs. The following table reconciles the Company's reported results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") to our adjusted results that exclude these items:

				Net Income
Fiscal 2019	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$4,053.7	$3,239.6	$814.1	$643.4	$2.21
Excluding Non-GAAP Adjustments	27.8	(103.5)	131.3	105.3	0.36
Adjusted: (Non-GAAP Basis)	$4,081.5	$3,136.1	$945.4	$748.7	$2.57

				Net Income
Fiscal 2018	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,848.5	$3,177.7	$670.8	$397.5	$1.38
Excluding Non-GAAP Adjustments	116.4	(204.7)	321.1	362.4	1.25
Adjusted: (Non-GAAP Basis)	$3,964.9	$2,973.0	$991.9	$759.9	$2.63

				Net Income
Fiscal 2017	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,081.1	$2,293.7	$787.4	$591.0	$2.09
Excluding Non-GAAP Adjustments	2.9	(22.3)	25.2	18.3	0.06
Adjusted: (Non-GAAP Basis)	$3,084.0	$2,271.4	$812.6	$609.3	$2.15

				Net Income
Fiscal 2016	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,051.3	$2,397.8	$653.5	$460.5	$1.65
Excluding Non-GAAP Adjustments	1.1	(122.0)	123.1	91.2	0.33
Adjusted: (Non-GAAP Basis)	$3,052.4	$2,275.8	$776.6	$551.7	$1.98

				Net Income
Fiscal 2015	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$2,908.6	$2,290.6	$618.0	$402.4	$1.45
Excluding Non-GAAP Adjustments	9.7	(160.8)	170.5	128.8	0.47
Adjusted: (Non-GAAP Basis)	$2,918.3	$2,129.8	$788.5	$531.2	$1.92

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes to those financial statements included elsewhere in this document. When used herein, the terms “the Company,” "Tapestry," “we,” “us” and “our” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Stuart Weitzman," "Kate Spade" or "kate spade new york" refer only to the referenced brand.
EXECUTIVE OVERVIEW
The fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017 were each 52-week periods.
Tapestry is a leading New York-based house of modern luxury accessories and lifestyle brands. Tapestry is powered by optimism, innovation and inclusivity. Our brands are approachable and inviting and create joy every day for people around the world. Defined by quality, craftsmanship and creativity, our house of brands give global audiences the opportunity for exploration and self-expression. Tapestry is comprised of the Coach, Kate Spade and Stuart Weitzman brands, all of which have been part of the American landscape for over 25 years.
The Company has three reportable segments:

•
Coach - Includes global sales of Coach products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.

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
Fiscal 2020 Strategic Initiatives
The company continues to focus on execution in fiscal 2020. Specifically, in fiscal 2020, the Company intends to:

•	Ignite brand growth driven by innovation

•	Drive global growth, with a focus on maximizing opportunities with the Chinese consumer

•	Invest in our digital and data analytic capabilities

•	Harness the benefit of the multi-brand structure
Recent Developments
ERP Implementation
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting, a point-of-sale system for Coach in North America as well as a human resource information system for Corporate, Coach and Stuart Weitzman employees. During the second quarter of fiscal 2019, the Company deployed global finance and accounting systems for Corporate, Coach and Stuart Weitzman. During the third quarter of fiscal 2019, the Company deployed global finance, accounting, supply chain and human resource information systems for Kate Spade. The ERP implementation was substantially completed in fiscal 2019, with the supply chain functions for Coach and Stuart Weitzman implemented in the beginning of fiscal 2020. The Company expects to incur charges of approximately $30 to $40 million in fiscal 2020 related to this project.
Stuart Weitzman Production Challenges
During fiscal 2019, Stuart Weitzman results continued to be negatively impacted by the trailing impacts of the supply chain operational challenges which began in the third quarter of fiscal 2018, including production delays, which caused lower than expected sales, as the brand was not prepared for the level of complexity and new development as it transitioned to a new creative vision. The Company has addressed these challenges through investment in talent, as well as added infrastructure and manufacturing capacity. As a result of these investments, Stuart Weitzman returned to sales growth in fiscal 2019.

Impact of Tax Legislation
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the "Tax Legislation") was enacted. The Tax Legislation significantly revises the U.S. tax code by (i) lowering the U.S. federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax"), (iv) requiring current inclusion of global intangible low taxed income ("GILTI") of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax ("BEAT"), (vi) implementing bonus depreciation that will allow for full expensing of qualified property, (vii) enacting a beneficial rate to be applied against Foreign Derived Intangible Income (“FDII”) and (viii) limiting deductibility of interest and executive compensation expense, among other changes. Notable changes include the following:

•
Foreign earnings that generated after December 31, 2017 will generally be eligible for a 100% dividends received deduction, however companies may be subject to the alternative BEAT and GILTI tax regimes which could increase the global effective tax rate. Conversely, companies may be eligible for a reduced rate to the extent their earnings qualify as FDII, which would reduce their global effective tax rate. Of these tax provisions, the GILTI and FDII provisions have impacted the Company in fiscal year 2019. The Company does not anticipate any impact under the BEAT provision. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation. For companies subject to GILTI, the Financial Accounting Standards Board (“FASB”) has indicated that companies are allowed to record tax associated with GILTI as a period cost in the period the earnings are included on the U.S. tax return. The Company has chosen this policy.

•
The Tax Legislation includes, what many believe, is an unintended consequence that results in certain leasehold improvements, being ineligible for bonus depreciation. The Company has estimated fiscal year 2019 depreciation expense based on how the law was drafted, with no consideration of the perceived legislative intent. The Company has estimated its capital expenditures by class to estimate depreciation expense for purposes of calculating the rate change adjustment of our deferred tax balance. To the extent that legislative actions on Qualified Improvement Property ("QIP") are retroactive, the overall effect associated with the remeasurement of deferred taxes will impact the Company's effective tax rate.

•
At this time, it is unknown whether certain states in which the Company operates will conform to the Tax Legislation or adopt an alternative regime. The Company continues to monitor developments; at this time all material aspects of its provision for income tax for the fiscal year ended June 29, 2019 are recorded based on recent guidance or its historical approach to state tax expense.

•
The Company applied the guidance in SEC Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment- date of the Tax Legislation for the twelve-month period following the date of the enactment. As of the fiscal year ended June 29, 2019, the Company completed the accounting for the enactment date income tax effects of the Tax Legislation pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, for the measurement of deferred tax assets and liabilities and one-time transition tax. The amounts recorded were further adjusted due to additional guidance released during the third quarter of fiscal 2019. The amounts recorded are subject to adjustment as further regulations or additional guidance becomes available.

Integration and Acquisition Costs
During fiscal 2019, the Company acquired certain distributors for the Kate Spade and Stuart Weitzman brands. During fiscal 2018, the Company acquired Kate Spade & Company, certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result of these acquisitions, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments. The Company currently estimates that it will incur approximately $20 to $30 million in pre-tax charges, of which the majority are expected to be cash charges, in fiscal 2020. Refer to Note 5, "Integration and Acquisition Costs," Note 3, "Acquisitions," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.
Operational Efficiency Plan
During the fourth quarter of fiscal 2016, the Company announced a series of operational efficiency initiatives focused on creating an agile and scalable business model (the "Operational Efficiency Plan"). The significant majority of the charges under this plan were recorded within SG&A expense. These charges were associated with organizational efficiencies, primarily related to the reduction of corporate staffing levels globally, as well as accelerated depreciation, mainly associated with information systems retirement, technology infrastructure charges related to the initial costs of replacing and updating our core technology platforms, and international supply chain and office location optimization. Under this plan, the Company incurred charges of $87.4 million. The plan was completed in fiscal 2018.

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
Several organizations that monitor the world's economy, including the International Monetary Fund, observed that global expansion is slowing at a rate that is somewhat faster than expected. These organizations expect continued softening of the growth rates in the United States throughout the next two years, and also observed challenging economic growth across markets around the globe recently. Furthermore, there are factors noted that may pressure the economic growth levels currently anticipated. As a result, the current global outlook remains uncertain. It is still too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislations will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains, including currency devaluation, due to political uncertainty and potential changes to international trade agreements. During the first quarter of fiscal 2019, the Trump Administration began to impose duties of 10% related to certain Chinese-made imported products. In May 2019, the United States increased the tariff rate from 10% to 25% on $200 billion of imports of select product categories into the U.S. from China. On August 1, 2019, the Trump Administration announced that the U.S. plans to implement an additional tariff of 10% on the remaining $300 billion of products imported into the U.S. from China on September 1, 2019. The Company continues to monitor this development closely and supports strategies that help diffuse these trade tensions with China. We expect these changes to have a modest impact on gross margin in fiscal 2020. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
Beginning in the second quarter of fiscal 2019, the Company noted volatility in the spending patterns of certain North American customers, believed to be resellers, in advance of changes in Chinese e-commerce laws effective January 1, 2019. The volatility experienced during this period may continue in the near-term. The Company also observed an acceleration in local customer demand in mainland China which has helped to partially offset this trend.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. for an agreed period, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties and the ratification by U.K. parliament. As of the date of this report, the withdrawal agreement has been voted against three times by U.K. parliament. As a consequence, the E.U. and U.K. agreed to postpone Brexit until October 31, 2019. This date will be accelerated to anytime between now and October 31, 2019 if a withdrawal agreement is successfully concluded between the parties and ratified by U.K. parliament. Increased uncertainty surrounds future Brexit talks due to the new leadership of the British government following Theresa May's resignation as Prime Minister on June 7, 2019 and the election of Boris Johnson on July 23, 2019. In the absence of a withdrawal agreement there would be no transitional provisions and a "hard" Brexit would occur on October 31, 2019, resulting in potential increased legal and regulatory complexities and divergent laws between the U.K. and the E.U.
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

FISCAL 2019 COMPARED TO FISCAL 2018
The following table summarizes results of operations for fiscal 2019 compared to fiscal 2018. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$6,027.1	100.0%	$5,880.0	100.0%	$147.1	2.5%
Gross profit	4,053.7	67.3	3,848.5	65.5	205.2	5.3
SG&A expenses	3,239.6	53.8	3,177.7	54.0	61.9	1.9
Operating income	814.1	13.5	670.8	11.4	143.3	21.4
Interest expense, net	47.9	0.8	74.0	1.3	(26.1)	(35.2)
Income before provision for income taxes	766.2	12.7	596.8	10.2	169.4	28.4
Provision for income taxes	122.8	2.0	199.3	3.4	(76.5)	38.4
Net income	643.4	10.7	397.5	6.8	245.9	61.8
Net income per share:
Basic	$2.22		$1.39		$0.83	59.7%
Diluted	$2.21		$1.38		$0.83	60.6%
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2019 and fiscal 2018 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Fiscal 2019 Items

	June 29, 2019
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$4,053.7	$—	$(27.8)	$—	$4,081.5
SG&A expenses	3,239.6	36.9	66.6	—	3,136.1
Operating income	814.1	(36.9)	(94.4)	—	945.4
Income before provision for income taxes	766.2	(36.9)	(94.4)	—	897.5
Provision for income taxes	122.8	(9.4)	(25.8)	9.2	148.8
Net income	643.4	(27.5)	(68.6)	(9.2)	748.7
Diluted net income per share	2.21	(0.09)	(0.24)	(0.03)	2.57
In fiscal 2019 the Company incurred charges as follows:

•	ERP Implementation - Total charges of $36.9 million primarily represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisition - Total charges of $94.4 million primarily represent integration and acquisition costs related to organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration & Acquisition Costs," for more information.

•
Impact of Tax Legislation - Total charges of $9.2 million primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 15, "Income Taxes," for further information.

These actions taken together increased the Company's SG&A expenses by $103.5 million, Cost of sales by $27.8 million and Provision for income taxes by $(26.0) million, negatively impacting net income by $105.3 million, or $0.36 per diluted share.
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for fiscal 2019:

	June 29, 2019
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition		(1.9)	(6.3)	(19.6)	—
Gross profit	$4,053.7	$(1.9)	$(6.3)	$(19.6)	$—	$4,081.5

SG&A expenses
Integration & Acquisition		7.1	14.5	15.0	30.0
ERP Implementation		—	—	—	36.9
SG&A expenses	$3,239.6	$7.1	$14.5	$15.0	$66.9	$3,136.1

Operating income	$814.1	$(9.0)	$(20.8)	$(34.6)	$(66.9)	$945.4

Fiscal 2018 Items

	June 30, 2018
	GAAP Basis (As Reported)	Operational Efficiency Plan	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Gross profit	$3,848.5	$—	$(116.4)	$—	$3,964.9
SG&A expenses	3,177.7	19.5	185.2	—	2,973.0
Operating income	670.8	(19.5)	(301.6)	—	991.9
Income before provision for income taxes	596.8	(19.5)	(301.6)	—	917.9
Provision for income taxes	199.3	(6.2)	(130.7)	178.2	158.0
Net income	397.5	(13.3)	(170.9)	(178.2)	759.9
Diluted net income per share	1.38	(0.05)	(0.58)	(0.62)	2.63
In fiscal 2018 the Company incurred adjustments as follows:

•
Operational Efficiency Plan - Total charges of $19.5 million primarily related to technology infrastructure costs. Refer to the "Executive Overview" herein and Note 6, "Restructuring Activities," for further information regarding this plan.

•
Integration & Acquisition - Total charges of $301.6 million, primarily attributable to the integration and acquisition of Kate Spade, and to a lesser extent the acquisition of certain distributors for the Coach and Stuart Weitzman brands and assumed operational control of the Kate Spade Joint Ventures. Provision for income taxes includes a one-time benefit of $40.7 million as a result of the reversal of certain valuation allowances that relate, in part, to the enactment of Tax Legislation. These charges include:

◦Limited life purchase accounting adjustments
◦Professional fees

◦Severance and other costs related to contractual agreements with certain Kate Spade executives
◦Organizational costs as a result of integration
◦Inventory reserves established primarily for the destruction of inventory
Refer to the "Executive Overview" herein and Note 5, "Integration & Acquisition Costs," for more information.

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
The following table summarizes the GAAP to Non-GAAP Reconciliation by reportable segment through operating income for fiscal 2018:

	June 30, 2018
	GAAP Basis (As Reported)	Coach	Kate Spade	Stuart Weitzman	Corporate	Non-GAAP Basis (Excluding Items)
	(millions)
Cost of sales
Integration & Acquisition(1)		(4.1)	(106.5)	(5.8)	—
Gross profit	$3,848.5	$(4.1)	$(106.5)	$(5.8)	$—	$3,964.9

SG&A expenses
Integration & Acquisition(1)		0.5	113.7	7.8	63.2
Operational Efficiency Plan		—	—	—	19.5
SG&A expenses	$3,177.7	$0.5	$113.7	$7.8	$82.7	$2,973.0

Operating income	$670.8	$(4.6)	$(220.2)	$(13.6)	$(82.7)	$991.9

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

Tapestry, Inc. Summary - Fiscal 2019
Currency Fluctuation Effects
The change in net sales and gross margin in fiscal 2019 compared to fiscal 2018 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in fiscal 2019 increased 2.5% or $147.1 million to $6.03 billion. Excluding the effects of foreign currency, net sales increased by 3.6% or $213.8 million. Excluding the effects of foreign currency, net sales increased across all brands.
Gross Profit
Gross profit increased 5.3% or $205.2 million to $4.05 billion in fiscal 2019 from $3.85 billion in fiscal 2018. Gross margin for fiscal 2019 was 67.3% as compared to 65.5% in fiscal 2018. Excluding Non-GAAP charges of $27.8 million in fiscal 2019 and $116.4 million in fiscal 2018, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 2.9% or $116.6 million to $4.08 billion in fiscal 2019, and gross margin increased to 67.7% in fiscal 2019 from 67.4% in fiscal 2018. This increase in gross profit is primarily driven by increases in Coach of $62.7 million and increases in Kate Spade of $57.7 million partially offset by decreases in Stuart Weitzman of $3.8 million.

Selling, General and Administrative Expenses
The Company includes inbound product-related transportation costs from our service providers within Cost of sales. The Company includes certain transportation-related costs due to our distribution network in SG&A expenses rather than in Cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in Cost of sales.
SG&A expenses increased 1.9% or $61.9 million to $3.24 billion in fiscal 2019 as compared to $3.18 billion in fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 53.8% during fiscal 2019 as compared to 54.0% during fiscal 2018. Excluding non-GAAP charges of $103.5 million in fiscal 2019 and $204.7 million in fiscal 2018, SG&A expenses increased 5.5% or $163.1 million from fiscal 2018; and SG&A expenses as a percentage of net sales increased to 52.0% in fiscal 2019 from 50.6% in fiscal 2018. This increase is primarily due to increases in Kate Spade of $68.7 million, Corporate expenses of $41.2 million, Coach of $27.1 million and Stuart Weitzman of $26.1 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 6.0% or $25.4 million to $448.8 million in fiscal 2019 as compared to $423.4 million in fiscal 2018. Excluding non-GAAP charges of $66.9 million and $82.7 million in fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 12.2% or $41.2 million to $381.9 million in fiscal 2019 as compared to $340.7 million in fiscal 2018. This increase in SG&A expenses was primarily driven by ongoing expenses as a result of the new system implementations, as well as higher employee related costs including compensation.
Operating Income
Operating income increased 21.4% or $143.3 million to $814.1 million during fiscal 2019 as compared to $670.8 million in fiscal 2018. Operating margin was 13.5% in fiscal 2019 as compared to 11.4% in fiscal 2018. Excluding non-GAAP charges of $131.3 million in fiscal 2019 and $321.1 million in fiscal 2018, operating income decreased 4.7% or $46.5 million to $945.4 million from $991.9 million in fiscal 2018; and operating margin was 15.7% in fiscal 2019 as compared to 16.9% in fiscal 2018. This decrease in operating income is primarily driven by an increase in Corporate expenses of $41.2 million as well as declines in operating income in Stuart Weitzman of $29.9 million and Kate Spade of $11.0 million, partially offset by increases in Coach of $35.6 million.
Interest Expense, net
Net interest expense decreased 35.2% or $26.1 million to $47.9 million in fiscal 2019 as compared to $74.0 million in fiscal 2018. The decrease in interest expense, net is due to repayments made in the third quarter of fiscal 2018 related to the Company's debt borrowings.
Provision for Income Taxes
The effective tax rate was 16.0% in fiscal 2019 as compared to 33.4% in fiscal 2018. Excluding non-GAAP charges, the effective tax rate was 16.6% in fiscal 2019 as compared to 17.2% in fiscal 2018. The decrease in our effective tax rate was primarily attributable to geographic mix of earnings.
Net Income
Net income increased 61.8% or $245.9 million to $643.4 million in fiscal 2019 as compared to $397.5 million in fiscal 2018. Excluding non-GAAP charges, net income decreased 1.5% or $11.2 million to $748.7 million in fiscal 2019 from $759.9 million in fiscal 2018. This decrease was primarily due to lower operating income, partially offset by a decrease in net interest expense as well as a decrease in the provision for income taxes.
Net Income per Share
Net income per diluted share increased 60.6% to $2.21 in fiscal 2019 as compared to $1.38 in fiscal 2018. Excluding non-GAAP charges, net income per diluted share decreased 2.2% or $0.06 to $2.57 in fiscal 2019 from $2.63 in fiscal 2018, due to lower net income and an increase in shares outstanding.

Segment Performance - Fiscal 2019
Coach

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,270.9	100.0%	$4,221.5	100.0%	$49.4	1.2%
Gross profit	2,996.4	70.2	2,931.5	69.4	64.9	2.2
SG&A expenses	1,848.0	43.3	1,814.3	43.0	33.7	1.9
Operating income	1,148.4	26.9	1,117.2	26.5	31.2	2.8
Coach Net Sales increased 1.2% or $49.4 million to $4.27 billion in fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 2.4% or $101.4 million. This increase was due to an increase in comparable store sales of $67.1 million or 2% compared to fiscal 2018, including a benefit of approximately 1% driven by an increase in global e-commerce. The increase in comparable store sales is primarily due to increases in Japan, Greater China, Other Asia and Europe primarily due to traffic and conversion. Non-comparable store sales increased by $36.9 million, primarily driven by direct ownership of the business in Australia and New Zealand, as well as non-comparable store sales in Greater China and Europe, partially offset by a decrease in Japan and North America related to store closures.
Coach Gross Profit increased 2.2% or $64.9 million to $3.00 billion in fiscal 2019 from $2.93 billion in fiscal 2018. Gross margin increased to 70.2% in fiscal 2019 as compared to 69.4% in fiscal 2018. Excluding non-GAAP charges of $1.9 million and $4.1 million in fiscal 2019 and in fiscal 2018, respectively, Coach gross profit increased 2.1% or $62.7 million to $3.00 billion from $2.94 billion in fiscal 2018, and gross margin increased 70 basis points to 70.2% in fiscal 2019 from 69.5% in fiscal 2018 on a non-GAAP basis. Excluding the impact of foreign currency in both periods, gross margin increased 30 basis points. The increase in gross margin was primarily due to improved product costing, partially offset by promotional activity.
Coach SG&A expenses increased 1.9% or $33.7 million to $1.85 billion in fiscal 2019 as compared to $1.81 billion in fiscal 2018. As a percentage of net sales, SG&A expenses increased to 43.3% in fiscal 2019 as compared to 43.0% in fiscal 2018. Excluding non-GAAP charges of $7.1 million and $0.5 million in fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 1.5% or $27.1 million. The $27.1 million increase is primarily due to higher compensation expenses and higher store-related costs.
Coach Operating Income increased 2.8% or $31.2 million to $1.15 billion in fiscal 2019, resulting in an operating margin of 26.9%, as compared to $1.12 billion and 26.5%, respectively in fiscal 2018. Excluding non-GAAP charges, Coach operating income increased 3.2% or $35.6 million to $1.16 billion from $1.12 billion in fiscal 2018; and operating margin was 27.1% in fiscal 2019 as compared to 26.6% in fiscal 2018. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.
Kate Spade

	Fiscal Year Ended
	June 29, 2019		June 30, 2018(1)		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,366.8	100.0%	$1,284.7	100.0%	$82.1	6.4%
Gross profit	863.6	63.2	705.7	54.9	157.9	22.4
SG&A expenses	697.9	51.1	728.4	56.7	(30.5)	(4.2)
Operating income (loss)	165.7	12.1	(22.7)	(1.8)	188.4	NM

NM - Not meaningful

(1)
On July 11, 2017, the Company completed its acquisition of Kate Spade. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

Kate Spade Net Sales increased 6.4% or $82.1 million to $1.37 billion in fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 7.1% or $90.8 million. The increase was due to an increase in non-comparable store sales of $192.2 million, which benefited from new store openings in North America, Japan, and Europe, taking operational control of Kate Spade Joint Ventures in Greater China and the direct ownership of the businesses in Australia, Singapore, and Malaysia. In addition, there were increases related to the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the same period in the prior year. These increases were partially offset by a decline in comparable store sales of $75.8 million or 7%, including a benefit of approximately 4% driven by an increase in global e-commerce. The decrease in comparable store sales was primarily due to decreased traffic and conversion. In addition, there was a decline in wholesale sales of $33.3 million primarily due to lower wholesale sales in North America including the strategic pullback, as well as the impact of the direct ownership of the business in Australia, Singapore and Malaysia being transitioned from wholesale sales to direct sales.
Kate Spade Gross Profit increased 22.4% or $157.9 million to $863.6 million in fiscal 2019 from $705.7 million in fiscal 2018. Gross margin increased to 63.2% in fiscal 2019 from 54.9% in fiscal 2018. Excluding non-GAAP charges of $6.3 million and $106.5 million in fiscal 2019 and fiscal 2018 respectively, Kate Spade gross profit increased 7.1% or $57.7 million to $869.9 million from $812.2 million in fiscal 2018, and gross margin increased 40 basis points to 63.6% from 63.2% in fiscal 2018. The gross margin increase of 40 basis points is primarily due to improved product costing as a result of synergies, partially offset by promotional activity within North America outlet.
Kate Spade SG&A Expenses decreased 4.2% or $30.5 million to $697.9 million in fiscal 2019 from $728.4 million in fiscal 2018. As a percentage of net sales, SG&A expenses decreased to 51.1% during fiscal 2019 as compared to 56.7% in fiscal 2018. Excluding non-GAAP charges of $14.5 million and $113.7 million in fiscal 2019 and fiscal 2018, respectively, SG&A expenses increased 11.1% or $68.7 million to $683.4 million in fiscal 2019 compared to $614.7 million in fiscal 2018; and SG&A expenses as a percentage of sales increased to 50.0% in fiscal 2019 from 47.9% in fiscal 2018. This increase was due to taking operational control of the Kate Spade Joint Ventures in Greater China and the direct ownership of the businesses in Australia, Singapore and Malaysia, additional store-related costs as a result of new store openings, as well as the additional days under Tapestry ownership in the first quarter of fiscal 2019 when compared to the prior fiscal year.
Kate Spade Operating Income increased $188.4 million to $165.7 million in fiscal 2019, resulting in an operating margin of 12.1% as compared to an operating loss of $22.7 million and operating margin of (1.8)% in fiscal 2018. Excluding non-GAAP charges, Kate Spade operating income decreased 5.5% or $11.0 million to $186.5 million from $197.5 million in fiscal 2018, resulting in an operating margin of 13.6% as compared to 15.4% in fiscal 2018. The decrease in operating income was due to higher SG&A expenses, partially offset by an increase in gross profit.
Stuart Weitzman

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$389.4	100.0%	$373.8	100.0%	$15.6	4.2%
Gross profit	193.7	49.8	211.3	56.5	(17.6)	(8.3)
SG&A expenses	244.9	62.9	211.6	56.7	33.3	15.6
Operating loss	(51.2)	(13.1)	(0.3)	(0.1)	(50.9)	NM

NM - Not meaningful
Stuart Weitzman Net Sales increased by 4.2% or $15.6 million to $389.4 million in fiscal 2019. Excluding the unfavorable impact of foreign currency, net sales increased 5.8% or $21.6 million. This increase was primarily due to higher sales in the retail business of $39.8 million, primarily due to the direct ownership of the business in mainland China and new store openings, partially offset by a decline in comparable store sales. This was partially offset by a decline in wholesale sales of $17.8 million primarily due to trailing impacts as a result of supply chain operational challenges.
Stuart Weitzman Gross Profit decreased 8.3% or $17.6 million to $193.7 million in fiscal 2019 from $211.3 million in fiscal 2018. Gross margin decreased 670 basis points to 49.8% in fiscal 2019 from 56.5% in fiscal 2018. Excluding non-GAAP charges of $19.6 million in fiscal 2019 and $5.8 million in fiscal 2018, Stuart Weitzman gross profit decreased 1.8% or $3.8 million to $213.3 million from $217.1 million in fiscal 2018, and gross margin decreased 330 basis points to 54.8% in fiscal 2019 from 58.1% in fiscal 2018. The year over year change in gross margin was negatively impacted by foreign currency rates by 220 basis points. Excluding the impact of foreign currency, there was a decrease in gross margin of 110 basis points primarily due to lower wholesale margins from the trailing impacts as a result of supply chain operational challenges, partially offset by the direct ownership of the business in mainland China.
Stuart Weitzman SG&A Expenses increased 15.6% or $33.3 million to $244.9 million in fiscal 2019 as compared to $211.6 million in fiscal 2018. As a percentage of net sales, SG&A expenses increased to 62.9% in fiscal 2019 as compared to 56.7% in fiscal 2018. Excluding non-GAAP charges of $15.0 million in fiscal 2019 and $7.8 million in fiscal 2018, SG&A expenses increased 12.7% or $26.1 million to $229.9 million in fiscal 2019; and SG&A expenses as a percentage of net sales increased to 59.0% in fiscal 2019 from 54.6% in fiscal 2018. This increase is primarily due to the direct ownership of the businesses in mainland China and new store openings.
Stuart Weitzman Operating Loss increased $50.9 million to an operating loss of $51.2 million in fiscal 2019, resulting in an operating margin of (13.1)%, as compared to an operating loss of $0.3 million and operating margin of (0.1)% in fiscal 2018. Excluding non-GAAP charges, Stuart Weitzman operating income decreased $29.9 million to an operating loss of $16.6 million from an operating income of $13.3 million in fiscal 2018; and operating margin was (4.3)% in fiscal 2019 as compared to 3.5% in fiscal 2018. The decrease in operating income was due to higher SG&A expenses and a decrease in gross profit.
FISCAL 2018 COMPARED TO FISCAL 2017
The comparison of fiscal 2018 to 2017 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 30, 2018, filed on August 16, 2018, as well as the Form 8-K, furnished with the SEC on October 30, 2018.
NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in fiscal 2019 and fiscal 2018 reflect certain items, including the impact of the ERP Implementation in fiscal 2019, Integration and Acquisition costs for acquired companies by Tapestry, the impact of Tax Legislation and in fiscal 2018, the Operational Efficiency Plan. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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
For a detailed discussion on these non-GAAP measures, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

FINANCIAL CONDITION
Cash Flows - Fiscal 2019 Compared to Fiscal 2018

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	Change
	(millions)
Net cash provided by operating activities	$791.7	$996.7	$(205.0)
Net cash used in investing activities	(574.2)	(2,164.8)	1,590.6
Net cash used in financing activities	(484.9)	(249.9)	(235.0)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(11.5)	4.7
Net (decrease) increase in cash and cash equivalents	$(274.2)	$(1,429.5)	$1,155.3
The Company’s cash and cash equivalents decreased by $274.2 million in fiscal 2019 compared to a decrease of $1.43 billion in fiscal 2018, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities decreased $205.0 million primarily due to changes in operating assets and liabilities of $442.5 million and lower non-cash charges of $8.4 million, partially offset by higher net income of $245.9 million.
The $442.5 million decrease in changes in our operating asset and liability balances was primarily driven by:

•
Other liabilities changed by $213.5 million. They were a use of cash of $55.8 million in fiscal 2019 compared to a source of cash of $157.7 million in fiscal 2018, primarily driven by an increase in the Company's long-term income tax payable in fiscal 2018 as a result of the Transition Tax and a decrease to the Company's long-term income tax payable in fiscal 2019 as a result of payments made as well as the application of net operating losses to reduce the Transition Tax liability.

•
Other assets changed by $150.1 million. They were a use of cash of $69.2 million in fiscal 2019 as compared to a source of cash of $80.9 million in fiscal 2018, primarily driven by timing of income tax payments.

•
Inventories changed by $135.1 million. They were a use of cash of $104.7 million in fiscal 2019 as compared to a source of cash of $30.4 million in fiscal 2018, primarily driven by increased inventory in transit, lower inventory at Kate Spade at the end of fiscal 2018 as a result of strong sales in the fourth quarter of fiscal 2018 and lower than expected sales in fiscal 2019.

•
Accrued liabilities changed by $12.6 million. They were a use of cash of $29.5 million in fiscal 2019 as compared to a use of cash of $16.9 million in fiscal 2018, primarily driven by the timing of employee-related costs and accrued interest.

•
Accounts payable changed by $37.5 million. They were a use of cash of $39.8 million in fiscal 2019 as compared to a use of cash of $77.3 million in fiscal 2018, primarily driven by the timing of Kate Spade and Coach inventory payments.

•
Trade accounts receivable changed by $31.3 million. They were a source of cash of $25.7 million in fiscal 2019 as compared to a use of cash of $5.6 million in fiscal 2018, primarily driven by the timing of certain international sales.

Net cash used in investing activities
Net cash used in investing activities was $574.2 million in fiscal 2019 compared to a use of cash of $2.16 billion in fiscal 2018, resulting in a $1.59 billion decrease in net cash used in investing activities.
The $574.2 million use of cash in fiscal 2019 is primarily due to purchases of investments of $415.5 million and capital expenditures of $274.2 million. This use of cash was partially offset by net cash proceeds from maturities and sales of investments of $159.0 million.
The $2.16 billion use of cash in fiscal 2018 is primarily due to the $2.38 billion purchase of Kate Spade and other acquisitions, net of cash acquired, and capital expenditures of $267.4 million. This use of cash was partially offset by net cash proceeds from maturities and sales of investments of $478.4 million.
Net cash used in financing activities
Net cash used in financing activities was $484.9 million in fiscal 2019 as compared to a use of cash of $249.9 million in fiscal 2018, resulting in a $235.0 million increase in net cash used in financing activities.
The $484.9 million of cash used in fiscal 2019 was primarily due to dividend payments of $390.7 million and repurchases of common stock of $100.0 million.

The $249.9 million of cash used in fiscal 2018 was primarily due to dividend payments of $384.1 million which were partially offset by proceeds from share-based awards of $165.7 million. The Company also borrowed and repaid debt of $1.10 billion within the fiscal year.
Cash Flows - Fiscal 2018 Compared to Fiscal 2017
The comparison of fiscal 2018 to 2017 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 30, 2018, filed on August 16, 2018.
Working Capital and Capital Expenditures
As of June 29, 2019, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$969.2	$—	$969.2
Short-term investments(1)	264.6	—	264.6
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,733.8	$1,600.0	$2,133.8

(1)
As of June 29, 2019, approximately 59.6% of our cash and short-term investments were held outside the United States. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. In fiscal 2019, we have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. See Note 15, "Income Taxes" for more information.

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

(3)
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company's ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company's assets. As of June 29, 2019, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.

We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of June 29, 2019, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 13%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.

We have the ability to draw on our credit facilities or access other sources of financing options available to us in the credit and capital markets for, among other things, acquisition or integration-related costs, our restructuring initiatives, settlement of a material contingency, or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2020, including our plans for further investment in our brands, while returning capital to shareholders through our dividend and share repurchase programs. We expect total capital expenditures to be approximately $300 million. Our ability to fund working capital needs, planned capital expenditures, dividend payments, share repurchases and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
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
Share Repurchase Plan
On May 9, 2019, the Company announced that its Board of Directors had authorized the repurchase up to $1.00 billion of shares of its outstanding common stock. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. During fiscal 2019, the Company repurchased $100.0 million of common stock. Refer to Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for further information.
Contractual and Other Obligations
Firm Commitments
As of June 29, 2019, the Company's contractual obligations are as follows:

	Total	Fiscal 2020	Fiscal 2021 – 2022	Fiscal 2023 – 2024	Fiscal 2025 and Beyond
	(millions)
Capital expenditure commitments	$16.2	$16.2	$—	$—	$—
Inventory purchase obligations	404.2	404.2	—	—	—
Operating lease obligations	2,611.3	399.0	649.7	496.9	1,065.7
Capital lease obligations	6.1	0.8	1.8	2.3	1.2
Debt repayment	1,611.4	—	411.4	—	1,200.0
Interest on outstanding debt	407.8	62.9	125.6	107.1	112.2
Mandatory transition tax payments(1)	155.9	—	28.8	74.2	52.9
Other	93.6	33.1	46.0	14.5	—
Total	$5,306.5	$916.2	$1,263.3	$695.0	$2,432.0

(1)
Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. These amounts represent the Company's best estimate as of June 29, 2019, but are subject to adjustment as further regulations or additional guidance becomes available. Refer to Note 15, "Income Taxes," for further information.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $76.1 million as of June 29, 2019, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at June 29, 2019 as these items will be paid within one year, certain long-term liabilities not requiring cash payments and cash contributions for the Company’s pension plan.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees of $34.5 million as of June 29, 2019, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through 2039.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 13, "Commitments and Contingencies," for further information.

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
Revenue Recognition
Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to its customers, which may be at a point of time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
Retail store and concession shop-in-shop revenues are recognized at the point-of-sale, when the customer obtains physical possession of the products. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and internet revenues are recorded net of estimated returns, which are estimated by developing an expected value based on historical experience. Payment is due at the point of sale.
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
At June 29, 2019, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined by the first-in, first-out method. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 29, 2019, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. Furthermore, the Company may utilize independent third-party valuation firms to assist in making these fair value determinations. If goodwill is identified based upon the valuation of an acquired business, the goodwill is assigned to the reporting units which will benefit from the synergies that result from the business combination and reported within the segment that such reporting units comprise. Refer to Note 3, "Acquisitions," for detailed disclosures related to our acquisitions.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019, fiscal 2018 or fiscal 2017. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2019 testing date exceeded their respective carrying values by approximately 21% and 61%, respectively. Furthermore, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 11% and 62%, respectively. Since the annual assessment date, the Company has updated its projections to reflect more modest top line growth at Kate Spade and has concluded that all the intangible assets are not impaired as of June 29, 2019. Several factors could impact the Kate Spade and Stuart Weitzman brands' ability to achieve expected future cash flows, including the management of the supply chain operational challenges at Stuart Weitzman, reception of new collections, the success of international expansion strategies including the consolidation or integration of certain distributor relationships, the optimization of the store fleet productivity, the impact of promotional activity in department stores, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2020 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2019 net income.
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. The Company reduces deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. The Company is not permanently reinvested with respect to earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings.
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
Refer to Note 15, “Income Taxes,” for further information.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of June 29, 2019 and June 30, 2018, forward currency contracts designated as cash flow hedges with a notional amount of $398.4 million and $257.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 29, 2019.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of June 29, 2019 and June 30, 2018, the total notional values of outstanding forward foreign currency contracts related to these loans were $14.5 million and $160.7 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at June 29, 2019 and June 30, 2018 was $1.1 million and $6.0 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at June 29, 2019 and June 30, 2018 was $4.9 million and $2.4 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of June 29, 2019, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated May 30, 2017, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Revolving Credit Facility. Borrowings under the Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus 600% of consolidated lease expense to (b) consolidated EBITDAR. A hypothetical 10% change in the credit agreement interest rate would have resulted in an immaterial change in interest expense in fiscal 2019.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At June 29, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $630 million, $399 million and $606 million, respectively. At June 30, 2018, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $593 million, $389 million and $574 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of June 29, 2019.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2019 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of June 29, 2019 as included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2019, the Company completed the first phase of its ERP implementation, SAP’s S4/HANA, migrating the global finance functions for Corporate, Coach and Stuart Weitzman. The second phase of this implementation which was the finance and supply chain functions were implemented for Kate Spade during the third quarter of fiscal 2019, with the supply chain functions for Coach and Stuart Weitzman to follow in early fiscal 2020. As a result of the implementations to date, there were certain changes to processes and procedures, which resulted in changes to the Company’s internal control over financial reporting. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A, Risk Factors herein.
Other than the ERP system implementation noted above, there were no other changes in our internal control over financial reporting during the fiscal year ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On August 12, 2019, the Human Resources Committee of the Board of Directors of the Company approved the Tapestry, Inc. Special Severance Plan (the “Plan”), which is intended to provide benefits to designated employees of the Company who are members of a select group of management or highly compensated employees (as determined in accordance with Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA) in the event their employment is terminated by the Company without Cause or by the participant for Good Reason (each as defined in the Plan) upon or within 24 months following a Change in Control (a “Qualifying Termination”). In the event of a Qualifying Termination, the Company shall provide the participants under the Plan with severance payment amounts equal to the sum of such participant’s Base Salary plus Bonus (each as defined in the Plan) multiplied by the Severance Multiple (as defined in the Plan) applicable to each participant, in addition to COBRA, accelerated vesting of unvested awards granted on or after August 12, 2019 and other benefits as described in the Plan. The Severance Multiple for (i) the Company’s Chief Executive Officer shall by two and one-half times and (ii) for other executive officers, including the Company’s other named executive officers, shall be one and one-half times. The Severance Multiples for other participants are described in the Plan.
The receipt of severance benefits under the Plan is conditioned on a participant’s execution and non-revocation of general release of claims in favor of the Company and its affiliates, except as expressly provided in the Plan. Participants are also required to comply with certain post-termination restrictive covenants, including non-competition and employee and customer non-solicitation provisions.
If any payments or benefits under the Plan would be considered “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax imposed by Section 4999 of the Code, then such payments will either be (i) reduced so than no portion of the payments is subject to the excise tax or (ii) delivered in full, whichever of the foregoing results in the participant receiving a greater amount on a net after-tax basis, taking into account all federal, state and local taxes and the excise tax imposed by Section 4999 of the Code.
The foregoing summary is not a complete summary of the terms of the Plan and is qualified in its entirety by reference to the text of the Plan, which is filed as Exhibit 10.40 to this Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2019 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2019 Annual Meeting of Stockholders and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

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
TAPESTRY, INC.

Date: August 15, 2019	By:	/s/ Victor Luis
Name: Victor Luis Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 15, 2019.

Signature	Title

/s/ Victor Luis	Chief Executive Officer and Director
Victor Luis	(Principal Executive Officer)

/s/ Joanne C. Crevoiserat	Chief Financial Officer
Joanne C. Crevoiserat	(Principal Financial Officer)

/s/ Brian Satenstein	Corporate Controller
Brian Satenstein	(Principal Accounting Officer)

/s/ Jide Zeitlin	Chairman and Director
Jide Zeitlin

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Denton	Director
David Denton

/s/ Anne Gates	Director
Anne Gates

/s/ Andrea Guerra	Director
Andrea Guerra

/s/ Susan Kropf	Director
Susan Kropf

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of June 29, 2019 and June 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 29, 2019, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
August 15, 2019

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2019, of the Company and our report dated August 15, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 15, 2019

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	June 29, 2019	June 30, 2018
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$969.2	$1,243.4
Short-term investments	264.6	6.6
Trade accounts receivable, less allowances of $4.4 and $1.5, respectively	298.1	314.1
Inventories	778.3	673.8
Income tax receivable	55.8	25.8
Prepaid expenses	99.8	82.6
Other current assets	91.0	86.3
Total current assets	2,556.8	2,432.6
Property and equipment, net	938.8	885.4
Long-term investments	0.1	—
Goodwill	1,516.2	1,484.3
Intangible assets	1,711.9	1,732.9
Deferred income taxes	19.4	24.3
Other assets	134.1	118.8
Total assets	$6,877.3	$6,678.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$243.6	$264.3
Accrued liabilities	673.6	673.2
Current debt	0.8	0.7
Total current liabilities	918.0	938.2
Long-term debt	1,601.9	1,599.9
Deferred income taxes	234.1	206.2
Long-term income taxes payable	155.9	222.4
Other liabilities	454.0	467.0
Total liabilities	3,363.9	3,433.7

See Note 13 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value) issued and outstanding – 286.8 million and 288.0 million shares, respectively	2.9	2.9
Additional paid-in-capital	3,302.1	3,205.5
Retained earnings	291.6	119.0
Accumulated other comprehensive income (loss)	(83.2)	(82.8)
Total stockholders’ equity	3,513.4	3,244.6
Total liabilities and stockholders’ equity	$6,877.3	$6,678.3

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(millions, except per share data)
Net sales	$6,027.1	$5,880.0	$4,488.3
Cost of sales	1,973.4	2,031.5	1,407.2
Gross profit	4,053.7	3,848.5	3,081.1
Selling, general and administrative expenses	3,239.6	3,177.7	2,293.7
Operating income	814.1	670.8	787.4
Interest expense, net	47.9	74.0	28.4
Income before provision for income taxes	766.2	596.8	759.0
Provision for income taxes	122.8	199.3	168.0
Net income	$643.4	$397.5	$591.0
Net income per share:
Basic	$2.22	$1.39	$2.11
Diluted	$2.21	$1.38	$2.09
Shares used in computing net income per share:
Basic	289.4	285.4	280.6
Diluted	290.8	288.6	282.8
Cash dividends declared per common share	$1.350	$1.350	$1.350

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(millions)
Net income	$643.4	$397.5	$591.0
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(5.9)	(1.6)	11.8
Unrealized gains (losses) on available-for-sale investments, net	(0.5)	0.4	(0.7)
Change in pension liability, net	0.6	1.5	1.1
Foreign currency translation adjustments	5.4	3.8	(26.2)
Other comprehensive income (loss), net of tax	(0.4)	4.1	(14.0)
Comprehensive income	$643.0	$401.6	$577.0

 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 2, 2016	278.5	$2.8	$2,857.1	$(104.1)	$(72.9)	$2,682.9
Net income	—	—	—	591.0	—	591.0
Other comprehensive income (loss)	—	—	—	—	(14.0)	(14.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.4	—	48.9	—	—	48.9
Share-based compensation	—	—	76.1	—	—	76.1
Excess tax effect from share-based compensation	—	—	(3.8)	—	—	(3.8)
Dividends declared ($1.350 per share)	—	—	—	(379.2)	—	(379.2)
Balance at July 1, 2017	281.9	2.8	2,978.3	107.7	(86.9)	3,001.9
Net income	—	—	—	397.5	—	397.5
Other comprehensive income (loss)	—	—	—	—	4.1	4.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	6.1	0.1	133.8	—	—	133.9
Share-based compensation	—	—	88.1	—	—	88.1
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($1.350 per share)	—	—	—	(386.2)	—	(386.2)
Balance at June 30, 2018	288.0	2.9	3,205.5	119.0	(82.8)	3,244.6
Net income	—	—	—	643.4	—	643.4
Other comprehensive income (loss)	—	—	—	—	(0.4)	(0.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.2	—	8.6	—	—	8.6
Share-based compensation	—	—	88.0	—	—	88.0
Repurchase of common stock	(3.4)	—	—	(100.0)	—	(100.0)
Dividends declared ($1.350 per share)	—	—	—	(391.0)	—	(391.0)
Cumulative adjustment from adoption of new accounting standards (see Note 2)				20.2		20.2
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(millions)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$643.4	$397.5	$591.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268.2	260.3	212.8
Provision for bad debt	7.1	1.3	1.7
Share-based compensation	84.8	81.3	73.6
Excess tax effect from share-based compensation	—	—	3.8
Integration and restructuring activities	32.5	134.9	8.5
Deferred income taxes	34.5	(50.9)	78.0
Other non-cash charges, net	(5.5)	3.1	(19.1)
Changes in operating assets and liabilities:
Trade accounts receivable	25.7	(5.6)	(29.4)
Inventories	(104.7)	30.4	(20.0)
Other liabilities	(55.8)	157.7	(53.4)
Accounts payable	(39.8)	(77.3)	8.4
Accrued liabilities	(29.5)	(16.9)	(50.1)
Other assets	(69.2)	80.9	48.0
Net cash provided by operating activities	791.7	996.7	853.8
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Hudson Yards sale of investments, net of expenses	—	—	680.6
Sale of former headquarters, net of expenses	—	—	126.0
Acquisitions, net of cash acquired	(43.5)	(2,375.8)	—
Purchases of property and equipment	(274.2)	(267.4)	(283.1)
Purchases of investments	(415.5)	(3.8)	(523.5)
Proceeds from maturities and sales of investments	159.0	482.2	591.2
Acquisition of lease rights, net of proceeds	—	—	1.8
Net cash (used in) provided by investing activities	(574.2)	(2,164.8)	593.0
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	(390.7)	(384.1)	(378.0)
Repurchase of common stock	(100.0)	—	—
Proceeds from issuance of debt, net of discount	—	1,100.0	997.2
Debt issuance costs	—	—	(9.8)
Repayment of debt	—	(1,100.0)	(285.0)
Proceeds from share-based awards	35.3	165.7	70.4
Taxes paid to net settle share-based awards	(27.0)	(31.5)	(21.5)
Excess tax effect from share-based compensation	—	—	(3.8)
Payment of deferred purchase price	(2.5)	—	—
Net cash (used in) provided by financing activities	(484.9)	(249.9)	369.5
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(11.5)	(2.4)
(Decrease) increase in cash and cash equivalents	(274.2)	(1,429.5)	1,813.9
Cash and cash equivalents at beginning of year	1,243.4	2,672.9	859.0
Cash and cash equivalents at end of year	$969.2	$1,243.4	$2,672.9
Supplemental information:
Cash paid for income taxes, net	$183.8	$16.4	$159.1
Cash paid for interest	$45.4	$63.0	$35.4
Non-cash investing activity – property and equipment obligations	$48.3	$30.1	$39.7

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
The Coach segment includes global sales of Coach products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 29, 2019 (“fiscal 2019”), June 30, 2018 (“fiscal 2018”) and July 1, 2017 (“fiscal 2017”) were 52-week periods. The fiscal year ending June 27, 2020 (“fiscal 2020”) will be a 52-week period.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
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
Investments
Short-term investments consist primarily of high-credit quality U.S. and non-U.S. issued corporate debt securities, and U.S. Treasuries and government agency securities with original maturities greater than three months and with maturities within one year of balance sheet date, classified as available-for-sale. Long-term investments typically consist of high-credit quality U.S. and non-U.S. issued corporate debt securities, U.S. Treasuries and government agency securities, classified as available-for-sale, and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income. Dividend and interest income are recognized when earned.

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
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $7.4 million and $9.1 million of impairment charges in fiscal 2019 and fiscal 2018, respectively.
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
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. Furthermore, the Company may utilize independent third-party valuation firms when necessary. Refer to Note 3, "Acquisitions," for detailed disclosures related to our acquisitions.

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019, fiscal 2018 or fiscal 2017.
Operating Leases
The Company’s leases for office space, retail locations and distribution facilities are primarily accounted for as operating leases. Certain of the Company's leases contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is earlier. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of fiscal 2019 and fiscal 2018, deferred rent obligations of $288.9 million and $240.3 million, respectively, were classified primarily within other non-current liabilities in the Company's Consolidated Balance Sheets. Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sale levels) which triggers the related rent payment is considered probable and estimable.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2019 and fiscal 2018, the Company had asset retirement obligations of $33.2 million and $25.8 million, respectively, primarily classified within other non-current liabilities in the Company's Consolidated Balance Sheets.
Revenue Recognition
Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to its customers, which may be at a point of time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Retail store and concession shop-in-shop revenues are recognized at the point-of-sale, when the customer obtains physical possession of the products. Internet revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and internet revenues are recorded net of estimated returns, which are estimated by developing an expected value based on historical experience. Payment is due at the point of sale.
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
Refer to Note 4, "Revenue," for additional information.
Cost of Sales
Cost of sales consists of inventory costs and other related costs such as reserves for inventory realizability and shrinkage, destruction costs, damages and replacements.
Selling, General and Administrative ("SG&A") Expenses
Selling expenses include store employee compensation, occupancy costs, depreciation, supply costs, wholesale and retail account administration compensation globally. These expenses are affected by the number of stores open during any fiscal period and store performance, as compensation and rent expenses can vary with sales. Advertising, marketing and design expenses include employee compensation, media space and production, advertising agency fees, new product design costs, public relations and market research expenses. Distribution and customer service expenses include warehousing, order fulfillment, shipping and handling, customer service, employee compensation and bag repair costs. SG&A expenses also include compensation costs for corporate functions including: executive, finance, human resources, legal and information systems departments, as well as corporate headquarters occupancy costs, consulting fees and software expenses.
Shipping and Handling
Shipping and handling costs incurred were $127.9 million, $101.5 million and $45.8 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, digital and other media and production costs. In fiscal 2019, fiscal 2018 and fiscal 2017, advertising expenses for the Company totaled $247.1 million, $228.4 million and $178.3 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.

TAPESTRY, INC.

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
Income Taxes
The Company’s effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations, and tax planning strategies available in the various jurisdictions in which the Company operates. The Company classifies interest and penalties on uncertain tax positions in the provision for income taxes. The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. The Company reduces deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some amount of deferred tax assets is not expected to be realized. The Company is not permanently reinvested with respect to earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings.
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
Refer to Note 15, "Income Taxes," herein for further discussion on the Company's income taxes.
Derivative Instruments
The majority of the Company’s purchases and sales involving international parties, excluding international customer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory transactions and various cross-currency intercompany loans. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

For derivative instruments that qualify for hedge accounting, the changes in the fair value of these instruments is either (i) offset against the changes in fair value of the hedged assets or liabilities through earnings or (ii) recognized as a component of accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2019 to June 2020. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. Current maturity dates are in August 2019, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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
Share Repurchases
The Company accounts for stock repurchases by allocating the repurchase price to common stock and retained earnings. Under Maryland law, the Company's state of incorporation, there are no treasury shares. As a result, all repurchased shares are authorized but unissued shares. The Company may terminate or limit the stock repurchase program at any time. The total amount of common stock repurchase price allocated to retained earnings as of June 29, 2019 was $100.0 million.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation. This includes the realignment of the Company's segment reporting structure, as further described in Note 17, "Segment Information."
In addition, certain prior year costs related to compensation of the supply chain function for Kate Spade have been reclassified to conform to the current year presentation. These costs amounted to $5.4 million for the fiscal year ended June 30, 2018 and have been reclassified from SG&A expenses to Cost of sales within the Company's Consolidated Statements of Operations.
Recent Accounting Pronouncements
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
The Company adopted ASU 2014-09 beginning in the first quarter of fiscal 2019 utilizing the modified retrospective approach. The cumulative effect of initially applying the new standard did not result in a change to opening Retained earnings. Prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Effects of adoption include balance sheet presentation changes including presentation of estimated returned products and refund liabilities on a gross basis, as well as an increase in deferred revenue related to current year licensing contract activity due to a change in the method of recognizing sales-based royalties. These balance sheet presentation changes resulted in an increase of $7.4 million to Other current assets, an increase of $2.3 million to Accrued liabilities and a decrease of $5.1 million to Accounts receivable as of June 29, 2019. Furthermore, the adoption changed the income statement classification of certain items, primarily related to cooperative advertising allowances and other consideration provided to wholesale customers. The following table compares the reported results in fiscal 2019 under the new standard to the amounts that would have been reported if the standard had not been adopted:

	As Reported	Impact of Adoption	Balances Excluding Adoption
	(millions)
Net sales	$6,027.1	$(2.2)	$6,029.3
Cost of sales	1,973.4	1.7	1,971.7
Gross profit	4,053.7	(3.9)	4,057.6
Selling, general and administrative expenses	3,239.6	(3.9)	3,243.5
Operating income	$814.1	$—	$814.1

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
Recently Issued Accounting Pronouncements Not Yet Adopted
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The Company will elect the package of practical expedients intended to ease transition whereby the Company need not assess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. The Company also will elect the practical expedient to combine non-lease components and lease components. Furthermore, the Company has determined that it will apply the provisions of ASU 2018-11 with the initial application at the adoption date with a cumulative effect adjustment in the opening balance of Retained earnings in the first quarter of fiscal 2020. The Company expects the adoption of ASU 2016-02 will result in an initial increase to long-term assets and liabilities of approximately $2.2 billion to $2.4 billion, which will change over time as the Company's lease portfolio changes. In addition, the Company will recognize a cumulative-effect adjustment in retained earnings primarily related to deferred gains on headquarters real estate transactions, partially offset by impairment of certain right-of-use assets at the effective date. The standard also requires enhanced quantitative and qualitative lease-related disclosures. The timing and amount of lease expense in the consolidated statement of operations will not significantly change. This guidance is not expected to have a material impact on the Company's liquidity.
3. ACQUISITIONS
Fiscal 2019 Acquisitions
Distributor Acquisitions
During the fiscal year ended June 29, 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and Australia and of its Kate Spade distributor in Australia, Malaysia and Singapore.
The aggregate purchase consideration for the acquisitions was $47.8 million, $44.0 million of which was cash consideration and the remaining is related to non-cash consideration. Of the $44.0 million of cash consideration, $43.5 million was paid during fiscal 2019 and the remaining will be paid in the future. Of the total purchase consideration of $47.8 million, $21.8 million of net assets were recorded at their fair values. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $26.0 million, of which $13.3 million was assigned to the Stuart Weitzman segment and $12.7 million was assigned to the Kate Spade segment.
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
The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired). Consideration also includes $5.3 million as a result of the conversion of previously granted unvested equity awards

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

held by Kate Spade employees. The Company funded the acquisition through cash on-hand, as well as debt proceeds. Refer to Note 12, "Debt", for information regarding the Company's outstanding debt.
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

(3)
The Company assigned $324.0 million of goodwill associated with the Kate Spade acquisition to Coach brand reporting units based upon the analysis of expected synergies, including the allocation of corporate synergies to the brands. Refer to Note 14, "Goodwill and Other Intangible Assets," for further information.

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

factoring in expected attrition of the existing base. The order backlog intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with open customer orders as of the acquisition date.

(6)
The Company acquired $200.1 million of net deferred tax assets related to Kate Spade historical federal and state net operating losses, net of a $39.3 million valuation allowance, which the Company expects to be able to utilize. The deferred tax adjustments resulting from the step-up in basis of acquired assets, most notably the brand intangible asset, resulted in an overall deferred tax liability. Refer to Note 15, "Income Taxes," for more information about changes to the Company's deferred tax position as a result of the enactment of the new tax legislation.

(7)	Includes an adjustment for unfavorable lease rights of $49.5 million (amortized over the remainder of the underlying lease terms).
The operational results of Kate Spade for the post-acquisition period from July 11, 2017 to June 29, 2019 are included in the Company’s accompanying Consolidated Statement of Operations for the year ended June 29, 2019. Refer to Note 17, "Segment Information," for the operating results of the Kate Spade business.
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

(i)
Depreciation and amortization expenses related to the fair value adjustments to Kate Spade's property and equipment and intangible assets have been reflected in the year ended June 30, 2018. Short-term purchase accounting amortization has been excluded from the pro forma amounts due to the non-recurring nature.

(ii)	Transaction costs in the year ended June 30, 2018 have been excluded from the pro forma amounts due to their non-recurring nature.

(iii)
Interest expense of debt issued to finance the acquisition, including amortization of deferred financing fees, has been reflected in the year ended June 30, 2018. Historical interest expense for Kate Spade has been removed.

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
Distributor Acquisitions and Kate Spade Joint Ventures Operational Control
During the third quarter of fiscal 2018, the Company acquired designated assets of its Stuart Weitzman distributor in Northern China, entered into an agreement to obtain operational control of the Kate Spade Joint Ventures that operate in Greater China in which the Company has 50% interest, and acquired designated assets of its Coach distributor in Australia and New Zealand.
The aggregate purchase consideration for the three acquisitions was $153.7 million, of which $106.9 million will be paid in cash and the remaining is related to non-cash consideration. Of the cash consideration, $61.5 million (or $55.6 million net of cash acquired) was paid during fiscal 2018, $2.5 million was paid during fiscal 2019 and the remaining will be paid in the future. Of the total purchase consideration of $153.7 million, $50.0 million of net assets were recorded at their fair values, and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $103.7 million. Of this amount, $52.8 million, $49.3 million and $1.6 million were recorded to the Company's Kate Spade, Stuart Weitzman and Coach segments, respectively. During the fourth quarter of fiscal 2018, there were measurement period adjustments of $2.3 million and $0.5 million, related to the Kate Spade and Stuart Weitzman segments, respectively, which decreased Goodwill. Refer to Note 14, "Goodwill and Other Intangible Assets," for further information.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

and recognizes that amount as revenue over time in proportion to actual customer redemptions if the Company does not have a legal obligation to remit unredeemed gift cards to any jurisdiction as unclaimed property.
Certain of the Company's retail operations use sales incentive programs, such as customer loyalty programs and the issuance of coupons. Loyalty programs provide the customer a material right to acquire additional products and give rise to the Company having a separate performance obligation. Additionally, certain products sold by the Company include an assurance warranty that is not considered a separate performance obligation. These programs are immaterial individually and in the aggregate.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended June 29, 2019.
The Company has elected a practical expedient not to disclose the remaining performance obligations that are unsatisfied as of the end of the period related to contracts with an original duration of one year or less or variable consideration related to sales-based royalty arrangements. There are no other contracts with transaction price allocated to remaining performance obligations other than future minimum royalties as discussed above, which are not material.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2019
Coach	$2,401.6	$779.8	$836.0	$253.5	$4,270.9
Kate Spade	1,067.4	52.9	157.8	88.7	1,366.8
Stuart Weitzman	216.3	80.2	23.6	69.3	389.4
Total	$3,685.3	$912.9	$1,017.4	$411.5	$6,027.1

Fiscal 2018
Coach	$2,414.1	$774.7	$792.6	$240.1	$4,221.5
Kate Spade	1,030.6	25.7	137.3	91.1	1,284.7
Stuart Weitzman	239.9	36.7	17.4	79.8	373.8
Total	$3,684.6	$837.1	$947.3	$411.0	$5,880.0

Fiscal 2017
Coach	$2,373.5	$656.8	$850.9	$233.5	$4,114.7
Kate Spade	—	—	—	—	—
Stuart Weitzman	249.5	39.5	12.0	72.6	373.6
Total	$2,623.0	$696.3	$862.9	$306.1	$4,488.3

(1)	Greater China includes mainland China, Hong Kong, Macau and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of June 29, 2019 and June 30, 2018 was $27.5 million and $29.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended June 29, 2019, net sales of $18.6 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.
5. INTEGRATION AND ACQUISITION COSTS
Fiscal 2019
During the fiscal year ended June 29, 2019, the Company incurred integration and acquisition-related costs of $94.4 million. The charges recorded in cost of sales for the fiscal year ended June 29, 2019 were $27.8 million. Of the amount recorded to cost of sales for the fiscal year ended June 29, 2019, $6.3 million was recorded within the Kate Spade segment, $19.6 million was recorded within the Stuart Weitzman segment and $1.9 million was recorded within the Coach segment. The charges recorded in SG&A expenses for the fiscal year ended June 29, 2019 were $66.6 million. Of the amount recorded to SG&A expenses for the

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

fiscal year ended June 29, 2019, $14.5 million was recorded in the Kate Spade segment, $30.0 million was recorded within Corporate, $15.0 million was recorded within the Stuart Weitzman segment and $7.1 million was recorded within the Coach segment. Of the total costs of $94.4 million, $32.5 million were non-cash charges related to inventory, organization-related costs and asset write-offs.
The Company currently estimates that it will incur approximately $20 - 30 million in pre-tax charges in fiscal 2020.
Fiscal 2018
As a result of these acquisitions, during the fiscal year ended June 30, 2018, the Company incurred integration and acquisition-related costs of $301.6 million. The charges recorded in cost of sales for the fiscal year ended June 30, 2018 were $116.4 million. Of the amount recorded to cost of sales for the fiscal year ended June 30, 2018, $106.5 million was recorded within the Kate Spade segment, $5.8 million was recorded within the Stuart Weitzman segment and $4.1 million was recorded within the Coach segment. The charges recorded in SG&A expenses for the fiscal year ended June 30, 2018 were $185.2 million. Of the amount recorded to SG&A expenses for the fiscal year ended June 30, 2018, $113.7 million was recorded in the Kate Spade segment, $63.2 million was recorded within Corporate, $7.8 million was recorded within the Stuart Weitzman segment and $0.5 million was recorded within the Coach segment. Of the total costs of $301.6 million, $133.1 million were non-cash charges related to purchase accounting adjustments, inventory, organization-related costs and asset write-offs.
Refer to Note 3, "Acquisitions," for more information.
A summary of the integration and acquisition charges is as follows:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018
	(millions)
Purchase accounting adjustments(1)	$10.1	$82.8
Acquisition costs(2)	1.3	42.9
Inventory-related charges(3)	17.6	35.4
Contractual payments(4)	8.1	50.6
Organization-related costs(5)	25.8	39.8
Other(6)	31.5	50.1
Total	$94.4	$301.6

(1)	Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs primarily relate to deal fees associated with the acquisitions.

(3)
Inventory-related charges primarily relate to a one-time write-off of inventory for the fiscal year ended June 29, 2019. For the fiscal year ended June 30, 2018, these payments primarily relate to reserves for the future destruction of certain on-hand inventory and non-cancelable inventory purchase commitments related to raw materials.

(4)
Contractual payments primarily relate to contract termination charges for the fiscal year ended June 29, 2019. For the fiscal year ended June 30, 2018, these payments primarily relate to severance and related costs as a result of pre-existing agreements with certain Kate Spade executives which became effective upon the closing of the acquisition.

(5)	Organization-related costs primarily relate to severance charges.

(6)	Other primarily relates to professional fees, asset write-offs and inventory true-up.
6. RESTRUCTURING ACTIVITIES
Operational Efficiency Plan
On April 26, 2016, the Company announced a plan (the “Operational Efficiency Plan”) to enhance organizational efficiency, update core technology platforms and streamline its supply chain network. The Operational Efficiency Plan was adopted as a result of a strategic review of the Company’s corporate structure which focused on creating an agile and scalable business model.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During fiscal year 2018, the Company incurred Operational Efficiency Plan related charges within SG&A expenses of $19.5 million, primarily due to technology infrastructure costs, organizational efficiency costs and to a lesser extent, network optimization costs. Total cumulative charges incurred under the Operational Efficiency Plan to date are $87.4 million. The plan was completed in fiscal 2018.
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
The balance as of June 30, 2018 are included within Accrued liabilities on the Company's Consolidated Balance Sheets. No liabilities remain as of June 29, 2019. The above charges were recorded as Corporate expenses within the Company's Consolidated Statements of Operations. Refer to Note 17, "Segment Information," for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at July 1, 2017	$3.0	$(0.4)	$(89.1)	$(0.4)	$(86.9)
Other comprehensive income (loss) before reclassifications	(1.2)	0.5	3.8	—	3.1
Less: amounts reclassified from accumulated other comprehensive income (loss)	0.4	0.1	—	(1.5)	(1.0)
Net current-period other comprehensive income (loss)	(1.6)	0.4	3.8	1.5	4.1
Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	(4.3)	(0.4)	5.4	—	0.7
Less: amounts reclassified from accumulated other comprehensive income (loss)	1.6	0.1	—	(0.6)	1.1
Net current-period other comprehensive income (loss)	(5.9)	(0.5)	5.4	0.6	(0.4)
Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $(1.3) million and $(0.9) million as of June 29, 2019 and June 30, 2018, respectively. The amounts reclassified from AOCI are net of tax of $(1.0) million and $(1.1) million as of June 29, 2019 and June 30, 2018, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balances at June 29, 2019 and June 30, 2018 are net of tax of $0.5 million and $0.6 million, respectively.

8. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	June 29, 2019(1)	June 30, 2018(1)	July 1, 2017(1)
	(millions)
Share-based compensation expense	$88.0	$88.1	$76.1
Income tax benefit related to share-based compensation expense	16.2	23.5	24.4

(1)
During the fiscal year ended June 29, 2019 and June 30, 2018, the Company incurred $3.2 million and $6.0 million of share-based compensation expense related to integration efforts, respectively. There were no share-based compensation expense under the Operational Efficiency Plan in fiscal year ended June 29, 2019. During the fiscal years ended June 30, 2018 and July 1, 2017, the Company incurred $0.8 million and $2.5 million of share-based compensation expense under the Company's Operational Efficiency Plan, respectively, primarily as a result of the accelerated vesting of certain awards. Refer to Note 5, "Integration and Acquisition Costs," and Note 6, "Restructuring Activities," for further information.

TAPESTRY, INC.

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
Stock Options
A summary of stock option activity during the fiscal year ended June 29, 2019 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at June 30, 2018	12.5	$42.94
Granted	1.5	50.91
Exercised	(0.9)	35.41
Forfeited or expired	(0.7)	46.55
Outstanding at June 29, 2019	12.4	44.24	6.0	$0.1
Vested and expected to vest at June 29, 2019	12.2	44.23	5.9	0.1
Exercisable at June 29, 2019	7.8	44.50	4.7	0.1

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 29, 2019	June 30, 2018	July 1, 2017
Expected term (years)	5.1	5.1	4.4
Expected volatility	30.0%	28.4%	30.5%
Risk-free interest rate	2.6%	1.8%	1.1%
Dividend yield	3.9%	3.3%	3.4%

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
The weighted-average grant-date fair value of options granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $6.74, $7.76 and $7.36, respectively. The total intrinsic value of options exercised during fiscal 2019, fiscal 2018 and fiscal 2017 was $10.2 million, $59.2 million and $15.4 million, respectively. The total cash received from option exercises was $30.7 million, $161.5 million and $68.2 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $2.6 million, $11.4 million and $4.9 million, respectively.
At June 29, 2019, $22.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 29, 2019 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 30, 2018	3.5	$40.26
Granted	1.8	49.13
Vested	(1.6)	38.76
Forfeited	(0.4)	46.23
Non-vested at June 29, 2019	3.3	45.49

At June 29, 2019, $81.5 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.4 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $49.13, $41.75 and $39.57, respectively. The total fair value of shares vested during fiscal 2019, fiscal 2018 and fiscal 2017 was $75.0 million, $83.4 million and $68.9 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended June 29, 2019 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 30, 2018	0.9	$38.27
Granted	0.3	49.78
Change due to performance condition achievement	(0.1)	23.65
Vested	(0.2)	31.46
Forfeited	—	45.95
Non-vested at June 29, 2019	0.9	44.41

At June 29, 2019, $14.2 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.0 year.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $49.78, $43.80 and $39.61, respectively. The total fair value of awards that vested during fiscal 2019, fiscal 2018 and fiscal 2017 was $9.7 million, $11.4 million and $0.9 million, respectively.
During the fiscal years ended June 29, 2019 and June 30, 2018, the Company granted 0.3 million shares (with a fair value of $12.3 million) and 0.4 million shares (with a fair value of $16.0 million) of common stock to executives, respectively. The shares are subject to a three-year cliff vesting, subject to the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2019, fiscal 2018 and fiscal 2017, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $16.6 million, $17.9 million and $19.0 million, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.2 million, 0.1 million and 0.1 million shares to employees in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Expected term (years)	0.5	0.5	0.5
Expected volatility	27.7%	26.9%	24.7%
Risk-free interest rate	2.3%	1.3%	0.6%
Dividend yield	3.3%	3.1%	3.6%

The weighted-average fair value of the purchase rights granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $9.15, $9.62 and $8.08, respectively. The Company issues new shares for employee stock purchases.
9. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018:

	June 29, 2019			June 30, 2018
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$17.9	$—	$17.9	$—	$—	$—
Government securities – U.S.(2)	102.6	—	102.6	—	—	—
Corporate debt securities – U.S.(2)	95.8	—	95.8	—	—	—
Corporate debt securities – non-U.S.(2)	37.3	—	37.3	—	—	—
Available-for-sale investments, total	$253.6	$—	$253.6	$—	$—	$—
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	10.4	0.1	10.5	6.0	—	6.0
Total Investments	$264.6	$0.1	$264.7	$6.6	$—	$6.6

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of June 29, 2019 have maturity dates between calendar years 2019 and 2020 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended June 29, 2019 and June 30, 2018.
10. LEASES
The Company leases retail, distribution and office facilities. The lease agreements, which expire at various dates through fiscal 2037, are subject, in most cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain store-related rent expense is also contingent upon sales.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Rent expense for the Company's operating leases consisted of the following:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(millions)
Minimum rent(1)	$387.6	$359.8	$295.1
Contingent rent	185.7	164.7	129.4
Total rent expense	$573.3	$524.5	$424.5

(1)	$0.2 million of lease termination charges due to restructuring-related closures were included in fiscal 2017.
Future minimum rental payments under non-cancelable operating leases, as of June 29, 2019, are as follows:

Fiscal Year	Amount
(millions)
2020	$399.0
2021	341.5
2022	308.2
2023	270.4
2024	226.5
Subsequent to 2024	1,065.7
Total minimum future rental payments	$2,611.3

During the first quarter of fiscal 2017, the Company announced the lease of its new global headquarters. Refer to Note 21, "Headquarters Transactions," for further information.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 29, 2019 and June 30, 2018:

	Level 1		Level 2
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(millions)
Assets:
Cash equivalents(1)	$454.3	$592.5	$0.4	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	17.9	—
Government securities - U.S.(2)	102.6	—	—	—
Corporate debt securities - U.S.(2)	—	—	95.8	—
Corporate debt securities - non U.S.(2)	—	—	37.3	—
Other	—	—	10.4	6.0
Long-term investments:
Other	—	—	0.1	—
Derivative Assets:
Inventory-related instruments(3)	—	—	1.1	5.6
Intercompany loan hedges(3)	—	—	—	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$4.9	$2.3
Intercompany loan hedges(3)	—	—	0.1	0.1

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
The company recorded $7.4 million of impairment charges in fiscal 2019 to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $1.1 million as of June 29, 2019. The Company recorded $9.1 million of impairment charges in fiscal 2018 to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) to their fair values of $1.2 million as of June 30, 2018. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 29, 2018	June 30, 2018
	(millions)
Current Debt:
Capital Lease Obligations	$0.8	$0.7
Total Current Debt	$0.8	$0.7

Long-Term Debt:
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	11.4
Capital Lease Obligations	5.3	6.0
Total Long-Term Debt	1,616.7	1,617.4
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(14.8)	(17.5)
Total Long-Term Debt, net	$1,601.9	$1,599.9
During fiscal 2019, 2018 and 2017 the Company recognized interest expense related to the outstanding debt of $66.9 million, $86.3 million and $26.8 million, respectively.
Revolving Credit Facility
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of June 29, 2019.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
At June 29, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $629.6 million, $398.6 million, and $605.5 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At June 30, 2018, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $592.5 million, $389.0 million and $574.1 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.4 million as of June 29, 2019 to the other partner of the Kate Spade Joint Ventures to be payable in fiscal 2021.
Capital Lease Obligations
As a result of the Company's sale-leaseback agreement for its office building in North Bergen, NJ, the Company has total capital lease obligations of $0.8 million recorded within Current debt and $5.3 million recorded within Long-Term debt on the Consolidated Balance Sheets as of June 29, 2019. The remaining lease obligations will be amortized through May 1, 2025.
Debt Maturities
As of June 29, 2019, the Company's aggregate debt, excluding capital lease obligations, is approximately $1.61 billion, of which $11.4 million is due in fiscal 2021, $400.0 million is due in fiscal 2023 and $1.20 billion is due subsequent to fiscal 2023.
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $34.5 million and $35.1 million outstanding at June 29, 2019 and June 30, 2018, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $155.9 million related to the Transition Tax. Refer to Note 15, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of June 29, 2019, including $404.2 million related to inventory purchase obligations, $16.2 million related to capital expenditure purchase obligations, $93.6 million of other purchase obligations, $1.61 billion of debt repayments, $6.1 million of capital lease obligations and $407.8 million of interest payments on the outstanding debt. Refer to Note 10, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's management believes that the final outcome will not have a material effect on the Company's cash flow, results of operations or financial position.
14. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at July 1, 2017	$324.5	$—	$156.0	$480.5
Acquisition of goodwill(1)	1.6	968.9	49.3	1,019.8
Allocation of goodwill(2)	324.0	(324.0)	—	—
Measurement period adjustment(1)	—	(18.4)	(0.5)	(18.9)
Foreign exchange impact	4.7	0.5	(2.3)	2.9
Balance at June 30, 2018	654.8	627.0	202.5	1,484.3
Acquisition of goodwill(1)	—	12.7	13.3	26.0
Foreign exchange impact	7.0	0.7	(1.8)	5.9
Balance at June 29, 2019	$661.8	$640.4	$214.0	$1,516.2

(1)	Refer to Note 3, "Acquisitions," for further information.

(2)
The Company assigned a portion of goodwill associated with the Kate Spade acquisition to Coach brand reporting units based upon the analysis of expected synergies, including the allocation of corporate synergies to the brands.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended(1)
	June 29, 2019			June 30, 2018
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.6	$(24.0)	$76.6	$100.5	$(17.3)	$83.2
Order backlog	—	—	—	2.0	(2.0)	—
Favorable lease rights	93.1	(34.6)	58.5	97.3	(24.4)	72.9
Total intangible assets subject to amortization	193.7	(58.6)	135.1	199.8	(43.7)	156.1
Intangible assets not subject to amortization:
Brand intangible assets	1,576.8	—	1,576.8	1,576.8	—	1,576.8
Total intangible assets	$1,770.5	$(58.6)	$1,711.9	$1,776.6	$(43.7)	$1,732.9

(1)	Refer to Note 3, "Acquisitions," for further information.
As of June 29, 2019, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2020	$19.8
Fiscal 2021	18.3
Fiscal 2022	16.4
Fiscal 2023	15.3
Fiscal 2024	13.3
Thereafter	52.0
Total	$135.1

The expected future amortization expense above reflects remaining useful lives ranging from approximately 10.8 years to 13.0 years for customer relationships and the remaining lease terms ranging from approximately seven months to 15.8 years for favorable lease rights.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		July 1, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$335.5	43.8%	$161.2	27.0%	$365.5	48.2%
Foreign	430.7	56.2	435.6	73.0	393.5	51.8
Total income before provision for income taxes	$766.2	100.0%	$596.8	100.0%	$759.0	100.0%

Tax expense at U.S. statutory rate	$160.9	21.0%	$167.0	28.0%	$265.7	35.0%
State taxes, net of federal benefit	(1.3)	(0.2)	2.4	0.4	15.1	2.0
Effects of foreign operations	(18.0)	(2.4)	(55.6)	(9.3)	(86.7)	(11.4)
Transition tax on deferred foreign earnings	7.5	1.0	266.0	44.6	—	—
Re-measurement of deferred taxes	(6.2)	(0.8)	(87.8)	(14.7)	—	—
Effects of tax credits and acquisition reorganization	(23.2)	(3.0)	(36.2)	(6.1)	(12.3)	(1.6)
Change in state valuation allowance	4.4	0.6	(40.7)	(6.8)	—	—
Other, net	(1.3)	(0.2)	(15.8)	(2.7)	(13.8)	(1.9)
Taxes at effective worldwide rates	$122.8	16.0%	$199.3	33.4%	$168.0	22.1%

(1)
For the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017, the United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.

Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		July 1, 2017
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$(16.9)	$62.7	$181.1	$(1.9)	$42.9	$56.4
Foreign	76.7	(3.2)	79.1	(11.2)	39.7	7.4
State	28.5	(25.0)	(10.0)	(37.8)	7.4	14.2
Total current and deferred tax provision (benefit)	$88.3	$34.5	$250.2	$(50.9)	$90.0	$78.0

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities were:

	June 29, 2019	June 30, 2018
	(millions)
Share-based compensation	$32.2	$27.1
Reserves not deductible until paid	41.1	39.2
Deferred rent	30.9	22.5
Employee benefits	22.6	19.0
Foreign investments	4.9	—
Net operating loss	100.6	395.2
Other	8.1	9.5
Inventory	24.2	18.9
Capital loss carryforward	—	56.8
Gross deferred tax assets	264.6	588.2
Valuation allowance	32.9	305.9
Deferred tax assets after valuation allowance	$231.7	$282.3

Goodwill	83.7	84.3
Other intangibles	320.2	347.9
Property and equipment	41.3	25.8
Foreign investments	—	5.7
Prepaid expenses	1.2	0.5
Gross deferred tax liabilities	446.4	464.2
Net deferred tax (liabilities) assets	$(214.7)	$(181.9)

Consolidated Balance Sheets Classification
Deferred income taxes – noncurrent asset	19.4	24.3
Deferred income taxes – noncurrent liability	(234.1)	(206.2)
Net deferred tax (liabilities) assets	$(214.7)	$(181.9)

In fiscal 2018, the Company recorded a net deferred tax liability of $325.7 million as part of the opening balance sheet recorded in purchase accounting for fiscal 2018 acquisitions. Given that this balance was recorded as part of purchase accounting, it had no impact on total deferred tax expense recorded during fiscal 2018.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 29, 2019	June 30, 2018	July 1, 2017
	(millions)
Balance at beginning of fiscal year	$75.3	$94.1	$138.6
Gross increase due to tax positions related to prior periods	21.8	3.8	2.7
Gross decrease due to tax positions related to prior periods	(0.8)	(4.0)	(2.7)
Gross increase due to tax positions related to current period	10.7	6.4	8.1
Decrease due to lapse of statutes of limitations	(20.1)	(23.9)	(39.5)
Decrease due to settlements with taxing authorities	(1.1)	(25.1)	(13.1)
Increase due to current year acquisitions	—	24.0	—
Balance at end of fiscal year	$85.8	$75.3	$94.1

Of the $85.8 million ending gross unrecognized tax benefit balance as of June 29, 2019, $58.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $75.3 million ending gross unrecognized tax benefit balance as of June 30, 2018, $57.0 million relates to items which, if recognized, would impact the effective tax rate. Of the $94.1 million ending gross unrecognized tax benefit balance as of July 1, 2017, $83.6 million relates to items which, if recognized, would impact the effective tax rate. As of June 29, 2019, June 30, 2018 and July 1, 2017, gross interest and penalties payable was $12.6 million, $12.9 million and $24.1 million, respectively, which are included in Other liabilities on the Company's Consolidated Balance Sheet. During fiscal 2019 and fiscal 2018, the Company recognized gross interest and penalty income of $0.2 million and $10.8 million, respectively, and gross interest and penalty expense of $2.8 million during fiscal 2017.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2016 to present are open to examination in the U.S. federal jurisdiction, fiscal 2010 to present in select state jurisdictions and fiscal 2012 to present in select foreign jurisdictions. The Company is currently under audit in the U.S. for fiscal 2017. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of June 29, 2019, the Company had the following tax loss carryforwards available: U.S. federal loss carryforwards of $127.7 million, state tax loss carryforwards of $717.2 million and tax loss carryforwards of various foreign jurisdictions of $116.0 million. As of June 30, 2018, the Company had the following tax loss carryforwards available: U.S. federal loss carryforwards of $448.4 million, state tax loss carryforwards of approximately $831 million and tax loss carryforwards of various foreign jurisdictions of $921.9 million. The federal and state net operating loss carryforwards generally start to expire in 2031 and 2019, respectively. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $32.9 million as of June 29, 2019 and $305.9 million as of June 30, 2018. During fiscal 2019, the Company wrote off certain net operating losses and corresponding full valuation allowances that were determined to have a remote likelihood of being utilized.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of June 29, 2019 and June 30, 2018 was $2.04 billion and $3.09 billion, respectively. Before the Tax Legislation, the Company considered the earnings of its non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes on these earnings. The Tax Legislation imposed a one-time Transition Tax on the deemed repatriated earnings, thereby removing the potential federal income tax consequences of repatriating these earnings to the U.S. However actual remittance from non-U.S. subsidiaries may result in additional foreign withholding taxes, U.S. state taxes and taxes related to foreign currency gains or losses. The Company intends to distribute $650 million of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

$2.3 million during fiscal 2019 for U.S. state taxes related to the future distribution. Based on the Company's current analysis, the amount of the unrecognized deferred tax liability related to unremitted earnings is estimate to be between $5 million and $7 million.
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
In December 2017, the SEC Staff issued Staff Accounting Bulletin ("SAB") 118 to provide guidance to registrants in accounting for income taxes under the Tax Legislation. In accordance with SAB 118, the Company made reasonable estimates and recorded provisional amounts for the Tax Legislation during fiscal 2018. Under the transitional provisions of SAB 118, the Company had a one-year measurement period to complete the accounting for the initial tax effects of the Tax Legislation, which was completed during fiscal 2019.
The following table represents amounts recorded to provision for income taxes in the year ended June 29, 2019 for items related to the Tax Legislation:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018
	(millions)
Impact of Change in U.S. Federal Statutory Rate on Pre-Tax Income	$(32.6)	$(10.9)
Discrete Impacts of Tax Legislation:
Transition Tax - Federal and State	6.9	266.0
Re-measurement of deferred taxes (federal and state)	(6.2)	(87.8)
Global intangible low-taxed income	33.1	—
Foreign derived intangible income	(12.6)	—
Total Impact of Tax Legislation	$(11.4)	$167.3

The Company has elected to pay the Transition Tax in installments. As shown in the table below, the remaining Transition Tax payable is $155.9 million and is payable between fiscal 2021 and fiscal 2025. The $155.9 million Transition Tax payable is reduced from the fiscal 2018 Transition Tax liability of $266.0 million due to payments made during fiscal 2019, as well as the application of net operating losses to reduce the Transition Tax payable.

Transition Tax Payments
(millions)
Fiscal 2020	$—
Fiscal 2021	11.9
Fiscal 2022	16.9
Fiscal 2023	31.8
Fiscal 2024	42.4
Fiscal 2025	52.9
Total	$155.9

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

associated with GILTI as a period cost, and accordingly, the Company has recorded no additional deferred tax liability in fiscal 2018.
16. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $12.8 million, $12.3 million and $9.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
17. SEGMENT INFORMATION
The Company has three reportable segments:

•
Coach - Includes global sales of Coach products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.

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

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Beginning in fiscal 2019, the Company changed its expense reporting to more closely align with the organizational structure and management of the business. Accordingly, certain SG&A expenses that were previously reported in fiscal 2017 and fiscal 2018 within our reportable segments are now reflected in Corporate expense. The costs primarily relate to employee costs within shared functional groups.
The following table summarizes segment performance for fiscal 2019, fiscal 2018 and fiscal 2017:

	Coach(1)	Kate Spade(1)	Stuart Weitzman(1)	Corporate(2)	Total
	(millions)
Fiscal 2019
Net sales	$4,270.9	$1,366.8	$389.4	$—	$6,027.1
Gross profit	2,996.4	863.6	193.7	—	4,053.7
Operating income (loss)	1,148.4	165.7	(51.2)	(448.8)	814.1
Income (loss) before provision for income taxes	1,148.4	165.7	(51.2)	(496.7)	766.2
Depreciation and amortization expense(3)	137.2	63.5	19.4	50.3	270.4
Total assets	1,945.9	2,596.1	749.4	1,585.9	6,877.3
Additions to long-lived assets(4)	85.0	74.2	12.3	102.7	274.2

Fiscal 2018
Net sales	$4,221.5	$1,284.7	$373.8	$—	$5,880.0
Gross profit	2,931.5	705.7	211.3	—	3,848.5
Operating income (loss)	1,117.2	(22.7)	(0.3)	(423.4)	670.8
Income (loss) before provision for income taxes	1,117.2	(22.7)	(0.3)	(497.4)	596.8
Depreciation and amortization expense(3)	139.5	67.2	20.8	43.8	271.3
Total assets	2,256.8	2,626.3	746.4	1,048.8	6,678.3
Additions to long-lived assets(4)	134.4	34.4	7.8	90.8	267.4

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal 2017
Net sales	$4,114.7	$—	$373.6	$—	$4,488.3
Gross profit	2,855.0	—	226.1	—	3,081.1
Operating income (loss)	1,072.4	—	15.4	(300.4)	787.4
Income (loss) before provision for income taxes	1,072.4	—	15.4	(328.8)	759.0
Depreciation and amortization expense(3)	149.9	—	18.9	50.1	218.9
Total assets	1,937.1	—	628.4	3,266.1	5,831.6
Additions to long-lived assets(4)	170.5	—	20.2	92.4	283.1

(1)
During fiscal 2019, the Company acquired certain distributors for the Stuart Weitzman and Kate Spade brands. During the first quarter of fiscal 2018, the Company acquired Kate Spade & Company. During the third quarter of fiscal 2018, the Company acquired certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entity have been consolidated commencing on the date of each transaction.

(2) Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily represent administrative and information systems expense. Furthermore, certain integration and acquisition costs as well as costs under the Company's Operational Efficiency Plan and Transformation Plan as described in Note 6, "Restructuring Activities," are included within Corporate.

(3)
Depreciation and amortization expense includes $2.2 million of Integration & Acquisition costs for the fiscal year ended June 29, 2019. There were no costs incurred related to the Operational Efficiency Plan for the fiscal year ended June 29, 2019 and June 30, 2018. Depreciation and amortization expenses includes $6.1 million of Operational Efficiency Plan charges for the fiscal year ended July 1, 2017. These charges are recorded within Corporate. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(4)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows net sales for each product category represented:

	Fiscal Year Ended
	June 29, 2019		June 30, 2018		July 1, 2017
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$2,261.3	38%	$2,298.2	39%	$2,308.0	52%
Men's	862.0	14	844.6	14	808.0	18
Women's Accessories	766.5	13	747.1	13	721.0	16
Other Products	381.1	6	331.6	6	277.7	6
Total Coach	$4,270.9	71%	$4,221.5	72%	$4,114.7	92%
Kate Spade(1)
Women's Handbags	$763.7	13%	$703.4	12%	$—	—%
Other Products	315.2	5	311.6	5	—	—
Women's Accessories	287.9	5	269.7	5	—	—
Total Kate Spade	$1,366.8	23%	$1,284.7	22%	$—	—%
Stuart Weitzman(2)	$389.4	6%	$373.8	6%	$373.6	8%
Total Net sales	$6,027.1	100%	$5,880.0	100%	$4,488.3	100%

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

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2019
Net sales(1)	$3,395.0	$711.9	$912.9	$1,007.3	$6,027.1
Long-lived assets	708.9	90.2	114.2	159.6	1,072.9
Fiscal 2018
Net sales(1)	$3,457.4	$695.7	$837.1	$889.8	$5,880.0
Long-lived assets	663.3	60.6	98.4	181.9	1,004.2
Fiscal 2017
Net sales(1)	$2,432.5	$572.8	$696.3	$786.7	$4,488.3
Long-lived assets	497.7	58.3	93.2	162.2	811.4

(1)	Includes net sales from our global travel retail business in locations within the specified geographic area.

(2)	Greater China includes mainland China, Hong Kong, Macau and Taiwan.

(3)	Other includes sales in Europe, Canada, South Korea, Malaysia, Singapore, Australia and New Zealand and royalties related to licensing.
18. EARNINGS PER SHARE
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(millions, except per share data)
Net income	$643.4	$397.5	$591.0

Weighted-average basic shares	289.4	285.4	280.6
Dilutive securities:
Effect of dilutive securities	1.4	3.2	2.2
Weighted-average diluted shares	290.8	288.6	282.8

Net income per share:
Basic	$2.22	$1.39	$2.11
Diluted	$2.21	$1.38	$2.09

At June 29, 2019, options to purchase 12.3 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $31.46 to $78.46, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 29, 2019, June 30, 2018 and July 1, 2017, there were approximately 12.6 million, 4.2 million, and 5.6 million, respectively, of shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
19. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory and one of its former employees, who left the Company during fiscal 2017, maintains a partial ownership interest of less than 50% in a factory, both of which are located in Spain, which are involved in the production of Stuart Weitzman inventory. Payments to these two factories represented $16.8 million and $17.1 million in fiscal 2019 and fiscal 2018, respectively. Amounts payable to these factories were not material at June 29, 2019 or June 30, 2018.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	June 29, 2019	June 30, 2018
	(millions)
Property and equipment
Land and building	$21.8	$19.0
Machinery and equipment	51.0	56.0
Software and computer equipment	541.8	409.1
Furniture and fixtures	413.2	322.5
Leasehold improvements	1,006.3	891.0
Construction in progress	105.2	142.2
Less: accumulated depreciation	(1,200.5)	(954.4)
Total property and equipment, net	$938.8	$885.4
Accrued liabilities
Payroll and employee benefits	$63.6	$174.3
Accrued rent	67.3	53.9
Dividends payable	96.8	97.2
Operating expenses	445.9	347.8
Total accrued liabilities	$673.6	$673.2
Other liabilities
Deferred lease obligation	$221.6	$200.7
Gross unrecognized tax benefit	85.8	75.3
Other	146.6	191.0
Total other liabilities	$454.0	$467.0
21. HEADQUARTERS TRANSACTIONS
Sale of Interest and Lease Transaction of Hudson Yards
During the first quarter of fiscal 2017, the Company sold its investments in 10 Hudson Yards, in New York City, and announced the lease of its new global headquarters. The Company sold its equity investment in the Hudson Yards joint venture as well as net fixed assets related to the design and build-out of the space. The Company received a purchase price of approximately $707 million (net of approximately $77 million due to the developer of Hudson Yards) before transaction costs of approximately $26 million, resulting in a gain of $28.8 million, which was initially amortized through SG&A expenses over the lease term of 20 years. As a result of the adoption of ASU No. 2016-02, as discussed in Note 2, the unamortized balance of the gain will be recorded to equity at the start of fiscal 2020.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Sale of Former Headquarters
During the second quarter of fiscal 2017, the Company completed the sale of its former headquarters on West 34th Street. Net cash proceeds of $126.0 million were generated and the sale did not result in a material gain or loss.
Sublease Agreement
During the first quarter of fiscal 2018, the Company entered into a Sublease (the "Sublease"), as sublandlord, with The Guardian Life Insurance Company of America, a New York mutual insurance company ("Guardian"), as subtenant, pursuant to which the Company has agreed to sublease to Guardian three floors of the Company's leased space at 10 Hudson Yards, New York, NY, consisting of approximately 148,813 square feet of office space. The term of the Sublease expires on June 29, 2036 (the "Expiration Date").
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

TAPESTRY, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 29, 2019, June 30, 2018 and July 1, 2017

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Adjustments(1)	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2019
Allowance for bad debts	$1.5	$7.1	$—	$(4.2)	$4.4
Allowance for returns	11.5	20.3	2.8	(24.0)	10.6
Allowance for markdowns	16.7	54.9	2.3	(56.1)	17.8
Valuation allowance	305.9	21.9	—	(294.9)	32.9
Total	$335.6	$104.2	$5.1	$(379.2)	$65.7
Fiscal 2018
Allowance for bad debts	$1.9	$1.3	$—	$(1.7)	$1.5
Allowance for returns	4.4	12.9	5.0	(10.8)	11.5
Allowance for markdowns	9.4	51.4	9.1	(53.2)	16.7
Valuation allowance	196.1	20.7	129.8	(40.7)	305.9
Total	$211.8	$86.3	$143.9	$(106.4)	$335.6
Fiscal 2017
Allowance for bad debts	$2.2	$1.7	$—	$(2.0)	$1.9
Allowance for returns	6.0	10.3	—	(11.9)	4.4
Allowance for markdowns	15.2	36.9	—	(42.7)	9.4
Valuation allowance	173.4	22.7	—	—	196.1
Total	$196.8	$71.6	$—	$(56.6)	$211.8

(1)
During the year ended June 29, 2019, other adjustments of $5.1 million represent the adjustment to the allowance for returns as a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers." During the fiscal year ended June 30, 2018, other adjustments of $143.9 million represent additions as a result of acquisitions.

TAPESTRY, INC.

Quarterly Financial Data
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
Fiscal 2019(1)
Net sales	$1,381.2	$1,800.8	$1,331.4	$1,513.7
Gross profit	935.1	1,203.5	915.9	999.2
Net income	122.3	254.8	117.4	148.9
Net income per common share:
Basic	$0.42	$0.88	$0.40	$0.51
Diluted	$0.42	$0.88	$0.40	$0.51
Fiscal 2018(1)
Net sales	$1,288.9	$1,785.0	$1,322.4	$1,483.7
Gross profit	762.9	1,176.2	907.6	1,001.8
Net income	(17.7)	63.2	140.3	211.7
Net income per common share:
Basic	$(0.06)	$0.22	$0.49	$0.74
Diluted	$(0.06)	$0.22	$0.48	$0.73
Fiscal 2017(1)
Net sales	$1,037.6	$1,321.7	$995.2	$1,133.8
Gross profit	714.7	906.2	705.7	754.5
Net income	117.4	199.7	122.2	151.7
Net income per common share:
Basic	$0.42	$0.71	$0.44	$0.54
Diluted	$0.42	$0.71	$0.43	$0.53

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

3.2	Articles of Incorporation, dated June 1, 2000, which is incorporated herein by reference from Exhibit 3.1 of to the Registrant's Registration Statement on Form S-1 filed on June 16, 2000
3.3	Articles Supplementary of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.4	Articles of Amendment of Coach, Inc., dated May 3, 2001, which is incorporated herein by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on May 9, 2001
3.5	Articles of Amendment of Coach, Inc., dated May 3, 2002, which is incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002
3.6	Articles of Amendment of Coach, Inc., dated February 1, 2005, which is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2005
3.7
Articles of Amendment to Charter of Tapestry, Inc., effective as of October 31, 2017, which is incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017

4.1
Specimen Certificate for Common Stock of Tapestry, Inc. which is incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed on August 16, 2018

4.2
Indenture, dated as of March 2, 2015, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.3
First Supplemental Indenture, dated as of March 2, 2015, relating to the 4.250% senior unsecured notes due 2025, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.4
Form of 4.250% senior unsecured notes due 2025 (included in the First Supplemental Indenture), which is incorporated herein by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015

4.5
Second Supplemental Indenture, dated as of June 20, 2017, relating to the 3.000% senior unsecured notes due 2022, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.6
Third Supplemental Indenture, dated as of June 20, 2017, relating to the 4.125% senior unsecured notes due 2027, between Coach, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.7
Form of 3.000% senior unsecured notes due 2022 (included in the Second Supplemental Indenture), which is incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

4.8
Form of 4.125% senior unsecured notes due 2027 (included in the Third Supplemental Indenture), which is incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on June 20, 2017

10.1
Purchase Agreement among Stuart Weitzman Topco LLC, Stuart Weitzman Intermediate LLC and Coach, Inc., dated January 5, 2015, which is incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.2
Letter Agreement between Stuart Weitzman and Coach, Inc., dated January 5, 2015, which is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 27, 2014

10.3†
Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to The Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.4†
Amended and Restated Tapestry, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on September 30, 2016

10.5†
Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

Exhibit	Description
10.6†
Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010

10.7†	Amendment to the Coach, Inc. 2010 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014
10.8†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

10.9†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 18, 2015), which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on September 25, 2015

10.10*†	Coach Inc. Executive Deferred Compensation Plan, effective as of January 1, 2016
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

10.14*†	Form of Stock Option Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.15*†	Form of Restricted Stock Unit Award Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.16*†	Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan
10.17†
Form of Stock Option Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form-Q for the period ended December 29, 2018

10.18†
Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 29, 2018

10.19†
Coach, Inc. 2013 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed on September 27, 2013

10.20†	Tapestry, Inc. 2018 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2018
10.21†
Letter Agreement, dated February 13, 2013, between Coach, Inc. and Victor Luis, which is incorporated herein by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.22†
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

10.27
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
10.29
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

10.31†
Employment Offer Letter, dated December 12, 2016, between Coach, Inc. and Kevin Wills, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2016

10.32†
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

10.34
Sublease, dated as of September 13, 2017 between Coach, Inc. and The Guardian Life Insurance Company of America, a New York mutual insurance company, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 14, 2017.

10.35*†	Letter Agreement, dated March 8, 2018, between the Registrant and Anna Bakst
10.36†
Separation and Release Agreement dated December 6, 2018, between Tapestry and Kevin Wills, which is incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 29, 2018

10.37*†	Letter Agreement, dated May 8, 2019 between the Registrant and Thomas Glaser
10.38*†	Tapestry, Inc. Severance Pay Plan for Vice Presidents and Above, Amended and Restated effective May 9, 2019
10.39*†	Letter Agreement, dated June 17, 2019 between the Registrant and Joanne Crevoiserat
10.40*†	Tapestry, Inc. Special Severance Plan, effective August 12, 2019
18	Letter re: change in accounting principle, which is incorporated herein by reference from Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2010
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Management contract or compensatory plan or arrangement.