Form 10-Q
period 2019-09-28
TAPESTRY, INC.
filed 2019-11-07
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2019
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
(212) 946-8400
(Registrant’s telephone number, including area code)

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	TPR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 25, 2019, the Registrant had 275,935,645 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (ii) our ability to upgrade our information technology systems precisely and efficiently; (iii) our ability to successfully execute our Enterprise Resource Planning (ERP) implementation and growth strategies, including our efforts to expand internationally into a global house of lifestyle brands; (iv) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (viii) our ability to control costs; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the risk of cyber security threats and privacy or data security breaches; (xii) the impact of tax legislation; and (xiii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019. The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2019	June 29, 2019
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$522.1	$969.2
Short-term investments	266.3	264.6
Trade accounts receivable, less allowances of $1.9 and $4.4, respectively	313.1	298.1
Inventories	880.2	778.3
Prepaid expenses	65.2	99.8
Income tax receivable	52.6	55.8
Other current assets	104.4	91.0
Total current assets	2,203.9	2,556.8
Property and equipment, net	889.3	938.8
Operating lease right-of-use assets	2,057.1	—
Goodwill	1,511.6	1,516.2
Intangible assets	1,651.5	1,711.9
Deferred income taxes	28.7	19.4
Other assets	108.0	134.2
Total assets	$8,450.1	$6,877.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$254.3	$243.6
Accrued liabilities	628.8	673.6
Current portion of operating lease liabilities	328.9	—
Current debt	—	0.8
Total current liabilities	1,212.0	918.0
Long-term debt	1,597.3	1,601.9
Long-term operating lease liabilities	1,965.4	—
Deferred income taxes	196.9	234.1
Long-term income taxes payable	152.9	155.9
Other liabilities	238.7	454.0
Total liabilities	5,363.2	3,363.9

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 275.9 million and 286.8 million shares, respectively	2.8	2.9
Additional paid-in-capital	3,314.4	3,302.1
Retained earnings (accumulated deficit)	(134.3)	291.6
Accumulated other comprehensive income (loss)	(96.0)	(83.2)
Total stockholders' equity	3,086.9	3,513.4
Total liabilities and stockholders' equity	$8,450.1	$6,877.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 28, 2019	September 29, 2018
	(millions, except per share data)
	(unaudited)
Net sales	$1,357.9	$1,381.2
Cost of sales	443.4	446.1
Gross profit	914.5	935.1
Selling, general and administrative expenses	862.9	772.8
Operating income	51.6	162.3
Interest expense, net	12.3	13.1
Other expense (income)	12.7	4.6
Income before provision for income taxes	26.6	144.6
Provision for income taxes	6.6	22.3
Net income	$20.0	$122.3
Net income per share:
Basic	$0.07	$0.42
Diluted	$0.07	$0.42
Shares used in computing net income per share:
Basic	284.4	288.8
Diluted	285.7	292.0
Cash dividends declared per common share	$0.3375	$0.3375

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 28, 2019	September 29, 2018
	(millions)
	(unaudited)
Net income	$20.0	$122.3
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	2.7	4.5
Foreign currency translation adjustments	(13.8)	(9.8)
Other	(1.7)	—
Other comprehensive income (loss), net of tax	(12.8)	(5.3)
Comprehensive income	$7.2	$117.0

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 28, 2019	September 29, 2018
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$20.0	$122.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64.2	61.0
Provision for bad debt	0.9	2.6
Share-based compensation	17.1	22.0
Organization-related and integration activities	14.2	1.4
Impairment charges	75.6	—
Changes to lease related balances, net	9.0	—
Deferred income taxes	(34.1)	17.2
Other non-cash charges, net	(2.6)	5.6
Changes in operating assets and liabilities:
Trade accounts receivable	(38.1)	25.5
Inventories	(116.7)	(150.7)
Accounts payable	37.1	23.4
Accrued liabilities	(14.1)	(65.7)
Other liabilities	(8.9)	(2.0)
Other assets	(17.9)	(81.7)
Net cash provided by (used in) operating activities	5.7	(19.1)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(15.7)
Purchases of investments	(95.7)	(159.9)
Proceeds from maturities and sales of investments	94.0	7.8
Purchases of property and equipment	(71.9)	(55.2)
Net cash used in investing activities	(73.6)	(223.0)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(96.8)	(97.2)
Repurchase of common stock	(267.0)	—
Proceeds from share-based awards	0.1	26.2
Taxes paid to net settle share-based awards	(13.5)	(23.1)
Payments of finance lease liabilities	(0.2)	(0.2)
Net cash used in financing activities	(377.4)	(94.3)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(2.3)
Net decrease in cash and cash equivalents	(447.1)	(338.7)
Cash and cash equivalents at beginning of period	969.2	1,243.4
Cash and cash equivalents at end of period	$522.1	$904.7
Supplemental information:
Cash paid for income taxes, net	$34.7	$69.2
Cash paid for interest	$18.7	$19.1
Noncash investing activity - property and equipment obligations	$35.0	$39.7

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2019 ("fiscal 2019") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended September 28, 2019 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2020 ("fiscal 2020").
During the fiscal year ended June 29, 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and Australia and of its Kate Spade distributor in Australia, Malaysia and Singapore. The results of operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2020 will be a 52-week period. Fiscal 2019 ended on June 29, 2019 and was also a 52-week period. The first quarter of fiscal 2020 ended on September 28, 2019 and the first quarter of fiscal 2019 ended on September 29, 2018, both of which were 13-week periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
Significant estimates inherent in the preparation of the condensed consolidated financial statements include reserves for the realizability of inventory; customer returns, end-of-season markdowns and operational chargebacks; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes (including the impacts of tax legislation) and related uncertain tax positions; accounting for business combinations; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and reserves for litigation and other contingencies, amongst others.
Share Repurchases
The Company accounts for share repurchases by allocating the repurchase price to common stock and retained earnings. As a result, all repurchased shares are authorized but unissued shares. Under Maryland law, the Company's state of incorporation, there are no treasury shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

date. Purchases of the Company's common stock were executed through open market purchases, including through a purchase agreement under Rule 10b5-1. The Company may terminate or limit the share repurchase program at any time.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include the accounts of the Company and all 100% owned and controlled subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation. Beginning in fiscal 2020, the Company presented the impact of foreign currency gains and losses within Other expense (income) within its Condensed Consolidated Statements of Operations. Accordingly, foreign currency gains and losses that were reported within Selling, general and administrative expenses ("SG&A") in fiscal 2019 are now reflected within Other expense (income).
3. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
During the first quarter of fiscal 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") and related ASUs. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for all leases other than short-term leases. The Company elected the package of practical expedients intended to ease transition whereby the Company need not reassess as of the adoption date (1) whether contracts are or contain leases, (2) the lease classification for any existing leases and (3) initial direct costs for any existing leases. The Company also elected the practical expedient to combine non-lease components and lease components for real estate leases. The Company applied the provisions of ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" ("ASU 2018-11"), allowing it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods.
The effects of the adoption on selected line items within the Company's Condensed Consolidated Balance Sheet as of June 30, 2019 were as follows:

	June 29, 2019		June 30, 2019
	As Reported under ASC 840	ASC 842 Adjustments	As Reported under ASC 842
	(millions)
Current Assets:
Prepaid expenses(1)	$99.8	$(37.8)	$62.0
Other current assets(1)	91.0	(2.3)	88.7
Long-term Assets:
Operating lease right-of-use assets(1)	—	2,133.7	2,133.7
Intangible assets(1)	1,711.9	(58.5)	1,653.4
Deferred income tax assets(3)	19.4	1.7	21.1
Other assets(1)	134.2	(27.4)	106.8
Current Liabilities:
Accrued liabilities(1)(3)	673.6	(39.2)	634.4
Operating lease liabilities(2)	—	362.3	362.3
Current debt	0.8	(0.8)	—
Long-term Liabilities:
Long-term debt	1,601.9	(5.3)	1,596.6
Operating lease liabilities(2)	—	1,961.6	1,961.6
Deferred income tax liabilities(3)	234.1	(13.1)	221.0
Other liabilities(1)(3)	454.0	(207.2)	246.8
Stockholder's Equity:
Retained earnings (accumulated deficit)(3)	291.6	(48.9)	242.7

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(1)
Upon adoption, the Company recognized operating lease right-of-use ("ROU") assets on the Condensed Consolidated Balance Sheet. In conjunction with this recognition, the Company reclassified amounts to lease right-of-use assets including: prepaid rent from prepaid expenses; key money and lease right intangibles from current and long-term other assets; deferred rent, lease incentives, unfavorable lease right liability and other accrued rent from current and long-term other liabilities. In addition, upon adoption in the first quarter of fiscal 2020, the Company recognized initial ROU asset balances of $2.13 billion on its Condensed Consolidated Balance Sheet.

(2)	Upon adoption, the Company recognized lease liabilities of $2.32 billion on the Condensed Consolidated Balance Sheet, which were recorded with Current and Long-term lease liabilities.

(3)
Upon adoption, the Company recognized a cumulative adjustment of $63.7 million, net of tax, decreasing the opening balance of Retained earnings, related to right-of-use asset impairment charges for certain of the Company’s stores where it was previously determined that the carrying value of assets was not recoverable. This adjustment was partially offset by ($14.8) million, net of tax, of increases to retained earnings to recognize deferred gains resulting from real estate transactions.

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
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires companies to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The requirement of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact that adopting ASU 2016-13 will have on its condensed consolidated financial statements and notes thereto.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

and recognizes that amount as revenue over time in proportion to actual customer redemptions if the Company does not have a legal obligation to remit unredeemed gift cards to any jurisdiction as unclaimed property.
The Company recognizes revenue within the wholesale channel at the time title passes and risk of loss is transferred to customers, which is generally at the point of shipment of products but may occur upon receipt of the shipment by the customer in certain cases. Payment is generally due 30 to 90 days after shipment. Wholesale revenue is recorded net of estimates for returns, discounts, end-of-season markdowns, cooperative advertising allowances and other consideration provided to the customer. Discounts are based on contract terms with the customer, while cooperative advertising allowances and other consideration may be based on contract terms or negotiated on a case-by-case basis. Returns and markdowns generally require approval from the Company and are estimated based on historical trends, current season results and inventory positions at the wholesale locations, current market and economic conditions as well as, in select cases, contractual terms. The Company's historical estimates of these variable amounts have not differed materially from actual results.
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended September 28, 2019.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 28, 2019
Coach	$543.7	$159.2	$198.8	$64.2	$965.9
Kate Spade	231.9	12.3	42.2	19.1	305.5
Stuart Weitzman	46.7	19.4	5.4	15.0	86.5
Total	$822.3	$190.9	$246.4	$98.3	$1,357.9

Three Months Ended September 29, 2018
Coach	$544.6	$161.1	$190.9	$64.1	$960.7
Kate Spade	257.6	11.2	35.0	21.6	325.4
Stuart Weitzman	48.3	14.9	5.9	26.0	95.1
Total	$850.5	$187.2	$231.8	$111.7	$1,381.2

(1)	Greater China includes mainland China, Hong Kong, Macau and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(3)	Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of September 28, 2019 and June 29, 2019 was $31.6 million and $27.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 28, 2019, net sales of $4.5 million were recognized from amounts recorded as deferred revenue as of June 29, 2019. For the three months ended September 29, 2018, net sales of $3.0 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.
5. INTEGRATION
During the three months ended September 28, 2019, the Company incurred integration costs of $4.3 million. The charges recorded in Cost of sales for the three months ended September 28, 2019 were $4.1 million. Of the amount recorded to Cost of sales, $2.8 million was recorded in the Stuart Weitzman segment, $1.2 million was recorded in the Kate Spade segment and $0.1 million was recorded in the Coach segment. The charges recorded to SG&A expenses for the three months ended September 28, 2019 were $0.2 million. Of the amount recorded to SG&A expenses, $2.2 million was recorded within Corporate, a reduction of the expense of $2.4 million was recorded in the Stuart Weitzman segment, $0.3 million was recorded in the Coach segment and $0.1 million was recorded in the Kate Spade segment. Of the total costs of $4.3 million, $2.8 million were non-cash charges related to inventory-related charges, organization-related costs and purchase accounting adjustments.
The Company estimates that it will incur approximately $10-15 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2020.
During the three months ended September 29, 2018, the Company incurred integration costs of $19.5 million. The charges recorded in Cost of sales were $0.6 million. Of the amount recorded to Cost of sales, $2.0 million was recorded in the Coach segment and a reduction of expense of $1.4 million was recorded in the Kate Spade segment. The charges recorded in SG&A expenses were $18.9 million. Of the amount recorded to SG&A expenses, $11.5 million was recorded in the Stuart Weitzman segment, $4.0 million was recorded within Corporate and $3.4 million was recorded in the Kate Spade segment. Of the total costs of $19.5 million, $1.4 million were non-cash charges related to inventory, organization-related costs and asset write-offs.
Refer to Note 6, "Acquisitions," for more information.
A summary of the integration charges is as follows:

	Three Months Ended
	September 28, 2019	September 29, 2018
	(millions)
Purchase accounting adjustments(1)	$0.6	$2.0
Inventory-related charges(2)	3.6	(1.4)
Contractual payments(3)	—	7.1
Other(4)	0.1	11.8
Total	$4.3	$19.5

(1)	Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.

(2)	Inventory-related charges primarily relate to inventory reserves.

(3)	Contractual payments primarily relate to contract termination charges for the three months ended September 29, 2018.

(4)	Other primarily relates to share-based compensation, severance charges, professional fees and asset write-offs.

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
The purchase price allocation for these assets acquired and liabilities assumed is completed or substantially complete, however may be subject to change as additional information is obtained during the acquisition measurement period for the respective acquisitions. The pro forma results are not presented for these acquisitions as they are immaterial.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 29, 2019	$661.8	$640.4	$214.0	$1,516.2
Foreign exchange impact	(1.8)	(0.4)	(2.4)	(4.6)
Balance at September 28, 2019	$660.0	$640.0	$211.6	$1,511.6

Intangible Assets
Intangible assets consist of the following:

	September 28, 2019			June 29, 2019
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(25.8)	$74.7	$100.6	$(24.0)	$76.6
Favorable lease rights(1)	—	—	—	93.1	(34.6)	58.5
Total intangible assets subject to amortization	100.5	(25.8)	74.7	193.7	(58.6)	135.1
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	1,576.8	—	1,576.8
Total intangible assets	$1,677.3	$(25.8)	$1,651.5	$1,770.5	$(58.6)	$1,711.9

(1)	Refer to Note 3, "Recent Accounting Pronouncements," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As of September 28, 2019, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2020	$4.8
Fiscal 2021	6.5
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026 and thereafter	37.4
Total	$74.7

The expected amortization expense above reflects remaining useful lives ranging from approximately 10.6 to 12.8 years for customer relationships.
8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income	—	—	—	122.3	—	122.3
Other comprehensive income (loss)	—	—	—	—	(5.3)	(5.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	3.2	—	—	3.2
Share-based compensation	—	—	22.4	—	—	22.4
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	20.2	—	20.2
Balance at September 29, 2018	289.8	$2.9	$3,231.1	$163.7	$(88.1)	$3,309.6

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income	—	—	—	20.0	—	20.0
Other comprehensive income (loss)	—	—	—	—	(12.8)	(12.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	(14.4)	—	—	(14.4)
Share-based compensation	—	—	26.7	—	—	26.7
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($0.3375 per share)	—	—	—	(97.1)	—	(97.1)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	(48.9)	—	(48.9)
Balance at September 28, 2019	275.9	$2.8	$3,314.4	$(134.3)	$(96.0)	$3,086.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	3.6	—	(9.8)	—	(6.2)
Less: losses (income) reclassified from accumulated other comprehensive income to earnings	(0.9)	—	—	—	(0.9)
Net current-period other comprehensive income (loss)	4.5	—	(9.8)	—	(5.3)
Balances at September 29, 2018	$5.9	$—	$(95.1)	$1.1	$(88.1)

Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	2.1	—	(13.8)	—	(11.7)
Less: losses (income) reclassified from accumulated other comprehensive income to earnings	(0.6)	—	—	1.7	1.1
Net current-period other comprehensive income (loss)	2.7	—	(13.8)	(1.7)	(12.8)
Balances at September 28, 2019	$(1.8)	$(0.5)	$(93.7)	$—	$(96.0)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $0.8 million and ($1.6) million as of September 28, 2019 and September 29, 2018, respectively. The amounts reclassified from AOCI are net of tax of $0.2 million and $0.3 million as of September 28, 2019 and September 29, 2018, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balance at September 29, 2018 is net of tax of $0.6 million. There was no remaining balance at September 28, 2019.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

9. LEASES
The Company leases retail space, office space, warehouse facilities, distribution centers, storage space, machinery, equipment and certain other items under operating leases. The Company's leases have initial terms ranging from 1 to 20 years and may have renewal or early termination options ranging from 1 to 10 years. These leases may also include rent escalation clauses or lease incentives in the form of construction allowances and rent reduction. In determining the lease term used in the lease ROU asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees, and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. ASU 2016-02 requires the use of the implicit rate to determine the present value of lease payments. As the rate implicit in the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the lease term, currency, country, Company specific risk premium and adjustments for collateral.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Condensed Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
The Company acts as sublessor in certain leasing arrangements, primarily related to a sublease of a portion the Company's leased headquarters space. Fixed sublease payments received are recognized on a straight-line basis over the sublease term.
ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of September 28, 2019:

	September 28, 2019	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$2,057.1	Operating lease right-of-use assets
Finance leases	3.8	Property and equipment, net
Total lease assets	$2,060.9
Liabilities:
Operating leases:
Current lease liabilities	$328.9	Current lease liabilities
Long-term lease liabilities	1,965.4	Long-term lease liabilities
Total operating lease liabilities	$2,294.3
Finance leases:
Current lease liabilities	$0.8	Accrued liabilities
Long-term lease liabilities	5.1	Other liabilities
Total finance lease liabilities	$5.9

Total lease liabilities	$2,300.2

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended September 28, 2019:

Three Months Ended
September 28, 2019
(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2
Interest on lease liabilities(1)	0.2
Total finance lease cost	0.4
Operating lease cost	111.8
Short-term lease cost	1.7
Variable lease cost(2)	51.0
Operating lease right-of-use impairment	35.8
Less: sublease income	(5.4)
Total net lease cost	$195.3

(1)	Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.

(2)	For the three months ended September 28, 2019, $0.7 million of variable lease cost is recorded within Cost of sales within the Company's Condensed Consolidated Statement of Operations.
The following table summarizes certain cash flow information related to the Company's leases for the three months ended September 28, 2019:

Three Months Ended
September 28, 2019
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102.7
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	0.2
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	65.0
Right-of-use assets obtained in exchange for finance lease liabilities	—

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a maturity analysis of the Company's lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 28, 2019:

	September 28, 2019
	Operating Leases	Finance Leases	Total
	(millions)
Remainder of Fiscal 2020	$301.3	$1.1	$302.4
Fiscal 2021	387.9	1.4	389.3
Fiscal 2022	350.4	1.4	351.8
Fiscal 2023	307.7	1.4	309.1
Fiscal 2024	261.5	1.4	262.9
Fiscal 2025 and thereafter	1,158.8	1.3	1,160.1
Total lease payments	2,767.6	8.0	2,775.6
Less: interest	473.3	2.1	475.4
Total lease liabilities	$2,294.3	$5.9	$2,300.2

The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of September 28, 2019 are as follows:

September 28, 2019
(millions)
Remainder of Fiscal 2020	$16.1
Fiscal 2021	21.1
Fiscal 2022	20.1
Fiscal 2023	16.0
Fiscal 2024	15.5
Fiscal 2025 and thereafter	187.5
Total sublease income	$276.3

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Condensed Consolidated Balance Sheet as of September 28, 2019:

September 28, 2019
Weighted average remaining lease term (years):
Operating leases	8.95
Finance leases	5.67
Weighted average discount rate:
Operating leases	3.7%
Finance leases	11.3%

Additionally, the Company had approximately $30 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of September 28, 2019.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 28, 2019	September 29, 2018
	(millions, except per share data)
Net income	$20.0	$122.3

Weighted-average basic shares	284.4	288.8
Dilutive securities:
Effect of dilutive securities	1.3	3.2
Weighted-average diluted shares	285.7	292.0

Net income per share:
Basic	$0.07	$0.42
Diluted	$0.07	$0.42

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 28, 2019 and September 29, 2018, there were 12.9 million and 5.3 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 28, 2019(1)	September 29, 2018(1)
	(millions)
Share-based compensation expense	$26.8	$22.4
Income tax benefit related to share-based compensation expense	5.4	4.2

(1)
During the three months ended September 28, 2019 and September 29, 2018, the Company incurred $9.7 million and $0.4 million of share-based compensation expense related to its organization-related and integration activities, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
A summary of stock option activity during the three months ended September 28, 2019 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 29, 2019	12.4
Granted	5.1
Exercised	—
Forfeited or expired	(0.2)
Outstanding at September 28, 2019	17.3

The weighted-average grant-date fair value of options granted during the three months ended September 28, 2019 and September 29, 2018 was $3.71 and $11.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 28, 2019	September 29, 2018
Expected term (years)	5.1	5.1
Expected volatility	37.5%	28.9%
Risk-free interest rate	1.5%	2.8%
Dividend yield	6.4%	2.6%

Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 28, 2019 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 29, 2019	3.3
Granted	3.7
Vested	(1.2)
Forfeited	(0.2)
Non-vested at September 28, 2019	5.6

The weighted-average grant-date fair value of share awards granted during the three months ended September 28, 2019 and September 29, 2018 was $21.26 and $51.31, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 28, 2019 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 29, 2019	0.9
Granted	0.5
Change due to performance condition achievement	—
Vested	(0.3)
Forfeited	—
Non-vested at September 28, 2019	1.1

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 28, 2019 and September 29, 2018 was $21.10 and $51.36, respectively.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 28, 2019	June 29, 2019
	(millions)
Current debt:
Capital lease obligations	$—	$0.8
Total current debt	$—	$0.8

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.5	11.4
Capital lease obligations(1)	—	5.3
Total long-term debt	1,611.5	1,616.7
Less: Unamortized discount and debt issuance costs on Senior Notes	(14.2)	(14.8)
Total long-term debt, net	$1,597.3	$1,601.9

(1)	Refer to Note 3, "Recent Accounting Pronouncements," for further information.
During the three months ended September 28, 2019 and September 29, 2018, the Company recognized interest expense related to its debt of $16.8 million and $16.8 million, respectively.
Revolving Credit Facility
On May 30, 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of September 28, 2019.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
On October 24, 2019, the Company refinanced and replaced its existing $900.0 million Revolving Credit Facility with a new $900.0 million revolving credit facility (the "New Revolving Credit Facility"). The New Revolving Credit Facility has a maturity date of October 24, 2024 and redefines certain terms within the existing Revolving Credit Facility as a result of the adoption of ASU No. 2016-02. Refer to Note 17, "Subsequent Event", for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
At September 28, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $627.3 million, $402.2 million, and $610.2 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At June 29, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $629.6 million, $398.6 million and $605.5 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.5 million and $11.4 million as of September 28, 2019 and June 29, 2019, respectively, to the other partner of the Kate Spade Joint Ventures, to be paid in fiscal 2021.
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 28, 2019 and June 29, 2019:

	Level 1		Level 2
	September 28, 2019	June 29, 2019	September 28, 2019	June 29, 2019
	(millions)
Assets:
Cash equivalents(1)	$137.7	$454.3	$0.3	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	9.0	17.9
Government securities - U.S.(2)	103.4	102.6	—	—
Corporate debt securities - U.S.(2)	—	—	109.3	95.8
Corporate debt securities - non U.S.(2)	—	—	31.8	37.3
Other	—	—	12.2	10.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	4.0	1.1
Intercompany loan and payable hedges(3)	—	—	0.1	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	5.9	4.9
Intercompany loan and payable hedges(3)	—	—	0.7	0.1

(1)
Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short-term maturity, management believes that their carrying value approximates fair value.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

When the Company evaluates its long-lived assets for impairment, the assessment is performed for the related asset group that represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. This determination requires a significant amount of judgment, and is dependent on the Company's overall operating strategy. The Company historically grouped select flagship locations with other stores located within the geographic area surrounding the flagship store as the Company believed the assets of the related group benefited from the Company's investments in the flagship location. Beginning in fiscal 2020, the Company began to (i) evaluate select flagship store closures across all brands, (ii) be more selective about new store openings as it focuses on store productivity and (iii) invest more significantly in growing its digital business and capabilities. Following this shift in strategy, during the quarter ended September 28, 2019, the Company determined for these certain flagship locations that the individual store represents the lowest level of independent identifiable cash flows.
As a result, the Company identified impairment indicators at certain flagship store locations and recorded lease ROU assets and property and equipment asset impairment charges. The fair value of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions. The Company recorded $39.8 million of impairment charges during the first quarter of fiscal 2020 to reduce the carrying amount of certain store assets within property and equipment, net to their fair values of $10.1 million as of September 28, 2019. The Company recorded $35.8 million of impairment charges during the first quarter of fiscal 2020 to reduce the carrying amount of certain operating lease right-of-use assets to their fair values of $119.3 million as of September 28, 2019.
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019:

	September 28, 2019			June 29, 2019
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$9.0	$—	$9.0	$17.9	$—	$17.9
Government securities - U.S.(2)	103.4	—	103.4	102.6	—	102.6
Corporate debt securities - U.S.(2)	109.3	—	109.3	95.8	—	95.8
Corporate debt securities - non-U.S.(2)	31.8	—	31.8	37.3	—	37.3
Available-for-sale investments, total	$253.5	$—	$253.5	$253.6	$—	$253.6
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	12.2	0.1	12.3	10.4	0.1	10.5
Total Investments	$266.3	$0.1	$266.4	$264.6	$0.1	$264.7

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of September 28, 2019 have maturity dates between calendar years 2019 and 2020 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended September 28, 2019 and June 29, 2019.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $33.7 million and $34.5 million outstanding at September 28, 2019 and June 29, 2019, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Other
The Company had other contractual cash obligations as of September 28, 2019 related to debt repayments. Refer to Note 12, "Debt," for further information.
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

•
Stuart Weitzman - Includes global sales of Stuart Weitzman brand products to customers primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment.
The following table summarizes segment performance for the three months ended September 28, 2019 and September 29, 2018:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended September 28, 2019
Net sales	$965.9	$305.5	$86.5	$—	$1,357.9
Gross profit	677.6	191.5	45.4	—	914.5
Operating income (loss)	199.5	(7.2)	(19.3)	(121.4)	51.6
Income (loss) before provision for income taxes	199.5	(7.2)	(19.3)	(146.4)	26.6
Depreciation and amortization expense(2)	50.1	27.3	13.5	13.2	104.1
Additions to long-lived assets(3)	24.6	25.1	17.0	5.2	71.9

Three Months Ended September 29, 2018
Net sales	$960.7	$325.4	$95.1	$—	$1,381.2
Gross profit	679.7	207.7	47.7	—	935.1
Operating income (loss)	235.1	44.7	(17.7)	(99.8)	162.3
Income (loss) before provision for income taxes	235.1	44.7	(17.7)	(117.5)	144.6
Depreciation and amortization expense(2)	33.5	12.6	4.2	11.1	61.4
Additions to long-lived assets(3)	17.3	19.7	1.6	16.6	55.2

(1)
Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.

(2)
Depreciation and amortization expense includes $0.1 million and $0.4 million of integration costs recorded within the Kate Spade segment for the three months ended September 28, 2019 and September 29, 2018, respectively. Depreciation and amortization expense includes impairment charges of $19.5 million for Coach, $12.0 million for Kate Spade and $8.3 million for Stuart Weitzman for the three months ended September 28, 2019. Refer to Note 13, "Fair Value Measurements," for further

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(3)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which include a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

17. SUBSEQUENT EVENT
On October 24, 2019, the Company refinanced and replaced its existing $900.0 million Revolving Credit Facility with a new $900.0 million revolving credit facility (the "New Revolving Credit Facility"). The New Revolving Credit Facility has a maturity date of October 24, 2024 and redefines certain terms within the existing Revolving Credit Facility as a result of the adoption of ASU 2016-02.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read together with the Company's condensed consolidated financial statements and notes to those financial statements included elsewhere in this document. When used herein, the terms "the Company," "Tapestry," "we," "us" and "our" refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Stuart Weitzman," "Kate Spade" or "kate spade new york" refer only to the referenced brand.
EXECUTIVE OVERVIEW
Tapestry is a leading New York-based house of modern luxury accessories and lifestyle brands. Tapestry is powered by optimism, innovation and inclusivity. Our brands are approachable and inviting and create joy every day for people around the world. Defined by quality, craftsmanship and creativity, our house of brands gives global audiences the opportunity for exploration and self-expression. Tapestry is comprised of the Coach, Kate Spade and Stuart Weitzman brands, all of which have been part of the American landscape for over 25 years.
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

•
Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily to customers through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.

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
Fiscal 2020 Strategic Initiatives
The company continues to focus on execution in fiscal 2020. Specifically, in fiscal 2020, the Company intends to:
•Ignite brand growth driven by innovation
•Drive global growth, with a focus on maximizing opportunities with the Chinese consumer
•Invest in our digital and data analytic capabilities
•Harness the benefit of the multi-brand structure
Recent Developments
ERP Implementation
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting, a point-of-sale system for Coach in North America as well as a human resource information system for Corporate, Coach and Stuart Weitzman employees. During the second quarter of fiscal 2019, the Company deployed global finance and accounting systems for Corporate, Coach and Stuart Weitzman. During the third quarter of fiscal 2019, the Company deployed global finance, accounting, supply chain and human resource information systems for Kate Spade. During the first quarter of fiscal 2020, the Company deployed the supply chain functions for Coach and Stuart Weitzman. With this deployment, the ERP Implementation is now substantially completed.
Stuart Weitzman Production Challenges
During fiscal 2018, Stuart Weitzman results were negatively impacted by supply chain operational challenges including production delays, as the brand was not prepared for the level of complexity and new development as it transitioned to a new creative vision. The trailing impacts of these operational challenges continued to negatively impact Stuart Weitzman results in fiscal 2019 and in fiscal 2020, including a reduction in wholesale demand at Stuart Weitzman. The Company continues to address these challenges through investment in talent, operational process improvements, and a focus on the fashion sensibility of the core design aesthetic.

Integration
During fiscal 2019, the Company acquired certain distributors for the Kate Spade and Stuart Weitzman brands. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result of these acquisitions, the Company incurred charges related to the integration of the businesses. These charges are primarily associated with organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments. The Company currently estimates that it will incur approximately $10-15 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2020.
Refer to Note 5, "Integration," Note 6, "Acquisitions," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.
Change in Chief Executive Officer
On September 4, 2019, the Company announced that Victor Luis departed as the Company’s Chief Executive Officer and resigned from the Board of Directors, effective as of September 3, 2019. On September 4, 2019, the Company named Jide Zeitlin, Chairman of the Board of Directors, as the Company’s Chief Executive Officer. In connection with Mr. Luis’s departure, the Company and Mr. Luis entered into a separation and mutual release agreement.
Impairment
During the first quarter of fiscal 2020, the Company recorded $75.6 million of impairment charges related to store assets, including the lease assets recorded in connection with the adoption of the new lease accounting standard. Refer to Note 13, "Fair Value Measurements," and Note 16, "Segment Information," for further information.
Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
Global consumer retail traffic trends remain under pressure. This, along with other factors, has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. Further declines in traffic could result in impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that global expansion has declined significantly in the last year and remains weak. These organizations expect continued softening of the growth rates in the United States and China, and also observed challenging economic growth across markets around the globe recently. Furthermore, there are factors noted that may further pressure the economic growth levels currently anticipated. As a result, the current global outlook remains uncertain. It is still too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislations will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains, including currency devaluation, due to political uncertainty and potential changes to international trade agreements. During the first quarter of 2020, Hong Kong has been the subject of worsening political unrest, as demonstrated through ongoing public demonstrations and protests, which has impacted and is expected to continue to impact our business. Furthermore, during fiscal 2019 and continuing into fiscal 2020, the Trump Administration and China have both imposed new tariffs on the importation of certain product categories into the respective country. We expect these changes to have a modest impact on gross margin in fiscal 2020. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
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
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting a 2 year negotiation period with the E.U., which has since been extended. In March 2018, the U.K. and E.U. announced an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. until December 2020. This transitional period is subject to the successful conclusion of a final withdrawal agreement between the parties and its ratification by U.K. parliament. The E.U. have agreed to grant a further extension to delay the date of Brexit until January 31, 2020. In the absence of a withdrawal agreement, a "hard" Brexit will occur, resulting in increased legal and regulatory complexities and divergent laws between the U.K. and the E.U.

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

FIRST QUARTER FISCAL 2020 COMPARED TO FIRST QUARTER FISCAL 2019
The following table summarizes results of operations for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 28, 2019		September 29, 2018		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,357.9	100.0%	$1,381.2	100.0%	$(23.3)	(1.7)%
Gross profit	914.5	67.3	935.1	67.7	(20.6)	(2.2)
SG&A expenses	862.9	63.5	772.8	56.0	90.1	11.6
Operating income	51.6	3.8	162.3	11.7	(110.7)	(68.2)
Interest expense, net	12.3	0.9	13.1	0.9	(0.8)	(6.1)
Other expense (income)	12.7	0.9	4.6	0.3	8.1	NM
Provision for income taxes	6.6	0.5	22.3	1.6	(15.7)	(70.5)
Net income	20.0	1.5	122.3	8.9	(102.3)	(83.6)
Net income per share:
Basic	$0.07		$0.42		$(0.35)	(83.4)%
Diluted	$0.07		$0.42		$(0.35)	(83.3)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2020 and fiscal 2019 reflect the costs attributable to the ERP system implementation efforts, organization-related, integration and acquisition costs and impairment charges as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Quarter Fiscal 2020 Items

	Three Months Ended September 28, 2019
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	677.6	—	(0.1)	—	677.7
Kate Spade	191.5	—	(1.2)	—	192.7
Stuart Weitzman	45.4	—	(2.8)	—	48.2
Gross profit(1)	$914.5	$—	$(4.1)	$—	$918.6

Coach	478.1	—	0.3	41.5	436.3
Kate Spade	198.7	—	0.1	25.2	173.4
Stuart Weitzman	64.7	—	(2.4)	8.9	58.2
Corporate	121.4	14.5	22.7	—	84.2
SG&A expenses	$862.9	$14.5	$20.7	$75.6	$752.1

Coach	199.5	—	(0.4)	(41.5)	241.4
Kate Spade	(7.2)	—	(1.3)	(25.2)	19.3
Stuart Weitzman	(19.3)	—	(0.4)	(8.9)	(10.0)
Corporate	(121.4)	(14.5)	(22.7)	—	(84.2)
Operating income (loss)	$51.6	$(14.5)	$(24.8)	$(75.6)	$166.5

Provision for income taxes	6.6	(3.5)	(5.4)	(12.1)	27.6
Net income	$20.0	$(11.0)	$(19.4)	$(63.5)	$113.9
Net income per diluted common share	$0.07	$(0.04)	$(0.07)	$(0.22)	$0.40

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first quarter of fiscal 2020 the Company incurred charges as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Organization-related and Integration costs - Total charges represent organization-related costs as a result of the departure of the Company's CEO in September 2019 and integration costs related to inventory and share-based compensation. Refer to the "Executive Overview" herein for information regarding CEO departure and Note 5, "Integration," for more information regarding integration costs.

•	Impairment - Total charges are primarily due to impairment charges on property and equipment assets and lease ROU assets. Refer to the Note 13, "Fair Value Measurements," for further information.
These actions taken together increased the Company's SG&A expenses by $110.8 million, Cost of sales by $4.1 million and reduced Provision for income taxes by $21.0 million, negatively impacting Net income by $93.9 million or $0.33 per diluted share.

First Quarter Fiscal 2019 Items

	Three Months Ended September 29, 2018
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	679.7	—	(2.0)	681.7
Kate Spade	207.7	—	1.4	206.3
Stuart Weitzman	47.7	—	—	47.7
Gross profit(1)	$935.1	$—	$(0.6)	$935.7

SG&A expenses
Coach	444.6	—	—	444.6
Kate Spade	163.0	—	3.4	159.6
Stuart Weitzman	65.4	—	11.5	53.9
Corporate	99.8	4.0	4.0	91.8
SG&A expenses	$772.8	$4.0	$18.9	$749.9

Operating income (loss)
Coach	235.1	—	(2.0)	237.1
Kate Spade	44.7	—	(2.0)	46.7
Stuart Weitzman	(17.7)	—	(11.5)	(6.2)
Corporate	(99.8)	(4.0)	(4.0)	(91.8)
Operating income (loss)	$162.3	$(4.0)	$(19.5)	$185.8

Provision for income taxes	22.3	(1.0)	(3.2)	26.5
Net income	$122.3	$(3.0)	$(16.3)	$141.6
Net income per diluted common share	$0.42	$(0.01)	$(0.05)	$0.48

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first quarter of fiscal 2019, the Company incurred the following:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•	Integration & Acquisition - Total charges represent integration and acquisition costs related to contract termination charges, professional fees and limited life purchase accounting adjustments.
Refer to the "Executive Overview" herein and Note 5, "Integration," for more information.
These actions taken together increased SG&A expenses by $22.9 million and increased Cost of sales by $0.6 million, negatively impacting Net income by $19.3 million or $0.06 per diluted share.
Tapestry, Inc. Summary – First Quarter of Fiscal 2020
Currency Fluctuation Effects
The change in net sales and gross margin for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 has been presented both including and excluding currency fluctuation effects.

Net Sales
Net sales in the first quarter of fiscal 2020 decreased 1.7% or $23.3 million to $1.36 billion. Excluding the effects of foreign currency, net sales decreased by 1.4% or $19.8 million. Excluding the effects of foreign currency, the net sales decrease was driven by Kate Spade and Stuart Weitzman, partially offset by an increase in Coach.
Gross Profit
Gross profit decreased 2.2% or $20.6 million to $914.5 million in the first quarter of fiscal 2020 from $935.1 million in the first quarter of fiscal 2019. Gross margin for the first quarter of fiscal 2020 was 67.3% as compared to 67.7% in the first quarter of fiscal 2019. Excluding non-GAAP charges of $4.1 million and $0.6 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit decreased 1.8% or $17.1 million to $918.6 million in the first quarter of fiscal 2020, and gross margin decreased 20 basis points 67.6% from 67.8% in the first quarter of fiscal 2019. This decrease in gross profit was driven by a decrease in Kate Spade of $13.6 million and Coach of $4.0 million, partially offset by an increase in Stuart Weitzman of $0.5 million.
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
SG&A expenses increased 11.6% or $90.1 million to $862.9 million in the first quarter of fiscal 2020 as compared to $772.8 million in the first quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 63.5% during the first quarter of fiscal 2020 as compared to 56.0% during the first quarter of fiscal 2019. Excluding non-GAAP charges of $110.8 million and $22.9 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 0.3% or $2.2 million to $752.1 million from the first quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 55.4% in the first quarter of fiscal 2020 from 54.3% in the first quarter of fiscal 2019. This increase was primarily due to increases in Kate Spade of $13.8 million and Stuart Weitzman of $4.3 million, partially offset by a decrease in Coach of $8.3 million and Corporate expenses of $7.6 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 21.5% or $21.6 million to $121.4 million in the first quarter of fiscal 2020 as compared to $99.8 million in the first quarter of fiscal 2019. Excluding non-GAAP charges of $37.2 million and $8.0 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 8.3% or $7.6 million to $84.2 million in the first quarter of fiscal 2020 as compared to $91.8 million in the first quarter of fiscal 2019. This decrease in SG&A expenses was primarily driven by the reversal of an accrual related to estimated contingent acquisition payments and lower compensation expenses.
Operating Income
Operating income decreased 68.2% or $110.7 million to $51.6 million in the first quarter of fiscal 2020 as compared to $162.3 million in the first quarter of fiscal 2019. Operating margin was 3.8% in the first quarter of fiscal 2020 as compared to 11.7% in the first quarter of fiscal 2019. Excluding non-GAAP charges of $114.9 million and $23.5 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, operating income decreased 10.3% or $19.3 million to $166.5 million from $185.8 million in the first quarter of fiscal 2019; and operating margin decreased 110 basis points to 12.3% in the first quarter of fiscal 2020 as compared to 13.4% in the first quarter of fiscal 2019. The decrease in operating income was primarily driven by decreases within Kate Spade of $27.4 million and Stuart Weitzman of $3.8 million, partially offset by a decrease in Corporate expenses of $7.6 million and increases within Coach of $4.3 million.
Interest Expense, net
Interest expense, net decreased 6.1% or $0.8 million to $12.3 million in the first quarter of fiscal 2020 as compared to $13.1 million in the first quarter of fiscal 2019.
Other Expense (Income)
Other expense increased $8.1 million to $12.7 million in the first quarter of fiscal 2020 as compared to $4.6 million in the first quarter of fiscal 2019. The increase in other expense is related to an increase in foreign exchange loss.
Provision for Income Taxes
The effective tax rate was 24.8% in the first quarter of fiscal 2020 as compared to 15.5% in the first quarter of fiscal 2019. Excluding non-GAAP charges, the effective tax rate was 19.6% in the first quarter of 2020 as compared to 15.8% in the first quarter of fiscal 2019. The increase in our effective tax rate was primarily attributable to excess tax shortfall related to the vesting of equity compensation awards during the period, partially offset by the geographic mix of earnings.

Net Income
Net income decreased $102.3 million to $20.0 million in the first quarter of fiscal 2020 as compared to $122.3 million in the first quarter of fiscal 2019. Excluding non-GAAP charges, net income decreased 19.6% or $27.7 million to $113.9 million in the first quarter of fiscal 2020 as compared to $141.6 million in the first quarter of fiscal 2019. This decrease was primarily due to lower operating income and higher other expense.
Net Income per Share
Net income per diluted share decreased to $0.07 in the first quarter of fiscal 2020 as compared to $0.42 in the first quarter of fiscal 2019. Excluding non-GAAP charges, net income per diluted share decreased 17.8% or $0.08 to $0.40 in the first quarter of fiscal 2020 from $0.48 in the first quarter of fiscal 2019. This decrease was primarily due to lower net income, partially offset by lower shares outstanding due to share repurchases.
Segment Performance - First Quarter of Fiscal 2020
The following tables summarize results of operations by reportable segment for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	September 28, 2019		September 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$965.9	100.0%	$960.7	100.0%	$5.2	0.5%
Gross profit	677.6	70.1	679.7	70.8	(2.1)	(0.3)
SG&A expenses	478.1	49.5	444.6	46.3	33.5	7.5
Operating income	199.5	20.7	235.1	24.5	(35.6)	(15.2)
Coach Net Sales increased 0.5% or $5.2 million to $965.9 million in the first quarter of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales increased 0.8% or $8.1 million. Comparable store sales increased by $9.9 million or approximately 1% as compared to the first quarter of fiscal 2019, including a benefit of approximately 1% driven by an increase in global e-commerce. The increase in comparable store sales was primarily led by increases in Other Asia, including Japan, mainland China and Europe, primarily driven by conversion. Comparable store sales were negatively impacted by approximately 100 basis points due to Hong Kong protests. Non-comparable store sales increased $3.9 million primarily due to increases in Greater China and North America, partially offset by declines in Other Asia. These increases were partially offset by declines of $5.3 million in wholesale sales.
Coach Gross Profit decreased 0.3% or $2.1 million to $677.6 million in the first quarter of fiscal 2020 from $679.7 million in the first quarter of fiscal 2019. Gross margin decreased 70 basis points to 70.1% in the first quarter of fiscal 2020 from 70.8% in the first quarter of fiscal 2019. Excluding non-GAAP adjustments of $0.1 million and $2.0 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, gross profit decreased 0.6% or $4.0 million to $677.7 million from $681.7 million in the first quarter of fiscal 2019, and gross margin decreased 80 basis points to 70.2% from 71.0% in the first quarter of fiscal 2019. Excluding the impact of foreign currency in both periods, gross margin decreased 30 basis points.
Coach SG&A Expenses increased 7.5% or $33.5 million to $478.1 million in the first quarter of fiscal 2020 as compared to $444.6 million in the first quarter of fiscal 2019. SG&A expenses as a percentage of net sales increased to 49.5% during the first quarter of fiscal 2020 as compared to 46.3% during the first quarter of fiscal 2019. Excluding non-GAAP charges of $41.8 million first quarter of fiscal 2020, SG&A expenses decreased 1.9% or $8.3 million to $436.3 million during the first quarter of fiscal 2020; and SG&A expenses as a percentage of net sales decreased, to 45.2% in the first quarter of fiscal 2020 from 46.3% in the first quarter of fiscal 2019. The decrease of $8.3 million was primarily due to timing of store-related and marketing expenses.
Coach Operating Income decreased 15.2% or $35.6 million to $199.5 million in the first quarter of fiscal 2020, resulting in an operating margin of 20.7%, as compared to $235.1 million and 24.5%, respectively, in the first quarter of fiscal 2019. Excluding non-GAAP charges, Coach operating income increased 1.8% or $4.3 million to $241.4 million from $237.1 million in the first quarter of fiscal 2019; and operating margin was 25.0% in the first quarter of fiscal 2020 as compared to 24.7% in the first quarter of fiscal 2019. The increase in operating income was primarily due to lower SG&A expenses partially offset by lower gross profit.

Kate Spade

	Three Months Ended
	September 28, 2019		September 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$305.5	100.0%	$325.4	100.0%	$(19.9)	(6.1)%
Gross profit	191.5	62.7	207.7	63.8	(16.2)	(7.8)
SG&A expenses	198.7	65.0	163.0	50.1	35.7	21.9
Operating (loss) income	(7.2)	(2.4)	44.7	13.7	(51.9)	NM
Kate Spade Net Sales decreased 6.1% or $19.9 million to $305.5 million in the first quarter of fiscal 2020. Excluding the favorable impact of foreign currency, net sales decreased 6.3% or $20.4 million. Comparable store sales decreased by $40.8 million or approximately 16% as compared to the first quarter of fiscal 2019, including a negative impact of approximately 2% in global e-commerce. This decrease was primarily due to a decline in traffic in North America. This was partially offset by an increase in non-comparable store sales of $15.5 million primarily related to new store openings and the direct ownership of the businesses in Australia, Singapore and Malaysia.
Kate Spade Gross Profit decreased 7.8% or $16.2 million to $191.5 million in the first quarter of fiscal 2020 from $207.7 million in the first quarter of fiscal 2019. Gross margin decreased 110 basis points to 62.7% in the first quarter of fiscal 2020 from 63.8% in the first quarter of fiscal 2019. Excluding non-GAAP adjustments of $1.2 million and $(1.4) million in the first quarter of fiscal 2020 and fiscal 2019, respectively, gross profit decreased 6.6% or $13.6 million to $192.7 million from $206.3 million in the first quarter of fiscal 2019, and gross margin decreased 30 basis points to 63.1% from 63.4% in the first quarter of fiscal 2019.
Kate Spade SG&A Expenses increased 21.9% or $35.7 million to $198.7 million in the first quarter of fiscal 2020 as compared to $163.0 million in the first quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 65.0% during the first quarter of fiscal 2020 as compared to 50.1% during the first quarter of fiscal 2019. Excluding non-GAAP charges of $25.3 million and $3.4 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 8.7% or $13.8 million to $173.4 million during the first quarter of fiscal 2020; and SG&A expenses as a percentage of net sales increased, to 56.7% in the first quarter of fiscal 2020 from 49.0% in the first quarter of fiscal 2019. The increase of $13.8 million was due to new store openings and increased marketing expenses.
Kate Spade Operating Income decreased $51.9 million to an operating loss of $7.2 million in the first quarter of fiscal 2020, resulting in an operating margin of (2.4)%, as compared to an operating income of $44.7 million and operating margin of 13.7% in the first quarter of fiscal 2019. Excluding non-GAAP charges, Kate Spade operating income decreased 58.7% or $27.4 million to $19.3 million from $46.7 million in the first quarter of fiscal 2019; and operating margin was 6.3% in the first quarter of fiscal 2020 as compared to 14.4% in the first quarter of fiscal 2019. The decrease in operating income was due to higher SG&A expenses and lower gross profit.
Stuart Weitzman

	Three Months Ended
	September 28, 2019		September 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$86.5	100.0%	$95.1	100.0%	$(8.6)	(9.0)%
Gross profit	45.4	52.5	47.7	50.2	(2.3)	(4.8)
SG&A expenses	64.7	74.8	65.4	68.8	(0.7)	(1.2)
Operating loss	(19.3)	(22.2)	(17.7)	(18.6)	(1.6)	(8.6)
Stuart Weitzman Net Sales decreased 9.0% or $8.6 million to $86.5 million in the first quarter of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales decreased 7.9% or $7.5 million. This decrease was primarily due to a decline in wholesale sales of $19.5 million primarily due a decline in wholesale demand attributable to trailing impacts of the supply chain operational challenges. This is partially offset by an increase of $12.0 million in the retail business, primarily attributable to new store openings in Greater China and the direct ownership of the business in Australia.

Stuart Weitzman Gross Profit decreased 4.8% or $2.3 million to $45.4 million during the first quarter of fiscal 2020 from $47.7 million in the first quarter of fiscal 2019. Gross margin increased 230 basis points to 52.5% in the first quarter of fiscal 2020 from 50.2% in the first quarter of fiscal 2019. Excluding non-GAAP charges of $2.8 million in the first quarter of fiscal 2020, Stuart Weitzman gross profit increased 1.0% or $0.5 million to $48.2 million from $47.7 million in the first quarter of fiscal 2019, and gross margin increased 550 basis points to 55.7% from 50.2% in the first quarter of fiscal 2019. Excluding the impact of foreign currency, gross margin increased 420 basis points primarily due to favorable channel mix.
Stuart Weitzman SG&A Expenses decreased 1.2% or $0.7 million to $64.7 million in the first quarter of fiscal 2020 as compared to $65.4 million in the first quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 74.8% during the first quarter of fiscal 2020 as compared to 68.8% during the first quarter of fiscal 2019. Excluding non-GAAP charges of $6.5 million and $11.5 million in the first quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 7.8% or $4.3 million to $58.2 million during the first quarter of fiscal 2020 from $53.9 million during the first quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 67.2% in the first quarter of fiscal 2020 from 56.8% in the first quarter of fiscal 2019. The increase of $4.3 million was primarily due to new store openings in Greater China and direct ownership of the business in Australia, partially offset by a reduction in wholesale selling expenses and headquarters compensation.
Stuart Weitzman Operating Loss increased 8.6% or $1.6 million to $19.3 million in the first quarter of fiscal 2020, resulting in an operating margin of (22.2)%, as compared to an operating loss of $17.7 million and operating margin of (18.6)% in the first quarter of fiscal 2019. Excluding non-GAAP charges, Stuart Weitzman operating loss increased 59.6% or $3.8 million to $10.0 million from an operating loss of $6.2 million in the first quarter of fiscal 2019; and operating margin was (11.5)% in the first quarter of fiscal 2020 as compared to (6.6)% in the first quarter of fiscal 2019. This increase was due to higher SG&A expenses partially offset by a higher gross profit.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2020 and fiscal 2019 reflect certain items, including the impact of the ERP Implementation, Organization-related and Integration and Acquisition costs in fiscal 2020 and fiscal 2019 and Impairment charges in fiscal 2020. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Comparable store sales reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales have not been adjusted for store expansions.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	September 28, 2019	September 29, 2018	Change
	(millions)

Net cash provided by (used in) operating activities	$5.7	$(19.1)	$24.8
Net cash used in investing activities	(73.6)	(223.0)	149.4
Net cash used in financing activities	(377.4)	(94.3)	(283.1)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(2.3)	0.5
Net decrease in cash and cash equivalents	$(447.1)	$(338.7)	$(108.4)
The Company’s cash and cash equivalents decreased by $447.1 million in the first three months ended of fiscal 2020 as compared to a decrease of $338.7 million in the first three months ended of fiscal 2019, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities increased $24.8 million due to changes in operating assets and liabilities of $92.6 million and higher non-cash adjustments of $34.5 million, partially offset by lower net income of $102.3 million.
The $92.6 million increase in changes in operating asset and liability balances was primarily driven by the following:

•
Other assets were a use of cash of $17.9 million in the first three months ended of fiscal 2020 compared to a use of cash of $81.7 million in the first three months ended of fiscal 2019, primarily related to the timing of tax payments.

•
Accrued liabilities were a use of cash of $14.1 million in the first three months ended of fiscal 2020 as compared to a use of cash of $65.7 million in the first three months ended of fiscal 2019, primarily driven by the timing of payments related to share repurchases.

•
Inventories were a use of cash of $116.7 million in the first three months ended of fiscal 2020 compared to a use of cash of $150.7 million in the first three months ended of fiscal 2019, primarily driven by lower in-transit inventory and decreased inventory purchases for Kate Spade.

•
Accounts payable was a source of cash of $37.1 million in the first three months ended of fiscal 2020 as compared to a source of cash of $23.4 million in the first three months ended of fiscal 2019, primarily driven by the timing of inventory payments for Coach and decreased inventory purchases for Kate Spade.

•
Accounts receivable were a use of cash of $38.1 million in the first three months ended of fiscal 2020 compared to a source of cash of $25.5 million in the first three months ended of fiscal 2019, primarily driven by timing of wholesale shipments.

Net cash used in investing activities
Net cash used in investing activities in the first three months ended of fiscal 2020 was $73.6 million as compared to a use of cash of $223.0 million in the first three months ended of fiscal 2019, resulting in a $149.4 million decrease in net cash used in investing activities.
The $73.6 million use of cash in the first three months ended of fiscal 2020 is primarily due to capital expenditures of $71.9 million.
The $223.0 million use of cash in the first three months ended of fiscal 2019 is primarily due net cash used for purchases, maturities and sales of investments of $152.1 million in the first three months ended of fiscal 2019 and capital expenditures of $55.2 million.
Net cash used in financing activities
Net cash used in financing activities was $377.4 million in the first three months ended of fiscal 2020 as compared to a use of cash of $94.3 million in the first three months ended of fiscal 2019, resulting in a net decrease in cash of $283.1 million.
The $377.4 million of cash used in the first three months ended of fiscal 2020 was primarily due to repurchases of common stock of 267.0 million and dividend payments of $96.8 million.

The $94.3 million use of cash in the first three months ended of fiscal 2019 was primarily due to dividend payments of $97.2 million.
Working Capital and Capital Expenditures
As of September 28, 2019, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$522.1	$—	$522.1
Short-term investments(1)	266.3	—	266.3
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,288.4	$1,600.0	$1,688.4

(1)
As of September 28, 2019, approximately 62% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.

(2)
In May 2017, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of May 30, 2022 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank 47 market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of September 28, 2019. Refer to Note 12, "Debt," and Note 17, "Subsequent Event," for further information on our existing debt instruments.

(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of September 28, 2019, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of September 28, 2019, there were 13 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 13%.
On October 24, 2019, the Company refinanced and replaced its existing $900.0 million Revolving Credit Facility with a new $900.0 million revolving credit facility (the "New Revolving Credit Facility"). The New Revolving Credit Facility has a maturity date of October 24, 2024 and redefines certain terms within the existing Revolving Credit Facility as a result of the adoption of ASU 2016-02. As a result of the amendment, there were 12 financial institutions participating in the New Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%. We have no reason to believe at this time that the participating institutions in the New Revolving Credit Facility will be unable to fulfill their obligations to provide financing in accordance with the terms in the event we elect to draw funds in the foreseeable future. Refer to Note 17, "Subsequent Event," for further information.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2020, including our plans for further investment in our brands, while returning capital to shareholders through our dividend and share repurchase programs. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, dividend payments, share repurchases and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2020 capital expenditures to be approximately $300 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended September 28, 2019 are not necessarily indicative of that expected for the full fiscal 2020. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 to the audited consolidated financial statements in our fiscal 2019 10-K. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 10-K. In the first quarter of fiscal 2020, we adopted new lease accounting guidance which resulted in certain changes to our accounting policies. Refer to Note 9, "Leases," for additional information about our accounting policies and estimates. As of September 28, 2019, there have been no material changes to any of the critical accounting policies other than the changes mentioned above.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2019 testing date exceeded their respective carrying values by approximately 21% and 61%, respectively. Furthermore, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 11% and 62%, respectively. As of September 28, 2019, the carrying values of Stuart Weitzman goodwill and indefinite-lived brand are $211.6 million and $267.0 million, respectively. The Company has concluded that all the intangible assets are not impaired as of September 28, 2019. Several factors could impact the Kate Spade and Stuart Weitzman brands' ability to achieve expected future cash flows, including the management of the supply chain operational challenges at Stuart Weitzman, reception of new collections in all channels, the success of international expansion strategies including the consolidation or integration of certain distributor relationships, the optimization of the store fleet productivity, the impact of promotional activity in department stores, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2020 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of September 28, 2019 and June 29, 2019, forward currency contracts designated as cash flow hedges with a notional amount of $450.0 million and $398.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of September 28, 2019.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi and the British Pound Sterling. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of September 28, 2019 and June 29, 2019 the total notional values of outstanding forward foreign currency contracts related to these loans were $150.2 million and $14.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at September 28, 2019 and June 29, 2019 was $4.1 million and $1.1 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at September 28, 2019 and June 29, 2019 was $6.6 million and $4.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its New Revolving Credit Facility entered into under the credit agreement dated October 24, 2019, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments. The Company was also exposed to interest rate risk in relation to its Revolving Credit Facility, which was terminated on October 24, 2019.
Our exposure to changes in interest rates is primarily attributable to (i) debt outstanding under the New Revolving Credit Facility entered into on October 24, 2019. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as set forth in the credit agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At September 28, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $627 million, $402 million and $610 million, respectively. At June 29, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $630 million, $399 million and $606 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of September 28, 2019.
During the first quarter of fiscal 2020, the Company adopted ASU 2016-02. As such, the Company implemented new controls and modifications to existing accounting processes related to lease accounting. These changes include the upgrade to a new lease accounting system and introduction of processes to evaluate and account for lease contracts under the new accounting standard.
During the second quarter of fiscal 2019, the Company completed the first phase of its ERP implementation, SAP’s S4/HANA, migrating the global finance functions for Corporate, Coach and Stuart Weitzman. The finance and supply chain functions were implemented for Kate Spade during the third quarter of fiscal 2019, with the supply chain functions for Coach and Stuart Weitzman implemented during the first quarter of fiscal 2020. As a result of the implementations to date, there were certain changes to processes and procedures, which resulted in changes to the Company’s internal control over financial reporting. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A, Risk Factors, in the Company's most recent Annual Report on Form 10-K.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the ERP system implementation and adoption of the new lease accounting standard noted above, there were no other changes in our internal control over financial reporting during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As part of Tapestry Inc.’s policing program for its intellectual property rights, from time to time, the Company files lawsuits in the U.S. and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, copyright infringement, unfair competition, trademark dilution and/or state or foreign law claims. At any given point in time, Tapestry may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise and/or out of court settlements with defendants. From time to time, defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of Tapestry’s intellectual properties.
Although the Company’s litigation as a defendant is routine and incidental to the conduct of Tapestry’s business, as well as for any business of its size, such litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the Company's business or condensed consolidated financial statements.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the Company's purchases of shares of common stock during the first quarter of fiscal 2020 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
June 30, 2019 - August 3, 2019	—	$—	—	$—
August 4, 2019 - August 31, 2019	—	—	—	—
September 1, 2019 - September 28, 2019	11,915,213	25.18	11,915,213	600.0
Total	11,915,213		11,915,213

(1) The company repurchases its common shares under the repurchase program of $1.00 billion that was approved by the Board on May 9, 2019. Purchases of the Company's common stock were executed through open market purchases, including through a purchase agreement under Rule 10b5-1.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

10.1†	Separation and Mutual Release Agreement, between Tapestry, Inc. and Victor Luis, which is incorporated by reference from Exhibit 10.1 to Tapestry’s Current Report on 8-K filed on September 4, 2019
10.2†	Letter Agreement, between Tapestry, Inc. and Jide Zeitlin, which is incorporated by reference from Exhibit 10.2 to Tapestry’s Current Report on 8-K filed on September 4, 2019
10.3†
Amended & Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on September 27, 2019

10.4*
Credit Agreement, dated as of October 24, 2019, by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto

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

Dated: November 7, 2019