Form 10-Q
period 2019-12-28
TAPESTRY, INC.
filed 2020-02-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 24, 2020, the Registrant had 276,028,807 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (ii) our ability to upgrade our information technology systems precisely and efficiently; (iii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (iv) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (v) the effect of existing and new competition in the marketplace; (vi) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (vii) our ability to control costs; (viii) the effect of seasonal and quarterly fluctuations on our sales or operating results; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; (x) the risk of cyber security threats and privacy or data security breaches; (xi) the impact of tax legislation; (xii) the impact of the coronavirus outbreak on our financial results; and (xiii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019. The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2019	June 29, 2019
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$896.9	$969.2
Short-term investments	269.8	264.6
Trade accounts receivable, less allowances of $3.8 and $4.4, respectively	363.5	298.1
Inventories	748.3	778.3
Prepaid expenses	65.2	99.8
Income tax receivable	43.3	55.8
Other current assets	124.4	91.0
Total current assets	2,511.4	2,556.8
Property and equipment, net	886.3	938.8
Operating lease right-of-use assets	1,996.5	—
Goodwill	1,511.3	1,516.2
Intangible assets	1,649.8	1,711.9
Deferred income taxes	36.1	19.4
Other assets	108.7	134.2
Total assets	$8,700.1	$6,877.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$252.4	$243.6
Accrued liabilities	670.1	673.6
Current portion of operating lease liabilities	329.8	—
Current debt	—	0.8
Total current liabilities	1,252.3	918.0
Long-term debt	1,598.0	1,601.9
Long-term operating lease liabilities	1,901.2	—
Deferred income taxes	230.5	234.1
Long-term income taxes payable	150.0	155.9
Other liabilities	245.7	454.0
Total liabilities	5,377.7	3,363.9

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 276.0 million and 286.8 million shares, respectively	2.8	2.9
Additional paid-in-capital	3,333.3	3,302.1
Retained earnings (accumulated deficit)	71.3	291.6
Accumulated other comprehensive income (loss)	(85.0)	(83.2)
Total stockholders' equity	3,322.4	3,513.4
Total liabilities and stockholders' equity	$8,700.1	$6,877.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,816.0	$1,800.8	$3,173.9	$3,182.0
Cost of sales	606.3	597.3	1,049.7	1,043.4
Gross profit	1,209.7	1,203.5	2,124.2	2,138.6
Selling, general and administrative expenses	846.6	827.0	1,709.5	1,599.8
Operating income	363.1	376.5	414.7	538.8
Interest expense, net	14.0	13.2	26.3	26.3
Other expense (income)	(5.9)	(4.2)	6.8	0.4
Income before provision for income taxes	355.0	367.5	381.6	512.1
Provision for income taxes	56.2	112.7	62.8	135.0
Net income	$298.8	$254.8	$318.8	$377.1
Net income per share:
Basic	$1.08	$0.88	$1.14	$1.30
Diluted	$1.08	$0.88	$1.13	$1.29
Shares used in computing net income per share:
Basic	276.0	289.9	280.8	289.3
Diluted	276.7	291.0	281.8	291.4
Cash dividends declared per common share	$0.3375	$0.3375	$0.6750	$0.6750

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income	$298.8	$254.8	$318.8	$377.1
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	2.6	(3.2)	5.3	1.3
Unrealized gains (losses) on available-for-sale investments, net	—	0.1	—	0.1
Foreign currency translation adjustments	8.4	(0.3)	(5.4)	(10.1)
Other	—	—	(1.7)	—
Other comprehensive income (loss), net of tax	11.0	(3.4)	(1.8)	(8.7)
Comprehensive income	$309.8	$251.4	$317.0	$368.4

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 28, 2019	December 29, 2018
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$318.8	$377.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125.0	126.3
Provision for bad debt	4.2	3.2
Share-based compensation	33.8	43.1
Organization-related and integration activities	15.3	6.2
Impairment charges	75.6	—
Changes to lease related balances, net	9.4	—
Deferred income taxes	(5.8)	31.0
Other non-cash charges, net	2.3	(3.8)
Changes in operating assets and liabilities:
Trade accounts receivable	(78.7)	(34.2)
Inventories	19.5	(42.1)
Accounts payable	19.3	12.6
Accrued liabilities	63.3	95.5
Other liabilities	(12.6)	40.3
Other assets	(27.7)	(55.9)
Net cash provided by (used in) operating activities	561.7	599.3
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(37.7)
Purchases of investments	(157.0)	(286.2)
Proceeds from maturities and sales of investments	151.3	34.8
Purchases of property and equipment	(122.2)	(116.4)
Net cash used in investing activities	(127.9)	(405.5)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(194.0)	(194.9)
Repurchase of common stock	(300.0)	—
Proceeds from share-based awards	1.7	30.8
Taxes paid to net settle share-based awards	(13.8)	(23.7)
Payments of finance lease liabilities	(0.4)	(0.3)
Net cash used in financing activities	(506.5)	(188.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	(12.1)
Net decrease in cash and cash equivalents	(72.3)	(6.4)
Cash and cash equivalents at beginning of period	969.2	1,243.4
Cash and cash equivalents at end of period	$896.9	$1,237.0
Supplemental information:
Cash paid for income taxes, net	$54.8	$102.3
Cash paid for interest	$18.9	$32.3
Noncash investing activity - property and equipment obligations	$34.2	$42.1

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2019 ("fiscal 2019") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the six months December 28, 2019 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2020 ("fiscal 2020").
During the fiscal year ended June 29, 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and Australia and of its Kate Spade distributor in Australia, Malaysia and Singapore. The results of operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2020 will be a 52-week period. Fiscal 2019 ended on June 29, 2019 and was also a 52-week period. The second quarter of fiscal 2020 ended on December 28, 2019 and the second quarter of fiscal 2019 ended on December 29, 2018, both of which were 13-week periods.
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
Share Repurchases
The Company accounts for share repurchases by allocating the repurchase price to common stock and retained earnings. As a result, all repurchased shares are authorized but unissued shares. Under Maryland law, the Company's state of incorporation, there are no treasury shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

date. Purchases of the Company's common stock are executed through open market purchases, including through a purchase agreement under Rule 10b5-1. The Company may terminate or limit the share repurchase program at any time.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended December 28, 2019.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 28, 2019
Coach	$780.0	$188.1	$229.4	$72.4	$1,269.9
Kate Spade	348.5	13.6	41.9	26.4	430.4
Stuart Weitzman	62.3	32.7	6.5	14.2	115.7
Total	$1,190.8	$234.4	$277.8	$113.0	$1,816.0

Three Months Ended December 29, 2018
Coach	$759.5	$202.4	$224.2	$62.5	$1,248.6
Kate Spade	349.6	12.6	40.0	26.2	428.4
Stuart Weitzman	75.8	24.2	6.3	17.5	123.8
Total	$1,184.9	$239.2	$270.5	$106.2	$1,800.8

Six Months Ended December 28, 2019
Coach	$1,323.7	$347.3	$428.2	$136.6	$2,235.8
Kate Spade	580.4	25.9	84.1	45.5	735.9
Stuart Weitzman	109.0	52.1	11.9	29.2	202.2
Total	$2,013.1	$425.3	$524.2	$211.3	$3,173.9

Six Months Ended December 29, 2018
Coach	$1,304.1	$363.5	$415.1	$126.6	$2,209.3
Kate Spade	607.2	23.8	75.1	47.7	753.8
Stuart Weitzman	124.6	39.1	12.2	43.0	218.9
Total	$2,035.9	$426.4	$502.4	$217.3	$3,182.0

(1)	Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of December 28, 2019 and June 29, 2019 was $32.7 million and $27.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 28, 2019, net sales of $8.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2019. For the six months ended December 29, 2018, net sales of $11.9 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

5. INTEGRATION
During the three and six months ended December 28, 2019, the Company incurred integration costs of $3.9 million and $8.2 million. The charges recorded in Cost of sales for the three and six months ended December 28, 2019 were $1.5 million and $5.6 million. Of the amount recorded to Cost of sales, $1.5 million and $4.3 million was recorded in the Stuart Weitzman segment, $0.0 million and $1.2 million was recorded in the Kate Spade segment and $0.0 million and $0.1 million was recorded in the Coach segment, respectively. The charges recorded to SG&A expenses for the three and six months ended December 28, 2019 were $2.4 million and $2.6 million, respectively. Of the amount recorded to SG&A expenses, $1.8 million and $4.0 million was recorded within Corporate, $0.3 million and a reduction of expense of $2.1 million was recorded in the Stuart Weitzman segment, $0.7 million and $0.8 million was recorded in the Kate Spade segment and a reduction of expense of $0.4 million and $0.1 million was recorded in the Coach segment, respectively. Of the total costs of $3.9 million, $1.1 million were non-cash charges related to inventory-related charges, organization-related costs and purchase accounting adjustments. Of the total costs of $8.2 million, $3.9 million were non-cash charges related to inventory-related charges, organization-related costs and purchase accounting adjustments.
The Company estimates that it will incur approximately $5-10 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2020.
During the three and six months ended December 29, 2018, the Company incurred integration costs of $15.2 million and $34.7 million, respectively. The charges recorded in Cost of sales for the three and six months ended December 29, 2018 were $3.5 million and $4.1 million, respectively. Of the amount recorded to Cost of sales, $0.0 million and $2.0 million was recorded in the Coach segment, $2.5 million and $1.1 million was recorded in the Kate Spade segment and $1.0 million and $1.0 million was recorded in the Stuart Weitzman segment, respectively. The charges recorded in SG&A expenses for the three and six months ended December 29, 2018 were $11.7 million and $30.6 million, respectively. Of the amount recorded to SG&A expenses, $0.6 million and $12.1 million was recorded in the Stuart Weitzman segment, $7.4 million and $11.4 million was recorded within Corporate and $3.7 million and $7.1 million was recorded in the Kate Spade segment, respectively. Of the total costs of $15.2 million, $4.8 million were non-cash charges related to purchase accounting adjustments and asset write-offs. Of the total costs of $34.7 million, $6.2 million were non-cash charges related to purchase accounting adjustments, organization-related costs and asset write-offs.
Refer to Note 6, "Acquisitions," for more information.
A summary of the integration charges is as follows:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(millions)
Purchase accounting adjustments(1)	$0.2	$3.4	$0.8	$5.4
Acquisition costs(2)	—	0.7	—	0.7
Inventory-related charges(3)	1.3	—	4.9	(1.4)
Contractual payments(4)	—	0.1	—	7.2
Other(5)	2.4	11.0	2.5	22.8
Total	$3.9	$15.2	$8.2	$34.7

(1)	Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs were primarily related to deal fees associated with acquisitions.

(3)	Inventory-related charges primarily relate to inventory reserves.

(4)	Contractual payments primarily relate to contract termination charges for the three and six months ended December 29, 2018.

(5)	Other primarily relates to share-based compensation, severance charges, professional fees and asset write-offs.

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
The purchase price allocation for these assets acquired and liabilities assumed is completed, however may be subject to change as additional information is obtained during the acquisition measurement period for the respective acquisitions. The pro forma results are not presented for these acquisitions as they are immaterial.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 29, 2019	$661.8	$640.4	$214.0	$1,516.2
Foreign exchange impact	(3.5)	(0.3)	(1.1)	(4.9)
Balance at December 28, 2019	$658.3	$640.1	$212.9	$1,511.3

Intangible Assets
Intangible assets consist of the following:

	December 28, 2019			June 29, 2019
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(27.5)	$73.0	$100.6	$(24.0)	$76.6
Favorable lease rights(1)	—	—	—	93.1	(34.6)	58.5
Total intangible assets subject to amortization	100.5	(27.5)	73.0	193.7	(58.6)	135.1
Intangible assets not subject to amortization:
Trademarks and trade names	1,576.8	—	1,576.8	1,576.8	—	1,576.8
Total intangible assets	$1,677.3	$(27.5)	$1,649.8	$1,770.5	$(58.6)	$1,711.9

(1)	Refer to Note 3, "Recent Accounting Pronouncements," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As of December 28, 2019, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2020	$3.1
Fiscal 2021	6.5
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026 and thereafter	37.4
Total	$73.0

The expected amortization expense above reflects remaining useful lives ranging from approximately 10.3 to 12.5 years for customer relationships.
8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income	—	—	—	122.3	—	122.3
Other comprehensive income (loss)	—	—	—	—	(5.3)	(5.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	3.2	—	—	3.2
Share-based compensation	—	—	22.4	—	—	22.4
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	20.2	—	20.2
Balance at September 29, 2018	289.8	$2.9	$3,231.1	$163.7	$(88.1)	$3,309.6
Net income	—	—	—	254.8	—	254.8
Other comprehensive income (loss)	—	—	—	—	(3.4)	(3.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	3.7	—	—	3.7
Share-based compensation	—	—	21.5	—	—	21.5
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Balance at December 29, 2018	290.0	$2.9	$3,256.3	$320.7	$(91.5)	$3,488.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income	—	—	—	20.0	—	20.0
Other comprehensive income (loss)	—	—	—	—	(12.8)	(12.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	(14.5)	—	—	(14.5)
Share-based compensation	—	—	26.8	—	—	26.8
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($0.3375 per share)	—	—	—	(97.1)	—	(97.1)
Cumulative adjustment from adoption of new accounting standard	—	—	—	(48.9)	—	(48.9)
Balance at September 28, 2019	275.9	$2.8	$3,314.4	$(134.3)	$(96.0)	$3,086.9
Net income	—	—	—	298.8	—	298.8
Other comprehensive income (loss)	—	—	—	—	11.0	11.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	2.1	—	—	2.1
Share-based compensation	—	—	16.8	—	—	16.8
Additional paid-in-capital as part of purchase consideration	—	—	—	—	—	—
Dividends declared ($0.3375 per share)	—	—	—	(93.2)	—	(93.2)
Balance at December 28, 2019	276.0	$2.8	$3,333.3	$71.3	$(85.0)	$3,322.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	1.4	0.1	(10.1)	—	(8.6)
Less: amounts reclassified from accumulated other comprehensive income to earnings	0.1	—	—	—	0.1
Net current-period other comprehensive income (loss)	1.3	0.1	(10.1)	—	(8.7)
Balances at December 29, 2018	$2.7	$0.1	$(95.4)	$1.1	$(91.5)

Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	3.7	—	(5.4)	—	(1.7)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.6)	—	—	1.7	0.1
Net current-period other comprehensive income (loss)	5.3	—	(5.4)	(1.7)	(1.8)
Balances at December 28, 2019	$0.8	$(0.5)	$(85.3)	$—	$(85.0)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $0.4 million and ($1.5) million as of December 28, 2019 and December 29, 2018, respectively. The amounts reclassified from AOCI are net of tax of $0.5 million and ($0.3) million as of December 28, 2019 and December 29, 2018, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balance at December 29, 2018 is net of tax of $0.6 million. There was no remaining balance at December 28, 2019.

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
The Company acts as sublessor in certain leasing arrangements, primarily related to a sublease of a portion the Company's leased headquarters space as well as certain retail locations. Fixed sublease payments received are recognized on a straight-line basis over the sublease term.
ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of December 28, 2019:

	December 28, 2019	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,996.5	Operating lease right-of-use assets
Finance leases	3.6	Property and equipment, net
Total lease assets	$2,000.1
Liabilities:
Operating leases:
Current lease liabilities	$329.8	Current lease liabilities
Long-term lease liabilities	1,901.2	Long-term lease liabilities
Total operating lease liabilities	$2,231.0
Finance leases:
Current lease liabilities	$0.8	Accrued liabilities
Long-term lease liabilities	4.9	Other liabilities
Total finance lease liabilities	$5.7

Total lease liabilities	$2,236.7

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statement of Operations for the three and six months ended December 28, 2019:

	Three Months Ended	Six Month Ended
	December 28, 2019
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.4
Interest on lease liabilities(1)	0.1	0.3
Total finance lease cost	0.3	0.7
Operating lease cost	105.5	217.3
Short-term lease cost	1.9	3.6
Variable lease cost	61.1	112.1
Operating lease right-of-use impairment	—	35.8
Less: sublease income	(5.3)	(10.7)
Total net lease cost	$163.5	$358.8

(1)	Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
The following table summarizes certain cash flow information related to the Company's leases for the six months ended December 28, 2019:

Six Months Ended
December 28, 2019
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$206.6
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	0.4
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	86.1
Right-of-use assets obtained in exchange for finance lease liabilities	—

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a maturity analysis of the Company's lease liabilities recorded on the Condensed Consolidated Balance Sheet as of December 28, 2019:

	December 28, 2019
	Operating Leases	Finance Leases	Total
	(millions)
Remainder of Fiscal 2020	$193.6	$0.7	$194.3
Fiscal 2021	398.5	1.4	399.9
Fiscal 2022	357.7	1.4	359.1
Fiscal 2023	312.3	1.4	313.7
Fiscal 2024	263.9	1.4	265.3
Fiscal 2025 and thereafter	1,156.2	1.3	1,157.5
Total lease payments	2,682.2	7.6	2,689.8
Less: imputed interest	451.2	1.9	453.1
Total lease liabilities	$2,231.0	$5.7	$2,236.7

The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of December 28, 2019 are as follows:

December 28, 2019
(millions)
Remainder of Fiscal 2020	$10.6
Fiscal 2021	21.1
Fiscal 2022	20.1
Fiscal 2023	16.0
Fiscal 2024	15.5
Fiscal 2025 and thereafter	187.5
Total sublease income	$270.8

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Condensed Consolidated Balance Sheet as of December 28, 2019:

December 28, 2019
Weighted average remaining lease term (years):
Operating leases	8.81
Finance leases	5.42
Weighted average discount rate:
Operating leases	3.6%
Finance leases	11.3%

Additionally, the Company had approximately $25 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of December 28, 2019.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As reported under the previous accounting standard, the following table provides a summary of future minimum rental payments under non-cancelable operating leases, as of June 29, 2019:

June 29, 2019
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(millions, except per share data)
Net income	$298.8	$254.8	$318.8	$377.1

Weighted-average basic shares	276.0	289.9	280.8	289.3
Dilutive securities:
Effect of dilutive securities	0.7	1.1	1.0	2.1
Weighted-average diluted shares	276.7	291.0	281.8	291.4

Net income per share:
Basic	$1.08	$0.88	$1.14	$1.30
Diluted	$1.08	$0.88	$1.13	$1.29

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 28, 2019 and December 29, 2018, there were 13.1 million and 7.8 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(millions)
Share-based compensation expense(1)	$16.8	$21.5	$43.6	$43.9
Income tax benefit related to share-based compensation expense	3.5	4.0	8.9	8.2

(1)
During the three and six months ended December 28, 2019, the Company incurred $0.1 million and $9.8 million of share-based compensation expense related to its organization-related and integration activities, respectively. During the three and six months ended December 29, 2018, the Company incurred $0.4 million and $0.8 million of share-based compensation expense related to integration activities, respectively.

Stock Options
A summary of stock option activity during the six months ended December 28, 2019 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 29, 2019	12.4
Granted	5.4
Exercised	—
Forfeited or expired	(0.4)
Outstanding at December 28, 2019	17.4

The weighted-average grant-date fair value of options granted during the six months ended December 28, 2019 and December 29, 2018 was $3.83 and $9.77, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 28, 2019	December 29, 2018
Expected term (years)	5.1	5.0
Expected volatility	37.6%	30.3%
Risk-free interest rate	1.5%	3.1%
Dividend yield	6.4%	3.1%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 28, 2019 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 29, 2019	3.3
Granted	3.8
Vested	(1.3)
Forfeited	(0.3)
Non-vested at December 28, 2019	5.5

The weighted-average grant-date fair value of share awards granted during the six months ended December 28, 2019 and December 29, 2018 was $21.45 and $50.85, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 28, 2019 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 29, 2019	0.9
Granted	0.6
Change due to performance condition achievement	—
Vested	(0.3)
Forfeited	—
Non-vested at December 28, 2019	1.2

The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 28, 2019 and December 29, 2018 was $21.65 and $50.89, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 28, 2019	June 29, 2019
	(millions)
Current debt:
Capital lease obligations	$—	$0.8
Total current debt	$—	$0.8

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	11.4	11.4
Capital lease obligations(1)	—	5.3
Total long-term debt	1,611.4	1,616.7
Less: Unamortized discount and debt issuance costs on Senior Notes	(13.4)	(14.8)
Total long-term debt, net	$1,598.0	$1,601.9

(1)	Refer to Note 3, "Recent Accounting Pronouncements," for further information.
During the three and six months ended December 28, 2019, the Company recognized interest expense related to its debt of $16.7 million and $33.5 million, respectively. During the three and six months ended December 29, 2018, the Company recognized interest expense related to its debt of $16.6 million and $33.4 million, respectively.
Revolving Credit Facility
On October 24, 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility refinanced and replaced the Company’s unsecured revolving facility dated May 30, 2017. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of December 28, 2019.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
At December 28, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $634.0 million, $405.8 million, and $615.5 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At June 29, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $629.6 million, $398.6 million and $605.5 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures in China, the Company has an outstanding Note Payable of $11.4 million as of December 28, 2019 and June 29, 2019, to the other partner of the Kate Spade Joint Ventures, to be paid in fiscal 2021.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 28, 2019 and June 29, 2019:

	Level 1		Level 2
	December 28, 2019	June 29, 2019	December 28, 2019	June 29, 2019
	(millions)
Assets:
Cash equivalents(1)	$251.7	$454.3	$0.3	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	17.9
Government securities - U.S.(2)	102.9	102.6	—	—
Corporate debt securities - U.S.(2)	—	—	109.8	95.8
Corporate debt securities - non U.S.(2)	—	—	43.7	37.3
Other	—	—	12.8	10.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	4.4	1.1
Intercompany loan and payable hedges(3)	—	—	0.3	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	3.4	4.9
Intercompany loan and payable hedges(3)	—	—	0.5	0.1

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
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019:

	December 28, 2019			June 29, 2019
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$17.9	$—	$17.9
Government securities - U.S.(2)	102.9	—	102.9	102.6	—	102.6
Corporate debt securities - U.S.(2)	109.8	—	109.8	95.8	—	95.8
Corporate debt securities - non-U.S.(2)	43.7	—	43.7	37.3	—	37.3
Available-for-sale investments, total	$256.4	$—	$256.4	$253.6	$—	$253.6
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	12.8	0.1	12.9	10.4	0.1	10.5
Total Investments	$269.8	$0.1	$269.9	$264.6	$0.1	$264.7

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of December 28, 2019 have maturity dates between calendar years 2019 and 2020 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended December 28, 2019 and June 29, 2019.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $34.1 million and $34.5 million outstanding at December 28, 2019 and June 29, 2019, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Other
The Company had other contractual cash obligations as of December 28, 2019 related to debt repayments. Refer to Note 12, "Debt," for further information.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's Chief Legal Officer and management are of the opinion that the final outcome will not have a material effect on the Company’s cash flow, results of operations or financial position.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three and six months ended December 28, 2019 and December 29, 2018:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended December 28, 2019
Net sales	$1,269.9	$430.4	$115.7	$—	$1,816.0
Gross profit	877.3	262.4	70.0	—	1,209.7
Operating income (loss)	382.8	67.9	9.6	(97.2)	363.1
Income (loss) before provision for income taxes	382.8	67.9	9.6	(105.3)	355.0
Depreciation and amortization expense(2)	29.0	14.7	4.2	13.0	60.9
Additions to long-lived assets(3)	20.1	18.3	5.1	6.8	50.3

Three Months Ended December 29, 2018
Net sales	$1,248.6	$428.4	$123.8	$—	$1,800.8
Gross profit	860.1	272.4	71.0	—	1,203.5
Operating income (loss)	374.4	88.3	9.9	(96.1)	376.5
Income (loss) before provision for income taxes	374.4	88.3	9.9	(105.1)	367.5
Depreciation and amortization expense(2)	33.6	16.0	3.9	12.6	66.1
Additions to long-lived assets(3)	16.0	18.9	2.2	24.1	61.2

Six Months Ended December 28, 2019
Net sales	$2,235.8	$735.9	$202.2	$—	$3,173.9
Gross profit	1,554.9	453.9	115.4	—	2,124.2
Operating income (loss)	582.3	60.7	(9.7)	(218.6)	414.7
Income (loss) before provision for income taxes	582.3	60.7	(9.7)	(251.7)	381.6
Depreciation and amortization expense(2)	79.1	42.0	17.7	26.2	165.0
Additions to long-lived assets(3)	44.7	35.3	10.3	31.9	122.2

Six Months Ended December 29, 2018
Net sales	$2,209.3	$753.8	$218.9	$—	$3,182.0
Gross profit	1,539.8	480.1	118.7	—	2,138.6
Operating income (loss)	609.5	133.0	(7.8)	(195.9)	538.8
Income (loss) before provision for income taxes	609.5	133.0	(7.8)	(222.6)	512.1
Depreciation and amortization expense(2)	67.1	28.6	8.1	23.7	127.5
Additions to long-lived assets(3)	33.3	38.6	3.8	40.7	116.4

(1)
Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.

(2)
Depreciation and amortization expense includes $0.1 million and $0.2 million of integration costs recorded within the Kate Spade segment for the three and six months ended December 28, 2019 and $0.8 million and $1.2 million for the three and six months ended December 29, 2018, respectively. Depreciation and amortization expense includes impairment charges of $19.5 million for Coach, $12.0 million for Kate Spade and $8.3 million for Stuart Weitzman for the six months ended December 28, 2019. Refer to Note 13, "Fair Value Measurements," for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(3)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which include a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

17. SUBSEQUENT EVENT
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The spread of this virus has caused business disruption beginning in January 2020, including traffic declines and the closure of the majority of stores on mainland China. While the business disruption is currently expected to be temporary, there is uncertainty around the duration of these disruptions or the possibility of other effects on the business. However, the disruption is expected to have a material adverse impact on the Company’s business, financial condition, and results of operations.

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
ERP Implementation
During fiscal 2018, the Company implemented a global consolidation system which provides a common platform for financial reporting, a point-of-sale system for Coach in North America as well as a human resource information system for Corporate, Coach and Stuart Weitzman employees. During the second quarter of fiscal 2019, the Company deployed global finance and accounting systems for Corporate, Coach and Stuart Weitzman. During the third quarter of fiscal 2019, the Company deployed global finance, accounting, supply chain and human resource information systems for Kate Spade. During the first quarter of fiscal 2020, the Company deployed the final major phase of its ERP Implementation, specifically, the supply chain functions for Coach and Stuart Weitzman.
Stuart Weitzman Production Challenges
During fiscal 2018, Stuart Weitzman results were negatively impacted by supply chain operational challenges including production delays, as the brand was not prepared for the level of complexity and new development as it transitioned to a new creative vision. The trailing impacts of these operational challenges continued to negatively impact Stuart Weitzman results in fiscal 2019 and in fiscal 2020, including, but not limited to, a reduction in wholesale demand at Stuart Weitzman. The Company continues to address these challenges through investment in talent, operational process improvements, and a focus on the fashion sensibility of the core design aesthetic.
Integration
During fiscal 2019, the Company acquired certain distributors for the Kate Spade and Stuart Weitzman brands. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result of these acquisitions, the Company incurred charges related to the integration of the businesses. These charges are primarily associated with organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments. The Company currently estimates that it will incur approximately $5-10 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2020.
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
Global consumer retail traffic trends, specifically for our brick & mortar channel, remain under pressure. This, along with other factors, has led to a more promotional environment in the fragmented retail industry due to increased competition and a desire to offset traffic declines with increased levels of conversion. Further declines in traffic could result in impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This virus has caused business disruption beginning in January 2020, including traffic declines and the closure of the majority of stores on mainland China. While the business disruption is currently expected to be temporary, there is uncertainty around the duration of these disruptions or the possibility of other effects on the business. The Company estimates that this disruption will negatively impact its results for the second half of fiscal 2020 by approximately $200-250 million in net sales and $0.35-$0.45 in net income per diluted share, given current trends in China. If the situation further deteriorates, or the outbreak affects demand outside of the country, this impact could be worse.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that global expansion has declined significantly in the last year and remains weak. These organizations expect only modest growth globally due to continued softening of the growth rates in the United States and China, as well as challenging economic growth across certain other markets. Furthermore, though there are early signs of stabilization, there are certain risk factors noted that may further pressure the economic growth levels currently anticipated. As a result, the current global outlook remains uncertain. It is still too early to understand what kind of sustained impact these trends or changes in trade agreements and tax legislations will have on consumer discretionary spending.
Risk of volatility or a worsening of the macroeconomic environment remains, including currency devaluation, due to political uncertainty and potential changes to international trade agreements. During fiscal 2020, Hong Kong SAR, China has been the subject of worsening political unrest, as demonstrated through ongoing public demonstrations and protests, which has impacted and is expected to continue to impact our business. Furthermore, during fiscal 2019 and continuing into fiscal 2020, the Trump Administration and China have both imposed new tariffs on the importation of certain product categories into the respective country. We expect these changes to have a modest impact on gross margin in fiscal 2020. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
Beginning in the second quarter of fiscal 2019, the Company noted volatility in the spending patterns of certain North American customers, believed to be resellers, in advance of changes in Chinese e-commerce laws effective January 1, 2019. The volatility experienced since that time may continue in the near-term. The Company also observed an acceleration in local customer demand in mainland China which has helped to partially offset this trend.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting a 2 year negotiation period with the E.U., which was subsequently extended to January 31, 2020. The U.K. officially terminated its membership of the E.U. on January 31, 2020 under the terms of a withdrawal agreement concluded between the U.K. and E.U. and has now entered into a transition phase until December 31, 2020. During the transition phase, the U.K. will generally continue operating as if it were still a member of the E.U. Trade talks between the E.U. and U.K., to determine their future relationship, are expected to commence imminently. If a trade deal is not reached by December 31, 2020, absent an extension to the transition period, the U.K. can expect checks and tariffs on products going to and coming from the E.U. beginning on January 1, 2021.

We will continue to monitor these trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

SECOND QUARTER FISCAL 2020 COMPARED TO SECOND QUARTER FISCAL 2019
The following table summarizes results of operations for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,816.0	100.0%	$1,800.8	100.0%	$15.2	0.8%
Gross profit	1,209.7	66.6	1,203.5	66.8	6.2	0.5
SG&A expenses	846.6	46.6	827.0	45.9	19.6	2.4
Operating income	363.1	20.0	376.5	20.9	(13.4)	(3.6)
Interest expense, net	14.0	0.8	13.2	0.7	0.8	5.8
Other expense (income)	(5.9)	(0.3)	(4.2)	(0.2)	(1.7)	(39.2)
Provision for income taxes	56.2	3.1	112.7	6.3	(56.5)	(50.1)
Net income	298.8	16.5	254.8	14.1	44.0	17.2
Net income per share:
Basic	$1.08		$0.88		$0.20	23.2%
Diluted	$1.08		$0.88		$0.20	23.3%

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2020 and fiscal 2019 reflect the costs attributable to the ERP system implementation efforts, organization-related, integration and acquisition costs and impairment charges, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Second Quarter Fiscal 2020 Items

	Three Months Ended December 28, 2019
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	877.3	—	—	877.3
Kate Spade	262.4	—	—	262.4
Stuart Weitzman	70.0	—	(1.5)	71.5
Gross profit(1)	$1,209.7	$—	$(1.5)	$1,211.2

Coach	494.5	—	(0.4)	494.9
Kate Spade	194.5	—	0.7	193.8
Stuart Weitzman	60.4	—	0.3	60.1
Corporate	97.2	6.3	1.8	89.1
SG&A expenses	$846.6	$6.3	$2.4	$837.9

Coach	382.8	—	0.4	382.4
Kate Spade	67.9	—	(0.7)	68.6
Stuart Weitzman	9.6	—	(1.8)	11.4
Corporate	(97.2)	(6.3)	(1.8)	(89.1)
Operating income (loss)	$363.1	$(6.3)	$(3.9)	$373.3

Provision for income taxes	56.2	(1.5)	(4.0)	61.7
Net income	$298.8	$(4.8)	$0.1	$303.5
Net income per diluted common share	$1.08	$(0.02)	$—	$1.10

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the second quarter of fiscal 2020 the Company incurred charges as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Organization-related and Integration costs - Total charges represent integration costs related to inventory and professional fees. Refer to the "Executive Overview" herein and Note 5, "Integration," for more information regarding integration costs.

These actions taken together increased the Company's SG&A expenses by $8.7 million, Cost of sales by $1.5 million and reduced Provision for income taxes by $5.5 million, negatively impacting Net income by $4.7 million or $0.02 per diluted share.

Second Quarter Fiscal 2019 Items

	Three Months Ended December 29, 2018
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	860.1	—	—	—	860.1
Kate Spade	272.4	—	(2.5)	—	274.9
Stuart Weitzman	71.0	—	(1.0)	—	72.0
Gross profit(1)	$1,203.5	$—	$(3.5)	$—	$1,207.0

SG&A expenses
Coach	485.7	—	—	—	485.7
Kate Spade	184.1	—	3.7	—	180.4
Stuart Weitzman	61.1	—	0.6	—	60.5
Corporate	96.1	6.4	7.4	—	82.3
SG&A expenses	$827.0	$6.4	$11.7	$—	$808.9

Operating income (loss)
Coach	374.4	—	—	—	374.4
Kate Spade	88.3	—	(6.2)	—	94.5
Stuart Weitzman	9.9	—	(1.6)	—	11.5
Corporate	(96.1)	(6.4)	(7.4)	—	(82.3)
Operating income (loss)	$376.5	$(6.4)	$(15.2)	$—	$398.1

Provision for income taxes	112.7	(1.6)	1.1	34.1	79.1
Net income	$254.8	$(4.8)	$(16.3)	$(34.1)	$310.0
Net income per diluted common share	$0.88	$(0.01)	$(0.06)	$(0.12)	$1.07

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the second quarter of fiscal 2019, the Company incurred the following:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisition - Total charges represent integration and acquisition costs related to organizational costs as a result of integration, professional fees and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration," for more information.

•	Impact of Tax Legislation - Total charges primarily relate to the impact of the transition tax.
These actions taken together increased the Company's Provision for income taxes by $33.6 million, SG&A expenses by $18.1 million and Cost of sales by $3.5 million, negatively impacting Net income by $55.2 million or $0.19 per diluted share.
Tapestry, Inc. Summary – Second Quarter of Fiscal 2020
Currency Fluctuation Effects
The change in net sales and gross margin for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 has been presented both including and excluding currency fluctuation effects.

Net Sales
Net sales in the second quarter of fiscal 2020 increased 0.8% or $15.2 million to $1.82 billion. Excluding the effects of foreign currency, net sales increased by 0.9% or $15.8 million. Excluding the effects of foreign currency, the net sales increase was driven by Coach and Kate Spade, partially offset by a decrease in Stuart Weitzman.
Gross Profit
Gross profit increased 0.5% or $6.2 million to $1.21 billion in the second quarter of fiscal 2020 from $1.20 billion in the second quarter of fiscal 2019. Gross margin for the second quarter of fiscal 2020 was 66.6% as compared to 66.8% in the second quarter of fiscal 2019. Excluding non-GAAP charges of $1.5 million and $3.5 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit increased 0.4% or $4.2 million to $1.21 billion in the second quarter of fiscal 2020, and gross margin decreased 30 basis points to 66.7% compared to 67.0% in the second quarter of fiscal 2019. This increase in gross profit was driven by an increase in Coach of $17.2 million, partially offset by a decrease in Kate Spade of $12.5 million and in Stuart Weitzman of $0.5 million.
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
SG&A expenses increased 2.4% or $19.6 million to $846.6 million in the second quarter of fiscal 2020 as compared to $827.0 million in the second quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 46.6% during the second quarter of fiscal 2020 as compared to 45.9% during the second quarter of fiscal 2019. Excluding non-GAAP charges of $8.7 million and $18.1 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 3.6% or $29.0 million to $837.9 million from the second quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 46.1% in the second quarter of fiscal 2020 from 44.9% in the second quarter of fiscal 2019. This increase was primarily due to increases in Kate Spade of $13.4 million, Coach of $9.2 million and Corporate expenses of $6.8 million, partially offset by a decrease in Stuart Weitzman of $0.4 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 1.2% or $1.1 million to $97.2 million in the second quarter of fiscal 2020 as compared to $96.1 million in the second quarter of fiscal 2019. Excluding non-GAAP charges of $8.1 million and $13.8 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 8.3% or $6.8 million to $89.1 million in the second quarter of fiscal 2020 as compared to $82.3 million in the second quarter of fiscal 2019. This increase in SG&A expenses was primarily driven by higher compensation costs.
Operating Income
Operating income decreased 3.6% or $13.4 million to $363.1 million in the second quarter of fiscal 2020 as compared to $376.5 million in the second quarter of fiscal 2019. Operating margin was 20.0% in the second quarter of fiscal 2020 as compared to 20.9% in the second quarter of fiscal 2019. Excluding non-GAAP charges of $10.2 million and $21.6 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, operating income decreased 6.2% or $24.8 million to $373.3 million from $398.1 million in the second quarter of fiscal 2019; and operating margin decreased 150 basis points to 20.6% in the second quarter of fiscal 2020 as compared to 22.1% in the second quarter of fiscal 2019. The decrease in operating income was primarily driven by decreases within Kate Spade of $25.9 million, an increase in Corporate expenses of $6.8 million and a decrease in Stuart Weitzman of $0.1 million, partially offset by increases within Coach of $8.0 million.
Interest Expense, net
Interest expense, net increased 5.8% or $0.8 million to $14.0 million in the second quarter of fiscal 2020 as compared to $13.2 million in the second quarter of fiscal 2019.
Other Expense (Income)
Other income increased $1.7 million to $5.9 million in the second quarter of fiscal 2020 as compared to income of $4.2 million in the second quarter of fiscal 2019. The increase in other income is related to an increase in foreign exchange gains.
Provision for Income Taxes
The effective tax rate was 15.8% in the second quarter of fiscal 2020 as compared to 30.7% in the second quarter of fiscal 2019. Excluding non-GAAP charges, the effective tax rate was 16.9% in the second quarter of 2020 as compared to 20.3% in the second quarter of fiscal 2019. The decrease in our effective tax rate was primarily attributable to the geographic mix of earnings.

Net Income
Net income increased 17.2% or $44.0 million to $298.8 million in the second quarter of fiscal 2020 as compared to $254.8 million in the second quarter of fiscal 2019. Excluding non-GAAP charges, net income decreased 2.1% or $6.5 million to $303.5 million in the second quarter of fiscal 2020 as compared to $310.0 million in the second quarter of fiscal 2019. This decrease was primarily due to lower operating income, partially offset by reduced provision for income taxes.
Net Income per Share
Net income per diluted share increased to $1.08 in the second quarter of fiscal 2020 as compared to $0.88 in the second quarter of fiscal 2019. Excluding non-GAAP charges, net income per diluted share increased 3.0% or $0.03 to $1.10 in the second quarter of fiscal 2020 from $1.07 in the second quarter of fiscal 2019. This increase was primarily due to lower shares outstanding as a result of to share repurchases.
Segment Performance - Second Quarter of Fiscal 2020
The following tables summarize results of operations by reportable segment for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,269.9	100.0%	$1,248.6	100.0%	$21.3	1.7%
Gross profit	877.3	69.1	860.1	68.9	17.2	2.0
SG&A expenses	494.5	38.9	485.7	38.9	8.8	1.8
Operating income (loss)	382.8	30.1	374.4	30.0	8.4	2.3
Coach Net Sales increased 1.7% or $21.3 million to $1.27 billion in the second quarter of fiscal 2020. Coach net sales for the second quarter of fiscal 2020 was not materially impacted by foreign currency. Comparable store sales increased by $17.4 million or approximately 2% as compared to the second quarter of fiscal 2019, including a benefit of approximately 2% driven by an increase in global e-commerce. The increase in comparable store sales was primarily led by increases in North America, mainland China and Europe. This was partially offset by a decrease in Hong Kong SAR, China as comparable store sales were negatively impacted by approximately 100 basis points due to protests in the region. Non-comparable store sales were $2.8 million higher than the second quarter of fiscal 2019 primarily due to increases in North America.
Coach Gross Profit increased 2.0% or $17.2 million to $877.3 million in the second quarter of fiscal 2020 from $860.1 million in the second quarter of fiscal 2019. Gross margin increased 20 basis points to 69.1% in the second quarter of fiscal 2020 from 68.9% in the second quarter of fiscal 2019. Excluding the impact of foreign currency in both periods, gross margin increased 50 basis points. The increase was primarily due to the impact of improved product costing and lower promotional activity, partially offset by unfavorable geographic mix.
Coach SG&A Expenses increased 1.8% or $8.8 million to $494.5 million in the second quarter of fiscal 2020 as compared to $485.7 million in the second quarter of fiscal 2019. SG&A expenses as a percentage of net sales remained flat at 38.9% during the second quarter of fiscal 2020 and fiscal 2019. Excluding non-GAAP adjustments of $0.4 million in the second quarter of fiscal 2020, SG&A expenses increased 1.9% or $9.2 million to $494.9 million during the second quarter of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 39.0% in the second quarter of fiscal 2020 from 38.9% in the second quarter of fiscal 2019. The increase of $9.2 million was driven by higher variable selling costs due to sales growth as well as a shift in marketing expenses from the first quarter.
Coach Operating Income increased 2.3% or $8.4 million to $382.8 million in the second quarter of fiscal 2020, resulting in an operating margin of 30.1%, as compared to $374.4 million and 30.0%, respectively, in the second quarter of fiscal 2019. Excluding non-GAAP charges, Coach operating income increased 2.1% or $8.0 million to $382.4 million from $374.4 million in the second quarter of fiscal 2019; and operating margin was 30.1% in the second quarter of fiscal 2020 as compared to 30.0% in the second quarter of fiscal 2019. The increase in operating income was primarily due to higher gross profit, partially offset by higher SG&A expenses.

Kate Spade

	Three Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$430.4	100.0%	$428.4	100.0%	$2.0	0.5%
Gross profit	262.4	61.0	272.4	63.6	(10.0)	(3.7)
SG&A expenses	194.5	45.2	184.1	43.0	10.4	5.7
Operating income (loss)	67.9	15.8	88.3	20.6	(20.4)	(23.1)
Kate Spade Net Sales increased 0.5% or $2.0 million to $430.4 million in the second quarter of fiscal 2020. Excluding the favorable impact of foreign currency, net sales increased 0.3% or $1.4 million. The increase is primarily due to an increase in non-comparable sales of $10.4 million mainly due to new store openings. Wholesale sales also increased $6.5 million driven by disposition sales in a plan to work through excess inventory. This was partially offset by a decrease in comparable store sales of $13.3 million or approximately 4% as compared to the second quarter of fiscal 2019, including a benefit of approximately 3% in global e-commerce. The decline in comparable store sales is primarily attributable to lower traffic in retail stores.
Kate Spade Gross Profit decreased 3.7% or $10.0 million to $262.4 million in the second quarter of fiscal 2020 from $272.4 million in the second quarter of fiscal 2019. Gross margin decreased 260 basis points to 61.0% in the second quarter of fiscal 2020 from 63.6% in the second quarter of fiscal 2019. Excluding non-GAAP adjustments of $2.5 million in the second quarter of fiscal 2019, gross profit decreased 4.6% or $12.5 million to $262.4 million from $274.9 million in the second quarter of fiscal 2019, and gross margin decreased 320 basis points to 61.0% from 64.2% in the second quarter of fiscal 2019. The decrease in gross margin is primarily due to promotional activity and channel mix.
Kate Spade SG&A Expenses increased 5.7% or $10.4 million to $194.5 million in the second quarter of fiscal 2020 as compared to $184.1 million in the second quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 45.2% during the second quarter of fiscal 2020 as compared to 43.0% during the second quarter of fiscal 2019. Excluding non-GAAP charges of $0.7 million and $3.7 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 7.4% or $13.4 million to $193.8 million during the second quarter of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 45.0% in the second quarter of fiscal 2020 from 42.1% in the second quarter of fiscal 2019. The increase of $13.4 million was due to new store openings and increased marketing expenses, partially due to the timing of marketing in fiscal 2019.
Kate Spade Operating Income decreased 23.1% or $20.4 million to operating income of $67.9 million in the second quarter of fiscal 2020, resulting in an operating margin of 15.8%, as compared to an operating income of $88.3 million and operating margin of 20.6% in the second quarter of fiscal 2019. Excluding non-GAAP charges, Kate Spade operating income decreased 27.5% or $25.9 million to $68.6 million from $94.5 million in the second quarter of fiscal 2019; and operating margin was 15.9% in the second quarter of fiscal 2020 as compared to 22.1% in the second quarter of fiscal 2019. The decrease in operating income was due to higher SG&A expenses and lower gross profit.
Stuart Weitzman

	Three Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$115.7	100.0%	$123.8	100.0%	$(8.1)	(6.6)%
Gross profit	70.0	60.5	71.0	57.3	(1.0)	(1.4)
SG&A expenses	60.4	52.3	61.1	49.3	(0.7)	(0.9)
Operating income (loss)	9.6	8.2	9.9	8.0	(0.3)	(3.9)
Stuart Weitzman Net Sales decreased 6.6% or $8.1 million to $115.7 million in the second quarter of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales decreased 5.6% or $7.0 million. This decrease was primarily due to a decline in wholesale sales of $13.4 million primarily due a decline in demand. This is partially offset by an increase of $7.0 million in the retail business, primarily attributable to new store openings and the direct ownership of the business in Australia.

Stuart Weitzman Gross Profit decreased 1.4% or $1.0 million to $70.0 million during the second quarter of fiscal 2020 from $71.0 million in the second quarter of fiscal 2019. Gross margin increased 320 basis points to 60.5% in the second quarter of fiscal 2020 from 57.3% in the second quarter of fiscal 2019. Excluding non-GAAP charges of $1.5 million and $1.0 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, Stuart Weitzman gross profit decreased 0.5% or $0.5 million to $71.5 million from $72.0 million in the second quarter of fiscal 2019, and gross margin increased 370 basis points to 61.8% from 58.1% in the second quarter of fiscal 2019. Excluding the impact of foreign currency, gross margin increased 230 basis points primarily due to favorable channel mix.
Stuart Weitzman SG&A Expenses decreased 0.9% or $0.7 million to $60.4 million in the second quarter of fiscal 2020 as compared to $61.1 million in the second quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 52.3% during the second quarter of fiscal 2020 as compared to 49.3% during the second quarter of fiscal 2019. Excluding non-GAAP charges of $0.3 million and $0.6 million in the second quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 0.5% or $0.4 million to $60.1 million during the second quarter of fiscal 2020 from $60.5 million during the second quarter of fiscal 2019; and SG&A expenses as a percentage of net sales increased to 52.0% in the second quarter of fiscal 2020 from 48.8% in the second quarter of fiscal 2019.
Stuart Weitzman Operating Income decreased 3.9% or $0.3 million to $9.6 million in the second quarter of fiscal 2020, resulting in an operating margin of 8.2%, as compared to an operating income of $9.9 million and operating margin of 8.0% in the second quarter of fiscal 2019. Excluding non-GAAP charges, Stuart Weitzman operating income decreased 0.5% or $0.1 million to $11.4 million from operating income of $11.5 million in the second quarter of fiscal 2019; and operating margin was 9.8% in the second quarter of fiscal 2020 as compared to 9.2% in the second quarter of fiscal 2019. This decrease was primarily due to lower gross profit, partially offset by lower SG&A expenses.

FIRST SIX MONTHS FISCAL 2020 COMPARED TO FIRST SIX MONTHS FISCAL 2019
The following table summarizes results of operations for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,173.9	100.0%	$3,182.0	100.0%	$(8.1)	(0.3)%
Gross profit	2,124.2	66.9	2,138.6	67.2	(14.4)	(0.7)
SG&A expenses	1,709.5	53.9	1,599.8	50.3	109.7	6.9
Operating income	414.7	13.1	538.8	16.9	(124.1)	(23.0)
Interest expense, net	26.3	0.8	26.3	0.8	—	0.1
Other expense (income)	6.8	0.2	0.4	NM	6.4	NM
Provision for income taxes	62.8	2.0	135.0	4.2	(72.2)	(53.5)
Net income	318.8	10.0	377.1	11.9	(58.3)	(15.5)
Net income per share:
Basic	$1.14		$1.30		$(0.16)	(12.9)%
Diluted	$1.13		$1.29		$(0.16)	(12.6)%

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2020 and fiscal 2019 reflect the impact of the costs attributable to the ERP system implementation efforts, organization-related, integration and acquisition costs, impairment charges and the impact of the new tax legislation, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.

First Six Months of Fiscal 2020 Items

	Six Months Ended December 28, 2019
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,554.9	—	(0.1)	—	1,555.0
Kate Spade	453.9	—	(1.2)	—	455.1
Stuart Weitzman	115.4	—	(4.3)	—	119.7
Gross profit(1)	$2,124.2	$—	$(5.6)	$—	$2,129.8

SG&A expenses
Coach	972.6	—	(0.1)	41.5	931.2
Kate Spade	393.2	—	0.8	25.2	367.2
Stuart Weitzman	125.1	—	(2.1)	8.9	118.3
Corporate	218.6	20.8	24.5	—	173.3
SG&A expenses	$1,709.5	$20.8	$23.1	$75.6	$1,590.0

Operating income (loss)
Coach	582.3	—	—	(41.5)	623.8
Kate Spade	60.7	—	(2.0)	(25.2)	87.9
Stuart Weitzman	(9.7)	—	(2.2)	(8.9)	1.4
Corporate	(218.6)	(20.8)	(24.5)	—	(173.3)
Operating income (loss)	$414.7	$(20.8)	$(28.7)	$(75.6)	$539.8

Provision for income taxes	62.8	(5.0)	(9.4)	(12.1)	89.3
Net income	$318.8	$(15.8)	$(19.3)	$(63.5)	$417.4
Net income per diluted common share	$1.13	$(0.06)	$(0.07)	$(0.22)	$1.48

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first six months of fiscal 2020 the Company incurred charges as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Organization-related and Integration costs - Total charges represent organization-related costs as a result of the departure of the Company's CEO in September 2019 and integration costs related to inventory, professional fees and share-based compensation. Refer to the "Executive Overview" herein for information regarding CEO departure and Note 5, "Integration," for more information regarding integration costs.

•	Impairment - Total charges are primarily due to impairment charges on property and equipment assets and lease ROU assets. Refer to the Note 13, "Fair Value Measurements," for further information.
These actions taken together increased the Company's Cost of sales by $5.6 million, increased SG&A expenses by $119.5 million and decreased Provision for income taxes by $26.5 million, negatively impacting Net income by $98.6 million or $0.35 per diluted share.

First Six Months of Fiscal 2019 Items

	Six Months Ended December 29, 2018
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,539.8	—	(2.0)	—	1,541.8
Kate Spade	480.1	—	(1.1)	—	481.2
Stuart Weitzman	118.7	—	(1.0)	—	119.7
Gross profit(1)	$2,138.6	$—	$(4.1)	$—	$2,142.7

SG&A expenses
Coach	930.3	—	—	—	930.3
Kate Spade	347.1	—	7.1	—	340.0
Stuart Weitzman	126.5	—	12.1	—	114.4
Corporate	195.9	10.4	11.4	—	174.1
SG&A expenses	$1,599.8	$10.4	$30.6	$—	$1,558.8

Operating income (loss)
Coach	609.5	—	(2.0)	—	611.5
Kate Spade	133.0	—	(8.2)	—	141.2
Stuart Weitzman	(7.8)	—	(13.1)	—	5.3
Corporate	(195.9)	(10.4)	(11.4)	—	(174.1)
Operating income (loss)	$538.8	$(10.4)	$(34.7)	$—	$583.9

Provision for income taxes	135.0	(2.6)	(2.1)	34.1	105.6
Net income	$377.1	$(7.8)	$(32.6)	$(34.1)	$451.6
Net income per diluted common share	$1.29	$(0.03)	$(0.11)	$(0.12)	$1.55

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first six months of fiscal 2019, the Company incurred charges as follows:

•	ERP Implementation - Total charges primarily relate to technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisitions Costs - Total charges represent integration and acquisition costs related to contract termination charges, organizational costs as a result of integration, professional fees and limited life purchase accounting adjustments.

•	Impact of Tax Legislation - Total charges primarily relate to the net impact of the transition tax and re-measurement of deferred tax balances.
These actions taken together increased the Company's SG&A expenses by $41.0 million, Provision for income taxes by $29.4 million and Cost of Sales by $4.1 million, negatively impacting Net income by $74.5 million or $0.26 per diluted share.
Tapestry, Inc. Summary – First Six Months of Fiscal 2020
Currency Fluctuation Effects
The change in net sales and gross margin for the first six months of fiscal 2020 compared to fiscal 2019 has been presented both including and excluding currency fluctuation effects.

Net Sales
Net sales in the first six months of fiscal 2020 decreased 0.3% or $8.1 million to $3.17 billion. Excluding the effects of foreign currency, net sales decreased by 0.1% or $4.0 million. Excluding the effects of foreign currency, the net sales decrease was driven by Kate Spade and Stuart Weitzman, partially offset by an increase in Coach.
Gross Profit
Gross profit decreased 0.7% or $14.4 million to $2.12 billion during the first six months of fiscal 2020 from $2.14 billion in the first six months of fiscal 2019. Gross margin for the first six months of fiscal 2020 was 66.9% as compared to 67.2% in the first six months of fiscal 2019. Excluding non-GAAP charges of $5.6 million and $4.1 million in the first six months of fiscal 2020 and 2019, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit decreased 0.6% or $12.9 million to $2.13 billion in the first six months of fiscal 2020, and gross margin decreased 20 basis points to 67.1% from 67.3% in the first six months of fiscal 2019. This decrease in gross profit is primarily driven by a decrease in Kate Spade of $26.1 million, partially offset by an increase of $13.2 million in Coach.
Selling, General and Administrative Expenses
SG&A expenses increased 6.9% or $109.7 million to $1.71 billion in the first six months of fiscal 2020 as compared to $1.60 billion in the first six months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 53.9% during the first six months of fiscal 2020 as compared to 50.3% during the first six months of fiscal 2019. Excluding non-GAAP charges of $119.5 million and $41.0 million in the first six months of fiscal 2020 and 2019, respectively, SG&A expenses increased 2.0% or $31.2 million from the first six months of fiscal 2019. This increase is primarily due to increases in Kate Spade of $27.2 million, Stuart Weitzman of $3.9 million and Coach of $0.9 million, partially offset by a decrease in Corporate of $0.8 million. Excluding non-GAAP charges, SG&A expenses as a percentage of net sales increased to 50.1% in the first six months of fiscal 2020 from 49.0% in the first six months of fiscal 2019.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 11.6% or $22.7 million to $218.6 million in the first six months of fiscal 2020 as compared to $195.9 million in the first six months of fiscal 2019. Excluding non-GAAP charges of $45.3 million and $21.8 million in the first six months of fiscal 2020 and 2019, respectively, SG&A expenses decreased by 0.5% or $0.8 million in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019.
Operating Income
Operating income decreased 23.0% or $124.1 million to $414.7 million in the first six months of fiscal 2020 as compared to $538.8 million in the first six months of fiscal 2019. Operating margin was 13.1% in the first six months of fiscal 2020 as compared to 16.9% in the first six months of fiscal 2019. Excluding non-GAAP charges of $125.1 million and $45.1 million in the first six months of fiscal 2020 and fiscal 2019, respectively, operating income decreased 7.5% or $44.1 million to $539.8 million from $583.9 million in the first six months of fiscal 2019; and operating margin was 17.0% in the first six months of fiscal 2020 as compared to 18.3% in the first six months of fiscal 2019. The decrease in operating income is driven by a decrease in Kate Spade operating income of $53.3 million and Stuart Weitzman of $3.9 million, offset by growth in Coach of $12.3 million and a decrease in Corporate expenses of $0.8 million.
Interest Expense, net
Interest expense, net remained flat at $26.3 million in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019.
Provision for Income Taxes
The effective tax rate was 16.5% in the first six months of fiscal 2020 as compared to 26.4% in the first six months of fiscal 2019. Excluding non-GAAP charges, the effective tax rate was 17.6% in the first six months of fiscal 2020 as compared to 19.0% in the first six months of fiscal 2019. The decrease in the effective tax rate was primarily attributable to the geographic mix of earnings, partially offset by excess tax shortfall related to the vesting of equity compensation awards during the period.
Net Income
Net income decreased 15.5% or $58.3 million to $318.8 million in the first six months of fiscal 2020 as compared to $377.1 million in the first six months of fiscal 2019. Excluding non-GAAP charges, net income decreased 7.6% or $34.2 million to $417.4 million in the first six months of fiscal 2020 as compared to $451.6 million in the first six months of fiscal 2019. This decrease was primarily due to lower operating income, partially offset by reduced provision for income taxes.

Net Income per Share
Net income per diluted share decreased to $1.13 in the first six months of fiscal 2020 as compared to $1.29 in the first six months of fiscal 2019. Excluding non-GAAP charges, net income per diluted share decreased 4.4% to $1.48 in the first six months of fiscal 2020 from $1.55 in the first six months of fiscal 2019, primarily due to lower net income.
Segment Performance - First Six Months of Fiscal 2020
The following tables summarize results of operations by reportable segment for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Six Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,235.8	100.0%	$2,209.3	100.0%	$26.5	1.2%
Gross profit	1,554.9	69.5	1,539.8	69.7	15.1	1.0
SG&A expenses	972.6	43.5	930.3	42.1	42.3	4.5
Operating income (loss)	582.3	26.0	609.5	27.6	(27.2)	(4.5)
Coach Net Sales increased 1.2% or $26.5 million to $2.24 billion in the first six months of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales increased 1.3% or $29.4 million. Comparable store sales for Coach increased $27.3 million or approximately 1% as compared to the first six months of fiscal 2019, including a benefit of approximately 2% driven by an increase in global e-commerce. The increase in comparable store sales is primarily due to increases in North America, Other Asia, including Japan, mainland China and Europe driven by conversion and traffic. This was partially offset by a decrease in Hong Kong SAR, China as comparable store sales were negatively impacted by approximately 100 basis points due to protests in the region. Non-comparable store sales increased by $6.7 million, primarily driven North America. These increases were partially offset by a decline of $4.1 million in wholesale sales.
Coach Gross Profit increased 1.0% or $15.1 million to $1.55 billion in the first six months of fiscal 2020 from $1.54 billion in the first six months of fiscal 2019. Gross margin decreased 20 basis points to 69.5% in the first six months of fiscal 2020 from 69.7% in the first six months of fiscal 2019. Excluding non-GAAP adjustments of $0.1 million in the first six months of fiscal 2020 and $2.0 million in the first six months of fiscal 2019, Coach gross profit increased 0.9% or $13.2 million to $1.56 billion. Gross margin decreased 20 basis points to 69.6% in the first six months of fiscal 2020 from 69.8% in the first six months of fiscal 2019 on a non-GAAP basis. Excluding the impact of foreign currency in both periods, gross margin increased 10 basis points.
Coach SG&A Expenses increased 4.5% or $42.3 million to $972.6 million in the first six months of fiscal 2020 as compared to $930.3 million in the first six months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 43.5% during the first six months of fiscal 2020 as compared to 42.1% during the first six months of fiscal 2019. Excluding non-GAAP charges of $41.4 million in the first six months of fiscal 2020, SG&A expenses increased 0.1% or $0.9 million to $931.2 million in the first six months of fiscal 2020; and SG&A expenses as a percentage of net sales decreased to 41.7% in the first six months of fiscal 2020 from 42.1% in the first six months of fiscal 2019.
Coach Operating Income decreased 4.5% or $27.2 million to $582.3 million in the first six months of fiscal 2020, resulting in an operating margin of 26.0%, as compared to $609.5 million and 27.6%, respectively, in the first six months of fiscal 2019. Excluding non-GAAP charges, Coach operating income increased 2.0% or $12.3 million to $623.8 million from $611.5 million in the first six months of fiscal 2019; and operating margin was 27.9% in the first six months of fiscal 2020 as compared to 27.7% in the first six months of fiscal 2019. The increase in operating income was due to an increase in gross profit, partially offset by higher SG&A expenses.

Kate Spade

	Six Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$735.9	100.0%	$753.8	100.0%	$(17.9)	(2.4)%
Gross profit	453.9	61.7	480.1	63.7	(26.2)	(5.5)
SG&A expenses	393.2	53.4	347.1	46.0	46.1	13.3
Operating income (loss)	60.7	8.2	133.0	17.7	(72.3)	(54.4)

Kate Spade Net Sales decreased 2.4% or $17.9 million to $735.9 million in the first six months of fiscal 2020. Excluding the favorable impact of foreign currency, net sales decreased 2.5% or $19.0 million. Comparable store sales decreased $54.1 million or approximately 9% as compared to the first six months of fiscal 2019, including a benefit of approximately 1% driven by an increase in global e-commerce. The decrease is mainly attributed to a decline in traffic in North America. This was partially offset by an increase in non-comparable store sales of $25.9 million primarily due to sales from new store openings. Additionally, there was a $10.9 million increase in wholesale sales driven by disposition sales in a plan to work through excess inventory.
Kate Spade Gross Profit decreased 5.5% or $26.2 million to $453.9 million in the first six months of fiscal 2020 from $480.1 million in the first six months of fiscal 2019. Gross margin decreased 200 basis points to 61.7% in the first six months of fiscal 2020 from 63.7% in the first six months of fiscal 2019. Excluding non-GAAP charges of $1.2 million and $1.1 million in the first six months of fiscal 2020 and of fiscal 2019, respectively, Kate Spade gross profit decreased 5.4% or $26.1 million to $455.1 million in the first six months of fiscal 2020 from $481.2 million in the first six months of fiscal 2019. Gross margin decreased 200 basis points to 61.8% from 63.8% in the first six months of fiscal 2019. The gross margin decrease of 200 basis points was primarily due to channel mix and promotional activity.
Kate Spade SG&A Expenses increased 13.3% or $46.1 million to $393.2 million in the first six months of fiscal 2020 from $347.1 million in the first six months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 53.4% during the first six months of fiscal 2020 as compared to 46.0% during the first six months of fiscal 2019. Excluding non-GAAP charges of $26.0 million and $7.1 million in the first six months of fiscal 2020 and 2019, respectively, SG&A expenses increased 8.0% or $27.2 million to $367.2 million in the first six months of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 49.9% in the first six months of fiscal 2020 from 45.1% in the first six months of fiscal 2019. This increase was due to new store openings and increased marketing expenses, partially due to the timing of marketing in fiscal 2019.
Kate Spade Operating Income decreased 54.4% or $72.3 million to $60.7 million in the first six months of fiscal 2020, resulting in an operating margin of 8.2%, as compared to an operating income of $133.0 million and 17.7%, respectively, in the first six months of fiscal 2019. Excluding non-GAAP charges, Kate Spade operating income decreased 37.8% or $53.3 million to $87.9 million from $141.2 million in the first six months of fiscal 2019; and operating margin was 11.9% in the first six months of fiscal 2020 as compared to 18.7% in the first six months of fiscal 2019. The decrease in operating income was due to higher SG&A expenses and a decrease in gross profit.

Stuart Weitzman

	Six Months Ended
	December 28, 2019		December 29, 2018		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$202.2	100.0%	$218.9	100.0%	$(16.7)	(7.7)%
Gross profit	115.4	57.1	118.7	54.2	(3.3)	(2.7)
SG&A expenses	125.1	61.9	126.5	57.8	(1.4)	(1.1)
Operating income (loss)	(9.7)	(4.8)	(7.8)	(3.6)	(1.9)	(24.5)

Stuart Weitzman Net Sales decreased 7.7% or $16.7 million to $202.2 million in the first six months of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales decreased 6.6% or $14.5 million. This decrease was primarily due to lower sales in the wholesale business of $32.9 million. This decrease was partially offset by growth in the retail business of $19.0 million primarily attributable to new store openings and the direct ownership of the business in Australia.
Stuart Weitzman Gross Profit decreased 2.7% or $3.3 million to $115.4 million during the first six months of fiscal 2020 from $118.7 million in the first six months of fiscal 2019. Gross margin increased 290 basis points to 57.1% in the first six months of fiscal 2020 from 54.2% in the first six months of fiscal 2019. Excluding non-GAAP charges of $4.3 million and $1.0 million in the first six months of fiscal 2020 and fiscal 2019, respectively, Stuart Weitzman gross profit remained flat at $119.7 million in the first six months of fiscal 2020, and gross margin increased 460 basis points to 59.2% from 54.6% in the first six months of fiscal 2020. Excluding the impact of foreign currency, gross margin increased 320 basis points primarily due to favorable channel mix.
Stuart Weitzman SG&A Expenses decreased 1.1% or $1.4 million to $125.1 million in the first six months of fiscal 2020 as compared to $126.5 million in the first six months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 61.9% during the first six months of fiscal 2020 as compared to 57.8% during the first six months of fiscal 2019. Excluding non-GAAP charges of $6.8 million and $12.1 million in the first six months of fiscal 2020 and 2019, respectively, SG&A expenses increased 3.4% or $3.9 million to $118.3 million in the first six months of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 58.5% in the first six months of fiscal 2020 from 52.3% in the first six months of fiscal 2019. This increase is primarily due to new store openings and the direct ownership of the businesses in Greater China and Australia, partially offset by lower wholesale selling costs, compensation, and marketing expenses.
Stuart Weitzman Operating Loss increased 24.5% or $1.9 million to an operating loss of $9.7 million in the first six months of fiscal 2020, resulting in an operating margin of (4.8)%, as compared to an operating loss of $7.8 million and an operating margin of (3.6)% in first six months of fiscal 2019. Excluding non-GAAP charges, Stuart Weitzman operating income decreased $3.9 million to an operating income of $1.4 million from operating income of $5.3 million in the first six months of fiscal 2019; and operating margin was 0.7% in the first six months of fiscal 2020 as compared to 2.4% in the first six months of fiscal 2019. The decrease was due to higher SG&A expenses.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter of fiscal 2020 and fiscal 2019 reflect certain items, including the impact of Tax Legislation in fiscal 2019, the impact of ERP Implementation, Organization-related and Integration and Acquisition costs in fiscal 2020 and fiscal 2019 and Impairment charges in fiscal 2020. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 28, 2019	December 29, 2018	Change
	(millions)

Net cash provided by (used in) operating activities	$561.7	$599.3	$(37.6)
Net cash used in investing activities	(127.9)	(405.5)	277.6
Net cash used in financing activities	(506.5)	(188.1)	(318.4)
Effect of exchange rate changes on cash and cash equivalents	0.4	(12.1)	12.5
Net decrease in cash and cash equivalents	$(72.3)	$(6.4)	$(65.9)
The Company’s cash and cash equivalents decreased by $72.3 million in the first six months of fiscal 2020 as compared to a decrease of $6.4 million in the first six months of fiscal 2019, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $37.6 million due to lower net income of $58.3 million and changes in operating assets and liabilities of $33.1 million, partially offset by higher non-cash adjustments of $53.8 million.
The $33.1 million decrease in changes in operating asset and liability balances were primarily driven by the following:

•
Other liabilities were a use of cash of $12.6 million in the first six months of fiscal 2020 compared to a source of cash of $40.3 million in the first six months of fiscal 2019, primarily related to the timing of tax payments.

•
Accounts receivable were a use of cash of $78.7 million in the first six months of fiscal 2020 compared to a use of cash of $34.2 million in the first six months of fiscal 2019, primarily driven by an increase in sales at Coach.

•
Accrued liabilities were a source of cash of $63.3 million in the first six months of fiscal 2020 as compared to a source of cash of $95.5 million in the first six months of fiscal 2019, primarily driven by the timing of payments to vendors.

•
Inventories were a source of cash of $19.5 million in the first six months of fiscal 2020 compared to a use of cash of $42.1 million in the first six months of fiscal 2019, primarily driven by a lower inventory on-hand due to higher sales at Coach and decreased inventory purchases for Kate Spade.

•
Other assets were a use of cash of $27.7 million in the first six months of fiscal 2020 compared to a use of cash of $55.9 million in the first six months of fiscal 2019, primarily related to the timing of tax related payments.

Net cash used in investing activities
Net cash used in investing activities in the first six months of fiscal 2020 was $127.9 million as compared to a use of cash of $405.5 million in the first six months of fiscal 2019, resulting in a $277.6 million increase in net cash used in investing activities.
The $127.9 million use of cash in the first six months of fiscal 2020 is primarily due to capital expenditures of $122.2 million.
The $405.5 million use of cash in the first six months of fiscal 2019 is primarily due net cash used for purchases, maturities and sales of investments of $251.4 million in the first six months of fiscal 2019 and capital expenditures of $116.4 million.
Net cash used in financing activities
Net cash used in financing activities was $506.5 million in the first six months of fiscal 2020 as compared to a use of cash of $188.1 million in the first six months of fiscal 2019, resulting in a net decrease in cash of $318.4 million.
The $506.5 million of cash used in the first six months of fiscal 2020 was primarily due to repurchases of common stock of 300.0 million and dividend payments of $194.0 million.
The $188.1 million use of cash in the first six months of fiscal 2019 was primarily due to dividend payments of $194.9 million.

Working Capital and Capital Expenditures
As of December 28, 2019, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$896.9	$—	$896.9
Short-term investments(1)	269.8	—	269.8
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,666.7	$1,600.0	$2,066.7

(1)
As of December 28, 2019, approximately 49% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.

(2)
In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). The Revolving Credit Facility refinanced and replaced the Company’s unsecured revolving facility dated May 30, 2017. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of December 28, 2019. Refer to Note 12, "Debt" for further information on our existing debt instruments.

(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 28, 2019, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of December 28, 2019, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 28, 2019 are not necessarily indicative of that expected for the full fiscal 2020. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 10-K. In the first quarter of fiscal 2020, we adopted new lease accounting guidance which resulted in certain changes to our accounting policies. Refer to Note 9, "Leases," for additional information about our accounting policies and estimates. As of December 28, 2019, there have been no material changes to any of the critical accounting policies other than the changes mentioned above.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2019 testing date exceeded their respective carrying values by approximately 21% and 61%, respectively. Furthermore, the fair values of the Stuart Weitzman brand reporting unit and indefinite-lived brand exceeded their respective carrying values by approximately 11% and 62%, respectively. As of December 28, 2019, the carrying values of Stuart Weitzman goodwill and indefinite-lived brand are $212.9 million and $267.0 million, respectively. The Company has concluded that all the intangible assets are not impaired as of December 28, 2019. Several factors could impact the Kate Spade and Stuart Weitzman brands' ability to achieve expected future cash flows, including the management of the supply chain operational challenges at Stuart Weitzman, reception of new collections in all channels, the success of international expansion strategies including the consolidation or integration of certain distributor relationships, the optimization of the store fleet productivity, the impact of promotional activity in department stores, the simplification of certain corporate overhead structures and other initiatives aimed at expanding higher performing categories of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2020 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of December 28, 2019 and June 29, 2019, forward currency contracts designated as cash flow hedges with a notional amount of $498.8 million and $398.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 28, 2019.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling, the Euro, the Japanese Yen, the Malaysian Ringgit and the Singapore Dollar. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of December 28, 2019 and June 29, 2019 the total notional values of outstanding forward foreign currency contracts related to these loans were $272.0 million and $14.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at December 28, 2019 and June 29, 2019 was $4.7 million and $1.1 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at December 28, 2019 and June 29, 2019 was $3.9 million and $4.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At December 28, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $634 million, $406 million and $616 million, respectively. At June 29, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $630 million, $399 million and $606 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 28, 2019.
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
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the ERP system implementation and adoption of the new lease accounting standard noted above, there were no other changes in our internal control over financial reporting during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended June 29, 2019 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report. Except as presented below, there have been no material changes in our risk factors since those reported in our Annual Report.
Our business could be adversely affected by the recent coronavirus outbreak.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The spread of this virus has caused business disruption beginning in January 2020, including traffic declines and the closure of the majority of our stores on mainland China. While the business disruption is currently expected to be temporary, there is uncertainty around the duration of these disruptions or the possibility of other effects on the business. However, the disruption is expected to have a material adverse impact on our business, financial condition, and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the potential spread to other regions and the actions to contain the coronavirus or treat its impact, among others.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2020. As of December 28, 2019, the Company had $600 million availability remaining in the stock repurchase program.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

10.1†*	Separation and Release Agreement, dated December 30, 2019, between Tapestry, Inc. and Anna Bakst
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed Herewith
† Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY, INC.
(Registrant)

By:	/s/ Brian Satenstein
Name:	Brian Satenstein
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: February 6, 2020