Form 10-Q
period 2020-03-28
TAPESTRY, INC.
filed 2020-05-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 24, 2020, the Registrant had 276,098,489 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results; (ii) our ability to control costs; (iii) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (iv) the impact of the CARES Act and other legislation; (v) the risk of cyber security threats and privacy or data security breaches; (vi) the effect of existing and new competition in the marketplace; (vii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (viii) the effect of seasonal and quarterly fluctuations on our sales or operating results; (ix) our ability to protect against infringement of our trademarks and other proprietary rights; (x) the impact of legislation; (xi) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiii) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 and Quarterly Report on Form 10-Q for the period ended December 28, 2019. The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2020	June 29, 2019
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$742.6	$969.2
Short-term investments	155.6	264.6
Trade accounts receivable, less allowances of $16.0 and $4.4, respectively	190.4	298.1
Inventories	852.9	778.3
Prepaid expenses	60.2	99.8
Income tax receivable	35.1	55.8
Other current assets	95.1	91.0
Total current assets	2,131.9	2,556.8
Property and equipment, net	818.7	938.8
Operating lease right-of-use assets	1,970.9	—
Goodwill	1,298.5	1,516.2
Intangible assets	1,381.1	1,711.9
Deferred income taxes	35.9	19.4
Other assets	106.0	134.2
Total assets	$7,743.0	$6,877.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$200.1	$243.6
Accrued liabilities	573.9	673.6
Current portion of operating lease liabilities	353.4	—
Current debt	11.5	0.8
Total current liabilities	1,138.9	918.0
Long-term debt	1,587.2	1,601.9
Long-term operating lease liabilities	1,897.3	—
Deferred income taxes	204.6	234.1
Long-term income taxes payable	147.0	155.9
Other liabilities	214.9	454.0
Total liabilities	5,189.9	3,363.9

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 276.1 million and 286.8 million shares, respectively	2.8	2.9
Additional paid-in-capital	3,346.0	3,302.1
Retained earnings (accumulated deficit)	(699.0)	291.6
Accumulated other comprehensive income (loss)	(96.7)	(83.2)
Total stockholders' equity	2,553.1	3,513.4
Total liabilities and stockholders' equity	$7,743.0	$6,877.3

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,072.7	$1,331.4	$4,246.6	$4,513.4
Cost of sales	456.5	415.5	1,506.2	1,458.9
Gross profit	616.2	915.9	2,740.4	3,054.5
Other selling, general and administrative expenses	824.0	806.1	2,533.5	2,405.9
Impairment of goodwill and intangible assets	477.7	—	477.7	—
Total selling, general and administrative expenses	1,301.7	806.1	3,011.2	2,405.9
Operating income (loss)	(685.5)	109.8	(270.8)	648.6
Interest expense, net	13.5	10.6	39.8	36.9
Other expense (income)	6.0	4.0	12.8	4.4
Income before provision for income taxes	(705.0)	95.2	(323.4)	607.3
Provision for income taxes	(27.9)	(22.2)	34.9	112.8
Net income (loss)	$(677.1)	$117.4	$(358.3)	$494.5
Net income (loss) per share:
Basic	$(2.45)	$0.40	$(1.28)	$1.71
Diluted	$(2.45)	$0.40	$(1.28)	$1.70
Shares used in computing net income (loss) per share:
Basic	276.1	290.0	279.4	289.5
Diluted	276.6	290.9	280.2	291.2
Cash dividends declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$(677.1)	$117.4	$(358.3)	$494.5
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	1.2	(4.0)	6.5	(2.7)
Unrealized gains (losses) on available-for-sale investments, net	—	0.1	—	0.2
Other	—	—	(1.7)	—
Foreign currency translation adjustments	(12.9)	4.9	(18.3)	(5.2)
Other comprehensive income (loss), net of tax	(11.7)	1.0	(13.5)	(7.7)
Comprehensive income	$(688.8)	$118.4	$(371.8)	$486.8

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 28, 2020	March 30, 2019
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$(358.3)	$494.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	194.9	189.8
Provision for bad debt	16.8	6.4
Share-based compensation	47.0	65.4
Organization-related and integration activities	15.2	13.0
Impairment charges	697.6	—
Changes to lease related balances, net	26.1	—
Deferred income taxes	(33.3)	41.5
Other non-cash charges, net	4.7	(5.5)
Changes in operating assets and liabilities:
Trade accounts receivable	75.2	50.9
Inventories	(171.6)	(123.1)
Accounts payable	(18.5)	(43.5)
Accrued liabilities	(31.2)	29.1
Other liabilities	(37.6)	(61.2)
Other assets	19.1	(54.5)
Net cash provided by (used in) operating activities	446.1	602.8
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(39.4)
Purchases of investments	(212.4)	(336.4)
Proceeds from maturities and sales of investments	316.1	82.3
Purchases of property and equipment	(172.9)	(184.2)
Net cash used in investing activities	(69.2)	(477.7)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(287.1)	(292.8)
Repurchase of common stock	(300.0)	—
Proceeds from share-based awards	1.7	31.6
Taxes paid to net settle share-based awards	(14.7)	(26.1)
Payments of finance lease liabilities	(0.6)	(0.6)
Payment of deferred purchase price	(2.4)	—
Net cash used in financing activities	(603.1)	(287.9)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(5.3)
Net decrease in cash and cash equivalents	(226.6)	(168.1)
Cash and cash equivalents at beginning of period	969.2	1,243.4
Cash and cash equivalents at end of period	$742.6	$1,075.3
Supplemental information:
Cash paid for income taxes, net	$80.5	$135.3
Cash paid for interest	$50.4	$45.4
Noncash investing activity - property and equipment obligations	$22.4	$53.2

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
The results of operations, cash flows and comprehensive income for the nine months March 28, 2020 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on June 27, 2020 ("fiscal 2020").
During the fiscal year ended June 29, 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and Australia and of its Kate Spade distributor in Australia, Malaysia and Singapore. The results of operations of each acquired entity have been included in the condensed consolidated financial statements since the respective date of each acquisition.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2020 will be a 52-week period. Fiscal 2019 ended on June 29, 2019 and was also a 52-week period. The third quarter of fiscal 2020 ended on March 28, 2020 and the third quarter of fiscal 2019 ended on March 30, 2019, both of which were 13-week periods.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus continues to grow worldwide, impacting a significant majority of the regions in which we operate. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments have responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The majority of the Company’s stores in mainland China were closed in the third quarter of fiscal 2020, but have essentially all re-opened by the end of the quarter. Also in March 2020, the Company closed all of its stores in North America and Europe, and many in the Asia Pacific region. Many of the Company’s wholesale partners have also closed their bricks and mortar stores and have substantially reduced their operations.
The global Covid-19 pandemic is rapidly evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and geographic spread of the virus and the success of actions to contain the virus or treat its impact, among others. As the full magnitude of the effects on the Company's business is difficult to predict at this time, the

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Covid-19 pandemic has and is expected to continue to have a material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2020 and beyond. There can be no assurance, however, that any such capital will be available to the Company on acceptable terms or at all. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory. In addition, the negative impacts of the Covid-19 pandemic could result in the establishment of additional valuation allowances in certain jurisdictions.
In response to the Covid-19 pandemic, the Company has taken actions to reinforce its liquidity and financial flexibility. In the third quarter of fiscal 2020 the Company announced that it has suspended its quarterly dividend and all share repurchases for the foreseeable future.
In addition, and subsequent to March 28, 2020, the Company has taken other additional actions. These actions include, but are not limited to, actively reducing non-essential SG&A expense, reducing corporate compensation, terminating 2,100 part-time store associates, tightly managing inventory and reducing capital expenditures.
Furthermore, on March 30, 2020, the Company borrowed $700 million under its $900 million definitive credit agreement, as entered on October 24, 2019 ("Revolving Credit Facility") as a precautionary measure. If the Company's stores remain closed for an extended period of time, its liquidity may continue to be negatively impacted and it may need to draw additional funds from our Revolving Credit Facility or seek additional sources of financing, which may or may not be available. If the Company does not repay some or all of the outstanding borrowings under the Revolving Credit Facility prior to the end of the fourth quarter of fiscal 2020, the Company may be unable to maintain compliance with the leverage ratio financial covenant required by the Revolving Credit Facility. The Company is actively seeking an amendment to the terms of the agreement from its lenders, however no assurances can be given that the amendment will be granted or on terms that are acceptable to the Company. Non-compliance with its covenants would constitute an event of default under the terms of the Revolving Credit Facility, which may result in an acceleration of payment to the lenders. In the event of an acceleration of payment to the lenders, this would result in a cross default of the Company’s notes payable (refer to Note 12, "Debt" for further information regarding the Company's outstanding notes payable), causing the Company’s outstanding borrowings to also become due and payable on demand. If the Company is not able to obtain such amendment, it expects, and has the ability to repay some or all of the $700 million borrowed against the Revolving Credit Facility, in order to prevent an event of default under the Revolving Credit Facility.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from estimates in amounts that may be material to the financial statements.
Significant estimates inherent in the preparation of the condensed consolidated financial statements include useful lives and impairments of long-lived tangible and intangible assets; reserves for the realizability of inventory; customer returns, end-of-season markdowns and operational chargebacks; accounting for income taxes (including the impacts of tax legislation) and related uncertain tax positions; accounting for business combinations; the valuation of stock-based compensation awards and related expected forfeiture rates; reserves for restructuring; and reserves for litigation and other contingencies, amongst others.
Share Repurchases
The Company accounts for share repurchases by allocating the repurchase price to common stock and retained earnings. As a result, all repurchased shares are authorized but unissued shares. Under Maryland law, the Company's state of incorporation, there are no treasury shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. Purchases of the Company's common stock are executed through open market purchases, including through a purchase agreement under Rule 10b5-1. The Company may terminate or limit the share repurchase program at any time.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended March 28, 2020.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended March 28, 2020
Coach	$427.6	$103.7	$193.8	$47.4	$772.5
Kate Spade	181.4	8.9	41.1	18.1	249.5
Stuart Weitzman	28.7	10.6	4.5	6.9	50.7
Total	$637.7	$123.2	$239.4	$72.4	$1,072.7

Three Months Ended March 30, 2019
Coach	$484.0	$213.7	$212.8	$54.5	$965.0
Kate Spade	205.1	13.6	43.8	18.6	281.1
Stuart Weitzman	45.8	18.0	6.3	15.2	85.3
Total	$734.9	$245.3	$262.9	$88.3	$1,331.4

Nine Months Ended March 28, 2020
Coach	$1,751.3	$451.0	$622.0	$184.0	$3,008.3
Kate Spade	761.8	34.8	125.2	63.6	985.4
Stuart Weitzman	137.7	62.7	16.4	36.1	252.9
Total	$2,650.8	$548.5	$763.6	$283.7	$4,246.6

Nine Months Ended March 30, 2019
Coach	$1,788.1	$577.2	$627.9	$181.1	$3,174.3
Kate Spade	812.3	37.4	118.9	66.3	1,034.9
Stuart Weitzman	170.4	57.1	18.5	58.2	304.2
Total	$2,770.8	$671.7	$765.3	$305.6	$4,513.4

(1)	Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of March 28, 2020 and June 29, 2019 was $31.6 million and $27.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended March 28, 2020, net sales of $11.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2019. For the nine months ended March 30, 2019, net sales of $16.6 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.
5. INTEGRATION
During the three and nine months ended March 28, 2020, the Company incurred integration costs of $3.4 million and $11.6 million. The charges recorded in Cost of sales for the nine months ended March 28, 2020 were $5.6 million. There were no charges recorded for the three months ended March 28, 2020. Of the amount recorded to Cost of sales for the nine months ended March 28, 2020, $4.3 million was recorded in the Stuart Weitzman segment, $1.2 million was recorded in the Kate Spade segment and $0.1 million was recorded in the Coach segment, respectively. The charges recorded to SG&A expenses for the three and nine months ended March 28, 2020 were $3.4 million and $6.0 million, respectively. Of the amount recorded to SG&A expenses, $2.9 million and $6.9 million was recorded within Corporate, $0.2 million and a reduction of expense of $1.9 million was recorded in the Stuart Weitzman segment, $0.3 million and $1.1 million was recorded in the Kate Spade segment and $0.0 million and a reduction of expense of $0.1 million was recorded in the Coach segment, respectively. Of the total costs of $3.4 million, a reduction of expense of $0.1 million were non-cash charges. Of the total costs of $11.6 million, $3.8 million were non-cash charges related to inventory charges, organization-related costs and purchase accounting adjustments.
The Company estimates that it will incur approximately $5 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2020.
During the three and nine months ended March 30, 2019, the Company incurred integration costs of $20.6 million and $55.3 million, respectively. The charges recorded in Cost of sales for the three and nine months ended March 30, 2019 were $5.0 million and $9.1 million, respectively. Of the amount recorded to Cost of sales, $4.3 million and $5.4 million was recorded in the Kate Spade segment, $0.0 million and $2.0 million was recorded in the Coach segment and $0.7 million and $1.7 million was recorded in the Stuart Weitzman segment, respectively. The charges recorded in SG&A expenses for the three and nine months ended March 30, 2019 were $15.6 million and $46.2 million, respectively. Of the amount recorded to SG&A expenses, $7.0 million and $18.4 million was recorded within Corporate, $0.1 million and $12.2 million was recorded in the Stuart Weitzman segment and $3.0 million and $10.1 million was recorded in the Kate Spade segment, respectively. The charges recorded to SG&A expenses in the Coach segment were $5.5 million for the three and nine months ended March 30, 2019. Of the total costs of $20.6 million, $6.7 million were non-cash charges related to purchase accounting adjustments and asset write-offs. Of the total costs of $55.3 million, $13.0 million were non-cash charges related to purchase accounting adjustments and organization-related costs.
Refer to Note 6, "Acquisitions," for more information.
A summary of the integration charges is as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(millions)
Purchase accounting adjustments(1)	$—	$3.9	$0.8	$9.3
Acquisition costs(2)	—	0.3	—	1.0
Inventory-related charges(3)	—	1.0	4.9	(0.4)
Contractual payments(4)	—	(0.6)	—	6.6
Other(5)	3.4	16.0	5.9	38.8
Total	$3.4	$20.6	$11.6	$55.3

(1)	Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs were primarily related to deal fees associated with acquisitions.

(3)	Inventory-related charges primarily relate to inventory reserves.

(4)	Contractual payments primarily relate to contract termination charges for the three and nine months ended March 30, 2019.

(5)	Other primarily relates to share-based compensation, severance charges, professional fees and asset write-offs.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

6. ACQUISITIONS
Fiscal 2019 Acquisitions
Distributor Acquisitions
During the fiscal year ended June 29, 2019, the Company acquired designated assets of its Stuart Weitzman distributor in Southern China and Australia and of its Kate Spade distributor in Australia, Malaysia and Singapore.
The aggregate purchase consideration for the acquisitions was $47.8 million, $44.0 million of which was cash consideration and the remaining is related to non-cash consideration. Of the $44.0 million of cash consideration, $43.5 million was paid during fiscal 2019 and the remaining will be paid in the future. Of the total purchase consideration of $47.8 million, $21.8 million of net assets were recorded at their fair values. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $26.0 million, of which $13.3 million was assigned to the Stuart Weitzman segment and $12.7 million was assigned to the Kate Spade segment. Refer to Note 7, "Goodwill and Other Intangible Assets" for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Interim Impairment Assessment
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.
During the three months ended March 28, 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. This reduction in both current and future expected cash flows was exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the third quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of March 28, 2020 did not exceed their respective carrying values.
Accordingly, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. The Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. The goodwill and brand intangible impairment charges were recorded within total SG&A expenses on the Company's Condensed Consolidated Statement of Operations for the three and nine months ended March 28, 2020.
The estimated fair value of the Stuart Weitzman reporting unit was based on a weighted average of the income and market approaches. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline companies. The approach, which qualifies as level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments, including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates and valuation multiples derived from comparable publicly traded companies. In considering the excess of the fair value over its carrying value for the Coach and Kate Spade reporting units and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units.
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 29, 2019	$661.8	$640.4	$214.0	$1,516.2
Impairment charges	—	—	(210.7)	(210.7)
Foreign exchange impact	(1.9)	(1.8)	(3.3)	(7.0)
Balance at March 28, 2020	$659.9	$638.6	$—	$1,298.5

Intangible Assets
Intangible assets consist of the following:

	March 28, 2020			June 29, 2019
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(29.2)	$71.3	$100.6	$(24.0)	$76.6
Favorable lease rights(1)	—	—	—	93.1	(34.6)	58.5
Total intangible assets subject to amortization	100.5	(29.2)	71.3	193.7	(58.6)	135.1
Intangible assets not subject to amortization:
Trademarks and trade names(2)	1,309.8	—	1,309.8	1,576.8	—	1,576.8
Total intangible assets	$1,410.3	$(29.2)	$1,381.1	$1,770.5	$(58.6)	$1,711.9

(1)	Refer to Note 3, "Recent Accounting Pronouncements," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(2)	During the three and nine months ended March 28, 2020, the Company recognized a $267.0 million non-cash charge related to the impairment of the Stuart Weitzman indefinite-lived brand.
As of March 28, 2020, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2020	$1.1
Fiscal 2021	6.5
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026 and thereafter	37.7
Total	$71.3

The expected amortization expense above reflects remaining useful lives ranging from approximately 10.1 to 12.3 years for customer relationships.
8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income (loss)	—	—	—	122.3	—	122.3
Other comprehensive income (loss)	—	—	—	—	(5.3)	(5.3)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.8	—	3.2	—	—	3.2
Share-based compensation	—	—	22.4	—	—	22.4
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Cumulative adjustment from adoption of new accounting standard (see Note 3)	—	—	—	20.2	—	20.2
Balance at September 29, 2018	289.8	$2.9	$3,231.1	$163.7	$(88.1)	$3,309.6
Net income (loss)	—	—	—	254.8	—	254.8
Other comprehensive income (loss)	—	—	—	—	(3.4)	(3.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.2	—	3.7	—	—	3.7
Share-based compensation	—	—	21.5	—	—	21.5
Dividends declared ($0.3375 per share)	—	—	—	(97.8)	—	(97.8)
Balance at December 29, 2018	290.0	$2.9	$3,256.3	$320.7	$(91.5)	$3,488.4
Net income (loss)	—	—	—	117.4	—	117.4
Other comprehensive income	—	—	—	—	1.0	1.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	(1.2)	—	—	(1.2)
Share-based compensation	—	—	23.5	—	—	23.5
Dividends declared ($0.3375 per share)	—	—	—	(97.9)	—	(97.9)

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Balance at March 30, 2019	290.1	$2.9	$3,278.6	$340.2	$(90.5)	$3,531.2

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income (loss)	—	—	—	20.0	—	20.0
Other comprehensive income (loss)	—	—	—	—	(12.8)	(12.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	(14.5)	—	—	(14.5)
Share-based compensation	—	—	26.8	—	—	26.8
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($0.3375 per share)	—	—	—	(97.1)	—	(97.1)
Cumulative adjustment from adoption of new accounting standard	—	—	—	(48.9)	—	(48.9)
Balance at September 28, 2019	275.9	$2.8	$3,314.4	$(134.3)	$(96.0)	$3,086.9
Net income (loss)	—	—	—	298.8	—	298.8
Other comprehensive income (loss)	—	—	—	—	11.0	11.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	2.1	—	—	2.1
Share-based compensation	—	—	16.8	—	—	16.8
Dividends declared ($0.3375 per share)	—	—	—	(93.2)	—	(93.2)
Balance at December 28, 2019	276.0	$2.8	$3,333.3	$71.3	$(85.0)	$3,322.4
Net income (loss)	—	—	—	(677.1)	—	(677.1)
Other comprehensive income (loss)	—	—	—	—	(11.7)	(11.7)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	13.2	—	—	13.2
Dividends declared ($0.3375 per share)	—	—	—	(93.2)	—	(93.2)
Balance at March 28, 2020	276.1	$2.8	$3,346.0	$(699.0)	$(96.7)	$2,553.1

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	(0.4)	0.2	(5.2)	—	(5.4)
Less: amounts reclassified from accumulated other comprehensive income to earnings	2.3	—	—	—	2.3
Net current-period other comprehensive income (loss)	(2.7)	0.2	(5.2)	—	(7.7)
Balances at March 30, 2019	$(1.3)	$0.2	$(90.5)	$1.1	$(90.5)

Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	(1.7)	—	(18.3)	—	(20.0)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(8.2)	—	—	1.7	(6.5)
Net current-period other comprehensive income (loss)	6.5	—	(18.3)	(1.7)	(13.5)
Balances at March 28, 2020	$2.0	$(0.5)	$(98.2)	$—	$(96.7)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of ($0.4) million and $0.0 million as of March 28, 2020 and March 30, 2019, respectively. The amounts reclassified from AOCI are net of tax of $4.1 million and ($1.5) million as of March 28, 2020 and March 30, 2019, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balance at March 30, 2019 is net of tax of $(0.6) million. There was no remaining balance at March 28, 2020.

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
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheet as of March 28, 2020:

	March 28, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,970.9	Operating lease right-of-use assets
Finance leases	3.4	Property and equipment, net
Total lease assets	$1,974.3
Liabilities:
Operating leases:
Current lease liabilities	$353.4	Current lease liabilities
Long-term lease liabilities	1,897.3	Long-term lease liabilities
Total operating lease liabilities	$2,250.7
Finance leases:
Current lease liabilities	$0.8	Accrued liabilities
Long-term lease liabilities	4.7	Other liabilities
Total finance lease liabilities	$5.5

Total lease liabilities	$2,256.2

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statement of Operations for the three and nine months ended March 28, 2020:

	Three Months Ended	Nine Months Ended
	March 28, 2020
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.6
Interest on lease liabilities(1)	0.2	0.5
Total finance lease cost	0.4	1.1
Operating lease cost	107.3	324.6
Short-term lease cost	3.5	7.1
Variable lease cost(2)	39.6	151.7
Operating lease right-of-use impairment	27.9	63.7
Less: sublease income	(4.5)	(15.2)
Total net lease cost	$174.2	$533.0

(1)	Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2) Rent concessions negotiated related to Covid-19 are recorded in variable lease expense and have an immaterial impact as of March 28, 2020.
The following table summarizes certain cash flow information related to the Company's leases for the nine months ended March 28, 2020:

Nine Months Ended
March 28, 2020
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$322.8
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	0.6
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	184.7
Right-of-use assets obtained in exchange for finance lease liabilities	—

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a maturity analysis of the Company's lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 28, 2020:

	March 28, 2020
	Operating Leases	Finance Leases	Total
	(millions)
Remainder of Fiscal 2020	$106.4	$0.4	$106.8
Fiscal 2021	413.7	1.4	415.1
Fiscal 2022	371.9	1.4	373.3
Fiscal 2023	326.6	1.4	328.0
Fiscal 2024	276.5	1.4	277.9
Fiscal 2025 and thereafter	1,199.5	1.3	1,200.8
Total lease payments	2,694.6	7.3	2,701.9
Less: imputed interest	(443.9)	(1.8)	(445.7)
Total lease liabilities	$2,250.7	$5.5	$2,256.2

The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of March 28, 2020 are as follows:

March 28, 2020
(millions)
Remainder of Fiscal 2020	$5.2
Fiscal 2021	21.0
Fiscal 2022	19.9
Fiscal 2023	15.9
Fiscal 2024	15.5
Fiscal 2025 and thereafter	187.5
Total sublease income	$265.0

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Condensed Consolidated Balance Sheet as of March 28, 2020:

March 28, 2020
Weighted average remaining lease term (years):
Operating leases	8.72
Finance leases	5.18
Weighted average discount rate:
Operating leases	3.7%
Finance leases	11.3%

Additionally, the Company had approximately $3.3 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 28, 2020.

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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(millions, except per share data)
Net income (loss)	$(677.1)	$117.4	$(358.3)	$494.5

Weighted-average basic shares	276.1	290.0	279.4	289.5
Dilutive securities:
Effect of dilutive securities	0.5	0.9	0.8	1.7
Weighted-average diluted shares	276.6	290.9	280.2	291.2

Net income per share:
Basic	$(2.45)	$0.40	$(1.28)	$1.71
Diluted	$(2.45)	$0.40	$(1.28)	$1.70

Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 28, 2020 and March 30, 2019, there were 13.0 million and 11.3 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(millions)
Share-based compensation expense(1)	$13.2	$23.5	$56.8	$67.4
Income tax benefit related to share-based compensation expense	2.9	4.4	11.8	12.6

(1)
During the nine months ended March 28, 2020, the Company incurred $9.8 million of share-based compensation expense related to its organization-related and integration activities. During the three and nine months ended March 30, 2019, the Company incurred $1.2 million and $2.0 million of share-based compensation expense related to integration activities, respectively.

Stock Options
A summary of stock option activity during the nine months ended March 28, 2020 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 29, 2019	12.4
Granted	5.4
Exercised	—
Forfeited or expired	(0.8)
Outstanding at March 28, 2020	17.0

The weighted-average grant-date fair value of options granted during the nine months ended March 28, 2020 and March 30, 2019 was $3.83 and $9.77, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 28, 2020	March 30, 2019
Expected term (years)	5.1	5.0
Expected volatility	37.6%	30.3%
Risk-free interest rate	1.5%	3.1%
Dividend yield	6.4%	3.1%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 28, 2020 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 29, 2019	3.3
Granted	4.0
Vested	(1.4)
Forfeited	(0.5)
Non-vested at March 28, 2020	5.4

The weighted-average grant-date fair value of share awards granted during the nine months ended March 28, 2020 and March 30, 2019 was $21.34 and $49.87, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 28, 2020 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 29, 2019	0.9
Granted	0.6
Change due to performance condition achievement	—
Vested	(0.3)
Forfeited	(0.1)
Non-vested at March 28, 2020	1.1

The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 28, 2020 and March 30, 2019 was $21.30 and $50.35, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 28, 2020	June 29, 2019
	(millions)
Current debt:
Capital lease obligations	$—	$0.8
Note Payable	11.5	—
Total current debt	$11.5	$0.8

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	—	11.4
Capital lease obligations(1)	—	5.3
Total long-term debt	1,600.0	1,616.7
Less: Unamortized discount and debt issuance costs on Senior Notes	(12.8)	(14.8)
Total long-term debt, net	$1,587.2	$1,601.9

(1)	Refer to Note 3, "Recent Accounting Pronouncements," for further information.
During the three and nine months ended March 28, 2020, the Company recognized interest expense related to its debt of $16.7 million and $50.2 million, respectively. During the three and nine months ended March 30, 2019, the Company recognized interest expense related to its debt of $16.7 million and $50.1 million, respectively.
Revolving Credit Facility
On October 24, 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024. The Revolving Credit Facility refinanced and replaced the Company’s unsecured revolving facility dated May 30, 2017. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below. There were no outstanding borrowings on the Revolving Credit Facility as of March 28, 2020. On March 30, 2020, the Company borrowed $700.0 million in the aggregate under the Revolving Credit Facility. Refer to Note 2, "Basis of Presentation and Organization" and Note 18, "Subsequent Events" for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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
At March 28, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $556.7 million, $388.5 million, and $474.2 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At June 29, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $629.6 million, $398.6 million and $605.5 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures in China, the Company has an outstanding Note Payable of $11.5 million and $11.4 million as of March 28, 2020 and June 29, 2019, respectively, to the other partner of the Kate Spade Joint Ventures, to be paid in fiscal 2021.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 28, 2020 and June 29, 2019:

	Level 1		Level 2
	March 28, 2020	June 29, 2019	March 28, 2020	June 29, 2019
	(millions)
Assets:
Cash equivalents(1)	$293.6	$454.3	$0.3	$0.4
Short-term investments:
Time deposits(2)	—	—	0.6	0.6
Commercial paper(2)	—	—	—	17.9
Government securities - U.S.(2)	—	102.6	—	—
Corporate debt securities - U.S.(2)	—	—	102.2	95.8
Corporate debt securities - non U.S.(2)	—	—	42.9	37.3
Other	—	—	9.9	10.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	4.7	1.1
Intercompany loan and payable hedges(3)	—	—	2.0	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	2.5	4.9
Intercompany loan and payable hedges(3)	—	—	2.4	0.1

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
During the three months ended March 28, 2020, the Company recorded a full impairment of $267.0 million to the Stuart Weitzman indefinite-lived brand intangibles, and a full impairment of $210.7 million to goodwill pertaining to the Stuart Weitzman reporting unit. Refer to Note 7, "Goodwill and Other Intangible Assets" for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Furthermore, when the Company evaluates its long-lived assets for impairment, the assessment is performed for the related asset group that represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. This determination requires a significant amount of judgment, and is dependent on the Company's overall operating strategy. The Company historically grouped select flagship locations with other stores located within the geographic area surrounding the flagship store as the Company believed the assets of the related group benefited from the Company's investments in the flagship location. Beginning in fiscal 2020, the Company began to (i) evaluate select flagship store closures across all brands, (ii) be more selective about new store openings as it focuses on store productivity and (iii) invest more significantly in growing its digital business and capabilities. Following this shift in strategy, during the quarter ended September 28, 2019, the Company determined for these certain flagship locations that the individual store represents the lowest level of independent identifiable cash flows.
As a result, the Company identified impairment indicators at certain flagship store locations and recorded lease ROU assets and property and equipment asset impairment charges. In addition, during the third quarter of fiscal 2020, the Company identified impairment indicators at various store locations globally as a result of the Covid-19 pandemic. The fair value of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.
During the three months and nine months ended March 28, 2020, the Company recorded $46.7 million and $86.5 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the three months and nine months ended March 28, 2020, the Company recorded $27.9 million and $63.7 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019:

	March 28, 2020			June 29, 2019
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$17.9	$—	$17.9
Government securities - U.S.(2)	—	—	—	102.6	—	102.6
Corporate debt securities - U.S.(2)	102.2	—	102.2	95.8	—	95.8
Corporate debt securities - non-U.S.(2)	42.9	—	42.9	37.3	—	37.3
Available-for-sale investments, total	$145.1	$—	$145.1	$253.6	$—	$253.6
Other:
Time deposits(1)	0.6	—	0.6	0.6	—	0.6
Other	9.9	0.1	10.0	10.4	0.1	10.5
Total Investments	$155.6	$0.1	$155.7	$264.6	$0.1	$264.7

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of March 28, 2020 have maturity dates between calendar years 2020 and 2021 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended March 28, 2020 and June 29, 2019.
15. INCOME TAXES
The effective tax rate for the nine months ended March 28, 2020, was calculated based on year to date results. The Company normally calculates the rate based on annual forecasted results (“annual effective tax rate method”). However, given the rapidly evolving Covid-19 pandemic and the difficulty predicting the full magnitude of the effects on the Company's forecasted results, it was determined that the historical method of calculating the provision for income taxes during interim reporting periods would not provide a reliable estimate for the period ended March 28, 2020.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Company's effective tax rate for the nine months ended March 28, 2020, was (10.8%) as compared to 18.6% for the nine months ended March 30, 2019. The negative rate resulted from tax expense being recorded on an overall operating loss for the period ended March 28, 2020. The decrease in the effective tax rate was primarily attributable to certain goodwill and trade name impairments that were non-deductible for tax purposes and the overall decline in revenue.
On March 27, 2020, H.R. 748, known as the CARES Act, was enacted. The provisions of the Act most applicable to the Company are the modification to allow for a five-year carryback of net operating losses and the technical amendment allowing businesses to claim an immediate deduction for costs associated with qualified improvement property. Given the Company’s approach for reporting its effective tax rate for the nine months ended March 28, 2020, based on year to date results, neither of these provisions materially impacted the Company’s rate for the period ended March 28, 2020.
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $33.2 million and $34.5 million outstanding at March 28, 2020 and June 29, 2019, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of March 28, 2020 related to debt repayments. Refer to Note 12, "Debt," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes segment performance for the three and nine months ended March 28, 2020 and March 30, 2019:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended March 28, 2020
Net sales	$772.5	$249.5	$50.7	$—	$1,072.7
Gross profit(2)	475.7	122.5	18.0	—	616.2
Operating income (loss)	38.1	(91.3)	(530.7)	(101.6)	(685.5)
Income (loss) before provision for income taxes	38.1	(91.3)	(530.7)	(121.1)	(705.0)
Depreciation and amortization expense(3)	42.0	42.1	487.5	13.6	585.2
Additions to long-lived assets(4)	21.5	19.2	3.0	7.0	50.7

Three Months Ended March 30, 2019
Net sales	$965.0	$281.1	$85.3	$—	$1,331.4
Gross profit	691.7	177.9	46.3	—	915.9
Operating income (loss)	238.9	7.1	(14.1)	(122.1)	109.8
Income (loss) before provision for income taxes	238.9	7.1	(14.1)	(136.7)	95.2
Depreciation and amortization expense(3)	31.8	14.7	4.3	12.8	63.6
Additions to long-lived assets(4)	17.3	15.2	4.7	30.6	67.8

Nine Months Ended March 28, 2020
Net sales	$3,008.3	$985.4	$252.9	$—	$4,246.6
Gross profit(2)	2,030.6	576.4	133.4	—	2,740.4
Operating income (loss)	620.4	(30.6)	(540.4)	(320.2)	(270.8)
Income (loss) before provision for income taxes	620.4	(30.6)	(540.4)	(372.8)	(323.4)
Depreciation and amortization expense(3)	121.1	84.1	505.2	39.8	750.2
Additions to long-lived assets(4)	66.2	54.5	13.3	38.9	172.9

Nine Months Ended March 30, 2019
Net sales	$3,174.3	$1,034.9	$304.2	$—	$4,513.4
Gross profit	2,231.5	658.0	165.0	—	3,054.5
Operating income (loss)	848.4	140.1	(21.9)	(318.0)	648.6
Income (loss) before provision for income taxes	848.4	140.1	(21.9)	(359.3)	607.3
Depreciation and amortization expense(3)	98.9	43.3	12.4	36.5	191.1
Additions to long-lived assets(4)	50.6	53.8	8.5	71.3	184.2

(1)
Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.

(2)
Gross profit reflects charges recorded within Cost of sales of $61.9 million within the Coach segment, $32.3 million within the Kate Spade segment and $9.8 million within the Stuart Weitzman segment for the three and nine months ended March 28, 2020 as a result of establishing inventory reserves directly related to the expected impact of Covid-19 on the Company's future sales projections. The non-cash portion of these charges are presented within Impairment charges on the Condensed Consolidated Statement of Cash Flows.

(3)
Depreciation and amortization expense includes $0.2 million of integration costs recorded within the Kate Spade segment for the nine months ended March 28, 2020 and $0.1 million and $1.3 million for the three and nine months ended March 30, 2019, respectively. Depreciation and amortization expense includes impairment charges of $11.9 million for Coach, $21.0 million for Kate Spade and $482.4 million for Stuart Weitzman for the three months ended March 28, 2020, as a result of impairment of Stuart Weitzman intangible assets as well as store impairments due to the Covid-19 pandemic. Depreciation

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

and amortization expense includes impairment charges of $31.4 million for Coach, $33.0 million for Kate Spade and $490.7 million for Stuart Weitzman for the nine months ended March 28, 2020. Refer to Note 7, "Goodwill and Other Intangible Assets" and Note 13, "Fair Value Measurements," for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(4)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which include a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

18. SUBSEQUENT EVENTS
On March 25, 2020, the Company elected to draw down $700 million in the aggregate under the Revolving Credit Facility. The draw down was funded to the Company on March 30, 2020. The Company elected to borrow under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the Covid-19 outbreak. The draw-down proceeds from the Credit Agreement are expected to be held on the Company’s balance sheet and may be used for general corporate purposes.
Furthermore, in response to the Covid-19 pandemic, the Company has taken other actions to reinforce its liquidity and financial flexibility. Specific actions that the Company is undertaking include, but are not limited to, actively reducing non-essential SG&A expense, reducing corporate compensation, terminating 2,100 part-time store associates, tightly managing inventory, reducing capital expenditures, in addition to suspending its quarterly dividend and all share repurchases for the foreseeable future which was announced during the third fiscal quarter. Refer to Note 2, "Basis of Presentation and Organization" for further information.

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
Recent Developments and Initiatives
Strategic Initiatives
Tapestry began fiscal 2020 with a focus on profitable growth through innovation, global expansion, investing in digital capabilities, and harnessing the power of a multi-brand model. However, in December 2019, a novel strain of coronavirus ("Covid-19") was reported to have surfaced and officially declared a global pandemic by the World Health Organization on March 11, 2020. The virus has had significant impacts on our business globally. As a result, while the Company remains confident in its long-term strategy, its short-term focus has pivoted towards adapting to these challenges.
Covid-19 Pandemic
The Covid-19 virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Consequently, the spread of Covid-19 has caused significant global business disruptions, including full and partial store closures. Tapestry temporarily closed the majority of its stores on mainland China in January 2020, which have all been reopened by April 2020. Tapestry temporarily closed all directly operated stores in North America and Europe as of March 2020, as well as some stores in the Asia-Pacific region by April 2020, to help reduce the spread of Covid-19. Many of our wholesale and licensing partners have also been impacted by the spread of the virus, resulting in decreased demand and shipments through this channel.
In response to this challenging environment, the Company's focus is on the following actions:
A Focus on Revenue

•	Re-opening stores in China as quickly as possible, while following governmental and public health guidelines; and

•	Aggressively leaning into the global digital opportunity for all brands. Ensuring that our e-commerce platforms and distribution centers remain operational across all major regions.

Eliminating Non-Essential Operating Costs Across All Key Areas of Spend

•
Driving SG&A savings through the right-sizing of marketing expenses to adjust to the lower revenue base, while maintaining a focus on digital; reducing fixed costs such as rent; driving procurement savings, including reducing external third party services.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•	Tightly managing inventories by reflowing late spring and early summer product introductions and cancelling inventory receipts for late summer/early fall 2020; and

•	Reducing capital expenditures by delaying or cancelling new store openings, while prioritizing investment in high-return projects aligned with the multi-year growth agenda, notably in digital.
Preserving Liquidity

•	Drawing down $700 million from its $900 million Revolving Credit Facility to add to cash balances;

•	Suspending its quarterly cash dividend beginning in the fourth quarter of fiscal 2020; and

•	Suspending its share repurchase program.
Addressing Organizational Costs

•	Reducing our retail workforce in North America by approximately 2,100 part-time store associates across the three brands;

•	Applying for available government payroll subsidy programs in various countries to mitigate payroll expense;

•
A 50% reduction in cash compensation for the Board of Directors, a 50% reduction of salary for its Chairman and Chief Executive Officer Jide Zeitlin, and salary reductions of 5% to 20%, depending on salary level, for all North America corporate employees above a certain salary threshold. Tapestry plans to achieve similar compensation reductions outside North America through similar measures;

•	Cancellation of our Annual Incentive Plan for fiscal year 2020, which will result in no bonuses being paid for the current fiscal year; and

•	Elimination of merit salary increases for all employees for fiscal year 2021.
In addition, we are working to identify long-term efficiency opportunities by accelerating the work that was already underway as part of our multi-year growth agenda. As part of this initiative, to create an agile operating model, we anticipate making additional changes in the short-term which will result in a streamlined organization, including reductions in the corporate workforce. We believe that these actions will result in further cost savings and will enable Tapestry to be more responsive to the rapidly changing retail environment.
The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
Fiscal 2020 Impairments
During fiscal 2020, Stuart Weitzman results continued to be negatively impacted by trailing impacts of operational challenges which occurred in 2018. While the Company addressed these challenges through investment in talent, operational process improvements, and a focus on the fashion sensibility of the core design aesthetic, the Brand experienced a reduction in demand. This reduction in cash flows as well as future expected cash flows was exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. During the third quarter of fiscal 2020, the Company recorded $210.7 million of impairment charges to goodwill and $267.0 million of impairment charges to indefinite-lived brand intangible assets for the Stuart Weitzman reporting unit. Refer to "Critical Accounting Policies and Estimates," herein, for further information.
During the first quarter and third quarter of fiscal 2020, the Company recorded $75.6 million and $75.1 million, respectively, of impairment charges related to store assets, inclusive of lease assets as well as purchase commitments. Impairment charges recorded in the first quarter related to an accounting policy change made in conjunction with the adoption of the new lease accounting standard, whereas the impairment charges recorded in the third quarter were primarily driven by lower cash flows due to Covid-19. Refer to Note 13, "Fair Value Measurements," and Note 17, "Segment Information," for further information.
During the third quarter of fiscal 2020, the Company recorded $104.0 million of increases in inventory reserves, similarly driven by current and expected changes to operations as a result of Covid-19.

Corporate and Retail Workforce Reduction
As part of Tapestry’s multi-year growth agenda, the Company announced additional actions to streamline its organization, including reductions in its corporate and retail workforce. In aggregate, the Company expects to incur pre-tax charges associated with these actions of approximately $55-$70 million, primarily related to cash severance costs, which will be reflected beginning in the fourth quarter of fiscal 2020, and are expected to be completed by the end of fiscal 2021. These charges will be recorded within SG&A expenses. These actions will allow Tapestry to emerge as a global, consumer-centric company, with a more agile organizational structure that will be more responsive to the rapidly changing retail environment.
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
Organization-related and Integration Costs
During fiscal 2019, the Company acquired certain distributors for the Kate Spade and Stuart Weitzman brands. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result of these acquisitions, the Company incurred charges related to the integration of the businesses. These charges are primarily associated with organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments. The Company currently estimates that it will incur approximately $5 million in pre-tax charges, of which the majority are expected to be cash charges, for the remainder of fiscal 2020.
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
As previously noted, Covid-19 was officially declared a global pandemic by the World Health Organization in March 2020. The virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in full and partial store closures globally, causing a significant reduction in sales in the third quarter of fiscal 2020, with some level of ongoing closures anticipated. Covid-19 may also cause disruptions in the Company’s supply chain, resulting in facility closures, labor instability, potential inability to source raw materials and disrupted operating procedures in attempts to curb the spread of Covid-19 within our third-party manufacturers, distribution centers, and other vendors. The Company’s e-commerce sites continue to operate, subject to the local guidance related to Covid-19 surrounding our distribution centers.
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. There is uncertainty around the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to make adjustments to our operating plan. Refer to Part II, Item 1A. “Risk Factors” for further information.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that global expansion has declined significantly in the last year and the outbreak of the Covid-19 pandemic has negatively shocked the global economy, contributing to further anticipated declines for the remainder of calendar 2020. These organizations expect the economy to recover slightly next year, under the assumption that economic activity begins to normalize paired with support from local policymakers. Even so, the current global outlook remains uncertain as projected recoveries are critically dependent on the return of consumer and investor confidence through a fading pandemic as well as effective policy support. Consequently, it is still too early to understand the magnitude and kind of sustained impact Covid-19 will have on consumer discretionary spending.
Furthermore, currency volatility, political instability and potential changes to trade agreements may contribute to a worsening of the macroeconomic environment. During fiscal 2020, Hong Kong SAR, China has been the subject of worsening political unrest, as demonstrated through ongoing public demonstrations and protests, which has impacted and is expected to continue to impact our business. Furthermore, during fiscal 2019 and continuing into fiscal 2020, the Trump Administration and China have both imposed new tariffs on the importation of certain product categories into the respective country. We expect these changes to have a modest impact on gross margin in fiscal 2020. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting a 2 year negotiation period with the E.U., which was subsequently extended to January 31, 2020. The U.K. officially terminated its membership of the E.U. on January 31, 2020 under the terms of a withdrawal agreement concluded between the U.K. and E.U. and has now entered into a transition phase until December 31, 2020. During the transition phase, the U.K. will generally continue operating as if it were still a member of the E.U. Trade talks between the E.U. and U.K., to determine their future relationship, are still underway. If a trade deal is not reached by December 31, 2020, absent a request by June 30, 2020 to extend the transition period, the U.K. can expect checks and tariffs on products going to and coming from the E.U. beginning on January 1, 2021.
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

THIRD QUARTER FISCAL 2020 COMPARED TO THIRD QUARTER FISCAL 2019
The following table summarizes results of operations for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,072.7	100.0%	$1,331.4	100.0%	$(258.7)	(19.4)%
Gross profit	616.2	57.4	915.9	68.8	(299.7)	(32.7)
SG&A expenses	1,301.7	NM	806.1	60.6	495.6	61.5
Operating income (loss)	(685.5)	(63.9)	109.8	8.2	(795.3)	NM
Interest expense, net	13.5	1.3	10.6	0.8	2.9	26.6
Other expense (income)	6.0	0.6	4.0	0.3	2.0	51.7
Provision for income taxes	(27.9)	(2.6)	(22.2)	(1.7)	(5.7)	(25.2)
Net income (loss)	(677.1)	(63.1)	117.4	8.8	(794.5)	NM
Net income (loss) per share:
Basic	$(2.45)		$0.40		$(2.85)	NM
Diluted	$(2.45)		$0.40		$(2.85)	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2020 and fiscal 2019 reflect the costs attributable to the ERP system implementation efforts, organization-related, integration and acquisition costs and impairment charges, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Third Quarter Fiscal 2020 Items

	Three Months Ended March 28, 2020
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	475.7	—	—	(61.9)	537.6
Kate Spade	122.5	—	—	(32.3)	154.8
Stuart Weitzman	18.0	—	—	(9.8)	27.8
Gross profit(1)	$616.2	$—	$—	$(104.0)	$720.2

Coach	437.6	—	—	16.4	421.2
Kate Spade	213.8	—	0.3	41.5	172.0
Stuart Weitzman	548.7	—	0.2	485.8	62.7
Corporate	101.6	2.8	2.9	—	95.9
SG&A expenses	$1,301.7	$2.8	$3.4	$543.7	$751.8

Coach	38.1	—	—	(78.3)	116.4
Kate Spade	(91.3)	—	(0.3)	(73.8)	(17.2)
Stuart Weitzman	(530.7)	—	(0.2)	(495.6)	(34.9)
Corporate	(101.6)	(2.8)	(2.9)	—	(95.9)
Operating income (loss)	$(685.5)	$(2.8)	$(3.4)	$(647.7)	$(31.6)

Provision for income taxes	(27.9)	(0.7)	(2.5)	(49.4)	24.7
Net income (loss)	$(677.1)	$(2.1)	$(0.9)	$(598.3)	$(75.8)
Net income (loss) per diluted common share	$(2.45)	$(0.01)	$—	$(2.17)	$(0.27)

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the third quarter of fiscal 2020 the Company incurred charges as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Organization-related and Integration costs - Total charges represent integration costs primarily related to professional fees. Refer to the "Executive Overview" herein and Note 5, "Integration," for more information regarding integration costs.

•
Impairment - Total charges are primarily due to impairment charges on the indefinite-lived brand intangible asset and goodwill for Stuart Weitzman, impairment charges on property and equipment assets and lease ROU assets, as well as increases in inventory reserves. Refer to Note 7, "Goodwill and Other Intangible Assets," Note 13, "Fair Value Measurements," and Note 17, "Segment Information," for further information.

These actions taken together increased the Company's SG&A expenses by $549.9 million, Cost of sales by $104.0 million and reduced Provision for income taxes by $52.6 million, negatively impacting Net income by $601.3 million or $2.18 per diluted share.

Third Quarter Fiscal 2019 Items

	Three Months Ended March 30, 2019
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	691.7	—	—	—	691.7
Kate Spade	177.9	—	(4.3)	—	182.2
Stuart Weitzman	46.3	—	(0.7)	—	47.0
Gross profit(1)	$915.9	$—	$(5.0)	$—	$920.9

SG&A expenses
Coach	452.8	—	5.5	—	447.3
Kate Spade	170.8	—	3.0	—	167.8
Stuart Weitzman	60.4	—	0.1	—	60.3
Corporate	122.1	14.7	7.0	—	100.4
SG&A expenses	$806.1	$14.7	$15.6	$—	$775.8

Operating income (loss)
Coach	238.9	—	(5.5)	—	244.4
Kate Spade	7.1	—	(7.3)	—	14.4
Stuart Weitzman	(14.1)	—	(0.8)	—	(13.3)
Corporate	(122.1)	(14.7)	(7.0)	—	(100.4)
Operating income (loss)	$109.8	$(14.7)	$(20.6)	$—	$145.1

Provision for income taxes	(22.2)	(3.7)	(2.4)	(24.9)	8.8
Net income (loss)	$117.4	$(11.0)	$(18.2)	$24.9	$121.7
Net income (loss) per diluted common share	$0.40	$(0.05)	$(0.06)	$0.09	$0.42

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the third quarter of fiscal 2019, the Company incurred the following:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•	Integration & Acquisition - Total charges represent integration and acquisition costs related to organization-related costs, limited life purchase accounting adjustments and professional fees.
Refer to the "Executive Overview" herein and Note 5, "Integration," for more information.

•	Impact of Tax Legislation - Total benefit primarily due to the transition tax related to foreign earnings deemed to be repatriated.
These actions taken together increased the Company's Cost of sales by $5.0 million, SG&A expenses by $30.3 million and decreased Provision for income taxes by $31.0 million, negatively impacting Net income by $4.3 million or $0.02 per diluted share.

Tapestry, Inc. Summary – Third Quarter of Fiscal 2020
Currency Fluctuation Effects
The change in net sales and gross margin for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the third quarter of fiscal 2020 decreased 19.4% or $258.7 million to $1.07 billion. Excluding the effects of foreign currency, net sales decreased by 19.4% or $259.0 million. Excluding the effects of foreign currency, the net sales decrease was driven by Coach, Stuart Weitzman and Kate Spade.
Gross Profit
Gross profit decreased 32.7% or $299.7 million to $616.2 million in the third quarter of fiscal 2020 from $915.9 million in the third quarter of fiscal 2019. Gross margin for the third quarter of fiscal 2020 was 57.4% as compared to 68.8% in the third quarter of fiscal 2019. Excluding items affecting comparability of $104.0 million and $5.0 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit decreased 21.8% or $200.7 million to $720.2 million in the third quarter of fiscal 2020, and gross margin decreased 210 basis points to 67.1% compared to 69.2% in the third quarter of fiscal 2019. This decrease in gross profit was driven by a decrease in Coach of $154.1 million, in Kate Spade of $27.4 million and in Stuart Weitzman of $19.2 million.
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
SG&A expenses, which include the impairment of goodwill and intangible assets as well as other expenses, increased 61.5% or $495.6 million to $1.30 billion in the third quarter of fiscal 2020 as compared to $806.1 million in the third quarter of fiscal 2019. Excluding items affecting comparability of $549.9 million and $30.3 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 3.1% or $24.0 million to $751.8 million from the third quarter of fiscal 2019. This decrease was primarily due to a decrease in Coach of $26.1 million and Corporate expenses of $4.5 million, partially offset by increases in Kate Spade of $4.2 million and Stuart Weitzman of $2.4 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 16.8% or $20.5 million to $101.6 million in the third quarter of fiscal 2020 as compared to $122.1 million in the third quarter of fiscal 2019. Excluding items affecting comparability of $5.7 million and $21.7 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 4.5% or $4.5 million to $95.9 million in the third quarter of fiscal 2020 as compared to $100.4 million in the third quarter of fiscal 2019. This decrease in SG&A expenses was primarily driven by lower compensation costs.
Operating Income (Loss)
Operating income decreased $795.3 million to an operating loss of $685.5 million in the third quarter of fiscal 2020 as compared to operating income of $109.8 million in the third quarter of fiscal 2019. Operating margin was (63.9)% in the third quarter of fiscal 2020 as compared to 8.2% in the third quarter of fiscal 2019. Excluding items affecting comparability of $653.9 million and $35.3 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, operating income decreased $176.7 million to an operating loss of $31.6 million in the third quarter of fiscal 2020 from an operating income of $145.1 million in the third quarter of fiscal 2019; and operating margin decreased to (2.9)% in the third quarter of fiscal 2020 as compared to 10.9% in the third quarter of fiscal 2019. The decrease in operating income was primarily driven by decreases within Coach of $128.0 million, Kate Spade of $31.6 million and Stuart Weitzman of $21.6 million, partially offset by a decrease in Corporate expenses of $4.5 million.
Interest Expense, net
Interest expense, net increased 26.6% or $2.9 million to $13.5 million in the third quarter of fiscal 2020 as compared to $10.6 million in the third quarter of fiscal 2019.
Other Expense (Income)
Other expense increased $2.0 million to $6.0 million in the third quarter of fiscal 2020 as compared to expense of $4.0 million in the third quarter of fiscal 2019. The increase in other expense is related to an increase in foreign exchange losses.

Provision for Income Taxes
The effective tax rate was 4.0% in the third quarter of fiscal 2020 as compared to (23.4)% in the third quarter of fiscal 2019. Excluding items affecting comparability, the effective tax rate was (48.2)% in the third quarter of 2020 as compared to 6.8% in the third quarter of fiscal 2019. The decrease in our effective tax rate was primarily attributable to a decline in revenue.
Net Income (Loss)
Net income decreased $794.5 million to a net loss of $677.1 million in the third quarter of fiscal 2020 as compared to a net income of $117.4 million in the third quarter of fiscal 2019. Excluding items affecting comparability, net income decreased $197.5 million to a net loss of $75.8 million in the third quarter of fiscal 2020 as compared to a net income of $121.7 million in the third quarter of fiscal 2019. This decrease was primarily due to lower operating income.
Net Income (Loss) per Share
Net loss per diluted share was $2.45 in the third quarter of fiscal 2020 as compared to net income per diluted share of $0.40 in the third quarter of fiscal 2019. Excluding items affecting comparability, net loss per diluted share was $0.27 in the third quarter of fiscal 2020 as compared to net income per diluted share of $0.42 in the third quarter of fiscal 2019. This change was primarily due to lower net income.
Segment Performance - Third Quarter of Fiscal 2020
The following tables summarize results of operations by reportable segment for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Three Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$772.5	100.0%	$965.0	100.0%	$(192.5)	(20.0)%
Gross profit	475.7	61.6	691.7	71.7	(216.0)	(31.2)
SG&A expenses	437.6	56.6	452.8	46.9	(15.2)	(3.3)
Operating income (loss)	38.1	4.9	238.9	24.8	(200.8)	(84.0)
Coach Net Sales decreased 20.0% or $192.5 million to $772.5 million in the third quarter of fiscal 2020. Coach net sales for the third quarter of fiscal 2020 were not materially impacted by foreign currency. This decrease in net sales is primarily attributed to a net decline of $187.0 million in retail sales globally due to full and partial store closures related to the Covid-19 outbreak, which was partially offset by an increase in e-commerce sales in North America and mainland China. Wholesale sales also declined $6.8 million due to lower demand as a result of the Covid-19 outbreak.
Coach Gross Profit decreased 31.2% or $216.0 million to $475.7 million in the third quarter of fiscal 2020 from $691.7 million in the third quarter of fiscal 2019. Gross margin decreased to 61.6% in the third quarter of fiscal 2020 from 71.7% in the third quarter of fiscal 2019. Excluding items affecting comparability of $61.9 million in the third quarter of fiscal 2020, gross profit decreased 22.3% or $154.1 million to $537.6 million from $691.7 million in the third quarter of fiscal 2019. Gross margin decreased 210 basis points to 69.6% from 71.7% in the third quarter of fiscal 2019. Excluding the impact of foreign currency in both periods, gross margin decreased 170 basis points. This decrease in gross margin was primarily due to the impact of product costing and unfavorable channel mix.
Coach SG&A Expenses decreased 3.3% or $15.2 million to $437.6 million in the third quarter of fiscal 2020 as compared to $452.8 million in the third quarter of fiscal 2019. SG&A expenses as a percentage of net sales increased to 56.6% during the third quarter of fiscal 2020 from 46.9% during the third quarter of fiscal 2019. Excluding items affecting comparability of $16.4 million and $5.5 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 5.8% or $26.1 million to $421.2 million during the third quarter of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 54.5% in the third quarter of fiscal 2020 from 46.3% in the third quarter of fiscal 2019. This decrease in SG&A expenses was driven by lower variable selling costs.
Coach Operating Income decreased 84.0% or $200.8 million to $38.1 million in the third quarter of fiscal 2020, resulting in an operating margin of 4.9%, as compared to $238.9 million and 24.8%, respectively, in the third quarter of fiscal 2019. Excluding items affecting comparability, Coach operating income decreased 52.4% or $128.0 million to $116.4 million from $244.4 million in the third quarter of fiscal 2019; and operating margin was 15.1% in the third quarter of fiscal 2020 as compared to 25.3% in the third quarter of fiscal 2019. This decrease in operating income was primarily due to lower gross profit, partially offset by lower SG&A expenses.
Kate Spade

	Three Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$249.5	100.0%	$281.1	100.0%	$(31.6)	(11.2)%
Gross profit	122.5	49.1	177.9	63.3	(55.4)	(31.2)
SG&A expenses	213.8	85.7	170.8	60.8	43.0	25.1
Operating income (loss)	(91.3)	(36.6)	7.1	2.5	(98.4)	NM
Kate Spade Net Sales decreased 11.2% or $31.6 million to $249.5 million in the third quarter of fiscal 2020. Excluding the favorable impact of foreign currency, net sales decreased 11.4% or $32.1 million. This decrease is primarily due to a decline of $29.3 million in retail sales mainly in North America due to full and partial store closures related to the Covid-19 outbreak. Furthermore, wholesale sales declined $3.7 million due to lower demand as a result of the Covid-19 outbreak.
Kate Spade Gross Profit decreased 31.2% or $55.4 million to $122.5 million in the third quarter of fiscal 2020 from $177.9 million in the third quarter of fiscal 2019. Gross margin decreased to 49.1% in the third quarter of fiscal 2020 from 63.3% in the third quarter of fiscal 2019. Excluding items affecting comparability of $32.3 million and $4.3 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, gross profit decreased 15.0% or $27.4 million to $154.8 million from $182.2 million in the third quarter of fiscal 2019, and gross margin decreased 280 basis points to 62.0% from 64.8% in the third quarter of fiscal 2019. This decrease in gross margin is primarily due to promotional activity, unfavorable channel mix and the impact of directly operating the footwear business.
Kate Spade SG&A Expenses increased 25.1% or $43.0 million to $213.8 million in the third quarter of fiscal 2020 as compared to $170.8 million in the third quarter of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 85.7% during the third quarter of fiscal 2020 as compared to 60.8% during the third quarter of fiscal 2019. Excluding items affecting comparability of $41.8 million and $3.0 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 2.4% or $4.2 million to $172.0 million during the third quarter of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 68.9% in the third quarter of fiscal 2020 from 59.8% in the third quarter of fiscal 2019. This increase in SG&A expenses of $4.2 million was due to the timing of store impairment charges, partially offset by lower variable selling costs.
Kate Spade Operating Income decreased $98.4 million to operating loss of $91.3 million in the third quarter of fiscal 2020, resulting in an operating margin of (36.6)%, as compared to an operating income of $7.1 million and operating margin of 2.5% in the third quarter of fiscal 2019. Excluding items affecting comparability, Kate Spade operating income decreased $31.6 million to an operating loss of $17.2 million from an operating income of $14.4 million in the third quarter of fiscal 2019; and operating margin was (6.9)% in the third quarter of fiscal 2020 as compared to 5.0% in the third quarter of fiscal 2019. This decrease in operating income was due to lower gross profit and higher SG&A expenses.
Stuart Weitzman

	Three Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$50.7	100.0%	$85.3	100.0%	$(34.6)	(40.4)%
Gross profit	18.0	35.4	46.3	54.3	(28.3)	(61.2)
SG&A expenses	548.7	NM	60.4	70.8	488.3	NM
Operating income (loss)	(530.7)	NM	(14.1)	(16.5)	(516.6)	NM
Stuart Weitzman Net Sales decreased 40.4% or $34.6 million to $50.7 million in the third quarter of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales decreased 40.0% or $34.1 million. This decrease was primarily due to lower shipments in the wholesale business of $17.5 million and a decline in the retail business of $16.1 million, both of which were primarily due to a decline in demand as a result of the Covid-19 outbreak.
Stuart Weitzman Gross Profit decreased 61.2% or $28.3 million to $18.0 million during the third quarter of fiscal 2020 from $46.3 million in the third quarter of fiscal 2019. Gross margin decreased to 35.4% in the third quarter of fiscal 2020 from 54.3% in the third quarter of fiscal 2019. Excluding items affecting comparability of $9.8 million and $0.7 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, Stuart Weitzman gross profit decreased 40.9% or $19.2 million to $27.8 million from $47.0 million in the third quarter of fiscal 2019, and gross margin decreased 50 basis points to 54.7% from 55.2% in the third quarter of fiscal 2019. Excluding the impact of foreign currency, gross margin decreased 180 basis points primarily due to unfavorable channel mix.
Stuart Weitzman SG&A Expenses increased $488.3 million to $548.7 million in the third quarter of fiscal 2020 as compared to $60.4 million in the third quarter of fiscal 2019. Excluding items affecting comparability of $486.0 million and $0.1 million in the third quarter of fiscal 2020 and fiscal 2019, respectively, SG&A expenses increased 4.3% or $2.4 million to $62.7 million during the third quarter of fiscal 2020 from $60.3 million during the third quarter of fiscal 2019. This increase is primarily due to increased bad debt reserves in addition to new store openings in China and the direct ownership of the businesses in Australia. This increase in SG&A expenses was partially offset by lower marketing expenses and compensation.
Stuart Weitzman Operating Loss increased $516.6 million to $530.7 million in the third quarter of fiscal 2020, as compared to an operating loss of $14.1 million in the third quarter of fiscal 2019. Excluding items affecting comparability, Stuart Weitzman operating loss increased $21.6 million to $34.9 million from an operating loss of $13.3 million in the third quarter of fiscal 2019. This increase in operating loss was primarily due to lower gross profit.

FIRST NINE MONTHS FISCAL 2020 COMPARED TO FIRST NINE MONTHS FISCAL 2019
The following table summarizes results of operations for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,246.6	100.0%	$4,513.4	100.0%	$(266.8)	(5.9)%
Gross profit	2,740.4	64.5	3,054.5	67.7	(314.1)	(10.3)
SG&A expenses	3,011.2	70.9	2,405.9	53.3	605.3	(25.2)
Operating income (loss)	(270.8)	(6.4)	648.6	14.4	(919.4)	NM
Interest expense, net	39.8	0.9	36.9	0.8	2.9	7.6
Other expense (income)	12.8	0.3	4.4	0.1	8.4	NM
Provision for income taxes	34.9	0.8	112.8	2.5	(77.9)	(69.1)
Net income (loss)	(358.3)	(8.4)	494.5	11.0	(852.8)	NM
Net income (loss) per share:
Basic	$(1.28)		$1.71		$(2.99)	NM
Diluted	$(1.28)		$1.70		$(2.98)	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2020 and fiscal 2019 reflect the impact of the costs attributable to the ERP system implementation efforts, organization-related, integration and acquisition costs, impairment charges and the impact of the new tax legislation, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP Measures.

First Nine Months of Fiscal 2020 Items

	Nine Months Ended March 28, 2020
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	2,030.6	—	(0.1)	(61.9)	2,092.6
Kate Spade	576.4	—	(1.2)	(32.3)	609.9
Stuart Weitzman	133.4	—	(4.3)	(9.8)	147.5
Gross profit(1)	$2,740.4	$—	$(5.6)	$(104.0)	$2,850.0

SG&A expenses
Coach	1,410.2	—	(0.1)	57.9	1,352.4
Kate Spade	607.0	—	1.1	66.7	539.2
Stuart Weitzman	673.8	—	(1.9)	494.7	181.0
Corporate	320.2	23.6	27.4	—	269.2
SG&A expenses	$3,011.2	$23.6	$26.5	$619.3	$2,341.8

Operating income (loss)
Coach	620.4	—	—	(119.8)	740.2
Kate Spade	(30.6)	—	(2.3)	(99.0)	70.7
Stuart Weitzman	(540.4)	—	(2.4)	(504.5)	(33.5)
Corporate	(320.2)	(23.6)	(27.4)	—	(269.2)
Operating income (loss)	$(270.8)	$(23.6)	$(32.1)	$(723.3)	$508.2

Provision for income taxes	34.9	(5.7)	(11.9)	(61.5)	114.0
Net income (loss)	$(358.3)	$(17.9)	$(20.2)	$(661.8)	$341.6
Net income (loss) per diluted common share	$(1.28)	$(0.06)	$(0.07)	$(2.37)	$1.22

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first nine months of fiscal 2020 the Company incurred charges as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

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

•
Impairment - Total charges are primarily due to impairment charges on the indefinite-lived brand intangible asset and goodwill for Stuart Weitzman, impairment charges on property and equipment assets and lease ROU assets, as well as increases in inventory reserves. Refer to Note 7, "Goodwill and Other Intangible Assets," Note 13, "Fair Value Measurements," and Note 17, "Segment Information," for further information.

These actions taken together increased the Company's Cost of sales by $109.6 million, increased SG&A expenses by $669.4 million and decreased Provision for income taxes by $79.1 million, negatively impacting Net income by $699.9 million or $2.50 per diluted share.

First Nine Months of Fiscal 2019 Items

	Nine Months Ended March 30, 2019
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	2,231.5	—	(2.0)	—	2,233.5
Kate Spade	658.0	—	(5.4)	—	663.4
Stuart Weitzman	165.0	—	(1.7)	—	166.7
Gross profit(1)	$3,054.5	$—	$(9.1)	$—	$3,063.6

SG&A expenses
Coach	1,383.1	—	5.5	—	1,377.6
Kate Spade	517.9	—	10.1	—	507.8
Stuart Weitzman	186.9	—	12.2	—	174.7
Corporate	318.0	25.1	18.4	—	274.5
SG&A expenses	$2,405.9	$25.1	$46.2	$—	$2,334.6

Operating income (loss)
Coach	848.4	—	(7.5)	—	855.9
Kate Spade	140.1	—	(15.5)	—	155.6
Stuart Weitzman	(21.9)	—	(13.9)	—	(8.0)
Corporate	(318.0)	(25.1)	(18.4)	—	(274.5)
Operating income (loss)	$648.6	$(25.1)	$(55.3)	$—	$729.0

Provision for income taxes	112.8	(6.3)	(4.5)	9.2	114.4
Net income (loss)	$494.5	$(18.8)	$(50.8)	$(9.2)	$573.3
Net income (loss) per diluted common share	$1.70	$(0.06)	$(0.17)	$(0.04)	$1.97

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first nine months of fiscal 2019, the Company incurred charges as follows:

•	ERP Implementation - Total charges primarily relate to technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisitions Costs - Total charges represent integration and acquisition costs related to professional fees, organization-related costs, contract termination charges and limited life purchase accounting adjustments.

Refer to the "Executive Overview" herein and Note 5, "Integration," for more information.

•	Impact of Tax Legislation - Total charges primarily due to transition tax related to foreign earnings deemed to be repatriated.
These actions taken together increased the Company's Cost of sales by $9.1 million, increased SG&A expenses by $71.3 million and decreased Provision for income taxes by $1.6 million, negatively impacting Net income by $78.8 million or $0.27 per diluted share.

Tapestry, Inc. Summary – First Nine Months of Fiscal 2020
Currency Fluctuation Effects
The change in net sales and gross margin for the first nine months of fiscal 2020 compared to fiscal 2019 has been presented both including and excluding currency fluctuation effects.
Net Sales
Net sales in the first nine months of fiscal 2020 decreased 5.9% or $266.8 million to $4.25 billion. Excluding the effects of foreign currency, net sales decreased by 5.8% or $263.0 million. Excluding the effects of foreign currency, the net sales decrease was driven by Coach, Kate Spade and Stuart Weitzman.
Gross Profit
Gross profit decreased 10.3% or $314.1 million to $2.74 billion during the first nine months of fiscal 2020 from $3.05 billion in the first nine months of fiscal 2019. Gross margin for the first nine months of fiscal 2020 was 64.5% as compared to 67.7% in the first nine months of fiscal 2019. Excluding items affecting comparability of $109.6 million and $9.1 million in the first nine months of fiscal 2020 and 2019, respectively, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit decreased 7.0% or $213.6 million to $2.85 billion in the first nine months of fiscal 2020, and gross margin decreased 80 basis points to 67.1% from 67.9% in the first nine months of fiscal 2019. This decrease in gross profit is primarily driven by a decrease in Coach of $140.9 million, Kate Spade of $53.5 million and Stuart Weitzman of $19.2 million.
Selling, General and Administrative Expenses
SG&A expenses, which include the impairment of goodwill and intangible assets as well as other expenses, increased 25.2% or $605.3 million to $3.01 billion in the first nine months of fiscal 2020 as compared to $2.41 billion in the first nine months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 70.9% during the first nine months of fiscal 2020 as compared to 53.3% during the first nine months of fiscal 2019. Excluding items affecting comparability of $669.4 million and $71.3 million in the first nine months of fiscal 2020 and 2019, respectively, SG&A expenses increased 0.3% or $7.2 million from the first nine months of fiscal 2019. This increase is primarily due to increases in Kate Spade of $31.4 million and Stuart Weitzman of $6.3 million, partially offset by a decrease in Coach of $25.2 million and Corporate of $5.3 million. Excluding items affecting comparability, SG&A expenses as a percentage of net sales increased to 55.1% in the first nine months of fiscal 2020 from 51.7% in the first nine months of fiscal 2019.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 0.7% or $2.2 million to $320.2 million in the first nine months of fiscal 2020 as compared to $318.0 million in the first nine months of fiscal 2019. Excluding items affecting comparability of $51.0 million and $43.5 million in the first nine months of fiscal 2020 and 2019, respectively, SG&A expenses decreased by 2.0% or $5.3 million to $269.2 million in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019. The decrease in corporate expenses is due to lower ongoing IT systems costs and lower compensation costs.
Operating Income (Loss)
Operating income decreased $919.4 million to an operating loss of $270.8 million in the first nine months of fiscal 2020 as compared to income of $648.6 million in the first nine months of fiscal 2019. Operating margin was (6.4)% in the first nine months of fiscal 2020 as compared to 14.4% in the first nine months of fiscal 2019. Excluding items affecting comparability of $779.0 million and $80.4 million in the first nine months of fiscal 2020 and fiscal 2019, respectively, operating income decreased 30.3% or $220.8 million to $508.2 million from $729.0 million in the first nine months of fiscal 2019; and operating margin was 12.0% in the first nine months of fiscal 2020 as compared to 16.2% in the first nine months of fiscal 2019. The decrease in operating income is driven by a decrease in Coach of $115.7 million and Kate Spade of $84.9 million, an increase in operating loss in Stuart Weitzman of $25.5 million, partially offset by a decrease in Corporate expenses of $5.3 million.
Interest Expense, net
Interest expense, net increased $2.9 million to $39.8 million in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019.
Other Expense (Income)
Other expense increased $8.4 million to $12.8 million in the third quarter of fiscal 2020 as compared to expense of $4.4 million in the third quarter of fiscal 2019. The increase in other expense is related to an increase in foreign exchange losses.

Provision for Income Taxes
The effective tax rate was (10.8)% in the first nine months of fiscal 2020 as compared to 18.6% in the first nine months of fiscal 2019. Excluding items affecting comparability, the effective tax rate was 25.0% in the first nine months of fiscal 2020 as compared to 16.6% in the first nine months of fiscal 2019. The increase in our effective tax rate was primarily attributable to the geographic mix of earnings partially offset by a decline in revenue.
Net Income (Loss)
Net income decreased $852.8 million to a net loss of $358.3 million in the first nine months of fiscal 2020 as compared to net income of $494.5 million in the first nine months of fiscal 2019. Excluding items affecting comparability, net income decreased 40.4% or $231.7 million to $341.6 million in the first nine months of fiscal 2020 as compared to $573.3 million in the first nine months of fiscal 2019. This decrease was primarily due to lower operating income.
Net Income (Loss) per Share
Net loss per diluted share was of $1.28 in the first nine months of fiscal 2020 as compared to net income per diluted share of $1.70 in the first nine months of fiscal 2019. Excluding items affecting comparability, net income per diluted share decreased to $1.22 in the first nine months of fiscal 2020 from $1.97 in the first nine months of fiscal 2019, primarily due to lower net income.
Segment Performance - First Nine Months of Fiscal 2020
The following tables summarize results of operations by reportable segment for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.
Coach

	Nine Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,008.3	100.0%	$3,174.3	100.0%	$(166.0)	(5.2)%
Gross profit	2,030.6	67.5	2,231.5	70.3	(200.9)	(9.0)
SG&A expenses	1,410.2	46.9	1,383.1	43.6	27.1	2.0
Operating income (loss)	620.4	20.6	848.4	26.7	(228.0)	(26.9)
Coach Net Sales decreased 5.2% or $166.0 million to $3.01 billion in the first nine months of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales decreased 5.1% or $163.3 million. This decrease in net sales is primarily attributed to a net decline of $153.0 million in retail sales due to full and partial store closures related to the Covid-19 outbreak, partially offset by an increase in e-commerce in North America and mainland China. Wholesale sales also declined $12.1 million due to lower demand as a result of the Covid-19 outbreak.
Coach Gross Profit decreased 9.0% or $200.9 million to $2.03 billion in the first nine months of fiscal 2020 from $2.23 billion in the first nine months of fiscal 2019. Gross margin decreased 280 basis points to 67.5% in the first nine months of fiscal 2020 from 70.3% in the first nine months of fiscal 2019. Excluding items affecting comparability of $62.0 million in the first nine months of fiscal 2020 and $2.0 million in the first nine months of fiscal 2019, Coach gross profit decreased 6.3% or $140.9 million to $2.09 billion. Gross margin decreased 80 basis points to 69.6% in the first nine months of fiscal 2020 from 70.4% in the first nine months of fiscal 2019 when excluding items affecting comparability. Excluding the impact of foreign currency in both periods, gross margin decreased 40 basis points primarily due to unfavorable channel mix.
Coach SG&A Expenses increased 2.0% or $27.1 million to $1.41 billion in the first nine months of fiscal 2020 as compared to $1.38 billion in the first nine months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 46.9% during the first nine months of fiscal 2020 as compared to 43.6% during the first nine months of fiscal 2019. Excluding items affecting comparability of $57.8 million and $5.5 million in the first nine months of fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 1.8% or $25.2 million to $1.35 billion in the first nine months of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 45.0% in the first nine months of fiscal 2020 from 43.4% in the first nine months of fiscal 2019. This decrease in SG&A expenses was primarily due to lower variable selling costs.
Coach Operating Income decreased 26.9% or $228.0 million to $620.4 million in the first nine months of fiscal 2020, resulting in an operating margin of 20.6%, as compared to $848.4 million and 26.7%, respectively, in the first nine months of fiscal 2019. Excluding items affecting comparability, Coach operating income decreased 13.5% or $115.7 million to $740.2 million from

$855.9 million in the first nine months of fiscal 2019; and operating margin was 24.6% in the first nine months of fiscal 2020 as compared to 27.0% in the first nine months of fiscal 2019. This decrease in operating income was due to a decrease in gross profit, partially offset by lower SG&A expenses.
Kate Spade

	Nine Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$985.4	100.0%	$1,034.9	100.0%	$(49.5)	(4.8)%
Gross profit	576.4	58.5	658.0	63.6	(81.6)	(12.4)
SG&A expenses	607.0	61.6	517.9	50.1	89.1	17.2
Operating income (loss)	(30.6)	(3.1)	140.1	13.5	(170.7)	NM

Kate Spade Net Sales decreased 4.8% or $49.5 million to $985.4 million in the first nine months of fiscal 2020. Excluding the favorable impact of foreign currency, net sales decreased 4.9% or $51.1 million. The decrease in net sales is driven by a decline of $58.9 million in retail sales mainly in North America due to full and partial store closures related to the Covid-19 outbreak, as well as a decline in traffic in North America in the first half of the fiscal year. This was partially offset by a $9.3 million increase in wholesale sales driven by disposition sales in a plan to work through excess inventory.
Kate Spade Gross Profit decreased 12.4% or $81.6 million to $576.4 million in the first nine months of fiscal 2020 from $658.0 million in the first nine months of fiscal 2019. Gross margin decreased 510 basis points to 58.5% in the first nine months of fiscal 2020 from 63.6% in the first nine months of fiscal 2019. Excluding items affecting comparability of $33.5 million and $5.4 million in the first nine months of fiscal 2020 and of fiscal 2019, respectively, Kate Spade gross profit decreased 8.1% or $53.5 million to $609.9 million in the first nine months of fiscal 2020 from $663.4 million in the first nine months of fiscal 2019. Gross margin decreased 220 basis points to 61.9% from 64.1% in the first nine months of fiscal 2019. This gross margin decrease of 220 basis points was primarily due to unfavorable channel mix and promotional activity.
Kate Spade SG&A Expenses increased 17.2% or $89.1 million to $607.0 million in the first nine months of fiscal 2020 from $517.9 million in the first nine months of fiscal 2019. As a percentage of net sales, SG&A expenses increased to 61.6% during the first nine months of fiscal 2020 as compared to 50.1% during the first nine months of fiscal 2019. Excluding items affecting comparability of $67.8 million and $10.1 million in the first nine months of fiscal 2020 and 2019, respectively, SG&A expenses increased 6.2% or $31.4 million to $539.2 million in the first nine months of fiscal 2020; and SG&A expenses as a percentage of net sales increased to 54.7% in the first nine months of fiscal 2020 from 49.1% in the first nine months of fiscal 2019. This increase in SG&A expenses was due to new store openings, increased marketing expenses, and the timing of store impairment charges.
Kate Spade Operating Income decreased $170.7 million to an operating loss of $30.6 million in the first nine months of fiscal 2020, resulting in an operating margin of (3.1)%, as compared to an operating income of $140.1 million and 13.5%, respectively, in the first nine months of fiscal 2019. Excluding items affecting comparability, Kate Spade operating income decreased 54.5% or $84.9 million to $70.7 million from $155.6 million in the first nine months of fiscal 2019; and operating margin was 7.2% in the first nine months of fiscal 2020 as compared to 15.0% in the first nine months of fiscal 2019. This decrease in operating income was due a decrease in gross profit and higher SG&A expenses.

Stuart Weitzman

	Nine Months Ended
	March 28, 2020		March 30, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$252.9	100.0%	$304.2	100.0%	$(51.3)	(16.8)%
Gross profit	133.4	52.7	165.0	54.2	(31.6)	(19.1)
SG&A expenses	673.8	NM	186.9	61.4	486.9	NM
Operating income (loss)	(540.4)	NM	(21.9)	(7.2)	(518.5)	NM
Stuart Weitzman Net Sales decreased 16.8% or $51.3 million to $252.9 million in the first nine months of fiscal 2020. Excluding the unfavorable impact of foreign currency, net sales decreased 16.0% or $48.6 million. This decrease was primarily due to lower shipments in the wholesale business of $50.4 million primarily due to a decline in demand as a result of the Covid-19 outbreak. This decrease was partially offset by growth in the retail business of $2.9 million primarily attributable to new store openings and the direct ownership of the businesses in Australia, partially offset by full and partial store closures related to the Covid-19 outbreak.
Stuart Weitzman Gross Profit decreased 19.1% or $31.6 million to $133.4 million during the first nine months of fiscal 2020 from $165.0 million in the first nine months of fiscal 2019. Gross margin decreased 150 basis points to 52.7% in the first nine months of fiscal 2020 from 54.2% in the first nine months of fiscal 2019. Excluding items affecting comparability of $14.1 million and $1.7 million in the first nine months of fiscal 2020 and fiscal 2019, respectively, Stuart Weitzman gross profit decreased 11.5% or $19.2 million to $147.5 million in the first nine months of fiscal 2020 compared to $166.7 million in the first nine months of fiscal 2019, and gross margin increased 350 basis points to 58.3% from 54.8% in the first nine months of fiscal 2020. Excluding the impact of foreign currency, gross margin increased 210 basis points primarily due to favorable channel mix.
Stuart Weitzman SG&A Expenses increased $486.9 million to $673.8 million in the first nine months of fiscal 2020 as compared to $186.9 million in the first nine months of fiscal 2019. Excluding items affecting comparability of $492.8 million and $12.2 million in the first nine months of fiscal 2020 and 2019, respectively, SG&A expenses increased 3.7% or $6.3 million to $181.0 million in the first nine months of fiscal 2020. This increase in SG&A expenses is primarily due to new store openings, the direct ownership of the business in Australia and increased bad debt reserves, partially offset by lower compensation and marketing expenses.
Stuart Weitzman Operating Loss increased $518.5 million to an operating loss of $540.4 million in the first nine months of fiscal 2020, as compared to an operating loss of $21.9 million in first nine months of fiscal 2019. Excluding items affecting comparability, Stuart Weitzman operating loss increased $25.5 million to an operating loss of $33.5 million from operating loss of $8.0 million in the first nine months of fiscal 2019. This increase in operating loss was due to a decrease in gross profit and higher SG&A expenses.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter of fiscal 2020 and fiscal 2019 reflect certain items, including the impact of Tax Legislation in fiscal 2019, the impact of ERP Implementation, Organization-related and Integration and Acquisition costs in fiscal 2020 and fiscal 2019 and Impairment charges in fiscal 2020. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the Covid-19 pandemic, comparable store sales are not reported for the three or nine months ended March 28, 2020 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 28, 2020	March 30, 2019	Change
	(millions)

Net cash provided by (used in) operating activities	$446.1	$602.8	$(156.7)
Net cash used in investing activities	(69.2)	(477.7)	408.5
Net cash used in financing activities	(603.1)	(287.9)	(315.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(5.3)	4.9
Net decrease in cash and cash equivalents	$(226.6)	$(168.1)	$(58.5)
The Company’s cash and cash equivalents decreased by $226.6 million in the first nine months of fiscal 2020 as compared to a decrease of $168.1 million in the first nine months of fiscal 2019, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $156.7 million due to lower net income of $852.8 million, partially offset by changes in operating assets and liabilities of $37.7 million and higher non-cash adjustments of $658.4 million.
The $37.7 million decrease in changes in operating asset and liability balances were primarily driven by the following:

•
Other assets were a source of cash of $19.1 million in the first nine months of fiscal 2020 compared to a use of cash of $54.5 million in the first nine months of fiscal 2019, primarily related to the timing of tax related payments.

•
Accounts payable were a use of cash of $18.5 million in the first nine months of fiscal 2020 compared to a use of cash of $43.5 million in the first nine months of fiscal 2019, primarily due to higher in-transit inventory for Coach.

•
Accounts receivable were a source of cash of $75.2 million in the first nine months of fiscal 2020 compared to a source of cash of $50.9 million in the first nine months of fiscal 2019, primarily driven by lower sales related to full and partial store closures related to Covid-19.

•
Other liabilities were a use of cash of $37.6 million in the first nine months of fiscal 2020 compared to a use of cash of $61.2 million in the first nine months of fiscal 2019, primarily related to the timing of tax payments.

•
Accrued liabilities were a use of cash of $31.2 million in the first nine months of fiscal 2020 as compared to a source of cash of $29.1 million in the first nine months of fiscal 2019, primarily driven by the timing of payments to vendors.

•
Inventories were a use of cash of $171.6 million in the first nine months of fiscal 2020 compared to a use of cash of $123.1 million in the first nine months of fiscal 2019, primarily driven by a higher inventory on-hand due to a decrease in sales related to full and partial store closures related to Covid-19 and higher in-transit inventory for Coach.

Net cash used in investing activities
Net cash used in investing activities in the first nine months of fiscal 2020 was $69.2 million as compared to a use of cash of $477.7 million in the first nine months of fiscal 2019, resulting in a $408.5 million decrease in net cash used in investing activities.
The $69.2 million use of cash in the first nine months of fiscal 2020 is primarily due to cash used for purchases of investments of $212.4 million in the nine months of fiscal 2020 and capital expenditures of $172.9 million, partially offset by proceeds from maturities and sales of investments of $316.1 million.
The $477.7 million use of cash in the first nine months of fiscal 2019 is primarily due net cash used for purchases, maturities and sales of investments of $254.1 million in the first nine months of fiscal 2019 and capital expenditures of $184.2 million.
Net cash used in financing activities
Net cash used in financing activities was $603.1 million in the first nine months of fiscal 2020 as compared to a use of cash of $287.9 million in the first nine months of fiscal 2019, resulting in a net increase in use of cash for financing activities of $315.2 million.
The $603.1 million of cash used in the first nine months of fiscal 2020 was primarily due to repurchases of common stock of 300.0 million and dividend payments of $287.1 million.

The $287.9 million use of cash in the first nine months of fiscal 2019 was primarily due to dividend payments of $292.8 million.
Working Capital and Capital Expenditures
As of March 28, 2020, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$742.6	$—	$742.6
Short-term investments(1)	155.6	—	155.6
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,398.2	$1,600.0	$1,798.2

(1)
As of March 28, 2020, approximately 46% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.

(2)
In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). The Revolving Credit Facility refinanced and replaced the Company’s unsecured revolving facility dated May 30, 2017. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company had no outstanding borrowings under the Revolving Credit Facility as of March 28, 2020. On March 30, 2020, the Company borrowed $700.0 million in the aggregate under the Revolving Credit Facility. Refer to Note 12, "Debt" for further information on our existing debt instruments and Note 18, "Subsequent Events" for further information on the draw down.

(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of March 28, 2020, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of March 28, 2020, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2020 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, which is uncertain as a result of Covid-19, and to financial, business and other factors, some of which are beyond the Company's control.
Additionally, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law by the President of the United States. The CARES Act provides relief for U.S. corporations including, but not limited to, payroll relief (through the retention tax credit and deferral of employer social security payments), modifying net operating loss carryback periods, deferral of federal tax filing and payments and certain financing opportunities. We continue to examine the CARES Act for applicable provisions that provide relief to the Company, however, the total impact on the business is currently uncertain.
Furthermore, in response to the uncertainty, the Company has taken other actions to reinforce its liquidity and financial flexibility. Specific actions that the Company is undertaking include, but are not limited to, actively reducing non-essential SG&A expense, reducing corporate compensation, terminating 2,100 part-time store associates, tightly managing inventory, reducing capital expenditures, as well as suspending its quarterly dividend and all share repurchases for the foreseeable future.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2020 capital expenditures to be approximately $200 - 225 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended March 28, 2020 are not necessarily indicative of that expected for the full fiscal 2020. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 10-K. In the first quarter of fiscal 2020, we adopted new lease accounting guidance which resulted in certain changes to our accounting policies. Refer to Note 9, "Leases," for additional information about our accounting policies and estimates. As of March 28, 2020, there have been no material changes to any of the critical accounting policies other than the changes mentioned above.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019. During the three months ended March 28, 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. This reduction in both current and future expected cash flows was exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of March 28, 2020 did not exceed their respective carrying values. In considering the excess of the fair value over its carrying value for the Coach and Kate Spade reporting unit and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units.
Accordingly, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. The Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment.
In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2019 testing date exceeded their respective carrying values by approximately 21% and 61%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies including the direct operation of certain previous distributor and joint venture businesses, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and the simplification of certain corporate overhead structures and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of March 28, 2020 and June 29, 2019, forward currency contracts designated as cash flow hedges with a notional amount of $459.3 million and $398.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of March 28, 2020.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of March 28, 2020 and June 29, 2019 the total notional values of outstanding forward foreign currency contracts related to these loans were $324.6 million and $14.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at March 28, 2020 and June 29, 2019 was $6.7 million and $1.1 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at March 28, 2020 and June 29, 2019 was $4.9 million and $4.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated October 24, 2019, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments. The Company was also exposed to interest rate risk in relation to its Revolving Credit Facility, which was terminated on October 24, 2019.
Our exposure to changes in interest rates is primarily attributable to (i) debt outstanding under the Revolving Credit Facility entered into on October 24, 2019. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as set forth in the credit agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Furthermore, a prolonged disruption on our business resulting from the Covid-19 pandemic may impact our ability to satisfy the terms of our Revolving Credit Facility, including our leverage ratio. The Company is actively seeking an amendment to the terms of the Revolving Credit Facility from its lenders, however no assurances can be given that the amendment will be granted, or on terms that are acceptable to the Company. Refer to Note 2, "Basis of Presentation and Organization" for further information.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At March 28, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $557 million, $389 million and $474 million, respectively. At June 29, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $630 million, $399 million and $606 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if the credit rating assigned to the respective Senior Notes of such series is downgraded.
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
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of March 28, 2020.
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
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the ERP system implementation and adoption of the new lease accounting standard noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Covid-19 pandemic and resulting adverse economic conditions are and may continue to have a material adverse impact on our business, financial condition, results of operations and cash flows.
The outbreak of a novel strain of coronavirus (“Covid-19”) continues to grow worldwide, impacting a significant majority of the regions in which we operate. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments have responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The majority of the Company’s stores in the mainland China were closed in the third quarter of fiscal 2020, but have essentially all re-opened by the end of the quarter. Also in March 2020, the Company closed all of its stores in North America and Europe, and many in the Asia Pacific region. Many of the Company’s wholesale partners have also closed their bricks and mortar stores and have substantially reduced their operations. These closures have materially adversely impacted our operations, cash flow and liquidity.
Although the ultimate severity and impact of the Covid-19 pandemic is uncertain at this time and depends on future events outside of our control, our business is expected to continue to be adversely impacted by several factors, including, but not limited to:

•
The potential economic effects of the pandemic, including a possible recession, increased unemployment and decreased consumer credit availability, may result in lower consumer confidence and decreased disposable income and discretionary spending levels, which may lead to reduced sales of our products. Unfavorable economic conditions and sustained travel restrictions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which the Company’s stores are located. Furthermore, reduced discretionary spending may result in an excess of inventory throughout the industry, which could lead to increased pressure on our gross margin in the near term if the Company has to increase promotional activity above its normal levels to sell through its existing product.

•
Subsequent to the Company’s stores resuming normal operations, social distancing measures and general consumer behaviors due to the Covid-19 pandemic may continue to impact mall and store traffic, which may have a further negative impact on our business. Furthermore, declines in traffic beyond our current exceptions could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.

•
The Covid-19 pandemic has resulted in disruption to the financial markets and caused significant volatility and adverse impact on the value of our common stock. On March 30, 2020, we borrowed $700 million under our $900 million Revolving Credit Facility. If our stores remain closed for an extended period of time, our liquidity may continue to be negatively impacted and we may need to draw additional funds from our Revolving Credit Facility or seek additional sources of financing, which may or may not be available. In addition, a prolonged disruption on our business may impact our ability to satisfy the terms of our Revolving Credit Facility, including our leverage ratio. Non-compliance with our leverage ratio covenant would constitute an event of default under the terms of the Revolving Credit Facility, which may result in an acceleration of payment to the lenders. In the event of an acceleration of payment to the lenders, this would result in a cross default of the Company’s Senior Notes, causing the Company’s outstanding borrowings to also become due and payable on demand. The Company is actively seeking an amendment to the terms of the Revolving Credit Facility from its lenders, however no assurances can be given that the amendment will be granted, or on terms that are acceptable to the Company. In addition, it is possible that the interest rate payable on our 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.

•
While we are making significant efforts to reduce our non-essential SG&A expenses, including but not limited to, through discussions with our landlords and other vendors to obtain rent and other relief, we may not be successful in these endeavors and may be subject to continued expenses and potential litigation or claims from such landlords and vendors.

•
We continue to sell products for our brands through our e-commerce sites and the majority of our distribution centers remain open and operational through the date of this report; however, such distribution centers may be forced to close or limit operations due to governmental mandates, health and safety concerns, or illness or absence of a substantial number of distribution center employees. Our third party logistics providers may also experience delays in fulfilling our orders to our customers.

•
We source and manufacture our products on a global scale and may experience material temporary or long-term disruption in our supply chain, given the global reach of the Covid-19 pandemic. Travel restrictions, closures or disruptions of business and facilities or social, economic, political or labor instability in the affected areas may impact the operations of our raw material suppliers or manufacturing partners.

The global Covid-19 pandemic is rapidly evolving and the extent to which this impacts our results - including unforeseen increased costs to our business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and geographic spread of the virus and the success of actions to contain the virus or treat its impact, among others. While the full magnitude of the effects on our business is difficult to predict at this time, the Covid-19 pandemic has and is expected to continue to have a material adverse impact on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of common stock during the third quarter of fiscal 2020. As of March 28, 2020, the Company had $600 million availability remaining in the stock repurchase program. The Company may terminate or limit the share repurchase program at any time.

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

Dated: May 6, 2020