Form 10-K
period 2020-06-27
TAPESTRY, INC.
filed 2020-08-13
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 28, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $7.3 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On July 31, 2020, the Registrant had 276,241,174 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2020 Annual Meeting of Stockholders	Part III, Items 10 – 14

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; and (xiv) the risks associated with climate change and other corporate responsibility issues. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of June 27, 2020 ("fiscal 2020"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. The fiscal years ended June 27, 2020 ("fiscal 2020"), June 29, 2019 ("fiscal 2019") and June 30, 2018 ("fiscal 2018") were 52-week periods.
PART I
ITEM 1. BUSINESS
Tapestry, Inc. (the "Company") is a leading New York-based house of modern luxury accessories and lifestyle brands. Tapestry is powered by optimism, innovation and inclusivity. Our brands convey our belief that true luxury is a freedom of expression that ignites confidence and authenticity. Our brands are approachable and inviting and create joy every day for people around the world. Defined by quality, craftsmanship and creativity, the brands that make up our house give global audiences the opportunity for exploration and self-expression. Tapestry is comprised of the Coach, Kate Spade and Stuart Weitzman brands, all of which have been part of the American fashion landscape for over 25 years.
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
OUR BRANDS
The Company has three reportable segments:

•
Coach includes global sales of Coach products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors. This segment represented 71.1% of total net sales in fiscal 2020.

•
Kate Spade includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors. This segment represented 23.2% of total net sales in fiscal 2020.

•
Stuart Weitzman includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through independent third party distributors. This segment represented 5.7% of total net sales in fiscal 2020.

Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administrative and information systems expense.
Acceleration Program
The Company is undergoing a review of its business under its multi-year growth agenda (the "Acceleration Program"). The guiding principle of the Company’s multi-year growth agenda is to better meet the needs of each of its brands' unique customers by:

•	Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do

•
Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet

•
Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer

This multi-faceted, multi-year strategic growth plan reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. The Company incurred $87.0 million under the plan for fiscal 2020. Including charges taken in the fourth quarter of fiscal year 2020, the Company expects to incur total pre-tax charges under the plan of $185 - $200 million. The Company estimates that it will realize approximately $300 million in gross run rate expense savings from these initiatives, including $200 million projected for fiscal 2021.
Covid-19 Impact
Tapestry began fiscal 2020 with a focus on profitable growth through innovation, global expansion, investing in digital capabilities, and harnessing the power of a multi-brand model. However, in December 2019, a novel strain of coronavirus ("Covid-19") surfaced and was officially declared a global pandemic by the World Health Organization on March 11, 2020. The virus has had significant impacts on our business globally. As a result, while the Company remains confident in its long-term strategy and executing against its multi-year growth agenda, its short-term focus includes adapting to the challenges resulting from Covid-19.
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

The following table shows the number of Coach directly-operated locations and their total and average square footage:

	Coach
	North America	International(1)	Total
Store Count
Fiscal 2020	375	583	958
Net change vs. prior year	(16)	(12)	(28)
% change vs. prior year	(4.1)%	(2.0)%	(2.8)%

Fiscal 2019	391	595	986
Net change vs. prior year	(11)	10	(1)
% change vs. prior year	(2.7)%	1.7%	(0.1)%

Fiscal 2018	402	585	987
Net change vs. prior year	(17)	42	25
% change vs. prior year	(4.1)%	7.7%	2.6%

Square Footage
Fiscal 2020	1,758,668	1,285,329	3,043,997
Net change vs. prior year	(43,742)	(19,289)	(63,031)
% change vs. prior year	(2.4)%	(1.5)%	(2.0)%

Fiscal 2019	1,802,410	1,304,618	3,107,028
Net change vs. prior year	(33,133)	48,093	14,960
% change vs. prior year	(1.8)%	3.8%	0.5%

Fiscal 2018	1,835,543	1,256,525	3,092,068
Net change vs. prior year	(48,661)	89,605	40,944
% change vs. prior year	(2.6)%	7.7%	1.3%

Average Square Footage
Fiscal 2020	4,690	2,205	3,177
Fiscal 2019	4,610	2,193	3,151
Fiscal 2018	4,566	2,148	3,133

(1)	Fiscal 2018 includes the addition of 21 stores acquired as a result of the Coach distributor acquisition in Australia and New Zealand completed during the third quarter of fiscal 2018.
In fiscal 2021, we expect a modest reduction in overall store count as the Company looks to drive increased profitability under the Acceleration Program and shifts our focus with greater emphasis on digital channels.
Internet — We view our digital platforms as instruments to deliver Coach brand products to customers directly, with the benefit of added accessibility, so that consumers can purchase Coach brand products wherever they choose. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. Our digital channel provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.

Wholesale — We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation through the creation of shop-in-shops with proprietary Coach brand fixtures within the department store environment. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely manage inventories in this channel given the current highly promotional environment at point-of-sale. We utilize automatic replenishment with major accounts in an effort to optimize inventory levels across wholesale doors. The wholesale business for Coach brand comprised approximately 6% of total segment net sales for fiscal 2020. As of June 27, 2020, Coach's products are sold in over approximately 1,700 wholesale and distributor locations globally. Coach has developed relationships with a select group of distributors who sell Coach products through travel retail locations and in certain international countries where Coach does not have directly operated retail locations. As of June 27, 2020 and June 29, 2019, Coach did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Kate Spade
Since its launch in 1993 with a collection of six essential handbags, Kate Spade has always stood for optimistic femininity. Today, the brand is a global life and style house with handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Polished ease, thoughtful details and a modern, sophisticated use of color—Kate Spade’s founding principles define a unique style synonymous with joy. The brand continues to celebrate confident women with a youthful spirit.
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

The following table shows the number of Kate Spade directly-operated locations and their total and average square footage:

	Kate Spade(1)
	North America	International(2)	Total
Store Count
Fiscal 2020	213	207	420
Net change vs. prior year	—	13	13
% change vs. prior year	—%	7%	3%

Fiscal 2019	213	194	407
Net change vs. prior year	13	52	65
% change vs. prior year	6.5%	36.6%	19.0%

Fiscal 2018	200	142	342

Square Footage
Fiscal 2020	603,487	291,322	894,809
Net change vs. prior year	24,838	23,973	48,811
% change vs. prior year	4%	9%	6%

Fiscal 2019	578,649	267,349	845,998
Net change vs. prior year	83,528	95,595	179,123
% change vs. prior year	16.9%	55.7%	26.9%

Fiscal 2018	495,121	171,754	666,875

Average Square Footage
Fiscal 2020	2,833	1,407	2,130
Fiscal 2019	2,717	1,378	2,079
Fiscal 2018	2,476	1,210	1,950

(1)	The Kate Spade business was acquired in the first quarter of fiscal 2018 which included the addition of 180 stores in North America and 95 international stores.

(2)
Fiscal 2019 includes the addition of 21 stores acquired as a result of the Kate Spade distributor acquisitions in Australia, Malaysia and Singapore during fiscal 2019. Fiscal 2018 includes the addition of 50 stores related to taking operational control of the Kate Spade Joint Ventures that operate in Greater China.

We expect to modestly reduce our store count in the next fiscal year as the Company looks to drive increased profitability under the Acceleration Program and shift our focus with greater emphasis on digital channels.
Internet — We view our digital platforms as instruments to deliver Kate Spade brand products to customers directly with the benefit of added accessibility as consumers can purchase Kate Spade brand products wherever they choose. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. Our digital channel provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.
Wholesale — As of June 27, 2020, Kate Spade brand's products are sold in approximately 1,000 wholesale and distributor locations, primarily in the U.S, Canada and Europe. The most significant wholesale partnerships primarily include sales of kate spade new york products. Kate Spade products are also available on these customers' websites. The wholesale business for Kate Spade brand comprised approximately 12% of total segment net sales for fiscal 2020. Kate Spade has developed relationships with a select group of distributors who sell Kate Spade products through travel retail locations and in certain international countries where Kate Spade does not have directly operated retail locations. As of June 27, 2020 and June 29, 2019, Kate Spade did not have any customers who individually accounted for more than 10% of the segment's total net sales.

Stuart Weitzman
Stuart Weitzman is a leading footwear brand that is synonymous with strength in femininity. Defined by an energetic, bold and purpose-driven attitude, Stuart Weitzman is known for its unique approach to melding fashion, function and fit in every silhouette. The brand's focus on creating effortless shoes - each engineered to empower women with both confidence and comfort - has resonated around the world and continues to inspire women to conquer every day, one step at a time.
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
The following table shows the number of Stuart Weitzman directly-operated locations and their total and average square footage:

	Stuart Weitzman
	North America	International(1)	Total
Store Count
Fiscal 2020	58	73	131
Net change vs. prior year	(13)	(3)	(16)
% change vs. prior year	(18.3)%	(3.9)%	(10.9)%

Fiscal 2019	71	76	147
Net change vs. prior year	3	41	44
% change vs. prior year	4.4%	117.1%	42.7%

Fiscal 2018	68	35	103
Net change vs. prior year	(1)	23	22
% change vs. prior year	(1.4)%	191.7%	27.2%

Square Footage
Fiscal 2020	102,784	89,182	191,966
Net change vs. prior year	(22,552)	(1,118)	(23,670)
% change vs. prior year	(18.0)%	(1.2)%	(11.0)%

Fiscal 2019	125,336	90,300	215,636
Net change vs. prior year	7,467	42,802	50,269
% change vs. prior year	6.3%	90.1%	30.4%

Fiscal 2018	117,869	47,498	165,367
Net change vs. prior year	(75)	28,690	28,615
% change vs. prior year	(0.1)%	152.5%	20.9%

Average Square Footage
Fiscal 2020	1,772	1,222	1,465
Fiscal 2019	1,765	1,188	1,467
Fiscal 2018	1,733	1,357	1,606

(1)
Fiscal 2019 includes the addition of 18 stores acquired as a result of the distributor acquisitions in Southern China and Australia during fiscal 2019. Fiscal 2018 includes the addition of 20 stores acquired as a result of the Stuart Weitzman distributor acquisition in Northern China during fiscal 2018.

In fiscal 2021, we expect a reduction in store count and square footage globally as we exit certain locations and regions to increase profitability under the Acceleration Program.
Internet — We view our digital platform as an instrument to deliver Stuart Weitzman brand products to customers directly with the benefit of added accessibility as consumers can purchase Stuart Weitzman brand products wherever they choose. The website also acts as a communications vehicle to build brand awareness. Our digital channel provides a showcase environment where consumers can browse through a selected offering of the latest styles and colors.
Wholesale — Stuart Weitzman brand products are primarily sold through approximately 900 wholesale and distributor locations globally, which include multi-brand boutiques as of fiscal 2020. The wholesale business for Stuart Weitzman brand comprised approximately 27% of total segment net sales for fiscal 2020. Stuart Weitzman has developed relationships with a select group of distributors who sell Stuart Weitzman products through travel retail locations and in certain international countries where Stuart Weitzman does not have directly operated retail locations. As of June 27, 2020 and June 29, 2019, Stuart Weitzman did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Refer to Note 18, "Segment Information," for further information about the Company's segments.
LICENSING
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Licensing revenue for the Company was $46.7 million and $53.3 million in fiscal 2020 and fiscal 2019, respectively. Our key licensing relationships and their calendar year expirations as of June 27, 2020 are as follows:

Brand	Category	Partner	Expiration
Coach	Eyewear	Luxottica	2021
Coach	Tech Accessories	Incipio	2023
Coach	Watches	Movado	2025
Coach	Fragrance	Interparfums	2026
Kate Spade	Tableware	Lenox	2020
Kate Spade	Tech Accessories	Incipio	2021
Kate Spade	Fashion Bedding	HTA	2021
Kate Spade	Watches	Fossil	2025
Kate Spade	Eyewear	Safilo	2026
Kate Spade	Stationery and Gift	Lifeguard Press	2026
Products made under license are, in most cases, sold through stores and wholesale channels and, with the Company's approval, the licensees have the right to distribute products selectively through other venues, which provide additional, yet controlled, exposure of our brands. Our licensing partners generally pay royalties on their net sales of our branded products. Such royalties currently comprise approximately 1% of Tapestry's total net sales. The licensing agreements generally give our brands the right to terminate the license if specified sales targets are not achieved.

PRODUCTS
The following table shows net sales for each of our product categories by segment:

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		June 30, 2018(1)
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach
Women's Handbags	$1,852.0	37%	$2,261.3	38%	$2,298.2	39%
Men's	688.0	14	862.0	14	844.6	14
Women's Accessories	645.4	13	766.5	13	747.1	13
Other Products	340.3	7	381.1	6	331.6	6
Total Coach	$3,525.7	71%	$4,270.9	71%	$4,221.5	72%
Kate Spade
Women's Handbags	$648.9	13%	$763.7	13%	$703.4	12%
Other Products	260.0	5	315.2	5	311.6	5
Women's Accessories	240.6	5	287.9	5	269.7	5
Total Kate Spade	$1,149.5	23%	$1,366.8	23%	$1,284.7	22%
Stuart Weitzman(2)	$286.2	6%	$389.4	6%	$373.8	6%
Total Net sales	$4,961.4	100%	$6,027.1	100%	$5,880.0	100%

(1)
The Company completed its acquisition of Kate Spade and Company in fiscal 2018. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

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
Other Products — These products primarily include women's footwear, eyewear (such as sunglasses), jewelry (including bracelets, necklaces, rings and earrings), fragrances, watches, certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. In addition, Kate Spade brand kids ready-to-wear and footwear items, housewares and home accessories, such as fashion bedding and tableware, and stationery and gifts are included in this category.
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
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2020 were $238.0 million, or approximately 5% of net sales, compared to $247.1 million in fiscal 2019, or approximately 4% of net sales.
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
As part of our direct marketing strategy, we use databases of consumers to generate personalized communications. Email contacts and direct mail pieces are an important part of our communication and are sent to selected consumers to stimulate consumer purchases and build brand awareness. Visitors to our e-commerce sites provide an opportunity to increase the size of these databases, as well as point of transactions globally, except where restricted. For Coach, we have e-commerce sites in the U.S., Canada, Japan, mainland China, several throughout Europe, Australia and South Korea. For Kate Spade, we have e-commerce sites in the U.S., Canada, mainland China, Japan and throughout Europe. For Stuart Weitzman, we have e-commerce sites in the U.S, Canada, Europe, and mainland China. The Company also leverages Tmall as an additional platform to sell our products to customers.
In fiscal 2020, Coach had informational websites in Hong Kong SAR, China, Korea, Malaysia, Singapore and Taiwan, China, as well as a global informational website where other customers are directed. In fiscal 2020, Kate Spade had an informational website in mainland China. The Company utilizes and continues to explore digital technologies such as social media websites, including Twitter, Facebook, Instagram, Pinterest, WeChat and Sina Weibo, as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
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
During fiscal 2020, manufacturers of Coach products were primarily located in Vietnam, Cambodia, the Philippines and mainland China. During fiscal 2020, Coach did not have any vendors who individually provided approximately 10% of the brand's total purchases. During fiscal 2020, Kate Spade products were manufactured primarily in Vietnam, mainland China and Cambodia. Kate Spade had two vendors, one located in Vietnam and one located in Cambodia, who individually provided over 10% of the brand's total purchases (or approximately 35% in the aggregate). The Company expects that the level of products manufactured in each country will change during fiscal 2021 as it continues to further diversify the brand’s supply chain globally. Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2020, Stuart Weitzman had two vendors, one located in Spain and one located in mainland China, who individually provided over 10% of the brand's total units (or approximately 20% in the aggregate).
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
North America product fulfillment for Coach is facilitated at our U.S. distribution center by our automated warehouse management system and electronic data interchange system, while the unique requirements of the direct to consumer business are supported by Coach's order management and e-commerce sites. Outside of North America, the Company has established regional distribution centers through third-parties for each brand. For Coach products, these centers are located in the Netherlands, Japan, Greater China (mainland China, Hong Kong SAR, Macao SAR and Taiwan), South Korea, Malaysia, Australia and Singapore to support directly operated local markets.
The Company distributes Kate Spade products through facilities that are operated by third parties in the United States, Europe and Asia. For Kate Spade, product fulfillment in North America is facilitated by our automated warehouse management system and electronic data interchange system, while the unique requirements of the direct to consumer business are supported by selective warehouse and distribution systems operated by a third-party. The Company also operates local distribution centers through third-parties in the U.K., Japan, mainland China, Hong Kong SAR, China, Australia, Singapore and Malaysia for Kate Spade product.
The Company distributes Stuart Weitzman products through facilities located in the United States, Canada, Spain, Italy and mainland China that are operated by third parties.
INFORMATION SYSTEMS
In fiscal 2020, the Company completed its multi-year Enterprise Resource Planning ("ERP") implementation. Key milestones were achieved as follows:

•	Fiscal 2018: Implementation of a global consolidation system which provided a common platform for financial reporting.

•
Fiscal 2019: Deployment of global finance and accounting systems for Corporate, Coach and Stuart Weitzman and global finance, accounting, supply chain and human resource information systems for Kate Spade.

•	Fiscal 2020: Supply chain functions for Coach and Stuart Weitzman were implemented at the beginning of fiscal 2020.
The Company is also implementing a point-of-sale system which supports all in-store transactions, distributes management reporting for each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. The implementation is complete for Coach stores in North America and Europe and expected to be implemented for Stuart Weitzman stores in North America in fiscal 2021 and Kate Spade North America in fiscal 2022.
Refer to Item 1A. "Risk Factors," for further information as it relates to the Company's ERP system implementation efforts.
CORPORATE RESPONSIBILITY
Tapestry’s corporate responsibility strategy, Our Social Fabric, unites teams across our business to work to meet our 2025 Corporate Responsibility Goals and a shared objective: to create the modern luxury company of the future that balances true fashion authority with meaningful, positive change. The Company is a signatory to the United Nations ("UN") Global Compact, and as such, our corporate responsibility strategy is aligned with the UN Sustainable Development Goals. Tapestry’s goals cover three strategic pillars: Our People, Our Planet and Our Communities.

•	Our People: Goals focus on diversity, inclusion, progression and wellness initiatives across our workforce.

•	Our Planet: Goals include sourcing and environmental initiatives to increase traceability of our products and reduce our impact.

•	Our Communities: Goals include focus on volunteerism programs, philanthropic initiatives and supply chain empowerment programs.

Additional information on our corporate responsibility strategy and 2025 Corporate Responsibility Goals can be found at www.tapestry.com/responsibility. The content on this website and the content in our Corporate Responsibility Reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.
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
EMPLOYEES
As of June 27, 2020, the Company employed approximately 17,300 globally, including both full and part time employees, but excluding seasonal and temporary employees. Of these employees, approximately 9,200 and 4,900 were full time and part time employees, respectively, in the global retail field.
The Company believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Refer to Note 5, "Revenue," and Note 18, "Segment Information," presented in the Notes to the Consolidated Financial Statements for geographic information.

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
The Covid-19 pandemic has impacted a significant majority of the regions in which we operate, disrupting operations, consumer spending and global supply chains and creating significant disruption and volatility of financial markets. The impacts of Covid-19 have and may continue to materially adversely impact our operations, cash flow and liquidity. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments have responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19. As of the end of the fiscal year, the vast majority of the Company’s stores had been re-opened for either in-store or curb-side service. Many of the Company’s wholesale partners also closed their bricks and mortar stores as required by government orders during the third and fourth fiscal quarter.
The global Covid-19 pandemic is continuing to evolve rapidly and the extent to which the pandemic ultimately impacts our results and our business - including unforeseen increased costs to our business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and sustained geographic spread of the virus, such as the possibility of a "second wave" of increased infections, and the success of actions to contain the virus or treat its impact, among others. While the full magnitude of the effects on our business is difficult to predict at this time, the Covid-19 pandemic has and is expected to continue to have a material adverse impact on our business, financial condition, and results of operations. Although the ultimate severity and impact of the Covid-19 pandemic is uncertain at this time and depends on future events outside of our control, our business is expected to continue to be adversely impacted by several factors, including, but not limited to:

•
The potential economic effects of the pandemic, including a possible recession, increased unemployment and decreased consumer credit availability, may result in lower consumer confidence and decreased disposable income and discretionary spending levels, which may lead to reduced sales of our products. Unfavorable economic conditions, fears of becoming ill and sustained travel restrictions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which the Company’s stores are located. Furthermore, reduced discretionary spending may result in an excess of inventory throughout the industry, which could lead to increased pressure on our gross margin in the near term if the Company has to increase promotional activity above its normal levels to sell through its existing product.

•
Social distancing measures and general consumer behaviors due to the Covid-19 pandemic may continue to impact mall and store traffic even after stores return to normal operations, which may have a further negative impact on our business. Furthermore, declines in traffic beyond our current exceptions could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.

•
The Covid-19 pandemic has resulted in disruption to the financial markets and caused significant volatility and adverse impact on the value of our common stock. On March 30, 2020, we borrowed $700 million under our $900 million Revolving Credit Facility. If a significant number of our stores are required to close again or sales are lower than expected for an extended period of time, our liquidity may continue to be negatively impacted and we may need to draw additional funds from our Revolving Credit Facility or seek additional sources of financing, which may or may not be available. The Company is subject to additional requirements under the terms of the Revolving Credit Facility and its Senior Notes as described in "We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness" below.

•
While we are making significant efforts to reduce our non-essential SG&A expenses, including but not limited to, through discussions with our landlords and other vendors to obtain rent and other relief, we may not be successful in these endeavors and may be subject to continued expenses and potential litigation or claims from such landlords and vendors.

•
We continue to sell products through our stores that have re-opened and through our e-commerce sites. The majority of our distribution centers remain open and operational through the date of this report; however, such distribution centers may be forced to close or limit operations due to governmental mandates, health and safety concerns, or illness or absence of a substantial number of distribution center employees. Our third party logistics providers may also experience delays in fulfilling our orders to our customers.

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

The successful execution of our Acceleration Program is key to the long-term success of our business.
The Company is undergoing a review of its business under the Acceleration Program. The guiding principle of this multi-year growth agenda is to better meet the needs of each of its brands' unique customers by (i) Sharpening our Focus on the Customer (ii) Leveraging Data and Leading with a Digital-First Mindset and (iii) Transforming into a Leaner and More Responsive Organization. The Company believes the successful execution of these priorities will fuel desire for the Coach, Kate Spade and Stuart Weitzman brands, driving accelerated revenue growth, higher gross margins and substantial operating leverage across Tapestry’s portfolio.
The Acceleration Program reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability.
The Company believes that long-term growth and increased profitability can be realized through its strategic growth efforts over time. However, there is no assurance that we will be able to implement such efforts in accordance with our plans, that such efforts will result in the intended or otherwise desirable outcomes or that such efforts, even if successfully implemented, will be effective in achieving long-term growth or increased profitability. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7, "Restructuring Activities," for further information regarding the Acceleration Program. Further, recent or future changes in our executive leadership team may have an adverse effect on our ability to implement or to achieve favorable results under the Acceleration Program and/or result in further changes to our strategy.
If our execution of the initiatives under our Acceleration Program falls short, our business, financial condition and results of operation could be materially adversely affected.
Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the ongoing Covid-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), global factory production, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers. The Covid-19 pandemic has severely impacted and will likely continue to impact many of these factors.
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
Unfavorable economic conditions, as well as travel restrictions and potential changes in consumer behavior resulting from the Covid-19 pandemic, may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which our stores are located.
We face risks associated with operating in international markets.
We operate on a global basis, with approximately 42.8% of our net sales coming from operations outside of United States. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:

•
political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as Brexit. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting a 2 year negotiation period with the E.U., which was subsequently extended to January 31, 2020. The U.K. officially terminated its membership of the E.U. on January 31, 2020 under the terms of a withdrawal agreement concluded between the U.K. and E.U. and is now a transition phase until December 31, 2020. During the transition phase, the U.K. will generally continue operating as if it were still a member of the E.U. Trade talks between the E.U. and U.K., to determine their future relationship, are still underway. If a trade deal is not reached by December 31, 2020, the U.K. can expect checks and tariffs on products going to and coming from the E.U. beginning on January 1, 2021. If a trade deal is not reached by December 31, 2020, the U.K. can expect checks and tariffs on products going to and coming from the E.U. beginning on January 1, 2021. Although the terms of the U.K.'s future relationship with the E.U. are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and E.U. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees and resulting in increased cost by way of new or elevated customs duties or financial implications from operational challenges;

•	public health crises, such as pandemics and epidemic diseases (including the ongoing Covid-19 pandemic);

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

•	changes in tourist shopping patterns, particularly that of the Chinese consumer and as a result of the Covid-19 pandemic;

•	natural and other disasters;

•	political and civil unrest, such as the recent protests in Hong Kong SAR, China and in the United States; and

•
changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions.

Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	imposition of additional duties, taxes and other charges on imports or exports;

•	unavailability of, or significant fluctuations in the cost of, raw materials;

•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;

•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;

•	compliance with our Global Business Integrity Program;

•	compliance by our independent manufacturers and suppliers with our Supplier Code of Conduct and other applicable compliance policies;

•
compliance with U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products and the FCPA, U.K. Bribery Act and other global anti-corruption laws, as applicable;

•	disruptions or delays in shipments;

•	loss or impairment of key manufacturing or distribution sites;

•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;

•	product quality issues;

•	political unrest, including protests and other civil disruption;

•	public health crises, such as pandemic and epidemic diseases, and other unforeseen outbreaks;

•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise;

•	acts of war or terrorism and other external factors over which we have no control.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. Compliance with these laws may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
In addition, we require our independent manufacturers and suppliers to operate in compliance with applicable laws and regulations, as well as our Supplier Code of Conduct and other compliance policies under our Global Business Integrity Program; however, we do not control these manufacturers or suppliers or their labor, environmental or other business practices. Copies of our Global Business Integrity Program documents, including our Global Operating Principles, Anti-Corruption Policy and Supplier Code of Conduct are available through our website, www.tapestry.com. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
We are dependent on a limited number of distribution and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of the ongoing Covid-19 pandemic, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business. Because our distribution centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. We maintain a distribution center in Jacksonville, Florida, operated by Tapestry. To support our growth in mainland China and Europe, we established distribution centers in mainland China and the Netherlands, owned and operated by a third-party, allowing us to better manage the logistics in these regions while reducing costs. We also operate distribution centers, through third-parties, in Japan, parts of Greater China (Hong Kong SAR, Macao SAR and Taiwan), Singapore, Malaysia, the U.S., Spain, Italy, the U.K., Canada, Australia and South Korea. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations.
We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.
We do not own any of our retail store locations. We lease the majority of our stores under non-cancelable leases, which have historically had initial terms ranging from five and ten years, often with renewal options. We believe that the majority of the leases we enter into in the future will likely be non-cancelable. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. For example, in connection with the impact of the Covid-19 pandemic and our Acceleration Program, we are in active negotiations with our landlords on certain store exits. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.
Additionally, due to the volatile economic environment, it may be difficult to determine the fair market value of real estate properties when we are deciding whether to enter into leases or renew expiring leases. This may impact our ability to manage the profitability of our store locations, or cause impairments of our lease right of use assets if market values decline, any of which could have a material adverse effect on our financial condition or results of operations.
A decline in the volume of traffic to our stores could have a negative impact on our net sales.
The success of our retail stores located within malls and shopping centers may be impacted by (1) closures, operating restrictions and changes in consumer shopping behavior as a result of the Covid-19 pandemic; (2) the location of the store within the mall or shopping center; (3) surrounding tenants or vacancies; (4) increased competition in areas where malls or shopping centers are located; (5) the amount spent on advertising and promotion to attract consumers to the mall; and (6) a shift towards online shopping resulting in a decrease in mall traffic. Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
The growth of our business depends on the successful execution of our growth strategies, including our global omni-channel expansion efforts.
Our growth depends on the continued success of existing products, as well as the successful design, introduction of new products and maintaining an appropriate rationalization of our assortment. Our ability to create new products and to sustain existing products is affected by whether we can successfully anticipate and respond to consumer preferences and fashion trends. The failure to develop and launch successful new products or to rationalize our assortment appropriately could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our company not being the first to bring product to market, which could compromise our competitive position.
Our success and growth also depends on the continued development of our omni-channel presence for each of our brands globally, leaning into global digital opportunities for each brand, along with continued bricks and mortar expansion in select international regions, notably mainland China. Our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets, either through bricks and mortar stores or digital channels, have different operational characteristics, including but not limited to employment and labor, privacy, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Further, expanding in certain markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and therefore may be dilutive to our brands in the short-term. We may also have to compete for talent in international regions as we expand our omni-channel presence.
Consequently, if our global omni-channel expansion plans are unsuccessful, or we are unable to retain and/or attract key personnel, our business, financial condition and results of operation could be materially adversely affected.

Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers and stores, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Since the outbreak of the Covid-19 pandemic, the majority of our corporate employees and contractors have worked remotely for some time and many continue to do so, which has increased our dependence on digital technology during this period. The possibility of a cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many recent cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events.
Awareness and sensitivity to privacy breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. We may also incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation in the E.U. and the California Consumer Privacy Act in California, U.S.A., as well as increased cyber security protection costs such as organizational changes, Covid-19 employee and visitor health checks deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs and increased litigation as a result of cyber security breaches.
In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, mainland China, several throughout Europe, Australia and South Korea and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries, as described in Item I, "Business." Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
We face risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products.
Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. In May 2019, the United States increased the tariff rate from 10% to 25% on $200 billion of imports of select product categories into the U.S. from China. On August 1, 2019, the Trump Administration announced that the U.S. plans to implement an additional tariff of 10% on the remaining $300 billion of products imported into the U.S. from China on September 1, 2019. However, in January 2020, the U.S. and China reached a phase one trade deal which reduced tariffs to 7.5% on some of the $300 billion of select imports without imposing any retaliatory tariffs on the rest of the products. While the trade deal remains effective, there is no guarantee that the agreement will be honored by either party, which could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations as a result.
Our business may be subject to increased costs due to excess inventories and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products are impacted by an unforeseen factor, such as the Covid-19 pandemic, we may be faced with significant excess inventories for some products and missed opportunities for other products. If that occurs, we may be forced to rely on destruction, donation, markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
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
Tapestry, Inc. is a New York-based house of modern luxury lifestyle brands. Our Company and our brands are founded upon a consumer-led view of luxury that stands for inclusivity and approachability. Any misstep in product quality or design, executive leadership, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted. Our success also depends in part on our and our executive leadership team's ability to execute on our plans and strategies. Even if our products, marketing campaigns and retail environments do meet changing customer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of our customers or target markets, which could materially adversely impact our business, financial condition, and results of operations.
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
As of June 27, 2020, our consolidated indebtedness was approximately $2.3 billion. We also have the capacity to borrow an additional $200 million of additional indebtedness under our revolving credit facility, which may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. On May 19, 2020, we entered into an amendment to our credit facility, which requires us to maintain available liquidity of $700 million through October 2, 2021, and waives compliance with our leverage ratio covenant through the date our compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”). The amendment also provides that, if any two of Tapestry’s three credit ratings are non-investment grade during the Covenant Relief Period, Tapestry’s material domestic subsidiaries will guarantee the credit facility and be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. In addition to our standard covenants, the amendment also contains limitations on our ability to engage in share buybacks or issue cash dividends during the Covenant Relief Period, amongst other restrictions. An increased interest rate will also be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. In addition, it is possible that the interest rate payable on our 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series. Refer to Note 13, "Debt", for additional information on the terms of our revolving credit facility and outstanding Senior Notes.

The consequences and limitations under our credit agreement and the amendment thereto and our other outstanding indebtedness could impede our ability to engage in future business opportunities or strategic acquisitions. In addition, a prolonged disruption in our business may impact our ability to satisfy the available liquidity requirement under the amendment to our credit facility and, beyond the term of the Covenant Relief Period, the leverage ratio covenant. Non-compliance with these terms would constitute an event of default under our credit facility, which may result in acceleration of payment to the lenders. In the event of an acceleration of payment to the lenders, this would result in a cross default of the Company’s Senior Notes, causing the Company’s outstanding borrowings to also become due and payable on demand.
Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the financial impact of the Covid-19 pandemic on our business. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. In addition, our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook.
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
We depend on the guidance of our senior management team and other key employees who have significant experience and expertise in our industry and our operations. In recent years, we have experienced numerous changes to our senior leadership team. There can be no assurance that these individuals will remain with us or that we will be able to identify and attract suitable successors for these individuals. The loss of one or more of our key personnel or the direct or indirect consequences of results thereof, or any negative public perception with respect to these individuals or the loss of these individuals, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person or similar life insurance policies on any of senior management team or other key personnel.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our growth strategy historically has been acquisitions, such as our acquisition of Stuart Weitzman Holdings, LLC during fiscal 2015 and our acquisition of Kate Spade & Company during the first quarter of fiscal 2018. Although acquisitions are not currently contemplated in the Company's near term strategy, our management team has and, in the future, will consider growth strategies and expected synergies when considering any acquisition; however, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
The integration process of any newly acquired company may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

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
Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required annually, or as facts and circumstances exist, to assess goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. During fiscal 2020, the fair value of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset did not exceed the respective carrying values, resulting in goodwill impairment charges of $210.7 million and indefinite-lived brand impairment charges of $267.0 million. We cannot accurately predict the amount and timing of any potential future impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.
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
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, earnings per diluted share and other financial metrics or projections. We did not provide guidance in our earnings report for the third quarter of fiscal year 2020 due to uncertainty surrounding the financial impact of Covid-19 on our business. We have decided to continue to not provide guidance at this time and we do not have any responsibility to do so going forward or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
We periodically return value to investors through payment of quarterly dividends and common stock repurchases. On March 26, 2020, we announced we were suspending our quarterly dividend payment, effective beginning the fourth quarter of fiscal 2020, and stock repurchase program due to the impact of Covid-19 pandemic. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels and / or repurchase shares available under our common stock repurchase program. The market price of our securities could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. Refer to “If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed” for additional discussion of our quarterly dividend.
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
Our wholesale business comprised approximately 9% of total net sales for fiscal 2020. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. In addition, the Covid-19 pandemic has resulted in reduced operations or the closure, temporarily or permanently, of many of our wholesale partners. This is likely to continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our and our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
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
The Company embarked on a multi-year ERP implementation in fiscal 2017, which was completed in fiscal 2020. Implementing new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP systems. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. In addition, any disruptions or malfunctions affecting our new ERP systems could lead to the inability to deliver the optimal level of merchandise to our brands' stores or customers in a timely manner and/or cause critical information upon which we rely to be delayed, defective, corrupted, inadequate or inaccessible. Furthermore, failure of the computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services, as well as consumer privacy concerns and new global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
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

Current or future tax legislation may impact our tax structure and effective tax rates. On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law. The Tax Legislation, which became effective on January 1, 2018, significantly revised the U.S. tax code and required the Company to estimate the impact of the Tax Legislation for fiscal year 2019. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous income tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Tax Legislation and the CARES Act require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
The risks associated with climate change and other environmental impacts and increased focus by stakeholders on corporate responsibility issues, including those associated with climate change, could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and pricing of raw materials. Increased frequency and intensity of weather events (storms and floods) due to climate change could also lead to more frequent store closures and/or lost sales as customers prioritize basic needs. There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters. Although we have announced our corporate responsibility strategy and 2025 Corporate Responsibility Goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations. Even if we are able to achieve our 2025 Corporate Responsibility Goals, our business will continue to remain subject to risks associated with climate change.
Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of the Company's common stock.
The Company's results are typically affected by seasonal trends. We have historically realized, and expect to continue to realize, higher sales and operating income in the second quarter of our fiscal year. Poor sales in the Company's second fiscal quarter would have a material adverse effect on its full year operating results and result in higher inventories. In addition, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including the impact of the Covid-19 pandemic.
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
We have decided to suspend our quarterly dividend and stock repurchase program; there can be no assurance if, when and at what level our Board of Directors will authorize dividend payments or stock repurchases in the future.
On March 26, 2020, the Company announced that, due to the impact of the Covid-19 pandemic, Tapestry’s quarterly dividend, beginning in the fourth quarter of fiscal year 2020, along with the stock repurchase program would be suspended. While our Board of Directors intends to authorize dividends over the long-term and will re-evaluate when appropriate, there can be no assurance if, when and at what level our Board of Directors may resume making dividend payments. The Company is restricted from declaring cash dividends or repurchasing shares under the negative covenants associated with Amendment No. 1 to the Revolving Credit Facility during the Covenant Relief Period. The dividend program and the stock repurchase program each require the use of a portion of our cash flow. Our ability to begin to pay dividends and conduct stock repurchases in the future will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease or entirely discontinue these programs at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
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
The Company's bylaws can be amended by our Board or by the approval of a majority of the votes entitled to be cast by our stockholders. The Company's bylaws provide that nominations of persons for election to the Company's Board and the proposal of business to be considered at an annual meeting of stockholders may be made only in the notice of the meeting, by the Company's Board or by a stockholder who is a stockholder of record as of the record date set by the Company's Board for purposes of determining stockholders entitled to vote at the meeting, at the time of giving of notice by the stockholder pursuant to the Company's bylaws and at the time of the meeting, who is entitled to vote at the meeting in the election of each individual so nominated or on any such other business and has complied with the advance notice procedures of the Company's bylaws. Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company's common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key distribution, corporate and product development facilities as of June 27, 2020. The majority of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America distribution and customer service	850,000
New York, New York	Corporate, design, sourcing and product development	546,000(1)
Westchester, Ohio	Kate Spade North America distribution	601,000
Chiba, Japan	Japan regional distribution	244,000
Shanghai, China	Asia regional distribution	179,000
New York, New York	Kate Spade corporate management	135,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Carlstadt, New Jersey	Corporate office	65,000
Tokyo, Japan	Corporate and regional management	24,900
Shanghai, China	Coach Greater China regional management	23,000
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Seoul, South Korea	Corporate regional management	18,000
Hong Kong SAR, China	Coach sourcing and quality control	17,000(2)
Dongguan, China	Corporate sourcing, quality control and product development	16,700
London, England	International regional management	16,500
Shanghai, China	Asia regional management	16,200
Singapore	Coach Singapore regional management, sourcing and quality control	12,600
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	12,600
Tokyo, Japan	Kate Spade Japan regional management	11,000
Montreal, Canada	Stuart Weitzman Canada regional management and distribution	9,100
Shanghai, China	Kate Spade Joint Venture regional management	7,000

(1)	The Company has subleased approximately 148,800 square feet in its global headquarters.

(2)	Represents a Company-owned location.
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through fiscal 2036. The Company considers these properties to be in generally good condition, and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," and Item 6. "Selected Financial Data," for further information.
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
As of July 31, 2020, there were 2,123 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2020, to be filed with the Securities and Exchange Commission (the “Proxy Statement”), is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the “peer set" companies listed below over the five-fiscal-year period ending June 27, 2020, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on June 26, 2015 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and a peer set index tracking the peer group companies listed below, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

During fiscal 2020, the Company established a new peer group consisting of:

•	L Brands, Inc.

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Capri Holdings Limited

The Company's old peer group consisted of:

•	L Brands, Inc.,

•	PVH Corp.,

•	Ralph Lauren Corporation,

•	Tiffany & Co.,

•	V.F. Corporation,

•	Estee Lauder, Inc.,

•	Capri Holdings Limited

The Company removed Tiffany & Co. from the peer set due to recent business updates associated with the company. Furthermore, Tapestry management selected the "revised peer set" on an industry/line-of-business basis and believes this updated set of companies represent good faith comparables based on their history, size, and business models in relation to Tapestry, Inc.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2020
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
6/26/2015
7/2/2016
7/1/2017
6/30/2018
6/29/2019
6/27/2020
Tapestry, Inc.
S&P 500
New Peer Group
Old Peer Group

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
TPR	$100.00	$117.28	$140.99	$143.36	$101.04	$41.71
Revised Peer Set	$100.00	$91.12	$87.19	$120.36	$128.62	$104.69
Former Set	$100.00	$88.85	$88.80	$123.07	$126.73	$108.16
S&P 500	$100.00	$102.33	$120.38	$137.69	$152.03	$158.60
Stock Repurchase Program
The Company did not repurchase any shares of common stock during the fourth quarter of fiscal 2020. As of June 27, 2020, the Company had $600 million availability remaining in the stock repurchase program. The Company may terminate or limit the share repurchase program at any time. The Company is restricted from engaging in share buybacks during the Covenant Relief Period under Amendment No.1 to its Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended June 27, 2020 has been derived from the Company’s audited Consolidated Financial Statements. The financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended(3)
	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016
	(millions, except per share data)
Consolidated Statements of Operations:
Net sales	$4,961.4	$6,027.1	$5,880.0	$4,488.3	$4,491.8
Gross profit	3,239.3	4,053.7	3,848.5	3,081.1	3,051.3
Selling, general and administrative ("SG&A") expenses	3,790.1	3,234.0	3,176.5	2,283.5	2,395.5
Operating income (loss)	(550.8)	819.7	672.0	797.6	655.8
Net income (loss)	$(652.1)	643.4	397.5	591.0	460.5
Net income (loss) per share:
Basic	$(2.34)	$2.22	$1.39	$2.11	$1.66
Diluted	$(2.34)	$2.21	$1.38	$2.09	$1.65
Weighted-average basic shares outstanding	278.6	289.4	285.4	280.6	277.6
Weighted-average diluted shares outstanding	278.6	290.8	288.6	282.8	279.3
Dividends declared per common share	$1.013	$1.350	$1.350	$1.350	$1.350

Consolidated Percentage of Net Sales Data:
Gross margin	65.3%	67.3%	65.5%	68.6%	67.9%
SG&A expenses	76.4	53.7	54.0	50.9	53.3
Operating margin	(11.1)	13.6	11.4	17.8	14.6
Net income (loss)	(13.1)	10.7	6.8	13.2	10.3

Consolidated Balance Sheet Data:
Working capital	$811.0	$1,638.8	$1,494.4	$3,199.5	$1,346.2
Total assets	7,924.2	6,877.3	6,678.3	5,831.6	4,892.7
Cash, cash equivalents and investments	1,434.5	1,233.9	1,250.0	3,158.7	1,878.0
Inventory	736.9	778.3	673.8	469.7	459.2
Total debt	2,299.4	1,602.7	1,600.6	1,579.5	876.2
Stockholders' equity	2,276.4	3,513.4	3,244.6	3,001.9	2,682.9

	Fiscal Year Ended
	June 27, 2020	June 29, 2019(1)	June 30, 2018(1)	July 1, 2017	July 2, 2016(2)
Store Data:
Stores open at fiscal year-end:
Coach North America stores	375	391	402	419	432
Coach International stores	583	595	585	543	522
Kate Spade North America stores	213	213	200	—	—
Kate Spade International stores	207	194	142	—	—
Stuart Weitzman North America stores	58	71	68	69	64
Stuart Weitzman International stores	73	76	35	12	11
Total stores open at fiscal year-end	1,509	1,540	1,432	1,043	1,029

Store square footage at fiscal year-end:
Coach North America stores	1,758,668	1,802,410	1,835,543	1,884,204	1,892,146
Coach International stores	1,285,329	1,304,618	1,256,525	1,166,920	1,086,315
Kate Spade North America stores	603,487	578,649	495,121	—	—
Kate Spade International stores	291,322	267,349	171,754	—	—
Stuart Weitzman North America stores	102,784	125,336	117,869	117,944	105,264
Stuart Weitzman International stores	89,182	90,300	47,498	18,808	12,556
Total store square footage at fiscal year-end	4,130,772	4,168,662	3,924,310	3,187,876	3,096,281

Average store square footage at fiscal year-end:
Coach North America stores	4,690	4,610	4,566	4,497	4,380
Coach International stores	2,205	2,193	2,148	2,149	2,081
Kate Spade North America stores	2,833	2,717	2,476	—	—
Kate Spade International stores	1,407	1,378	1,210	—	—
Stuart Weitzman North America stores	1,772	1,765	1,733	1,709	1,645
Stuart Weitzman International stores	1,222	1,188	1,357	1,567	1,141

(1)	Refer to Part I, Item 1, "Business" for the number of stores acquired during the respective fiscal year for each brand.

(2)	The Company acquired the Stuart Weitzman Canada distributor in the fourth quarter of fiscal 2016 (which included the impact of an additional 14 retail stores in North America).

(3)
The Company recorded certain items which affect the comparability of our results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information on the items related to fiscal 2020 and fiscal 2019. During fiscal 2018, the Company recorded adjustments in cost of sales and SG&A expenses of $116.4 million and $204.7 million, respectively, related to the Operational Efficiency plan and its Integration and Acquisition costs. During fiscal 2017, the Company recorded adjustments in cost of sales and SG&A expenses of $2.9 million and $22.3 million, respectively, related to the Operational Efficiency plan and its Integration and Acquisition efforts. During fiscal 2016, the Company recorded adjustments in cost of sales and SG&A expenses of $1.1 million and $122.0 million related to the Company's multi-year strategic plan to transform the Coach brand, announced in fiscal 2014, the Operational Efficiency Plan and Stuart Weitzman acquisition-related costs. The following table reconciles the Company's reported results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") to our adjusted results that exclude these items:

				Net Income (Loss)
Fiscal 2020	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,239.3	$3,790.1	$(550.8)	$(652.1)	$(2.34)
Excluding items affecting comparability	118.0	(871.2)	989.2	923.3	3.31
Adjusted: (Non-GAAP Basis)	$3,357.3	$2,918.9	$438.4	$271.2	$0.97

				Net Income
Fiscal 2019	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$4,053.7	$3,234.0	$819.7	$643.4	$2.21
Excluding items affecting comparability	27.8	(103.5)	131.3	105.3	0.36
Adjusted: (Non-GAAP Basis)	$4,081.5	$3,130.5	$951.0	$748.7	$2.57

				Net Income
Fiscal 2018	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,848.5	$3,176.5	$672.0	$397.5	$1.38
Excluding items affecting comparability	116.4	(204.7)	321.1	362.4	1.25
Adjusted: (Non-GAAP Basis)	$3,964.9	$2,971.8	$993.1	$759.9	$2.63

				Net Income
Fiscal 2017	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,081.1	$2,283.5	$797.6	$591.0	$2.09
Excluding items affecting comparability	2.9	(22.3)	25.2	18.3	0.06
Adjusted: (Non-GAAP Basis)	$3,084.0	$2,261.2	$822.8	$609.3	$2.15

				Net Income
Fiscal 2016	Gross Profit	SG&A Expenses	Operating Income	Amount	Per Diluted Share
As Reported: (GAAP Basis)	$3,051.3	$2,395.5	$655.8	$460.5	$1.65
Excluding items affecting comparability	1.1	(122.0)	123.1	91.2	0.33
Adjusted: (Non-GAAP Basis)	$3,052.4	$2,273.5	$778.9	$551.7	$1.98

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
EXECUTIVE OVERVIEW
The fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018 were each 52-week periods.
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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:

•	Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do

•
Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet

•
Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer

The Company believes the successful execution of these priorities will fuel desire for the Coach, Kate Spade and Stuart Weitzman brands, driving accelerated revenue growth, higher gross margins and substantial operating leverage across Tapestry’s portfolio. Key strategies by brand include:
Coach

•	Deepening Engagement with Consumers through enhanced brand and cultural relevance, united by our values and purpose to be authentic, inclusive and embody the courageous spirit of New York City

•	Creating Innovative and Compelling Product to exceed the expectations of our target consumers by geography and customer segments

•	Driving Digital Sales and New Customer Recruitment by offering a true omnichannel experience

•	Accelerating Growth in China through tailored and optimized assortments, enhanced marketing and expanded reach across direct channels and third party online distribution

•
Enhancing Profitability through more focused assortments and a disciplined approach to promotions, resulting in continued Average Unit Retail ("AUR") improvements and higher gross margin. In addition, achieving operational excellence by right-sizing SG&A cost structure and store fleet

Kate Spade

•
Crystallizing the Brand’s Purpose and Returning to a Position of Strength by fulfilling our promise as a lifestyle brand representing joy, optimism and color, amplified through unique, best-in-class storytelling on a multi-category lifestyle platform

•	Instilling a Laser Focus on the Customer across all touchpoints, and fostering a community of women emotionally connected to and inspired by the Kate Spade brand story and values

•	Reenergizing and Growing Handbags and Leathergoods by reintroducing non-negotiable brand elements, rebuilding the core offering, and capitalizing on a new Signature platform

•	Leaning into Digital Strength by modernizing and creating engaging brand experiences across all of our digital platforms, fully unleashing the power of Kate Spade community and brand

•	Capturing Market Share and Improving Profitability by acquiring, re-engaging, and retaining customers, driving top and bottom line growth
Stuart Weitzman

•	Renewing the Brand’s Reputation for Fit, Comfort and Quality, listening and responding to our customer’s needs in order to design beautiful and on-trend shoes

•	Growing Key Categories by building a leading presence in boots, booties and sandals and expanding the casual assortment, while dramatically simplifying the product offering

•	Restoring Profitability by focusing distribution on those markets and channels of greatest opportunity, notably China where the brand has strong momentum and high margins

•	Strengthening Relationship with Wholesale Partners by providing relevant products and faster, more consistent execution

•	Establishing a Robust Digital Presence which supports best-in-class multi-media content and depth of assortment
Recent Developments
Covid-19 Pandemic
Tapestry began fiscal 2020 with a focus on profitable growth through innovation, global expansion, investing in digital capabilities, and harnessing the power of a multi-brand model. However, the Covid-19 pandemic has had significant impacts on our business globally. As a result, while the Company remains confident in its long-term strategy, its short-term focus has pivoted towards adapting to these challenges.
The Covid-19 virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Consequently, the spread of Covid-19 has caused significant global business disruptions, including full and partial store closures. As a result of the widespread impact of Covid-19, Tapestry had temporarily closed the majority of its directly operated stores in globally for some period of time to help reduce the spread of Covid-19. As of the end of the fiscal year, the vast majority of the Company's stores have reopened for either in-store or curb-side service. Many of our wholesale and licensing partners have also closed their bricks and mortar stores as required by government orders during the third and fourth quarter.
In response to this challenging environment, the Company's focus is on the following actions:
A Focus on Revenue

•	Re-opening stores as quickly as possible, while following governmental and public health guidelines; and

•	Aggressively leaning into the global digital opportunity for all brands. Ensuring that our e-commerce platforms and distribution centers remain operational across all major regions.
Eliminating Non-Essential Operating Costs Across All Key Areas of Spend

•
Driving SG&A savings through the right-sizing of marketing expenses to adjust to the lower revenue base, while maintaining a focus on digital; reducing fixed costs such as rent; driving procurement savings, including reducing external third party services.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•	Tightly managing inventories by reflowing product introductions and cancelling inventory receipts for late summer/early fall 2020; and

•	Reducing capital expenditures by delaying or cancelling new store openings, while prioritizing investment in high-return projects aligned with the multi-year growth agenda, notably in digital.
Preserving Liquidity

•	Drawing down $700 million from its $900 million Revolving Credit Facility to add to cash balances;

•	Suspending its quarterly cash dividend beginning in the fourth quarter of fiscal 2020; and

•	Suspending its share repurchase program.
Addressing Organizational Costs

•	Reducing our corporate and retail workforce;

•	Applying for available government payroll subsidy programs in various countries to mitigate payroll expense;

•
A 50% reduction in cash compensation for the Board of Directors and salary reductions of 5% to 20%, depending on salary level, for all corporate employees above a certain salary threshold, expected to remain in effect until up to the end of fiscal year 2021;

•	Cancellation of our Annual Incentive Plan for fiscal year 2020, which resulted in no bonuses being paid for fiscal 2020; and

•	Elimination of merit salary increases for all employees for fiscal year 2021.
The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous income tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
Acceleration Program
The Company is undergoing a review of its business under the Acceleration Program reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020, Company expects to incur total pre-tax charges of approximately $185 - $200 million related to the Acceleration Program with most of the remaining charges expected in fiscal 2021. Refer to Note 7, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information. The Company estimates that it will realize approximately $300 million in gross run rate expense savings from these initiatives, including $200 million projected for fiscal 2021.
Fiscal 2020 Impairments
During fiscal 2020, Stuart Weitzman results continued to be negatively impacted by trailing impacts of operational challenges first experienced in 2018. While the Company addressed these challenges through investment in talent, operational process improvements, and a focus on the fashion sensibility of the core design aesthetic, the Brand experienced a reduction in demand. This reduction in cash flows generated by the brand as well as the decline in future expected cash flows was exacerbated by the Covid-19 pandemic, which resulted in lower sales driven by full and partial closures of a significant portion of our stores globally. During fiscal 2020, the Company recorded $210.7 million of impairment charges to goodwill and $267.0 million of impairment charges to indefinite-lived brand intangible assets for the Stuart Weitzman reporting unit. Refer to "Critical Accounting Policies and Estimates," herein, for further information.

During fiscal 2020, the Company recorded $267.7 million of impairment charges related to store assets, inclusive of lease assets as well as purchase commitments. Impairment charges recorded in the first quarter related to an accounting policy change made in conjunction with the adoption of the new lease accounting standard, whereas the impairment charges recorded in the third and fourth quarter were primarily driven by lower cash flows due to Covid-19. Refer to Note 12, "Fair Value Measurements," and Note 18, "Segment Information," for further information.
During fiscal 2020, the Company recorded $104.0 million of increases in inventory reserves, similarly driven by current and expected changes to operations as a result of Covid-19.
ERP Implementation
In fiscal 2020, the Company completed its multi-year Enterprise Resource Planning ("ERP") implementation. Key milestones were achieved as follows:

•	Fiscal 2018: Implementation of a global consolidation system which provided a common platform for financial reporting.

•
Fiscal 2019: Deployment of global finance and accounting systems for Corporate, Coach and Stuart Weitzman and global finance, accounting, supply chain and human resource information systems for Kate Spade.

•	Fiscal 2020: Supply chain functions for Coach and Stuart Weitzman were implemented at the beginning of fiscal 2020.
The Company is also implementing a point-of-sale system which supports all in-store transactions, distributes management reporting for each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. The implementation is complete for Coach stores in North America and Europe and expected to be implemented for Stuart Weitzman stores in North America in fiscal 2021 and Kate Spade North America in fiscal 2022.
Organization-related and Integration Costs
During fiscal 2019, the Company acquired certain distributors for the Kate Spade and Stuart Weitzman brands. During fiscal 2018, the Company acquired Kate Spade & Company, certain distributors for the Coach and Stuart Weitzman brands and obtained operational control of the Kate Spade Joint Ventures. The operating results of the respective entities have been consolidated in the Company's operating results commencing on the date of each acquisition. As a result of these acquisitions, the Company incurred charges related to the integration and acquisition of the businesses. These charges are primarily associated with organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments. The Company does not expect there to be any charges in fiscal 2021. Refer to Note 6, "Integration," Note 4, "Acquisitions," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.
Chief Executive Officer and Chief Financial Officer Changes
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
On July 21, 2020, the Company announced that Jide Zeitlin resigned as the Company’s Chairman, Chief Executive Officer and from the Company's Board of Directors, effective July 20, 2020. Effective July 21, 2020, the Company appointed Joanne Crevoiserat, the Company's Chief Financial Officer, as Interim Chief Executive Officer. The Company also appointed Andrea Shaw Resnick, the Company's Global Head of Investor Relations and Corporate Communications, as Interim Chief Financial Officer. Refer to Note 22, "Subsequent Events," for further information.

Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
As previously noted, Covid-19 was officially declared a global pandemic by the World Health Organization in March 2020. The virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in full and partial store closures globally, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores have reopened for either in-store or curb-side service as of the end of the fiscal year, stores may be required to close again for an extended period of time due to the possibility of a "second wave" of increased infections. Covid-19 may also cause disruptions in the Company’s supply chain, resulting in facility closures, labor instability, potential inability to source raw materials and disrupted operating procedures in attempts to curb the spread of Covid-19 within our third-party manufacturers, distribution centers, and other vendors. The Company’s e-commerce sites continue to operate, subject to the local guidance related to Covid-19 surrounding our distribution centers.
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. There is uncertainty around the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to make adjustments to our operating plan. Refer to Part I, Item 1A. “Risk Factors” for further information.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that global expansion has declined significantly in the last year and the outbreak of the Covid-19 pandemic has negatively shocked the global economy, contributing to further anticipated declines for the remainder of calendar 2020. These organizations expect recovery to be more gradual than initially anticipated based on the economic activity displayed by economies with declining infection rates. Economic activity has been marked by persistent social distancing and declines in productivity as businesses struggle to ramp up operations in response to risks and regulations related to Covid-19. For economies that struggle with infection control, the negative impacts will be amplified due to lengthier lockdown provisions. While intensifying uncertainty surrounds future economic growth, multilateral cooperation and support from local policymakers is pivotal in shaping the economic outlook.
Furthermore, currency volatility, political instability and potential changes to trade agreements may contribute to a worsening of the macroeconomic environment. During fiscal 2020, Hong Kong SAR, China has been the subject of worsening political unrest, as demonstrated through ongoing public demonstrations and protests, which has impacted and is expected to continue to impact our business. In addition, during fiscal 2019 and continuing into fiscal 2020, the Trump Administration and China have both imposed new tariffs on the importation of certain product categories into the respective country. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting a 2 year negotiation period with the E.U., which was subsequently extended to January 31, 2020. The U.K. officially terminated its membership of the E.U. on January 31, 2020 under the terms of a withdrawal agreement concluded between the U.K. and E.U. and has now entered into a transition phase until December 31, 2020. During the transition phase, the U.K. will generally continue operating as if it were still a member of the E.U. Trade talks between the E.U. and U.K., to determine their future relationship, are still underway. The U.K. passed on the opportunity to extend the transition phase beyond December 31, 2020, and as such, if a trade deal is not reached by December 31, 2020, the U.K. can expect checks and tariffs on products going to and coming from the E.U. beginning on January 1, 2021.
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

FISCAL 2020 COMPARED TO FISCAL 2019
The following table summarizes results of operations for fiscal 2020 compared to fiscal 2019. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,961.4	100.0%	$6,027.1	100.0%	$(1,065.7)	(17.7)%
Gross profit	3,239.3	65.3	4,053.7	67.3	(814.4)	(20.1)
SG&A expenses	3,790.1	76.4	3,234.0	53.7	556.1	(17.2)
Operating income (loss)	(550.8)	(11.1)	819.7	13.6	(1,370.5)	NM
Interest expense, net	60.1	1.2	47.9	0.8	12.2	(25.2)
Other expense (income)	13.3	0.3	5.6	0.1	7.7	NM
Income (Loss) before provision for income taxes	(624.2)	(12.6)	766.2	12.7	(1,390.4)	NM
Provision for income taxes	27.9	0.7	122.8	2.0	(94.9)	(77.3)
Net income (loss)	(652.1)	(13.1)	643.4	10.7	(1,295.5)	NM
Net income (loss) per share:
Basic	$(2.34)		$2.22		$(4.56)	NM
Diluted	$(2.34)		$2.21		$(4.55)	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2020 and fiscal 2019 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Fiscal 2020 Items

	Fiscal Year Ended June 27, 2020
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	2,411.6	—	(0.1)	(61.9)	—	2,473.6
Kate Spade	682.9	—	(1.2)	(32.3)	—	716.4
Stuart Weitzman	144.8	—	(4.3)	(9.8)	(8.4)	167.3
Gross profit(1)	$3,239.3	$—	$(5.6)	$(104.0)	$(8.4)	$3,357.3

Coach	1,822.2	—	0.5	116.7	18.5	1,686.5
Kate Spade	782.2	—	0.1	92.9	13.6	675.6
Stuart Weitzman	766.2	—	(2.0)	526.7	17.6	223.9
Corporate	419.5	28.5	29.2	—	28.9	332.9
SG&A expenses	$3,790.1	$28.5	$27.8	$736.3	$78.6	$2,918.9

Coach	589.4	—	(0.6)	(178.6)	(18.5)	787.1
Kate Spade	(99.3)	—	(1.3)	(125.2)	(13.6)	40.8
Stuart Weitzman	(621.4)	—	(2.3)	(536.5)	(26.0)	(56.6)
Corporate	(419.5)	(28.5)	(29.2)	—	(28.9)	(332.9)
Operating income (loss)	$(550.8)	$(28.5)	$(33.4)	$(840.3)	$(87.0)	$438.4

Provision for income taxes	27.9	(6.0)	3.8	(55.3)	(8.4)	93.8
Net income (loss)	$(652.1)	$(22.5)	$(37.2)	$(785.0)	$(78.6)	$271.2
Net income (loss) per diluted common share	$(2.34)	$(0.08)	$(0.13)	$(2.82)	$(0.28)	$0.97

(1)Adjustments within Gross profit are recorded within Cost of sales.
In fiscal 2020 the Company incurred charges as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Organization-related & Integration Costs - Total charges represent integration costs primarily related to professional fees. Refer to the "Executive Overview" herein and Note 6, "Integration," for more information.

•
Impairment - Total charges are primarily due to impairment charges on the indefinite-lived brand intangible asset and goodwill for Stuart Weitzman, impairment charges on property and equipment assets and lease ROU assets, as well as increases in inventory reserves. Refer to Note 12, "Fair Value Measurements," Note 15, "Goodwill and Other Intangible Assets," and Note 18, "Segment Information," for further information.

•
Acceleration Program - Total charges, incurred under the Acceleration Program, are primarily due to organization-related costs as a result of severance and store closures charges. Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities established in connection with the adoption of the new lease accounting standard, establishing inventory reserves, accelerated depreciation and severance. Refer to the "Executive Overview" and Note 7, "Restructuring Activities," herein for further information.

These actions taken together increased the Company's SG&A expenses by $871.2 million, Cost of sales by $118.0 million and Provision for income taxes by $65.9 million, negatively impacting net income by $923.3 million, or $(3.31) per diluted share.

Fiscal 2019 Items

	Fiscal Year Ended June 29, 2019
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Integration & Acquisition	Impact of Tax Legislation	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	2,996.4	—	(1.9)	—	2,998.3
Kate Spade	863.6	—	(6.3)	—	869.9
Stuart Weitzman	193.7	—	(19.6)	—	213.3
Gross profit(1)	$4,053.7	$—	$(27.8)	$—	$4,081.5

Coach	1,848.0	—	7.1	—	1,840.9
Kate Spade	698.2	—	14.5	—	683.7
Stuart Weitzman	245.2	—	15.0	—	230.2
Corporate	442.6	36.9	30.0	—	375.7
SG&A expenses	$3,234.0	$36.9	$66.6	$—	$3,130.5

Coach	1,148.4	—	(9.0)	—	1,157.4
Kate Spade	165.4	—	(20.8)	—	186.2
Stuart Weitzman	(51.5)	—	(34.6)	—	(16.9)
Corporate	(442.6)	(36.9)	(30.0)	—	(375.7)
Operating income (loss)	$819.7	$(36.9)	$(94.4)	$—	$951.0

Provision for income taxes	122.8	(9.4)	(25.8)	9.2	148.8
Net income (loss)	$643.4	$(27.5)	$(68.6)	$(9.2)	$748.7
Net income (loss) per diluted common share	$2.21	$(0.09)	$(0.24)	$(0.03)	$2.57

(1)Adjustments within Gross profit are recorded within Cost of sales.
In fiscal 2019 the Company incurred adjustments as follows:

•	ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.

•
Integration & Acquisition - Total charges primarily represent integration and acquisition costs related to organization-related costs, professional fees, one-time write-off of inventory and limited life purchase accounting adjustments. Refer to the "Executive Overview" herein and Note 6, "Integration," for more information.

•
Impact of Tax Legislation - Total charges primarily related to the net impact of the transition tax and re-measurement of deferred tax balances. Refer to the "Executive Overview" herein and Note 16, "Income Taxes," for further information.

These actions taken together increased the Company's SG&A expenses by $103.5 million and cost of sales by $27.8 million, decreased the provision for income taxes by $26.0 million, negatively impacting net income by $105.3 million, or $0.36 per diluted share.
Tapestry, Inc. Summary - Fiscal 2020
Currency Fluctuation Effects
The change in net sales and gross margin in fiscal 2020 compared to fiscal 2019 has been presented both including and excluding currency fluctuation effects.

Net Sales
Net sales in fiscal 2020 decreased 17.7% or $1.07 billion to $4.96 billion. Excluding the effects of foreign currency, net sales decreased by 17.5% or $1.05 billion. This decrease was driven by the impact of the Covid-19 outbreak on our business.
Gross Profit
Gross profit decreased 20.1% or $814.4 million to $3.24 billion in fiscal 2020 from $4.05 billion in fiscal 2019. Gross margin for fiscal 2020 was 65.3% as compared to 67.3% in fiscal 2019. Excluding items affecting comparability of $118.0 million in fiscal 2020 and $27.8 million in fiscal 2019, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit decreased 17.7% or $724.2 million to $3.36 billion in fiscal 2020, and gross margin remained at 67.7% in fiscal 2020 and fiscal 2019. This decrease in gross profit is primarily driven by decreases in Coach of $524.7 million, in Kate Spade of $153.5 million and in Stuart Weitzman of $46.0 million.
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
SG&A expenses increased 17.2% or $556.1 million to $3.79 billion in fiscal 2020 as compared to $3.23 billion in fiscal 2019. As a percentage of net sales, SG&A expenses increased to 76.4% during fiscal 2020 as compared to 53.7% during fiscal 2019. Excluding items affecting comparability of $871.2 million in fiscal 2020 and $103.5 million in fiscal 2019, SG&A expenses decreased 6.8% or $211.6 million to $2.92 billion from $3.13 billion in fiscal 2019; and SG&A expenses as a percentage of net sales increased to 58.8% in fiscal 2020 from 51.9% in fiscal 2019. This decrease in SG&A expenses is primarily due to decreases in Coach of $154.4 million, Corporate expenses of $42.8 million, Kate Spade of $8.1 million and Stuart Weitzman of $6.3 million.
Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 5.2% or $23.1 million to $419.5 million in fiscal 2020 as compared to $442.6 million in fiscal 2019. Excluding items affecting comparability of $86.6 million and $66.9 million in fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 11.4% or $42.8 million to $332.9 million in fiscal 2020 as compared to $375.7 million in fiscal 2019. This decrease in SG&A expenses was primarily due to lower compensation cost mostly related to the cancellation of our Annual Incentive Plan for fiscal year 2020.
Operating Income (Loss)
Operating income decreased $1.37 billion to an operating loss of $550.8 million during fiscal 2020 as compared to operating income of $819.7 million in fiscal 2019. Operating margin was (11.1)% in fiscal 2020 as compared to 13.6% in fiscal 2019. Excluding items affecting comparability of $989.2 million in fiscal 2020 and $131.3 million in fiscal 2019, operating income decreased 53.9% or $512.6 million to $438.4 million from $951.0 million in fiscal 2019; and operating margin was 8.8% in fiscal 2020 as compared to 15.8% in fiscal 2019. This decrease in operating income is primarily driven by declines in operating income in Coach of $370.3 million, in Kate Spade of $145.4 million and in Stuart Weitzman of $39.7 million, partially offset by a decrease in Corporate expenses of $42.8 million.
Interest Expense, net
Net interest expense increased 25.2% or $12.2 million to $60.1 million in fiscal 2020 as compared to $47.9 million in fiscal 2019. The increase in interest expense, net is due to lower interest income and the additional interest expense related to the draw down on the Revolving Credit Facility in the fourth quarter of the fiscal year.
Other Expense (Income)
Other expense increased $7.7 million to $13.3 million in fiscal 2020 as compared to $5.6 million in fiscal 2019. This increase in other expense is related to an increase in foreign exchange losses.
Provision for Income Taxes
The effective tax rate was (4.5)% in fiscal 2020 as compared to 16.0% in fiscal 2019. Excluding items affecting comparability, the effective tax rate was 25.7% in fiscal 2020 as compared to 16.6% in fiscal 2019. The increase in our effective tax rate was primarily attributable to impact of permanent tax adjustments on lower net sales and the geographic mix of earnings.

Net Income (Loss)
Net income decreased $1.3 billion to a net loss of $652.1 million in fiscal 2020 as compared to a net income of $643.4 million in fiscal 2019. Excluding items affecting comparability, net income decreased 63.8% or $477.5 million to $271.2 million in fiscal 2020 from $748.7 million in fiscal 2019. This decrease was primarily due to lower operating income, partially offset by a decrease in the provision for income taxes.
Net Income (Loss) per Share
Net loss per diluted share was $2.34 in fiscal 2020 as compared to net income per diluted share of $2.21 in fiscal 2019. Excluding items affecting comparability, net income per diluted share decreased 62.3% or $1.60 to $0.97 in fiscal 2020 from $2.57 in fiscal 2019, primarily due to lower net income.
Segment Performance - Fiscal 2020
Coach

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,525.7	100.0%	$4,270.9	100.0%	$(745.2)	(17.4)%
Gross profit	2,411.6	68.4	2,996.4	70.2	(584.8)	(19.5)
SG&A expenses	1,822.2	51.7	1,848.0	43.3	(25.8)	(1.4)
Operating income	589.4	16.7	1,148.4	26.9	(559.0)	(48.7)
Coach Net Sales decreased 17.4% or $745.2 million to $3.53 billion in fiscal 2020. Excluding the impact of foreign currency, net sales decreased 17.2% or $736.4 million. This decrease was primarily attributed to a net decline of $661.3 million in bricks and mortar retail sales globally due to the impact of the Covid-19 outbreak, which was partially offset by an increase in e-commerce sales globally. Wholesale sales also declined $75.4 million due to lower demand as a result of the Covid-19 outbreak.
Coach Gross Profit decreased 19.5% or $584.8 million to $2.41 billion in fiscal 2020 from $3.00 billion in fiscal 2019. Gross margin decreased to 68.4% in fiscal 2020 as compared to 70.2% in fiscal 2019. Excluding items affecting comparability of $62.0 million and $1.9 million in fiscal 2020 and in fiscal 2019, respectively, Coach gross profit decreased 17.5% or $524.7 million to $2.47 billion from $3.00 billion in fiscal 2019, and gross margin remained at 70.2% in fiscal 2020 and in fiscal 2019 on a non-GAAP basis. Excluding the impact of foreign currency in both periods, gross margin increased 30 basis points.
Coach SG&A expenses decreased 1.4% or $25.8 million to $1.82 billion in fiscal 2020 as compared to $1.85 billion in fiscal 2019. As a percentage of net sales, SG&A expenses increased to 51.7% in fiscal 2020 as compared to 43.3% in fiscal 2019. Excluding items affecting comparability of $135.7 million and $7.1 million in fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 8.4% or $154.4 million to $1.69 billion in fiscal 2020 from $1.84 billion in fiscal 2019. SG&A expenses as a percentage of sales increased from 47.8% in fiscal 2020 from 43.1% in fiscal 2019. This decrease in SG&A expenses is primarily due to a decline in compensation costs, mainly related to the cancellation of the Annual Incentive Plan for fiscal year 2020, and lower variable selling costs due to store closures in relation to Covid-19.
Coach Operating Income decreased 48.7% or $559.0 million to $589.4 million in fiscal 2020, resulting in an operating margin of 16.7%, as compared to $1.15 billion and 26.9%, respectively in fiscal 2019. Excluding items affecting comparability, Coach operating income decreased 32.0% or $370.3 million to $787.1 million from $1.16 billion in fiscal 2019; and operating margin was 22.3% in fiscal 2020 as compared to 27.1% in fiscal 2019. This decrease in operating income was due to a decrease in gross profit, partially offset by lower SG&A expenses.

Kate Spade

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,149.5	100.0%	$1,366.8	100.0%	$(217.3)	(15.9)%
Gross profit	682.9	59.4	863.6	63.2	(180.7)	(21.0)
SG&A expenses	782.2	68.0	698.2	51.1	84.0	12.0
Operating income (loss)	(99.3)	(8.6)	165.4	12.1	(264.7)	NM
Kate Spade Net Sales decreased 15.9% or $217.3 million to $1.15 billion in fiscal 2020. Excluding the impact of foreign currency, net sales decreased 16.0% or $218.4 million. This decrease is primarily due to a decline of $190.5 million in retail sales mainly in North America due to full and partial store closures related to the Covid-19 outbreak. Furthermore, wholesale sales declined $23.4 million due to lower demand as a result of the Covid-19 outbreak.
Kate Spade Gross Profit decreased 21.0% or $180.7 million to $682.9 million in fiscal 2020 from $863.6 million in fiscal 2019. Gross margin decreased to 59.4% in fiscal 2020 from 63.2% in fiscal 2019. Excluding items affecting comparability of $33.5 million and $6.3 million in fiscal 2020 and fiscal 2019 respectively, Kate Spade gross profit decreased 17.6% or $153.5 million to $716.4 million from $869.9 million in fiscal 2019, and gross margin decreased 130 basis points to 62.3% from 63.6% in fiscal 2019. The gross margin decrease of 130 basis points is primarily due to promotional activity, unfavorable channel mix and the impact of directly operating the footwear business.
Kate Spade SG&A Expenses increased 12.0% or $84.0 million to $782.2 million in fiscal 2020 from $698.2 million in fiscal 2019. As a percentage of net sales, SG&A expenses increased to 68.0% during fiscal 2020 as compared to 51.1% in fiscal 2019. Excluding items affecting comparability of $106.6 million and $14.5 million in fiscal 2020 and fiscal 2019, respectively, SG&A expenses decreased 1.2% or $8.1 million to $675.6 million in fiscal 2020 compared to $683.7 million in fiscal 2019; and SG&A expenses as a percentage of sales increased to 58.8% in fiscal 2020 from 50.0% in fiscal 2019. This decrease was due to a decline in compensation costs, mostly related to the cancellation of the Annual Incentive Plan for fiscal 2020, and lower variable selling costs due to store closures in relation to Covid-19, partially offset by new store openings and increased marketing expenses.
Kate Spade Operating Income decreased $264.7 million to an operating loss of $99.3 million in fiscal 2020, resulting in an operating margin of (8.6)% as compared to an operating income of $165.4 million and operating margin of 12.1% in fiscal 2019. Excluding items affecting comparability, Kate Spade operating income decreased 78.1% or $145.4 million to $40.8 million from $186.2 million in fiscal 2019, resulting in an operating margin of 3.6% as compared to 13.6% in fiscal 2019. The decrease in operating income was due to lower gross profit, partially offset by lower SG&A expenses.
Stuart Weitzman

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		Variance
	(millions)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$286.2	100.0%	$389.4	100.0%	$(103.2)	(26.5)%
Gross profit	144.8	50.6	193.7	49.8	(48.9)	(25.3)
SG&A expenses	766.2	NM	245.2	63.0	521.0	NM
Operating loss	(621.4)	NM	(51.5)	(13.2)	(569.9)	NM
Stuart Weitzman Net Sales decreased by 26.5% or $103.2 million to $286.2 million in fiscal 2020. Excluding the impact of foreign currency, net sales decreased 25.6% or $99.5 million. This decrease was primarily due to lower shipments in the wholesale business of $74.2 million and a decline in the retail business of $25.3 million as a result of the Covid-19 outbreak partially offset by an expanded store network.
Stuart Weitzman Gross Profit decreased 25.3% or $48.9 million to $144.8 million in fiscal 2020 from $193.7 million in fiscal 2019. Gross margin increased 80 basis points to 50.6% in fiscal 2020 from 49.8% in fiscal 2019. Excluding items affecting comparability of $22.5 million in fiscal 2020 and $19.6 million in fiscal 2019, Stuart Weitzman gross profit decreased 21.6% or $46.0 million to $167.3 million from $213.3 million in fiscal 2019, and gross margin increased 370 basis points to 58.5% in fiscal 2020 from 54.8% in fiscal 2019. The year over year change in gross margin was positively impacted by foreign currency rates by

120 basis points. Excluding the impact of foreign currency, the increase in gross margin of 250 basis points is primarily due to favorable channel mix.
Stuart Weitzman SG&A Expenses increased $521.0 million to $766.2 million in fiscal 2020 as compared to $245.2 million in fiscal 2019. Excluding items affecting comparability of $542.3 million in fiscal 2020 and $15.0 million in fiscal 2019, SG&A expenses decreased 2.8% or $6.3 million to $223.9 million in fiscal 2020 from $230.2 million in fiscal 2019; and SG&A expenses as a percentage of net sales increased to 78.2% in fiscal 2020 from 59.1% in fiscal 2019. This decrease is primarily due to a decrease in marketing expenses and compensation costs partially offset by additional store-related costs as a result of new store openings.
Stuart Weitzman Operating Loss increased $569.9 million to an operating loss of $621.4 million in fiscal 2020, as compared to an operating loss of $51.5 million in fiscal 2019. Excluding items affecting comparability, Stuart Weitzman operating loss increased $39.7 million to an operating loss of $56.6 million from an operating loss of $16.9 million in fiscal 2019; and operating margin was (19.8)% in fiscal 2020 as compared to (4.3)% in fiscal 2019. The increase in operating loss was due to a decrease in gross profit partially offset by lower SG&A expenses.
FISCAL 2019 COMPARED TO FISCAL 2018
The comparison of fiscal 2019 to 2018 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 29, 2019, filed on August 15, 2019.
NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share reflect certain items, including the impact of the Impairment charges and Acceleration Program costs in fiscal 2020, ERP Implementation and Organization-related and Integration charges in fiscal 2020 and 2019, and the impact of Tax Legislation in fiscal 2019. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the Covid-19 pandemic, comparable store sales are not reported for fiscal year ended June 27, 2020 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

FINANCIAL CONDITION
Cash Flows - Fiscal 2020 Compared to Fiscal 2019

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	Change
	(millions)
Net cash provided by operating activities	$407.0	$792.4	$(385.4)
Net cash provided by (used in) investing activities	44.3	(574.2)	618.5
Net cash provided by (used in) financing activities	5.9	(485.6)	491.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(6.8)	6.7
Net increase (decrease) in cash and cash equivalents	$457.1	$(274.2)	$731.3
The Company’s cash and cash equivalents increased by $457.1 million in fiscal 2020 compared to a decrease of $274.2 million in fiscal 2019, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities decreased $385.4 million primarily due to changes in operating assets and liabilities of $192.3 million, the impact of non-cash charges of $717.8 million and changes in net income of $1.30 billion.
The $192.3 million change in our operating asset and liability balances was primarily driven by:

•
Other liabilities changed by $18.0 million. They were a use of cash of $37.8 million in fiscal 2020 compared to a use of cash of $55.8 million in fiscal 2019, primarily driven by the application of net operating losses to reduce the Transition Tax liability partially in fiscal 2019, partially offset by a reclass of liability from long-term to short-term.

•
Other assets changed by $107.5 million. They were a source of cash of $38.3 million in fiscal 2020 as compared to a use of cash of $69.2 million in fiscal 2019, primarily driven by timing of tax related payments.

•
Inventories changed by $46.1 million. They were a use of cash of $58.6 million in fiscal 2020 as compared to a use of cash of $104.7 million in fiscal 2019, primarily driven by increased inventory in transit at the end of fiscal 2019, and lower than expected sales in fiscal 2020.

•
Accrued liabilities changed by $36.4 million. They were a source of cash of $7.6 million in fiscal 2020 as compared to a use of cash of $28.8 million in fiscal 2019, primarily driven by the timing of income tax payments, higher reserves due to Covid-19, partially offset by the cancellation of AIP.

•
Accounts payable changed by $51.9 million. They were a use of cash of $91.7 million in fiscal 2020 as compared to a use of cash of $39.8 million in fiscal 2019, primarily driven by the timing of lower inventory receipts across all brands.

•
Trade accounts receivable changed by $36.2 million. They were a source of cash of $61.9 million in fiscal 2020 as compared to a source of cash of $25.7 million in fiscal 2019, primarily driven by a decrease in wholesale shipments across all brands and a decrease in retail sales due to store closures related to Covid-19.

Net cash provided by (used in) investing activities
Net cash provided by investing activities was $44.3 million in fiscal 2020 compared to a use of cash of $574.2 million in fiscal 2019, resulting in a $618.5 million increase in net cash provided by investing activities.
The $44.3 million source of cash in fiscal 2020 is primarily due to net cash proceeds from maturities and sales of investments of $462.1 million. This source of cash was partially offset by purchases of investments of $212.4 million and capital expenditures of $205.4 million.
The $574.2 million use of cash in fiscal 2019 is primarily due to purchase of investments of $415.5 million and capital expenditures of $274.2 million. This use of cash was partially offset by net cash proceeds from maturities and sales of investments of $159.0 million.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $5.9 million in fiscal 2020 as compared to a use of cash of $485.6 million in fiscal 2019, resulting in a $491.5 million increase in net cash provided by financing activities.

The $5.9 million source of cash in fiscal 2020 was primarily due to proceeds from the draw down on the Revolving Credit Facility of $700.0 million, partially offset by dividend payments of $380.3 million and repurchases of common stock of $300.0 million.
The $485.6 million of cash used in fiscal 2019 was primarily due to dividend payments of $390.7 million and repurchases of common stock of $100.0 million.
Cash Flows - Fiscal 2019 Compared to Fiscal 2018
The comparison of fiscal 2019 to 2018 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 29, 2019, filed on August 15, 2019.

Working Capital and Capital Expenditures
As of June 27, 2020, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,426.3	$—	$1,426.3
Short-term investments(1)	8.1	—	8.1
Revolving Credit Facility(2)	900.0	700.0	200.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$3,934.4	$2,300.0	$1,634.4

(1)
As of June 27, 2020, approximately 29.4% of our cash and short-term investments were held outside the United States. In fiscal 2019, we have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. The Company has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated. See Note 16, "Income Taxes" for more information.

(2)
In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of June 27, 2020, $700.0 million of borrowings were outstanding under the Revolving Credit Facility. Refer to Note 13, "Debt," for further information on our existing debt instruments.

(3)
In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). Furthermore, on June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company's ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company's assets. As of June 27, 2020, no known events of default have occurred. Refer to Note 13, "Debt," for further information on our existing debt instruments.

We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of June 27, 2020, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2021 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, which is uncertain as a result of Covid-19, and to financial, business and other factors, some of which are beyond the Company's control. The Company expects total capital expenditures to be approximately $150 million in fiscal 2021.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.
Share Repurchase Plan
On May 9, 2019, the Company announced that its Board of Directors had authorized the repurchase up to $1.00 billion of shares of its outstanding common stock. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. During fiscal 2020, the Company repurchased $300.0 million of common stock. As of June 27, 2020, the Company has the authorization to repurchase up to $600.0 million of additional shares under the plan. Amendment No. 1 to the Revolving Credit Facility contains negative covenants that limit the ability of the Company to, among other things, engage in share buybacks during the Covenant Relief Period. Refer to Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for further information.

Contractual and Other Obligations
Firm Commitments
As of June 27, 2020, the Company's contractual obligations are as follows:

	Total	Fiscal 2021	Fiscal 2022 – 2023	Fiscal 2024 – 2025	Fiscal 2026 and Beyond
	(millions)
Capital expenditure commitments	$17.0	$17.0	$—	$—	$—
Inventory purchase obligations	280.4	280.4	—	—	—
Operating lease obligations	2,614.9	454.6	692.9	493.0	974.4
Finance lease obligations	6.9	1.4	2.8	2.7	—
Debt repayment	2,311.5	711.5	400.0	600.0	600.0
Interest on outstanding debt	325.0	67.4	113.0	94.1	50.5
Mandatory transition tax payments(1)	155.9	11.9	48.7	95.3	—
Other	72.8	39.5	33.3	—	—
Total	$5,784.4	$1,583.7	$1,290.7	$1,285.1	$1,624.9

(1)
Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. Refer to Note 16, "Income Taxes," for further information.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $77.3 million as of June 27, 2020, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at June 27, 2020 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees of $33.3 million as of June 27, 2020, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through 2039.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 14, "Commitments and Contingencies," for further information.

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
At June 27, 2020, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At June 27, 2020, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. Furthermore, the Company may utilize independent third-party valuation firms to assist in making these fair value determinations. If goodwill is identified based upon the valuation of an acquired business, the goodwill is assigned to the reporting units which will benefit from the synergies that result from the business combination and reported within the segment that such reporting units comprise. Refer to Note 4, "Acquisitions," for detailed disclosures related to our acquisitions.

Goodwill and Other Intangible Assets
Upon acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of brands, customer relationships, right-of-use assets and order backlog. Goodwill and certain other intangible assets deemed to have indefinite useful lives, including brand intangible assets, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the multi-period excess earnings method, respectively, with consideration of market comparisons as appropriate. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019 or fiscal 2018. During the third quarter of fiscal 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. The reduction in both cash from operations and future expected cash flows were exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the third quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of the third quarter did not exceed their respective carrying values. Accordingly, in the third quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. During the third quarter of fiscal 2020, the Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. The Company considered the excess of the fair value over its carrying value for all Coach and Kate Spade reporting unit and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units.
Based on the annual assessment, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2020 testing date exceeded their respective carrying values by approximately 13% and 35%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and potential operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies including the direct operation of certain previous distributor and joint venture businesses, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and the simplification of certain corporate overhead structures and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2021 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2020 net income.
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
Refer to Note 16, “Income Taxes,” for further information.
Recent Accounting Pronouncements
Refer to Note 3, "Significant Accounting Policies," to the accompanying audited consolidated financial statements for a description of certain recently adopted, issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of June 27, 2020 and June 29, 2019, forward currency contracts designated as cash flow hedges with a notional amount of $586.2 million and $398.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of June 27, 2020.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Euro. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of June 27, 2020 and June 29, 2019, the total notional values of outstanding forward foreign currency contracts related to these loans were $76.9 million and $14.5 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at June 27, 2020 and June 29, 2019 was $2.9 million and $1.1 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at June 27, 2020 and June 29, 2019 was $1.7 million and $4.9 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of June 27, 2020, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated October 24, 2019 as amended May 19, 2020, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Revolving Credit Facility. Borrowings under the Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. A hypothetical 10% change in the credit agreement interest rate would have resulted in an immaterial change in interest expense in fiscal 2020. Furthermore, a prolonged disruption on our business resulting from the Covid-19 pandemic may impact our ability to satisfy the terms of our Revolving Credit Facility, including our liquidity covenant.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At June 27, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $577 million, $393 million and $565 million, respectively. At June 29, 2019, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes

was approximately $630 million, $399 million and $606 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2020.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2020 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of June 27, 2020 as included elsewhere herein.
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
During the second quarter of fiscal 2019, the Company completed the first phase of its ERP implementation, SAP’s S4/HANA, migrating the global finance functions for Corporate, Coach and Stuart Weitzman. The second phase of this implementation which was the finance and supply chain functions were implemented for Kate Spade during the third quarter of fiscal 2019. Furthermore, the supply chain functions for Coach and Stuart Weitzman followed during fiscal 2020. As a result of the implementations, there were certain changes to processes and procedures, which resulted in changes to the Company’s internal control over financial reporting. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A, Risk Factors herein.
Other than the lease accounting standards adoption and ERP system implementation noted above, there were no other changes in our internal control over financial reporting during the fiscal year ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing Covid-19 as it relates to our internal controls.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2020 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2020 Annual Meeting of Stockholders and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2020 Annual Meeting of Stockholders.

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
TAPESTRY, INC.

Date: August 13, 2020	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 13, 2020.

Signature	Title

/s/ Joanne C. Crevoiserat	Interim Chief Executive Officer
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Andrea Shaw Resnick	Interim Chief Financial Officer
Andrea Shaw Resnick	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Susan Kropf	Chair, Board of Directors
Susan Kropf

/s/ John P. Bilbrey	Director
John P. Bilbrey

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Denton	Director
David Denton

/s/ Anne Gates	Director
Anne Gates

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of June 27, 2020 and June 29, 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 27, 2020, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, effective June 30, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" (“ASC 842”), using the modified retrospective approach. Recently adopted accounting standards - ASC 842 is also communicated as a critical audit matter below.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill and Other Intangible Assets - Kate Spade - Refer to Notes 3 and 15 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived brand intangible assets for impairment involves the comparison of carrying value to their respective fair values. The determination of the fair values requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates and profit margins, as well as discount rates. Changes in these assumptions could have a significant impact on either the fair values, the amount of any impairment charge, or both.

The carrying value of goodwill associated with the Kate Spade reporting unit was $639.4 million and the carrying value of the Kate Spade indefinite-lived brand intangible asset was $1,300.0 million at June 27, 2020. The fair value of goodwill and the Kate Spade indefinite-lived brand intangible asset exceeded their carrying values by approximately 13% and 35%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies including the direct operation of certain previous distributor and joint venture businesses, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and the simplification of certain corporate overhead structures and other initiatives aimed at increasing profitability of the business.

Given the significant judgments made by management to estimate the fair value of the Kate Spade operations used in both the goodwill and Kate Spade indefinite-lived brand intangible fair value analyses and the difference between their fair values and carrying values, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future revenue growth rates and profit margins and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future revenue growth rates and profit margins and discount rates included the following:

•
We tested the effectiveness of management’s controls over its goodwill and indefinite-lived brand intangible asset impairment evaluations, including controls over the forecasts of future revenue and profit margin, and the selection of the discount rate.

•	We evaluated management’s ability to accurately forecast by comparing actual revenue and profit margin results to historical projections.

•
We evaluated management’s revenue and profit margin projections over the projection period with (1) internal communications to management and the board of directors, (2) peer companies, and (3) industry and market conditions.

•	We used the assistance of our fair value specialists to assess the acceptability of the weighting applied to value indications from different valuation techniques.

•
We used the assistance of our fair value specialists to assess the acceptability of the implied equity premium. With respect to the market value of equity, we tested the calculations used in developing the respective market value of equity.

•
We used the assistance of our fair value specialists in evaluating the fair value methodology and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the respective discount rates selected by management.

Goodwill and Other Intangible Assets - Stuart Weitzman - Refer to Notes 3 and 15 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived brand intangible assets for impairment involves the comparison of carrying value to their respective fair values. The determination of the fair values requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates and profit margins, as well as discount rates. Changes in these assumptions could have a significant impact on either the fair values, the amount of any impairment charge, or both.

During the third quarter of fiscal year 2020, revenue growth rate and profit margin trends continued to decline from those that were forecasted for the Stuart Weitzman brand, which resulted in reductions of both current and future forecasted cash flows. As a result of these conditions, the Company concluded that a triggering event had occurred during the third quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and Stuart Weitzman indefinite-lived brand intangible asset. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and Stuart Weitzman indefinite-lived brand intangible asset as of March 28, 2020 did not exceed their respective carrying values. The Company recorded a goodwill impairment charge of approximately $210.7 million related to the Stuart Weitzman reporting unit, and an impairment charge of approximately $267.0 million related to the Stuart Weitzman indefinite-lived brand intangible asset, each resulting in a full impairment.

Given the significant judgments made by management to estimate the fair value of the Stuart Weitzman operations used in both the goodwill and indefinite-lived brand intangible fair value analyses and the resulting impairment recorded, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future revenue growth rates and profit margins and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future revenue growth rates and profit margins and discount rates included the following:

•
We tested the effectiveness of management’s controls over its goodwill and indefinite-lived brand intangible asset impairment evaluations, including controls over the forecasts of future revenue and profit margin, and the selection of the discount rate.

•	We evaluated management’s ability to accurately forecast by comparing actual revenue and profit margin results to historical projections.

•
We evaluated management’s revenue and profit margin projections over the projection period with (1) internal communications to management and the board of directors, (2) peer companies, and (3) industry and market conditions.

•
With the assistance of our fair value specialists, we evaluated the market approach, including evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculations, as well as benchmarking the selected multiples against these guideline public companies.

•	We used the assistance of our fair value specialists to assess the acceptability of the weighting applied to value indications from different valuation techniques.

•
We used the assistance of our fair value specialists in evaluating the fair value methodology and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the respective discount rates selected by management.

•	We evaluated the reasonableness of the inputs and the mathematical accuracy of the calculation used to calculate the impairment recorded.
Recently adopted accounting standards - ASC 842- Incremental Borrowing Rate - Refer to Notes 3 and 11 to the
financial statements (also see Change in Accounting Principle explanatory paragraph above)
Critical Audit Matter Description
The Company adopted the provisions of ASC 842, Leases (“ASC 842”), as of June 30, 2020. The Company recorded lease liabilities for the present value of its lease commitments and corresponding right-of-use (ROU) assets of approximately $2.32 billion and $2.13, respectively, upon adoption. The Company developed estimated collateralized incremental borrowing rates (IBR) for each lease portfolio to present value the lease payments as required by ASC 842 when the discount rate is not implicit in the lease. The determination of an IBR required management to use significant estimates and assumptions including its credit rating, credit spread, and adjustments for the impact of collateral, lease tenors, economic environment and currency.
We identified the IBRs used in the adoption of ASC 842 as a critical audit matter because of the significant impact of management’s assumptions and estimates in determining the selected IBRs for each lease portfolio and the related material impact upon the lease liabilities and corresponding right-of-use (ROU) assets recorded upon adoption. Management’s assumptions and estimates used in determining the selected IBRs were the Company’s credit rating, credit spread, and adjustments for the impact of collateral, lease tenors, economic environment and currency. Given these significant judgments made by management in determining the IBRs, performing audit procedures to evaluate the reasonableness of the methods and assumptions related to these assumptions and estimates involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBRs used in the adoption of ASC 842 included the following, among others:

•
We tested the effectiveness of controls over the methods and assumptions used by management to estimate the IBRs, including those over the credit rating, credit spreads and adjustments for the impact of collateral, lease tenors, economic environment and currency.

•
With the assistance of our fair value specialists, we evaluated the methods and assumptions used by management to estimate the IBRs and tested the inputs used by management to develop the IBRs as follows:

–	Assessed the reasonableness of the methodology and models used to estimate the IBRs based on the definition and guidance in ASC 842 and other reference materials.

–	Assessed the reasonableness of the significant inputs used to estimate the IBRs by comparing to Company specific benchmarks, comparable companies and other market information:

▪	The credit rating ascribed to the Company.

▪	The credit spreads applied in determining the IBRs.

▪	The collateral, lease tenors, economic environment and currency adjustments applied in determining the IBRs.

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 13, 2020

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of June 27, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 27, 2020, of the Company and our report dated August 13, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", using the modified retrospective approach.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 13, 2020

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2020	June 29, 2019
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,426.3	$969.2
Short-term investments	8.1	264.6
Trade accounts receivable, less allowances of $15.9 and $4.4, respectively	193.3	298.1
Inventories	736.9	778.3
Income tax receivable	46.0	55.8
Prepaid expenses	57.5	99.8
Other current assets	85.0	91.0
Total current assets	2,553.1	2,556.8
Property and equipment, net	775.2	938.8
Operating lease right-of-use assets	1,757.0	—
Long-term investments	0.1	0.1
Goodwill	1,301.1	1,516.2
Intangible assets	1,379.4	1,711.9
Deferred income taxes	55.9	19.4
Other assets	102.4	134.1
Total assets	$7,924.2	$6,877.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$130.8	$243.6
Accrued liabilities	511.0	673.6
Current portion of operating lease liabilities	388.8	—
Current debt	711.5	0.8
Total current liabilities	1,742.1	918.0
Long-term debt	1,587.9	1,601.9
Long-term operating lease liabilities	1,799.8	—
Deferred income taxes	155.1	234.1
Long-term income taxes payable	144.0	155.9
Other liabilities	218.9	454.0
Total liabilities	5,647.8	3,363.9

See Note 14 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value) issued and outstanding – 276.2 million and 286.8 million shares, respectively	2.8	2.9
Additional paid-in-capital	3,358.5	3,302.1
Retained earnings (accumulated deficit)	(992.7)	291.6
Accumulated other comprehensive income (loss)	(92.2)	(83.2)
Total stockholders’ equity	2,276.4	3,513.4
Total liabilities and stockholders’ equity	$7,924.2	$6,877.3
  See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(millions, except per share data)
Net sales	$4,961.4	$6,027.1	$5,880.0
Cost of sales	1,722.1	1,973.4	2,031.5
Gross profit	3,239.3	4,053.7	3,848.5
Other selling, general and administrative expenses	3,312.4	3,234.0	3,176.5
Impairment of goodwill and intangible assets	477.7	—	—
Operating income (loss)	(550.8)	819.7	672.0
Interest expense, net	60.1	47.9	74.0
Other expense (income)	13.3	5.6	1.2
Income (loss) before provision for income taxes	(624.2)	766.2	596.8
Provision for income taxes	27.9	122.8	199.3
Net income (loss)	$(652.1)	$643.4	$397.5
Net income (loss) per share:
Basic	$(2.34)	$2.22	$1.39
Diluted	$(2.34)	$2.21	$1.38
Shares used in computing net income (loss) per share:
Basic	278.6	289.4	285.4
Diluted	278.6	290.8	288.6
Cash dividends declared per common share	$1.013	$1.350	$1.350

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(millions)
Net income (loss)	$(652.1)	$643.4	$397.5
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	5.6	(5.9)	(1.6)
Unrealized gains (losses) on available-for-sale investments, net	0.5	(0.5)	0.4
Change in pension liability, net	(1.7)	0.6	1.5
Foreign currency translation adjustments	(13.4)	5.4	3.8
Other comprehensive income (loss), net of tax	(9.0)	(0.4)	4.1
Comprehensive income (loss)	$(661.1)	$643.0	$401.6

 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 1, 2017	281.9	$2.8	$2,978.3	$107.7	$(86.9)	$3,001.9
Net income (loss)	—	—	—	397.5	—	397.5
Other comprehensive income (loss)	—	—	—	—	4.1	4.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	6.1	0.1	133.8	—	—	133.9
Share-based compensation	—	—	88.1	—	—	88.1
Additional paid-in-capital as part of purchase consideration	—	—	5.3	—	—	5.3
Dividends declared ($1.350 per share)	—	—	—	(386.2)	—	(386.2)
Balance at June 30, 2018	288.0	2.9	3,205.5	119.0	(82.8)	3,244.6
Net income (loss)	—	—	—	643.4	—	643.4
Other comprehensive income (loss)	—	—	—	—	(0.4)	(0.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.2	—	8.6	—	—	8.6
Share-based compensation	—	—	88.0	—	—	88.0
Repurchase of common stock	(3.4)	—	—	(100.0)	—	(100.0)
Dividends declared ($1.350 per share)	—	—	—	(391.0)	—	(391.0)
Cumulative adjustment from adoption of new accounting standards (see Note 3)	—	—	—	20.2	—	20.2
Balance at June 29, 2019	286.8	2.9	3,302.1	291.6	(83.2)	3,513.4
Net income (loss)	—	—	—	(652.1)	—	(652.1)
Other comprehensive income (loss)	—	—	—	—	(9.0)	(9.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.3	—	(10.5)	—	—	(10.5)
Share-based compensation	—	—	66.9	—	—	66.9
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($1.013 per share)	—	—	—	(283.5)	—	(283.5)
Cumulative adjustment from adoption of new accounting standards (see Note 3)				(48.8)		(48.8)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(millions)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(652.1)	$643.4	$397.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248.3	268.2	260.3
Impairment charges	813.5	—	—
Provision for bad debt	26.0	7.1	1.3
Share-based compensation	53.1	84.8	81.3
Acceleration program charges	24.8	—	—
Integration and restructuring activities	14.0	32.5	134.9
Deferred income taxes	(115.7)	34.5	(50.9)
Changes to lease related balances, net	73.1	—	—
Other non-cash charges, net	2.3	(5.5)	3.1
Changes in operating assets and liabilities:
Trade accounts receivable	61.9	25.7	(5.6)
Inventories	(58.6)	(104.7)	30.4
Other liabilities	(37.8)	(55.8)	157.7
Accounts payable	(91.7)	(39.8)	(77.3)
Accrued liabilities	7.6	(28.8)	(16.1)
Other assets	38.3	(69.2)	80.9
Net cash provided by operating activities	407.0	792.4	997.5
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(43.5)	(2,375.8)
Purchases of property and equipment	(205.4)	(274.2)	(267.4)
Purchases of investments	(212.4)	(415.5)	(3.8)
Proceeds from maturities and sales of investments	462.1	159.0	482.2
Acquisition of lease rights, net of proceeds	—	—	—
Net cash (used in) provided by investing activities	44.3	(574.2)	(2,164.8)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	(380.3)	(390.7)	(384.1)
Repurchase of common stock	(300.0)	(100.0)	—
Proceeds from revolver	700.0	—	—
Proceeds from issuance of debt, net of discount	—	—	1,100.0
Repayment of debt	—	—	(1,100.0)
Proceeds from share-based awards	4.3	35.3	165.7
Taxes paid to net settle share-based awards	(14.9)	(27.0)	(31.5)
Payment of deferred purchase price	(2.4)	(2.5)	—
Payments of finance lease liabilities	(0.8)	(0.7)	(0.8)
Net cash (used in) provided by financing activities	5.9	(485.6)	(250.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(6.8)	(11.5)
(Decrease) increase in cash and cash equivalents	457.1	(274.2)	(1,429.5)
Cash and cash equivalents at beginning of year	969.2	1,243.4	2,672.9
Cash and cash equivalents at end of year	$1,426.3	$969.2	$1,243.4
Supplemental information:
Cash paid for income taxes, net	$87.2	$183.8	$16.4
Cash paid for interest	$68.1	$64.1	$63.0
Non-cash investing activity – property and equipment obligations	$21.1	$48.3	$30.1

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal years ended June 27, 2020 (“fiscal 2020”), June 29, 2019 (“fiscal 2019”) and June 30, 2018 (“fiscal 2018”) were 52-week periods. The fiscal year ending July 3, 2021 (“fiscal 2021”) will be a 53-week period.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus ("Covid-19") continues to grow worldwide, impacting a significant majority of the regions in which we operate. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments have responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19. As of the end of the fiscal year, the vast majority of the Company's stores had been re-opened for either in-store or pick-up service. Many of the Company's wholesale partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarter.
The global Covid-19 pandemic continues to evolve and the full extent to which it will impact the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and geographic spread of the virus and the success of actions to contain the virus or treat its impact, among others. While the full magnitude of the effects on the Company's business is difficult to predict at this time, the Covid-19 pandemic has and is expected to continue to have a material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2021 and beyond. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory. In addition, the negative impacts of the Covid-19 pandemic could result in the establishment of additional valuation allowances in certain jurisdictions.
In response to the Covid-19 pandemic, the Company has taken actions to reinforce its liquidity and financial flexibility. Specific actions include: suspending its quarterly dividend and all share repurchases for the foreseeable future, actively reducing non-essential SG&A expense, reducing in its corporate and retail workforce, reducing corporate compensation, tightly managing inventory and reducing capital expenditures.
Furthermore, the Company borrowed $700 million under its $900 million definitive credit agreement, as entered on October 24, 2019 ("Revolving Credit Facility") as a precautionary measure. If stores are required to close again for an extended period of time due to a "second wave" of increased infections, its liquidity may continue to be negatively impacted and it may need to draw additional funds from our Revolving Credit Facility or seek additional sources of financing, which may or may not be available. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility, which sets

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

forth the modifications pertaining to the leverage ratio financial covenant required. Refer to Note 13, "Debt", for additional information regarding the Company's outstanding notes payable and applicable amendments.
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
Share Repurchases
The Company accounts for stock repurchases by allocating the repurchase price to common stock and retained earnings. Under Maryland law, the Company's state of incorporation, there are no treasury shares. As a result, all repurchased shares are authorized but unissued shares. The Company may terminate or limit the stock repurchase program at any time. The total amount of common stock repurchase price allocated to accumulated deficit as of June 27, 2020 was $299.9 million.
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation. Beginning in fiscal 2020, the Company presented the impact of foreign currency gains and losses within Other expense (income) within its Consolidated Statements of Operations. Accordingly, foreign currency gains and losses that were reported within Selling, general and administrative expenses ("SG&A") in fiscal 2019 are now reflected within Other expense (income).
3. SIGNIFICANT ACCOUNTING POLICIES
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and software and computer equipment is depreciated over lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment and right-of-use assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $267.7 million and $7.4 million of impairment charges in fiscal 2020 and fiscal 2019, respectively.
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
Business Combinations
In connection with an acquisition, the Company records all assets acquired and liabilities assumed of the acquired business at their acquisition date fair value, including the recognition of contingent consideration at fair value on the acquisition date. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. Furthermore, the Company may utilize independent third-party valuation firms when necessary. Refer to Note 4, "Acquisitions," for detailed disclosures related to our acquisitions.
Goodwill and Other Intangible Assets
Upon acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of brands, customer relationships, right-of-use assets and order backlog. Goodwill and certain other intangible assets deemed to have indefinite useful lives, including brand intangible assets, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived and indefinite-lived intangible assets are primarily determined using discounted cash flows and the multi-period excess earnings method, respectively, with consideration of market comparisons when appropriate. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2019 or fiscal 2018. In fiscal 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit and an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand.
Operating Leases
As discussed in “Recent Accounting Pronouncements” herein, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") and related ASUs at the beginning of fiscal 2020. The Company leases retail space, office space, warehouse facilities, distribution centers, storage space, machinery, equipment and certain other items under operating leases. These leases may also include rent escalation clauses or lease incentives in the form of construction allowances and rent reduction. In determining the lease term used in the lease right-of-use ("ROU") asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees, and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. Per the guidance, the use of the implicit rate to determine the present value of lease payments is required. As the rate implicit in the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the Company's credit rating, credit spread and adjustments for the impact of collateral, lease tenors, economic environment and currency.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2020 and fiscal 2019, the Company had asset retirement obligations of $35.6 million and $33.2 million, respectively, primarily classified within other non-current liabilities in the Company's Consolidated Balance Sheets.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Refer to Note 5, "Revenue," for additional information.
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
Shipping and Handling
Shipping and handling costs incurred were $128.1 million, $123.6 million and $101.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in cost of sales. The amount previously recorded as shipping and handling costs in fiscal 2019 has been corrected in the current year disclosure to exclude other costs.
Advertising
Advertising costs include expenses related to direct marketing activities, such as direct mail pieces, digital and other media and production costs. In fiscal 2020, fiscal 2019 and fiscal 2018, advertising expenses for the Company totaled $238.0 million, $247.1 million and $228.4 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
Cash Paid for Interest
Cash paid for interest includes cash paid for interest related to the Company's Revolving Credit Facility, Senior Notes, and Note Payable and was $68.1 million, $64.1 million and $63.0 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and is disclosed as supplemental information on the Consolidated Statement of Cash Flows. The amount previously reported as cash paid for interest in fiscal 2019 has been corrected in the current year disclosure.

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
Refer to Note 16, "Income Taxes," herein for further discussion on the Company's income taxes.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2020 to June 2021. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. Current maturity dates are in July 2020, and such contracts are typically renewed upon maturity if the related balance has not been settled.
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
Recent Accounting Pronouncements
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The effects of the adoption on selected line items within the Company's Consolidated Balance Sheet as of June 30, 2019 were as follows:

	June 29, 2019		June 30, 2019
	As Reported under ASC 840	ASC 842 Adjustments	As Reported under ASC 842
	(millions)
Current Assets:
Prepaid expenses(1)	$99.8	$(37.8)	$62.0
Other current assets(1)	91.0	(2.3)	88.7
Long-term Assets:
Operating lease right-of-use assets(1)	—	2,133.7	2,133.7
Intangible assets(1)	1,711.9	(58.5)	1,653.4
Deferred income tax assets(3)	19.4	1.7	21.1
Other assets and long-term investments(1)	134.2	(27.4)	106.8
Current Liabilities:
Accrued liabilities(1)(3)	673.6	(39.2)	634.4
Operating lease liabilities(2)	—	362.3	362.3
Current debt	0.8	(0.8)	—
Long-term Liabilities:
Long-term debt	1,601.9	(5.3)	1,596.6
Operating lease liabilities(2)	—	1,961.6	1,961.6
Deferred income tax liabilities(3)	234.1	(13.1)	221.0
Other liabilities(1)(3)	454.0	(207.2)	246.8
Stockholder's Equity:
Retained earnings (accumulated deficit)(3)	291.6	(48.9)	242.7

(1)
Upon adoption, the Company recognized operating lease right-of-use ("ROU") assets on the Consolidated Balance Sheet. In conjunction with this recognition, the Company reclassified amounts to lease right-of-use assets including: prepaid rent from prepaid expenses; key money and lease right intangibles from current and long-term other assets; deferred rent, lease incentives, unfavorable lease right liability and other accrued rent from current and long-term other liabilities. In addition, upon adoption in the first quarter of fiscal 2020, the Company recognized initial ROU asset balances of $2.13 billion on its Consolidated Balance Sheet.

(2)	Upon adoption, the Company recognized lease liabilities of $2.32 billion on the Consolidated Balance Sheet, which were recorded within Current and Long-term lease liabilities.

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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

	As Reported	Impact of Adoption	Balances Excluding Adoption
	(millions)
Net sales	$6,027.1	$(2.2)	$6,029.3
Cost of sales	1,973.4	1.7	1,971.7
Gross profit	4,053.7	(3.9)	4,057.6
Selling, general and administrative expenses	3,234.0	(3.9)	3,237.9
Operating income	$819.7	$—	$819.7

For further information regarding revenue from contracts with customers, refer to Note 5, "Revenue."
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"), which is intended to improve the effectiveness of fair value disclosures. The ASU removes or modifies certain disclosure requirements related to fair value information, as well as adds new disclosure requirements for Level 3 fair value measurements. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company does not currently expect that the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2018-15"), which is intended to clarify the accounting for implementation costs of cloud computing arrangements which are deemed to be a service contract rather than a software license. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company does not currently expect that the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires companies to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The requirement of the new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company does not currently expect that the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.
4. ACQUISITIONS
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The aggregate cash paid in connection with the acquisition of Kate Spade was $2.39 billion (or $2.32 billion net of cash acquired). Consideration also includes $5.3 million as a result of the conversion of previously granted unvested equity awards held by Kate Spade employees. The Company funded the acquisition through cash on-hand, as well as debt proceeds. Refer to Note 13, "Debt", for information regarding the Company's outstanding debt.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

(3)
The Company assigned $324.0 million of goodwill associated with the Kate Spade acquisition to Coach brand reporting units based upon the analysis of expected synergies, including the allocation of corporate synergies to the brands. Refer to Note 15, "Goodwill and Other Intangible Assets," for further information.

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
The operational results of Kate Spade for the post-acquisition period from July 11, 2017 to June 29, 2019 are included in the Company’s accompanying Consolidated Statement of Operations for the year ended June 29, 2019. Refer to Note 18, "Segment Information," for the operating results of the Kate Spade business.
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
The aggregate purchase consideration for the three acquisitions was $153.7 million, of which $106.9 million will be paid in cash and the remaining is related to non-cash consideration. Of the cash consideration, $61.5 million (or $55.6 million net of cash acquired) was paid during fiscal 2018, $2.5 million was paid during fiscal 2019 and the remaining will be paid in the future. Of the total purchase consideration of $153.7 million, $50.0 million of net assets were recorded at their fair values, and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $103.7 million. Of this amount, $52.8 million, $49.3 million and $1.6 million were recorded to the Company's Kate Spade, Stuart Weitzman and Coach segments, respectively. During the fourth quarter of fiscal 2018, there were measurement period adjustments of $2.3 million and $0.5 million, related to the Kate Spade and Stuart Weitzman segments, respectively, which decreased Goodwill. Refer to Note 15, "Goodwill and Other Intangible Assets," for further information.
The results of the operations of each acquired entity have been included in the consolidated financial statements since the respective date of each acquisition. The pro forma results are not presented for these acquisitions as they are immaterial.
5. REVENUE
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended June 27, 2020.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2020
Coach	$2,015.5	$600.8	$691.0	$218.4	$3,525.7
Kate Spade	889.4	48.3	141.6	70.2	1,149.5
Stuart Weitzman	146.2	81.2	18.3	40.5	286.2
Total	$3,051.1	$730.3	$850.9	$329.1	$4,961.4

Fiscal 2019
Coach	$2,401.6	$779.8	$836.0	$253.5	$4,270.9
Kate Spade	1,067.4	52.9	157.8	88.7	1,366.8
Stuart Weitzman	216.3	80.2	23.6	69.3	389.4
Total	$3,685.3	$912.9	$1,017.4	$411.5	$6,027.1

Fiscal 2018
Coach	$2,414.1	$774.7	$792.6	$240.1	$4,221.5
Kate Spade	1,030.6	25.7	137.3	91.1	1,284.7
Stuart Weitzman	239.9	36.7	17.4	79.8	373.8
Total	$3,684.6	$837.1	$947.3	$411.0	$5,880.0

(1)	Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.

(2)	Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.

(3)	Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of June 27, 2020 and June 29, 2019 was $28.1 million and $27.5 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended June 27, 2020, net sales of $12.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2019. For the fiscal year ended June 29, 2019, net sales of $18.6 million were recognized from amounts recorded as deferred revenue as of June 30, 2018.
6. INTEGRATION
Fiscal 2020
During the fiscal year ended June 27, 2020, the Company incurred integration and acquisition-related costs of $12.9 million. The charges recorded in cost of sales for the fiscal year ended June 27, 2020 were $5.6 million. Of the amount recorded to cost of sales for the fiscal year ended June 27, 2020, $4.3 million was recorded within the Stuart Weitzman segment, $1.2 million was recorded within the Kate Spade segment and $0.1 million was recorded within the Coach segment. The charges recorded in SG&A

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

expenses for the fiscal year ended June 27, 2020 were $7.3 million. Of the amount recorded to SG&A expenses for the fiscal year ended June 27, 2020, $8.7 million was recorded within Corporate, $0.5 million was recorded within the Coach segment, $0.1 million was recorded within the Kate Spade segment and a reduction of expense of $2.0 million was recorded within the Stuart Weitzman segment. Of the total costs of $12.9 million, $2.6 million were non-cash charges related to inventory, organization-related costs and purchase accounting adjustments.
Fiscal 2019
During the fiscal year ended June 29, 2019, the Company incurred integration and acquisition-related costs of $94.4 million. The charges recorded in cost of sales for the fiscal year ended June 29, 2019 were $27.8 million. Of the amount recorded to cost of sales for the fiscal year ended June 29, 2019, $6.3 million was recorded within the Kate Spade segment, $19.6 million was recorded within the Stuart Weitzman segment and $1.9 million was recorded within the Coach segment. The charges recorded in SG&A expenses for the fiscal year ended June 29, 2019 were $66.6 million. Of the amount recorded to SG&A expenses for the fiscal year ended June 29, 2019, $14.5 million was recorded in the Kate Spade segment, $30.0 million was recorded within Corporate, $15.0 million was recorded within the Stuart Weitzman segment and $7.1 million was recorded within the Coach segment. Of the total costs of $94.4 million, $32.5 million were non-cash charges related to inventory, organization-related costs and asset write-offs.
Refer to Note 4, "Acquisitions," for more information.
A summary of the integration and acquisition charges is as follows:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019
	(millions)
Purchase accounting adjustments(1)	$0.8	$10.1
Acquisition costs(2)	—	1.3
Inventory-related charges(3)	4.8	17.6
Contractual payments(4)	—	8.1
Other(5)	7.3	57.3
Total	$12.9	$94.4

(1)	Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.

(2)	Acquisition costs primarily relate to deal fees associated with the acquisitions.

(3)
Inventory-related charges primarily relate to inventory reserves for the fiscal year ended June 27, 2020. For the fiscal year ended June 29, 2019, these charges primarily relate to one-time write-off of inventory.

(4)	For the fiscal year ended June 29, 2019, contractual payments primarily relate to contract termination charges.

(5)	Other primarily relates to professional fees, severance charges, asset write-offs and inventory true-up.

7. RESTRUCTURING ACTIVITIES
A description of significant restructuring and other activities and their related costs is included below.
Acceleration Program
The Company is undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Under the Acceleration Program, the Company expects to incur total pre-tax charges of approximately $185 - $200 million. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022.
Under the Acceleration Program, the Company incurred charges of $87.0 million during the fourth quarter of fiscal 2020, of which $8.4 million was recorded within cost of sales and $78.6 million was recorded within SG&A expenses. Of the $8.4 million recorded within cost of sales, $8.4 million was recorded within the Stuart Weitzman segment. Of the $78.6 million recorded within SG&A expenses, $28.9 million was recorded within Corporate, $18.5 million was recorded within the Coach segment, $17.6 million was recorded within the Stuart Weitzman segment and $13.6 million was recorded within the Kate Spade segment. A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3

(1)	Organization-related charges, recorded within SG&A expenses, primarily relates to severance and other related costs.

(2)
Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities established in connection with the adoption of the new lease accounting standard, establishing inventory reserves, accelerated depreciation and severance.

(3)	Other charges, recorded within SG&A, primarily relates to professional fees incurred related to the Acceleration Program.
The Company expects to incur approximately $100 - $115 million in additional charges under its the Acceleration Program, of which the majority is estimated to be cash and mostly expected to be recorded in fiscal 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 30, 2018	$1.4	$—	$(85.3)	$1.1	$(82.8)
Other comprehensive income (loss) before reclassifications	(4.3)	(0.4)	5.4	—	0.7
Less: amounts reclassified from accumulated other comprehensive income (loss)	1.6	0.1	—	(0.6)	1.1
Net current-period other comprehensive income (loss)	(5.9)	(0.5)	5.4	0.6	(0.4)
Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	(2.6)	—	(13.4)	—	(16.0)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(8.2)	(0.5)	—	1.7	(7.0)
Net current-period other comprehensive income (loss)	5.6	0.5	(13.4)	(1.7)	(9.0)
Balances at June 27, 2020	$1.1	$—	$(93.3)	$—	$(92.2)

(1)
The ending balances of AOCI related to cash flow hedges are net of tax of $(0.2) million and $(1.3) million as of June 27, 2020 and June 29, 2019, respectively. The amounts reclassified from AOCI are net of tax of $4.2 million and $(1.0) million as of June 27, 2020 and June 29, 2019, respectively.

(2)
Other represents the accumulated loss on the Company's minimum pension liability adjustment. The balance at June 29, 2019 is net of tax of $0.5 million. There was no remaining balance at June 27, 2020.

9. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	June 27, 2020(1)	June 29, 2019(1)	June 30, 2018(1)
	(millions)
Share-based compensation expense	$66.9	$88.0	$88.1
Income tax benefit related to share-based compensation expense	13.8	16.2	23.5

(1)
During the fiscal year ended June 27, 2020, the Company incurred $9.8 million of share-based compensation expense related to its organization-related and integration activities and $4.0 million of share-based compensation expense related to its Acceleration Program. During the fiscal year ended June 29, 2019 and June 30, 2018, the Company incurred $3.2 million and $6.0 million of share-based compensation expense related to integration efforts, respectively. There were no share-based compensation expense under the Operational Efficiency Plan in fiscal years ended June 27, 2020 or June 29, 2019. During the fiscal year ended June 30, 2018, the Company incurred $0.8 million of share-based compensation expense under the Company's Operational Efficiency Plan, respectively, primarily as a result of the accelerated vesting of certain awards. Refer to Note 6, "Integration," and Note 7, "Restructuring Activities," for further information.

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
Stock Options
A summary of stock option activity during the fiscal year ended June 27, 2020 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at June 29, 2019	12.4	$44.24
Granted	5.5	21.31
Exercised	—	28.34
Forfeited or expired	(2.9)	35.00
Outstanding at June 27, 2020	15.0	37.62	6.2	$—
Vested and expected to vest at June 27, 2020	15.3	38.48	6.3	—
Exercisable at June 27, 2020	9.5	44.12	4.3	—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 27, 2020	June 29, 2019	June 30, 2018
Expected term (years)	5.1	5.1	5.1
Expected volatility	37.6%	30.0%	28.4%
Risk-free interest rate	1.5%	2.6%	1.8%
Dividend yield	6.3%	3.9%	3.3%

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
The weighted-average grant-date fair value of options granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $3.83, $6.74 and $7.76, respectively. The total intrinsic value of options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $0.0 million, $10.2 million and $59.2 million, respectively. The total cash received from option exercises was $0.1 million, $30.7 million and $161.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $0.0 million, $2.6 million and $11.4 million, respectively.
At June 27, 2020, $17.0 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended June 27, 2020 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 29, 2019	3.3	$45.49
Granted	4.1	21.31
Vested	(1.4)	43.56
Forfeited	(1.1)	31.26
Non-vested at June 27, 2020	4.9	29.72

At June 27, 2020, $83.3 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.4 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $21.31, $49.13 and $41.75, respectively. The total fair value of shares vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $33.5 million, $75.0 million and $83.4 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended June 27, 2020 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 29, 2019	0.9	$44.41
Granted	0.6	21.43
Change due to performance condition achievement	(0.2)	51.08
Vested	(0.3)	39.87
Forfeited	(0.2)	30.67
Non-vested at June 27, 2020	0.8	32.68

At June 27, 2020, $0.2 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 0.3 years.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $21.43, $49.78 and $43.80, respectively. The total fair value of awards that vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $8.3 million, $9.7 million and $11.4 million, respectively.
During the fiscal years ended June 27, 2020 and June 29, 2019, the Company granted 0.6 million shares (with a fair value of $12.9 million) and 0.3 million shares (with a fair value of $12.3 million) of common stock to executives, respectively. The shares are subject to a three-year cliff vesting, subject to the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2020, fiscal 2019 and fiscal 2018, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $8.8 million, $16.6 million and $17.9 million, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.2 million, 0.2 million and 0.1 million shares to employees in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Expected term (years)	0.5	0.5	0.5
Expected volatility	50.2%	27.7%	26.9%
Risk-free interest rate	1.9%	2.3%	1.3%
Dividend yield	4.9%	3.3%	3.1%

The weighted-average fair value of the purchase rights granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $7.75, $9.15 and $9.62, respectively. The Company issues new shares for employee stock purchases.
10. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019:

	June 27, 2020			June 29, 2019
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$—	$—	$—	$17.9	$—	$17.9
Government securities – U.S.(2)	—	—	—	102.6	—	102.6
Corporate debt securities – U.S.(2)	—	—	—	95.8	—	95.8
Corporate debt securities – non-U.S.(2)	—	—	—	37.3	—	37.3
Available-for-sale investments, total	$—	$—	$—	$253.6	$—	$253.6
Other:
Time deposits(1)	0.7	—	0.7	0.6	—	0.6
Other	7.4	0.1	7.5	10.4	0.1	10.5
Total Investments	$8.1	$0.1	$8.2	$264.6	$0.1	$264.7

(1)	These securities have original maturities greater than three months and are recorded at fair value.

(2)	These securities as of June 29, 2019 had maturity dates between calendar years 2019 and 2020 and were recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended June 27, 2020 and June 29, 2019.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

11. LEASES
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
The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. ASU 2016-02 requires the use of the implicit rate to determine the present value of lease payments. As the rate implicit in the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the Company's credit rating, credit spread and adjustments for the impact of collateral, lease tenors, economic environment and currency.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
The Company acts as sublessor in certain leasing arrangements, primarily related to a sublease of a portion of the Company's leased headquarters space as well as certain retail locations. Fixed sublease payments received are recognized on a straight-line basis over the sublease term.
ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Consolidated Balance Sheet as of June 27, 2020:

	June 27, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,757.0	Operating lease right-of-use assets
Finance leases	3.3	Property and equipment, net
Total lease assets	$1,760.3
Liabilities:
Operating leases:
Current lease liabilities	$388.8	Current lease liabilities
Long-term lease liabilities	1,799.8	Long-term lease liabilities
Total operating lease liabilities	$2,188.6
Finance leases:
Current lease liabilities	$0.9	Accrued liabilities
Long-term lease liabilities	4.4	Other liabilities
Total finance lease liabilities	$5.3

Total lease liabilities	$2,193.9

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal year ended June 27, 2020:

Fiscal Year Ended
June 27, 2020
(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.8
Interest on lease liabilities(1)	0.6
Total finance lease cost	1.4
Operating lease cost	427.3
Short-term lease cost	13.6
Variable lease cost(2)	181.1
Operating lease right-of-use impairment(3)	170.9
Less: sublease income	(19.2)
Total net lease cost	$775.1

(1)	Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.
(2) Rent concessions negotiated related to Covid-19 are recorded in variable lease expense and were not material in fiscal 2020.
(3) Operating lease right-of-use impairment includes charges under the Acceleration Program.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended June 27, 2020:

Fiscal Year Ended
June 27, 2020
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$398.4
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	0.8
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	168.8
Right-of-use assets obtained in exchange for finance lease liabilities	—

The following table provides a maturity analysis of the Company's lease liabilities recorded on the Consolidated Balance Sheet as of June 27, 2020:

	June 27, 2020
	Operating Leases	Finance Leases	Total
	(millions)
Fiscal 2021	$454.6	$1.4	$456.0
Fiscal 2022	369.7	1.4	371.1
Fiscal 2023	323.2	1.4	324.6
Fiscal 2024	271.6	1.4	273.0
Fiscal 2025	221.4	1.3	222.7
Fiscal 2026 and thereafter	974.4	—	974.4
Total lease payments	2,614.9	6.9	2,621.8
Less: imputed interest	(426.3)	(1.6)	(427.9)
Total lease liabilities	$2,188.6	$5.3	$2,193.9

The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of June 27, 2020 are as follows:

June 27, 2020
(millions)
Fiscal 2021	$17.5
Fiscal 2022	16.7
Fiscal 2023	13.9
Fiscal 2024	14.3
Fiscal 2025	14.8
Fiscal 2026 and thereafter	172.0
Total sublease income	$249.2

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Consolidated Balance Sheet as of June 27, 2020:

June 27, 2020
Weighted average remaining lease term (years):
Operating leases	8.7
Finance leases	4.9
Weighted average discount rate:
Operating leases	3.8%
Finance leases	11.3%

Additionally, the Company had an immaterial amount of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of June 27, 2020.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at June 27, 2020 and June 29, 2019:

	Level 1		Level 2
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(millions)
Assets:
Cash equivalents(1)	$569.4	$454.3	$0.3	$0.4
Short-term investments:
Time deposits(2)	—	—	0.7	0.6
Commercial paper(2)	—	—	—	17.9
Government securities - U.S.(2)	—	102.6	—	—
Corporate debt securities - U.S.(2)	—	—	—	95.8
Corporate debt securities - non U.S.(2)	—	—	—	37.3
Other	—	—	7.4	10.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative Assets:
Inventory-related instruments(3)	—	—	2.8	1.1
Intercompany loan hedges(3)	—	—	0.1	—
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$1.3	$4.9
Intercompany loan hedges(3)	—	—	0.4	0.1

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

Refer to Note 13, "Debt," for the fair value of the Company's outstanding debt instruments.
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Refer to Note 4, "Acquisitions," for further discussion of the approaches used in valuing acquired assets and assumed liabilities.
During the fiscal year ended June 27, 2020, the Company recorded a full impairment of $267.0 million to the Stuart Weitzman indefinite-lived brand intangibles, and a full impairment of $210.7 million to goodwill pertaining to the Stuart Weitzman reporting unit. Refer to Note 15, "Goodwill and Other Intangible Assets" for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
As a result, the Company identified impairment indicators at certain flagship store locations and recorded lease ROU assets and property and equipment asset impairment charges. In addition, during the third and fourth quarter of fiscal 2020, the Company identified impairment indicators at various store locations globally as a result of the Covid-19 pandemic. The fair value of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.
During the fiscal year ended June 27, 2020, the Company recorded $111.8 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended June 29, 2019, the Company recorded $7.4 million of impairment charges to reduce the carrying amount of certain store assets (primarily leasehold improvements at selected retail store locations) within property and equipment, net to their estimated fair values.
During the fiscal year ended June 27, 2020, the Company recorded $155.4 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
13. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	June 27, 2020	June 29, 2019
	(millions)
Current Debt:
Capital Lease Obligations	$—	$0.8
Revolving Credit Facility	700.0	—
Note Payable	11.5	—
Total Current Debt	$711.5	$0.8

Long-Term Debt:
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Note Payable	—	11.4
Capital Lease Obligations	—	5.3
Total Long-Term Debt	1,600.0	1,616.7
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(12.1)	(14.8)
Total Long-Term Debt, net	$1,587.9	$1,601.9
During fiscal 2020, 2019 and 2018 the Company recognized interest expense related to the outstanding debt of $71.5 million, $66.9 million and $86.3 million, respectively.
Revolving Credit Facility
On October 24, 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility).  Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0.  In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions.  The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of June 27, 2020, $700.0 million of borrowings were outstanding under the Revolving Credit Facility.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
At June 27, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $576.6 million, $393.4 million, and $565.0 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At June 29, 2019, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $629.6 million, $398.6 million and $605.5 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company has an outstanding Note Payable of $11.5 million and $11.4 million as of June 27, 2020 and June 29, 2019, respectively, to the other partner of the Kate Spade Joint Ventures to be payable in fiscal 2021.
Debt Maturities
As of June 27, 2020, the Company's aggregate debt is approximately $2.30 billion, of which $711.5 million is due in fiscal 2021, $400.0 million is due in fiscal 2023 and $1.20 billion is due subsequent to fiscal 2023.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $33.3 million and $34.5 million outstanding at June 27, 2020 and June 29, 2019, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $155.9 million related to the Transition Tax. Refer to Note 16, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of June 27, 2020, including $280.4 million related to inventory purchase obligations, $17.0 million related to capital expenditure purchase obligations, $72.8 million of other purchase obligations, $2.31 billion of debt repayments, $6.9 million of finance lease obligations and $325.0 million of interest payments on the outstanding debt. Refer to Note 11, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
In the ordinary course of business, the Company is a party to several pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company's management believes that the final outcome will not have a material effect on the Company's cash flow, results of operations or financial position.
15. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During the third quarter of fiscal 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. This reduction in both current and future expected cash flows was exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these conditions, the Company concluded that a triggering event had occurred during the third quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of March 28, 2020 did not exceed their respective carrying values.
Accordingly, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment, during the third quarter of the fiscal year. The Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. The goodwill and brand intangible impairment charges were recorded within total SG&A expenses on the Company's Consolidated Statement of Operations.
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
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 30, 2018	$654.8	$627.0	$202.5	$1,484.3
Acquisition of goodwill(1)	—	12.7	13.3	26.0
Foreign exchange impact	7.0	0.7	(1.8)	5.9
Balance at June 29, 2019	661.8	640.4	214.0	1,516.2
Impairment charges	—	—	(210.7)	(210.7)
Foreign exchange impact	(0.1)	(1.0)	(3.3)	(4.4)
Balance at June 27, 2020	$661.7	$639.4	$—	$1,301.1

(1)	Refer to Note 4, "Acquisitions," for further information.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended
	June 27, 2020			June 29, 2019
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.6	$(31.0)	$69.6	$100.6	$(24.0)	$76.6
Favorable lease rights(1)	—	—	—	93.1	(34.6)	58.5
Total intangible assets subject to amortization	100.6	(31.0)	69.6	193.7	(58.6)	135.1
Intangible assets not subject to amortization:
Trademarks and trade names(2)	1,309.8	—	1,309.8	1,576.8	—	1,576.8
Total intangible assets	$1,410.4	$(31.0)	$1,379.4	$1,770.5	$(58.6)	$1,711.9

(1)	Refer to Note 3, "Significant Accounting Policies," for further information.

(2)	The Company recognized a $267.0 million non-cash charge related to the impairment of the Stuart Weitzman indefinite-lived brand in fiscal 2020.

As of June 27, 2020, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2021	$6.5
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Thereafter	37.1
Total	$69.6

The expected future amortization expense above reflects remaining useful lives ranging from approximately 9.8 years to 12.0 years for customer relationships.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		June 30, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$(496.4)	79.5%	$335.5	43.8%	$161.2	27.0%
Foreign	(127.8)	20.5	430.7	56.2	435.6	73.0
Total income before provision for income taxes	$(624.2)	100.0%	$766.2	100.0%	$596.8	100.0%

Tax expense at U.S. statutory rate	$(131.1)	21.0%	$160.9	21.0%	$167.0	28.0%
State taxes, net of federal benefit	3.9	(0.6)	(1.3)	(0.2)	2.4	0.4
Effects of foreign operations	89.8	(14.4)	(18.0)	(2.4)	(55.6)	(9.3)
Transition tax on deferred foreign earnings	—	—	7.5	1.0	266.0	44.6
Re-measurement of deferred taxes	(8.3)	1.3	(6.2)	(0.8)	(87.8)	(14.7)
Effects of tax credits and acquisition reorganization	(28.6)	4.6	(23.2)	(3.0)	(36.2)	(6.1)
Effects of Impairment(3)	91.7	(14.7)	—	—	—	—
Change in state valuation allowance	1.6	(0.3)	4.4	0.6	(40.7)	(6.8)
Other, net	8.9	(1.4)	(1.3)	(0.2)	(15.8)	(2.7)
Taxes at effective worldwide rates(2)	$27.9	(4.5)%	$122.8	16.0%	$199.3	33.4%

(1)
For the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018, the United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.

(2)	The Company has chosen to record the future tax associated with GILTI as a period cost, and accordingly, the Company has recorded deferred taxes associated with GILTI in fiscal 2020.

(3)	This item represents the effective tax rate impact of the SW Goodwill and indefinite-lived brand intangible impairment activity recorded in fiscal 2020.
Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		June 30, 2018
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$74.1	$(88.7)	$(16.9)	$62.7	$181.1	$(1.9)
Foreign	68.8	(30.9)	76.7	(3.2)	79.1	(11.2)
State	0.7	3.9	28.5	(25.0)	(10.0)	(37.8)
Total current and deferred tax provision (benefit)	$143.6	$(115.7)	$88.3	$34.5	$250.2	$(50.9)

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities were:

	June 27, 2020	June 29, 2019
	(millions)
Share-based compensation	$33.5	$32.2
Reserves not deductible until paid	48.9	41.1
Deferred lease obligation	0.8	30.9
Employee benefits	16.4	22.6
Foreign investments	3.9	4.9
Net operating loss	108.8	100.6
Other	47.1	8.1
Inventory	40.5	24.2
Lease liability	457.8	—
Gross deferred tax assets	757.7	264.6
Valuation allowance	39.6	32.9
Deferred tax assets after valuation allowance	$718.1	$231.7

Goodwill	78.5	83.7
Other intangibles	313.7	320.2
Property and equipment	45.2	41.3
Right-of-use	378.2	—
Prepaid expenses	1.7	1.2
Gross deferred tax liabilities	817.3	446.4
Net deferred tax (liabilities) assets	$(99.2)	$(214.7)

Consolidated Balance Sheets Classification
Deferred income taxes – noncurrent asset	55.9	19.4
Deferred income taxes – noncurrent liability	(155.1)	(234.1)
Net deferred tax (liabilities) assets	$(99.2)	$(214.7)

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	June 27, 2020	June 29, 2019	June 30, 2018
	(millions)
Balance at beginning of fiscal year	$85.8	$75.3	$94.1
Gross increase due to tax positions related to prior periods	11.2	21.8	3.8
Gross decrease due to tax positions related to prior periods	(1.6)	(0.8)	(4.0)
Gross increase due to tax positions related to current period	6.8	10.7	6.4
Decrease due to lapse of statutes of limitations	(8.6)	(20.1)	(23.9)
Decrease due to settlements with taxing authorities	(5.1)	(1.1)	(25.1)
Increase due to current year acquisitions	—	—	24.0
Balance at end of fiscal year	$88.5	$85.8	$75.3

Of the $88.5 million ending gross unrecognized tax benefit balance as of June 27, 2020, $61.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $85.8 million ending gross unrecognized tax benefit balance as of June 29, 2019, $58.1 million relates to items which, if recognized, would impact the effective tax rate. As of June 27, 2020 and June 29, 2019, gross interest and penalties payable was $10.9 million and $12.6 million, respectively, which are included in Other liabilities. During fiscal 2020, fiscal 2019 and fiscal 2018, the Company recognized gross interest and penalty income of $1.2 million, gross interest and penalty expense of $0.2 million and gross interest and penalty income of $10.8 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2017 to present are open to examination in the U.S. federal jurisdiction, fiscal 2010 to present in select state jurisdictions and fiscal 2013 to present in select foreign jurisdictions. The Company is currently under audit in the U.S. for fiscal 2017 and fiscal 2018. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of June 27, 2020, the Company had the following tax loss carryforwards available: U.S. federal loss carryforwards of $127.7 million, state tax loss carryforwards of $810.1 million and tax loss carryforwards of various foreign jurisdictions of $131.3 million. As of June 29, 2019, the Company had the following tax loss carryforwards available: U.S. federal loss carryforwards of $127.7 million, state tax loss carryforwards of $717.2 million and tax loss carryforwards of various foreign jurisdictions of $116.0 million. The federal and state net operating loss carryforwards generally start to expire in 2031 and 2020, respectively. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $39.6 million as of June 27, 2020 and $32.9 million as of June 29, 2019.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of June 27, 2020 and June 29, 2019 was $739.4 million and $2.04 billion, respectively. The Company intends to distribute $739.4 million of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of $5.5 million during fiscal 2020 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is no further unrecognized deferred tax liability related to unremitted earnings.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-US subsidiaries. The Company has elected to pay the Transition Tax in installments. As shown in the table below, the remaining Transition Tax payable is $155.9 million and is payable between fiscal 2021 and fiscal 2025.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Transition Tax Payments
(millions)
Fiscal 2021	11.9
Fiscal 2022	16.9
Fiscal 2023	31.8
Fiscal 2024	42.4
Fiscal 2025	52.9
Total	$155.9

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous income tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material effect on our business, cash flow, results of operations, or financial conditions.
17. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $12.3 million, $12.8 million and $12.3 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
18. SEGMENT INFORMATION
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

In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment. Beginning in fiscal 2020, the Company presented the impact of foreign currency gains and losses within Other expense (income) within its Consolidated Statements of Operations. Accordingly, foreign currency gains and losses that were reported within Selling, general and administrative expenses ("SG&A") in fiscal 2019 and fiscal 2018 are now reflected within Other expense (income).

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes segment performance for fiscal 2020, fiscal 2019 and fiscal 2018:

	Coach(1)	Kate Spade(1)	Stuart Weitzman(1)	Corporate(2)	Total
	(millions)
Fiscal 2020
Net sales	$3,525.7	$1,149.5	$286.2	$—	$4,961.4
Gross profit(3)	2,411.6	682.9	144.8	—	3,239.3
Operating income (loss)	589.4	(99.3)	(621.4)	(419.5)	(550.8)
Income (loss) before provision for income taxes	589.4	(99.3)	(621.4)	(492.9)	(624.2)
Depreciation and amortization expense(4)	159.1	97.8	518.8	53.5	829.2
Total assets	2,616.6	2,769.2	305.1	2,233.3	7,924.2
Additions to long-lived assets(5)	75.7	62.0	14.3	54.4	206.4

Fiscal 2019
Net sales	$4,270.9	$1,366.8	$389.4	$—	$6,027.1
Gross profit	2,996.4	863.6	193.7	—	4,053.7
Operating income (loss)	1,148.4	165.4	(51.5)	(442.6)	819.7
Income (loss) before provision for income taxes	1,148.4	165.4	(51.5)	(496.1)	766.2
Depreciation and amortization expense(4)	137.2	63.5	19.4	50.3	270.4
Total assets	1,945.9	2,596.1	749.4	1,585.9	6,877.3
Additions to long-lived assets(5)	85.0	74.2	12.3	102.7	274.2

Fiscal 2018
Net sales	$4,221.5	$1,284.7	$373.8	$—	$5,880.0
Gross profit	2,931.5	705.7	211.3	—	3,848.5
Operating income (loss)	1,119.4	(22.9)	(2.8)	(421.7)	672.0
Income (loss) before provision for income taxes	1,119.4	(22.9)	(2.8)	(496.9)	596.8
Depreciation and amortization expense(4)	139.5	67.2	20.8	43.8	271.3
Total assets	2,256.8	2,626.3	746.4	1,048.8	6,678.3
Additions to long-lived assets(5)	134.4	34.4	7.8	90.8	267.4

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
(3) Gross profit reflects charges recorded within Cost of sales of $61.9 million within the Coach segment, $32.3 million within the Kate Spade segment and $9.8 million within the Stuart Weitzman segment for the fiscal year ended June 27, 2020 as a result of establishing inventory reserves directly related to the expected impact of Covid-19 on the Company's future sales projections. The non-cash portion of these charges are presented within Impairment charges on the Consolidated Statement of Cash Flows.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

(4)
Depreciation and amortization expense includes $0.4 million and $2.2 million of Integration & Acquisition costs for the fiscal year ended June 27, 2020 and June 29, 2019, respectively. Depreciation and amortization expense includes impairment charges of $44.6 million for Coach, $36.0 million for Kate Spade and $499.9 million for Stuart Weitzman for the fiscal year ended June 27, 2020. Refer to Note 12, "Fair Value Measurements," and Note 15, "Goodwill and Other Intangible Assets" for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

(5)
Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.

The following table shows net sales for each product category represented:

	Fiscal Year Ended
	June 27, 2020		June 29, 2019		June 30, 2018(1)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$1,852.0	37%	$2,261.3	38%	$2,298.2	39%
Men's	688.0	14	862.0	14	844.6	14
Women's Accessories	645.4	13	766.5	13	747.1	13
Other Products	340.3	7	381.1	6	331.6	6
Total Coach	$3,525.7	71%	$4,270.9	71%	$4,221.5	72%
Kate Spade
Women's Handbags	$648.9	13%	$763.7	13%	$703.4	12%
Other Products	260.0	5	315.2	5	311.6	5
Women's Accessories	240.6	5	287.9	5	269.7	5
Total Kate Spade	$1,149.5	23%	$1,366.8	23%	$1,284.7	22%
Stuart Weitzman(2)	$286.2	6%	$389.4	6%	$373.8	6%
Total Net sales	$4,961.4	100%	$6,027.1	100%	$5,880.0	100%

(1)	The Company completed its acquisition of Kate Spade in fiscal 2018. The operating results of the Kate Spade brand have been consolidated in the Company's operating results commencing on July 11, 2017.

(2)	The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Geographic Area Information
Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net, right of use assets and other assets.

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2020
Net sales(1)	$2,839.7	$602.9	$730.3	$788.5	$4,961.4
Long-lived assets	1,933.6	166.0	156.0	379.0	2,634.6
Fiscal 2019
Net sales(1)	$3,395.0	$711.9	$912.9	$1,007.3	$6,027.1
Long-lived assets	708.9	90.2	114.2	159.6	1,072.9
Fiscal 2018
Net sales(1)	$3,457.4	$695.7	$837.1	$889.8	$5,880.0
Long-lived assets	663.3	60.6	98.4	181.9	1,004.2

(1)	Includes net sales from our global travel retail business in locations within the specified geographic area.

(2)	Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.

(3)	Other includes sales in Europe, Canada, South Korea, Malaysia, Singapore, Australia and New Zealand and royalties related to licensing.
19. EARNINGS PER SHARE
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(millions, except per share data)
Net income (loss)	$(652.1)	$643.4	$397.5

Weighted-average basic shares	278.6	289.4	285.4
Dilutive securities:
Effect of dilutive securities(1)	—	1.4	3.2
Weighted-average diluted shares	278.6	290.8	288.6

Net income (loss) per share:
Basic	$(2.34)	$2.22	$1.39
Diluted	$(2.34)	$2.21	$1.38

(1)	There was no dilutive effect for fiscal year 2020 as the impact of these items would be anti-dilutive as a result of the net loss incurred during the period.
At June 27, 2020, options to purchase 15.0 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $15.38 to $78.46, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 27, 2020, June 29, 2019 and June 30, 2018, there were approximately 16.2 million, 12.6 million, and 4.2 million, respectively, of shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
20. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory located in Spain, which is involved in the production of Stuart Weitzman inventory. Payments to this factory represented $14.9 million and $16.8 million in fiscal 2020 and fiscal 2019, respectively. Amounts payable to this factory were not material at June 27, 2020 or June 29, 2019.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	June 27, 2020	June 29, 2019
	(millions)
Property and equipment
Land and building	$21.8	$21.8
Machinery and equipment	47.2	51.0
Software and computer equipment	592.5	541.8
Furniture and fixtures	362.1	413.2
Leasehold improvements	833.7	1,006.3
Construction in progress	47.4	105.2
Less: accumulated depreciation	(1,129.5)	(1,200.5)
Total property and equipment, net	$775.2	$938.8
Accrued liabilities
Payroll and employee benefits	$60.4	$63.6
Accrued rent	13.7	67.3
Accrued income taxes	100.5	52.9
Dividends payable	—	96.8
Operating expenses	336.4	393.0
Total accrued liabilities	$511.0	$673.6
Other liabilities
Deferred lease obligation	$70.5	$221.6
Gross unrecognized tax benefit	88.5	85.8
Other	59.9	146.6
Total other liabilities	$218.9	$454.0

22. SUBSEQUENT EVENTS
Subsequent to the end of the fiscal year, the Company announced that Jide Zeitlin resigned as the Company’s Chairman, Chief Executive Officer and from the Company's Board of Directors, effective July 20, 2020. Effective July 21, 2020, the Company appointed Joanne Crevoiserat, the Company's Chief Financial Officer, as Interim Chief Executive Officer. The Company also appointed Andrea Shaw Resnick, the Company's Global Head of Investor Relations and Corporate Communications, as Interim Chief Financial Officer.
TAPESTRY, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended June 27, 2020, June 29, 2019 and June 30, 2018

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Adjustments(1)	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2020
Allowance for bad debts	$4.4	$26.0	$—	$(14.5)	$15.9
Allowance for returns	10.6	29.1	—	(20.4)	19.3
Allowance for markdowns	17.8	39.9	—	(48.0)	9.7
Valuation allowance	32.9	9.3	—	(2.6)	39.6
Total	$65.7	$104.3	$—	$(85.5)	$84.5
Fiscal 2019
Allowance for bad debts	$1.5	$7.1	$—	$(4.2)	$4.4
Allowance for returns	11.5	20.3	2.8	(24.0)	10.6
Allowance for markdowns	16.7	54.9	2.3	(56.1)	17.8
Valuation allowance	305.9	21.9	—	(294.9)	32.9
Total	$335.6	$104.2	$5.1	$(379.2)	$65.7
Fiscal 2018
Allowance for bad debts	$1.9	$1.3	$—	$(1.7)	$1.5
Allowance for returns	4.4	12.9	5.0	(10.8)	11.5
Allowance for markdowns	9.4	51.4	9.1	(53.2)	16.7
Valuation allowance	196.1	20.7	129.8	(40.7)	305.9
Total	$211.8	$86.3	$143.9	$(106.4)	$335.6

(1)
During the fiscal year ended June 29, 2019, other adjustments of $5.1 million represent the adjustment to the allowance for returns as a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers." During the fiscal year ended June 30, 2018, other adjustments of $143.9 million represent additions as a result of acquisitions.

TAPESTRY, INC.

Quarterly Financial Data
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
Fiscal 2020(1)
Net sales	$1,357.9	$1,816.0	$1,072.7	$714.8
Gross profit	914.5	1,209.7	616.2	498.9
Net income (loss)	20.0	298.8	(677.1)	(293.8)
Net income (loss) per common share:
Basic	$0.07	$1.08	$(2.45)	$(1.06)
Diluted	$0.07	$1.08	$(2.45)	$(1.06)
Fiscal 2019(1)
Net sales	$1,381.2	$1,800.8	$1,331.4	$1,513.7
Gross profit	935.1	1,203.5	915.9	999.2
Net income (loss)	122.3	254.8	117.4	148.9
Net income (loss) per common share:
Basic	$0.42	$0.88	$0.40	$0.51
Diluted	$0.42	$0.88	$0.40	$0.51
Fiscal 2018(1)
Net sales	$1,288.9	$1,785.0	$1,322.4	$1,483.7
Gross profit	762.9	1,176.2	907.6	1,001.8
Net income (loss)	(17.7)	63.2	140.3	211.7
Net income (loss) per common share:
Basic	$(0.06)	$0.22	$0.49	$0.74
Diluted	$(0.06)	$0.22	$0.48	$0.73

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

4.9*	Description of Securities
10.1†
Coach, Inc. Non-Qualified Deferred Compensation Plan for Outside Directors, which is incorporated by reference from Exhibit 10.14 to The Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003

10.2†
Amended and Restated Tapestry, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed on September 30, 2016

10.3†
Coach, Inc. 2004 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on September 29, 2004

10.4†
Coach, Inc. 2010 Stock Incentive Plan, which is incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, filed on September 24, 2010

10.5†	Amendment to the Coach, Inc. 2010 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014
10.6†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on September 26, 2014

Exhibit	Description
10.7†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 18, 2015), which is incorporated herein by reference from Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on September 25, 2015

10.8†
Coach Inc. Executive Deferred Compensation Plan, effective as of January 1, 2016, which is incorporated herein by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.9†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 23, 2016), which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of the Stockholders, filed on September 30, 2016

10.10†
Coach, Inc. Amended and Restated 2010 Stock Incentive Plan (Amended and Restated as of September 20, 2017), which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of the Stockholders, filed on September 29, 2017

10.11†
Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, filed on September 28, 2018

10.12†
Form of Stock Option Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.13†
Form of Restricted Stock Unit Award Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.14†
Form of Performance Restricted Stock Unit Agreement Grant Notice and Agreement under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.15†
Form of Stock Option Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form-Q for the period ended December 29, 2018

10.16†
Form of Restricted Stock Unit Grant Notice and Agreement for Outside Directors under the Tapestry, Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 29, 2018

10.17†	Tapestry, Inc. 2018 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2018
10.18†
Letter Agreement, dated February 13, 2013, between Coach, Inc. and Victor Luis, which is incorporated herein by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013

10.19†	Letter Agreement, dated June 22, 2015, between Coach, Inc. and Todd Kahn, which is incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2015
10.20*†	Letter Agreement, dated August 11, 2016, between Coach Inc. and Todd Kahn
10.21†
Letter Agreement, dated August 22, 2016, between Coach, Inc. and Victor Luis, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 26, 2016

10.22†
Letter Agreement, dated August 22, 2016, between Coach, Inc. and Ian Bickley, which is incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 26, 2016

10.23
Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.24
Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.25
Amended and Restated Development Agreement, dated as of August 1, 2016, by and between ERY Developer LLC and Coach Legacy Yards LLC, which is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.26
Termination and Release of the Coach Guaranty, dated as of August 1, 2016, by and between Podium Fund Tower C SPV LLC and ERY Developer LLC, which is incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.27†
Employment Offer Letter, dated March 27, 2017, between Coach, Inc. and Joshua Schulman, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2017

Exhibit	Description
10.28
Sublease, dated as of September 13, 2017 between Coach, Inc. and The Guardian Life Insurance Company of America, a New York mutual insurance company, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 14, 2017.

10.29†
Letter Agreement, dated May 8, 2019 between the Registrant and Thomas Glaser, which is incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.30†
Tapestry, Inc. Severance Pay Plan for Vice Presidents and Above, Amended and Restated effective May 9, 2019, which is incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.31†
Letter Agreement, dated June 17, 2019 between the Registrant and Joanne Crevoiserat, which is incorporated herein by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.32†
Tapestry, Inc. Special Severance Plan, effective August 12, 2019, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.33†	Separation and Mutual Release Agreement, between Tapestry, Inc. and Victor Luis, which is incorporated by reference from Exhibit 10.1 to Tapestry's Current Report on 8-K filed on September 4, 2019
10.34†	Letter Agreement, between Tapestry, Inc. and Jide Zeitlin, which is incorporated by reference from Exhibit 10.2 to Tapestry's Current Report on 8-K filed on September 4, 2019
10.35†
Amended & Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on September 27, 2019

10.36
Credit Agreement, dated as of October 24, 2019, by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, incorporated by reference from Exhibit 10.4 to Tapestry’s Quarterly Report on Form 10-Q filed on November 7, 2019

10.37*
Amendment No. 1, dated May 19, 2020, to the Credit Agreement, dated as of October 24, 2019 by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto

10.38*†	Letter Agreement, dated July 20, 2020 between the Registrant and Joanne Crevoiserat
10.39*†	Letter Agreement, dated July 20, 2020 between the Registrant and Andrea Shaw Resnick
10.40*†	Letter Agreement, dated July 20, 2020 between the Registrant and Todd Kahn
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Management contract or compensatory plan or arrangement.