Form 10-Q
period 2020-09-26
TAPESTRY, INC.
filed 2020-11-04
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 23, 2020, the Registrant had 277,405,451 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the risks associated with climate change and other corporate responsibility issues; and (xv) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020. The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2020	June 27, 2020
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,513.9	$1,426.3
Short-term investments	8.5	8.1
Trade accounts receivable, less allowances for credit losses of $8.4 and $15.9, respectively	251.1	193.3
Inventories	811.2	736.9
Prepaid expenses	70.9	57.5
Income tax receivable	115.3	46.0
Other current assets	74.6	85.0
Total current assets	2,845.5	2,553.1
Property and equipment, net	753.0	775.2
Operating lease right-of-use assets	1,692.6	1,757.0
Goodwill	1,307.1	1,301.1
Intangible assets	1,377.9	1,379.4
Deferred income taxes	57.3	55.9
Other assets	100.0	102.5
Total assets	$8,133.4	$7,924.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$296.0	$130.8
Accrued liabilities	432.0	410.5
Current portion of operating lease liabilities	341.4	388.8
Accrued income taxes	38.1	100.5
Current debt	711.5	711.5
Total current liabilities	1,819.0	1,742.1
Long-term debt	1,588.6	1,587.9
Long-term operating lease liabilities	1,739.9	1,799.8
Deferred income taxes	87.7	155.1
Long-term income taxes payable	139.8	144.0
Other liabilities	228.3	218.9
Total liabilities	5,603.3	5,647.8

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 277.4 million and 276.2 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,364.8	3,358.5
Retained earnings (accumulated deficit)	(761.0)	(992.7)
Accumulated other comprehensive income (loss)	(76.5)	(92.2)
Total stockholders' equity	2,530.1	2,276.4
Total liabilities and stockholders' equity	$8,133.4	$7,924.2
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions, except per share data)
	(unaudited)
Net sales	$1,172.2	$1,357.9
Cost of sales	342.0	443.4
Gross profit	830.2	914.5
Selling, general and administrative expenses	628.0	862.9
Operating income (loss)	202.2	51.6
Interest expense, net	19.4	12.3
Other expense (income)	(2.6)	12.7
Income (loss) before provision for income taxes	185.4	26.6
Provision for income taxes	(46.3)	6.6
Net income (loss)	$231.7	$20.0
Net income (loss) per share:
Basic	$0.84	$0.07
Diluted	$0.83	$0.07
Shares used in computing net income (loss) per share:
Basic	276.8	284.4
Diluted	277.9	285.7
Cash dividends declared per common share	$—	$0.3375

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions)
	(unaudited)
Net income (loss)	$231.7	$20.0
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(3.5)	2.7
Foreign currency translation adjustments	19.2	(13.8)
Other	—	(1.7)
Other comprehensive income (loss), net of tax	15.7	(12.8)
Comprehensive income	$247.4	$7.2

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$231.7	$20.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51.2	64.2
Provision for bad debt	(3.2)	0.9
Share-based compensation	14.0	17.1
Acceleration Program charges	(5.4)	—
Organization-related and integration activities	—	14.2
Impairment charges	—	75.6
Changes to lease related balances, net	(38.8)	9.0
Deferred income taxes	(67.8)	(34.1)
Gain on sale of building	(13.2)	—
Other non-cash charges, net	2.7	(2.6)
Changes in operating assets and liabilities:
Trade accounts receivable	(29.4)	(38.1)
Inventories	(57.5)	(116.7)
Accounts payable	135.1	37.1
Accrued liabilities	(61.2)	(14.1)
Other liabilities	(1.8)	(8.9)
Other assets	(66.4)	(17.9)
Net cash provided by (used in) operating activities	90.0	5.7
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of building	23.9	—
Purchases of investments	(0.1)	(95.7)
Proceeds from maturities and sales of investments	0.2	94.0
Purchases of property and equipment	(26.0)	(71.9)
Net cash used in investing activities	(2.0)	(73.6)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	—	(96.8)
Repurchase of common stock	—	(267.0)
Proceeds from share-based awards	—	0.1
Taxes paid to net settle share-based awards	(8.2)	(13.5)
Payments of finance lease liabilities	(0.2)	(0.2)
Net cash used in financing activities	(8.4)	(377.4)
Effect of exchange rate changes on cash and cash equivalents	8.0	(1.8)
Net decrease in cash and cash equivalents	87.6	(447.1)
Cash and cash equivalents at beginning of period	1,426.3	969.2
Cash and cash equivalents at end of period	$1,513.9	$522.1
Supplemental information:
Cash paid for income taxes, net	$154.4	$34.7
Cash paid for interest	$21.8	$18.7
Noncash investing activity - property and equipment obligations	$22.2	$35.0

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2020 ("fiscal 2020") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended September 26, 2020 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2021 ("fiscal 2021").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2021 will be a 53-week period. Fiscal 2020 ended on June 27, 2020 was a 52-week period. The first quarter of fiscal 2021 ended on September 26, 2020 and the first quarter of fiscal 2020 ended on September 28, 2019, both of which were 13-week periods.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus continues to impact a significant majority of the regions in which we operate. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. As of the end of fiscal 2020, the vast majority of the Company's stores had been re-opened for either in-store or pick-up service and they have continued to operate through the first quarter of fiscal 2021. Many of the Company's wholesale and licensing partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarter of fiscal 2020, but the majority of stores have reopened as of the end of the first quarter of fiscal 2021.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
In response to the Covid-19 pandemic, the Company has taken actions to reinforce its liquidity and financial flexibility. Specific actions include: suspending its quarterly dividend and all share repurchases for the foreseeable future, actively reducing non-essential SG&A expense, reducing its corporate and retail workforce, temporarily reducing corporate compensation, tightly managing inventory and reducing capital expenditures.
Furthermore, in fiscal 2020, the Company borrowed $700 million under its $900 million definitive credit agreement, as entered into on October 24, 2019 ("Revolving Credit Facility") as a precautionary measure. If stores are required to close again for an extended period of time due to a resurgence of increased infections, the Company's liquidity may continue to be negatively impacted and it may need to draw additional funds from our Revolving Credit Facility or seek additional sources of financing, which may or may not be available. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility, which sets forth the modifications pertaining to the leverage ratio financial covenant required. Refer to Note 12, "Debt" and Note 18, "Subsequent Events", for additional information regarding the Company's outstanding notes payable and applicable amendments.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"), which is intended to improve the effectiveness of fair value disclosures. The ASU removes or modifies certain disclosure requirements related to fair value information, as well as adds new disclosure requirements for Level 3 fair value measurements. The Company adopted ASU 2018-13 as of the beginning of Fiscal 2021. The adoption of ASU 2018-13 did not have a material impact on the Company's condensed consolidated financial statements and notes thereto.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2018-15"), which is intended to clarify the accounting for implementation costs of cloud computing arrangements which are deemed to be a service contract rather than a software license. The Company adopted ASU 2018-15 as of the beginning of Fiscal 2021 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements and notes thereto.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), and subsequent clarifying updates, which requires companies to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard requires upfront recognition of an allowance for credit losses expected to be incurred over an asset's contractual life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. The Company adopted ASU 2016-13 as of the beginning of Fiscal 2021 using the modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements and notes thereto.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended September 26, 2020.
The Company has elected not to disclose the remaining performance obligations that are unsatisfied as of the end of the period related to contracts with an original duration of one year or less or variable consideration related to sales-based royalty

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
arrangements. There are no other contracts with transaction price allocated to remaining performance obligations other than future minimum royalties as discussed above, which are not material.
Other elections made by the Company include (i) assuming no significant financing component exists for any contract with a duration of one year or less, (ii) accounting for shipping and handling as a fulfillment activity within SG&A expense regardless of the timing of the shipment in relation to the transfer of control and (iii) excluding sales and value added tax from the transaction price.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended September 26, 2020
Coach	$466.7	$196.2	$162.3	$50.2	$875.4
Kate Spade	172.3	13.8	34.4	19.9	240.4
Stuart Weitzman	26.3	17.7	2.5	9.9	56.4
Total	$665.3	$227.7	$199.2	$80.0	$1,172.2

Three Months Ended September 28, 2019
Coach	$543.7	$159.2	$198.8	$64.2	$965.9
Kate Spade	231.9	12.3	42.2	19.1	305.5
Stuart Weitzman	46.7	19.4	5.4	15.0	86.5
Total	$822.3	$190.9	$246.4	$98.3	$1,357.9

(1)    Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of September 26, 2020 and June 27, 2020 was $28.5 million and $28.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended September 26, 2020, net sales of $4.7 million were recognized from amounts recorded as deferred revenue as of June 27, 2020. For the three months ended September 28, 2019, net sales of $4.5 million were recognized from amounts recorded as deferred revenue as of June 29, 2019.
5. INTEGRATION
The Company did not incur integration costs during the three months ended September 26, 2020.
During the three months ended September 28, 2019, the Company incurred integration costs of $4.3 million. The charges recorded in Cost of sales for the three months ended September 28, 2019 were $4.1 million. Of the amount recorded to Cost of sales, $2.8 million was recorded in the Stuart Weitzman segment, $1.2 million was recorded in the Kate Spade segment and $0.1 million was recorded in the Coach segment. The charges recorded in SG&A expenses for the three months ended September 28, 2019 were $0.2 million. Of the amount recorded to SG&A expenses, $2.2 million was recorded within Corporate, a reduction of expense of $2.4 million was recorded in the Stuart Weitzman segment, $0.3 million was recorded in

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
the Coach segment and $0.1 million was recorded in the Kate Spade segment. Of the total costs of $4.3 million, $2.8 million were non-cash charges related to inventory-related charges, organization-related costs and purchase accounting adjustments.
A summary of the integration charges for the three months ended September 28, 2019 is as follows:

Three Months Ended
September 28, 2019
(millions)
Purchase accounting adjustments(1)	$0.6
Inventory-related charges(2)	3.6
Other(3)	0.1
Total	$4.3

(1)    Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.
(2)    Inventory-related charges primarily relate to inventory reserves.
(3)    Other primarily relates to share-based compensation, severance charges, professional fees and asset write-offs.
6. RESTRUCTURING ACTIVITIES
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
Under the Acceleration Program, the Company incurred charges of $26.6 million during the three months ended September 26, 2020, all of which was recorded within SG&A expenses. Of the $26.6 million recorded within SG&A expenses, $17.3 million was recorded within Corporate, $10.7 million was recorded within the Coach segment, $1.0 million was recorded within the Kate Spade segment and a reduction of expense of $2.4 million was recorded within the Stuart Weitzman segment. A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	$9.0	$0.8	$16.8	$26.6
Cash payments	(27.4)	(4.9)	(13.0)	(45.3)
Non-cash charges	—	6.0	(0.6)	5.4
Liability balance as of September 26, 2020	$6.5	$2.4	$6.1	$15.0

(1) Organization-related charges, recorded within SG&A expenses, primarily relates to severance and other related costs.
(2) Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities established in connection with the adoption of the new lease accounting standard, establishing inventory reserves, accelerated depreciation and severance.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(3) Other charges, recorded within SG&A, primarily relates to professional fees incurred related to the Acceleration Program.
The Company expects to incur approximately $75 - $90 million in additional charges under the Acceleration Program, of which the majority is estimated to be cash and primarily to be incurred during the remainder of fiscal 2021.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at June 27, 2020	$661.7	$639.4	$—	$1,301.1
Foreign exchange impact	4.7	1.3	—	6.0
Balance at September 26, 2020	$666.4	$640.7	$—	$1,307.1

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of September 26, 2020 and June 27, 2020.
Intangible Assets
Intangible assets consist of the following:

	September 26, 2020			June 27, 2020
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.6	$(32.5)	$68.1	$100.6	$(31.0)	$69.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.4	$(32.5)	$1,377.9	$1,410.4	$(31.0)	$1,379.4
As of September 26, 2020, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2021	$4.9
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027 and thereafter	30.7
Total	$68.1
The expected amortization expense above reflects remaining useful lives ranging from approximately 9.6 to 11.8 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income (loss)	—	—	—	20.0	—	20.0
Other comprehensive income (loss)	—	—	—	—	(12.8)	(12.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	(14.4)	—	—	(14.4)
Share-based compensation	—	—	26.7	—	—	26.7
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($0.3375 per share)	—	—	—	(97.1)	—	(97.1)
Cumulative adjustment from adoption of new accounting standard	—	—	—	(48.9)	—	(48.9)
Balance at September 28, 2019	275.9	$2.8	$3,314.4	$(134.3)	$(96.0)	$3,086.9

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	231.7	—	231.7
Other comprehensive income (loss)	—	—	—	—	15.7	15.7
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.2	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	14.6	—	—	14.6
Balance at September 26, 2020	277.4	$2.8	$3,364.8	$(761.0)	$(76.5)	$2,530.1

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	2.1	—	(13.8)	—	(11.7)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(0.6)	—	—	1.7	1.1
Net current-period other comprehensive income (loss)	2.7	—	(13.8)	(1.7)	(12.8)
Balances at September 28, 2019	$(1.8)	$(0.5)	$(93.7)	$—	$(96.0)

Balances at June 27, 2020	$1.1	$—	$(93.3)	$—	$(92.2)
Other comprehensive income (loss) before reclassifications	(3.5)	—	19.2	—	15.7
Less: amounts reclassified from accumulated other comprehensive income to earnings	—	—	—	—	—
Net current-period other comprehensive income (loss)	(3.5)	—	19.2	—	15.7
Balances at September 26, 2020	$(2.4)	$—	$(74.1)	$—	$(76.5)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of less than $0.1 million and $0.8 million as of September 26, 2020 and September 28, 2019, respectively. The amounts reclassified from AOCI are net of tax of less than $0.1 million and $0.2 million as of September 26, 2020 and September 28, 2019, respectively.
(2)     Other represents the accumulated loss on the Company's minimum pension liability adjustment. There was no remaining balance at September 26, 2020 and September 28, 2019.
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
The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. As the rate implicit in the Company's leases is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is based on the information available at the lease commencement date, including the lease term, currency, country, Company specific risk premium and adjustments for collateral.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of September 26, 2020 and June 27, 2020:

	September 26, 2020	June 27, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,692.6	$1,757.0	Operating lease right-of-use assets
Finance leases	3.1	3.3	Property and equipment, net
Total lease assets	$1,695.7	$1,760.3
Liabilities:
Operating leases:
Current lease liabilities	$341.4	$388.8	Current lease liabilities
Long-term lease liabilities	1,739.9	1,799.8	Long-term lease liabilities
Total operating lease liabilities	$2,081.3	$2,188.6
Finance leases:
Current lease liabilities	$0.9	$0.9	Accrued liabilities
Long-term lease liabilities	4.2	4.4	Other liabilities
Total finance lease liabilities	$5.1	$5.3

Total lease liabilities	$2,086.4	$2,193.9
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.2
Interest on lease liabilities(1)	0.1	0.2
Total finance lease cost	0.3	0.4
Operating lease cost	86.8	111.8
Short-term lease cost	6.1	1.7
Variable lease cost(2)	40.9	51.0
Operating lease right-of-use impairment	—	35.8
Less: sublease income	(4.2)	(5.4)
Total net lease cost	$129.9	$195.3

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2) Rent concessions negotiated related to Covid-19 are recorded in variable lease expense and have an immaterial impact as of September 26, 2020.
The following table summarizes certain cash flow information related to the Company's leases for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132.5	$102.7
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	0.2	0.2
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	8.5	65.0
Right-of-use assets obtained in exchange for finance lease liabilities	—	—
Additionally, the Company had approximately $0.8 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of September 26, 2020.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions, except per share data)
Net income (loss)	$231.7	$20.0

Weighted-average basic shares	276.8	284.4
Dilutive securities:
Effect of dilutive securities	1.1	1.3
Weighted-average diluted shares	277.9	285.7

Net income per share:
Basic	$0.84	$0.07
Diluted	$0.83	$0.07
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 26, 2020 and September 28, 2019, there were 16.6 million and 12.9 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	September 26, 2020	September 28, 2019
	(millions)
Share-based compensation expense(1)	$14.6	$26.8
Income tax benefit related to share-based compensation expense	2.6	5.4

(1)    During the three months ended September 26, 2020, the Company incurred $0.6 million of share-based compensation expense related to its Acceleration Program. During the three months ended September 28, 2019, the Company incurred $9.7 million of share-based compensation expense related to its Organization-related and Integration activities.
Stock Options
A summary of stock option activity during the three months ended September 26, 2020 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 27, 2020	15.0
Granted	1.3
Exercised	—
Forfeited or expired	(0.8)
Outstanding at September 26, 2020	15.5
The weighted-average grant-date fair value of options granted during the three months ended September 26, 2020 and September 28, 2019 was $6.60 and $3.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 26, 2020	September 28, 2019
Expected term (years)	5.1	5.1
Expected volatility	48.8%	37.5%
Risk-free interest rate	0.3%	1.5%
Dividend yield	—%	6.4%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended September 26, 2020 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 27, 2020	4.9
Granted	4.6
Vested	(1.5)
Forfeited	(0.1)
Non-vested at September 26, 2020	7.9
The weighted-average grant-date fair value of share awards granted during the three months ended September 26, 2020 and September 28, 2019 was $15.81 and $21.26, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended September 26, 2020 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 27, 2020	0.8
Granted	0.8
Change due to performance condition achievement	—
Vested	(0.2)
Forfeited	—
Non-vested at September 26, 2020	1.4
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended September 26, 2020 and September 28, 2019 was $15.83 and $21.10, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	September 26, 2020	June 27, 2020
	(millions)
Current debt:
Revolving Credit Facility	700.0	700.0
Note Payable	11.5	11.5
Total current debt	$711.5	$711.5

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Total long-term debt	1,600.0	1,600.0
Less: Unamortized discount and debt issuance costs on Senior Notes	(11.4)	(12.1)
Total long-term debt, net	$1,588.6	$1,587.9
During the three months ended September 26, 2020 and September 28, 2019, the Company recognized interest expense related to its debt of $20.1 million and $16.8 million, respectively.
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
On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of September 26, 2020, $700.0 million of borrowings were outstanding under the Revolving Credit Facility.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Refer to Note 18, "Subsequent Events" for further information on the repayment of outstanding borrowings under the Revolving Credit Facility.
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
At September 26, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $624.1 million, $403.9 million, and $587.7 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At June 27, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $576.6 million, $393.4 million and $565.0 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures in China, the Company has an outstanding Note Payable of $11.5 million as of September 26, 2020 and June 27, 2020, to the other partner of the Kate Spade Joint Ventures, to be paid in fiscal 2021.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at September 26, 2020 and June 27, 2020:

	Level 1		Level 2
	September 26, 2020	June 27, 2020	September 26, 2020	June 27, 2020
	(millions)
Assets:
Cash equivalents(1)	$569.0	$569.4	$0.1	$0.3
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Other	—	—	7.8	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	1.2	2.8
Intercompany loan and payable hedges(3)	—	—	1.2	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	3.9	1.3
Intercompany loan and payable hedges(3)	—	—	0.4	0.4

(1)Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short-term maturity, management believes that their carrying value approximates fair value.
(2)Short-term investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets.
(3)The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
There were no impairment charges recorded during the three months ended September 26, 2020. During the three months ended September 28, 2019, the Company recorded $39.8 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their fair values of $10.1 million. Also during the three months ended September 28, 2019, the Company recorded $35.8 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their fair values of $119.3 million.
When the Company evaluates its long-lived assets for impairment, the assessment is performed for the related asset group that represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. This determination requires a significant amount of judgment, and is dependent on the Company's overall operating strategy. The Company historically grouped select flagship locations with other stores located within the geographic area surrounding the flagship store as the Company believed the assets of the related group benefited from the Company's investments in the flagship location. Beginning in fiscal 2020, the Company began to (i) evaluate select flagship store closures across all brands, (ii) be more selective about new store openings as it focuses on store productivity and (iii) invest more significantly in growing its digital business and capabilities. Following this shift in strategy during the first quarter of fiscal 2020, the Company determined for these certain flagship locations that the individual store represents the lowest level of independent identifiable cash flows.
As a result, in the first quarter of fiscal 2020, the Company identified impairment indicators at certain flagship store locations and recorded lease ROU assets and property and equipment asset impairment charges. The fair value of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of September 26, 2020 and June 27, 2020:

	September 26, 2020			June 27, 2020
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Other:
Time deposits(1)	0.7	—	0.7	0.7	—	0.7
Other	7.8	0.1	7.9	7.4	0.1	7.5
Total Investments	$8.5	$0.1	$8.6	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
15. INCOME TAXES
The Company's effective tax rate for the three months ended September 26, 2020, was (25.0)% as compared to 24.8% for the three months ended September 28, 2019. The negative rate primarily resulted from the net operating loss ("NOL") carryback claim recognized under the Coronavirus Aid, Relief and Economic Security ("CARES") Act during the three months ended September 26, 2020. On March 27, 2020, H.R. 748, known as the CARES Act, was enacted. The provisions of the Act most applicable to the Company are the modification to allow for a five-year carryback of net operating losses and the technical amendment allowing businesses to claim an immediate deduction for costs associated with qualified improvement property. This reflects the Company's provisional estimate and is subject to adjustment as estimation approaches are refined.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $43.0 million and $33.3 million outstanding at September 26, 2020 and June 27, 2020, respectively. The agreements, which expire at various dates through calendar 2039, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of September 26, 2020 related to debt repayments. Refer to Note 12, "Debt," for further information.
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
17. SEGMENT INFORMATION
The Company has three reportable segments:
•Coach - Includes global sales of Coach brand products to customers through Coach operated stores, including the Internet and concession shop-in-shops, sales to wholesale customers and through independent third party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products to customers primarily through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.
In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment performance for the three months ended September 26, 2020 and September 28, 2019:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended September 26, 2020
Net sales	$875.4	$240.4	$56.4	$—	$1,172.2
Gross profit	644.9	154.1	31.2	—	830.2
Operating income (loss)	270.0	23.2	—	(91.0)	202.2
Income (loss) before provision for income taxes	270.0	23.2	—	(107.8)	185.4
Depreciation and amortization expense	24.8	10.4	2.4	13.6	51.2
Additions to long-lived assets(3)	10.9	4.6	0.5	10.0	26.0

Three Months Ended September 28, 2019
Net sales	$965.9	$305.5	$86.5	$—	$1,357.9
Gross profit	677.6	191.5	45.4	—	914.5
Operating income (loss)	199.5	(7.2)	(19.3)	(121.4)	51.6
Income (loss) before provision for income taxes	199.5	(7.2)	(19.3)	(146.4)	26.6
Depreciation and amortization expense(2)	50.1	27.3	13.5	13.2	104.1
Additions to long-lived assets(3)	24.6	17.0	5.2	25.1	71.9

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.
(2)    Depreciation and amortization expense includes $0.1 million of integration costs recorded within the Kate Spade segment for the three months ended September 28, 2019. Depreciation and amortization expense includes impairment charges of $19.5 million for Coach, $12.0 million for Kate Spade and $8.3 million for Stuart Weitzman for the three months ended September 28, 2019. Refer to Note 13, "Fair Value Measurements," for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(3)    Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which include a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.
18. SUBSEQUENT EVENTS
On October 30, 2020, the Company repaid $150 million of outstanding borrowings under the Revolving Credit Facility. Refer to Note 12, "Debt" for further information about the Company's outstanding debt.

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
The Company has three reportable segments:
•Coach - Includes global sales of Coach products to customers through Coach operated stores, including the Internet and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including the Internet, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily to customers through Stuart Weitzman operated stores, including the Internet, sales to wholesale customers and through numerous independent third party distributors.
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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer
In the first fiscal quarter, the Company made meaningful progress against its previously announced Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited nearly 800,000 new customers across brands in North America through our e-commerce channels, meeting consumers where they choose to shop and leveraging marketing capabilities to drive engagement and enhance the customer’s digital journey;
•Drove significant growth in China through compelling product assortments, enhanced marketing and expanded reach across direct channels and third party online distribution; Coach is the number one ranked handbag brand on Tmall;
•Leveraged data and analytics to optimize marketing messaging, assortment planning and promotional levels to support higher average unit retail ("AUR");
•Made further progress in creating an agile and scalable operating model, with a streamlined organizational structure and empowered teams, while optimizing our global fleet with 15 net store closures in the first fiscal quarter representing a net decrease of 50 stores from the prior year; Remain on track to achieve gross run-rate savings of $300 million, including gross savings of $200 million in fiscal 2021.
Recent Developments
Covid-19 Pandemic
The Covid-19 virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Consequently, the spread of Covid-19 has caused significant global business disruptions. As a result of the widespread impact of Covid-19, Tapestry had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19. As of the end of fiscal 2020, the vast majority of the Company's stores have reopened for either in-store or curb-side service and they have continued to operate through the first quarter of fiscal 2021. Many of our wholesale and licensing partners have also closed their bricks and mortar stores as required by government orders during the third and fourth quarter of fiscal 2020, but the majority of stores have reopened as of the end of the first quarter of fiscal 2021.
In response to the challenges that Covid-19 has imposed on our business, the Company implemented the following actions to mitigate these headwinds:
•Re-opened stores as quickly as possible, while following governmental and public health guidelines.
•Driving with a digital-first mindset for all brands. Implemented practices designed to support the continued operations of our e-commerce platforms and distribution centers remain operational across all major regions.
•Reduced capital expenditures for the second half of fiscal 2020 and continuing into the first quarter of fiscal 2021, with reduced planned spend for the remainder of fiscal 2021 as compared to fiscal 2020, through optimization of our fleet and prioritizing investment in digital.
•Continue to drive SG&A savings, including actions taken under the Acceleration Program, through the reduction of corporate and retail workforce, right-sizing of marketing expenses, reduction of fixed costs such as rent as well as procurement savings, including reducing external third party services.
•Did not pay out bonuses under the Annual Incentive Plan for fiscal year 2020, eliminated merit salary increases for all employees and temporarily reduced compensation for the Board of Directors and corporate employees above a certain salary threshold.
•Tightly managed inventories by reflowing product introductions and cancelling inventory receipts as well as planned reduction of stock keeping units ("SKUs").
•Drew down $700 million from its $900 million Revolving Credit Facility to add to cash balances, subsequently repaying $150 million on October 30, 2020.
•Suspended its quarterly cash dividend and share repurchase program beginning in the fourth quarter of fiscal 2020.
The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.
Since March 2020, the governments of numerous countries in which we operate have issued relief packages in response to Covid-19. These packages include, amongst other things, extended filing deadlines, wage subsidies, social security relief, rent relief and deferred tax payments. The Company is seeking relief under these provisions where eligible. As noted above in relation to the CARES Act, the Company does have to make certain judgements in interpretation of the law and/or await guidance from the local authorities.
Acceleration Program
The Company is undergoing a review of its business under the Acceleration Program and expects to incur certain costs reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii)

professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020, Company expects to incur total pre-tax charges of approximately $185 - $200 million related to the Acceleration Program with most of the remaining charges expected in fiscal 2021. Refer to Note 6, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information. The Company estimates that it will realize approximately $300 million in gross run rate expense savings from these initiatives, including $200 million projected for fiscal 2021.
Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
As previously noted, Covid-19 was officially declared a global pandemic by the World Health Organization in March 2020. The virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in full and partial store closures globally, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores have reopened for either in-store or curb-side service as of the end of fiscal 2020 and they have continued to operate through the first quarter of fiscal 2021, stores may be required to close again for an extended period of time due to the possibility of a resurgence of increased infections. Covid-19 may also cause disruptions in the Company’s supply chain, resulting in facility closures, labor instability, potential inability to source raw materials and disrupted operating procedures in attempts to curb the spread of Covid-19 within our third-party manufacturers, distribution centers, and other vendors. The Company’s e-commerce sites continue to operate, subject to the local guidance related to Covid-19 surrounding our distribution centers.
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. There is uncertainty around the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to make adjustments to our operating plan. Refer to Part I, Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 for further information.
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
Furthermore, currency volatility, political instability, such as the uncertainty associated with the potential impact of the new policies that may be implemented depending on the results of the U.S. Presidential election and potential changes to trade agreements may contribute to a worsening of the macroeconomic environment. Since fiscal 2019, the Trump Administration and China have both imposed new tariffs on the importation of certain product categories into the respective country. Continued increases in trade tensions could impact the Company's ability to grow its business with the Chinese consumer globally.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." The U.K. officially terminated its membership of the E.U. on January 31, 2020 under the terms of a withdrawal agreement concluded between the U.K. and E.U. and has now entered into a transition phase until December 31, 2020. During the transition phase, the U.K. will generally continue operating as if it were still a member of the E.U. Trade talks between the E.U. and U.K., to determine their future relationship, are still underway. The U.K. passed on the opportunity to extend the transition phase beyond December 31, 2020, and as such, if a trade deal is not reached by December 31, 2020, the U.K. can expect checks and tariffs on products going to and coming from the E.U. beginning on January 1, 2021. The Company does not expect Brexit to materially impact our business.
As part of our efforts to improve our working capital efficiency, we have worked with certain suppliers to revisit terms and conditions, including the extension of payment terms. As an alternative to our payment terms, available to certain suppliers is a voluntary supply chain finance (“SCF”) program that enables our suppliers to sell their receivables from the Company to a global financial institution on a non-recourse basis at a rate that leverages our credit rating. We do not have the ability to refinance or modify payment terms to the global financial institution through the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.

We will continue to monitor these trends and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brands.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. "Risk Factors" disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

FIRST QUARTER FISCAL 2021 COMPARED TO FIRST QUARTER FISCAL 2020
The following table summarizes results of operations for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 26, 2020		September 28, 2019		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,172.2	100.0%	$1,357.9	100.0%	$(185.7)	(13.7)%
Gross profit	830.2	70.8	914.5	67.3	(84.3)	(9.2)
SG&A expenses	628.0	53.6	862.9	63.5	(234.9)	(27.2)
Operating income (loss)	202.2	17.3	51.6	3.8	150.6	NM
Interest expense, net	19.4	1.7	12.3	0.9	7.1	58.0
Other expense (income)	(2.6)	(0.2)	12.7	0.9	(15.3)	NM
Provision for income taxes	(46.3)	(4.0)	6.6	0.5	(52.9)	NM
Net income (loss)	231.7	19.8	20.0	1.5	211.7	NM
Net income (loss) per share:
Basic	$0.84		$0.07		$0.77	NM
Diluted	$0.83		$0.07		$0.76	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2021 and fiscal 2020 reflect the costs attributable to the CARES Act Tax Impact, the Acceleration Program, ERP system implementation efforts, Organization-related and Integration costs and Impairment charges, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Quarter Fiscal 2021 Items

	Three Months Ended September 26, 2020
		Items Affecting Comparability
	GAAP Basis (As Reported)	CARES Act Tax Impact	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	644.9	—	—	644.9
Kate Spade	154.1	—	—	154.1
Stuart Weitzman	31.2	—	—	31.2
Gross profit(1)	$830.2	$—	$—	$830.2

Coach	374.9	—	10.7	364.2
Kate Spade	130.9	—	1.0	129.9
Stuart Weitzman	31.2	—	(2.4)	33.6
Corporate	91.0	—	17.3	73.7
SG&A expenses	$628.0	$—	$26.6	$601.4

Coach	270.0	—	(10.7)	280.7
Kate Spade	23.2	—	(1.0)	24.2
Stuart Weitzman	—	—	2.4	(2.4)
Corporate	(91.0)	—	(17.3)	(73.7)
Operating income (loss)	$202.2	$—	$(26.6)	$228.8

Provision for income taxes	(46.3)	(91.7)	(5.8)	51.2
Net income (loss)	$231.7	$91.7	$(20.8)	$160.8
Net income (loss) per diluted common share	$0.83	$0.33	$(0.08)	$0.58

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first quarter of fiscal 2021 the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount relates to the income tax benefits under the CARES Act, most notably the Net Operating Loss ("NOL") carryback claim. Refer to Note 15, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" and Note 6, "Restructuring Activities," herein for further information.
These actions taken together increased the Company's SG&A expenses by $26.6 million and reduced Provision for income taxes by $97.5 million, positively impacting Net income by $70.9 million or $0.25 per diluted share.

First Quarter Fiscal 2020 Items

	Three Months Ended September 28, 2019
		Items Affecting Comparability
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	677.6	—	(0.1)	—	677.7
Kate Spade	191.5	—	(1.2)	—	192.7
Stuart Weitzman	45.4	—	(2.8)	—	48.2
Gross profit(1)	$914.5	$—	$(4.1)	$—	$918.6

Coach	478.1	—	0.3	41.5	436.3
Kate Spade	198.7	—	0.1	25.2	173.4
Stuart Weitzman	64.7	—	(2.4)	8.9	58.2
Corporate	121.4	14.5	22.7	—	84.2
SG&A expenses	$862.9	$14.5	$20.7	$75.6	$752.1

Coach	199.5	—	(0.4)	(41.5)	241.4
Kate Spade	(7.2)	—	(1.3)	(25.2)	19.3
Stuart Weitzman	(19.3)	—	(0.4)	(8.9)	(10.0)
Corporate	(121.4)	(14.5)	(22.7)	—	(84.2)
Operating income (loss)	$51.6	$(14.5)	$(24.8)	$(75.6)	$166.5

Provision for income taxes	6.6	(3.5)	(5.4)	(12.1)	27.6
Net income (loss)	$20.0	$(11.0)	$(19.4)	$(63.5)	$113.9
Net income (loss) per diluted common share	$0.07	$(0.04)	$(0.07)	$(0.22)	$0.40

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first quarter of fiscal 2020, the Company incurred the following:
•ERP Implementation - Total charges represent technology implementation costs. Refer to the "Executive Overview" herein for further information.
•Organization-related and Integration costs - Total charges represent organization-related costs as a result of the departure of the Company's CEO in September 2019 and integration costs related to inventory and share-based compensation. Refer to Note 5, "Integration," for more information regarding integration costs.
•Impairment - Total charges are primarily due to impairment charges on property and equipment assets and lease ROU assets. Refer to the Note 13, "Fair Value Measurements," for further information.
    These actions taken together increased the Company's Cost of sales by $4.1 million, SG&A expenses by $110.8 million and reduced Provision for income taxes by $21.0 million, negatively impacting Net income by $93.9 million or $0.33 per diluted share.
Tapestry, Inc. Summary – First Quarter of Fiscal 2021
Currency Fluctuation Effects
The change in net sales and gross margin for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales

	Three Months Ended		Variance
	September 26, 2020	September 28, 2019	Amount	%	Constant Currency Change
	(millions)
Coach	$875.4	$965.9	$(90.5)	(9.4)%	(9.6)%
Kate Spade	240.4	305.5	(65.1)	(21.3)	(21.4)
Stuart Weitzman	56.4	86.5	(30.1)	(34.8)	(35.2)
Total Tapestry	$1,172.2	$1,357.9	(185.7)	(13.7)	(13.9)
Net sales in the first quarter of fiscal 2021 decreased 13.7% or $185.7 million to $1.17 billion. Excluding the effects of foreign currency, net sales decreased by 13.9% or $188.6 million.
•Coach Net Sales decreased 9.4% or $90.5 million to $875.4 million in the first quarter of fiscal 2021. Excluding the impact of foreign currency, net sales decreased $92.6 million or 9.6%. This decrease in net sales is primarily attributed to a net decline of $89.5 million in net global retail sales driven by lower sales in North America stores due to the impact of Covid-19, which was partially offset by an increase in e-commerce sales in North America and retail sales in mainland China.
•Kate Spade Net Sales decreased 21.3% or $65.1 million to $240.4 million in the first quarter of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 21.4% or $65.5 million. This decrease is primarily due to a decline of $34.4 million in net global retail sales driven by lower sales in North America due to the impact of the Covid-19 outbreak, partially offset by an increase in e-commerce sales. Wholesale sales also declined $31.9 million due to a strategic pullback in disposition and lower demand as a result of the Covid-19 outbreak.
•Stuart Weitzman Net Sales decreased 34.8% or $30.1 million to $56.4 million in the first quarter of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 35.2% or $30.5 million. This decrease was primarily due to lower shipments in the wholesale business of $16.2 million due to a decline in demand as a result of the Covid-19 outbreak. Additionally, retail sales decreased $14.3 million, which is attributed to both a decline in demand as a result of the Covid-19 outbreak and store closures as a result of market exits.
Gross Profit

	Three Months Ended
	September 26, 2020		September 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$644.9	73.7%	$677.6	70.1%	$(32.7)	(4.8)%
Kate Spade	154.1	64.1	191.5	62.7	(37.4)	(19.5)
Stuart Weitzman	31.2	55.3	45.4	52.5	(14.2)	(31.4)
Tapestry	830.2	70.8	$914.5	67.3	(84.3)	(9.2)
Gross profit decreased 9.2% or $84.3 million to $830.2 million in the first quarter of fiscal 2021 from $914.5 million in the first quarter of fiscal 2020. Gross margin for the first quarter of fiscal 2021 was 70.8% as compared to 67.3% in the first quarter of fiscal 2020. Excluding items affecting comparability of $4.1 million in the first quarter of fiscal 2020 as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit decreased 9.6% or $88.4 million to $830.2 million in the first quarter of fiscal 2021. Excluding items affecting comparability, gross margin increased 320 basis points to 70.8% compared to 67.6% in the first quarter of fiscal 2020, and on a constant currency basis, gross margin increased 310 basis points from the first quarter of fiscal 2020.
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

•Coach Gross Profit decreased 4.8% or $32.7 million to $644.9 million in the first quarter of fiscal 2021 from $677.6 million in the first quarter of fiscal 2020. Gross margin increased to 73.7% in the first quarter of fiscal 2021 from 70.1% in the first quarter of fiscal 2020. Excluding items affecting comparability of $0.1 million in the first quarter of fiscal 2020, gross profit decreased 4.8% or $32.8 million from $677.7 million in the first quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased to 73.7% from 70.2% in the first quarter of fiscal 2020, and on a constant currency basis gross margin increased 350 basis points from the first quarter of fiscal 2020. This increase in gross margin was primarily due to reduced promotional activity.
•Kate Spade Gross Profit decreased 19.5% or $37.4 million to $154.1 million in the first quarter of fiscal 2021 from $191.5 million in the first quarter of fiscal 2019. Gross margin increased to 64.1% in the first quarter of fiscal 2021 from 62.7% in the first quarter of fiscal 2020. Excluding items affecting comparability of $1.2 million in the first quarter of fiscal 2020, gross profit decreased 20.0% or $38.6 million to $154.1 million from $192.7 million in the first quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased to 64.1% from 63.1% in the first quarter of fiscal 2020, and on a constant currency basis gross margin increased 100 basis points from first quarter of fiscal 2020. This increase in gross margin was primarily due to favorable channel mix including a strategic pullback in disposition, which was partially offset by the impact of directly operating the footwear business.
•Stuart Weitzman Gross Profit decreased 31.4% or $14.2 million to $31.2 million during the first quarter of fiscal 2021 from $45.4 million in the first quarter of fiscal 2020. Gross margin increased to 55.3% in the first quarter of fiscal 2021 from 52.5% in the first quarter of fiscal 2020. Excluding items affecting comparability of $2.8 million in the first quarter of fiscal 2020, Stuart Weitzman gross profit decreased 35.4% or $17.0 million to $31.2 million from $48.2 million in the first quarter of fiscal 2020. Excluding items affecting comparability, gross margin decreased to 55.3% from 55.7% in the first quarter of fiscal 2020, and on a constant currency basis gross margin decreased 160 basis points from the first quarter of fiscal 2020. This decrease in gross margin was primarily due to actions taken to exit certain markets.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	September 26, 2020		September 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$374.9	42.8%	$478.1	49.5%	$(103.2)	(21.6)%
Kate Spade	130.9	54.5	198.7	65.0	(67.8)	(34.1)
Stuart Weitzman	31.2	55.2	64.7	74.8	(33.5)	(51.8)
Corporate	91.0	NA	121.4	NA	(30.4)	(25.0)
Tapestry	628.0	53.6	862.9	63.5	234.9	(27.2)
SG&A expenses decreased 27.2% or $234.9 million to $628.0 million in the first quarter of fiscal 2021 as compared to $862.9 million in the first quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 53.6% during the first quarter of fiscal 2021 as compared to 63.5% during the first quarter of fiscal 2020. Excluding items affecting comparability of $26.6 million and $110.8 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 20.0% or $150.7 million to $601.4 million from $752.1 million in the first quarter of fiscal 2020. SG&A as a percentage of sales decreased to 51.3% as compared to 55.4% during the first quarter of fiscal 2020. This decrease in SG&A expenses is primarily attributed to actions taken as part of the Acceleration Program, as well as reduced variable expenses.
•Coach SG&A Expenses decreased 21.6% or $103.2 million to $374.9 million in the first quarter of fiscal 2021 as compared to $478.1 million in the first quarter of fiscal 2020. SG&A expenses as a percentage of net sales decreased to 42.8% during the first quarter of fiscal 2021 from 49.5% during the first quarter of fiscal 2020. Excluding items affecting comparability of $10.7 million and $41.8 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 16.5% or $72.1 million to $364.2 million during the first quarter of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 41.6% in the first quarter of fiscal 2021 from 45.2% in the first quarter of fiscal 2020. This decrease in SG&A expenses is primarily due to a decline in compensation costs, occupancy costs and depreciation expense.
•Kate Spade SG&A Expenses decreased 34.1% or $67.8 million to $130.9 million in the first quarter of fiscal 2021 as compared to $198.7 million in the first quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 54.5% during the first quarter of fiscal 2021 as compared to 65.0% during the first quarter of fiscal 2020. Excluding items affecting comparability of $1.0 million and $25.3 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 25.1% or $43.5 million to $129.9 million during the first quarter of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 54.0% in the first quarter of fiscal 2021 from 56.7% in the first quarter of fiscal 2020. This decrease in SG&A expenses is primarily due to a decline in compensation costs, occupancy costs, marketing spend and depreciation expense.
•Stuart Weitzman SG&A Expenses decreased 51.8% or $33.5 million to $31.2 million in the first quarter of fiscal 2021 as compared to $64.7 million in the first quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 55.2% during the first quarter of fiscal 2021 as compared to 74.8% during the first quarter of fiscal 2020. Excluding items affecting comparability of $(2.4) million and $6.5 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 42.3% or $24.6 million to $33.6 million during the first quarter of fiscal 2021 from $58.2 million during the first quarter of fiscal 2020; and SG&A expenses as a percentage of net sales decreased to 59.5% in the first quarter of fiscal 2021 from 67.2% in the first quarter of fiscal 2020. This decrease is primarily due to store closures mainly as a result of certain market exits, a decline in marketing spend, true up of reserves and reduced depreciation expense.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 25.0% or $30.4 million to $91.0 million in the first quarter of fiscal 2021 as compared to $121.4 million in the first quarter of fiscal 2020. Excluding items affecting comparability of $17.3 million and $37.2 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 12.4% or $10.5 million to $73.7 million in the first quarter of fiscal 2021 as compared to $84.2 million in the first quarter of fiscal 2020. This decrease in SG&A expenses was primarily driven by a gain realized on the sale of our corporate office in Hong Kong.
Operating Income (Loss)

	Three Months Ended
	September 26, 2020		September 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$270.0	30.8%	$199.5	20.7%	$70.5	35.4%
Kate Spade	23.2	9.6	(7.2)	(2.4)	30.4	NM
Stuart Weitzman	—	—	(19.3)	(22.2)	19.3	NM
Corporate	(91.0)	NA	(121.4)	NA	30.4	25.0
Tapestry	202.2	17.3	51.6	3.8	150.6	NM
Operating income increased $150.6 million to an operating income of $202.2 million in the first quarter of fiscal 2021 as compared to operating income of $51.6 million in the first quarter of fiscal 2020. Operating margin was 17.3% in the first quarter of fiscal 2021 as compared to 3.8% in the first quarter of fiscal 2020. Excluding items affecting comparability of $26.6 million and $114.9 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, operating income increased $62.3 million to an operating income of $228.8 million in the first quarter of fiscal 2021 from an operating income of $166.5 million in the first quarter of fiscal 2020; and operating margin increased to 19.5% in the first quarter of fiscal 2021 as compared to 12.3% in the first quarter of fiscal 2020.
•Coach Operating Income increased 35.4% or $70.5 million to $270.0 million in the first quarter of fiscal 2021, resulting in an operating margin of 30.8%, as compared to $199.5 million and 20.7%, respectively, in the first quarter of fiscal 2020. Excluding items affecting comparability, Coach operating income increased 16.3% or $39.3 million to $280.7 million from $241.4 million in the first quarter of fiscal 2020; and operating margin was 32.1% in the first quarter of fiscal 2021 as compared to 25.0% in the first quarter of fiscal 2020. This increase in operating income was due to lower SG&A expenses, partially offset by lower gross profit.
•Kate Spade Operating Income increased $30.4 million to operating income of $23.2 million in the first quarter of fiscal 2021, resulting in an operating margin of 9.6%, as compared to an operating loss of $7.2 million and operating margin of (2.4)% in the first quarter of fiscal 2020. Excluding items affecting comparability, Kate Spade operating income increased $4.9 million to an operating income of $24.2 million from an operating income of $19.3 million in the first quarter of fiscal 2020; and operating margin was 10.1% in the first quarter of fiscal 2021 as compared to 6.3% in the first quarter of fiscal 2020. This increase in operating income was due to lower SG&A expenses, partially offset by lower gross profit.
•Stuart Weitzman Operating Loss decreased $19.3 million to $0.0 million in the first quarter of fiscal 2021, as compared to an operating loss of $19.3 million in the first quarter of fiscal 2020. Excluding items affecting comparability, Stuart Weitzman operating loss decreased $7.6 million to $2.4 million from an operating loss of $10.0 million in the first quarter of fiscal 2020; and operating margin was (4.2)% in the first quarter of fiscal 2021 as compared to (11.5)% in the first quarter of fiscal 2020. This decrease in operating loss was due to lower SG&A expenses, partially offset by lower gross profit.
Interest Expense, net
Interest expense, net increased 58.0% or $7.1 million to $19.4 million in the first quarter of fiscal 2021 as compared to $12.3 million in the first quarter of fiscal 2020. The increase in interest expense, net is due to lower interest income and the additional interest expense related to the draw down on the Revolving Credit Facility in the fourth quarter of fiscal 2020.
Other Expense (Income)
Other expense decreased $15.3 million to income of $2.6 million in the first quarter of fiscal 2021 as compared to expense of $12.7 million in the first quarter of fiscal 2020. The decrease in other expense is related to a decrease in foreign exchange losses.
Provision for Income Taxes
The effective tax rate was (25.0)% in the first quarter of fiscal 2021 as compared to 24.8% in the first quarter of fiscal 2020. Excluding items affecting comparability, the effective tax rate was 24.1% in the first quarter of 2021 as compared to 19.6% in the first quarter of fiscal 2020. The increase in our effective tax rate was primarily attributable to the geographic mix of earnings and excess tax shortfall related to the vesting of equity compensation awards.
Net Income (Loss)
Net income increased $211.7 million to $231.7 million in the first quarter of fiscal 2021 as compared to $20.0 million in the first quarter of fiscal 2020. Excluding items affecting comparability, net income increased $46.9 million to a net income of $160.8 million in the first quarter of fiscal 2021 as compared to a net income of $113.9 million in the first quarter of fiscal 2020. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share was $0.83 in the first quarter of fiscal 2021 as compared to $0.07 in the first quarter of fiscal 2020. Excluding items affecting comparability, net income per diluted share was $0.58 in the first quarter of fiscal 2021 as compared to $0.40 in the first quarter of fiscal 2020. This change was primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2021 and fiscal 2020 reflect certain items, including the impact of ERP Implementation, Organization-related and Integration costs and Impairment charges in fiscal 2020, as well as Acceleration Program costs and CARES Act Tax Impact in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to the uncertain business environment resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three months ended September 26, 2020 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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
The Company operates on a global basis and reports financial results in U.S. dollars in accordance with GAAP. Fluctuations in foreign currency exchange rates can affect the amounts reported by the Company in U.S. dollars with respect to its foreign revenues and profit. Accordingly, certain material increases and decreases in operating results for the Company and its segments have been presented both including and excluding currency fluctuation effects. These effects occur from translating foreign-denominated amounts into U.S. dollars and comparing to the same period in the prior fiscal year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. The Company calculates constant currency results by translating current period Net sales and Cost of sales, in local currency using the prior year period's currency conversion rate. The constant currency gross margin results are reported excluding items affecting comparability.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	September 26, 2020	September 28, 2019	Change
	(millions)

Net cash provided by (used in) operating activities	$90.0	$5.7	$84.3
Net cash used in investing activities	(2.0)	(73.6)	71.6
Net cash used in financing activities	(8.4)	(377.4)	369.0
Effect of exchange rate changes on cash and cash equivalents	8.0	(1.8)	9.8
Net decrease in cash and cash equivalents	$87.6	$(447.1)	$534.7
The Company’s cash and cash equivalents increased by $87.6 million in the first three months ended of fiscal 2021 as compared to a decrease of $447.1 million in the first three months ended of fiscal 2020, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $84.3 million due to higher net income of $211.7 million and changes in operating assets and liabilities of $77.4 million, partially off by the impact of non-cash adjustments of $204.8 million.
The $77.4 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Accounts payable were a source of cash of $135.1 million in the first three months ended of fiscal 2021 compared to a source of cash of $37.1 million in the first three months ended of fiscal 2020, primarily due to the extension of payment terms to certain vendors.
•Inventories were a use of cash of $57.5 million in the first three months ended of fiscal 2021 compared to a use of cash of $116.7 million in the first three months ended of fiscal 2020, primarily driven by more disciplined inventory management.
•Other assets were a use of cash of $66.4 million in the first three months ended of fiscal 2021 compared to a use of cash of $17.9 million in the first three months ended of fiscal 2020, primarily related to an increase in income tax receivable due to the NOL carryback claim under the CARES Act, partially offset by lower receivables related to other taxes.
•Accrued liabilities were a use of cash of $61.2 million in the first three months ended of fiscal 2021 as compared to a use of cash of $14.1 million in the first three months ended of fiscal 2020, primarily driven by the timing of tax payments as well as accruals for expected severance, partially offset by the Annual Incentive Plan payment in the first quarter of fiscal 2020 when compared to fiscal 2021, as the Company did not pay out under its Annual Incentive Plan during fiscal 2021.
Net cash used in investing activities
Net cash used in investing activities in the first three months ended of fiscal 2021 was $2.0 million as compared to a use of cash of $73.6 million in the first three months ended of fiscal 2020, resulting in a $71.6 million decrease in net cash used in investing activities.
The $2.0 million use of cash in the first three months ended of fiscal 2021 is primarily due to capital expenditures of $26.0 million partially offset by proceeds from the sale of building of $23.9 million.
The $73.6 million use of cash in the first three months ended of fiscal 2020 is primarily due to capital expenditures of $71.9 million.
Net cash used in financing activities
Net cash used in financing activities was $8.4 million in the first three months ended of fiscal 2021 as compared to a use of cash of $377.4 million in the first three months ended of fiscal 2020, resulting in a net decrease in use of cash for financing activities of $369.0 million.
The $8.4 million of cash used in the first three months ended of fiscal 2021 was primarily due to taxes paid to net settle share-based awards of $8.2 million.

The $377.4 million use of cash in the first three months ended of fiscal 2020 was primarily due to repurchases of common stock of $267.0 million and dividend payments of $96.8 million.
Working Capital and Capital Expenditures
As of September 26, 2020, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,513.9	$—	$1,513.9
Short-term investments(1)	8.5	—	8.5
Revolving Credit Facility(2)	900.0	700.0	200.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$4,022.4	$2,300.0	$1,722.4

(1)    As of September 26, 2020, approximately 39% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of September 26, 2020, $700.0 million of borrowings were outstanding under the Revolving Credit Facility. Refer to Note 12, "Debt," for further information on our existing debt instruments and Note 18, "Subsequent Events" for further information on the repayment of outstanding borrowings under the Revolving Credit Facility.
(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior

Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of September 26, 2020, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of September 26, 2020, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2021 capital expenditures to be approximately $150 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended September 26, 2020 are not necessarily indicative of that expected for the full fiscal 2021. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements in our fiscal 2020 10-K. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 10-K. As of September 26, 2020, there have been no material changes to any of the critical accounting policies.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of September 26, 2020 and June 27, 2020, forward currency contracts designated as cash flow hedges with a notional amount of $196.1 million and $586.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of September 26, 2020.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of September 26, 2020 and June 27, 2020 the total notional values of outstanding forward foreign currency contracts related to these loans were $278.5 million and $76.9 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at September 26, 2020 and June 27, 2020 was $2.4 million and $2.9 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at September 26, 2020 and June 27, 2020 was $4.3 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated October 24, 2019 as amended on May 19, 2020, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At September 26, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $624 million, $404 million and $588 million, respectively. At June 27, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $577 million, $393 million and $565 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of September 26, 2020.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Tapestry's intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company’s control, litigation involving contractual disputes and litigation with present or former employees.
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
ITEM 1A.     RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of common stock during the first quarter of fiscal 2021. As of September 26, 2020, the Company had $600 million availability remaining in the stock repurchase program. The Company may terminate or limit the share repurchase program at any time. The Company is restricted from engaging in share buybacks during the Covenant Relief Period under Amendment No.1 to its Credit Facility.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
On November 3, 2020, the Company filed a Supplement to its Proxy Statement for its 2020 Annual Meeting of Stockholders to be held on November 5, 2020 (the “Annual Meeting”) announcing that if the Company’s stockholders approve the Second Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan at the Annual Meeting, the Company’s management and the Human Resource Committee of the Board of Directors, which serves as the administrator of the Corporation’s Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan, were committing to maintain an unadjusted burn rate at or below 2% annually for its fiscal years 2022 through 2024.

ITEM 6.     EXHIBITS

10.1†
Letter Agreement, dated July 20, 2020 between the Registrant and Joanne Crevoiserat, incorporated by reference from Exhibit 10.38 to Tapestry’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.2†
Letter Agreement, dated July 20, 2020 between the Registrant and Andrea Shaw Resnick, incorporated by reference from Exhibit 10.39 to Tapestry’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.3†
Letter Agreement, dated July 20, 2020 between the Registrant and Todd Kahn, incorporated by reference from Exhibit 10.40 to Tapestry’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.4†
Second Amended and Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on September 25, 2020

10.5†*	Letter Agreement, dated October 24, 2020 between the Registrant and Joanne Crevoiserat
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*    Filed Herewith
† Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY, INC.
(Registrant)

By:	/s/ Manesh B. Dadlani
Name:	Manesh B. Dadlani
Title:	Corporate Controller
(Principal Accounting Officer)

Dated: November 4, 2020