Form 10-Q
period 2020-12-26
TAPESTRY, INC.
filed 2021-02-04
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 22, 2021, the Registrant had 277,838,123 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations, changes in economic or political conditions in the markets where we sell or source our products and increased regulation impacting our global sourcing activities; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings, (xv) the risks associated with climate change and other corporate responsibility issues; and (xvi) such other risk factors as set forth in Part II, Item 1A. "Risk Factors". The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2020	June 27, 2020
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,642.6	$1,426.3
Short-term investments	9.2	8.1
Trade accounts receivable, less allowances for credit losses of $4.1 and $15.9, respectively	331.7	193.3
Inventories	631.9	736.9
Prepaid expenses	67.8	57.5
Income tax receivable	104.6	46.0
Other current assets	89.4	85.0
Total current assets	2,877.2	2,553.1
Property and equipment, net	730.2	775.2
Operating lease right-of-use assets	1,674.9	1,757.0
Goodwill	1,317.1	1,301.1
Intangible assets	1,376.3	1,379.4
Deferred income taxes	61.1	55.9
Other assets	113.6	102.5
Total assets	$8,150.4	$7,924.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$386.3	$130.8
Accrued liabilities	559.1	410.5
Current portion of operating lease liabilities	360.4	388.8
Accrued income taxes	27.3	100.5
Current debt	200.0	711.5
Total current liabilities	1,533.1	1,742.1
Long-term debt	1,589.3	1,587.9
Long-term operating lease liabilities	1,658.9	1,799.8
Deferred income taxes	113.0	155.1
Long-term income taxes payable	135.5	144.0
Other liabilities	229.9	218.9
Total liabilities	5,259.7	5,647.8

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 277.8 million and 276.2 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,388.3	3,358.5
Retained earnings (accumulated deficit)	(450.0)	(992.7)
Accumulated other comprehensive income (loss)	(50.4)	(92.2)
Total stockholders' equity	2,890.7	2,276.4
Total liabilities and stockholders' equity	$8,150.4	$7,924.2
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,685.4	$1,816.0	$2,857.6	$3,173.9
Cost of sales	511.7	606.3	853.7	1,049.7
Gross profit	1,173.7	1,209.7	2,003.9	2,124.2
Selling, general and administrative expenses	784.3	846.6	1,412.3	1,709.5
Operating income (loss)	389.4	363.1	591.6	414.7
Interest expense, net	18.7	14.0	38.1	26.3
Other expense (income)	(3.6)	(5.9)	(6.2)	6.8
Income (loss) before provision for income taxes	374.3	355.0	559.7	381.6
Provision for income taxes	63.3	56.2	17.0	62.8
Net income (loss)	$311.0	$298.8	$542.7	$318.8
Net income (loss) per share:
Basic	$1.12	$1.08	$1.96	$1.14
Diluted	$1.11	$1.08	$1.94	$1.13
Shares used in computing net income (loss) per share:
Basic	277.5	276.0	277.1	280.8
Diluted	281.0	276.7	279.4	281.8
Cash dividends declared per common share	$—	$0.3375	$—	$0.6750

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$311.0	$298.8	$542.7	$318.8
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(1.8)	2.6	(5.3)	5.3
Foreign currency translation adjustments	27.9	8.4	47.1	(5.4)
Other	—	—	—	(1.7)
Other comprehensive income (loss), net of tax	26.1	11.0	41.8	(1.8)
Comprehensive income	$337.1	$309.8	$584.5	$317.0

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 26, 2020	December 28, 2019
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$542.7	$318.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102.4	125.0
Provision for bad debt	(1.7)	4.2
Share-based compensation	28.9	33.8
Acceleration Program charges	(0.9)	—
Organization-related and integration activities	—	15.3
Impairment charges	—	75.6
Changes to lease related balances, net	(86.1)	9.4
Deferred income taxes	(41.2)	(5.8)
Gain on sale of building	(13.2)	—
Gain on deferred purchase price	(12.5)	—
Other non-cash charges, net	8.3	2.3
Changes in operating assets and liabilities:
Trade accounts receivable	(143.2)	(78.7)
Inventories	144.3	19.5
Accounts payable	253.8	19.3
Accrued liabilities	54.4	63.3
Other liabilities	(12.9)	(12.6)
Other assets	(76.8)	(27.7)
Net cash provided by (used in) operating activities	746.3	561.7
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of building	23.9	—
Purchases of investments	(0.2)	(157.0)
Proceeds from maturities and sales of investments	0.2	151.3
Purchases of property and equipment	(49.7)	(122.2)
Net cash used in investing activities	(25.8)	(127.9)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	—	(194.0)
Repurchase of common stock	—	(300.0)
Proceeds from share-based awards	6.2	1.7
Repayment of short-term debt	(11.5)	—
Repayment of revolving credit facility	(500.0)	—
Payment of deferred purchase price	(4.8)	—
Taxes paid to net settle share-based awards	(8.4)	(13.8)
Payments of finance lease liabilities	(0.4)	(0.4)
Net cash used in financing activities	(518.9)	(506.5)
Effect of exchange rate changes on cash and cash equivalents	14.7	0.4
Net decrease in cash and cash equivalents	216.3	(72.3)
Cash and cash equivalents at beginning of period	1,426.3	969.2
Cash and cash equivalents at end of period	$1,642.6	$896.9
Supplemental information:
Cash paid for income taxes, net	$191.8	$54.8
Cash paid for interest	$37.2	$31.7
Noncash investing activity - property and equipment obligations	$19.7	$34.2

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
The results of operations, cash flows and comprehensive income for the six months ended December 26, 2020 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2021 ("fiscal 2021").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2021 will be a 53-week period. Fiscal 2020, ended on June 27, 2020, was a 52-week period. The second quarter of fiscal 2021 ended on December 26, 2020 and the second quarter of fiscal 2020 ended on December 28, 2019, both of which were 13-week periods.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus continues to impact a significant majority of the regions in which we operate. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. The vast majority of the Company's stores re-opened for either in-store or pick-up service and have continued to operate since then, however, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Many of the Company's wholesale and licensing partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarters of fiscal 2020, and while the majority of stores have reopened, they have also been subject to temporary re-closures and tighter capacity restrictions operating in compliance with the rules of certain local governments.
The global Covid-19 pandemic is continuously evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others. As the full magnitude of the effects on the Company's business is difficult to predict at this time, the Covid-19 pandemic has and is expected to continue to have a

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2021 and beyond. There can be no assurance, however, that any such capital will be available to the Company on acceptable terms or at all. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory. In addition, the negative impacts of the Covid-19 pandemic could result in the establishment of additional valuation allowances in certain jurisdictions.
In response to the Covid-19 pandemic, the Company took actions to reinforce its liquidity and financial flexibility. Specific actions included: suspending its quarterly dividend and all share repurchases, actively reducing non-essential SG&A expense, reducing its corporate and retail workforce, temporarily reducing corporate compensation, tightly managing inventory and reducing capital expenditures. During the second quarter of fiscal 2021, compensation resumed normal levels.
Furthermore, in fiscal 2020, the Company borrowed $700 million under its $900 million definitive credit agreement, as entered into on October 24, 2019 ("Revolving Credit Facility") as a precautionary measure. Of the $700 million borrowed, $500 million was repaid during the second quarter of fiscal 2021 and the remaining $200 million was repaid on January 25, 2021.
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
Cash Paid for Interest
Cash paid for interest includes payments related to the Company's debt instruments, as described in Note 12, "Debt", and is disclosed as supplemental information on the Condensed Consolidated Statement of Cash Flows. The amount previously reported as cash paid for interest in the second quarter of fiscal 2020 has been corrected in the current year disclosure.

TAPESTRY, INC.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended December 26, 2020.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended December 26, 2020
Coach	$742.6	$242.6	$188.0	$52.1	$1,225.3
Kate Spade	303.7	13.4	35.6	22.9	375.6
Stuart Weitzman	41.9	35.6	0.3	6.7	84.5
Total	$1,088.2	$291.6	$223.9	$81.7	$1,685.4

Three Months Ended December 28, 2019
Coach	$780.0	$188.1	$229.4	$72.4	$1,269.9
Kate Spade	348.5	13.6	41.9	26.4	430.4
Stuart Weitzman	62.3	32.7	6.5	14.2	115.7
Total	$1,190.8	$234.4	$277.8	$113.0	$1,816.0

Six Months Ended December 26, 2020
Coach	$1,209.3	$438.8	$350.3	$102.3	$2,100.7
Kate Spade	476.0	27.2	70.0	42.8	616.0
Stuart Weitzman	68.2	53.3	2.8	16.6	140.9
Total	$1,753.5	$519.3	$423.1	$161.7	$2,857.6

Six Months Ended December 28, 2019
Coach	$1,323.7	$347.3	$428.2	$136.6	$2,235.8
Kate Spade	580.4	25.9	84.1	45.5	735.9
Stuart Weitzman	109.0	52.1	11.9	29.2	202.2
Total	$2,013.1	$425.3	$524.2	$211.3	$3,173.9

(1)    Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of December 26, 2020 and June 27, 2020 was $32.0 million and $28.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended December 26, 2020, net sales of $7.6 million were recognized from amounts recorded as deferred revenue as of June 27, 2020. For the six months ended December 28, 2019, net sales of $8.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2019.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. INTEGRATION
The Company did not incur integration costs during the three and six months ended December 26, 2020.
During the three and six months ended December 28, 2019, the Company incurred integration costs of $3.9 million and $8.2 million, respectively. The charges recorded in Cost of sales for the three and six months ended December 28, 2019 were $1.5 million and $5.6 million, respectively. Of the amount recorded to Cost of sales, $1.5 million and $4.3 million was recorded in the Stuart Weitzman segment, $0.0 million and $1.2 million was recorded in the Kate Spade segment and $0.0 million and $0.1 million was recorded in the Coach segment, respectively. The charges recorded to SG&A expenses for the three and six months ended December 28, 2019 were $2.4 million and $2.6 million, respectively. Of the amount recorded to SG&A expenses, $1.8 million and $4.0 million was recorded within Corporate, $0.3 million and a reduction of expense of $2.1 million was recorded in the Stuart Weitzman segment, $0.7 million and $0.8 million was recorded in the Kate Spade segment and a reduction of expense of $0.4 million and $0.1 million was recorded in the Coach segment, respectively. Of the total costs of $3.9 million, $1.1 million were non-cash charges related to inventory-related charges, organization-related costs and purchase accounting adjustments. Of the total costs of $8.2 million, $3.9 million were non-cash charges related to inventory-related charges, organization-related costs and purchase accounting adjustments.
A summary of the integration charges for the three and six months ended December 28, 2019 is as follows:

	Three Months Ended	Six Months Ended
	December 28, 2019	December 28, 2019
	(millions)
Purchase accounting adjustments(1)	$0.2	$0.8
Inventory-related charges(2)	1.3	4.9
Other(3)	2.4	2.5
Total	$3.9	$8.2

(1)    Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.
(2)    Inventory-related charges primarily relate to inventory reserves.
(3)    Other primarily relates to share-based compensation, severance charges, professional fees and asset write-offs.
6. RESTRUCTURING ACTIVITIES
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Under the Acceleration Program, the Company expects to incur total pre-tax charges of approximately $185 - $200 million. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022.
Under the Acceleration Program, the Company incurred charges of $21.7 million and $48.3 million during the three and six months ended December 26, 2020, respectively, all of which was recorded within SG&A expenses. Of the $21.7 million and $48.3 million recorded within SG&A expenses, $15.8 million and $33.1 million was recorded within Corporate, $5.8 million and $16.5 million was recorded within the Coach segment, $2.4 million and $3.4 million was recorded within the Kate Spade segment and a reduction of expense of $2.3 million and $4.7 million was recorded within the Stuart Weitzman segment, respectively. A summary of charges and related liabilities under the Acceleration Program is as follows:

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	$15.5	$2.0	$30.8	$48.3
Cash payments	(34.8)	(6.2)	(18.3)	(59.3)
Non-cash charges	—	4.1	(3.2)	0.9
Liability balance as of December 26, 2020	$5.6	$0.4	$12.2	$18.2

(1)    Organization-related charges, recorded within SG&A expenses, primarily relates to severance and other related costs.
(2)    Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities, establishing inventory reserves, accelerated depreciation and severance.
(3)    Other charges, recorded within SG&A, primarily relates to professional fees incurred related to the Acceleration Program.
The Company expects to incur approximately $50 - $65 million in additional charges under the Acceleration Program, of which the majority is estimated to be cash and primarily to be incurred during the remainder of fiscal 2021.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at June 27, 2020	$661.7	$639.4	$—	$1,301.1
Foreign exchange impact	12.5	3.5	—	16.0
Balance at December 26, 2020	$674.2	$642.9	$—	$1,317.1

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of December 26, 2020 and June 27, 2020.
Intangible Assets
Intangible assets consist of the following:

	December 26, 2020			June 27, 2020
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(34.0)	$66.5	$100.6	$(31.0)	$69.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.3	$(34.0)	$1,376.3	$1,410.4	$(31.0)	$1,379.4
As of December 26, 2020, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2021	$3.2
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027 and thereafter	30.8
Total	$66.5
The expected amortization expense above reflects remaining useful lives ranging from approximately 9.3 to 11.5 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income (loss)	—	—	—	20.0	—	20.0
Other comprehensive income (loss)	—	—	—	—	(12.8)	(12.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	(14.5)	—	—	(14.5)
Share-based compensation	—	—	26.8	—	—	26.8
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($0.3375 per share)	—	—	—	(97.1)	—	(97.1)
Cumulative adjustment from adoption of new accounting standard	—	—	—	(48.9)	—	(48.9)
Balance at September 28, 2019	275.9	$2.8	$3,314.4	$(134.3)	$(96.0)	$3,086.9
Net income (loss)	—	—	—	298.8	—	298.8
Other comprehensive income (loss)	—	—	—	—	11.0	11.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	2.1	—	—	2.1
Share-based compensation	—	—	16.8	—	—	16.8
Dividends declared ($0.3375 per share)	—	—	—	(93.2)	—	(93.2)
Balance at December 28, 2019	276.0	$2.8	$3,333.3	$71.3	$(85.0)	$3,322.4

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	231.7	—	231.7
Other comprehensive income (loss)	—	—	—	—	15.7	15.7
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.2	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	14.6	—	—	14.6
Balance at September 26, 2020	277.4	$2.8	$3,364.8	$(761.0)	$(76.5)	$2,530.1
Net income (loss)	—	—	—	311.0	—	311.0
Other comprehensive income (loss)	—	—	—	—	26.1	26.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.4	—	6.1	—	—	6.1
Share-based compensation	—	—	17.4	—	—	17.4
Balance at December 26, 2020	277.8	$2.8	$3,388.3	$(450.0)	$(50.4)	$2,890.7

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other(2)	Total
	(millions)
Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	3.7	—	(5.4)	—	(1.7)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.6)	—	—	1.7	0.1
Net current-period other comprehensive income (loss)	5.3	—	(5.4)	(1.7)	(1.8)
Balances at December 28, 2019	$0.8	$(0.5)	$(85.3)	$—	$(85.0)

Balances at June 27, 2020	$1.1	$—	$(93.3)	$—	$(92.2)
Other comprehensive income (loss) before reclassifications	(6.1)	—	47.1	—	41.0
Less: amounts reclassified from accumulated other comprehensive income to earnings	(0.8)	—	—	—	(0.8)
Net current-period other comprehensive income (loss)	(5.3)	—	47.1	—	41.8
Balances at December 26, 2020	$(4.2)	$—	$(46.2)	$—	$(50.4)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of less than $0.1 million and $0.4 million as of December 26, 2020 and December 28, 2019, respectively. The amounts reclassified from AOCI are net of tax of less than $0.1 million and $0.5 million as of December 26, 2020 and December 28, 2019, respectively.
(2)    Other represents the accumulated loss on the Company's minimum pension liability adjustment. There was no remaining balance at December 26, 2020 and December 28, 2019.
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
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of December 26, 2020 and June 27, 2020:

	December 26, 2020	June 27, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,674.9	$1,757.0	Operating lease right-of-use assets
Finance leases	2.9	3.3	Property and equipment, net
Total lease assets	$1,677.8	$1,760.3
Liabilities:
Operating leases:
Current lease liabilities	$360.4	$388.8	Current lease liabilities
Long-term lease liabilities	1,658.9	1,799.8	Long-term lease liabilities
Total operating lease liabilities	$2,019.3	$2,188.6
Finance leases:
Current lease liabilities	$0.9	$0.9	Accrued liabilities
Long-term lease liabilities	4.0	4.4	Other liabilities
Total finance lease liabilities	$4.9	$5.3

Total lease liabilities	$2,024.2	$2,193.9
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three and six months December 26, 2020 and December 28, 2019:

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.2	$0.4	$0.4
Interest on lease liabilities(1)	0.2	0.1	0.3	0.3
Total finance lease cost	0.4	0.3	0.7	0.7
Operating lease cost	89.1	105.5	175.9	217.3
Short-term lease cost	7.0	1.9	13.1	3.6
Variable lease cost(2)	16.4	61.1	57.3	112.1
Operating lease right-of-use impairment	2.1	—	2.1	35.8
Less: sublease income	(5.0)	(5.3)	(9.2)	(10.7)
Total net lease cost	$110.0	$163.5	$239.9	$358.8

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.
The following table summarizes certain cash flow information related to the Company's leases for the six months December 26, 2020 and December 28, 2019:

	Six Months Ended
	December 26, 2020	December 28, 2019
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$269.0	$206.6
Operating cash flows from finance leases	0.3	0.3
Financing cash flows from finance leases	0.4	0.4
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	39.8	86.1
Right-of-use assets obtained in exchange for finance lease liabilities	—	—
Additionally, the Company did not have future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of December 26, 2020.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(millions, except per share data)
Net income (loss)	$311.0	$298.8	$542.7	$318.8

Weighted-average basic shares	277.5	276.0	277.1	280.8
Dilutive securities:
Effect of dilutive securities	3.5	0.7	2.3	1.0
Weighted-average diluted shares	281.0	276.7	279.4	281.8

Net income per share:
Basic	$1.12	$1.08	$1.96	$1.14
Diluted	$1.11	$1.08	$1.94	$1.13
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 26, 2020 and December 28, 2019, there were 11.5 million and 13.1 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(millions)
Share-based compensation expense(1)	$17.4	$16.8	$32.0	$43.6
Income tax benefit related to share-based compensation expense	3.2	3.5	5.8	8.9

(1)    During the three and six months ended December 26, 2020, the Company incurred $2.5 million and $3.1 million of share-based compensation expense related to its Acceleration Program. During the three and six months ended December 28, 2019, the Company incurred $0.1 million and $9.8 million of share-based compensation expense related to its organization-related and integration activities, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Stock Options
A summary of stock option activity during the six months ended December 26, 2020 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 27, 2020	15.0
Granted	1.5
Exercised	(0.2)
Forfeited or expired	(1.2)
Outstanding at December 26, 2020	15.1
The weighted-average grant-date fair value of options granted during the six months ended December 26, 2020 and December 28, 2019 was $7.03 and $3.83, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	December 26, 2020	December 28, 2019
Expected term (years)	5.1	5.1
Expected volatility	48.8%	37.6%
Risk-free interest rate	0.3%	1.5%
Dividend yield	—%	6.4%
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended December 26, 2020 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 27, 2020	4.9
Granted	4.7
Vested	(1.5)
Forfeited	(0.3)
Non-vested at December 26, 2020	7.8
The weighted-average grant-date fair value of share awards granted during the six months ended December 26, 2020 and December 28, 2019 was $15.92 and $21.45, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended December 26, 2020 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 27, 2020	0.8
Granted	0.9
Change due to performance condition achievement	—
Vested	(0.2)
Forfeited	—
Non-vested at December 26, 2020	1.5

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended December 26, 2020 and December 28, 2019 was $16.62 and $21.65, respectively.
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	December 26, 2020	June 27, 2020
	(millions)
Current debt:
Revolving Credit Facility	$200.0	$700.0
Note Payable	—	11.5
Total current debt	$200.0	$711.5

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Total long-term debt	1,600.0	1,600.0
Less: Unamortized discount and debt issuance costs on Senior Notes	(10.7)	(12.1)
Total long-term debt, net	$1,589.3	$1,587.9
During the three and six months ended December 26, 2020, the Company recognized interest expense related to its debt of $19.2 million and $39.3 million, respectively. During the three-month and six-month periods ended December 28, 2019, the Company recognized interest expense related to its debt of $16.7 million and $33.5 million, respectively.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1% or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of December 26, 2020, $200.0 million of borrowings were outstanding under the Revolving Credit Facility. Refer to Note 18, "Subsequent Events" for further information on the repayment of outstanding borrowings under the Revolving Credit Facility.
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
At December 26, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $644.8 million, $412.1 million, and $647.0 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At June 27, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $576.6 million, $393.4 million and $565.0 million, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures in China, the Company had an outstanding Note Payable of $11.5 million as of June 27, 2020, to the other partner of the Kate Spade Joint Ventures. The Note Payable was fully repaid during the three months ended December 26, 2020.
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at December 26, 2020 and June 27, 2020:

	Level 1		Level 2
	December 26, 2020	June 27, 2020	December 26, 2020	June 27, 2020
	(millions)
Assets:
Cash equivalents(1)	$621.4	$569.4	$0.1	$0.3
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Other	—	—	8.5	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	1.7	2.8
Intercompany loan and payable hedges(3)	—	—	0.1	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	5.0	1.3
Intercompany loan and payable hedges(3)	—	—	0.6	0.4

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
There were no impairment charges recorded during the three and six months ended December 26, 2020. Additionally, there were no impairment charges recorded during the three months ended December 28, 2019. During the six months ended December 28, 2019, the Company recorded $39.8 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their fair values of $10.1 million. Also during the six months ended December 28, 2019, the Company recorded $35.8 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their fair values of $119.3 million.
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
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of December 26, 2020 and June 27, 2020:

	December 26, 2020			June 27, 2020
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Other:
Time deposits(1)	$0.7	$—	$0.7	$0.7	$—	$0.7
Other	8.5	0.1	8.6	7.4	0.1	7.5
Total Investments	$9.2	$0.1	$9.3	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
15. INCOME TAXES
The Company's effective tax rate for the three months ended December 26, 2020 was 16.9%, as compared to 15.8% for the three months ended December 28, 2019. This increase in our effective tax rate was primarily attributable to the geographic mix of earnings. The Company's effective tax rate for the six months ended December 26, 2020 was 3.0%, as compared to 16.5% for the six months ended December 28, 2019. This decrease in the effective tax rate primarily resulted from the net operating loss ("NOL") carryback claim recognized under the Coronavirus Aid, Relief and Economic Security ("CARES") Act during the six months ended December 26, 2020. On March 27, 2020, H.R. 748, known as the CARES Act, was enacted. The provisions of the Act most applicable to the Company are the modification to allow for a five-year carryback of net operating losses and the technical amendment allowing businesses to claim an immediate deduction for costs associated with qualified improvement property. This reflects the Company's provisional estimate and is subject to adjustment as estimation approaches are refined.
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $46.7 million and $33.3 million outstanding at December 26, 2020 and June 27, 2020, respectively. The agreements, which expire at various dates through calendar 2025, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of December 26, 2020 related to debt repayments. Refer to Note 12, "Debt," for further information.
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
The Company believes that the outcome of all such pending routine legal proceedings in the aggregate will not have a material effect on the Company's business or condensed consolidated financial statements.
In addition to such routine legal proceedings, the Company is currently addressing a putative class action complaint filed in the Delaware Court of Chancery on May 7, 2020, naming the former chief executive officer and director of Kate Spade & Company and the other former directors of Kate Spade & Company, which the Company acquired on July 11, 2017 (the “Acquisition”), as defendants, and captioned Butler v. Leavitt, et al., C.A. No. 2020-0343-JTL. The complaint asserts claims on behalf of former Kate Spade & Company shareholders alleging breaches of fiduciary duty in connection with the Acquisition, including with respect to the defendants’ decision to pursue the Acquisition and Kate Spade & Company’s disclosures to stockholders in connection with the Acquisition. Under the terms of the agreement pursuant to which the Company acquired Kate Spade & Company, the Company is required to indemnify the defendants under this claim. The Company vigorously disputes the allegations of the complaint, believes it has strong defenses against the claims and has filed a motion to dismiss the complaint with prejudice. The ultimate outcome of this matter, including the amount or range of possible loss, cannot be predicted or reasonably estimated at this time.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment performance for the three and six months ended December 26, 2020 and December 28, 2019:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended December 26, 2020
Net sales	$1,225.3	$375.6	$84.5	$—	$1,685.4
Gross profit	888.1	233.1	52.5	—	1,173.7
Operating income (loss)	412.0	58.8	11.9	(93.3)	389.4
Income (loss) before provision for income taxes	412.0	58.8	11.9	(108.4)	374.3
Depreciation and amortization expense(2)	23.5	11.3	3.0	13.7	51.5
Additions to long-lived assets(3)	8.8	4.0	0.8	10.1	23.7

Three Months Ended December 28, 2019
Net sales	$1,269.9	$430.4	$115.7	$—	$1,816.0
Gross profit	877.3	262.4	70.0	—	1,209.7
Operating income (loss)	382.8	67.9	9.6	(97.2)	363.1
Income (loss) before provision for income taxes	382.8	67.9	9.6	(105.3)	355.0
Depreciation and amortization expense(2)	29.0	14.7	4.2	13.0	60.9
Additions to long-lived assets(3)	20.1	18.3	5.1	6.8	50.3

Six Months Ended December 26, 2020
Net sales	$2,100.7	$616.0	$140.9	$—	$2,857.6
Gross profit	1,533.0	387.2	83.7	—	2,003.9
Operating income (loss)	682.0	82.0	11.9	(184.3)	591.6
Income (loss) before provision for income taxes	682.0	82.0	11.9	(216.2)	559.7
Depreciation and amortization expense(2)	48.3	21.7	5.4	27.3	102.7
Additions to long-lived assets(3)	19.7	8.6	1.3	20.1	49.7

Six Months Ended December 28, 2019
Net sales	$2,235.8	$735.9	$202.2	$—	$3,173.9
Gross profit	1,554.9	453.9	115.4	—	2,124.2
Operating income (loss)	582.3	60.7	(9.7)	(218.6)	414.7
Income (loss) before provision for income taxes	582.3	60.7	(9.7)	(251.7)	381.6
Depreciation and amortization expense(2)	79.1	42.0	17.7	26.2	165.0
Additions to long-lived assets(3)	44.7	35.3	10.3	31.9	122.2

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.
(2)    Depreciation and amortization expense includes $0.3 million of Acceleration Program costs for the three and six months ended December 26, 2020 and $0.1 million and $0.2 million of integration costs recorded within the Kate Spade segment for the three and six months ended December 28, 2019, respectively. Depreciation and amortization expense includes impairment charges of $19.5 million for Coach, $12.0 million for Kate Spade and $8.3 million for Stuart Weitzman for the six months ended December 28, 2019. Refer to Note 13, "Fair Value Measurements," for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

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
18. SUBSEQUENT EVENTS
On January 25, 2021, the Company repaid the remaining $200 million of outstanding borrowings under the Revolving Credit Facility. Refer to Note 12, "Debt" for further information about the Company's outstanding debt.

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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer
In the second fiscal quarter, the Company made meaningful progress against its previously announced Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited over 1.5 million new customers in North America across brands through our e-commerce channels, a meaningful increase versus prior year, as we continue to meet consumers where they choose to shop and utilize marketing capabilities to drive engagement and enhance the customer’s digital journey;
•Leveraged Tapestry’s scale and agility to deliver triple-digit digital growth by expanding our network through added fulfillment capacity and the diversification of parcel carrier partnerships, swiftly adapting to the current environment and navigating market constraints to support increased customer demand;
•Drove significant growth in China through compelling product assortments, enhanced marketing and expanded reach across direct channels and third party online distribution;
•Deployed new data and analytics tools to drive strategic, data-driven decision making to optimize marketing messaging, assortment planning and promotional levels, supporting higher AUR and conversion rates;

•Continued to enhance flexibility of operating model, with a streamlined organizational structure and empowered teams, while optimizing our global fleet with 18 net closures in the fiscal first half representing a net decrease of 84 stores from the prior year; Remain on track to achieve gross run-rate savings of $300 million, including gross savings of $200 million in fiscal 2021.
Recent Developments
Covid-19 Pandemic
The Covid-19 virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Consequently, the spread of Covid-19 has caused significant global business disruptions. As a result of the widespread impact of Covid-19, Tapestry had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19. The vast majority of the Company's stores re-opened for either in-store or pick-up service and they have continued to operate since then, however, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Many of the Company's wholesale and licensing partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarters of fiscal 2020, and while the majority of stores have reopened, they have also been subject to temporary re-closures and tighter capacity restrictions operating in compliance with the rules of certain local governments. However, there is still uncertainty around the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to make adjustments to our operating plan. Refer to Part II, Item 1A. "Risk Factors" herein for further information.
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
•Reduced capital expenditures for the second half of fiscal 2020 and continuing into fiscal 2021 through optimization of our fleet and prioritizing investment in digital.
•Continue to drive SG&A savings, including actions taken under the Acceleration Program, through the reduction of corporate and retail workforce, right-sizing of marketing expenses, reduction of fixed costs such as rent as well as procurement savings, including reducing external third party services.
•Did not pay out bonuses under the Annual Incentive Plan for fiscal year 2020, eliminated merit salary increases for all employees and temporarily reduced compensation for the Board of Directors and corporate employees above a certain salary threshold. During the second quarter of fiscal 2021, compensation resumed normal levels.
•Tightly managed inventories by reflowing product introductions and cancelling inventory receipts as well as planned reduction of stock keeping units ("SKUs").
•Drew down $700 million from its $900 million Revolving Credit Facility to add to cash balances, of which $500 million was repaid during the second quarter of fiscal 2021 and the remaining $200 million was repaid on January 25, 2021.
•Suspended its quarterly cash dividend and share repurchase program beginning in the fourth quarter of fiscal 2020.
The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Additionally, on December 27, 2020, the Covid-19 stimulus package was signed into law, which contained enhancements to certain tax credits enacted under the CARES Act. These laws require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions.

Since March 2020, the governments of numerous countries in which we operate have issued relief packages in response to Covid-19. These packages include, amongst other things, extended filing deadlines, wage subsidies, social security relief, rent relief and deferred tax payments. The Company is seeking relief under these provisions where eligible. As noted above in relation to the U.S. legislation, the Company does have to make certain judgements in interpretation of the law and/or await guidance from the local authorities.
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under the Acceleration Program and expects to incur certain costs reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020, Company expects to incur total pre-tax charges of approximately $185 - $200 million related to the Acceleration Program with most of the remaining charges expected in fiscal 2021. Refer to Note 6, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information. The Company estimates that it will realize approximately $300 million in gross run rate expense savings from these initiatives, including $200 million projected for fiscal 2021.
Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
As previously noted, Covid-19 was officially declared a global pandemic by the World Health Organization in March 2020. The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. The virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in full and partial store closures globally, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores reopened for either in-store or curb-side service and have continued to operate since then, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation, and other stores may be required to close again for an extended period of time due to the possibility of a resurgence of increased infections. Covid-19 may also cause disruptions in the Company’s supply chain, resulting in facility closures, labor instability, potential inability to source raw materials and disrupted operating procedures in attempts to curb the spread of Covid-19 within our third-party manufacturers, distribution centers, and other vendors. The Company’s e-commerce sites continue to operate, subject to the local guidance related to Covid-19 surrounding our distribution centers. In addition, the Company has started to experience delays as a result of port congestion for imported products, which may result in longer lead times or increased inbound freight costs. Furthermore, the Kate Spade brand has inventory on the Maersk Essen and One Apus cargo ships, which have experienced weather related incidents resulting in delays of expected inventory receipts, as well as possible loss or damage to the product. The Company is working to mitigate the impact of these incidents through various actions. If these mitigation efforts are not successful, there is a risk that these incidents could adversely impact the brand’s sales in the second half of fiscal 2021.
The new U.S. presidential administration may enact additional stimulus legislation or support public health policies, including the widespread distribution of vaccines, which may mitigate the impact of the pandemic. Furthermore, the new U.S. presidential administration has announced certain tax plans that, if passed as currently communicated, could have an adverse impact on our tax rate and financial results.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that the outbreak of the Covid-19 pandemic has negatively shocked the global economy and may have a sustained negative impact on the global economic growth as compared to pre-pandemic estimates. Initial signs of recovery have been prevalent, however, these organizations expect recovery to continue on a slow or gradual pace with the possibility of slight setbacks after a period of temporary economic rebound. Economic activity continues to be marked by uncertainty as the factors surrounding the ability to control the spread of or treat Covid-19 remain considerable. Consumer behavior is largely impacted by governments’ ability to enforce policies to prevent the resurgence of the virus and make strategic investments that aid economic recovery. While uncertainty continues to surround future economic growth, multilateral cooperation and support from local policymakers is pivotal in shaping the economic outlook.
Furthermore, currency volatility, political instability and potential changes to trade agreements or duty rates may contribute to a worsening of the macroeconomic environment or adversely impact our business. Continued increases in trade tensions could impact the Company's ability to grow its business, particularly with the Chinese consumer globally. Since fiscal 2019, the

U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country. There continues to be a possibility of increases in tariffs on goods imported into the U.S. from China and Vietnam, or other countries.
Additional macroeconomic impacts include but are not limited to the United Kingdom ("U.K.") voting to leave the European Union ("E.U."), commonly known as "Brexit." The U.K. officially terminated its membership of the E.U. on January 31, 2020 under the terms of a withdrawal agreement concluded between the U.K. and E.U. and concluded the transition phase on December 31, 2020. On December 24, 2020, the U.K. and E.U. announced an agreement on their future relationship. This includes, but is not limited to, the free movement of U.K. and E.U. originating products. However, products originating outside the U.K. and E.U. going to and coming from the E.U. will be subject to tariffs beginning on January 1, 2021. The Company does not expect Brexit to materially impact our business.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein.

SECOND QUARTER FISCAL 2021 COMPARED TO SECOND QUARTER FISCAL 2020
The following table summarizes results of operations for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,685.4	100.0%	$1,816.0	100.0%	$(130.6)	(7.2)%
Gross profit	1,173.7	69.6	1,209.7	66.6	(36.0)	(3.0)
SG&A expenses	784.3	46.5	846.6	46.6	(62.3)	(7.4)
Operating income (loss)	389.4	23.1	363.1	20.0	26.3	7.3
Interest expense, net	18.7	1.1	14.0	0.8	4.7	33.1
Other expense (income)	(3.6)	(0.2)	(5.9)	(0.3)	2.3	38.6
Provision for income taxes	63.3	3.8	56.2	3.1	7.1	12.6
Net income (loss)	311.0	18.5	298.8	16.5	12.2	4.1
Net income (loss) per share:
Basic	$1.12		$1.08		$0.04	3.5
Diluted	$1.11		$1.08		$0.03	2.5

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2021 and fiscal 2020 reflect the costs attributable to the CARES Act Tax Impact, the Acceleration Program, ERP system implementation efforts and Organization-related and Integration costs, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Second Quarter Fiscal 2021 Items

	Three Months Ended December 26, 2020
		Item Affecting Comparability
	GAAP Basis (As Reported)	CARES Act Tax Impact	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	888.1	—	—	888.1
Kate Spade	233.1	—	—	233.1
Stuart Weitzman	52.5	—	—	52.5
Gross profit(1)	$1,173.7	$—	$—	$1,173.7

Coach	476.1	—	5.8	470.3
Kate Spade	174.3	—	2.4	171.9
Stuart Weitzman	40.6	—	(2.3)	42.9
Corporate	93.3	—	15.8	77.5
SG&A expenses	$784.3	$—	$21.7	$762.6

Coach	412.0	—	(5.8)	417.8
Kate Spade	58.8	—	(2.4)	61.2
Stuart Weitzman	11.9	—	2.3	9.6
Corporate	(93.3)	—	(15.8)	(77.5)
Operating income (loss)	$389.4	$—	$(21.7)	$411.1

Provision for income taxes	63.3	(3.3)	(6.4)	73.0
Net income (loss)	$311.0	$3.3	$(15.3)	$323.0
Net income (loss) per diluted common share	$1.11	$0.01	$(0.05)	$1.15

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the second quarter of fiscal 2021 the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount relates to the income tax benefits under the CARES Act, most notably the Net Operating Loss ("NOL") carryback claim. This reflects the adjustment to the Company's provisional estimate. Refer to Note 15, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" and Note 6, "Restructuring Activities," herein for further information.
These actions taken together increased the Company's SG&A expenses by $21.7 million and reduced Provision for income taxes by $9.7 million, negatively impacting Net income by $12.0 million or $0.04 per diluted share.

Second Quarter Fiscal 2020 Items

	Three Months Ended December 28, 2019
		Items Affecting Comparability
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	877.3	—	—	877.3
Kate Spade	262.4	—	—	262.4
Stuart Weitzman	70.0	—	(1.5)	71.5
Gross profit(1)	$1,209.7	$—	$(1.5)	$1,211.2

Coach	494.5	—	(0.4)	494.9
Kate Spade	194.5	—	0.7	193.8
Stuart Weitzman	60.4	—	0.3	60.1
Corporate	97.2	6.3	1.8	89.1
SG&A expenses	$846.6	$6.3	$2.4	$837.9

Coach	382.8	—	0.4	382.4
Kate Spade	67.9	—	(0.7)	68.6
Stuart Weitzman	9.6	—	(1.8)	11.4
Corporate	(97.2)	(6.3)	(1.8)	(89.1)
Operating income (loss)	$363.1	$(6.3)	$(3.9)	$373.3

Provision for income taxes	56.2	(1.5)	(4.0)	61.7
Net income (loss)	$298.8	$(4.8)	$0.1	$303.5
Net income (loss) per diluted common share	$1.08	$(0.02)	$—	$1.10

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the second quarter of fiscal 2020, the Company incurred the following:
•ERP Implementation - Total charges represent technology implementation costs.
•Organization-related and Integration costs - Total charges represent integration costs related to inventory and professional fees. Refer to Note 5, "Integration," for more information regarding integration costs.
    These actions taken together increased the Company's SG&A expenses by $8.7 million, Cost of sales by $1.5 million and reduced Provision for income taxes by $5.5 million, negatively impacting Net income by $4.7 million or $0.02 per diluted share.
Tapestry, Inc. Summary – Second Quarter of Fiscal 2021
Currency Fluctuation Effects
The change in net sales and gross margin for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales

	Three Months Ended		Variance
	December 26, 2020	December 28, 2019	Amount	%	Constant Currency Change
	(millions)
Coach	$1,225.3	$1,269.9	$(44.6)	(3.5)%	(5.0)%
Kate Spade	375.6	430.4	(54.8)	(12.7)	(13.2)
Stuart Weitzman	84.5	115.7	(31.2)	(26.9)	(28.4)
Total Tapestry	$1,685.4	$1,816.0	$(130.6)	(7.2)	(8.4)
Net sales in the second quarter of fiscal 2021 decreased 7.2% or $130.6 million to $1.69 billion. Excluding the effects of foreign currency, net sales decreased by 8.4% or $153.0 million.
•Coach Net Sales decreased 3.5% or $44.6 million to $1.23 billion in the second quarter of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 5.0% or $63.4 million. This decrease in net sales is primarily attributed to a decline of $62.1 million in net global retail sales driven by lower sales in stores in North America, Other Asia, including Japan, and Europe due to the impact of Covid-19, which was partially offset by an increase in global e-commerce sales and store sales in mainland China.
•Kate Spade Net Sales decreased 12.7% or $54.8 million to $375.6 million in the second quarter of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 13.2% or $56.8 million. This decrease is primarily due to a decline of $33.2 million in net global retail sales driven by lower sales in stores, primarily in North America, due to the impact of the Covid-19, partially offset by an increase in global e-commerce sales. Wholesale sales also declined $21.7 million due to a strategic pullback in disposition and lower demand as a result of Covid-19.
•Stuart Weitzman Net Sales decreased 26.9% or $31.2 million to $84.5 million in the second quarter of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 28.4% or $32.8 million. This decrease was primarily due to a net decline of $24.8 million in the retail business, which is attributed to store closures related to fleet optimization under the Acceleration Program, as well as a decline in demand as a result of Covid-19. Additionally, wholesale sales decreased $8.0 million, which is primarily due to a decline in demand as a result of the Covid-19.
Gross Profit

	Three Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$888.1	72.5%	$877.3	69.1%	$10.8	1.2%
Kate Spade	233.1	62.1	262.4	61.0	(29.3)	(11.2)
Stuart Weitzman	52.5	62.2	70.0	60.5	(17.5)	(24.9)
Tapestry	$1,173.7	69.6	$1,209.7	66.6	$(36.0)	(3.0)
Gross profit decreased 3.0% or $36.0 million to $1.17 billion in the second quarter of fiscal 2021 from $1.21 billion in the second quarter of fiscal 2020. Gross margin for the second quarter of fiscal 2021 was 69.6% as compared to 66.6% in the second quarter of fiscal 2020. Excluding items affecting comparability of $1.5 million in the second quarter of fiscal 2020 as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit decreased 3.1% or $37.5 million to $1.17 billion from $1.21 billion in the second quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased 290 basis points to 69.6% compared to 66.7% in the second quarter of fiscal 2020, and on a constant currency basis, gross margin increased 280 basis points from the second quarter of fiscal 2020.
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

•Coach Gross Profit increased 1.2% or $10.8 million to $888.1 million in the second quarter of fiscal 2021 from $877.3 million in the second quarter of fiscal 2020. Gross margin increased 340 basis points to 72.5% in the second quarter of fiscal 2021 from 69.1% in the second quarter of fiscal 2020. Coach gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily due to reduced promotional activity.
•Kate Spade Gross Profit decreased 11.2% or $29.3 million to $233.1 million in the second quarter of fiscal 2021 from $262.4 million in the second quarter of fiscal 2020. Gross margin increased 110 basis points to 62.1% in the second quarter of fiscal 2021 from 61.0% in the second quarter of fiscal 2020. Kate Spade gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily due to favorable channel mix including a strategic pullback in disposition and reduced promotional activity, which was partially offset by the impact of directly operating the footwear business.
•Stuart Weitzman Gross Profit decreased 24.9% or $17.5 million to $52.5 million during the second quarter of fiscal 2021 from $70.0 million in the second quarter of fiscal 2020. Gross margin increased to 62.2% in the second quarter of fiscal 2021 from 60.5% in the second quarter of fiscal 2020. Excluding items affecting comparability of $1.5 million in the second quarter of fiscal 2020, Stuart Weitzman gross profit decreased 26.5% or $19.0 million to $52.5 million from $71.5 million in the second quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased 40 basis points to 62.2% from 61.8% in the second quarter of fiscal 2020, and on a constant currency basis gross margin decreased 140 basis points from the second quarter of fiscal 2020. This decrease in gross margin was primarily due to channel mix.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$476.1	38.9%	$494.5	38.9%	$(18.4)	(3.7)%
Kate Spade	174.3	46.4	194.5	45.2	(20.2)	(10.4)
Stuart Weitzman	40.6	48.0	60.4	52.3	(19.8)	(32.9)
Corporate	93.3	NA	97.2	NA	(3.9)	(4.0)
Tapestry	$784.3	46.5	$846.6	46.6	$(62.3)	(7.4)
SG&A expenses decreased 7.4% or $62.3 million to $784.3 million in the second quarter of fiscal 2021 as compared to $846.6 million in the second quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 46.5% during the second quarter of fiscal 2021 as compared to 46.6% during the second quarter of fiscal 2020. Excluding items affecting comparability of $21.7 million and $8.7 million in the second quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 9.0% or $75.3 million to $762.6 million from $837.9 million in the second quarter of fiscal 2020. SG&A as a percentage of sales decreased to 45.2% as compared to 46.1% during the second quarter of fiscal 2020. This decrease in SG&A expenses includes actions taken as part of the Acceleration Program as well as benefits from wage subsidies, rent concessions and a gain realized on the deferred purchase price of the Kate Spade joint venture, partially offset by an increase in accrued Annual Incentive Plan expenses.
•Coach SG&A Expenses decreased 3.7% or $18.4 million to $476.1 million in the second quarter of fiscal 2021 as compared to $494.5 million in the second quarter of fiscal 2020. SG&A expenses as a percentage of net sales remained flat at 38.9% during the second quarter of fiscal 2021. Excluding items affecting comparability of $5.8 million and $(0.4) million in the second quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 5.0% or $24.6 million to $470.3 million during the second quarter of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 38.4% in the second quarter of fiscal 2021 from 39.0% in the second quarter of fiscal 2020. This decrease in SG&A expenses is primarily due to a decline in compensation costs and occupancy costs, partially offset by an increase in e-commerce related selling costs and digital marketing spend in support of higher e-commerce sales.
•Kate Spade SG&A Expenses decreased 10.4% or $20.2 million to $174.3 million in the second quarter of fiscal 2021 as compared to $194.5 million in the second quarter of fiscal 2020. As a percentage of net sales, SG&A expenses increased to 46.4% during the second quarter of fiscal 2021 as compared to 45.2% during the second quarter of fiscal 2020. Excluding items affecting comparability of $2.4 million and $0.7 million in the second quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 11.3% or $21.9 million to $171.9 million during the second quarter of fiscal 2021; and SG&A expenses as a percentage of net sales increased to 45.8% in the second quarter of fiscal 2021 from 45.0% in the second quarter of fiscal 2020. This decrease in SG&A expenses is primarily due to a decline in compensation costs, occupancy costs and depreciation expense, partially offset by an increase in digital marketing spend in support of higher e-commerce sales.
•Stuart Weitzman SG&A Expenses decreased 32.9% or $19.8 million to $40.6 million in the second quarter of fiscal 2021 as compared to $60.4 million in the second quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 48.0% during the second quarter of fiscal 2021 as compared to 52.3% during the second quarter of fiscal 2020. Excluding items affecting comparability of $(2.3) million and $0.3 million in the second quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 28.5% or $17.2 million to $42.9 million during the second quarter of fiscal 2021 from $60.1 million during the second quarter of fiscal 2020; and SG&A expenses as a percentage of net sales decreased to 50.9% in the second quarter of fiscal 2021 from 52.0% in the second quarter of fiscal 2020. This decrease is primarily due to a decline in occupancy and compensation costs, mainly as a result of fleet optimization under the Acceleration Program, as well as reduced marketing spend.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 4.0% or $3.9 million to $93.3 million in the second quarter of fiscal 2021 as compared to $97.2 million in the second quarter of fiscal 2020. Excluding items affecting comparability of $15.8 million and $8.1 million in the second quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 13.1% or $11.6 million to $77.5 million in the second quarter of fiscal 2021 as compared to $89.1 million in the second quarter of fiscal 2020. This decrease in SG&A expenses was primarily driven by a gain realized on the deferred purchase price of the Kate Spade joint venture.
Operating Income (Loss)

	Three Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$412.0	33.6%	$382.8	30.1%	$29.2	7.6%
Kate Spade	58.8	15.7	67.9	15.8	(9.1)	(13.4)
Stuart Weitzman	11.9	14.1	9.6	8.2	2.3	25.5
Corporate	(93.3)	NA	(97.2)	NA	3.9	4.0
Tapestry	$389.4	23.1	$363.1	20.0	$26.3	7.3
Operating income increased 7.3% or $26.3 million to $389.4 million in the second quarter of fiscal 2021 as compared to $363.1 million in the second quarter of fiscal 2020. Operating margin was 23.1% in the second quarter of fiscal 2021 as compared to 20.0% in the second quarter of fiscal 2020. Excluding items affecting comparability of $21.7 million and $10.2 million in the second quarter of fiscal 2021 and fiscal 2020, respectively, operating income increased 10.1% or $37.8 million to $411.1 million in the second quarter of fiscal 2021 from $373.3 million in the second quarter of fiscal 2020; and operating margin increased to 24.4% in the second quarter of fiscal 2021 as compared to 20.6% in the second quarter of fiscal 2020.
•Coach Operating Income increased 7.6% or $29.2 million to $412.0 million in the second quarter of fiscal 2021, resulting in an operating margin of 33.6%, as compared to $382.8 million and 30.1%, respectively, in the second quarter of fiscal 2020. Excluding items affecting comparability, Coach operating income increased 9.3% or $35.4 million to $417.8 million from $382.4 million in the second quarter of fiscal 2020; and operating margin was 34.1% in the second quarter of fiscal 2021 as compared to 30.1% in the second quarter of fiscal 2020. This increase in operating income was due to lower SG&A expenses and higher gross profit.
•Kate Spade Operating Income decreased 13.4% or $9.1 million to $58.8 million in the second quarter of fiscal 2021, resulting in an operating margin of 15.7%, as compared to $67.9 million and operating margin of 15.8% in the second quarter of fiscal 2020. Excluding items affecting comparability, Kate Spade operating income decreased 10.9% or $7.4 million to $61.2 million from $68.6 million in the second quarter of fiscal 2020; and operating margin was 16.3% in the second quarter of fiscal 2021 as compared to 15.9% in the second quarter of fiscal 2020. This decrease in operating income was due lower gross profit, partially offset by lower SG&A expenses.
•Stuart Weitzman Operating Income increased 25.5% or $2.3 million to $11.9 million in the second quarter of fiscal 2021, resulting in an operating margin of 14.1%, as compared to $9.6 million and operating margin of 8.2% in the second quarter of fiscal 2020. Excluding items affecting comparability, Stuart Weitzman operating income decreased 16.3% or $1.8 million to $9.6 million from $11.4 million in the second quarter of fiscal 2020; and operating margin was 11.3% in the second quarter of fiscal 2021 as compared to 9.8% in the second quarter of fiscal 2020. This decrease in operating income was due to lower gross profit, partially offset by lower SG&A expenses.

Interest Expense, net
Interest expense, net increased 33.1% or $4.7 million to $18.7 million in the second quarter of fiscal 2021 as compared to $14.0 million in the second quarter of fiscal 2020. The increase in interest expense, net is due to the additional interest expense related to the draw down on the Revolving Credit Facility in the fourth quarter of fiscal 2020 and lower interest income.
Other Expense (Income)
Other income decreased $2.3 million to $3.6 million in the second quarter of fiscal 2021 as compared to income of $5.9 million in the second quarter of fiscal 2020. The decrease in other income is related to a decrease in foreign exchange gains.
Provision for Income Taxes
The effective tax rate was 16.9% in the second quarter of fiscal 2021 as compared to 15.8% in the second quarter of fiscal 2020. Excluding items affecting comparability, the effective tax rate was 18.5% in the second quarter of 2021 as compared to 16.9% in the second quarter of fiscal 2020. The increase in our effective tax rate was primarily attributable to the geographic mix of earnings.
Net Income (Loss)
Net income increased 4.1% or $12.2 million to $311.0 million in the second quarter of fiscal 2021 as compared to $298.8 million in the second quarter of fiscal 2020. Excluding items affecting comparability, net income increased 6.4% or $19.5 million to a net income of $323.0 million in the second quarter of fiscal 2021 as compared to a net income of $303.5 million in the second quarter of fiscal 2020. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share increased 2.5% to $1.11 in the second quarter of fiscal 2021 as compared to $1.08 in the second quarter of fiscal 2020. Excluding items affecting comparability, net income per diluted share increased 4.8% to $1.15 in the second quarter of fiscal 2021 as compared to $1.10 in the second quarter of fiscal 2020. This change was primarily due to higher net income.

FIRST SIX MONTHS FISCAL 2021 COMPARED TO FIRST SIX MONTHS FISCAL 2020
The following table summarizes results of operations for the first six months of fiscal 2021 compared to the first six months of fiscal 2020. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,857.6	100.0%	$3,173.9	100.0%	$(316.3)	(10.0)%
Gross profit	2,003.9	70.1	2,124.2	66.9	(120.3)	(5.7)
SG&A expenses	1,412.3	49.4	1,709.5	53.9	(297.2)	(17.4)
Operating income (loss)	591.6	20.7	414.7	13.1	176.9	42.7
Interest expense, net	38.1	1.3	26.3	0.8	11.8	44.7
Other expense (income)	(6.2)	(0.2)	6.8	0.2	(13.0)	NM
Provision for income taxes	17.0	0.6	62.8	2.0	(45.8)	(73.0)
Net income (loss)	542.7	19.0	318.8	10.0	223.9	70.3
Net income (loss) per share:
Basic	$1.96		$1.14		$0.82	72.5
Diluted	$1.94		$1.13		$0.81	71.7

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2021 and fiscal 2020 reflect the impact of the costs attributable to the attributable to the CARES Act Tax Impact, the Acceleration Program, ERP system implementation efforts, Organization-related and Integration costs and Impairment charges, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Six Months of Fiscal 2021 Items

	Six Months Ended December 26, 2020
		Items affecting comparability
	GAAP Basis (As Reported)	CARES Act Tax Impact	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,533.0	—	—	1,533.0
Kate Spade	387.2	—	—	387.2
Stuart Weitzman	83.7	—	—	83.7
Gross profit(1)	$2,003.9	$—	$—	$2,003.9

SG&A expenses
Coach	851.0	—	16.5	834.5
Kate Spade	305.2	—	3.4	301.8
Stuart Weitzman	71.8	—	(4.7)	76.5
Corporate	184.3	—	33.1	151.2
SG&A expenses	$1,412.3	$—	$48.3	$1,364.0

Operating income (loss)
Coach	682.0	—	(16.5)	698.5
Kate Spade	82.0	—	(3.4)	85.4
Stuart Weitzman	11.9	—	4.7	7.2
Corporate	(184.3)	—	(33.1)	(151.2)
Operating income (loss)	$591.6	$—	$(48.3)	$639.9

Provision for income taxes	17.0	(95.0)	(12.2)	124.2
Net income (loss)	$542.7	$95.0	$(36.1)	$483.8
Net income (loss) per diluted common share	$1.94	$0.34	$(0.13)	$1.73

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first six months of fiscal 2021 the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount relates to the income tax benefits under the CARES Act, most notably the Net Operating Loss ("NOL") carryback claim. Refer to Note 15, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" and Note 6, "Restructuring Activities," herein for further information.
These actions taken together decreased Provision for income taxes by $107.2 million and increased the Company's SG&A expenses by $48.3 million, positively impacting Net income by $58.9 million or $0.21 per diluted share.

First Six Months of Fiscal 2020 Items

	Six Months Ended December 28, 2019
		Items affecting comparability
	GAAP Basis (As Reported)	ERP Implementation	Organization-related & Integration costs	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,554.9	—	(0.1)	—	1,555.0
Kate Spade	453.9	—	(1.2)	—	455.1
Stuart Weitzman	115.4	—	(4.3)	—	119.7
Gross profit(1)	$2,124.2	$—	$(5.6)	$—	$2,129.8

SG&A expenses
Coach	972.6	—	(0.1)	41.5	931.2
Kate Spade	393.2	—	0.8	25.2	367.2
Stuart Weitzman	125.1	—	(2.1)	8.9	118.3
Corporate	218.6	20.8	24.5	—	173.3
SG&A expenses	$1,709.5	$20.8	$23.1	$75.6	$1,590.0

Operating income (loss)
Coach	582.3	—	—	(41.5)	623.8
Kate Spade	60.7	—	(2.0)	(25.2)	87.9
Stuart Weitzman	(9.7)	—	(2.2)	(8.9)	1.4
Corporate	(218.6)	(20.8)	(24.5)	—	(173.3)
Operating income (loss)	$414.7	$(20.8)	$(28.7)	$(75.6)	$539.8

Provision for income taxes	62.8	(5.0)	(9.4)	(12.1)	89.3
Net income (loss)	$318.8	$(15.8)	$(19.3)	$(63.5)	$417.4
Net income (loss) per diluted common share	$1.13	$(0.06)	$(0.07)	$(0.22)	$1.48

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first six months of fiscal 2020, the Company incurred charges as follows:
•ERP Implementation - Total charges primarily relate to technology implementation costs.
•Organization-related and Integration costs - Total charges represent organization-related costs as a result of the departure of the Company's former CEO in September 2019 and integration costs related to inventory, professional fees and share-based compensation. Refer to Note 5, "Integration," for more information regarding integration costs.
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
Tapestry, Inc. Summary – First Six Months of Fiscal 2021
Currency Fluctuation Effects
The change in net sales and gross margin for the first six months of fiscal 2021 compared to fiscal 2020 has been presented both including and excluding currency fluctuation effects.

Net Sales

	Six Months Ended		Variance
	December 26, 2020	December 28, 2019	Amount	%	Constant Currency Change
	(millions)
Coach	$2,100.7	$2,235.8	$(135.1)	(6.0)%	(7.0)%
Kate Spade	616.0	735.9	(119.9)	(16.3)	(16.6)
Stuart Weitzman	140.9	202.2	(61.3)	(30.3)	(31.3)
Total Tapestry	$2,857.6	$3,173.9	$(316.3)	(10.0)	(10.8)
Net sales in the first six months of fiscal 2021 decreased 10.0% or $316.3 million to $2.86 billion. Excluding the effects of foreign currency, net sales decreased by 10.8% or $341.6 million.
•Coach Net Sales decreased 6.0% or $135.1 million to $2.10 billion in the first six months of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 7.0% or $156.0 million. This decrease in net sales is primarily attributed to a net decline of $151.6 million in net global retail sales driven by lower sales in stores in North America, Other Asia, including Japan, and Europe, due to the impact of Covid-19, which was partially offset by an increase in global e-commerce sales and store sales in mainland China.
•Kate Spade Net Sales decreased 16.3% or $119.9 million to $616.0 million in the first six months of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 16.6% or $122.3 million. The decrease in net sales is driven by a decline of $67.6 million in net global retail sales driven by lower sales in stores, primarily in North America, due to the impact of the Covid-19, partially offset by an increase in global e-commerce sales. Wholesale sales also declined $53.7 million due to a strategic pullback in disposition and lower demand as a result of the Covid-19 outbreak.
•Stuart Weitzman Net Sales decreased 30.3% or $61.3 million to $140.9 million in the first six months of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 31.3% or $63.3 million. This decrease was primarily due to a net decline of $39.1 million in the retail business, which is attributed to store closures related to fleet optimization under the Acceleration Program, as well as a decline in demand as a result of Covid-19. Additionally, wholesale sales decreased $24.2 million, which is primarily due to a decline in demand as a result of Covid-19.
Gross Profit

	Six Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,533.0	73.0%	$1,554.9	69.5%	$(21.9)	(1.4)%
Kate Spade	387.2	62.9	453.9	61.7	(66.7)	(14.7)
Stuart Weitzman	83.7	59.4	115.4	57.1	(31.7)	(27.5)
Tapestry	$2,003.9	70.1	$2,124.2	66.9	$(120.3)	(5.7)
Gross profit decreased 5.7% or $120.3 million to $2.00 billion during the first six months of fiscal 2021 from $2.12 billion in the first six months of fiscal 2020. Gross margin for the first six months of fiscal 2021 was 70.1% as compared to 66.9% in the first six months of fiscal 2020. Excluding items affecting comparability of $5.6 million in the first six months of fiscal 2020, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit decreased 5.9% or $125.9 million to $2.00 billion in the first six months of fiscal 2021, and gross margin increased 70.1% from 67.1% in the first six months of fiscal 2020, and on a constant currency basis, gross margin increased 290 basis points from the first six months of fiscal 2020.
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

•Coach Gross Profit decreased 1.4% or $21.9 million to $1.53 billion in the first six months of fiscal 2021 from $1.55 billion in the first six months of fiscal 2020. Gross margin increased 350 basis points to 73.0% in the first six months of fiscal 2021 from 69.5% in the first six months of fiscal 2020. Excluding items affecting comparability of $0.1 million in the first six months of fiscal 2020, Coach gross profit decreased 1.4% or $22.0 million to $1.53 billion in the first six months of fiscal 2021 from $1.56 billion in the first six months of fiscal 2020. Excluding items affecting comparability, gross margin increased 340 basis points to 73.0% from 69.6% in the first six months of fiscal 2020, and was not materially impacted by foreign currency. This increase in gross margin is primarily attributed to reduced promotional activity.
•Kate Spade Gross Profit decreased 14.7% or $66.7 million to $387.2 million in the first six months of fiscal 2021 from $453.9 million in the first six months of fiscal 2020. Gross margin increased 120 basis points to 62.9% in the first six months of fiscal 2021 from 61.7% in the first six months of fiscal 2020. Excluding items affecting comparability of $1.2 million in the first six months of fiscal 2020, Kate Spade gross profit decreased 14.9% or $67.9 million to $387.2 million in the first six months of fiscal 2021 from $455.1 million in the first six months of fiscal 2020. Excluding items affecting comparability, gross margin increased 110 basis points to 62.9% from 61.8% in the first six months of fiscal 2020, and was not materially impacted by foreign currency. This increase in gross margin was primarily due to favorable channel mix including a strategic pullback in disposition and reduced promotional activity, which was partially offset by the impact of directly operating the footwear business.
•Stuart Weitzman Gross Profit decreased 27.5% or $31.7 million to $83.7 million during the first six months of fiscal 2021 from $115.4 million in the first six months of fiscal 2020. Gross margin increased 230 basis points to 59.4% in the first six months of fiscal 2021 from 57.1% in the first six months of fiscal 2020. Excluding items affecting comparability of $4.3 million in the first six months of fiscal 2020, Stuart Weitzman gross profit decreased 30.1% or $36.0 million to $83.7 million in the first six months of fiscal 2021 compared to $119.7 million in the first six months of fiscal 2020, and gross margin increased 20 basis points to 59.4% from 59.2% in the first six months of fiscal 2021. On a constant currency basis, gross margin decreased 130 basis points. This decrease in gross margin was primarily attributed to channel mix.
Selling, General and Administrative Expenses

	Six Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$851.0	40.5%	$972.6	43.5%	$(121.6)	(12.5)%
Kate Spade	305.2	49.5	393.2	53.4	(88.0)	(22.4)
Stuart Weitzman	71.8	50.9	125.1	61.9	(53.3)	(42.7)
Corporate	184.3	NA	218.6	NA	(34.3)	(15.7)
Tapestry	$1,412.3	49.4	$1,709.5	53.9	$(297.2)	(17.4)
SG&A expenses decreased 17.4% or $297.2 million to $1.41 billion in the first six months of fiscal 2021 as compared to $1.71 billion in the first six months of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 49.4% during the first six months of fiscal 2021 as compared to 53.9% during the first six months of fiscal 2020. Excluding items affecting comparability of $48.3 million and $119.5 million in the first six months of fiscal 2021 and 2020, respectively, SG&A expenses decreased 14.2% or $226.0 million from the first six months of fiscal 2020. Excluding items affecting comparability, SG&A expenses as a percentage of net sales decreased to 47.7% in the first six months of fiscal 2021 from 50.1% in the first six months of fiscal 2020. This decrease in SG&A expenses includes actions taken as part of the Acceleration Program as well as benefits from wage subsidies and rent concessions, partially offset by an increase in accrued Annual Incentive Plan expenses.
•Coach SG&A Expenses decreased 12.5% or $121.6 million to $851.0 million in the first six months of fiscal 2021 as compared to $972.6 million in the first six months of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 40.5% during the first six months of fiscal 2021 as compared to 43.5% during the first six months of fiscal 2020. Excluding items affecting comparability of $16.5 million and $41.4 million in the first six months of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 10.4% or $96.7 million to $834.5 million in the first six months of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 39.7% in the first six months of fiscal 2021 from 41.7% in the first six months of fiscal 2020. This decrease in SG&A expenses was primarily due to a decline in compensation costs, occupancy costs and depreciation expense, partially offset by an increase in e-commerce related selling costs and digital marketing spend in support of higher e-commerce sales.

•Kate Spade SG&A Expenses decreased 22.4% or $88.0 million to $305.2 million in the first six months of fiscal 2021 from $393.2 million in the first six months of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 49.5% during the first six months of fiscal 2021 as compared to 53.4% during the first six months of fiscal 2020. Excluding items affecting comparability of $3.4 million and $26.0 million in the first six months of fiscal 2021 and 2020, respectively, SG&A expenses decreased 17.8% or $65.4 million to $301.8 million in the first six months of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 49.0% in the first six months of fiscal 2021 from 49.9% in the first six months of fiscal 2020. This decrease in SG&A expenses was due to a decline in compensation costs, occupancy costs and depreciation expense.
•Stuart Weitzman SG&A Expenses decreased 42.7% or $53.3 million to $71.8 million in the first six months of fiscal 2021 as compared to $125.1 million in the first six months of fiscal 2020. Excluding items affecting comparability of $(4.7) million and $6.8 million in the first six months of fiscal 2021 and 2020, respectively, SG&A expenses decreased 35.3% or $41.8 million to $76.5 million in the first six months of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 54.3% in the first six months of fiscal 2021 from 58.5% in the first six months of fiscal 2020. This decrease in SG&A expenses is primarily due to a decline in occupancy and compensation costs mainly as a result of fleet optimization under the Acceleration Program, as well as declines in marketing spend and a reduction in wholesale selling costs.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 15.7% or $34.3 million to $184.3 million in the first six months of fiscal 2021 as compared to $218.6 million in the first six months of fiscal 2020. Excluding items affecting comparability of $33.1 million and $45.3 million in the first six months of fiscal 2021 and 2020, respectively, SG&A expenses decreased by 12.8% or $22.1 million to $151.2 million in the first six months of fiscal 2021 as compared to $173.3 million in the first six months of fiscal 2020. This decrease in corporate expenses is due to a gain realized on the sale of our corporate office in Hong Kong and a gain realized on the deferred purchase price of the Kate Spade joint venture.
Operating Income (Loss)

	Six Months Ended
	December 26, 2020		December 28, 2019		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$682.0	32.5%	$582.3	26.0%	$99.7	17.1%
Kate Spade	82.0	13.3	60.7	8.2	21.3	35.1
Stuart Weitzman	11.9	8.5	(9.7)	(4.8)	21.6	NM
Corporate	(184.3)	NA	(218.6)	NA	34.3	15.7
Tapestry	$591.6	20.7	$414.7	13.1	$176.9	42.7
Operating income increased 42.7% or $176.9 million to $591.6 million in the first six months of fiscal 2021 as compared to income of $414.7 million in the first six months of fiscal 2020. Operating margin was 20.7% in the first six months of fiscal 2021 as compared to 13.1% in the first six months of fiscal 2020. Excluding items affecting comparability of $48.3 million and $125.1 million in the first six months of fiscal 2021 and fiscal 2020, respectively, operating income increased 18.5% or $100.1 million to $639.9 million from $539.8 million in the first six months of fiscal 2020; and operating margin was 22.4% in the first six months of fiscal 2021 as compared to 17.0% in the first six months of fiscal 2020.
•Coach Operating Income increased 17.1% or $99.7 million to $682.0 million in the first six months of fiscal 2021, resulting in an operating margin of 32.5%, as compared to $582.3 million and 26.0%, respectively, in the first six months of fiscal 2020. Excluding items affecting comparability, Coach operating income increased 12.0% or $74.7 million to $698.5 million from $623.8 million in the first six months of fiscal 2020; and operating margin was 33.3% in the first six months of fiscal 2021 as compared to 27.9% in the first six months of fiscal 2020. This increase in operating income was due to lower SG&A expenses, partially offset by lower gross profit.
•Kate Spade Operating Income increased 35.1% or $21.3 million to $82.0 million in the first six months of fiscal 2021, resulting in an operating margin of 13.3%, as compared to $60.7 million and 8.2%, respectively, in the first six months of fiscal 2020. Excluding items affecting comparability, Kate Spade operating income decreased 2.9% or $2.5 million to $85.4 million from $87.9 million in the first six months of fiscal 2020; and operating margin was 13.9% in the first six months of fiscal 2021 as compared to 11.9% in the first six months of fiscal 2020. This decrease in operating income was due a decrease in gross profit, partially offset by lower SG&A expenses.

•Stuart Weitzman Operating Income increased $21.6 million to $11.9 million in the first six months of fiscal 2021, resulting in an operating margin of 8.5%, as compared to an operating loss of $9.7 million and operating margin of (4.8)% in first six months of fiscal 2020. Excluding items affecting comparability, Stuart Weitzman operating income increased $5.8 million to $7.2 million from $1.4 million in the first six months of fiscal 2020; and operating margin was from 5.1% in the first six months of fiscal 2021 as compared to 0.7% in the first six months of fiscal 2020. This increase in operating income was due to lower SG&A expenses, partially offset by a decrease in gross profit.
Interest Expense, net
Interest expense, net increased 44.7% or $11.8 million to $38.1 million in the first six months of fiscal 2021 as compared to interest expense, net of $26.3 million in the first six months of fiscal 2020. This increase in interest expense, net is due to lower interest income and the additional interest expense related to the draw down on the Revolving Credit Facility in the fourth quarter of fiscal 2020.
Other Expense (Income)
Other income increased $13.0 million to income of $6.2 million in the first six months of fiscal 2021 as compared to expense of $6.8 million in the first six months of fiscal 2020. This increase in other income is related to an increase in foreign exchange gains.
Provision for Income Taxes
The effective tax rate was 3.0% in the first six months of fiscal 2021 as compared to 16.5% in the first six months of fiscal 2020. Excluding items affecting comparability, the effective tax rate was 20.4% in the first six months of fiscal 2021 as compared to 17.6% in the first six months of fiscal 2020. This increase in our effective tax rate was primarily attributable to geographic mix of earnings.
Net Income (Loss)
Net income increased 70.3% or $223.9 million to $542.7 million in the first six months of fiscal 2021 as compared to $318.8 million in the first six months of fiscal 2020. Excluding items affecting comparability, net income increased 15.9% or $66.4 million to $483.8 million in the first six months of fiscal 2021 as compared to $417.4 million in the first six months of fiscal 2020. This increase was primarily due to lower SG&A expenses, partially offset by a decrease in gross profit.
Net Income (Loss) per Share
Net income per diluted share increased 71.7% to $1.94 in the first six months of fiscal 2021 as compared to net income per diluted share of $1.13 in the first six months of fiscal 2020. Excluding items affecting comparability, net income per diluted share increased 16.9% to $1.73 in the first six months of fiscal 2021 from $1.48 in the first six months of fiscal 2020, primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter and the first six months of fiscal 2021 and fiscal 2020 reflect certain items, including the impact of ERP Implementation, Organization-related and Integration costs and Impairment charges in fiscal 2020, as well as Acceleration Program costs and CARES Act Tax Impact in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to the uncertain business environment resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three and six months ended December 26, 2020 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	December 26, 2020	December 28, 2019	Change
	(millions)

Net cash provided by (used in) operating activities	$746.3	$561.7	$184.6
Net cash used in investing activities	(25.8)	(127.9)	102.1
Net cash used in financing activities	(518.9)	(506.5)	(12.4)
Effect of exchange rate changes on cash and cash equivalents	14.7	0.4	14.3
Net increase/ (decrease) in cash and cash equivalents	$216.3	$(72.3)	$288.6
The Company’s cash and cash equivalents increased by $216.3 million in the first six months of fiscal 2021 as compared to a decrease of $72.3 million in the first six months of fiscal 2020, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $184.6 million due to higher net income of $223.9 million and changes in operating assets and liabilities of $236.5 million, partially off by the impact of non-cash adjustments of $275.8 million.
The $236.5 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Accounts payable were a source of cash of $253.8 million in the first six months of fiscal 2021 compared to a source of cash of $19.3 million in the first six months of fiscal 2020, primarily due to the extension of payment terms to certain vendors in addition to higher inventory in transit compared to the prior period.
•Inventories were a source of cash of $144.3 million in the first six months of fiscal 2021 compared to a source of cash of $19.5 million in the first six months of fiscal 2020, primarily driven by higher than expected sales, more disciplined inventory management and actions taken to exit certain markets.
•Trade accounts receivable were a use of cash of $143.2 million in the first six months of fiscal 2021 compared to a use of cash of $78.7 million in the first six months of fiscal 2020, primarily driven by a lower balance in the fourth quarter of fiscal 2020 due to impacts from Covid-19.
•Other assets were a use of cash of $76.8 million in the first six months of fiscal 2021 compared to a use of cash of $27.7 million in the first six months of fiscal 2020, primarily related to an increase in income tax receivable primarily due to the NOL carryback claim under the CARES Act, partially offset by lower receivables related to other taxes.
Net cash used in investing activities
Net cash used in investing activities in the first six months of fiscal 2021 was $25.8 million as compared to a use of cash of $127.9 million in the first six months of fiscal 2020, resulting in a $102.1 million decrease in net cash used in investing activities.
The $25.8 million use of cash in the first six months of fiscal 2021 is primarily due to capital expenditures of $49.7 million partially offset by proceeds from the sale of building of $23.9 million.
The $127.9 million use of cash in the first six months of fiscal 2020 is primarily due to capital expenditures of $122.2 million.
Net cash used in financing activities
Net cash used in financing activities was $518.9 million in the first six months of fiscal 2021 as compared to a use of cash of $506.5 million in the first six months of fiscal 2020, resulting in a net increase in use of cash for financing activities of $12.4 million.
The $518.9 million of cash used in the first six months of fiscal 2021 was primarily due to repayments on the revolving credit facility of $500.0 million and note payable of $11.5 million.
The $506.5 million use of cash in the first six months of fiscal 2020 was primarily due to repurchases of common stock of $300.0 million and dividend payments of $194.0 million.

Working Capital and Capital Expenditures
As of December 26, 2020, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,642.6	$—	$1,642.6
Short-term investments(1)	9.2	—	9.2
Revolving Credit Facility(2)	900.0	200.0	700.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$4,151.8	$1,800.0	$2,351.8

(1)    As of December 26, 2020, approximately 36% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of December 26, 2020, $200.0 million of borrowings were outstanding under the Revolving Credit Facility. Refer to Note 12, "Debt," for further information on our existing debt instruments and Note 18, "Subsequent Events" for further information on the repayment of outstanding borrowings under the Revolving Credit Facility.
(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of December 26, 2020, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of December 26, 2020, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2021 capital expenditures to be approximately $135 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended December 26, 2020 are not necessarily indicative of that expected for the full fiscal 2021. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 10-K. As of December 26, 2020, there have been no material changes to any of the critical accounting policies.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of December 26, 2020 and June 27, 2020, forward currency contracts designated as cash flow hedges with a notional amount of $113.8 million and $586.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of December 26, 2020.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of December 26, 2020 and June 27, 2020 the total notional values of outstanding forward foreign currency contracts related to these loans were $210.5 million and $76.9 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at December 26, 2020 and June 27, 2020 was $1.8 million and $2.9 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at December 26, 2020 and June 27, 2020 was $5.6 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At December 26, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $645 million, $412 million and $647 million, respectively. At June 27, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $577 million, $393 million and $565 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 26, 2020.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company believes that the outcome of all such pending routine legal proceedings in the aggregate will not have a material effect on the Company's business or condensed consolidated financial statements.
In addition to such routine legal proceedings, the Company is currently addressing a putative class action complaint filed in the Delaware Court of Chancery on May 7, 2020, naming the former chief executive officer and director of Kate Spade & Company and the other former directors of Kate Spade & Company, which the Company acquired on July 11, 2017 (the “Acquisition”), as defendants, and captioned Butler v. Leavitt, et al., C.A. No. 2020-0343-JTL. The complaint asserts claims on behalf of former Kate Spade & Company shareholders alleging breaches of fiduciary duty in connection with the Acquisition, including with respect to the defendants’ decision to pursue the Acquisition and Kate Spade & Company’s disclosures to stockholders in connection with the Acquisition. Under the terms of the agreement pursuant to which the Company acquired Kate Spade & Company, the Company is required to indemnify the defendants under this claim. The Company vigorously disputes the allegations of the complaint, believes it has strong defenses against the claims and has filed a motion to dismiss the complaint with prejudice. The ultimate outcome of this matter, including the amount or range of possible loss, cannot be predicted or reasonably estimated at this time.
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
Risks Related to our Business and our Industry
The Covid-19 pandemic and resulting adverse economic conditions are and may continue to have a material adverse impact on our business, financial condition, results of operations and cash flows.
The Covid-19 pandemic has impacted a significant majority of the regions in which we operate, disrupting operations, consumer spending and global supply chains and creating significant disruption and volatility of financial markets. The impacts of Covid-19 have and may continue to materially adversely impact our operations, cash flow and liquidity. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments have responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. As of the end of the fiscal year, the vast majority of the Company’s stores re-opened for either in-store or curb-side service and they continued to operate since then, however, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Many of the Company’s wholesale partners also closed their bricks and mortar stores as required by government orders during the third and fourth fiscal quarter of fiscal 2020, and while the majority of stores have reopened, they have also been subject to temporarily re-closures and tighter capacity restrictions operating in compliance with the rules of certain local governments.
The global Covid-19 pandemic is continuously evolving and the extent to which the pandemic ultimately impacts our results and our business - including unforeseen increased costs to our business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and sustained geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others. While the full magnitude of the effects on our business is difficult to predict at this time, the Covid-19 pandemic has and is expected to continue to have a material adverse impact on our business, financial condition, and results of operations. Although the ultimate severity and impact of the Covid-19 pandemic is uncertain at this time and depends on future events outside of our control, our business is expected to continue to be adversely impacted by several factors, including, but not limited to:
•The potential economic effects of the pandemic, including a possible recession, increased unemployment and decreased consumer credit availability, may result in lower consumer confidence and decreased disposable income and discretionary spending levels, which may lead to reduced sales of our products. Unfavorable economic conditions, fears of becoming ill and sustained travel restrictions may also reduce consumers’ willingness and ability to travel to major cities and vacation destinations in which the Company’s stores are located. Furthermore, reduced discretionary spending may result in an excess of inventory throughout the industry, which could lead to increased pressure on our gross margin in the near term if the Company has to increase promotional activity above its normal levels to sell through its existing product.
•Social distancing measures and general consumer behaviors due to the Covid-19 pandemic may continue to impact mall and store traffic even after stores return to normal operations, which may have a further negative impact on our business. Furthermore, declines in traffic beyond our current exceptions could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
•The Covid-19 pandemic has resulted in disruption to the financial markets and caused significant volatility in the value of our common stock. On March 30, 2020, we borrowed $700 million under our $900 million Revolving Credit Facility. Of the $700 million borrowed, $500 million was repaid during the second quarter of fiscal 2021 and the remaining $200 million was repaid subsequent to quarter end. If a significant number of our stores are required to close again or sales are lower than expected for an extended period of time, our liquidity may continue to be negatively impacted and we may need to draw additional funds from our Revolving Credit Facility or seek additional sources of financing, which may or may not be available. The Company is subject to additional requirements under the terms of the Revolving Credit Facility and its Senior Notes as described in "We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness" below.

•While we are making significant efforts to reduce our non-essential SG&A expenses, including but not limited to, through discussions with our landlords and other vendors to obtain rent and other relief, we may not be successful in these endeavors and may be subject to continued expenses and potential litigation or claims from such landlords and vendors.
•We continue to sell products through our stores and through our e-commerce sites. The majority of our distribution centers remain open and operational through the date of this report; however, such distribution centers may be forced to close or limit operations due to governmental mandates, health and safety concerns, or illness or absence of a substantial number of distribution center employees. We have and may continue to experience delays in the shipment or delivery of our products due to capacity constraints, shipping delays or port congestion.
•We source and manufacture our products on a global scale and may experience material temporary or long-term disruption in our supply chain, given the global reach of the Covid-19 pandemic. Travel restrictions, closures or disruptions of business and facilities or social, economic, political or labor instability in the affected areas may impact the operations of our raw material suppliers or manufacturing partners.
The successful execution of our Acceleration Program is key to the long-term success of our business.
The Company has implemented a strategic growth plan after undergoing a review of its business under the Acceleration Program. The guiding principle of this multi-year growth agenda is to better meet the needs of each of its brands' unique customers by (i) Sharpening our Focus on the Customer (ii) Leveraging Data and Leading with a Digital-First Mindset and (iii) Transforming into a Leaner and More Responsive Organization. The Company believes the successful execution of these priorities will fuel desire for the Coach, Kate Spade and Stuart Weitzman brands, driving accelerated revenue growth, higher gross margins and substantial operating leverage across Tapestry’s portfolio.
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
The Company believes that long-term growth and increased profitability can be realized through its strategic growth efforts over time. However, there is no assurance that we will be able to implement such efforts in accordance with our plans, that such efforts will result in the intended or otherwise desirable outcomes or that such efforts, even if successfully implemented, will be effective in achieving long-term growth or increased profitability. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6, "Restructuring Activities," for further information regarding the Acceleration Program. Further, recent or future changes in our executive leadership team may have an adverse effect on our ability to implement or to achieve favorable results under the Acceleration Program and/or result in further changes to our strategy.
If our execution of the initiatives under our Acceleration Program falls short, our business, financial condition and results of operation could be materially adversely affected.
We face risks associated with operating in international markets.
We operate on a global basis, with approximately 42.8% of our net sales coming from operations outside of United States as of the end of fiscal year 2020. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:
•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) impacts from the United Kingdom (“U.K.”) voting to leave the European Union (“E.U.”, commonly known as Brexit and the agreement between the U.K. and the E.U. and countries outside the E.U. with respect to, amongst other things, tariffs;
•public health crises, such as pandemics and epidemic diseases (including the ongoing Covid-19 pandemic);
•changes to the U.S.'s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls;
•changes in exchange rates for foreign currencies, which may adversely affect the retail prices of our products, result in decreased international consumer demand, or increase our supply costs in those markets, with a corresponding negative impact on our gross margin rates;

•compliance with laws relating to foreign operations, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, and other global anti-corruption laws, which in general concern the bribery of foreign public officials, and other regulations and requirements;
•changes in tourist shopping patterns, particularly that of the Chinese consumer and as a result of the Covid-19 pandemic;
•natural and other disasters;
•political and civil unrest, such as the recent protests in Hong Kong SAR, China and in the United States; and
•changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions.
Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•imposition of additional duties, taxes and other charges or restrictions on imports or exports;
•unavailability of, or significant fluctuations in the cost of, raw materials;
•compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•compliance with our Global Business Integrity Program;
•compliance by our independent manufacturers and suppliers with our Supplier Code of Conduct and other applicable compliance policies;
•compliance with applicable laws and regulations, including U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products, other laws and regulations regarding the sourcing of materials in the Company’s products, the FCPA, U.K. Bribery Act and other global anti-corruption laws, as applicable, and other U.S. and international regulations and requirements;
•regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions by any government or regulatory authority in the jurisdictions where we conduct business, such as the listing of a person or entity as a Specially Designated National or Blocked Person by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the issuance of Withhold Release Orders by the U.S. Customs and Border Patrol;
•disruptions or delays in shipments whether due to port congestion, other shipping capacity constraints or other factors, which may result in increased inbound freight costs;
•loss or impairment of key manufacturing or distribution sites;
•inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•product quality issues;
•political unrest, including protests and other civil disruption;
•public health crises, such as pandemic and epidemic diseases, and other unforeseen outbreaks;
•natural disasters or other extreme weather events, whether as a result of climate change or otherwise;
•acts of war or terrorism and other external factors over which we have no control.
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
We do not own any of our retail store locations. We lease the majority of our stores under non-cancelable leases, many of which have historically had initial terms ranging from five and ten years, often with renewal options. We believe that the majority of the leases we enter into in the future will likely be non-cancelable. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. For example, in connection with the impact of the Covid-19 pandemic and our Acceleration Program, we have negotiated with some landlords on certain store exits. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.
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
The success of our retail stores located within malls and shopping centers may be impacted by (1) closures, operating restrictions, store capacity restrictions and changes in consumer shopping behavior as a result of the Covid-19 pandemic; (2) the location of the store within the mall or shopping center; (3) surrounding tenants or vacancies; (4) increased competition in areas where malls or shopping centers are located; (5) the amount spent on advertising and promotion to attract consumers to the mall; and (6) a shift towards online shopping resulting in a decrease in mall traffic. Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
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
The integration process of any newly acquired company may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:
•failure of the business to perform as planned following the acquisition or achieve anticipated revenue or profitability targets;
•delays, unexpected costs or difficulties in completing the integration of acquired companies or assets;
•higher than expected costs, lower than expected cost savings or synergies and/or a need to allocate resources to manage unexpected operating difficulties;
•difficulties assimilating the operations and personnel of acquired companies into our operations;
•diversion of the attention and resources of management or other disruptions to current operations;
•the impact on our or an acquired business’ internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002;

•unanticipated changes in applicable laws and regulations;
•unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;
•retaining key customers, suppliers and employees;
•retaining and obtaining required regulatory approvals, licenses and permits;
•operating risks inherent in the acquired business and our business;
•consumers’ failure to accept product offerings by us or our licensees;
•assumption of liabilities not identified in due diligence; and
•other unanticipated issues, expenses and liabilities.
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
Our wholesale business comprised approximately 10% of total net sales for fiscal 2020. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. In addition, the Covid-19 pandemic has resulted in reduced operations or the closure, temporarily or permanently, of many of our wholesale partners. This is likely to continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
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
Risks Related to Global Economic Conditions and Legal and Regulatory Matters
Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
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
Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. In May 2019, the United States increased the tariff rate from 10% to 25% on $200 billion of imports of select product categories into the U.S. from China. On August 1, 2019, the Trump Administration announced that the U.S. plans to implement an additional tariff of 10% on the remaining $300 billion of products imported into the U.S. from China on September 1, 2019. However, in January 2020, the U.S. and China reached a phase one trade deal which reduced tariffs to 7.5% on some of the $300 billion of select imports without imposing any retaliatory tariffs on the rest of the products. While the trade deal remains effective, there is no guarantee that the agreement will be honored by either party, which could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations as a result. In addition, in October 2020, the U.S. government announced an investigation into Vietnam’s timber harvesting and currency valuation practices to determine whether such practices hurt U.S. commerce. In January 2021, the Office of the U.S. Trade Representative (USTR) released a report finding evidence of currency undervaluation that did burden or restrict U.S. commerce; however, the USTR determined not to take any specific actions or impose tariffs at that time and the Company continues to monitor any future developments. There continues to be a possibility of increases in tariffs on goods imported into the U.S. from China or Vietnam, or other countries, which could adversely impact our business, financial conditions and results of operations.
Computer system disruption and cyber security threats, including a personal data or security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee and vendor information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Since the outbreak of the Covid-19 pandemic, the majority of our corporate employees and contractors have worked remotely for some time and many continue to do so, which has increased our dependence on digital technology during this period. The possibility of a cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many recent cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events.
Awareness and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. We may also incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation (GDPR) in the E.U. and the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA) in the U.S.A., as well as increased cyber security and privacy protection costs such as organizational changes, Covid-19 employee and visitor health checks deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation as a result of cyber security or personal data breaches.
In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, mainland China, several throughout Europe, Australia and South Korea and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.
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
Current or future tax legislation may impact our tax structure and effective tax rates. On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law. The Tax Legislation, which became effective on January 1, 2018, significantly revised the U.S. tax code and required the Company to estimate the impact of the Tax Legislation for fiscal year 2019. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous income tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On December 27, 2020, the Coronavirus Disease 2019 ("Covid-19") stimulus package was signed into law, which contained enhancements to certain tax credits enacted under the CARES Act. The Tax Legislation and the CARES Act and the Covid-19 stimulus package require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions. In addition, the new U.S. presidential administration has announced certain tax plans that, if passed as currently communicated, could have an adverse impact on our tax rate and financial results.
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
Risks Related to our Indebtedness
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
As of December 26, 2020, our consolidated indebtedness was approximately $1.8 billion. In addition, we repaid the remaining $200 million outstanding under our revolving credit facility after the end of the second quarter of fiscal year 2021 and have the capacity to borrow $900 million of additional indebtedness under the facility, which may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. On May 19, 2020, we entered into an amendment to our credit facility, which requires us to maintain available liquidity of $700 million through October 2, 2021, and waives compliance with our leverage ratio covenant through the date our compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”). The amendment also provides that, if any two of Tapestry’s three credit ratings are non-investment grade during the Covenant Relief Period, Tapestry’s material domestic subsidiaries will guarantee the credit facility and be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. In addition to our standard covenants, the amendment also contains limitations on our ability to engage in share buybacks or issue cash dividends during the Covenant Relief Period, amongst other restrictions. An increased interest rate will also be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. In addition, it is possible that the interest rate payable on our 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series. Refer to Note 12, "Debt", for additional information on the terms of our revolving credit facility and outstanding Senior Notes.
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
Risks Related to Ownership of our Common Stock
Our stock price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance, including our ability to return value to investors.
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, earnings per diluted share and other financial metrics or projections. We did not provide guidance in our earnings reports for the second half of fiscal year 2020 due to uncertainty surrounding the financial impact of Covid-19 on our business. Due to the dynamic nature of the pandemic and continued lack of visibility, we have also not given detailed guidance on all metrics for fiscal year 2021, but have provided some information on our outlook for the fiscal year. We do not have any responsibility to provide guidance going forward or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
We periodically return value to investors through payment of quarterly dividends and common stock repurchases. On March 26, 2020, we announced we were suspending our quarterly dividend payment, effective beginning the fourth quarter of fiscal 2020, and stock repurchase program due to the impact of Covid-19 pandemic. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels and / or repurchase shares available under our common stock repurchase program. The market price of our securities could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. Refer to “We have decided to suspend our quarterly dividend and stock repurchase program; there can be no assurance if, when and at what level our Board of Directors will authorize dividend payments or stock repurchases in the future” for additional discussion of our quarterly dividend.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders and may discourage lawsuits with respect to such claims.
Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (c) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Maryland General Corporation Law, the charter or the bylaws of the Company, or (d) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District court for the District of Maryland, Baltimore Division). This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction.
Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Maryland law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2021. As of December 26, 2020, the Company had $600 million availability remaining in the stock repurchase program. The Company may terminate or limit the share repurchase program at any time. The Company is restricted from engaging in share buybacks during the Covenant Relief Period under Amendment No.1 to its Credit Facility.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.     EXHIBITS

10.1†
Letter Agreement, dated October 24, 2020 between the Registrant and Joanne Crevoiserat, incorporated by reference from Exhibit 10.5 to the Tapestry's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020.

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

Dated: February 4, 2021