Form 10-Q
period 2021-03-27
TAPESTRY, INC.
filed 2021-05-06
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 23, 2021, the Registrant had 278,858,331 outstanding shares of common stock, which is the Registrant’s only class of common stock.

TAPESTRY, INC.

In this Form 10-Q, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries. References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand.
SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This document, and the documents incorporated by reference in this document, in our press releases and in oral statements made from time to time by us or on our behalf, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our actual results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "will," "should," "expect," "confidence," "trends," "intend," "estimate," "on track," "are positioned to," "on course," "opportunity," "continue," "project," "guidance," "target," "forecast," "anticipated," "plan," "potential," the negative of these terms or comparable terms. The Company's actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of important factors, including but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations, changes in economic or political conditions in the markets where we sell or source our products and increased regulation impacting our global sourcing activities as well as shipping constraints; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings, (xv) the risks associated with climate change and other corporate responsibility issues; and (xvi) such other risk factors as set forth in Part II, Item 1A. "Risk Factors". The Company assumes no obligation to revise or update any such forward-looking statements for any reason, except as required by law.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27, 2021	June 27, 2020
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,651.7	$1,426.3
Short-term investments	7.5	8.1
Trade accounts receivable, less allowances for credit losses of $3.6 and $15.9, respectively	240.6	193.3
Inventories	700.3	736.9
Prepaid expenses	65.0	57.5
Income tax receivable	152.9	46.0
Other current assets	78.6	85.0
Total current assets	2,896.6	2,553.1
Property and equipment, net	673.8	775.2
Operating lease right-of-use assets	1,555.2	1,757.0
Goodwill	1,300.2	1,301.1
Intangible assets	1,374.7	1,379.4
Deferred income taxes	58.8	55.9
Other assets	106.7	102.5
Total assets	$7,966.0	$7,924.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$409.5	$130.8
Accrued liabilities	508.1	410.5
Current portion of operating lease liabilities	354.6	388.8
Accrued income taxes	18.9	100.5
Current debt	—	711.5
Total current liabilities	1,291.1	1,742.1
Long-term debt	1,590.0	1,587.9
Long-term operating lease liabilities	1,576.3	1,799.8
Deferred income taxes	118.0	155.1
Long-term income taxes payable	131.3	144.0
Other liabilities	244.3	218.9
Total liabilities	4,951.0	5,647.8

See Note 16 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 278.8 million and 276.2 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,442.3	3,358.5
Retained earnings (accumulated deficit)	(358.3)	(992.7)
Accumulated other comprehensive income (loss)	(71.8)	(92.2)
Total stockholders' equity	3,015.0	2,276.4
Total liabilities and stockholders' equity	$7,966.0	$7,924.2
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,273.3	$1,072.7	$4,130.9	$4,246.6
Cost of sales	361.4	456.5	1,215.1	1,506.2
Gross profit	911.9	616.2	2,915.8	2,740.4
Selling, general and administrative expenses	795.2	824.0	2,207.5	2,533.5
Impairment of goodwill and intangible assets	—	477.7	—	477.7
Total selling, general and administrative expenses	795.2	1,301.7	2,207.5	3,011.2
Operating income (loss)	116.7	(685.5)	708.3	(270.8)
Interest expense, net	16.9	13.5	55.0	39.8
Other expense (income)	4.4	6.0	(1.8)	12.8
Income (loss) before provision for income taxes	95.4	(705.0)	655.1	(323.4)
Provision for income taxes	3.7	(27.9)	20.7	34.9
Net income (loss)	$91.7	$(677.1)	$634.4	$(358.3)
Net income (loss) per share:
Basic	$0.33	$(2.45)	$2.29	$(1.28)
Diluted	$0.32	$(2.45)	$2.25	$(1.28)
Shares used in computing net income (loss) per share:
Basic	278.2	276.1	277.5	279.4
Diluted	285.6	276.1	281.5	279.4
Cash dividends declared per common share	$—	$0.3375	$—	$1.0125

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$91.7	$(677.1)	$634.4	$(358.3)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	2.2	1.2	(3.1)	6.5
Foreign currency translation adjustments	(23.6)	(12.9)	23.5	(18.3)
Other	—	—	—	(1.7)
Other comprehensive income (loss), net of tax	(21.4)	(11.7)	20.4	(13.5)
Comprehensive income (loss)	$70.3	$(688.8)	$654.8	$(371.8)

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 27, 2021	March 28, 2020
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$634.4	$(358.3)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	167.2	194.9
Provision for bad debt	—	16.8
Share-based compensation	46.7	47.0
Acceleration Program charges	6.1	—
Organization-related and integration activities	—	15.2
Impairment charges	45.8	697.6
Changes to lease related balances, net	(103.3)	26.1
Deferred income taxes	(27.9)	(33.3)
Gain on sale of building	(13.2)	—
Gain on deferred purchase price	(12.5)	—
Other non-cash charges, net	20.0	4.7
Changes in operating assets and liabilities:
Trade accounts receivable	(49.3)	75.2
Inventories	63.9	(171.6)
Accounts payable	275.0	(18.5)
Accrued liabilities	7.6	(31.2)
Other liabilities	(10.2)	(37.6)
Other assets	(105.7)	19.1
Net cash provided by operating activities	944.6	446.1
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of building	23.9	—
Purchases of investments	(0.5)	(212.4)
Proceeds from maturities and sales of investments	1.9	316.1
Purchases of property and equipment	(68.9)	(172.9)
Net cash used in investing activities	(43.6)	(69.2)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	—	(287.1)
Repurchase of common stock	—	(300.0)
Proceeds from share-based awards	37.8	1.7
Repayment of short-term debt	(11.5)	—
Repayment of revolving credit facility	(700.0)	—
Taxes paid to net settle share-based awards	(6.9)	(14.7)
Payments of finance lease liabilities	(0.6)	(0.6)
Payment of deferred purchase price	(7.4)	(2.4)
Net cash used in financing activities	(688.6)	(603.1)
Effect of exchange rate changes on cash and cash equivalents	13.0	(0.4)
Net decrease in cash and cash equivalents	225.4	(226.6)
Cash and cash equivalents at beginning of period	1,426.3	969.2
Cash and cash equivalents at end of period	$1,651.7	$742.6
Supplemental information:
Cash paid for income taxes, net	$218.2	$80.5
Cash paid for interest	$56.3	$50.4
Noncash investing activity - property and equipment obligations	$14.6	$22.4

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
The results of operations, cash flows and comprehensive income for the nine months ended March 27, 2021 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 3, 2021 ("fiscal 2021").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2021 will be a 53-week period. Fiscal 2020, ended on June 27, 2020, was a 52-week period. The third quarter of fiscal 2021 ended on March 27, 2021 and the third quarter of fiscal 2020 ended on March 28, 2020, both of which were 13-week periods.
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
The global Covid-19 pandemic is continuously evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others. As the full magnitude of the effects on the Company's business is difficult to predict at this time, the Covid-19 pandemic has and is expected to continue to have a

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements for the remainder of fiscal 2021 and beyond. There can be no assurance, however, that any such capital will be available to the Company on acceptable terms or at all. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory. In addition, the negative impacts of the Covid-19 pandemic could result in the establishment of additional valuation allowances in certain jurisdictions.
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
Furthermore, in fiscal 2020, the Company borrowed $700 million under its $900 million definitive credit agreement, as entered into on October 24, 2019 ("Revolving Credit Facility") as a precautionary measure. Of the $700 million borrowed, all was repaid in fiscal 2021.
If stores are required to close again for an extended period of time due to a resurgence of increased infections, the Company's liquidity may be negatively impacted. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility, which sets forth the modifications pertaining to the leverage ratio financial covenant required. Refer to Note 12, "Debt", for additional information regarding the Company's outstanding notes payable and applicable amendments.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended March 27, 2021.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended March 27, 2021
Coach	$515.1	$247.6	$163.8	$37.0	$963.5
Kate Spade	184.8	13.0	35.8	18.8	252.4
Stuart Weitzman	26.6	24.9	0.8	5.1	57.4
Total	$726.5	$285.5	$200.4	$60.9	$1,273.3

Three Months Ended March 28, 2020
Coach	$427.6	$103.7	$193.8	$47.4	$772.5
Kate Spade	181.4	8.9	41.1	18.1	249.5
Stuart Weitzman	28.7	10.6	4.5	6.9	50.7
Total	$637.7	$123.2	$239.4	$72.4	$1,072.7

Nine Months Ended March 27, 2021
Coach	$1,724.4	$686.4	$514.1	$139.3	$3,064.2
Kate Spade	660.8	40.2	105.8	61.6	868.4
Stuart Weitzman	94.8	78.2	3.6	21.7	198.3
Total	$2,480.0	$804.8	$623.5	$222.6	$4,130.9

Nine Months Ended March 28, 2020
Coach	$1,751.3	$451.0	$622.0	$184.0	$3,008.3
Kate Spade	761.8	34.8	125.2	63.6	985.4
Stuart Weitzman	137.7	62.7	16.4	36.1	252.9
Total	$2,650.8	$548.5	$763.6	$283.7	$4,246.6

(1)    Greater China includes mainland China, Taiwan, Hong Kong SAR and Macao SAR.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of March 27, 2021 and June 27, 2020 was $34.4 million and $28.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended March 27, 2021, net sales of $9.6 million were recognized from amounts recorded as deferred revenue as of June 27, 2020. For the nine months ended March 28, 2020, net sales of $11.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2019.
5. INTEGRATION
The Company did not incur integration costs during the three and nine months ended March 27, 2021.
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
A summary of the integration charges for the three and nine months ended March 28, 2020 is as follows:

	Three Months Ended	Nine Months Ended
	March 28, 2020	March 28, 2020
	(millions)
Purchase accounting adjustments(1)	$—	$0.8
Inventory-related charges(2)	—	4.9
Other(3)	3.4	5.9
Total	$3.4	$11.6

(1)    Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.
(2)    Inventory-related charges primarily relate to inventory reserves.
(3)    Other primarily relates to share-based compensation, severance charges, professional fees and asset write-offs.
6. RESTRUCTURING ACTIVITIES
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Under the Acceleration Program, the Company now expects to incur total pre-tax charges of approximately $205 - $220 million. Charges expected related to the Acceleration Program increased modestly due to additional professional fees and performance-based compensation. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Under the Acceleration Program, the Company incurred charges of $20.4 million and $68.7 million during the three and nine months ended March 27, 2021, respectively, all of which was recorded within SG&A expenses. Of the $20.4 million and $68.7 million recorded within SG&A expenses, $11.4 million and $44.5 million was recorded within Corporate, $4.7 million and $21.2 million was recorded within the Coach segment, $0.9 million and $4.3 million was recorded within the Kate Spade segment and $3.4 million and a reduction of expense of $1.3 million was recorded within the Stuart Weitzman segment, respectively. A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	$16.2	$7.8	$44.7	$68.7
Cash payments	(35.1)	(8.3)	(27.5)	(70.9)
Non-cash charges	—	0.3	(6.4)	(6.1)
Liability balance as of March 27, 2021	$6.0	$0.3	$13.7	$20.0

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
The Company expects to incur approximately $50 - $65 million in additional charges under the Acceleration Program, of which the majority is estimated to be cash.

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
No events occurred during the three months ended March 27, 2021 that would more likely than not reduce the fair value below its carrying value.
During the three months ended March 28, 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. This reduction in cash flows for the three months ended March 28, 2020 and expected future cash flows was exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the third quarter of fiscal year 2020, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of March 28, 2020 did not exceed their respective carrying values.
Accordingly, during the three months ended March 28, 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. The Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. The goodwill and brand intangible impairment charges were recorded within total SG&A expenses on the Company's Condensed Consolidated Statement of Operations for the three and nine months ended March 28, 2020.
The estimated fair value of the Stuart Weitzman reporting unit was based on a weighted average of the income and market approaches. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline companies. The approach, which qualifies as level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments, including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates and valuation multiples derived from comparable publicly traded companies. In considering the excess of the fair value over its carrying value for the Coach and Kate Spade reporting units and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units during the three months ended March 28, 2020.
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at June 27, 2020	$661.7	$639.4	$—	$1,301.1
Foreign exchange impact	(2.5)	1.6	—	(0.9)
Balance at March 27, 2021	$659.2	$641.0	$—	$1,300.2

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of March 27, 2021 and June 27, 2020.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Intangible Assets
Intangible assets consist of the following:

	March 27, 2021			June 27, 2020
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(35.7)	$64.8	$100.6	$(31.0)	$69.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.9	—	1,309.9	1,309.8	—	1,309.8
Total intangible assets	$1,410.4	$(35.7)	$1,374.7	$1,410.4	$(31.0)	$1,379.4
As of March 27, 2021, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2021	$1.7
Fiscal 2022	6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027 and thereafter	30.6
Total	$64.8
The expected amortization expense above reflects remaining useful lives ranging from approximately 9.1 to 11.3 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

8. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 29, 2019	286.8	$2.9	$3,302.1	$291.6	$(83.2)	$3,513.4
Net income (loss)	—	—	—	20.0	—	20.0
Other comprehensive income (loss)	—	—	—	—	(12.8)	(12.8)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	(14.5)	—	—	(14.5)
Share-based compensation	—	—	26.8	—	—	26.8
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($0.3375 per share)	—	—	—	(97.1)	—	(97.1)
Cumulative adjustment from adoption of new accounting standard	—	—	—	(48.9)	—	(48.9)
Balance at September 28, 2019	275.9	$2.8	$3,314.4	$(134.3)	$(96.0)	$3,086.9
Net income (loss)	—	—	—	298.8	—	298.8
Other comprehensive income (loss)	—	—	—	—	11.0	11.0
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	2.1	—	—	2.1
Share-based compensation	—	—	16.8	—	—	16.8
Dividends declared ($0.3375 per share)	—	—	—	(93.2)	—	(93.2)
Balance at December 28, 2019	276.0	$2.8	$3,333.3	$71.3	$(85.0)	$3,322.4
Net income (loss)	—	—	—	(677.1)	—	(677.1)
Other comprehensive income	—	—	—	—	(11.7)	(11.7)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.1	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	13.2	—	—	13.2
Dividends declared ($0.3375 per share)	—	—	—	(93.2)	—	(93.2)
Balance at March 28, 2020	276.1	$2.8	$3,346.0	$(699.0)	$(96.7)	$2,553.1

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	231.7	—	231.7
Other comprehensive income (loss)	—	—	—	—	15.7	15.7
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.2	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	14.6	—	—	14.6
Balance at September 26, 2020	277.4	$2.8	$3,364.8	$(761.0)	$(76.5)	$2,530.1
Net income (loss)	—	—	—	311.0	—	311.0
Other comprehensive income (loss)	—	—	—	—	26.1	26.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.4	—	6.1	—	—	6.1
Share-based compensation	—	—	17.4	—	—	17.4
Balance at December 26, 2020	277.8	$2.8	$3,388.3	$(450.0)	$(50.4)	$2,890.7
Net income (loss)	—	—	—	91.7	—	91.7
Other comprehensive income (loss)	—	—	—	—	(21.4)	(21.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	32.9	—	—	32.9
Share-based compensation	—	—	21.1	—	—	21.1
Balance at March 27, 2021	278.8	$2.8	$3,442.3	$(358.3)	$(71.8)	$3,015.0
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Other	Total
	(millions)
Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	(1.7)	—	(18.3)	—	(20.0)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(8.2)	—	—	1.7	(6.5)
Net current-period other comprehensive income (loss)	6.5	—	(18.3)	(1.7)	(13.5)
Balances at March 28, 2020	$2.0	$(0.5)	$(98.2)	$—	$(96.7)

Balances at June 27, 2020	$1.1	$—	$(93.3)	$—	$(92.2)
Other comprehensive income (loss) before reclassifications	(6.1)	—	23.5	—	17.4
Less: amounts reclassified from accumulated other comprehensive income to earnings	(3.0)	—	—	—	(3.0)
Net current-period other comprehensive income (loss)	(3.1)	—	23.5	—	20.4
Balances at March 27, 2021	$(2.0)	$—	$(69.8)	$—	$(71.8)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.3 million and ($0.4) million as of March 27, 2021 and March 28, 2020, respectively. The amounts reclassified from AOCI are net of tax of less than $0.1 million and $4.1 million as of March 27, 2021 and March 28, 2020, respectively.

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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of March 27, 2021 and June 27, 2020:

	March 27, 2021	June 27, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,555.2	$1,757.0	Operating lease right-of-use assets
Finance leases	2.7	3.3	Property and equipment, net
Total lease assets	$1,557.9	$1,760.3
Liabilities:
Operating leases:
Current lease liabilities	$354.6	$388.8	Current lease liabilities
Long-term lease liabilities	1,576.3	1,799.8	Long-term lease liabilities
Total operating lease liabilities	$1,930.9	$2,188.6
Finance leases:
Current lease liabilities	$0.9	$0.9	Accrued liabilities
Long-term lease liabilities	3.7	4.4	Other liabilities
Total finance lease liabilities	$4.6	$5.3

Total lease liabilities	$1,935.5	$2,193.9
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three and nine months March 27, 2021 and March 28, 2020:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.2	$0.6	$0.6
Interest on lease liabilities(1)	0.1	0.2	0.4	0.5
Total finance lease cost	0.3	0.4	1.0	1.1
Operating lease cost	87.3	107.3	263.2	324.6
Short-term lease cost	24.6	3.5	37.7	7.1
Variable lease cost(2)	32.6	39.6	89.9	151.7
Operating lease right-of-use impairment	46.2	27.9	48.3	63.7
Less: sublease income	(6.0)	(4.5)	(15.2)	(15.2)
Total net lease cost	$185.0	$174.2	$424.9	$533.0

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes certain cash flow information related to the Company's leases for the nine months March 27, 2021 and March 28, 2020:

	Nine Months Ended
	March 27, 2021	March 28, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$376.8	$322.8
Operating cash flows from finance leases	0.4	0.5
Financing cash flows from finance leases	0.6	0.6
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	49.0	184.7
Right-of-use assets obtained in exchange for finance lease liabilities	—	—
Additionally, the Company did not have future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 27, 2021.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(millions, except per share data)
Net income (loss)	$91.7	$(677.1)	$634.4	$(358.3)

Weighted-average basic shares	278.2	276.1	277.5	279.4
Dilutive securities:
Effect of dilutive securities(1)	7.4	—	4.0	—
Weighted-average diluted shares	285.6	276.1	281.5	279.4

Net income per share:
Basic	$0.33	$(2.45)	$2.29	$(1.28)
Diluted	$0.32	$(2.45)	$2.25	$(1.28)

(1)    There was no dilutive effect for the three and nine months ended March 28, 2020 as the impact of these items would be anti-dilutive as a result of the net loss incurred during the period.
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of March 27, 2021 and March 28, 2020, there were 8.7 million and 17.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
11. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(millions)
Share-based compensation expense(1)	$21.1	$13.2	$53.1	$56.8
Income tax benefit related to share-based compensation expense	4.2	2.9	10.0	11.8

(1)    During the three and nine months ended March 27, 2021, the Company incurred $3.3 million and $6.4 million of share-based compensation expense related to its Acceleration Program. During the three and nine months ended March 28, 2020, the Company incurred $0.0 million and $9.8 million of share-based compensation expense related to its organization-related and integration activities, respectively.
Stock Options
A summary of stock option activity during the nine months ended March 27, 2021 is as follows:

Number of Options Outstanding
(millions)
Outstanding at June 27, 2020	15.0
Granted	1.5
Exercised	(1.2)
Forfeited or expired	(1.3)
Outstanding at March 27, 2021	14.0
The weighted-average grant-date fair value of options granted during the nine months ended March 27, 2021 and March 28, 2020 was $7.09 and $3.83, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 27, 2021	March 28, 2020
Expected term (years)	5.1	5.1
Expected volatility	48.8%	37.6%
Risk-free interest rate	0.3%	1.5%
Dividend yield	—%	6.4%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended March 27, 2021 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at June 27, 2020	4.9
Granted	4.7
Vested	(1.6)
Forfeited	(0.5)
Non-vested at March 27, 2021	7.5
The weighted-average grant-date fair value of share awards granted during the nine months ended March 27, 2021 and March 28, 2020 was $15.96 and $21.34, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended March 27, 2021 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at June 27, 2020	0.8
Granted	0.9
Change due to performance condition achievement	—
Vested	(0.2)
Forfeited	(0.1)
Non-vested at March 27, 2021	1.4
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended March 27, 2021 and March 28, 2020 was $16.71 and $21.30, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
12. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	March 27, 2021	June 27, 2020
	(millions)
Current debt:
Revolving Credit Facility	$—	$700.0
Note Payable	—	11.5
Total current debt	$—	$711.5

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Total long-term debt	1,600.0	1,600.0
Less: Unamortized discount and debt issuance costs on Senior Notes	(10.0)	(12.1)
Total long-term debt, net	$1,590.0	$1,587.9
During the three and nine months ended March 27, 2021, the Company recognized interest expense related to its debt of $17.3 million and $56.6 million, respectively. During the three-month and nine-month periods ended March 28, 2020, the Company recognized interest expense related to its debt of $16.7 million and $50.2 million, respectively.
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
On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. There were no outstanding borrowings on the Revolving Credit Facility as of March 27, 2021.

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
At March 27, 2021, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $650.7 million, $409.8 million, and $653.0 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At June 27, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $576.6 million, $393.4 million and $565.0 million, respectively.
Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures in China, the Company had an outstanding Note Payable of $11.5 million as of June 27, 2020, to the other partner of the Kate Spade Joint Ventures. The Note Payable was fully repaid as of March 27, 2021.
13. FAIR VALUE MEASUREMENTS
The Company categorizes its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at March 27, 2021 and June 27, 2020:

	Level 1		Level 2
	March 27, 2021	June 27, 2020	March 27, 2021	June 27, 2020
	(millions)
Assets:
Cash equivalents(1)	$594.9	$569.4	$8.1	$0.3
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Other	—	—	6.8	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Inventory-related instruments(3)	—	—	0.7	2.8
Intercompany loan and payable hedges(3)	—	—	1.2	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	1.7	1.3
Intercompany loan and payable hedges(3)	—	—	0.1	0.4

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
During the three months ended March 28, 2020, the Company recorded a full impairment of $267.0 million to the Stuart Weitzman indefinite-lived brand intangibles, and a full impairment of $210.7 million to goodwill pertaining to the Stuart Weitzman reporting unit. Refer to Note 7, "Goodwill and Other Intangible Asset" for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
During the three and nine months ended March 27, 2021, the Company recorded $12.6 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the three and nine months ended March 27, 2021, the Company recorded $46.2 million and $48.3 million, respectively, of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
During the three and nine months ended March 28, 2020, the Company recorded $46.7 million and $86.5 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the three and nine months ended March 28, 2020, the Company recorded $27.9 million and $63.7 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
The fair value of store assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.
14. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of March 27, 2021 and June 27, 2020:

	March 27, 2021			June 27, 2020
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Other:
Time deposits(1)	$0.7	$—	$0.7	$0.7	$—	$0.7
Other	6.8	0.1	6.9	7.4	0.1	7.5
Total Investments	$7.5	$0.1	$7.6	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
15. INCOME TAXES
The Company's effective tax rate for the nine months ended March 27, 2021 was 3.1%, as compared to (10.8)% for the nine months ended March 28, 2020. The effective tax rate for the current year was impacted by the geographic mix of earnings and the benefit from the net operating loss ("NOL") carryback claim recognized under the Coronavirus Aid, Relief and Economic Security ("CARES") Act during the nine months ended March 27, 2021. The negative effective tax rate recorded for the nine months ended March 28, 2020 was primarily attributable to tax expense being recorded on an overall operating loss for the period. Additionally, the effective tax rate for the nine months ended March 28, 2020 was impacted by certain trade name and goodwill impairments that were non-deductible for tax purposes and the decline in net sales from Covid-19. On March 27, 2020, H.R. 748, known as the CARES Act, was enacted. The provisions of the Act most applicable to the Company are the modification to allow for a five-year carryback of net operating losses and the technical amendment allowing businesses to claim an immediate deduction for costs associated with qualified improvement property.
16. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $42.0 million and $33.3 million outstanding at March 27, 2021 and June 27, 2020, respectively. The agreements, which expire at various dates through calendar 2025, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of March 27, 2021 related to debt repayments. Refer to Note 12, "Debt," for further information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
In addition to such routine legal proceedings, a putative class action complaint was filed in the Delaware Court of Chancery on May 7, 2020, naming the former chief executive officer and director of Kate Spade & Company and the other former directors of Kate Spade & Company, which the Company acquired on July 11, 2017 (the “Acquisition”), as defendants, and captioned Butler v. Leavitt, et al., C.A. No. 2020-0343-JTL. The complaint asserted claims on behalf of former Kate Spade & Company shareholders alleging breaches of fiduciary duty in connection with the Acquisition, including with respect to the defendants’ decision to pursue the Acquisition and Kate Spade & Company’s disclosures to stockholders in connection with the Acquisition. Under the terms of the agreement pursuant to which the Company acquired Kate Spade & Company, the Company was required to indemnify the defendants under this claim. The Company filed a motion to dismiss the complaint with prejudice, which was granted by the Delaware Court of Chancery on February 9, 2021. The matter, which has been concluded, did not have a material effect on the Company’s business or condensed consolidated financial statements.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment performance for the three and nine months ended March 27, 2021 and March 28, 2020:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended March 27, 2021
Net sales	$963.5	$252.4	$57.4	$—	$1,273.3
Gross profit	718.0	160.2	33.7	—	911.9
Operating income (loss)	251.4	(8.7)	(17.5)	(108.5)	116.7
Income (loss) before provision for income taxes	251.4	(8.7)	(17.5)	(129.8)	95.4
Depreciation and amortization expense(3)	32.1	14.1	5.4	14.9	66.5
Additions to long-lived assets(4)	5.4	0.8	0.9	12.1	19.2

Three Months Ended March 28, 2020
Net sales	$772.5	$249.5	$50.7	$—	$1,072.7
Gross profit(2)	475.7	122.5	18.0	—	616.2
Operating income (loss)	38.1	(91.3)	(530.7)	(101.6)	(685.5)
Income (loss) before provision for income taxes	38.1	(91.3)	(530.7)	(121.1)	(705.0)
Depreciation and amortization expense(3)	42.0	42.1	487.5	13.6	585.2
Additions to long-lived assets(4)	21.5	19.2	3.0	7.0	50.7

Nine Months Ended March 27, 2021
Net sales	$3,064.2	$868.4	$198.3	$—	$4,130.9
Gross profit	2,251.0	547.4	117.4	—	2,915.8
Operating income (loss)	933.4	73.3	(5.6)	(292.8)	708.3
Income (loss) before provision for income taxes	933.4	73.3	(5.6)	(346.0)	655.1
Depreciation and amortization expense(3)	80.4	35.8	10.8	42.2	169.2
Additions to long-lived assets(4)	25.1	9.4	2.2	32.2	68.9

Nine Months Ended March 28, 2020
Net sales	$3,008.3	$985.4	$252.9	$—	$4,246.6
Gross profit(2)	2,030.6	576.4	133.4	—	2,740.4
Operating income (loss)	620.4	(30.6)	(540.4)	(320.2)	(270.8)
Income (loss) before provision for income taxes	620.4	(30.6)	(540.4)	(372.8)	(323.4)
Depreciation and amortization expense(3)	121.1	84.1	505.2	39.8	750.2
Additions to long-lived assets(4)	66.2	54.5	13.3	38.9	172.9

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
(3)    Depreciation and amortization expense includes $1.7 million and $2.0 million of Acceleration Program costs for the three and nine months ended March 27, 2021 and $0.0 million and $0.2 million of integration costs recorded within the Kate Spade segment for the three and nine months ended March 28, 2020, respectively. Depreciation and amortization expense

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
includes impairment charges of $11.9 million for Coach, $21.0 million for Kate Spade and $482.4 million for Stuart Weitzman for the three months ended March 28, 2020, as a result of impairment of Stuart Weitzman intangible assets as well as store impairments due to the Covid-19 pandemic. Depreciation and amortization expense includes impairment charges of $31.4 million for Coach, $33.0 million for Kate Spade and $490.7 million for Stuart Weitzman for the nine months ended March 28, 2020. Refer to Note 7, "Goodwill and Other Intangible Assets" and Note 13, "Fair Value Measurements," for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer
In the third fiscal quarter, the Company made meaningful progress against its previously announced Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited approximately 700,000 new customers through our e-commerce channels in North America, a meaningful increase versus prior year, as we continue to meet consumers where they choose to shop and leverage social media platforms to build awareness and drive engagement, notably with Millennial and Gen Z consumers;
•Delivered an increase in purchase frequency versus prior year through enhanced and consistent brand experiences across touchpoints and reactivated lapsed customers across brands;
•Achieved significant growth in China compared to both FY20 and FY19 through integrated, comprehensive brand-building strategies, bringing innovative product, marketing, and experiences to Chinese consumers; Drove revenue gains with Chinese consumers globally compared to pre-pandemic levels;

•Effectively reduced stock keeping unit ("SKU") counts by 30% to 50% and improved assortment productivity, resulting in more focused product messaging and compelling offerings, which in turn, contributed to stronger overall average unit retail ("AUR") and gross margin through higher initial markups ("IMU") and lower promotional activity;
•Utilized data and analytics tools across Tapestry’s platform to provide us with a deeper understanding of customer behavior through measurement, enabling a ‘test-and-learn’ environment that empowers our teams to more quickly respond to changes in consumer preferences and demand as well as scale opportunities across brands;
•Continued to enhance the flexibility of our operating model, through a streamlined organizational structure and optimized global fleet, with 49 net closures year-to-date, representing a net decrease of 94 stores from the prior year; Remain on track to achieve gross run-rate savings of $300 million, including gross savings of $200 million in fiscal 2021.
Recent Developments
Covid-19 Pandemic
The Covid-19 virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Consequently, the spread of Covid-19 has caused significant global business disruptions. As a result of the widespread impact of Covid-19, Tapestry had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19. The vast majority of the Company's stores re-opened for either in-store or pick-up service and they have continued to operate since then, however, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Many of the Company's wholesale and licensing partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarters of fiscal 2020, and while the majority of stores have reopened, they have also been subject to temporary re-closures and tighter capacity restrictions operating in compliance with the rules of certain local governments. However, there is still uncertainty around the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to make adjustments to our operating plan. Refer to Part II, Item 1A. "Risk Factors" herein and as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2020.
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
•Reduced capital expenditures through optimization of our fleet and prioritizing investment in digital.
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
•Tightly managed inventories by reflowing product introductions and cancelling inventory receipts as well as planned reduction of SKUs.
•Drew down $700 million from its $900 million Revolving Credit Facility to add to cash balances, all of which was repaid during fiscal 2021.
•Suspended its quarterly cash dividend and share repurchase program beginning in the fourth quarter of fiscal 2020.
The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Additionally, on December 27, 2020, the Covid-19 stimulus package was signed into law, which contained enhancements to certain tax credits enacted under the CARES Act. Certain provisions impacted the results of the Company. Refer to Note 15, "Income Taxes" for additional information on these provisions.
Since March 2020, the governments of numerous countries in which we operate have issued relief packages in response to Covid-19. These packages include, amongst other things, extended filing deadlines, wage subsidies, social security relief, rent relief and deferred tax payments. The Company is seeking select relief under these provisions where eligible. The Company has to make certain judgements in interpretation of the law and/or await guidance from the local authorities.
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under the Acceleration Program and expects to incur certain costs reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020, the Company now expects to incur total pre-tax charges of approximately $205 - $220 million related to the Acceleration Program. Charges expected related to the Acceleration Program increased modestly due to additional professional fees and performance-based compensation. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022. Refer to Note 6, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information. The Company estimates that it will realize approximately $300 million in gross run rate expense savings from these initiatives, including $200 million projected for fiscal 2021.
Impairment
During the third quarter of fiscal 2021, the Company recorded $45.8 million of impairment charges related to lease right-of-use assets, which were primarily driven by the continued impacts of Covid-19. Refer to Note 13, "Fair Value Measurements" for further information.
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
In addition, the Company has been experiencing delays as a result of port congestion, vessel availability and container shortages for imported products, which has resulted in longer lead times or increased inbound freight costs. These issues are expected to be exacerbated by the disruption in the Suez Canal in March 2021, resulting in a modest impact to the Company. Furthermore, the Kate Spade brand had inventory on the Maersk Essen and One Apus cargo ships, which experienced weather related incidents that resulted in delays of inventory receipts, as well as some loss of product. The Company was able to mitigate the impact of these incidents through various actions, resulting in an immaterial impact to the Company.
The Biden Administration may enact additional stimulus legislation or support public health policies, including the widespread distribution of vaccines, which may mitigate the impact of the pandemic. Furthermore, during the third quarter of fiscal 2021, the Biden Administration proposed an infrastructure plan that includes provisions to increase the U.S. corporate tax rate from 21% to 28%, increase the U.S. taxation of our international business operations and impose a global minimum tax. While the proposal is not finalized, if passed as currently communicated, it would have an adverse impact on our tax rate and financial results.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that the outbreak of the Covid-19 pandemic has negatively shocked the global economy and may have a sustained negative impact on the global economic growth as compared to pre-pandemic estimates. However, economic data for the end of calendar 2020 leading into the beginning of 2021 has indicated stronger-than-projected momentum, resulting in upward revisions of estimated growth. Nevertheless, the global economy still faces lingering concerns pertaining to uncertainties around Covid-19 that might hinder expected growth rates and progress. Thus, the revisions to estimated growth are heavily dependent on continued strong multilateral cooperation to bring the pandemic under control, including funding and support from local policymakers to make strategic investments that aid economic activity.
Furthermore, currency volatility, political instability and potential changes to trade agreements or duty rates may contribute to a worsening of the macroeconomic environment or adversely impact our business. Continued increases in trade tensions could impact the Company's ability to grow its business, particularly with the Chinese consumer globally. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country. There continues to be a possibility under the Biden Administration of increases in tariffs on goods imported into the U.S. from China, Vietnam, Spain, or other countries.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2020.

THIRD QUARTER FISCAL 2021 COMPARED TO THIRD QUARTER FISCAL 2020
The following table summarizes results of operations for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,273.3	100.0%	$1,072.7	100.0%	$200.6	18.7%
Gross profit	911.9	71.6	616.2	57.4	295.7	48.0
SG&A expenses	795.2	62.5	1,301.7	NM	(506.5)	(38.9)
Operating income (loss)	116.7	9.2	(685.5)	(63.9)	802.2	NM
Interest expense, net	16.9	1.3	13.5	1.3	3.4	25.4
Other expense (income)	4.4	0.4	6.0	0.6	(1.6)	(25.5)
Provision for income taxes	3.7	0.3	(27.9)	(2.6)	31.6	NM
Net income (loss)	91.7	7.2	(677.1)	(63.1)	768.8	NM
Net income (loss) per share:
Basic	$0.33		$(2.45)		$2.78	NM
Diluted	$0.32		$(2.45)		$2.77	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2021 and fiscal 2020 reflect the costs attributable to the Acceleration Program, Impairment charges, ERP system implementation efforts and Organization-related and Integration costs, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Third Quarter Fiscal 2021 Items

	Three Months Ended March 27, 2021
		Items Affecting Comparability
	GAAP Basis (As Reported)	Acceleration Program	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	718.0	—	—	718.0
Kate Spade	160.2	—	—	160.2
Stuart Weitzman	33.7	—	—	33.7
Gross profit(1)	$911.9	$—	$—	$911.9

Coach	466.6	4.7	20.4	441.5
Kate Spade	168.9	0.9	19.3	148.7
Stuart Weitzman	51.2	3.4	6.1	41.7
Corporate	108.5	11.4	—	97.1
SG&A expenses	$795.2	$20.4	$45.8	$729.0

Coach	251.4	(4.7)	(20.4)	276.5
Kate Spade	(8.7)	(0.9)	(19.3)	11.5
Stuart Weitzman	(17.5)	(3.4)	(6.1)	(8.0)
Corporate	(108.5)	(11.4)	—	(97.1)
Operating income (loss)	$116.7	$(20.4)	$(45.8)	$182.9

Provision for income taxes	3.7	(3.2)	(9.8)	16.7
Net income (loss)	$91.7	$(17.2)	$(36.0)	$144.9
Net income (loss) per diluted common share	$0.32	$(0.06)	$(0.13)	$0.51

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the third quarter of fiscal 2021 the Company incurred charges as follows:
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" herein and Note 6, "Restructuring Activities," for further information.
•Impairment - Total charges are primarily due to impairment charges on lease right-of-use ("ROU") assets. Refer to the "Executive Overview" herein and Note 13, "Fair Value Measurements," for further information.
These actions taken together increased the Company's SG&A expenses by $66.2 million and reduced Provision for income taxes by $13.0 million, negatively impacting Net income by $53.2 million or $0.19 per diluted share.

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
In the third quarter of fiscal 2020, the Company incurred the following:
•ERP Implementation - Total charges represent technology implementation costs.
•Organization-related and Integration costs - Total charges represent integration costs primarily related to professional fees. Refer to Note 5, "Integration," for more information regarding integration costs.
•Impairment - Total charges are primarily due to impairment charges on the indefinite-lived brand intangible asset and goodwill for Stuart Weitzman, impairment charges on property and equipment assets and lease ROU assets, as well as increases in inventory reserves. Refer to Note 7, "Goodwill and Other Intangible Assets," Note 13, "Fair Value Measurements," and Note 17, "Segment Information," for further information.
    These actions taken together increased the Company's SG&A expenses by $549.9 million, Cost of sales by $104.0 million and reduced Provision for income taxes by $52.6 million, negatively impacting Net income by $601.3 million or $2.18 per diluted share.
Tapestry, Inc. Summary – Third Quarter of Fiscal 2021
Currency Fluctuation Effects
The change in net sales and gross margin for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales
The Company has provided comparisons to certain fiscal year 2019 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, notably in the second half of fiscal year 2020.

	Three Months Ended		Variance
	March 27, 2021	March 28, 2020	Amount	%	Constant Currency Change	% Change versus FY19
	(millions)
Coach	$963.5	$772.5	$191.0	24.7%	21.6%	(0.2)%
Kate Spade	252.4	249.5	2.9	1.2	0.2	(10.2)
Stuart Weitzman	57.4	50.7	6.7	12.9	9.3	(32.7)
Total Tapestry	$1,273.3	$1,072.7	$200.6	18.7	16.0	(4.4)
Net sales in the third quarter of fiscal 2021 increased 18.7% or $200.6 million to $1.27 billion. Excluding the effects of foreign currency, net sales increased by 16.0% or $172.0 million.
•Coach Net Sales increased 24.7% or $191.0 million to $963.5 million in the third quarter of fiscal 2021. Excluding the impact of foreign currency, net sales increased 21.6% or $166.8 million. This increase in net sales is primarily attributed to an increase of $157.3 million in net global retail sales driven by higher global e-commerce sales and store sales in mainland China, partially offset by lower store sales in North America, Other Asia, including Japan, and Europe, due to the impact of Covid-19. This increase in net sales is also partially attributed to an $8.3 million increase in wholesale sales.
•Kate Spade Net Sales increased 1.2% or $2.9 million to $252.4 million in the third quarter of fiscal 2021. Excluding the impact of foreign currency, net sales increased 0.2% or $0.4 million. This increase is primarily due to an increase of $12.8 million in net global retail sales driven by higher global e-commerce sales and store sales in mainland China, partially offset by lower store sales in Other Asia, including Japan, and North America. This increase in net sales was partially offset by a decline of $12.1 million in wholesale sales, primarily due to lower wholesale shipments and a strategic pullback in disposition.
•Stuart Weitzman Net Sales increased 12.9% or $6.7 million to $57.4 million in the third quarter of fiscal 2021. Excluding the impact of foreign currency, net sales increased 9.3% or $4.7 million. This increase was primarily due to a net increase of $5.4 million in the retail business, which is attributed to an increase in store sales in mainland China and an increase in global e-commerce sales, partially offset by store closures related to fleet optimization under the Acceleration Program.
Gross Profit

	Three Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$718.0	74.5%	$475.7	61.6%	$242.3	50.9%
Kate Spade	160.2	63.5	122.5	49.1	37.7	30.8
Stuart Weitzman	33.7	58.9	18.0	35.4	15.7	87.7
Tapestry	$911.9	71.6	$616.2	57.4	$295.7	48.0
Gross profit increased 48.0% or $295.7 million to $911.9 million in the third quarter of fiscal 2021 from $616.2 million in the third quarter of fiscal 2020. Gross margin for the third quarter of fiscal 2021 was 71.6% as compared to 57.4% in the third quarter of fiscal 2020. Excluding items affecting comparability of $104.0 million in the third quarter of fiscal 2020 as discussed in the "GAAP to non-GAAP Reconciliation" herein, gross profit increased 26.6% or $191.7 million to $911.9 million from $720.2 million in the third quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased 450 basis points to 71.6% compared to 67.1% in the third quarter of fiscal 2020, and on a constant currency basis, gross margin increased 440 basis points from the third quarter of fiscal 2020.

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
•Coach Gross Profit increased 50.9% or $242.3 million to $718.0 million in the third quarter of fiscal 2021 from $475.7 million in the third quarter of fiscal 2020. Gross margin increased to 74.5% in the third quarter of fiscal 2021 from 61.6% in the third quarter of fiscal 2020. Excluding items affecting comparability of $61.9 million in the third quarter of fiscal 2020, gross profit increased 33.6% or $180.4 million to $718.0 million from $537.6 million in the third quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased 490 basis points to 74.5% from 69.6% in the third quarter of fiscal 2020, and on a constant currency basis gross margin increased 510 basis points from the third quarter of fiscal 2020. This increase in gross margin was primarily due to reduced promotional activity.
•Kate Spade Gross Profit increased 30.8% or $37.7 million to $160.2 million in the third quarter of fiscal 2021 from $122.5 million in the third quarter of fiscal 2020. Gross margin increased to 63.5% in the third quarter of fiscal 2021 from 49.1% in the third quarter of fiscal 2020. Excluding items affecting comparability of $32.3 million in the third quarter of fiscal 2020, gross profit increased 3.5% or $5.4 million to $160.2 million from $154.8 million in the third quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased 150 basis points to 63.5% from 62.0% in the third quarter of fiscal 2020. Kate Spade gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily due to a strategic pullback in disposition and reduced promotional activity.
•Stuart Weitzman Gross Profit increased 87.7% or $15.7 million to $33.7 million during the third quarter of fiscal 2021 from $18.0 million in the third quarter of fiscal 2020. Gross margin increased to 58.9% in the third quarter of fiscal 2021 from 35.4% in the third quarter of fiscal 2020. Excluding items affecting comparability of $9.8 million in the third quarter of fiscal 2020, Stuart Weitzman gross profit increased 21.5% or $5.9 million to $33.7 million from $27.8 million in the third quarter of fiscal 2020. Excluding items affecting comparability, gross margin increased 420 basis points to 58.9% from 54.7% in the third quarter of fiscal 2020, and on a constant currency basis gross margin increased 30 basis points from the third quarter of fiscal 2020.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$466.6	48.4%	$437.6	56.6%	$29.0	6.6%
Kate Spade	168.9	66.9	213.8	85.7	(44.9)	(21.0)
Stuart Weitzman	51.2	89.4	548.7	NM	(497.5)	(90.7)
Corporate	108.5	NA	101.6	NA	6.9	6.8
Tapestry	$795.2	62.5	$1,301.7	NM	$(506.5)	(38.9)
SG&A expenses decreased 38.9% or $506.5 million to $795.2 million in the third quarter of fiscal 2021 as compared to $1.30 billion in the third quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 62.5% during the third quarter of fiscal 2021. Excluding items affecting comparability of $66.2 million and $549.9 million in the third quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 3.0% or $22.8 million to $729.0 million from $751.8 million in the third quarter of fiscal 2020. SG&A as a percentage of sales decreased to 57.3% as compared to 70.1% during the third quarter of fiscal 2020. This decrease in SG&A expenses includes actions taken as part of the Acceleration Program partially offset by an increase in accrued Annual Incentive Plan expenses.
•Coach SG&A Expenses decreased 6.6% or $29.0 million to $466.6 million in the third quarter of fiscal 2021 as compared to $437.6 million in the third quarter of fiscal 2020. SG&A expenses as a percentage of net sales decreased to 48.4% during the third quarter of fiscal 2021 from 56.6% during the third quarter of fiscal 2020. Excluding items affecting comparability of $25.1 million and $16.4 million in the third quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses increased 4.8% or $20.3 million to $441.5 million during the third quarter of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 45.8% in the third quarter of fiscal 2021 from 54.5% in the third quarter of fiscal 2020. This increase in SG&A expenses is primarily due to an increase in digital marketing spend and e-commerce related operational and selling costs in support of higher e-commerce sales, partially offset by a decline in compensation costs.

•Kate Spade SG&A Expenses decreased 21.0% or $44.9 million to $168.9 million in the third quarter of fiscal 2021 as compared to $213.8 million in the third quarter of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 66.9% during the third quarter of fiscal 2021 as compared to 85.7% during the third quarter of fiscal 2020. Excluding items affecting comparability of $20.2 million and $41.8 million in the third quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 13.5% or $23.3 million to $148.7 million during the third quarter of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 58.9% in the third quarter of fiscal 2021 from 68.9% in the third quarter of fiscal 2020. This decrease in SG&A expenses is primarily due to a decline in occupancy costs, compensation costs and depreciation expense, partially offset by an increase in e-commerce related operational and selling costs in support of higher e-commerce sales.
•Stuart Weitzman SG&A Expenses decreased 90.7% or $497.5 million to $51.2 million in the third quarter of fiscal 2021 as compared to $548.7 million in the third quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 89.4% during the third quarter of fiscal 2021. Excluding items affecting comparability of $9.5 million and $486.0 million in the third quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 33.5% or $21.0 million to $41.7 million during the third quarter of fiscal 2021 from $62.7 million during the third quarter of fiscal 2020; and SG&A expenses as a percentage of net sales decreased to 72.8% in the third quarter of fiscal 2021. This decrease is primarily due to higher bad debt reserves in prior year due to Covid-19, as well as a decline in occupancy and compensation costs, mainly as a result of fleet optimization under the Acceleration Program.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 6.8% or $6.9 million to $108.5 million in the third quarter of fiscal 2021 as compared to $101.6 million in the third quarter of fiscal 2020. Excluding items affecting comparability of $11.4 million and $5.7 million in the third quarter of fiscal 2021 and fiscal 2020, respectively, SG&A expenses increased 1.3% or $1.2 million to $97.1 million in the third quarter of fiscal 2021 as compared to $95.9 million in the third quarter of fiscal 2020. This increase in SG&A expenses was primarily driven by an increase in accrued Annual Incentive Plan expenses partially offset by lower variable occupancy costs.
Operating Income (Loss)

	Three Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$251.4	26.1%	$38.1	4.9%	$213.3	NM
Kate Spade	(8.7)	(3.4)	(91.3)	(36.6)	82.6	90.5
Stuart Weitzman	(17.5)	(30.5)	(530.7)	NM	513.2	(96.7)
Corporate	(108.5)	NA	(101.6)	NA	(6.9)	(6.8)
Tapestry	$116.7	9.2	$(685.5)	(63.9)	$802.2	NM
Operating income increased $802.2 million to $116.7 million in the third quarter of fiscal 2021 as compared to an operating loss of $685.5 million in the third quarter of fiscal 2020. Operating margin was 9.2% in the third quarter of fiscal 2021 as compared to (63.9)% in the third quarter of fiscal 2020. Excluding items affecting comparability of $66.2 million and $653.9 million in the third quarter of fiscal 2021 and fiscal 2020, respectively, operating income increased $214.5 million to $182.9 million in the third quarter of fiscal 2021 from an operating loss of $31.6 million in the third quarter of fiscal 2020; and operating margin increased to 14.4% in the third quarter of fiscal 2021 as compared to (2.9)% in the third quarter of fiscal 2020.
•Coach Operating Income increased $213.3 million to $251.4 million in the third quarter of fiscal 2021, resulting in an operating margin of 26.1%, as compared to $38.1 million and 4.9%, respectively, in the third quarter of fiscal 2020. Excluding items affecting comparability, Coach operating income increased $160.1 million to $276.5 million from $116.4 million in the third quarter of fiscal 2020; and operating margin was 28.7% in the third quarter of fiscal 2021 as compared to 15.1% in the third quarter of fiscal 2020. This increase in operating income was due to higher gross profit, partially offset by higher SG&A expenses.
•Kate Spade Operating Loss decreased 90.5% or $82.6 million to $8.7 million in the third quarter of fiscal 2021, resulting in an operating margin of (3.4)%, as compared to an operating loss of $91.3 million and operating margin of (36.6)% in the third quarter of fiscal 2020. Excluding items affecting comparability, Kate Spade operating income increased $28.7 million to $11.5 million from an operating loss of $17.2 million in the third quarter of fiscal 2020; and operating margin was 4.6% in the third quarter of fiscal 2021 as compared to (6.9)% in the third quarter of fiscal 2020. This increase in operating income was due to lower SG&A expenses and higher gross profit.

•Stuart Weitzman Operating Loss decreased 96.7% or $513.2 million to $17.5 million in the third quarter of fiscal 2021, resulting in an operating margin of (30.5)%, as compared to an operating loss of $530.7 million in the third quarter of fiscal 2020. Excluding items affecting comparability, Stuart Weitzman operating loss decreased 77.2% or $26.9 million to $8.0 million, resulting in an operating margin of (13.9)%, as compared to operating loss of $34.9 million in the third quarter of fiscal 2020. This decrease in operating loss was due to lower SG&A expenses and higher gross profit.
Interest Expense, net
Interest expense, net increased 25.4% or $3.4 million to $16.9 million in the third quarter of fiscal 2021 as compared to $13.5 million in the third quarter of fiscal 2020. The increase in interest expense, net is mainly due to lower interest income.
Other Expense (Income)
Other expense decreased 25.5% or $1.6 million to $4.4 million in the third quarter of fiscal 2021 as compared to $6.0 million in the third quarter of fiscal 2020. The decrease in other expense is related to a decrease in foreign exchange losses.
Provision for Income Taxes
The effective tax rate was 3.8% in the third quarter of fiscal 2021 as compared to 4.0% in the third quarter of fiscal 2020. Excluding items affecting comparability, the effective tax rate was 10.3% in the third quarter of 2021 as compared to (48.2)% in the third quarter of fiscal 2020. The increase in our effective tax rate was primarily attributable to the geographic mix of earnings and the tax provision for the third quarter of fiscal 2020 being based on an operating loss due to a decline in net sales from Covid-19.
Net Income (Loss)
Net income increased $768.8 million to $91.7 million in the third quarter of fiscal 2021 as compared to net loss of $677.1 million in the third quarter of fiscal 2020. Excluding items affecting comparability, net income increased $220.7 million to a net income of $144.9 million in the third quarter of fiscal 2021 as compared to a net loss of $75.8 million in the third quarter of fiscal 2020. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share increased $2.77 to $0.32 in the third quarter of fiscal 2021 as compared to net loss per diluted share of $2.45 in the third quarter of fiscal 2020. Excluding items affecting comparability, net income per diluted share increased $0.78 to $0.51 in the third quarter of fiscal 2021 as compared to net loss per diluted share of $0.27 in the third quarter of fiscal 2020. This change was primarily due to higher net income.

FIRST NINE MONTHS FISCAL 2021 COMPARED TO FIRST NINE MONTHS FISCAL 2020
The following table summarizes results of operations for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$4,130.9	100.0%	$4,246.6	100.0%	$(115.7)	(2.7)%
Gross profit	2,915.8	70.6	2,740.4	64.5	175.4	6.4
SG&A expenses	2,207.5	53.4	3,011.2	70.9	(803.7)	(26.7)
Operating income (loss)	708.3	17.1	(270.8)	(6.4)	979.1	NM
Interest expense, net	55.0	1.3	39.8	0.9	15.2	38.2
Other expense (income)	(1.8)	—	12.8	0.3	(14.6)	NM
Provision for income taxes	20.7	0.5	34.9	0.8	(14.2)	(40.9)
Net income (loss)	634.4	15.4	(358.3)	(8.4)	992.7	NM
Net income (loss) per share:
Basic	$2.29		$(1.28)		$3.57	NM
Diluted	$2.25		$(1.28)		$3.53	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2021 and fiscal 2020 reflect the impact of the costs attributable to the CARES Act Tax Impact, the Acceleration Program, Impairment charges, ERP system implementation efforts and Organization-related and Integration costs, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Nine Months of Fiscal 2021 Items

	Nine Months Ended March 27, 2021
		Items Affecting Comparability
	GAAP Basis (As Reported)	CARES Act Tax Impact	Acceleration Program	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	2,251.0	—	—	—	2,251.0
Kate Spade	547.4	—	—	—	547.4
Stuart Weitzman	117.4	—	—	—	117.4
Gross profit(1)	$2,915.8	$—	$—	$—	$2,915.8

SG&A expenses
Coach	1,317.6	—	21.2	20.4	1,276.0
Kate Spade	474.1	—	4.3	19.3	450.5
Stuart Weitzman	123.0	—	(1.3)	6.1	118.2
Corporate	292.8	—	44.5	—	248.3
SG&A expenses	$2,207.5	$—	$68.7	$45.8	$2,093.0

Operating income (loss)
Coach	933.4	—	(21.2)	(20.4)	975.0
Kate Spade	73.3	—	(4.3)	(19.3)	96.9
Stuart Weitzman	(5.6)	—	1.3	(6.1)	(0.8)
Corporate	(292.8)	—	(44.5)	—	(248.3)
Operating income (loss)	$708.3	$—	$(68.7)	$(45.8)	$822.8

Provision for income taxes	20.7	(95.0)	(15.4)	(9.8)	140.9
Net income (loss)	$634.4	$95.0	$(53.3)	$(36.0)	$628.7
Net income (loss) per diluted common share	$2.25	$0.27	$(0.15)	$(0.10)	$2.23

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first nine months of fiscal 2021 the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount relates to the income tax benefits under the CARES Act, most notably the Net Operating Loss ("NOL") carryback claim. Refer to Note 15, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" herein and Note 6, "Restructuring Activities," for further information.
•Impairment - Total charges are primarily due to impairment charges on lease ROU assets. Refer to the "Executive Overview" herein and Note 13, "Fair Value Measurements," for further information.
These actions taken together increased the Company's SG&A expenses by $114.5 million and decreased Provision for income taxes by $120.2 million, positively impacting Net income by $5.7 million or $0.02 per diluted share.

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
In the first nine months of fiscal 2020, the Company incurred charges as follows:
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
•Impairment - Total charges are primarily due to impairment charges on the indefinite-lived brand intangible asset and goodwill for Stuart Weitzman, impairment charges on property and equipment assets and lease ROU assets, as well as increases in inventory reserves. Refer to Note 7, "Goodwill and Other Intangible Assets," Note 13, "Fair Value Measurements," and Note 17, "Segment Information," for further information.
    These actions taken together increased the Company's Cost of sales by $109.6 million, increased SG&A expenses by $669.4 million and decreased Provision for income taxes by $79.1 million, negatively impacting Net income by $699.9 million or $2.50 per diluted share.

Tapestry, Inc. Summary – First Nine Months of Fiscal 2021
Currency Fluctuation Effects
The change in net sales and gross margin for the first nine months of fiscal 2021 compared to fiscal 2020 has been presented both including and excluding currency fluctuation effects.
Net Sales
The Company has provided comparisons to certain fiscal year 2019 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, notably in the second half of fiscal year 2020.

	Nine Months Ended		Variance
	March 27, 2021	March 28, 2020	Amount	%	Constant Currency Change	% Change versus FY19
	(millions)
Coach	$3,064.2	$3,008.3	$55.9	1.9%	0.4%	(3.5)%
Kate Spade	868.4	985.4	(117.0)	(11.9)	(12.4)	(16.1)
Stuart Weitzman	198.3	252.9	(54.6)	(21.6)	(23.1)	(34.8)
Total Tapestry	$4,130.9	$4,246.6	$(115.7)	(2.7)	(4.0)	(8.5)
Net sales in the first nine months of fiscal 2021 decreased 2.7% or $115.7 million to $4.13 billion. Excluding the effects of foreign currency, net sales decreased by 4.0% or $169.6 million.
•Coach Net Sales increased 1.9% or $55.9 million to $3.06 billion in the first nine months of fiscal 2021. Excluding the impact of foreign currency, net sales increased 0.4% or $10.8 million. This increase in net sales is primarily attributed to a net increase of $5.7 million in net global retail sales driven by higher global e-commerce sales and store sales in mainland China, partially offset by lower store sales in North America, Other Asia, including Japan, and Europe, due to the impact of Covid-19. This increase in net sales is also partially attributed to a $3.1 million increase in wholesale sales.
•Kate Spade Net Sales decreased 11.9% or $117.0 million to $868.4 million in the first nine months of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 12.4% or $121.9 million. This decrease in net sales is driven by a decline of $54.8 million in net global retail sales driven by lower store sales, primarily in North America, due to the impact of the Covid-19, partially offset by an increase in global e-commerce sales. Wholesale sales also declined $65.8 million, primarily due to a strategic pullback in disposition and lower demand as a result of the Covid-19 outbreak.
•Stuart Weitzman Net Sales decreased 21.6% or $54.6 million to $198.3 million in the first nine months of fiscal 2021. Excluding the impact of foreign currency, net sales decreased 23.1% or $58.6 million. This decrease was primarily due to a net decline of $33.7 million in the retail business, which is attributed to store closures related to fleet optimization under the Acceleration Program, as well as a decline in demand as a result of Covid-19. Additionally, wholesale sales decreased $24.9 million, which is primarily due to a decline in demand as a result of Covid-19.
Gross Profit

	Nine Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,251.0	73.5%	$2,030.6	67.5%	$220.4	10.8%
Kate Spade	547.4	63.0	576.4	58.5	(29.0)	(5.0)
Stuart Weitzman	117.4	59.2	133.4	52.7	(16.0)	(12.0)
Tapestry	$2,915.8	70.6	$2,740.4	64.5	$175.4	6.4

Gross profit increased 6.4% or $175.4 million to $2.92 billion during the first nine months of fiscal 2021 from $2.74 billion in the first nine months of fiscal 2020. Gross margin for the first nine months of fiscal 2021 was 70.6% as compared to 64.5% in the first nine months of fiscal 2020. Excluding items affecting comparability of $109.6 million in the first nine months of fiscal 2020, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 2.3% or $65.8 million to $2.92 billion in the first nine months of fiscal 2021, and gross margin increased to 70.6% from 67.1% in the first nine months of fiscal 2020, and on a constant currency basis, gross margin increased 340 basis points from the first nine months of fiscal 2020.
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
•Coach Gross Profit increased 10.8% or $220.4 million to $2.25 billion in the first nine months of fiscal 2021 from $2.03 billion in the first nine months of fiscal 2020. Gross margin increased 600 basis points to 73.5% in the first nine months of fiscal 2021 from 67.5% in the first nine months of fiscal 2020. Excluding items affecting comparability of $62.0 million in the first nine months of fiscal 2020, Coach gross profit increased 7.6% or $158.4 million to $2.25 billion in the first nine months of fiscal 2021 from $2.09 billion in the first nine months of fiscal 2020. Excluding items affecting comparability, gross margin increased 390 basis points to 73.5% from 69.6% in the first nine months of fiscal 2020, and was not materially impacted by foreign currency. This increase in gross margin is primarily attributed to reduced promotional activity.
•Kate Spade Gross Profit decreased 5.0% or $29.0 million to $547.4 million in the first nine months of fiscal 2021 from $576.4 million in the first nine months of fiscal 2020. Gross margin increased 450 basis points to 63.0% in the first nine months of fiscal 2021 from 58.5% in the first nine months of fiscal 2020. Excluding items affecting comparability of $33.5 million in the first nine months of fiscal 2020, Kate Spade gross profit decreased 10.2% or $62.5 million to $547.4 million in the first nine months of fiscal 2021 from $609.9 million in the first nine months of fiscal 2020. Excluding items affecting comparability, gross margin increased 110 basis points to 63.0% from 61.9% in the first nine months of fiscal 2020, and was not materially impacted by foreign currency. This increase in gross margin was primarily due to favorable channel mix including a strategic pullback in disposition and reduced promotional activity, which was partially offset by the impact of directly operating the footwear business.
•Stuart Weitzman Gross Profit decreased 12.0% or $16.0 million to $117.4 million during the first nine months of fiscal 2021 from $133.4 million in the first nine months of fiscal 2020. Gross margin increased 650 basis points to 59.2% in the first nine months of fiscal 2021 from 52.7% in the first nine months of fiscal 2020. Excluding items affecting comparability of $14.1 million in the first nine months of fiscal 2020, Stuart Weitzman gross profit decreased 20.4% or $30.1 million to $117.4 million in the first nine months of fiscal 2021 compared to $147.5 million in the first nine months of fiscal 2020, and gross margin increased 90 basis points to 59.2% from 58.3% in the first nine months of fiscal 2020. On a constant currency basis, gross margin decreased 110 basis points. This decrease in gross margin was primarily attributed to increased promotional activity partially offset by channel mix.
Selling, General and Administrative Expenses

	Nine Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,317.6	43.0%	$1,410.2	46.9%	$(92.6)	(6.6)%
Kate Spade	474.1	54.6	607.0	61.6	(132.9)	(21.9)
Stuart Weitzman	123.0	62.0	673.8	NM	(550.8)	(81.7)
Corporate	292.8	NA	320.2	NA	(27.4)	(8.5)
Tapestry	$2,207.5	53.4	$3,011.2	70.9	$(803.7)	(26.7)

SG&A expenses decreased 26.7% or $803.7 million to $2.21 billion in the first nine months of fiscal 2021 as compared to $3.01 billion in the first nine months of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 53.4% during the first nine months of fiscal 2021 as compared to 70.9% during the first nine months of fiscal 2020. Excluding items affecting comparability of $114.5 million and $669.4 million in the first nine months of fiscal 2021 and 2020, respectively, SG&A expenses decreased 10.6% or $248.8 million from the first nine months of fiscal 2020. Excluding items affecting comparability, SG&A expenses as a percentage of net sales decreased to 50.7% in the first nine months of fiscal 2021 from 55.1% in the first nine months of fiscal 2020. This decrease in SG&A expenses includes actions taken as part of the Acceleration Program as well as benefits from wage subsidies and rent concessions, partially offset by an increase in accrued Annual Incentive Plan expenses.
•Coach SG&A Expenses decreased 6.6% or $92.6 million to $1.32 billion in the first nine months of fiscal 2021 as compared to $1.41 billion in the first nine months of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 43.0% during the first nine months of fiscal 2021 as compared to 46.9% during the first nine months of fiscal 2020. Excluding items affecting comparability of $41.6 million and $57.8 million in the first nine months of fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 5.6% or $76.4 million to $1.28 billion in the first nine months of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 41.6% in the first nine months of fiscal 2021 from 45.0% in the first nine months of fiscal 2020. This decrease in SG&A expenses was primarily due to a decline in compensation costs, occupancy costs and depreciation expense, partially offset by an increase in digital marketing spend and e-commerce related operational and selling costs in support of higher e-commerce sales.
•Kate Spade SG&A Expenses decreased 21.9% or $132.9 million to $474.1 million in the first nine months of fiscal 2021 from $607.0 million in the first nine months of fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 54.6% during the first nine months of fiscal 2021 as compared to 61.6% during the first nine months of fiscal 2020. Excluding items affecting comparability of $23.6 million and $67.8 million in the first nine months of fiscal 2021 and 2020, respectively, SG&A expenses decreased 16.4% or $88.7 million to $450.5 million in the first nine months of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 51.9% in the first nine months of fiscal 2021 from 54.7% in the first nine months of fiscal 2020. This decrease in SG&A expenses was due to a decline in compensation costs, occupancy costs and depreciation expense, partially offset by an increase in digital marketing spend and e-commerce related operational and selling costs in support of higher e-commerce sales.
•Stuart Weitzman SG&A Expenses decreased 81.7% or $550.8 million to $123.0 million in the first nine months of fiscal 2021 as compared to $673.8 million in the first nine months of fiscal 2020. As a percentage of net sales, SG&A expenses was 62.0% during the first nine months of fiscal 2021. Excluding items affecting comparability of $4.8 million and $492.8 million in the first nine months of fiscal 2021 and 2020, respectively, SG&A expenses decreased 34.7% or $62.8 million to $118.2 million in the first nine months of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 59.7% in the first nine months of fiscal 2021. This decrease in SG&A expenses is primarily due to a decline in occupancy and compensation costs mainly as a result of fleet optimization under the Acceleration Program, higher bad debt reserves in prior year due to Covid-19, as well as declines in marketing spend.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, decreased 8.5% or $27.4 million to $292.8 million in the first nine months of fiscal 2021 as compared to $320.2 million in the first nine months of fiscal 2020. Excluding items affecting comparability of $44.5 million and $51.0 million in the first nine months of fiscal 2021 and 2020, respectively, SG&A expenses decreased by 7.8% or $20.9 million to $248.3 million in the first nine months of fiscal 2021 as compared to $269.2 million in the first nine months of fiscal 2020. This decrease in corporate expenses is due to a gain realized on the sale of our corporate office in Hong Kong, a gain realized on the deferred purchase price of the Kate Spade joint venture and lower variable occupancy cost, partially offset by an increase in accrued Annual Incentive Plan expenses.
Operating Income (Loss)

	Nine Months Ended
	March 27, 2021		March 28, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$933.4	30.5%	$620.4	20.6%	$313.0	50.4%
Kate Spade	73.3	8.4	(30.6)	(3.1)	103.9	NM
Stuart Weitzman	(5.6)	(2.8)	(540.4)	NM	534.8	99.0
Corporate	(292.8)	NA	(320.2)	NA	27.4	8.5
Tapestry	$708.3	17.1	$(270.8)	(6.4)	$979.1	NM

Operating income increased $979.1 million to $708.3 million in the first nine months of fiscal 2021 as compared to operating loss of $270.8 million in the first nine months of fiscal 2020. Operating margin was 17.1% in the first nine months of fiscal 2021 as compared to (6.4)% in the first nine months of fiscal 2020. Excluding items affecting comparability of $114.5 million and $779.0 million in the first nine months of fiscal 2021 and fiscal 2020, respectively, operating income increased $314.6 million to $822.8 million from $508.2 million in the first nine months of fiscal 2020; and operating margin was 19.9% in the first nine months of fiscal 2021 as compared to 12.0% in the first nine months of fiscal 2020.
•Coach Operating Income increased 50.4% or $313.0 million to $933.4 million in the first nine months of fiscal 2021, resulting in an operating margin of 30.5%, as compared to $620.4 million and 20.6%, respectively, in the first nine months of fiscal 2020. Excluding items affecting comparability, Coach operating income increased 31.7% or $234.8 million to $975.0 million from $740.2 million in the first nine months of fiscal 2020; and operating margin was 31.8% in the first nine months of fiscal 2021 as compared to 24.6% in the first nine months of fiscal 2020. This increase in operating income was due to an increase in gross profit and lower SG&A expense.
•Kate Spade Operating Income increased $103.9 million to $73.3 million in the first nine months of fiscal 2021, resulting in an operating margin of 8.4%, as compared to operating loss of $30.6 million and (3.1)%, respectively, in the first nine months of fiscal 2020. Excluding items affecting comparability, Kate Spade operating income increased $26.2 million to $96.9 million from $70.7 million in the first nine months of fiscal 2020; and operating margin was 11.2% in the first nine months of fiscal 2021 as compared to 7.2% in the first nine months of fiscal 2020. This increase in operating income was due lower SG&A expenses partially offset by a decrease in gross profit.
•Stuart Weitzman Operating Loss decreased 99.0% or $534.8 million to $5.6 million in the first nine months of fiscal 2021, resulting in an operating margin of (2.8)%, as compared to operating loss of $540.4 million in first nine months of fiscal 2020. Excluding items affecting comparability, Stuart Weitzman operating loss decreased 97.5% or $32.7 million to $0.8 million from $33.5 million in the first nine months of fiscal 2020; and operating margin was (0.4)% in the first nine months of fiscal 2021. This decrease in operating loss was due to lower SG&A expenses, partially offset by a decrease in gross profit.
Interest Expense, net
Interest expense, net increased 38.2% or $15.2 million to $55.0 million in the first nine months of fiscal 2021 as compared to $39.8 million in the first nine months of fiscal 2020. This increase in interest expense, net is due to lower interest income and additional interest expense related to the draw down on the Revolving Credit Facility in the fourth quarter of fiscal 2020.
Other Expense (Income)
Other income increased $14.6 million to income of $1.8 million in the first nine months of fiscal 2021 as compared to expense of $12.8 million in the first nine months of fiscal 2020. This increase in other income is related to an increase in foreign exchange gains.
Provision for Income Taxes
The effective tax rate was 3.1% in the first nine months of fiscal 2021 as compared to (10.8)% in the first nine months of fiscal 2020. Excluding items affecting comparability, the effective tax rate was 18.3% in the first nine months of fiscal 2021 as compared to 25.0% in the first nine months of fiscal 2020. This decrease in our effective tax rate was primarily attributable to geographic mix of earnings and the impact of nondeductible expenses on lower pretax operating income in the first nine months of fiscal 2020.
Net Income (Loss)
Net income increased $992.7 million to $634.4 million in the first nine months of fiscal 2021 as compared to net loss of $358.3 million in the first nine months of fiscal 2020. Excluding items affecting comparability, net income increased $287.1 million to $628.7 million in the first nine months of fiscal 2021 as compared to $341.6 million in the first nine months of fiscal 2020. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share increased $3.53 to $2.25 in the first nine months of fiscal 2021 as compared to net loss per diluted share of $1.28 in the first nine months of fiscal 2020. Excluding items affecting comparability, net income per diluted share increased $1.01 to $2.23 in the first nine months of fiscal 2021 from $1.22 in the first nine months of fiscal 2020. This change was primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter and the first nine months of fiscal 2021 and fiscal 2020 reflect certain items, including the impact of ERP Implementation and Organization-related and Integration costs in fiscal 2020, Impairment costs in fiscal 2020 and fiscal 2021, and Acceleration Program costs and CARES Act Tax Impact in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from the Internet. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to the uncertain business environment resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three and nine months ended March 27, 2021 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	March 27, 2021	March 28, 2020	Change
	(millions)

Net cash provided by (used in) operating activities	$944.6	$446.1	$498.5
Net cash used in investing activities	(43.6)	(69.2)	25.6
Net cash used in financing activities	(688.6)	(603.1)	(85.5)
Effect of exchange rate changes on cash and cash equivalents	13.0	(0.4)	13.4
Net increase/ (decrease) in cash and cash equivalents	$225.4	$(226.6)	$452.0
The Company’s cash and cash equivalents increased by $225.4 million in the first nine months of fiscal 2021 as compared to a decrease of $226.6 million in the first nine months of fiscal 2020, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $498.5 million due to higher net income of $992.7 million and changes in operating assets and liabilities of $345.9 million, partially off by the impact of non-cash adjustments of $840.1 million.
The $345.9 million increase in changes in operating asset and liability balances were primarily driven by the following:
•Accounts payable were a source of cash of $275.0 million in the first nine months of fiscal 2021 compared to a use of cash of $18.5 million in the first nine months of fiscal 2020, primarily due to the extension of payment terms to certain vendors in addition to higher inventory in transit compared to the prior period.
•Inventories were a source of cash of $63.9 million in the first nine months of fiscal 2021 compared to a use of cash of $171.6 million in the first nine months of fiscal 2020, primarily driven by higher than expected sales, more disciplined inventory management and actions taken to exit certain markets.
•Accrued liabilities were a source of cash of $7.6 million in the first nine months of fiscal 2021 compared to a use of cash of $31.2 million in the first nine months of fiscal 2020, primarily attributed to increased accruals for Annual Incentive Plan payments compared to the prior period and the timing of payments related to other taxes.
•Other liabilities were a use of cash of $10.2 million in the first nine months of fiscal 2021 compared to a use of cash of $37.6 million in the first nine months of fiscal 2020, primarily due to the timing of tax payments.
•Other assets were a use of cash of $105.7 million in the first nine months of fiscal 2021 compared to a source of cash of $19.1 million in the first nine months of fiscal 2020, primarily related to an increase in income tax receivable primarily due to the NOL carryback claim under the CARES Act.
•Trade accounts receivable were a use of cash of $49.3 million in the first nine months of fiscal 2021 compared to a source of cash of $75.2 million in the first nine months of fiscal 2020, primarily driven by a lower balance in the fourth quarter of fiscal 2020 due to impacts from Covid-19.
Net cash used in investing activities
Net cash used in investing activities in the first nine months of fiscal 2021 was $43.6 million as compared to a use of cash of $69.2 million in the first nine months of fiscal 2020, resulting in a $25.6 million decrease in net cash used in investing activities.
The $43.6 million use of cash in the first nine months of fiscal 2021 is primarily due to capital expenditures of $68.9 million partially offset by proceeds from the sale of building of $23.9 million.
The $69.2 million use of cash in the first nine months of fiscal 2020 is primarily due to cash used for purchases of investments of $212.4 million in the nine months of fiscal 2020 and capital expenditures of $172.9 million, partially offset by proceeds from maturities and sales of investments of $316.1 million.
Net cash used in financing activities
Net cash used in financing activities was $688.6 million in the first nine months of fiscal 2021 as compared to a use of cash of $603.1 million in the first nine months of fiscal 2020, resulting in a net increase in use of cash for financing activities of $85.5 million.

The $688.6 million of cash used in the first nine months of fiscal 2021 was primarily due to repayments on the revolving credit facility of $700.0 million and note payable of $11.5 million, partially offset by proceeds from share-based awards of $37.8 million.
The $603.1 million use of cash in the first nine months of fiscal 2020 was primarily due to repurchases of common stock of $300.0 million and dividend payments of $287.1 million.
Working Capital and Capital Expenditures
As of March 27, 2021, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,651.7	$—	$1,651.7
Short-term investments(1)	7.5	—	7.5
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$4,159.2	$1,600.0	$2,559.2

(1)    As of March 27, 2021, approximately 39% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of March 27, 2021, there were no borrowings outstanding under the Revolving Credit Facility. Refer to Note 12, "Debt," for further information on our existing debt instruments.
(3) In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior

Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of March 27, 2021, no known events of default have occurred. Refer to Note 12, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of March 27, 2021, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the remainder of fiscal 2021 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, which is uncertain as a result of Covid-19, and to financial, business and other factors, some of which are beyond the Company's control.
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2021 capital expenditures to be approximately $100 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended March 27, 2021 are not necessarily indicative of that expected for the full fiscal 2021. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2020. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2020. As of March 27, 2021, there have been no material changes to any of the critical accounting policies.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2020 testing date exceeded their respective carrying values by approximately 13% and 35%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and potential operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies including the direct operation of certain previous distributor and joint venture businesses, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and the simplification of certain corporate overhead structures and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline from those that are expected it is possible that these assets could be impaired.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of March 27, 2021 and June 27, 2020, forward currency contracts designated as cash flow hedges with a notional amount of $70.4 million and $586.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of March 27, 2021.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of March 27, 2021 and June 27, 2020 the total notional values of outstanding forward foreign currency contracts related to these loans were $238.5 million and $76.9 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at March 27, 2021 and June 27, 2020 was $1.9 million and $2.9 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at March 27, 2021 and June 27, 2020 was $1.8 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At March 27, 2021, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $651 million, $410 million and $653 million, respectively. At June 27, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $577 million, $393 million and $565 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of March 27, 2021.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to such routine legal proceedings, a putative class action complaint was filed in the Delaware Court of Chancery on May 7, 2020, naming the former chief executive officer and director of Kate Spade & Company and the other former directors of Kate Spade & Company, which the Company acquired on July 11, 2017 (the “Acquisition”), as defendants, and captioned Butler v. Leavitt, et al., C.A. No. 2020-0343-JTL. The complaint asserted claims on behalf of former Kate Spade & Company shareholders alleging breaches of fiduciary duty in connection with the Acquisition, including with respect to the defendants’ decision to pursue the Acquisition and Kate Spade & Company’s disclosures to stockholders in connection with the Acquisition. Under the terms of the agreement pursuant to which the Company acquired Kate Spade & Company, the Company was required to indemnify the defendants under this claim. The Company filed a motion to dismiss the complaint with prejudice, which was granted by the Delaware Court of Chancery on February 9, 2021. The matter, which has been concluded, did not have a material effect on the Company’s business or condensed consolidated financial statements.
Tapestry has not entered into any transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. Accordingly, we have not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part II, Item 1A., Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2020.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of common stock during the third quarter of fiscal 2021. As of March 27, 2021, the Company had $600 million availability remaining in the stock repurchase program. The Company may terminate or limit the share repurchase program at any time. The Company is restricted from engaging in share buybacks during the Covenant Relief Period under Amendment No.1 to its Credit Facility.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.     EXHIBITS

10.1*	First Amendment to Lease, dated as of March 12, 2021, between Legacy Yards Tenant LP, a Delaware limited partnership and Tapestry, Inc.
10.2*†	Letter Agreement, dated April 12, 2021, between the Registrant and Todd Kahn
10.3*†	Letter Agreement, dated April 26, 2021, between the Registrant and Andrea Shaw Resnick
10.4*†	Letter Agreement, dated April 26, 2021, between the Registrant and Scott Roe
31.1*	Rule 13(a) – 14(a)/15(d) – 14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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

Dated: May 6, 2021