Form 10-K
period 2021-07-03
TAPESTRY, INC.
filed 2021-08-19
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of Tapestry, Inc. common stock held by non-affiliates as of December 24, 2020 (the last business day of the most recently completed second fiscal quarter) was approximately $8.6 billion. For purposes of determining this amount only, the registrant has excluded shares of common stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On August 6, 2021, the Registrant had 279,575,180 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III, Items 10 – 14

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including those discussed in the sections of this Form 10-K filing entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include, but are not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings; and (xv) the risks associated with climate change and other corporate responsibility issues. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

In this Form 10-K, references to “we,” “our,” “us,” "Tapestry" and the “Company” refer to Tapestry, Inc., including consolidated subsidiaries as of July 3, 2021 ("fiscal 2021"). References to "Coach," "Kate Spade," "kate spade new york" or "Stuart Weitzman" refer only to the referenced brand. The fiscal year ended July 3, 2021 ("fiscal 2021") was a 53-week period, June 27, 2020 ("fiscal 2020") and June 29, 2019 ("fiscal 2019") were 52-week periods.
PART I
ITEM 1. BUSINESS
Founded in 1941, Coach, Inc., the predecessor to Tapestry, Inc. (the "Company"), was incorporated in the state of Maryland in 2000. During fiscal 2015, the Company acquired Stuart Weitzman Holdings LLC, a luxury women's footwear company. During the first quarter of fiscal 2018, the Company acquired Kate Spade & Company, a lifestyle accessories and ready-to-wear company. Later in fiscal 2018, the Company changed its name to Tapestry, Inc.
Tapestry, Inc. is a leading New York-based house of modern luxury accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
OUR STRATEGY
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under its multi-year growth agenda (the "Acceleration Program"). The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer. The Company achieved approximately $200 million of gross run rate expense savings in fiscal 2021 and remains on track to realize gross run-rate savings of $300 million.
Covid-19 Impact
Our business has been significantly impacted by Covid-19. In response, the Company took strategic actions to reinforce its liquidity and financial flexibility, as well as to comply with local regulations to protect employees and customers. While the ongoing pandemic continues to present challenges, such as the supply chain related pressures facing the industry, store closures and other additional actions necessary to protect our stakeholders, the Company has been adapting to the current environment by remaining flexible in the short-term while continuing to focus on its long-term strategy and multi-year growth agenda.
OUR BRANDS
The Company has three reportable segments:
•Coach includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors. This segment represented 74.0% of total net sales in fiscal 2021.
•Kate Spade includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors. This segment represented 21.1% of total net sales in fiscal 2021.
•Stuart Weitzman includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including e-commerce sites, sales to wholesale customers and through independent third party distributors. This segment represented 4.9% of total net sales in fiscal 2021.

Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administrative and information systems expense.
Coach
Coach is a leading design house of modern luxury accessories and lifestyle collections, with a long-standing reputation built on quality craftsmanship. Defined by a free-spirited, all-American attitude, the brand approaches design with a modern vision, reimagining luxury for today with an authenticity and innovation that is uniquely Coach. All over the world, the Coach name is synonymous with effortless New York style.
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

The following table shows the number of Coach directly-operated locations and their total and average square footage:

	Coach
	North America	International	Total
Store Count
Fiscal 2021	354	585	939
Net change vs. prior year	(21)	2	(19)
% change vs. prior year	(5.6)%	0.3%	(2.0)%

Fiscal 2020	375	583	958
Net change vs. prior year	(16)	(12)	(28)
% change vs. prior year	(4.1)%	(2.0)%	(2.8)%

Fiscal 2019	391	595	986
Net change vs. prior year	(11)	10	(1)
% change vs. prior year	(2.7)%	1.7%	(0.1)%

Square Footage
Fiscal 2021	1,774,244	1,392,707	3,166,951
Net change vs. prior year	15,576	107,378	122,954
% change vs. prior year	0.9%	8.4%	4.0%

Fiscal 2020	1,758,668	1,285,329	3,043,997
Net change vs. prior year	(43,742)	(19,289)	(63,031)
% change vs. prior year	(2.4)%	(1.5)%	(2.0)%

Fiscal 2019	1,802,410	1,304,618	3,107,028
Net change vs. prior year	(33,133)	48,093	14,960
% change vs. prior year	(1.8)%	3.8%	0.5%

Average Square Footage
Fiscal 2021	5,012	2,381	3,373
Fiscal 2020	4,690	2,205	3,177
Fiscal 2019	4,610	2,193	3,151
In fiscal 2022, we expect minimal change in overall store count with increases in store locations and square footage in Greater China and Japan, mostly offset by a reduction in store count in North America.
Digital — We view our digital platforms as instruments to deliver Coach brand products to customers directly, with the benefit of added accessibility, so that consumers can purchase Coach brand products wherever they choose. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. For Coach, we have e-commerce sites in the U.S., Canada, Japan, mainland China, several throughout Europe, Australia and several throughout the rest of Asia. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.

Wholesale — We work closely with our wholesale partners to ensure a clear and consistent product presentation. We enhance our presentation through the creation of shop-in-shops with proprietary Coach brand fixtures within the department store environment. We custom tailor our assortments through wholesale product planning and allocation processes to match the attributes of our department store consumers in each local market. We continue to closely manage inventories in this channel given the current highly promotional environment at point-of-sale. We utilize automatic replenishment with major accounts in an effort to optimize inventory levels across wholesale doors. The wholesale business for Coach brand comprised approximately 9% of total segment net sales for fiscal 2021. As of July 3, 2021, Coach's products are sold in over approximately 1,700 wholesale and distributor locations globally. Coach has developed relationships with a select group of distributors who sell Coach products through travel retail locations and in certain international countries where Coach does not have directly operated retail locations. As of July 3, 2021 and June 27, 2020, Coach did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Kate Spade
Since its launch in 1993 with a collection of six essential handbags, kate spade new york has always stood for color, wit, optimism and femininity. Today, it is a global lifestyle brand synonymous with joy, delivering seasonal collections of handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Known for its rich heritage and unique brand DNA, kate spade new york offers a distinctive point of view, and celebrates communities of women around the globe who live their perfectly imperfect lifestyles.
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

The following table shows the number of Kate Spade directly-operated locations and their total and average square footage:

	Kate Spade
	North America	International(1)	Total
Store Count
Fiscal 2021	210	197	407
Net change vs. prior year	(3)	(10)	(13)
% change vs. prior year	(1.4)%	(4.8)%	(3.1)%

Fiscal 2020	213	207	420
Net change vs. prior year	—	13	13
% change vs. prior year	—%	6.7%	3.2%

Fiscal 2019	213	194	407
Net change vs. prior year	13	52	65
% change vs. prior year	6.5%	36.6%	19.0%

Square Footage
Fiscal 2021	597,186	281,979	879,165
Net change vs. prior year	(6,301)	(9,343)	(15,644)
% change vs. prior year	(1.0)%	(3.2)%	(1.7)%

Fiscal 2020	603,487	291,322	894,809
Net change vs. prior year	24,838	23,973	48,811
% change vs. prior year	4.3%	9.0%	5.8%

Fiscal 2019	578,649	267,349	845,998
Net change vs. prior year	83,528	95,595	179,123
% change vs. prior year	16.9%	55.7%	26.9%

Average Square Footage
Fiscal 2021	2,844	1,431	2,160
Fiscal 2020	2,833	1,407	2,130
Fiscal 2019	2,717	1,378	2,079

(1)     Fiscal 2019 includes the addition of 21 stores acquired as a result of the Kate Spade distributor acquisitions in Australia, Malaysia and Singapore.
We expect to modestly reduce our store count in North America and Japan in the next fiscal year as the Company looks to drive increased profitability and shift our focus with greater emphasis on digital channels.
Digital — We view our digital platforms as instruments to deliver Kate Spade brand products to customers directly with the benefit of added accessibility as consumers can purchase Kate Spade brand products wherever they choose. Consumers also have the ability to place e-commerce orders through point-of-sale mobile devices located within our retail stores. For Kate Spade, we have e-commerce sites in the U.S., Canada, mainland China, Japan and several throughout Europe. Additionally, we continue to leverage various third-party digital platforms to sell our products to customers.
Wholesale — As of July 3, 2021, Kate Spade brand's products are sold in approximately 900 wholesale and distributor locations, primarily in the U.S, Canada and Europe. The most significant wholesale partnerships primarily include sales of kate spade new york products. The wholesale business for Kate Spade brand comprised approximately 9% of total segment net sales for fiscal 2021. Kate Spade has developed relationships with a select group of distributors who sell Kate Spade products through travel retail locations and in certain international countries where Kate Spade does not have directly operated retail locations. As of July 3, 2021 and June 27, 2020, Kate Spade did not have any customers who individually accounted for more than 10% of the segment's total net sales.

Stuart Weitzman
Stuart Weitzman is a leading accessories brand that is synonymous with strength in femininity. Defined by an energetic, bold and purpose-driven attitude, Stuart Weitzman is known for its unique approach to melding fashion, function and fit in every silhouette. The brand's focus on creating effortless shoes - each engineered to empower women with both confidence and comfort - has resonated around the world and continues to inspire women to conquer every day, one step at a time.
Stores — Stuart Weitzman products are primarily sold in retail and outlet stores. Retail stores carry an assortment of products depending on their size, location and customer preferences. Through outlet stores, we target value-oriented customers in established outlet centers that are close to major markets.
The following table shows the number of Stuart Weitzman directly-operated locations and their total and average square footage:

	Stuart Weitzman
	North America	International(1)	Total
Store Count
Fiscal 2021	48	56	104
Net change vs. prior year	(10)	(17)	(27)
% change vs. prior year	(17.2)%	(23.3)%	(20.6)%

Fiscal 2020	58	73	131
Net change vs. prior year	(13)	(3)	(16)
% change vs. prior year	(18.3)%	(3.9)%	(10.9)%

Fiscal 2019	71	76	147
Net change vs. prior year	3	41	44
% change vs. prior year	4.4%	117.1%	42.7%

Square Footage
Fiscal 2021	88,394	80,450	168,844
Net change vs. prior year	(14,390)	(8,732)	(23,122)
% change vs. prior year	(14.0)%	(9.8)%	(12.0)%

Fiscal 2020	102,784	89,182	191,966
Net change vs. prior year	(22,552)	(1,118)	(23,670)
% change vs. prior year	(18.0)%	(1.2)%	(11.0)%

Fiscal 2019	125,336	90,300	215,636
Net change vs. prior year	7,467	42,802	50,269
% change vs. prior year	6.3%	90.1%	30.4%

Average Square Footage
Fiscal 2021	1,842	1,437	1,624
Fiscal 2020	1,772	1,222	1,465
Fiscal 2019	1,765	1,188	1,467

(1)     Fiscal 2019 includes the addition of 18 stores acquired as a result of the distributor acquisitions in Southern China and Australia.
During fiscal 2021, we exited certain regions in which we previously operated in efforts to optimize our fleet under the Acceleration Program. In fiscal 2022, we expect a modest increase in store count and square footage in mainland China and a slight reduction in store count and square footage in North America.

Digital — We view our digital platform as an instrument to deliver Stuart Weitzman brand products to customers directly with the benefit of added accessibility as consumers can purchase Stuart Weitzman brand products wherever they choose. For Stuart Weitzman, we have e-commerce sites in the U.S, Canada and mainland China. Additionally, we continue to leverage a third-party digital platform to sell our products to customers.
Wholesale — Stuart Weitzman brand products are primarily sold through approximately 900 wholesale and distributor locations globally, which include multi-brand boutiques. The wholesale business for Stuart Weitzman brand comprised approximately 29% of total segment net sales for fiscal 2021. Stuart Weitzman has developed relationships with a select group of distributors who sell Stuart Weitzman products through travel retail locations and in certain international countries where Stuart Weitzman does not have directly operated retail locations. As of July 3, 2021 and June 27, 2020, Stuart Weitzman did not have any customers who individually accounted for more than 10% of the segment's total net sales.
Refer to Note 18, "Segment Information," for further information about the Company's segments.
LICENSING
Our brands take an active role in the design process and control the marketing and distribution of products in our worldwide licensing relationships. Our key licensing relationships and their calendar year expirations as of July 3, 2021 are as follows:

Brand	Category	Partner	Expiration
Coach	Jewelry	Centric	2022
Coach	Tech Accessories	Incipio	2023
Coach	Watches	Movado	2025
Coach	Eyewear	Luxottica	2026
Coach	Fragrance	Interparfums	2026
Kate Spade	Tech Accessories	Incipio	2021
Kate Spade	Tableware and Housewares	Lenox	2022
Kate Spade	Fashion Bedding	HTA	2023
Kate Spade	Watches	Fossil	2025
Kate Spade	Eyewear	Safilo	2026
Kate Spade	Stationery and Gift	Lifeguard Press	2026
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

PRODUCTS
The following table shows net sales for each of our product categories by segment:

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		June 29, 2019
	(millions)
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
Coach
Women's Handbags	$2,302.3	40%	$1,852.0	37%	$2,261.3	38%
Men's	769.3	13	688.0	14	862.0	14
Women's Accessories	776.7	14	645.4	13	766.5	13
Other Products	404.8	7	340.3	7	381.1	6
Total Coach	$4,253.1	74%	$3,525.7	71%	$4,270.9	71%
Kate Spade
Women's Handbags	$681.5	12%	$648.9	13%	$763.7	13%
Other Products	269.3	5	260.0	5	315.2	5
Women's Accessories	259.2	4	240.6	5	287.9	5
Total Kate Spade	$1,210.0	21%	$1,149.5	23%	$1,366.8	23%
Stuart Weitzman(1)	$283.2	5%	$286.2	6%	$389.4	6%
Total Net sales	$5,746.3	100%	$4,961.4	100%	$6,027.1	100%

(1)The significant majority of sales for Stuart Weitzman is attributable to women's footwear.
Women’s Handbags — Women’s handbag collections feature classically inspired as well as fashion designs. These collections are designed to meet the fashion and functional requirements of our broad and diverse consumer base.
Women’s Accessories — Women’s accessories include small leather goods which complement our handbags, including wallets, money pieces, wristlets and cosmetic cases. Also included in this category are novelty accessories (including address books, time management accessories, travel accessories, sketchbooks and portfolios), key rings and charms.
Men’s — Men’s includes bag collections (including business cases, computer bags, messenger-style bags, backpacks and totes), small leather goods (including wallets, card cases, travel organizers and belts), footwear, watches, sunglasses, novelty accessories and ready-to-wear items.
Other Products — These products primarily include women's footwear, eyewear (such as sunglasses), jewelry (including bracelets, necklaces, rings and earrings), fragrances, watches, certain women's seasonal lifestyle apparel collections, including outerwear, ready-to-wear and cold weather accessories, such as gloves, scarves and hats. In addition, Kate Spade brand kids footwear items, housewares and home accessories, such as fashion bedding and tableware, and stationery and gifts are included in this category.
DESIGN AND MERCHANDISING
Our creative leaders are responsible for conceptualizing and implementing the design direction for our brands across the consumer touchpoints of product, stores and marketing. At Tapestry, each brand has a dedicated design and merchandising team; this ensures that Coach, Kate Spade and Stuart Weitzman speak to their customers with a voice and positioning unique to their brand. Designers have access to the brands' extensive archives of product designs, which are a valuable resource for new product concepts. Our designers collaborate with strong merchandising teams that analyze sales, market trends and consumer preferences to identify market opportunities that help guide each season's design process and create a globally relevant product assortment. Leveraging our strategic investments in data and analytics tools across Tapestry's platform, merchandisers are able to gain a deeper understanding of customer behavior that empowers our teams to respond to changes in consumer preferences and demand as well as scale opportunities across brands with greater speed and efficiency. Our merchandising teams are committed to managing the product life cycle to maximize sales and profitability across all channels. In fiscal year 2021, the Company took actions to reduce its SKU counts by 40% to 45% in order to optimize its product assortment to drive profitability. The product category teams, each comprised of design, merchandising, product development and sourcing specialists help each brand execute design concepts that are consistent with the brand's strategic direction.

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
We engage in several consumer communication initiatives globally, including direct marketing activities at a national, regional and local level. Total expenses attributable to the Company's marketing-related activities in fiscal 2021 were $395.2 million, or approximately 7% of net sales, compared to $238.0 million in fiscal 2020, or approximately 5% of net sales.
Our wide range of marketing activities utilize a variety of media, including print, digital, social and out-of-home. Our respective brand websites serve as effective communication vehicles by providing an immersive brand experience, showcasing the fullest expression across all product categories.
As part of our direct marketing strategy, we use databases of consumers to generate personalized communications in direct channels such as email and text messages to drive engagement and build awareness. Email contacts are an important part of our communication and are sent to selected consumers to stimulate consumer purchases and build brand awareness. Visitors to our e-commerce sites provide an opportunity to increase the size of these consumer databases, in addition to serving as a point of transactions globally, except where restricted.
The Company has several regional informational websites for locations where we have not established an e-commerce presence. The Company utilizes and continues to explore digital technologies such as social media websites as a cost effective consumer communication opportunity to increase on-line and store sales, acquire new customers and build brand awareness.
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
We maintain strong oversight of the supply chain process for each of our brands from design through manufacturing. We are able to do this by maintaining sourcing management offices in Vietnam, mainland China, the Philippines, Cambodia and Spain that work closely with our independent manufacturers. This broad-based, global manufacturing strategy is designed to optimize the mix of cost, lead times and construction capabilities. We have and may continue to experience disruptions at third-party manufacturing facilities across certain geographies. Refer to "Executive Overview" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
During fiscal 2021, manufacturers of Coach products were primarily located in Vietnam, Cambodia and the Philippines and no individual vendor provided 10% or more of the brand's total purchases. During fiscal 2021, Kate Spade products were manufactured primarily in Vietnam, Cambodia and mainland China. Kate Spade had one vendor, located in Vietnam, who individually provided over 10% of the brand's total purchases. The level of products manufactured in each country is expected to change for Coach and Kate Spade during fiscal 2022 as the brands continue to further diversify their supply chains globally.

Stuart Weitzman products were primarily manufactured in Spain. During fiscal 2021, Stuart Weitzman had two vendors, both located in Spain, who individually provided over 10% of the brand's total units (or approximately 26% in the aggregate).
FULFILLMENT
The Company’s fulfillment network is designed to ship each brand's products from our manufacturers to fulfillment centers around the world for inspection, storage, order processing and delivery. These fulfillment centers are either directly operated by the Company or operated by independent third parties, and the Company began to leverage multi-brand fulfillment centers where appropriate. Our facilities use bar code scanning warehouse management systems, where our fulfillment center employees use handheld scanners to read product bar codes. This allows for accurate storage and order processing, and allows us to provide excellent service to our customers. Our products are primarily shipped to retail stores and wholesale customers, while some facilities also ship direct to consumer orders in markets where we have an e-commerce presence.
North America product fulfillment occurs at our facilities in the U.S. and Canada, which utilize our automated warehouse management system and electronic data interchange system, while the unique requirements of the direct to consumer business are supported by our order management and e-commerce sites as well as distribution systems operated by a third-party. The Company also operates local fulfillment centers in Spain, Italy, the Netherlands, U.K., Japan, Greater China, South Korea, Malaysia, Australia and Singapore, which are operated by third parties. The Company leverages other third party service providers as needed for product fulfillment in periods of high demand. Refer to Item 2. “Properties” for the Company’s key fulfillment centers.
In July 2021, the Company entered into a lease agreement for a facility to be located in Las Vegas, Nevada. This facility is expected to become a multi-brand fulfillment center that is intended to increase capacity and continue to enhance fulfillment capabilities.
INFORMATION SYSTEMS
The Company’s information systems are integral in supporting the Company’s long-term strategies. Our information technology platform is a key capability used to support digital growth and drive consumer centricity and data-driven decision making. We are continually working on enhancing our digital technology platforms and elevating our e-commerce capabilities through new functionalities to our direct-to-consumer channels. In fiscal 2021, we successfully migrated the majority of our technology infrastructure to be cloud based.
As part of our efforts to further streamline our information systems as part of a multi-brand platform, in fiscal 2020, the Company completed its multi-year Enterprise Resource Planning ("ERP") implementation, which supports the flow of information across all our brands and functions, including:
•Deployment of global finance, accounting, supply chain and human resource information systems across all brands.
•Implementation of a global consolidation system, which provides a common platform for financial reporting.
The Company is also implementing a point-of-sale system which supports all in-store transactions, distributes management reporting for each store, and collects sales and payroll information on a daily basis. This daily collection of store sales and inventory information results in early identification of business trends and provides a detailed baseline for store inventory replenishment. The implementation is complete for Coach and Stuart Weitzman stores and expected to be implemented for Kate Spade North America and Europe in fiscal 2022.
Refer to Item 1A. "Risk Factors," for further information as it relates to the Company's ERP system implementation efforts.
The Company maintains global information security and privacy compliance programs, comprised of risk management policies and procedures surrounding the Company’s information systems, cybersecurity practices and protection of consumer and employee personal data and confidential information. The Board of Directors has ultimate oversight of the Company’s risk management policies and procedures, and has delegated primary responsibility for monitoring the risks and programs in this area to the Audit Committee, which receives quarterly updates on information security and privacy risk and compliance. The Board of Directors receives periodic updates on these topics as well. As part of the Company’s compliance programs, all global employees are required to take annual training on information security, including cybersecurity, and global data privacy requirements and compliance measures. We also conduct periodic internal and third party assessments to test our cybersecurity controls, perform cyber simulations and annual tabletop exercises, and continually evaluate our privacy notices, policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches. Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.

TRADEMARKS AND PATENTS
Tapestry owns all of the material trademark rights around the world used in connection with the production, marketing, distribution and sale of all branded products for Coach, Stuart Weitzman and Kate Spade. In addition, it licenses trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition collaborative special projects. Tapestry also owns and maintains registrations in countries around the world for trademarks in relevant classes of products. Major trademarks include TAPESTRY, COACH, STUART WEITZMAN, KATE SPADE and kate spade new york. It also owns brand-specific trademarks such as COACH and Horse & Carriage Design, COACH and Story Patch Design, COACH and Lozenge Design, COACH and Tag Design, Signature C Design for the COACH brand; kate spade new york and Spade Design, live colorfully and Walk on Air for the kate spade new york brand; and the stacked Stuart Weitzman Logo for the Stuart Weitzman brand. Tapestry is not dependent on any one particular trademark or design patent although Tapestry believes that the Coach, Stuart Weitzman and Kate Spade names are important for its business. In addition, Tapestry owns a number of design patents and utility patents for its brands' product designs. Tapestry aggressively polices its trademarks, and pursues infringers both domestically and internationally. It pursues counterfeiters through leads generated internally, as well as through its network of investigators, the respective online reporting form for each brand, the Tapestry hotline and business partners around the world.
The Company expects that its material trademarks will remain in full force and effect for as long as it continues to use and renew them.
SEASONALITY
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the winter and holiday season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday season.
Fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, such as Covid-19.
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
COMPETITION
The global premium women's and men's handbag, accessories and footwear categories are highly competitive. The Company competes primarily with European and American luxury and accessible luxury brands as well as private label retailers. Over the last decade, these industries have grown and are expected to continue to grow, encouraging the entry of new competitors as well as increasing the competition from existing competitors. This increased competition drives interest in these brand loyal categories.
CORPORATE RESPONSIBILITY
As a people-centered and purpose led Company, Tapestry’s corporate responsibility framework, Our Social Fabric, unites teams across the Company’s business to work to meet our 2025 Corporate Responsibility Goals and a shared objective: to create the modern luxury company of the future that balances true fashion authority with meaningful, positive change. Our Social Fabric focuses on three pillars: Our People, Our Planet and Our Communities.
•Our People:
◦We aim to bolster Tapestry’s purpose and culture by embedding equity, inclusion and diversity throughout our organization, holding our leaders accountable for our equity, inclusion and diversity ("EI&D") goals and attracting and retaining talent with a compelling and fulfilling employee experience.

◦We have set 2025 goals focused on building diversity in our leadership team, reducing differences in our employee survey results based on gender and ethnicity, focusing on progression and establishing core wellness standards to enable our employees to manage their work and personal lives.
◦Beginning in fiscal year 2022, we will tie 10% of leadership annual incentive compensation to EI&D goals on a global level.
•Our Planet:
◦We aim to sustain and restore our planet through continuous innovation in solutions that improve biodiversity and reduce our impact on climate change with a focus on renewable energy, increased use of environmentally preferred materials and production methods, and circular business models that design out waste and pollution, keep products in use, and restore natural systems.
◦We have set 2025 goals focused on measurably reducing our greenhouse gas emissions; tracing and mapping our raw materials, environmentally responsible sourcing of leather, increasing the recycled content of our packaging, reducing waste in our corporate and distribution centers and water across our company and supply chain. We have also committed to procure 100% renewable energy in the Company’s stores, offices and fulfillment centers by 2025.
•Our Communities:
◦We aim to support and empower the communities where our employees live and work, and provide the resources and investment needed to strengthen the regions where we operate, through volunteer efforts, philanthropic initiatives, product donations, and social impact programming.
◦We have set 2025 goals focused on volunteerism programs, philanthropic initiatives and supply chain empowerment programs.
The Company’s corporate responsibility strategy, including oversight, management and identification of risks, is ultimately governed by Board of Directors and driven by an Environmental, Social and Corporate Governance ("ESG") Task Force, which is comprised of senior leaders and cross-functional members from major business functions. The Board approves long-term sustainability goals, strategic moves or major plans of action and receives updates at least annually. During fiscal 2021, the Governance and Nominations Committee of the Board received quarterly updates on sustainability strategy.
The Company is a signatory to the United Nations ("UN") Global Compact, and as such, our corporate responsibility strategy is aligned with the UN Sustainable Development Goals. Additional information on Our Social Fabric and 2025 Corporate Responsibility Goals can be found at www.tapestry.com/responsibility. The content on this website and the content in our Corporate Responsibility Reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
HUMAN CAPITAL
At Tapestry, being true to yourself is core to who we are. When each of us brings our individuality to our collective ambition, our creativity is unleashed. This global house of brands was built by unconventional entrepreneurs and unexpected solutions, so when we say we believe in dreams, we mean we believe in making them happen. We’re always on a journey to becoming our best, but you can count on this: Here, everyone's voice is valued, ambitions are supported, and work is recognized.
Where differences intersect, new thinking emerges. So we cultivate a place for people who are both warm and rigorous, work that is both challenging and fun, a culture led by both head and heart. Most of all, we bring together the unique spirits of our people and our brands and give them a place to move their work and our industry forward. We believe that difference sparks brilliance, so we welcome people and ideas from everywhere to join us in stretching what’s possible.
Governance and Oversight
Our Board of Directors and its committees provide governance and oversight of the Company's strategy, including over issues of human capital management. The Board has designated the Human Resources Committee of the Board of Directors (the “HR Committee”) as the primary committee responsible for the Company’s human capital strategy, overseeing executive compensation programs, performance and talent development, succession planning, engagement and regular review of employee benefits and well-being strategies. Together with the Board, the HR Committee also provides oversight of the Company’s equity, inclusion and diversity strategies. The full Board of Directors and the HR Committee receive at least quarterly updates on the Company’s talent development strategies and other applicable areas of human capital management.

Unlocking the power of our people is a key strategic focus area for the Company, supported by significant engagement from the Company’s senior leadership on talent development and human capital management, as reflected in the key programs and focus areas described below.
Employees
As of July 3, 2021, the Company employed approximately 16,400 globally. Of these employees, approximately 13,100 employees worked in retail locations, of which 4,300 were part-time employees. This total excludes seasonal and temporary employees that the Company employs, particularly during the second quarter due to the holiday season. The Company believes that its relations with its employees are good, and has never encountered a strike or work stoppage.
Equity, Inclusivity and Diversity
Our company name Tapestry, represents the diversity of our brands and the diversity of our people. We know that having a diverse range of perspectives, backgrounds and experiences makes us more innovative and successful and it brings us closer to our consumer. Our goal is to create a culture that is equitable, inclusive and diverse - where all of our employees, customers and stakeholders thrive.
Our overachieving Equity, Inclusion and Diversity strategy is grounded in our purpose and values and will be a core element to unlocking the power of our people. There are four pillars under this strategy:
•Talent. Attract, retain and reward top diverse talent and enable them to thrive, personally and professionally in our global community.
•Culture. Empower people to express their distinctive strengths and power our engine of growth through leadership development, education and engagement programs.
•Community. Serve the communities that need the most support through empowerment programs, donations and volunteering.
•Marketplace. Develop solutions that set the standard for excellence through our platform of brands – for employees, customers, vendors, suppliers and our investors.
The Company has established an Inclusion Council, led by a diverse team of passionate employees, as well as several employee resource groups (“ERGs”) and task forces, connecting our employees to communities with the support of their colleagues and encouraging cultural awareness. Additionally, we believe educating the constituents of our Company is crucial in achieving EI&D. We have established a global multi-year Equity, Inclusion and Diversity learning road map, including bespoke inclusion and unconscious bias training programs to accommodate our dynamic employee population. Furthermore, the Company has focused on providing employees with resources to foster continuing education and conversation on EI&D through 'Tapestry UNSCRIPTED', which is an internal speaker series for our employees designed to bring our values to life. We feel hosting bold conversations like these about our values provides an opportunity for us to be inspired, discover ideas, and ignite personal passions.
Tapestry is committed to the support of underrepresented groups through our corporate efforts. We are a member of the CEO Action for Diversity and Inclusion, the largest business coalition committed to advancing Diversity and Inclusion. Our focus on fostering an equitable work environment has led to recognition from Forbes on the list of “Best Employers for Diversity” and Human Rights Campaign’s list of “Best Place to Work for LGBTQ Equality” in 2020. The Company is dedicated to building a workforce with leadership teams better reflecting our general corporate population in North America. The Company monitors the representation of women and ethnic minorities at different levels throughout the company, and discloses this information in our website at www.tapestry.com/responsibility/our-people.
Total Rewards
Tapestry is dedicated to being a place where our employees love to work, where they feel recognized and rewarded for all that they do. Maintaining a competitive program helps us attract, motivate and retain the key talent we need to achieve outstanding business and financial results. To accomplish this goal, we strive to appropriately align our total compensation with the pay, benefits and rewards offered by companies that compete with us for talent in the marketplace.
Our Total Compensation Program includes cash pay, annual and long term incentives, benefits and other special programs that our employees value. We strive to pay each employee fairly and competitively across our brands. Tapestry's primary compensation principle is to "pay for performance." Tapestry's practice is to pay a competitive base salary and to provide employees with the opportunity to earn an annual bonus tied to Tapestry's and its brands' financial performance. Approximately 2,200 of our employees, including nearly all of our store managers, received an annual long term equity award in 2021, which supports alignment of employee interests with those of our stockholders, rewards employees for enhancing stock holder value and supports retention of key employees. In July 2021, Tapestry announced that it is committing to a $15 U.S. minimum wage for hourly employees effective September 5, 2021.

Our benefits package is designed to be competitive and comprehensive, which varies by location and jurisdiction. Our benefits, along with competitive pay, includes medical benefits and paid sick leave, in accordance with local policies and regulations, for directly hired full-time and part-time employees. The Company also offers retirement benefits for its employees, which are managed in accordance with local jurisdictions. To support employees in achieving their career and financial goals, the Company also provides access to learning opportunities on personal finances as well as physical and mental wellness through various platforms as available based on location.
Talent Acquisition and Development
Hiring talented employees is critically important to us, as we consider our employees around the world to be our greatest asset. Our recruitment and sourcing strategy focuses on tapping diverse sources to attract the best talent to our organization and then retaining them through our continued investments in resources that provide our employees with the tools for career advancement. Our internal opportunity program encourages employees to stretch themselves in their career development, aligning their capabilities with career interests and goals. We strive to provide a working environment where our people can grow and progress their careers within the Company.
We are committed to helping our employees develop the knowledge, skills and abilities needed for continued success, and encourage employee development at all levels and every career stage. Our development programs serve to enable individual and team success through targeted initiatives and resources, offering a wide-ranging curriculum focused on professional and leadership development for leaders, managers, and individual contributors, including through our Common Thread people management program, Emerging Leaders High-Potential Program and Leader Transition Acceleration Program, in addition to other trainings and education facilitated through the Company for all employees.
As a company, performance management is critical to our ability to reach our goals and foster a culture of success. By having a dynamic, performance-driven culture, we can achieve greater results, maximize employee, manager and team performance and offer exciting development and career opportunities. As our focus extends beyond the performance of our employees, but on the performance of our Company as a whole, we have mechanisms in place to facilitate comprehensive upward feedback through robust cross-functional feedback tools and a cadence of regular pulse surveys that inform on how we can continue to strive for excellence in our work culture.
Well-being and Safety
At Tapestry, we are committed to providing a safe working environment for our people, as well as supporting our people in achieving and maintaining their health and well-being goals. Work-life integration is top of mind, and we provide resources and benefits to help achieve this balance. We provide our employees with supplemental resources to achieve wellness such as access to our Employee Assistance Program, regular employee programming and subscriptions to Headspace, a smartphone application dedicated to meditation and mindfulness.
At Tapestry, we believe in encouraging and empowering our employees to take part in building a welcoming and inclusive community. We provide all employees supplemental time-off to perform community service through nonprofits of their personal choice and through team and Company sponsored volunteering events. In our commitment to supporting our communities, we have three foundations designated to provide monetary support to nonprofit organizations across communities that we are a part of. Additionally, on an annual basis, our foundations match up to $10,000 in donations to eligible non-profits per employee in North America.
Beginning in fiscal 2020, we had to make changes to our operations in order to continue to prioritize the health and safety of our people in response to the Covid-19 pandemic. The Company implemented various safety measures, such as store closures in adherence to local regulation, increased sanitization, physical distancing and limited capacity, temperature and wellness checks as well as distribution of personal protective gear at our facilities. To do so, we engaged medical professionals to consult on our health and safety protocols through facilitation of Covid-19 education webinars for our employees on topics ranging from pandemic safety, vaccine education and mental wellness. We have also provided our employees with additional paid time off to receive their Covid-19 vaccine and recover from any resulting side effects. Many of our corporate employees have worked remotely since March 2020 and the Company continues to explore flexible work options through added resources and implementation of a hybrid working environment. Refer to the "Executive Overview" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information about the Company's response to the Covid-19 pandemic.
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
The Covid-19 pandemic has impacted a significant majority of the regions in which we operate, disrupting operations, consumer spending and global supply chains and creating significant disruption and volatility of financial markets. The impacts of Covid-19 have and may continue to materially adversely impact our operations, cash flow and liquidity. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments have responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. As a result, the Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. Throughout fiscal year 2021, the vast majority of the Company’s stores were opened, although experienced reduce traffic from historical levels, for either in-store or curb-side service and have continued to operate. Some store locations have, however, experienced temporary re-closures or operated under tighter restrictions in compliance with local government regulation during the course of fiscal year 2021 and into the beginning of fiscal year 2022. Many of the Company’s wholesale partners also experienced closure of their stores or operating restrictions during the fiscal year, as required by government orders. The Company has noted that certain geographies have experienced increased infection rates due to new variants of Covid-19, resulting in a decline in store traffic in these regions. The Company currently expects that this trend will not have a material adverse impact on its financial results for Fiscal 2022. However, if such infections rates continue to rise resulting in further declines in store traffic, the Company's financial results may be negatively impacted from that which is currently expected. In addition, certain of the Company’s supply chain partners, particularly those in Southeast Asia, have experienced temporary closures due to an increase in Covid-19 cases in the region, which has and may continue to negatively impact the Company’s supply chain operations.
The global Covid-19 pandemic is continuously evolving and the extent to which the pandemic ultimately impacts our results and our business - including unforeseen increased costs to our business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and sustained geographic resurgence of the virus, including the emergence of new variants and strains of the virus, and the success of actions to contain the virus and its variants, or treat its impact, such as the availability and acceptance of vaccines, among others. While the full magnitude of the effects on our business continues to be difficult to predict, the Covid-19 pandemic has and may continue to have a material adverse impact on our business, financial condition, and results of operations. Although the ultimate severity and impact of the Covid-19 pandemic is uncertain at this time and depends on future events outside of our control, our business is expected to continue to be adversely impacted by several factors, including, but not limited to:
•We source and manufacture our products on a global scale and we have experienced and may continue to experience material temporary or long-term disruption in our supply chain, given the global reach of the Covid-19 pandemic. Travel restrictions, closures or disruptions of business and facilities, including manufacturing facilities and raw material providers, unavailability of vaccines for our international employees or workers in our supply chain, or social, economic, political or labor instability in the affected areas may impact the operations of our raw material suppliers or manufacturing partners. This disruption to our supply chain may result in inventory not being available in a timely manner and/or during the appropriate season, and higher inbound freight costs, all of which could have a material adverse impact on our financial results.
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

•Social distancing measures and general consumer behaviors due to the Covid-19 pandemic may continue to impact mall and store traffic even as stores return to normal operations, which may have a further negative impact on our business. Furthermore, declines in traffic beyond our current exceptions could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.
•We continue to sell products through our stores and through our e-commerce sites. The majority of our fulfillment centers remain open and operational through the date of this report; however, such fulfillment centers may be forced to close or limit operations due to governmental mandates, health and safety concerns, or illness or absence of a substantial number of distribution center employees. We may not be able to keep up with demand for our products because we have and may continue to experience delays in or increased costs for the shipment or delivery of our products due to capacity constraints, shipping delays or port congestion.
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
We operate on a global basis, with approximately 41.4% of our net sales coming from operations outside of United States as of the end of fiscal year 2021. While geographic diversity helps to reduce the Company’s exposure to risks in any one country, we are subject to risks associated with international operations, including, but not limited to:
•political or economic instability or changing macroeconomic conditions in our major markets, including the potential impact of (1) new policies that may be implemented by the U.S. or other jurisdictions, particularly with respect to tax and trade policies or (2) impacts from the United Kingdom (“U.K.”) leaving the European Union (“E.U.”), commonly known as Brexit and the agreement between the U.K. and the E.U. and countries outside the E.U. with respect to, amongst other things, tariffs;
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
•natural and other disasters;
•political, civil and social unrest, such as the recent protests in Hong Kong SAR, China and in the United States; and
•changes in legal and regulatory requirements, including, but not limited to safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change and other environmental legislation, product safety regulations or other charges or restrictions.
Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•continued disruptions or delays in shipments whether due to port congestion, logistics carrier disruption, other shipping capacity constraints or other factors, which has and may continue to result in significantly increased inbound freight costs;
•loss or disruption of key manufacturing or fulfillment sites or extended closure of such sites due to the Covid-19 pandemic or other unexpected factors;
•imposition of additional duties, taxes and other charges or restrictions on imports or exports;
•unavailability, or significant fluctuations in the cost, of raw materials;
•compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•compliance with our Global Business Integrity Program;
•compliance by our independent manufacturers and suppliers with our Supplier Code of Conduct, social auditing procedures and requirements and other applicable compliance policies;
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
Our business may be materially impacted if our distribution and fulfillment centers face significant interruptions and operations.
We are dependent on a limited number of fulfillment and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of the ongoing Covid-19 pandemic, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. Depending on the duration of these closures, our results may be materially impacted. While we have business continuity and contingency plans for our sourcing and fulfillment center sites, significant disruption of manufacturing or fulfillment for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.
Because our fulfillment centers include automated and computer controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, and security breaches. We maintain a fulfillment center in Jacksonville, Florida, operated by Tapestry. To support our growth in mainland China and Europe, we established fulfillment centers in mainland China and the Netherlands, owned and operated by a third-party, allowing us to better manage the logistics in these regions while reducing costs. We also operate fulfillment centers, through third-parties, in Japan, parts of Greater China (Hong Kong SAR, Macao SAR and Taiwan), Singapore, Malaysia, the U.S., Spain, Italy, the U.K., Canada, Australia and South Korea. The warehousing of the Company's merchandise, store replenishment and processing direct-to-customer orders is handled by these centers and a prolonged disruption in any center’s operation could materially adversely affect our business and operations. In addition, increases in the Company’s e-commerce sales has required additional fulfillment and fulfillment capacity. Subsequent to the 2021 fiscal year-end, the Company entered into a lease agreement for a multi-brand fulfillment facility to be built in Las Vegas, Nevada in order to increase capacity and improve fulfillment capabilities as the Company continues to focus on expanding its digital and e-commerce business. Any delay in the construction or our failure to execute our operational plans for this fulfillment center could result in the Company not being able to meet customer demand for its products and could materially adversely affect our business and operations.
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
The growth of our business depends on the successful execution of our growth strategies, including our global omni-channel expansion efforts and our ability to execute our digital and e-commerce priorities.
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
Our success and growth also depends on the continued development of our omni-channel presence for each of our brands globally, leaning into global digital opportunities for each brand, along with continued bricks and mortar expansion in select international regions, notably mainland China. With respect to international expansion, our brands may not be well-established or widely sold in some of these markets, and we may have limited experience operating directly or working with our partners there. In addition, some of these markets, either through bricks and mortar stores or digital channels, have different operational characteristics, including but not limited to employment and labor, privacy, transportation, logistics, real estate, environmental regulations and local reporting or legal requirements.
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
A key strategy of our Acceleration Program is to Leverage Data and Lead with a Digital-First Mindset, including offering satisfying customer experiences across our e-commerce and social channels and meeting the needs of our customers who are engaging with our brands digitally. We aim to provide a seamless omni-channel experience to our customers regardless of whether they are shopping in stores or engaging with our brands through digital technology, such as computers, mobile phones, tablets or other devices. This requires investment in new technologies and reliance on third party digital partners, over which we may have limited control. Additionally, our ability to provide timely delivery of e-commerce purchases is dependent on the capacity and operations of our owned and third party operated fulfillment facilities. See “Our business is subject to the risks inherent in global sourcing activities” for additional risks related to our distribution and fulfillment networks. If we are unable to effectively execute our e-commerce and digital strategies and provide reliable experiences for our customers across all channels, our reputation and ability to compete with other brands could suffer, which could adversely impact our business, results of operations and financial condition.
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
We must also attract, motivate and retain a sufficient number of qualified retail and fulfillment center employees. Historically, competition for talent in these positions has been intense and turnover is generally high, both of which have been exacerbated by the Covid-19 pandemic. If we are unable to attract and retain such employees with the necessary skills and experience, we may not achieve our objectives and our results of operations could be adversely impacted.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
One component of our growth strategy historically has been acquisitions. Although acquisitions are not currently contemplated in the Company's near term strategy, our management team has and, in the future, will consider growth strategies and expected synergies when considering any acquisition; however, there can be no assurance that we will be able to identify suitable candidates or consummate these transactions on acceptable terms.
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
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products are impacted by an unforeseen factor, such as the Covid-19 pandemic, we may be faced with significant excess inventories for some products and missed opportunities for other products. If that occurs, we may be forced to rely on donation, markdowns, promotional sales or destruction, to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands.
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
Tapestry, Inc. is a New York-based house of modern luxury lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. Any misstep in product quality or design, executive leadership, customer service, marketing, unfavorable publicity or excessive product discounting could negatively affect the image of our brands with our customers. Furthermore, the product lines we have historically marketed and those that we plan to market in the future are becoming increasingly subject to rapidly changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication. If we do not anticipate and respond promptly to changing customer preferences and fashion trends in the design, production, and styling of our products, as well as create compelling marketing campaigns that appeal to our customers, our sales and results of operations may be negatively impacted.
The shift towards digital engagement became increasingly important during the Covid-19 pandemic, with increased use of social media platforms by our brand representatives, influencers and our employees. Actions taken by our partners on social media that do not show our brands in a manner consistent with our desired image or that are damaging to such partner’s reputation, whether or not through our brand social media platforms, could harm our brand reputation and materially impact our business.
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
Our wholesale business comprised approximately 10% of total net sales for fiscal 2021. The retail industry, including wholesale customers, has experienced financial difficulty leading to consolidations, reorganizations, restructuring, bankruptcies and ownership changes. In addition, the Covid-19 pandemic has resulted in reduced operations or the closure, temporarily or permanently, of many of our wholesale partners. This is likely to continue and could further decrease the number of, or concentrate the ownership of, wholesale stores that carry our licensees’ products. Furthermore, a decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners could result in an adverse effect on the sales and profitability within this channel.
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
The Company embarked on a multi-year ERP implementation in fiscal 2017, which was completed in fiscal 2020. Implementing new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of confidential and personal information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP systems. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. In addition, any disruptions or malfunctions affecting our new ERP systems could lead to the inability to deliver the optimal level of merchandise to our brands' stores or customers in a timely manner and/or cause critical information upon which we rely to be delayed, defective, corrupted, inadequate or inaccessible. Furthermore, failure of the computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security and personal data breaches, system upgrades or migration of these services, as well as employee and consumer privacy concerns and new global government regulations, individually or in accumulation, could have a material effect on our business, financial condition or results of operations and cash flow.
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

Risks Related to Global Economic Conditions and Legal and Regulatory Matters
We face risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products.
Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020, resulting in additional duties and negatively impacting gross margin. The Company is expecting the GSP program to be renewed and made retroactive, however if this does not occur, it will continue to have a negative impact on our expected results. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. However, while the U.S. has participated in multi-national negotiations on trade agreements and duty rates, there continues to be a possibility of increases in tariffs on goods imported into the U.S. from other countries, which could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations as a result.
Computer system disruption and cyber security threats, including a personal data or security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.
We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers, stores and vendors, the design, manufacture and distribution of our finished goods, digital and local marketing efforts, data analytics, collection, use and retention of customer data, employee, vendor and partner information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Since the outbreak of the Covid-19 pandemic, the majority of our corporate employees and independent contractors have worked remotely for some time and many continue to do so, which has increased our dependence on digital technology during this period. The possibility of a successful cyber-attack on any one or all of these systems is a serious threat. The retail industry, in particular, has been the target of many cyber-attacks. As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable and adequate security measures and data protection, we cannot control third parties and cannot guarantee that a personal data or security breach will not occur in the future either at their location or within their systems. We also store all designs, goods specifications, projected sales and distribution plans for our finished products digitally. We have enterprise class and industry comparable security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, however, we may be vulnerable to targeted or random personal data or security breaches, acts of vandalism, computer malware, misplaced or lost data, programming and/or human errors, or other similar events. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.
Awareness and sensitivity to personal data breaches and cyber security threats by consumers, employees and lawmakers is at an all-time high. Any misappropriation of confidential or personal information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees, vendors and investors. We have been incurring and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new international, federal and state laws governing the unauthorized disclosure of confidential and personal information which are continuously being enacted and proposed such as the General Data Protection Regulation (GDPR) in the E.U. and the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), the Virginia Consumer Data Protection Act (VCDPA) and Colorado Privacy Act (CPA) in the U.S.A., as well as increased cyber security and privacy protection costs such as organizational changes, Covid-19 employee and visitor health checks deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants. We may also experience loss of revenues resulting from unauthorized use of proprietary information including our intellectual property. Lastly, we could face sizable fines, significant breach containment and notification costs to supervisory authorities and the affected data subjects, and increased litigation as a result of cyber security or personal data breaches. While we carry cyber liability insurance, such insurance may not cover us with respect to any or all claims or costs associated with such a breach.
In addition, we have e-commerce sites in certain countries throughout the world, including the U.S., Canada, Japan, mainland China, several throughout Europe, Australia and South Korea and have plans for additional e-commerce sites in other parts of the world. Additionally, Tapestry has informational websites in various countries. Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer databases, and (iv) ability to email or otherwise keep in contact with our current and potential customers. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security and personal data breaches, email blocking lists, computer malware or power outages. Any material disruptions in our e-commerce presence or information technology systems and applications could have a material adverse effect on our business, financial condition and results of operations.
Economic conditions could materially adversely affect our financial condition, results of operations and consumer purchases of luxury items.
Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the ongoing Covid-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), global factory production, supply chain activity, commercial real estate market conditions, credit market conditions and the level of customer traffic in malls and shopping centers. The Covid-19 pandemic has severely impacted and will likely continue to impact many of these factors.
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
We are subject to income taxes in many jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may result in a settlement which differs from our original estimate. As a result, we expect that throughout the year there could be ongoing variability in our quarterly effective tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. Further, proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates.
Current or future tax legislation may impact our tax structure and effective tax rates. On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law. The Tax Legislation, which became effective on January 1, 2018, significantly revised the U.S. tax code and required the Company to estimate the impact on its financial results. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("Covid-19 stimulus package") was signed into law, which contained enhancements to certain tax credits enacted under the CARES Act. The Tax Legislation and the CARES Act and the Covid-19 stimulus package require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations, or financial conditions. In addition to the enacted legislation, there continues to be meaningful discussion around proposed legislative changes including those recently announced by the Biden administration and long standing discussions within the Organization for Economic Co-operation and Development ("OECD"). The Biden administration has proposed, amongst other things, increasing the U.S. federal tax rate from 21% to 28%, broadening the U.S. tax base to include additional income from international operations, and limiting U.S. deductions where certain conditions exist. The OECD is separately focused on a number of potential changes including imposing a global minimum tax and re-distributing profits among affiliated entities located in different tax jurisdictions. It is unclear at this time which of these proposals, if any, may be enacted and how these various provisions will interact on a local country and global scale and whether one or more of these provisions may result in double taxation. If enacted as currently proposed, these provisions could have a material, adverse impact on our tax rate, cash flow and financial results.
Our business is exposed to foreign currency exchange rate fluctuations.
We monitor our global foreign currency exposure. In order to minimize the impact on earnings related to foreign currency rate movements, we hedge certain cross currency intercompany inventory transactions and foreign currency balance sheet exposures, as well as the Company’s cross currency intercompany loan portfolio. We cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. Additionally, our international subsidiaries primarily use local currencies as the functional currency and translate their financial results from the local currency to U.S. dollars. If the U.S. dollar strengthens against these subsidiaries’ foreign currencies, the translation of their foreign currency denominated transactions may decrease consolidated net sales and profitability. Our continued international expansion will increase our exposure to foreign currency fluctuations. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars.
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
As of July 3, 2021, our consolidated indebtedness was approximately $1.6 billion. We repaid all amounts outstanding under our Revolving Credit Facility during fiscal year 2021 and have the capacity to borrow $900 million of additional indebtedness under the facility, which may be used to finance our working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, as well as limitations on our ability to incur debt, grant liens, engage in mergers and dispose of assets. On May 19, 2020, we entered into an amendment to our credit facility, which requires us to maintain available liquidity of $700 million through October 2, 2021, and waives compliance with our leverage ratio covenant through the date our compliance certificate is delivered for the fiscal quarter ended July 3, 2021 (the “Covenant Relief Period”). During the Covenant Relief Period, the Company is subject to certain additional requirements and restrictions. Refer to Note 13, "Debt", for a summary of these terms and additional information on the terms of our Revolving Credit Facility and outstanding Senior Notes.
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
Our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of net sales, operating income, net interest expense, earnings per diluted share and other financial metrics or projections. We did not provide detailed guidance in our earnings reports for the second half of fiscal year 2020 and fiscal year 2021 due to uncertainty surrounding the financial impact of Covid-19 on our business. We have resumed providing guidance for fiscal year 2022 and while we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to provide guidance going forward or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.
We periodically return value to investors through payment of quarterly dividends and common stock repurchases. On March 26, 2020, we announced we were suspending our quarterly dividend payment, effective beginning the fourth quarter of fiscal 2020, and stock repurchase program due to the impact of Covid-19 pandemic. Subsequent to the fiscal 2021 year end, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program and declared a quarterly dividend of $0.25 per common share payable on September 27, 2021. The Company also intends to repurchase approximately $500.0 million worth of stock in fiscal 2022, of which $600.0 million is remaining under its current authorization. Investors may have an expectation that we will continue to pay our quarterly dividend at a certain time and at certain levels and / or repurchase shares available under our common stock repurchase program. The market price of our securities could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. Refer to “If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.” for additional discussion of our quarterly dividend.
If we are unable to pay quarterly dividends or conduct stock repurchases at intended levels, our reputation and stock price may be negatively impacted.
On March 26, 2020, the Company announced that, due to the impact of the Covid-19 pandemic, Tapestry’s quarterly dividend, beginning in the fourth quarter of fiscal year 2020, along with the stock repurchase program would be suspended. Subsequent to the fiscal 2021 year end, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program and declared a quarterly dividend of $0.25 per common share payable on September 27, 2021. The Company also intends to repurchase approximately $500.0 million worth of stock in fiscal 2022, of which $600.0 million is remaining under its current authorization. The dividend program and the stock repurchase program each require the use of a portion of our cash flow. Our ability to pay dividends and conduct stock repurchases will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease or entirely discontinue these programs at any time. Any failure to pay dividends or conduct stock repurchases, or conduct either program at expected levels, after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of the Company's key fulfillment, corporate and product development facilities as of July 3, 2021. The majority of the properties are leased, with the leases expiring at various times through fiscal 2037, subject to renewal options.

Location	Use	Approximate Square Footage
Jacksonville, Florida	Coach North America fulfillment and customer service	1,050,000
Westchester, Ohio	Kate Spade North America fulfillment	601,000
New York, New York	Corporate, design, sourcing and product development	546,000
Chiba, Japan	Japan regional fulfillment	244,000
Shanghai, China	Asia regional fulfillment	179,000
New York, New York	Kate Spade corporate management	135,000
North Bergen, New Jersey	Corporate office and customer service	106,000
Tokyo, Japan	Corporate and regional management	24,900
Shanghai, China	Coach Greater China regional management	23,000
Elda, Spain	Stuart Weitzman regional management, sourcing and quality control	19,000
Seoul, South Korea	Corporate regional management	18,000
Hong Kong SAR, China	Coach sourcing and quality control	17,000
Dongguan, China	Corporate sourcing, quality control and product development	16,700
London, England	International regional management	16,500
Singapore	Coach Singapore regional management, sourcing and quality control	12,600
Ho Chi Minh City, Vietnam	Coach sourcing and quality control	12,600
Tokyo, Japan	Kate Spade Japan regional management	11,000
Shanghai, China	Asia regional management	10,200
Montreal, Canada	Stuart Weitzman Canada regional management and fulfillment	9,100
In addition to the above properties, the Company occupies leased retail and outlet store locations located in North America and internationally for each of our brands. These leases expire at various times through fiscal 2033. The Company considers these properties to be in generally good condition, and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. Refer to Item 1. "Business," for further information.
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, contract disputes, insurance claims and litigation with present or former employees.
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
Although the Company's litigation as described above is routine and incidental to the conduct of Tapestry’s business, such litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages.
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
As of August 6, 2021, there were 2,039 holders of record of Tapestry’s common stock.
Any future determination to pay cash dividends will be at the discretion of Tapestry’s Board and will be dependent upon Tapestry’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.
The information under the principal heading “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2021, to be filed with the Securities and Exchange Commission (the “Proxy Statement”), is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) of the Company's common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the “peer set" companies listed below over the five-fiscal-year period ending July 3, 2021, the last day of Tapestry’s most recent fiscal year. The graph assumes that $100 was invested on July 2, 2016 at the per share closing price in each of Tapestry’s common stock, the S&P 500 Stock Index and a peer set index tracking the peer group companies listed below, and that all dividends were reinvested. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.
•L Brands, Inc.
•PVH Corp.,
•Ralph Lauren Corporation,
•V.F. Corporation,
•Estee Lauder, Inc.,
•Capri Holdings Limited

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2021
250.00
200.00
150.00
100.00
50.00
0.00
7/2/2016
7/1/2017
6/30/2018
6/29/2019
6/27/2020
7/3/2021
Tapestry, Inc.
S&P 500
Peer Group

	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
TPR	$100.00	$120.21	$122.24	$86.15	$35.57	$120.90
Peer Set	$100.00	$95.69	$132.10	$141.16	$114.90	$217.56
S&P 500	$100.00	$117.64	$134.56	$148.57	$154.99	$227.79
Stock Repurchase Program
The Company did not repurchase any shares of common stock during the fourth quarter of fiscal 2021. As of July 3, 2021, the Company had $600 million availability remaining in the stock repurchase program. The Company may terminate or limit the share repurchase program at any time. The Company is restricted from engaging in share buybacks during the Covenant Relief Period under Amendment No.1 to its Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable as the Company has adopted certain provisions within the amendments to Regulation S-K, including the elimination of Item 301.

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
EXECUTIVE OVERVIEW
The fiscal year ended July 3, 2021 was a 53-week period, June 27, 2020 and June 29, 2019 were each 52-week periods.
Tapestry, Inc. is a leading New York-based house of modern luxury accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Company has three reportable segments:
•Coach - Includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including e-commerce sites, sales to wholesale customers and through numerous independent third party distributors.
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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer. The Company achieved approximately $200 million of gross run rate expense savings in fiscal 2021 and remains on track to realize gross run-rate savings of $300 million.
In fiscal 2021, the Company continued to make meaningful progress against its Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited approximately 4 million new customers, including through our e-commerce channels in North America, representing gains versus prior year;
•Continued to deliver an increase in number of repeat transactions versus prior year and reactivated lapsed customers across brands;
•Drove high-single digit revenue gains with Chinese consumers globally compared to pre-pandemic levels;

•Effectively reduced SKU counts by 40% to 45% and improved assortment productivity, supported by data and analytics, resulting in stronger overall AUR and gross margin through higher IMUs and lower promotional activity and increased inventory turn for the fiscal year;
•Optimized global fleet with 59 net closures in FY21 compared to FY20, representing a net decrease of 90 doors over the past two years.
Covid-19 Pandemic
The Covid-19 virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. Consequently, the spread of Covid-19 has caused significant global business disruptions. As a result of the widespread impact of Covid-19, Tapestry had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19. The vast majority of the Company's stores re-opened for either in-store or pick-up service and they have continued to operate since then, however, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Many of the Company's wholesale and licensing partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarters of fiscal 2020, and while the majority of stores have reopened, they have also been subject to temporary re-closures and tighter capacity restrictions operating in compliance with the rules of certain local governments. In addition, certain of the Company’s supply chain partners, particularly those in Southeast Asia, have experienced closures due to an increase in Covid-19 cases in the region, which has and may continue to negatively impact the Company’s supply chain operations. However, there is still uncertainty around the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to make adjustments to our operating plan. Refer to Part I, Item 1A. "Risk Factors" herein for further information.
In response to the challenges that Covid-19 has imposed on our business, the Company implemented the following actions to mitigate these headwinds:
•Re-opened stores as quickly as possible, while following governmental and public health guidelines.
•Driving with a digital-first mindset for all brands. Implemented practices designed to support the continued operations of our e-commerce platforms and fulfillment centers remain operational across all major regions.
•Reduced capital expenditures through fleet optimization through fiscal 2021.
•Drove SG&A savings, including actions taken under the Acceleration Program, through the reduction of corporate and retail workforce, right-sizing of marketing expenses, reduction of fixed costs such as rent as well as procurement savings, including reducing external third party services.
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
•Suspended its quarterly cash dividend and share repurchase program beginning in the fourth quarter of fiscal 2020. Subsequent to the fiscal 2021 year end, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program and declared a quarterly dividend of $0.25 per common share payable on September 27, 2021. The Company also intends to repurchase approximately $500.0 million worth of stock in fiscal 2022, of which $600.0 million is remaining under its current authorization.
The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.

CARES Act Tax Impact
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Additionally, on December 27, 2020, the Covid-19 stimulus package was signed into law, which contained enhancements to certain tax credits enacted under the CARES Act. Certain provisions impacted the results of the Company. Refer to Note 16, "Income Taxes" for additional information on these provisions.
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
The Company recorded $95.0 million of tax benefits in fiscal 2021, most notably as a result of the Net Operating Loss ("NOL") carryback claim.
Impairments
During fiscal 2021, the Company recorded $45.8 million of impairment charges related to lease right-of-use assets, which were primarily driven by the continued impacts of Covid-19. Refer to Note 12, "Fair Value Measurements" for further information. In addition, the Company recognized a reversal of raw material reserves of $8.1 million, which was established in fiscal 2020 as a result of the projected impact of Covid-19.
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
During fiscal 2020, the Company recorded $104.0 million of increases in inventory reserves, driven by the impact of Covid-19.
Acceleration Program
    The Company has implemented a strategic growth plan after undergoing a review of its business under the Acceleration Program and expects to incur certain costs reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and share-based compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020 and 2021, Company expects to incur total pre-tax charges of approximately $205 - $220 million related to the Acceleration Program. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022. The Company achieved approximately $200 million of gross run rate expense savings in fiscal 2021 and remains on track to realize gross run-rate savings of $300 million. Refer to Note 7, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.

Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. The virus has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in closures of our directly operated stores and locations of our wholesale partners globally, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores reopened for either in-store or curb-side service and have continued to operate since then, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation, and other stores may be required to close again for an extended period of time due to the possibility of a resurgence of increased infections. The Company has noted that certain geographies have experienced increased infection rates due to new variants of Covid-19, resulting in a decline in store traffic in these regions. The Company currently expects that this trend will not have a material adverse impact on its financial results for Fiscal 2022. However, if such infections rates continue to rise resulting in further declines in store traffic, the Company's financial results may be negatively impacted from that which is currently expected. Furthermore, Covid-19 has and may continue to cause disruptions in the Company’s supply chain within our fulfillment centers and logistics providers, and has resulted in temporary closures in our third-party manufacturers. The Company exports a significant amount of its products from Southeast Asia, which has and continues to experience increased rates of Covid-19.
The Company has been experiencing other global logistics challenges, such as delays as a result of port congestion, vessel availability and container shortages for imported products that are expected to persist in fiscal 2022, which will result in the Company using air freight with greater frequency than in the past. In addition, the Company has recently incurred higher freight costs, as rates for ocean and air shipments have significantly increased from those experienced in the beginning of fiscal 2021.
Several organizations that monitor the world’s economy, including the International Monetary Fund, observed that the outbreak of the Covid-19 pandemic has negatively shocked the global economy. Recent economic data forecasts a return to global growth for the remainder of calendar 2021 and 2022. Projected growth is contingent on anticipated legislation of additional fiscal support and improved health metrics. Moreover, there are factors that may hinder a global economic rebound, including expected inflationary pressures in calendar 2022. Additionally, there are still lingering uncertainties due to Covid-19 that may limit growth rates and progress, such as expected vaccine rollouts and mutations of the virus. Thus, the revisions to estimated growth are heavily dependent on continued strong multilateral cooperation to bring the pandemic under control, including funding and support from local policymakers to make strategic investments that aid economic activity.
Certain markets around the world have been faced with labor shortages, which have not impacted the Company's operations to date. If these trends continue or worsen, it could potentially affect the Company's ability to attract and retain employees for its retail and fulfillment locations in the future.
Furthermore, currency volatility, political instability and potential changes to trade agreements or duty rates may contribute to a worsening of the macroeconomic environment or adversely impact our business. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. However, while the U.S. has participated in multi-national negotiations on trade agreements and duty rates, there continues to be a possibility of increases in tariffs on goods imported into the U.S. from other countries.
Furthermore, certain tax legislation contemplated by the Biden Administration, including increasing the U.S. corporate tax rate, and by the Organization for Economic Co-operation and Development, would have an adverse impact on our tax rate and financial results if passed as currently communicated.
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

FISCAL 2021 COMPARED TO FISCAL 2020
The following table summarizes results of operations for fiscal 2021 compared to fiscal 2020. All percentages shown in the tables below and the related discussion that follows have been calculated using unrounded numbers.

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$5,746.3	100.0%	$4,961.4	100.0%	$784.9	15.8%
Gross profit	4,081.9	71.0	3,239.3	65.3	842.6	26.0
SG&A expenses	3,113.9	54.2	3,790.1	76.4	(676.2)	(17.8)
Operating income (loss)	968.0	16.8	(550.8)	(11.1)	1,518.8	NM
Interest expense, net	71.4	1.2	60.1	1.2	11.3	18.8
Other expense (income)	(0.7)	—	13.3	0.3	(14.0)	NM
Income (Loss) before provision for income taxes	897.3	15.6	(624.2)	(12.6)	1,521.5	NM
Provision for income taxes	63.1	1.1	27.9	0.7	35.2	NM
Net income (loss)	834.2	14.5	(652.1)	(13.1)	1,486.3	NM
Net income (loss) per share:
Basic	$3.00		$(2.34)		$5.34	NM
Diluted	$2.95		$(2.34)		$5.29	NM

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The reported results during fiscal 2021 and fiscal 2020 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Fiscal 2021 Items

	Fiscal Year Ended July 3, 2021
		Items affecting comparability
	GAAP Basis (As Reported)	CARES Act Tax Impact	Impairment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	3,149.0	—	8.1	—	3,140.9
Kate Spade	768.4	—	—	—	768.4
Stuart Weitzman	164.5	—	—	—	164.5
Gross profit(1)	$4,081.9	$—	$8.1	$—	$4,073.8

Coach	1,836.9	—	20.4	21.9	1,794.6
Kate Spade	659.9	—	19.3	4.4	636.2
Stuart Weitzman	173.1	—	6.1	(2.5)	169.5
Corporate	444.0	—	—	65.8	378.2
SG&A expenses	$3,113.9	$—	$45.8	$89.6	$2,978.5

Coach	1,312.1	—	(12.3)	(21.9)	1,346.3
Kate Spade	108.5	—	(19.3)	(4.4)	132.2
Stuart Weitzman	(8.6)	—	(6.1)	2.5	(5.0)
Corporate	(444.0)	—	—	(65.8)	(378.2)
Operating income (loss)	$968.0	$—	$(37.7)	$(89.6)	$1,095.3

Provision for income taxes	63.1	(95.0)	(7.8)	(17.6)	183.5
Net income (loss)	$834.2	$95.0	$(29.9)	$(72.0)	$841.1
Net income (loss) per diluted common share	$2.95	$0.31	$(0.10)	$(0.23)	$2.97

(1)Adjustments within Gross profit are recorded within Cost of sales.
In fiscal 2021 the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount primarily relates to tax benefits, most notably as a result of the NOL carryback claim. Refer to Note 16, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives, share-based compensation, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" herein and Note 7, "Restructuring Activities," for further information.
•Impairment - Total adjustments are primarily due to impairment charges on lease ROU assets, as well as a reversal of raw material reserves which was established in fiscal 2020 as a result of the projected impact of Covid-19. Refer to the "Executive Overview" herein and Note 12, "Fair Value Measurements," for further information.
These actions taken together increased the Company's SG&A expenses by $135.4 million, decreased Cost of sales by $8.1 million and Provision for income taxes by $120.4 million, negatively impacting net income by $6.9 million, or $0.02 per diluted share.

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
In fiscal 2020 the Company incurred adjustments as follows:
•ERP Implementation - Total charges represent technology implementation costs.
•Organization-related & Integration Costs - Total charges represent integration costs primarily related to professional fees. Refer to Note 6, "Integration," for more information.
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
•Acceleration Program - Total charges, incurred under the Acceleration Program, are primarily due to organization-related costs as a result of severance and store closures charges. Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities established in connection with the adoption of the new lease accounting standard, establishing inventory reserves, accelerated depreciation and severance. Refer to the "Executive Overview" herein and Note 7, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $871.2 million and Cost of sales by $118.0 million and decreased the Provision for income taxes by $65.9 million, negatively impacting net income by $923.3 million, or $3.31 per diluted share.

Tapestry, Inc. Summary - Fiscal 2021
Currency Fluctuation Effects
The change in net sales and gross margin in fiscal 2021 compared to fiscal 2020 has been presented both including and excluding currency fluctuation effects.
Net Sales
The Company has provided comparisons to certain fiscal year 2019 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, notably in the second half of fiscal year 2020.

	Fiscal Year Ended		Variance
	July 3, 2021	June 27, 2020	Amount	%	Constant Currency Change	% Change versus FY19
	(millions)
Coach	$4,253.1	$3,525.7	$727.4	20.6%	18.6%	(0.4)%
Kate Spade	1,210.0	1,149.5	60.5	5.3	4.6	(11.5)
Stuart Weitzman	283.2	286.2	(3.0)	(1.0)	(3.4)	(27.3)
Total Tapestry	$5,746.3	$4,961.4	$784.9	15.8	14.1	(4.7)
Net sales in fiscal 2021 increased 15.8% or $784.9 million to $5.75 billion. Excluding the impact of foreign currency, net sales increased by 14.1% or $699.0 million. Included in net sales of $5.75 billion in fiscal 2021 is the favorable impact of the 53rd week, which resulted in incremental net revenues of $92.7 million.
•Coach Net Sales increased 20.6% or $727.4 million to $4.25 billion in fiscal 2021. Excluding the impact of foreign currency, net sales increased 18.6% or $656.4 million. The following discussion is presented excluding the favorable impact of the 53rd week to net sales of $67.7 million and the impact of foreign currency. This increase is primarily attributed to a net increase of $517.5 million in net global retail sales driven by higher global e-commerce sales and store sales in mainland China, partially offset by lower store sales in North America, Europe and Other Asia, including Japan. Wholesale sales also increased $64.8 million primarily due to growth of the wholesale business in mainland China.
•Kate Spade Net Sales increased 5.3% or $60.5 million to $1.21 billion in fiscal 2021. Excluding the impact of foreign currency, net sales increased 4.6% or $52.5 million. The following discussion is presented excluding the favorable impact of the 53rd week to net sales of $21.7 million and the impact of foreign currency. This increase is primarily due to a net increase of $79.5 million in net global retail sales driven by higher global e-commerce sales, partially offset by lower stores sales in Other Asia, notably Japan, North America and Europe, due to the Covid-19 outbreak. This was partially offset by a decrease in wholesale sales of $50.8 million due to the strategic pullback in disposition and lower demand as a result of the Covid-19 outbreak.
•Stuart Weitzman Net Sales decreased by 1.0% or $3.0 million to $283.2 million in fiscal 2021. Excluding the impact of foreign currency, net sales decreased 3.4% or $9.9 million. The following discussion is presented excluding the favorable impact of the 53rd week to net sales of $3.3 million and the impact of foreign currency. This decrease is primarily due to a decline in the retail business of $16.1 million primarily driven by store closures related to fleet optimization under the Acceleration Program and market exits, partially offset by increase in store sales in mainland China and an increase in global e-commerce sales.

Gross Profit

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$3,149.0	74.0%	$2,411.6	68.4%	$737.4	30.6%
Kate Spade	768.4	63.5	682.9	59.4	85.5	12.5
Stuart Weitzman	164.5	58.1	144.8	50.6	19.7	13.6
Tapestry	$4,081.9	71.0	$3,239.3	65.3	$842.6	26.0
Gross profit increased 26.0% or $842.6 million to $4.08 billion in fiscal 2021 from $3.24 billion in fiscal 2020. Gross margin for fiscal 2021 was 71.0% as compared to 65.3% in fiscal 2020. Excluding items affecting comparability of a reduction of expense of $8.1 million in fiscal 2021 and $118.0 million in fiscal 2020, as discussed in the "GAAP to Non-GAAP Reconciliation" herein, gross profit increased 21.3% or $716.5 million to $4.07 billion in fiscal 2021, and gross margin increased 320 basis points to 70.9% in fiscal 2021 and 67.7% in fiscal 2020 and was not materially impacted by foreign currency.
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
•Coach Gross Profit increased 30.6% or $737.4 million to $3.15 billion in fiscal 2021 from $2.41 billion in fiscal 2020. Gross margin increased to 74.0% in fiscal 2021 as compared to 68.4% in fiscal 2020. Excluding items affecting comparability of a reduction of expense of $8.1 million and $62.0 million in fiscal 2021 and fiscal 2020, respectively, Coach gross profit increased 27.0% or $667.3 million to $3.14 billion from $2.47 billion in fiscal 2020, and gross margin increased 370 basis points to 73.9% from 70.2% in fiscal 2020 and was not materially impacted by foreign currency. This increase in gross margin is primarily attributed to reduced promotional activity.
•Kate Spade Gross Profit increased 12.5% or $85.5 million to $768.4 million in fiscal 2021 from $682.9 million in fiscal 2020. Gross margin increased to 63.5% in fiscal 2021 from 59.4% in fiscal 2020. Excluding items affecting comparability of $33.5 million in fiscal 2020, Kate Spade gross profit increased 7.3% or $52.0 million to $768.4 million from $716.4 million in fiscal 2020, and gross margin increased 120 basis points to 63.5% from 62.3% in fiscal 2020 and was not materially impacted by foreign currency. This gross margin increase of 120 basis points is primarily due to reduced promotional activity and a strategic pullback in disposition, partially offset by higher inbound freight and duty expenses.
•Stuart Weitzman Gross Profit increased 13.6% or $19.7 million to $164.5 million in fiscal 2021 from $144.8 million in fiscal 2020. Gross margin increased 750 basis points to 58.1% in fiscal 2021 from 50.6% in fiscal 2020. Excluding items affecting comparability of $22.5 million in fiscal 2020, Stuart Weitzman gross profit decreased 1.7% or $2.8 million to $164.5 million from $167.3 million in fiscal 2020, and gross margin decreased 40 basis points to 58.1% in fiscal 2021 from 58.5% in fiscal 2020. On a constant currency basis, gross margin decreased 260 basis points. This decrease in gross margin is primarily due to channel mix and increased promotional activity.

Selling, General and Administrative Expenses

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,836.9	43.2%	$1,822.2	51.7%	$14.7	0.8%
Kate Spade	659.9	54.5	782.2	68.0	(122.3)	(15.6)
Stuart Weitzman	173.1	61.1	766.2	NM	(593.1)	(77.4)
Corporate	444.0	NA	419.5	NA	24.5	5.8
Tapestry	$3,113.9	54.2	$3,790.1	76.4	$(676.2)	(17.8)
SG&A expenses decreased 17.8% or $676.2 million to $3.11 billion in fiscal 2021 as compared to $3.79 billion in fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 54.2% during fiscal 2021 as compared to 76.4% during fiscal 2020. Excluding items affecting comparability of $135.4 million in fiscal 2021 and $871.2 million in fiscal 2020, SG&A expenses increased 2.0% or $59.6 million to $2.98 billion from $2.92 billion in fiscal 2020; and SG&A expenses as a percentage of net sales decreased to 51.8% in fiscal 2021 from 58.8% in fiscal 2020. This increase in SG&A expenses includes an increase in accrued Annual Incentive Plan expenses due to the cancellation of the Plan in fiscal 2020, higher marketing spend due to focus on digital and funding the endowment of the newly established Tapestry Foundation, partially offset by decreases as a result of actions taken as part of the Acceleration Program as well as benefits from wage subsidies and rent concessions.
•Coach SG&A Expenses increased 0.8% or $14.7 million to $1.84 billion in fiscal 2021 as compared to $1.82 billion in fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 43.2% in fiscal 2021 as compared to 51.7% in fiscal 2020. Excluding items affecting comparability of $42.3 million and $135.7 million in fiscal 2021 and fiscal 2020, respectively, SG&A expenses increased 6.4% or $108.1 million to $1.79 billion in fiscal 2021 from $1.69 billion in fiscal 2020. SG&A expenses as a percentage of sales decreased to 42.2% in fiscal 2021 from 47.8% in fiscal 2020. This increase in SG&A expenses is primarily due to an increase in digital marketing spend and e-commerce related operational and selling costs in support of higher e-commerce sales, partially offset by a decline in occupancy costs and compensation costs primarily as a result of actions taken as part of the Acceleration Program.
•Kate Spade SG&A Expenses decreased 15.6% or $122.3 million to $659.9 million in fiscal 2021 from $782.2 million in fiscal 2020. As a percentage of net sales, SG&A expenses decreased to 54.5% during fiscal 2021 as compared to 68.0% in fiscal 2020. Excluding items affecting comparability of $23.7 million and $106.6 million in fiscal 2021 and fiscal 2020, respectively, SG&A expenses decreased 5.8% or $39.4 million to $636.2 million in fiscal 2021 compared to $675.6 million in fiscal 2020; and SG&A expenses as a percentage of sales decreased to 52.6% in fiscal 2021 from 58.8% in fiscal 2020. This decrease is due to a decline in occupancy costs, compensation costs and depreciation expense, primarily as a result of actions taken as part of the Acceleration Program, partially offset by an increase in digital marketing spend and e-commerce related operational and selling costs in support of higher e-commerce sales.
•Stuart Weitzman SG&A Expenses decreased 77.4% or $593.1 million to $173.1 million in fiscal 2021 as compared to $766.2 million in fiscal 2020. Excluding items affecting comparability of $3.6 million in fiscal 2021 and $542.3 million in fiscal 2020, SG&A expenses decreased 24.3% or $54.4 million to $169.5 million in fiscal 2021 from $223.9 million in fiscal 2020; and SG&A expenses as a percentage of net sales decreased to 59.9% in fiscal 2021 from 78.2% in fiscal 2020. This decrease is primarily due to a decline in occupancy and compensation costs mainly as a result of fleet optimization under the Acceleration Program and market exits, as well as higher bad debt reserves in the prior year due to Covid-19.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 5.8% or $24.5 million to $444.0 million in fiscal 2021 as compared to $419.5 million in fiscal 2020. Excluding items affecting comparability of $65.8 million and $86.6 million in fiscal 2021 and fiscal 2020, respectively, SG&A expenses increased 13.6% or $45.3 million to $378.2 million in fiscal 2021 as compared to $332.9 million in fiscal 2020. This increase in SG&A expenses is primarily due to an increase in accrued Annual Incentive Plan expenses and the costs associated with the endowment of the newly established Tapestry Foundation, partially offset by the gain realized on the sale of our corporate office in Hong Kong SAR, China and on the deferred purchase price of the Kate Spade joint venture.

Operating Income (Loss)

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,312.1	30.9%	$589.4	16.7%	$722.7	NM
Kate Spade	108.5	9.0	(99.3)	(8.6)	207.8	NM
Stuart Weitzman	(8.6)	(3.1)	(621.4)	NM	612.8	98.6
Corporate	(444.0)	NA	(419.5)	NA	(24.5)	(5.8)
Tapestry	968.0	16.8	$(550.8)	(11.1)	$1,518.8	NM
Operating income increased $1.52 billion to $968.0 million during fiscal 2021 as compared to operating loss of $550.8 million in fiscal 2020. Operating margin was 16.8% in fiscal 2021 as compared to (11.1)% in fiscal 2020. Excluding items affecting comparability of $127.3 million in fiscal 2021 and $989.2 million in fiscal 2020, operating income increased $656.9 million to $1.10 billion from $438.4 million in fiscal 2020; and operating margin was 19.1% in fiscal 2021 as compared to 8.8% in fiscal 2020. Included in operating income excluding items affecting comparability of $1.10 billion is $30.0 million from the favorable impact of the 53rd week in fiscal 2021.
•Coach Operating Income increased $722.7 million to $1.31 billion in fiscal 2021, resulting in an operating margin of 30.9%, as compared to $589.4 million and 16.7%, respectively in fiscal 2020. Excluding items affecting comparability, Coach operating income increased $559.2 million to $1.35 billion from $787.1 million in fiscal 2020; and operating margin was 31.7% in fiscal 2021 as compared to 22.3% in fiscal 2020. This increase in operating income includes the favorable impact of the 53rd week in fiscal 2021 of $28.6 million and is due to an increase in gross profit, partially offset by higher SG&A expenses.
•Kate Spade Operating Income increased $207.8 million to an operating income of $108.5 million in fiscal 2021, resulting in an operating margin of 9.0% as compared to an operating loss of $99.3 million and operating margin of (8.6)% in fiscal 2020. Excluding items affecting comparability, Kate Spade operating income increased $91.4 million to $132.2 million from $40.8 million in fiscal 2020, resulting in an operating margin of 10.9% as compared to 3.6% in fiscal 2020. This increase in operating income includes the favorable impact of the 53rd week in fiscal 2021 of $4.7 million and is due to an increase in gross profit and lower SG&A expenses.
•Stuart Weitzman Operating Loss decreased $612.8 million to an operating loss of $8.6 million in fiscal 2021, as compared to an operating loss of $621.4 million in fiscal 2020. Excluding items affecting comparability, Stuart Weitzman operating loss decreased $51.6 million to an operating loss of $5.0 million from an operating loss of $56.6 million in fiscal 2020; and operating margin was (1.8)% in fiscal 2021 as compared to (19.8)% in fiscal 2020. This decrease in operating loss includes the favorable impact of the 53rd week in fiscal 2021 of $0.2 million and is due to a lower SG&A expenses, partially offset by a decrease in gross profit.
Interest Expense, net
Net interest expense increased 18.8% or $11.3 million to $71.4 million in fiscal 2021 as compared to $60.1 million in fiscal 2020. This increase in interest expense, net is due to lower interest income and the additional interest expense related to the draw down on the Revolving Credit Facility in the fourth quarter of fiscal 2020 that was fully repaid in the third quarter of fiscal 2021.
Other Expense (Income)
Other income increased $14.0 million to income of $0.7 million in fiscal 2021 as compared to expense of $13.3 million in fiscal 2020. This increase in other income is related to an increase in foreign exchange gains.
Provision for Income Taxes
The effective tax rate was 7.0% in fiscal 2021 as compared to (4.5)% in fiscal 2020. Excluding items affecting comparability, the effective tax rate was 17.9% in fiscal 2021 as compared to 25.7% in fiscal 2020. The decrease in our effective tax rate was primarily attributable to geographic mix of earnings and the impact of nondeductible expenses on lower pretax operating income in fiscal 2020.

Net Income (Loss)
Net income increased $1.49 billion to a net income of $834.2 million in fiscal 2021 as compared to a net loss of $652.1 million in fiscal 2020. Excluding items affecting comparability, net income increased $569.9 million to $841.1 million in fiscal 2021 from $271.2 million in fiscal 2020. This increase was primarily due to higher operating income, partially offset by an increase in the provision for income taxes.
Net Income (Loss) per Share
Net income per diluted share was $2.95 in fiscal 2021 as compared to net loss per diluted share of $2.34 in fiscal 2020. Excluding items affecting comparability, net income per diluted share increased $2.00 to $2.97 in fiscal 2021 from $0.97 in fiscal 2020, primarily due to higher net income. The impact of the 53rd week contributed approximately $0.09 to net income per diluted share.
FISCAL 2020 COMPARED TO FISCAL 2019
The comparison of fiscal 2020 to 2019 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 27, 2020, filed on August 13, 2020.
NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported gross profit, SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share reflect certain items, including the impact of the CARES Act Tax Impact in fiscal 2021, Impairment costs and Acceleration Program costs in fiscal 2021 and 2020, and ERP Implementation and Organization-related and Integration charges in fiscal 2020. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
Furthermore, the Company has disclosed the impact of the 53rd week in fiscal 2021 on net sales, operating income and earnings per diluted share results.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the Covid-19 pandemic, comparable store sales are not reported for fiscal year ended July 3, 2021 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

FINANCIAL CONDITION
Cash Flows - Fiscal 2021 Compared to Fiscal 2020

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	Change
	(millions)
Net cash provided by operating activities	$1,323.7	$407.0	$916.7
Net cash provided by (used in) investing activities	(91.0)	44.3	(135.3)
Net cash provided by (used in) financing activities	(666.0)	5.9	(671.9)
Effect of exchange rate changes on cash and cash equivalents	14.7	(0.1)	14.8
Net increase (decrease) in cash and cash equivalents	$581.4	$457.1	$124.3
The Company’s cash and cash equivalents increased by $581.4 million in fiscal 2021 compared to an increase of $457.1 million in fiscal 2020, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities increased $916.7 million primarily due to changes in net income of $1.49 billion and changes in operating assets and liabilities of $310.6 million, partially offset by the impact of non-cash charges of $880.2 million.
The $310.6 million change in our operating asset and liability balances was primarily driven by:
•Accounts payable were a source of cash of $307.3 million in fiscal 2021 as compared to a use of cash of $91.7 million in fiscal 2020, primarily due to the extension of payment terms to certain vendors in addition to higher inventory in transit compared to the prior period.
•Accrued liabilities were a source of cash of $140.3 million in fiscal 2021 as compared to a source of cash of $7.6 million in fiscal 2020, primarily attributed to increased accruals for Annual Incentive Plan payments compared to the prior period, partially offset by the timing of tax related payments.
•Inventories were a source of cash of $32.2 million in fiscal 2021 as compared to a use of cash of $58.6 million in fiscal 2020, primarily driven by more disciplined inventory management, higher than expected sales, and actions taken to exit certain markets, partially offset by higher inventory in transit compared to the prior period.
•Other assets were a use of cash of $223.1 million in fiscal 2021 as compared to a source of cash of $38.3 million in fiscal 2020, primarily related to an increase in income tax receivable due to the NOL carryback claim under the CARES Act.
•Trade accounts receivable were a use of cash of $9.6 million in fiscal 2021 as compared to a source of cash of $61.9 million in fiscal 2020, primarily driven by a lower balance in the fourth quarter of fiscal 2020 due to impacts from Covid-19.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $91.0 million in fiscal 2021 compared to a source of cash of $44.3 million in fiscal 2020, resulting in a $135.3 million decrease in net cash provided by investing activities.
The $91.0 million use of cash in fiscal 2021 is primarily due to capital expenditures of $116.0 million. This use of cash was partially offset by net cash proceeds from the sale of building of $23.9 million.
The $44.3 million source of cash in fiscal 2020 is primarily due to net cash proceeds from maturities and sales of investments of $462.1 million. This source of cash was offset by purchases of investments of $212.4 million and capital expenditures of $205.4 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $666.0 million in fiscal 2021 as compared to a source of cash of $5.9 million in fiscal 2020, resulting in a $671.9 million decrease in net cash provided by financing activities.
The $666.0 million use of cash in fiscal 2021 was primarily due to repayments on the Revolving Credit Facility of $700.0 million, partially offset by proceeds from share based awards of $61.2 million.

The $5.9 million source of cash in fiscal 2020 was primarily due to proceeds from the draw down on the Revolving Credit Facility of $700.0 million, which was offset by dividend payments of $380.3 million and repurchases of common stock of $300.0 million.
Cash Flows - Fiscal 2020 Compared to Fiscal 2019
The comparison of fiscal 2020 to 2019 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended June 27, 2020, filed on August 13, 2020.

Working Capital and Capital Expenditures
As of July 3, 2021, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$2,007.7	$—	$2,007.7
Short-term investments(1)	8.1	—	8.1
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$4,515.8	$1,600.0	$2,915.8

(1)    As of July 3, 2021, approximately 33.5% of our cash and cash equivalents and short-term investments were held outside the United States. We have analyzed our global working capital and cash requirements, and the potential tax liabilities associated with repatriation, and have determined that we will likely repatriate some portion of available foreign cash in the foreseeable future. The Company has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated. See Note 16, "Income Taxes" for more information.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt, incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of July 3, 2021, $0.0 million of borrowings were outstanding under the Revolving Credit Facility. Refer to Note 13, "Debt," for further information on our existing debt instruments.
(3)    In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the "2025 Senior Notes"). On June 20, 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). The indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company's ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company's assets. As of

July 3, 2021, no known events of default have occurred. Refer to Note 13, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of July 3, 2021, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%. We have no reason to believe at this time that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the facility in the event we elect to draw funds in the foreseeable future.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for fiscal 2021 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, which is uncertain as a result of Covid-19, and to financial, business and other factors, some of which are beyond the Company's control. The Company expects total capital expenditures to be approximately $220 million in fiscal 2022 as the Company continues to prioritize investing in digital capabilities.
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
Stock Repurchase Plan
On May 9, 2019, the Company announced that its Board of Directors had authorized the repurchase up to $1.00 billion of shares of its outstanding common stock. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time. As of July 3, 2021, the Company has $600.0 million of additional shares available to be repurchased as authorized under the plan. Amendment No. 1 to the Revolving Credit Facility contains negative covenants that limit the ability of the Company to, among other things, engage in share buybacks during the Covenant Relief Period. Refer to Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for further information. Subsequent to the fiscal 2021 year end, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program and declared a quarterly dividend of $0.25 per common share payable on September 27, 2021. The Company also intends to repurchase approximately $500.0 million worth of stock in fiscal 2022, of which $600.0 million is remaining under its current authorization.

Contractual and Other Obligations
Firm Commitments
As of July 3, 2021, the Company's contractual obligations are as follows:

	Total	Fiscal 2022	Fiscal 2023 – 2024	Fiscal 2025 – 2026	Fiscal 2027 and Beyond
	(millions)
Capital expenditure commitments	$28.5	$17.7	$10.8	$—	$—
Inventory purchase obligations	484.8	484.8	—	—	—
Operating lease obligations	2,207.8	389.4	616.3	410.5	791.6
Finance lease obligations	5.5	1.4	2.8	1.3	—
Debt repayment	1,600.0	—	400.0	600.0	600.0
Interest on outstanding debt	257.6	62.3	101.0	68.6	25.7
Mandatory transition tax payments(1)	144.0	16.9	74.2	52.9	—
Other	187.2	124.7	57.6	4.9	—
Total	$4,915.4	$1,097.2	$1,262.7	$1,138.2	$1,417.3

(1)    Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the Tax Legislation. Refer to Note 16, "Income Taxes," for further information.
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $113.1 million as of July 3, 2021, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes amounts included in current liabilities in the Consolidated Balance Sheet at July 3, 2021 as these items will be paid within one year and certain long-term liabilities not requiring cash payments.
Off-Balance Sheet Arrangements
In addition to the commitments included in the table above, we have outstanding letters of credit, surety bonds and bank guarantees of $40.5 million as of July 3, 2021, primarily serving to collateralize our obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. These letters of credit expire at various dates through 2028.
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
Retail store and concession shop-in-shop revenues are recognized at the point-of-sale, when the customer obtains physical possession of the products. Digital revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and digital revenues are recorded net of estimated returns, which are estimated by developing an expected value based on historical experience. Payment is due at the point of sale.
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
At July 3, 2021, a 10% change in the allowances for estimated uncollectible accounts, markdowns and returns would not have resulted in a material change in the Company's reserves and net sales.
Inventories
The Company holds inventory that is sold through retail and wholesale distribution channels, including e-commerce sites. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. At July 3, 2021, a 10% change in the inventory reserve, would not have resulted in material change in inventory and cost of sales.
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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2021 or fiscal 2019. During the third quarter of fiscal 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. The reduction in both cash from operations and future expected cash flows were exacerbated by the Covid-19 pandemic, which resulted in a decline in sales driven by full and partial closures of a significant portion of our stores globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the third quarter of fiscal 2020, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of the third quarter of fiscal 2020 did not exceed their respective carrying values. Accordingly, in the third quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. During the third quarter of fiscal 2020, the Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. In considering the excess of the fair value over its carrying value for all Coach and Kate Spade reporting unit and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units. Further, the Company determined there was no impairment during the fiscal 2020 annual impairment assessment.
Based on the annual assessment in fiscal 2021, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2021 testing date exceeded their carrying values by approximately 41% and 77%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and potential operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2022 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of these assets.
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
A hypothetical 10% change in our stock-based compensation expense would not have a material impact to our fiscal 2021 net income.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of July 3, 2021 and June 27, 2020, forward currency contracts designated as cash flow hedges with a notional amount of $61.4 million and $586.2 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of July 3, 2021.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans and payables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, the British Pound Sterling and the Euro. To manage the exchange rate risk related to these loans, the Company enters into forward currency contracts. As of July 3, 2021 and June 27, 2020, the total notional values of outstanding forward foreign currency contracts related to these loans were $248.2 million and $76.9 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at July 3, 2021 and June 27, 2020 was $0.3 million and $2.9 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at July 3, 2021 and June 27, 2020 was $1.2 million and $1.7 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss. As of July 3, 2021, a 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated October 24, 2019 as amended May 19, 2020, the 2025 Senior Notes, 2022 Senior Notes, 2027 Senior Notes (collectively the "Senior Notes") and investments.
Our exposure to changes in interest rates is primarily attributable to debt outstanding under the Revolving Credit Facility. Borrowings under the Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability to (b) consolidated EBITDAR. A hypothetical 10% change in the credit agreement interest rate would have resulted in an immaterial change in interest expense in fiscal 2021. Furthermore, a prolonged disruption on our business resulting from the Covid-19 pandemic may impact our ability to satisfy the terms of our Revolving Credit Facility, including our liquidity covenant.
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At July 3, 2021, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $652 million, $407 million and

$659 million, respectively. At June 27, 2020, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $577 million, $393 million and $565 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective as of July 3, 2021.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2021 and concluded that it is effective.
The Company’s independent auditors have issued an audit report on the Company's internal control over financial reporting as of July 3, 2021 as included elsewhere herein.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our Corporate employees continue to work remotely due to the Covid-19 pandemic. We will continue to evaluate and monitor the impact of Covid-19 on our internal controls. Refer to item 1A. “Risk Factors,” for further information regarding the risks to our business associated with Covid-19.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be included in the Proxy Statement for the 2021 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive and director compensation set forth in the Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Tapestry Stock Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.
There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement for the 2021 Annual Meeting of Stockholders and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees For Audit and Other Services” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules. Refer to “Index to Financial Statements” appearing herein.
(b)Exhibits. Refer to the exhibit index which is included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TAPESTRY, INC.

Date: August 19, 2021	By:	/s/ Joanne C. Crevoiserat
Name: Joanne C. Crevoiserat Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on August 19, 2021.

Signature	Title

/s/ Joanne C. Crevoiserat	Chief Executive Officer
Joanne C. Crevoiserat	(Principal Executive Officer)

/s/ Scott A. Roe	Chief Financial Officer
Scott A. Roe	(Principal Financial Officer)

/s/ Manesh B. Dadlani	Corporate Controller
Manesh B. Dadlani	(Principal Accounting Officer)

/s/ Susan Kropf	Independent Chair, Board of Directors
Susan Kropf

/s/ John P. Bilbrey	Director
John P. Bilbrey

/s/ Darrell Cavens	Director
Darrell Cavens

/s/ David Denton	Director
David Denton

/s/ Anne Gates	Director
Anne Gates

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Pam Lifford	Director
Pam Lifford

/s/ Annabelle Yu Long	Director
Annabelle Yu Long

/s/ Ivan Menezes	Director
Ivan Menezes

TAPESTRY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tapestry, Inc. and subsidiaries (the "Company") as of July 3, 2021 and June 27, 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 3, 2021, and the related notes and the financial statement Schedule II listed in the Index to the Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, effective June 30, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)” (“ASC 842”), using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
The carrying value of goodwill associated with the Kate Spade reporting unit was $640.9 million and the carrying value of the Kate Spade indefinite-lived brand intangible asset was $1,300.0 million at July 3, 2021. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2021 testing date exceeded their respective carrying values by approximately 41% and 77%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and potential operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and other initiatives aimed at increasing profitability of the business.
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
•We tested the effectiveness of management’s controls over its goodwill and indefinite-lived brand intangible asset impairment evaluations, including controls over the forecasts of future revenue and profit margin, and the selection of the discount rate.
•We evaluated management’s ability to accurately forecast by comparing actual revenue and profit margin results to historical projections.
•We evaluated management’s revenue and profit margin projections over the projection period by comparing them with (1) internal communications to management and the Board of Directors, (2) peer companies, and (3) industry and market conditions.
•With the assistance of our fair value specialists, we evaluated the market approach, including evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculations, as well as benchmarking the selected multiples against these guideline public companies.
•We used the assistance of our fair value specialists to assess the acceptability of the weighting applied to value indications from different valuation techniques.
•We used the assistance of our fair value specialists to assess the acceptability of the implied equity premium. With respect to the market value of equity, we tested the calculations used in developing the respective market value of equity.
•We used the assistance of our fair value specialists in evaluating the fair value methodology and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the respective discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 19, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tapestry, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tapestry, Inc. and subsidiaries (the “Company”) as of July 3, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements and financial statement schedule as of and for the year ended July 3, 2021, of the Company and our report dated August 19, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 19, 2021

TAPESTRY, INC.
CONSOLIDATED BALANCE SHEETS

	July 3, 2021	June 27, 2020
	(millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,007.7	$1,426.3
Trade accounts receivable, less allowances for credit losses of $4.2 and $15.9, respectively	200.2	193.3
Inventories	734.8	736.9
Income tax receivable	254.6	46.0
Prepaid expenses	93.8	57.5
Other current assets	84.2	93.1
Total current assets	3,375.3	2,553.1
Property and equipment, net	678.1	775.2
Operating lease right-of-use assets	1,496.6	1,757.0
Goodwill	1,297.3	1,301.1
Intangible assets	1,373.4	1,379.4
Other assets	161.7	158.4
Total assets	$8,382.4	$7,924.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$445.2	$130.8
Accrued liabilities	661.2	511.0
Current portion of operating lease liabilities	319.4	388.8
Current debt	—	711.5
Total current liabilities	1,425.8	1,742.1
Long-term debt	1,590.7	1,587.9
Long-term operating lease liabilities	1,525.9	1,799.8
Deferred income taxes	203.9	155.1
Other liabilities	376.8	362.9
Total liabilities	5,123.1	5,647.8

See Note 14 on commitments and contingencies

Stockholders’ Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value) issued and outstanding – 279.5 million and 276.2 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,487.0	3,358.5
Retained earnings (accumulated deficit)	(158.5)	(992.7)
Accumulated other comprehensive income (loss)	(72.0)	(92.2)
Total stockholders’ equity	3,259.3	2,276.4
Total liabilities and stockholders’ equity	$8,382.4	$7,924.2
  See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(millions, except per share data)
Net sales	$5,746.3	$4,961.4	$6,027.1
Cost of sales	1,664.4	1,722.1	1,973.4
Gross profit	4,081.9	3,239.3	4,053.7
Other selling, general and administrative expenses	3,113.9	3,312.4	3,234.0
Impairment of goodwill and intangible assets	—	477.7	—
Operating income (loss)	968.0	(550.8)	819.7
Interest expense, net	71.4	60.1	47.9
Other expense (income)	(0.7)	13.3	5.6
Income (loss) before provision for income taxes	897.3	(624.2)	766.2
Provision for income taxes	63.1	27.9	122.8
Net income (loss)	$834.2	$(652.1)	$643.4
Net income (loss) per share:
Basic	$3.00	$(2.34)	$2.22
Diluted	$2.95	$(2.34)	$2.21
Shares used in computing net income (loss) per share:
Basic	277.9	278.6	289.4
Diluted	283.0	278.6	290.8
Cash dividends declared per common share	$—	$1.013	$1.350

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(millions)
Net income (loss)	$834.2	$(652.1)	$643.4
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(1.8)	5.6	(5.9)
Unrealized gains (losses) on available-for-sale investments, net	—	0.5	(0.5)
Change in pension liability, net	—	(1.7)	0.6
Foreign currency translation adjustments	22.0	(13.4)	5.4
Other comprehensive income (loss), net of tax	20.2	(9.0)	(0.4)
Comprehensive income (loss)	$854.4	$(661.1)	$643.0

 See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 30, 2018	288.0	$2.9	$3,205.5	$119.0	$(82.8)	$3,244.6
Net income (loss)	—	—	—	643.4	—	643.4
Other comprehensive income (loss)	—	—	—	—	(0.4)	(0.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	2.2	—	8.6	—	—	8.6
Share-based compensation	—	—	88.0	—	—	88.0
Repurchase and retirement of common stock	(3.4)	—	—	(100.0)	—	(100.0)
Dividends declared ($1.350 per share)	—	—	—	(391.0)	—	(391.0)
Cumulative adjustment from adoption of new accounting standards	—	—	—	20.2	—	20.2
Balance at June 29, 2019	286.8	2.9	3,302.1	291.6	(83.2)	3,513.4
Net income (loss)	—	—	—	(652.1)	—	(652.1)
Other comprehensive income (loss)	—	—	—	—	(9.0)	(9.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.3	—	(10.5)	—	—	(10.5)
Share-based compensation	—	—	66.9	—	—	66.9
Repurchase of common stock	(11.9)	(0.1)	—	(299.9)	—	(300.0)
Dividends declared ($1.013 per share)	—	—	—	(283.5)	—	(283.5)
Cumulative adjustment from adoption of new accounting standards	—	—	—	(48.8)	—	(48.8)
Balance at June 27, 2020	276.2	2.8	3,358.5	(992.7)	(92.2)	2,276.4
Net income (loss)	—	—	—	834.2	—	834.2
Other comprehensive income (loss)	—	—	—	—	20.2	20.2
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	3.3	—	53.6	—	—	53.6
Share-based compensation	—	—	74.9	—	—	74.9
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	$3,259.3

See accompanying Notes.

TAPESTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(millions)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$834.2	$(652.1)	$643.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218.7	248.3	268.2
Impairment charges	45.8	813.5	—
Provision for bad debt	2.8	26.0	7.1
Share-based compensation	64.1	53.1	84.8
Acceleration program charges	5.1	24.8	—
Integration and restructuring activities	—	14.0	32.5
Deferred income taxes	52.6	(115.7)	34.5
Changes to lease related balances, net	(125.6)	73.1	—
Gain on sale of building	(13.2)	—	—
Gain on deferred purchase price	(12.5)	—	—
Other non-cash charges, net	21.4	2.3	(5.5)
Changes in operating assets and liabilities:
Trade accounts receivable	(9.6)	61.9	25.7
Inventories	32.2	(58.6)	(104.7)
Other liabilities	(16.8)	(37.8)	(55.8)
Accounts payable	307.3	(91.7)	(39.8)
Accrued liabilities	140.3	7.6	(28.8)
Other assets	(223.1)	38.3	(69.2)
Net cash provided by operating activities	1,323.7	407.0	792.4
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(43.5)
Purchases of property and equipment	(116.0)	(205.4)	(274.2)
Purchases of investments	(0.7)	(212.4)	(415.5)
Proceeds from maturities and sales of investments	1.8	462.1	159.0
Proceeds from sale of building	23.9	—	—
Net cash (used in) provided by investing activities	(91.0)	44.3	(574.2)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Dividend payments	—	(380.3)	(390.7)
Repurchase of common stock	—	(300.0)	(100.0)
Proceeds from revolver	—	700.0	—
Repayment of debt	(11.5)	—	—
Proceeds from share-based awards	61.2	4.3	35.3
Repayment of revolving credit facility	(700.0)	—	—
Taxes paid to net settle share-based awards	(7.5)	(14.9)	(27.0)
Payment of deferred purchase price	(7.4)	(2.4)	(2.5)
Payments of finance lease liabilities	(0.8)	(0.8)	(0.7)
Net cash (used in) provided by financing activities	(666.0)	5.9	(485.6)
Effect of exchange rate changes on cash and cash equivalents	14.7	(0.1)	(6.8)
(Decrease) increase in cash and cash equivalents	581.4	457.1	(274.2)
Cash and cash equivalents at beginning of year	1,426.3	969.2	1,243.4
Cash and cash equivalents at end of year	$2,007.7	$1,426.3	$969.2
Supplemental information:
Cash paid for income taxes, net	$251.8	$87.2	$183.8
Cash paid for interest	$69.7	$68.1	$64.1
Non-cash investing activity – property and equipment obligations	$14.4	$21.1	$48.3

See accompanying Notes.

TAPESTRY, INC.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Tapestry, Inc. (the "Company") is a leading New York-based house of modern luxury accessories and lifestyle brands. Our global house of brands unites the magic of Coach, kate spade new york and Stuart Weitzman. Each of our brands are unique and independent, while sharing a commitment to innovation and authenticity defined by distinctive products and differentiated customer experiences across channels and geographies. We use our collective strengths to move our customers and empower our communities, to make the fashion industry more sustainable, and to build a company that’s equitable, inclusive, and diverse. Individually, our brands are iconic. Together, we can stretch what’s possible.
The Coach segment includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
The Kate Spade segment includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.
The Stuart Weitzman segment includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including e-commerce sites, sales to wholesale customers and through numerous independent third party distributors.
2. BASIS OF PRESENTATION AND ORGANIZATION
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in the financial statements relate to fiscal years. The fiscal year ended July 3, 2021 (“fiscal 2021”) was a 53-week period. The fiscal years ended June 27, 2020 (“fiscal 2020”) and June 29, 2019 (“fiscal 2019”) were 52-week periods. The fiscal year ending July 2, 2022 (“fiscal 2022”) will be a 52-week period.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus ("Covid-19") continues to impact a significant majority of the regions in which we operate. In March 2020, the outbreak was labeled a global pandemic by the World Health Organization. National, state and local governments responded to the Covid-19 pandemic in a variety of ways, including, but not limited to, declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations. The Company had temporarily closed the majority of its directly operated stores globally for some period of time to help reduce the spread of Covid-19 during fiscal 2020. The vast majority of the Company's stores re-opened for either in-store or pick-up service and have continued to operate since then, however, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Many of the Company's wholesale and licensing partners also closed their bricks and mortar stores as required by government orders during the third and fourth quarters of fiscal 2020, and while the majority of stores have reopened, they have also been subject to temporary re-closures and tighter capacity restrictions operating in compliance with the rules of certain local governments.
The global Covid-19 pandemic is continuously evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others. As the full magnitude of the effects on the Company's business is difficult to predict at this time, the Covid-19 pandemic has and may continue to have a material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements. There can be no assurance, however, that any such capital will be available to the Company on acceptable terms or at all. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
During the second quarter of fiscal 2021, compensation resumed normal levels. Subsequent to the fiscal 2021 year end, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program and declared a quarterly dividend of $0.25 per common share payable on September 27, 2021. The Company also intends to repurchase approximately $500.0 million worth of stock in fiscal 2022, of which $600.0 million is remaining under its current authorization.
If stores are required to close again for an extended period of time due to a resurgence of increased infections, the Company's liquidity may be negatively impacted.
Furthermore, in fiscal 2020, the Company borrowed $700 million under its $900 million definitive credit agreement, as entered into on October 24, 2019 ("Revolving Credit Facility") as a precautionary measure. The $700 million borrowed was fully repaid in fiscal 2021. On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility, which sets forth the modifications pertaining to the leverage ratio financial covenant required. Refer to Note 13, "Debt", for additional information regarding the Company's outstanding notes payable and applicable amendments.
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
Inventories
The Company holds inventory that is sold through retail, including e-commerce, and wholesale distribution channels. Substantially all of the Company's inventories are comprised of finished goods, and are reported at the lower of cost or net realizable value. Inventory costs include material, conversion costs, freight and duties and are primarily determined on a weighted-average cost basis. The Company reserves for inventory, including slow-moving and aged inventory, based on current product demand, expected future demand and historical experience. A decrease in product demand due to changing customer tastes, buying patterns or increased competition could impact the Company's evaluation of its inventory and additional reserves might be required.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation including the impact of long-lived asset impairment and disposals. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated over ten to 40 years. Machinery and equipment are depreciated over lives of five to seven years, furniture and fixtures are depreciated over lives of three to ten years, and software and computer equipment is generally depreciated over lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized.
Valuation of Long-Lived Assets
Long-lived assets, such as property and equipment and right-of-use ("ROU") assets are evaluated for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the related asset group and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. The Company recorded $60.9 million and $267.7 million of impairment charges in fiscal 2021 and fiscal 2020, respectively.
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
The Company performs its annual impairment assessment of goodwill as well as brand intangibles during the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2021 or fiscal 2019. In fiscal 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit and an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand.
Operating Leases
The Company leases retail space, office space, warehouse facilities, fulfillment centers, storage space, machinery, equipment and certain other items under operating leases. These leases may also include rent escalation clauses or lease incentives in the form of construction allowances and rent reduction. In determining the lease term used in the lease ROU asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees, and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
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
Asset retirement obligations represent legal obligations associated with the retirement of a tangible long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements in which the Company is

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

contractually obligated to remove at the end of a lease to comply with the lease agreement. When such an obligation exists, the Company recognizes an asset retirement obligation at the inception of a lease at its estimated fair value. The asset retirement obligation is recorded in current liabilities or non-current liabilities (based on the expected timing of payment of the related costs) and is subsequently adjusted for any changes in estimates. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. As of the end of fiscal 2021 and fiscal 2020, the Company had asset retirement obligations of $45.1 million and $35.6 million, respectively, primarily classified within other non-current liabilities in the Company's Consolidated Balance Sheets.
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
Retail store and concession shop-in-shop revenues are recognized at the point-of-sale, when the customer obtains physical possession of the products. Digital revenue from sales of products ordered through the Company’s e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and digital revenues are recorded net of estimated returns, which are estimated by developing an expected value based on historical experience. Payment is due at the point of sale.
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
Cost of Sales
Cost of sales consists of inventory costs and other related costs such as reserves for inventory realizability and shrinkage, damages and replacements.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Shipping and Handling
Shipping and handling costs incurred were $178.6 million, $128.1 million and $123.6 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and are included in SG&A expenses. The Company includes inbound product-related transportation costs from manufacturers within Cost of sales. The balance of the Company's transportation-related costs related to its distribution network is included in SG&A expenses rather than in Cost of sales.
Advertising
Advertising costs include expenses related to direct marketing activities, such as digital and other media and production costs. In fiscal 2021, fiscal 2020 and fiscal 2019, advertising expenses for the Company totaled $395.2 million, $238.0 million and $247.1 million, respectively, and are included in SG&A expenses. Advertising costs are generally expensed when the advertising first appears.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Derivative Instruments
The majority of the Company’s purchases and sales involving international parties, excluding international customer sales, are denominated in U.S. dollars, which limits the Company’s exposure to the transactional effects of foreign currency exchange rate fluctuations. However, the Company is exposed to foreign currency exchange risk related to its foreign operating subsidiaries’ U.S. dollar-denominated inventory transactions and various cross-currency intercompany loans and payables. The Company uses derivative financial instruments to manage these risks. These derivative transactions are in accordance with the Company’s risk management policies. The Company does not enter into derivative transactions for speculative or trading purposes.
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
Hedging Portfolio
The Company enters into forward currency contracts primarily to reduce its risks related to exchange rate fluctuations on foreign currency denominated inventory transactions, as well as various cross-currency intercompany loans and payables. To the extent its derivative contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in AOCI and subsequently recognized in the Consolidated Statements of Operations as part of the cost of the inventory purchases being hedged within cost of sales, when the related inventory is sold to a third party. Current maturity dates range from July 2021 to June 2022. Forward foreign currency exchange contracts designated as fair value hedges and associated with intercompany and other contractual obligations are recognized within foreign currency gains (losses) generally in the period in which the related balances being hedged are revalued. Most current maturity dates are in August 2021, and such contracts are typically renewed upon maturity if the related balance has not been settled.
Foreign Currency
The functional currency of the Company's foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are included

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"), which is intended to improve the effectiveness of fair value disclosures. The ASU removes or modifies certain disclosure requirements related to fair value information, as well as adds new disclosure requirements for Level 3 fair value measurements. The Company adopted ASU 2018-13 as of the beginning of Fiscal 2021. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements and notes thereto.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2018-15"), which is intended to clarify the accounting for implementation costs of cloud computing arrangements which are deemed to be a service contract rather than a software license. The Company adopted ASU 2018-15 as of the beginning of Fiscal 2021 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements and notes thereto.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), and subsequent clarifying updates, which requires companies to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard requires upfront recognition of an allowance for credit losses expected to be incurred over an asset's contractual life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. The Company adopted ASU 2016-13 as of the beginning of Fiscal 2021 using the modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and notes thereto.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which the Company adopted in its entirety on June 30, 2019. This ASU requires recognition of lease assets and lease liabilities on the balance sheet for all leases other than short-term leases. The Company applied the provisions of ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" ("ASU 2018-11"), allowing it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods. Refer to Note 11, "Leases" for further discussion and related disclosures on leases.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
The aggregate purchase consideration for the acquisitions was $47.8 million, $44.0 million of which was cash consideration and the remaining is related to non-cash consideration. Of the $44.0 million of cash consideration, $43.5 million was paid during fiscal 2019 and $0.5 million was paid during fiscal 2020. Of the total purchase consideration of $47.8 million, $21.8 million of net assets were recorded at their fair values. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as non-tax deductible goodwill in the amount of $26.0 million, of which $13.3 million was assigned to the Stuart Weitzman segment and $12.7 million was assigned to the Kate Spade segment.
The results of the operations of each acquired entity have been included in the consolidated financial statements since the respective date of each acquisition. The pro forma results are not presented for these acquisitions as they are immaterial.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

5. REVENUE
The Company recognizes revenue primarily from sales of the products of its brands through retail and wholesale channels, including e-commerce sites. The Company also generates revenue from royalties related to licensing its trademarks, as well as sales in ancillary channels. In all cases, revenue is recognized upon the transfer of control of the promised products or services to the customer, which may be at a point in time or over time. Control is transferred when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized is the amount of consideration to which the Company expects to be entitled, including estimation of sale terms that may create variability in the consideration. Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability is resolved.
The Company recognizes revenue in its retail stores, including concession shop-in-shops, at the point-of-sale when the customer obtains physical possession of the products. Digital revenue from sales of products ordered through the Company's e-commerce sites is recognized upon delivery and receipt of the shipment by its customers and includes shipping and handling charges paid by customers. Retail and digital revenues are recorded net of estimated returns, which are estimated by developing an expected value based on historical experience. Payment is due at the point of sale.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the fiscal year ended July 3, 2021.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Fiscal 2021
Coach	$2,466.3	$930.6	$666.3	$189.9	$4,253.1
Kate Spade	936.7	55.2	134.7	83.4	1,210.0
Stuart Weitzman	139.4	108.3	4.0	31.5	283.2
Total	$3,542.4	$1,094.1	$805.0	$304.8	$5,746.3

Fiscal 2020
Coach	$2,015.5	$600.8	$691.0	$218.4	$3,525.7
Kate Spade	889.4	48.3	141.6	70.2	1,149.5
Stuart Weitzman	146.2	81.2	18.3	40.5	286.2
Total	$3,051.1	$730.3	$850.9	$329.1	$4,961.4

Fiscal 2019
Coach	$2,401.6	$779.8	$836.0	$253.5	$4,270.9
Kate Spade	1,067.4	52.9	157.8	88.7	1,366.8
Stuart Weitzman	216.3	80.2	23.6	69.3	389.4
Total	$3,685.3	$912.9	$1,017.4	$411.5	$6,027.1

(1)    Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties earned from the Company's licensing partners.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is primarily related to unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of July 3, 2021 and June 27, 2020 was $32.4 million and $28.1 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the fiscal year ended July 3, 2021, net sales of $12.5 million were recognized from amounts recorded as deferred revenue as of June 27, 2020. For the fiscal year ended June 27, 2020, net sales of $12.3 million were recognized from amounts recorded as deferred revenue as of June 29, 2019.
6. INTEGRATION
Fiscal 2021
The Company did not incur integration costs during the fiscal year ended July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal 2020
During the fiscal year ended June 27, 2020, the Company incurred integration and acquisition-related costs of $12.9 million. The charges recorded in Cost of sales for the fiscal year ended June 27, 2020 were $5.6 million. Of the amount recorded to cost of sales for the fiscal year ended June 27, 2020, $4.3 million was recorded within the Stuart Weitzman segment, $1.2 million was recorded within the Kate Spade segment and $0.1 million was recorded within the Coach segment. The charges recorded in SG&A expenses for the fiscal year ended June 27, 2020 were $7.3 million. Of the amount recorded to SG&A expenses for the fiscal year ended June 27, 2020, $8.7 million was recorded within Corporate, $0.5 million was recorded within the Coach segment, $0.1 million was recorded within the Kate Spade segment and a reduction of expense of $2.0 million was recorded within the Stuart Weitzman segment. Of the total costs of $12.9 million, $2.6 million were non-cash charges related to inventory, organization-related costs and purchase accounting adjustments.
Refer to Note 4, "Acquisitions," for more information.
A summary of the integration charges for the fiscal year ended June 27, 2020 is as follows:

Fiscal Year Ended
June 27, 2020
(millions)
Purchase accounting adjustments(1)	$0.8
Inventory-related charges(2)	4.8
Other(3)	7.3
Total	$12.9

(1)    Purchase accounting adjustments primarily relate to the short-term impact of the amortization of fair value adjustments.
(2)    Inventory-related charges primarily relate to inventory reserves for the fiscal year ended June 27, 2020.
(3)    Other primarily relates to professional fees, severance charges, asset write-offs and inventory true-up.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

7. RESTRUCTURING ACTIVITIES
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and share-based compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Under the Acceleration Program, the Company expects to incur total pre-tax charges of approximately $205 - $220 million. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022.
Under the Acceleration Program, the Company incurred charges of $89.6 million during the fiscal year ended July 3, 2021, all of which was recorded within SG&A expenses. Of the $89.6 million recorded within SG&A expenses, $65.8 million was recorded within Corporate, $21.9 million was recorded within the Coach segment, $4.4 million was recorded within the Kate Spade segment and a reduction of expense of $2.5 million was recorded within the Stuart Weitzman segment.
During the fiscal year ended June 27, 2020, the Company incurred charges of $87.0 million, of which $8.4 million was recorded within Cost of sales and $78.6 million was recorded within SG&A expenses. Of the $8.4 million recorded within cost of sales, $8.4 million was recorded within the Stuart Weitzman segment. Of the $78.6 million recorded within SG&A expenses, $28.9 million was recorded within Corporate, $18.5 million was recorded within the Coach segment, $17.6 million was recorded within the Stuart Weitzman segment and $13.6 million was recorded within the Kate Spade segment.
A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	$16.6	$5.9	$67.1	$89.6
Cash payments	(38.2)	(11.9)	(36.6)	(86.7)
Non-cash charges	—	5.8	(10.9)	(5.1)
Liability balance as of July 3, 2021	$3.3	$0.3	$22.5	$26.1

(1)    Organization-related charges, recorded within SG&A expenses, primarily relates to severance and other related costs.
(2)    Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities, establishing inventory reserves, accelerated depreciation and severance.
(3)    Other charges, recorded within SG&A, primarily relates to professional fees and share-based compensation.
The Company expects to incur approximately $30 - $45 million in additional charges under its the Acceleration Program in fiscal 2022.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available-for-Sale Investments	Cumulative Translation Adjustment	Other	Total
	(millions)
Balances at June 29, 2019	$(4.5)	$(0.5)	$(79.9)	$1.7	$(83.2)
Other comprehensive income (loss) before reclassifications	(2.6)	—	(13.4)	—	(16.0)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(8.2)	(0.5)	—	1.7	(7.0)
Net current-period other comprehensive income (loss)	5.6	0.5	(13.4)	(1.7)	(9.0)
Balances at June 27, 2020	$1.1	$—	$(93.3)	$—	$(92.2)
Other comprehensive income (loss) before reclassifications	(6.6)	—	22.0	—	15.4
Less: amounts reclassified from accumulated other comprehensive income (loss)	(4.8)	—	—	—	(4.8)
Net current-period other comprehensive income (loss)	(1.8)	—	22.0	—	20.2
Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$—	$(72.0)

(1)     The ending balances of AOCI related to cash flow hedges are net of tax of $0.3 million and $(0.2) million as of July 3, 2021 and June 27, 2020, respectively. The amounts reclassified from AOCI are net of tax of $0.1 million and $4.2 million as of July 3, 2021 and June 27, 2020, respectively.
9. SHARE-BASED COMPENSATION
The Company maintains several share-based compensation plans which are more fully described below. The following table shows the total compensation cost charged against income for these plans and the related tax benefits recognized in the Consolidated Statements of Operations:

	July 3, 2021	June 27, 2020	June 29, 2019
	(millions)
Share-based compensation expense(1)	$74.9	$66.9	$88.0
Income tax benefit related to share-based compensation expense	12.9	13.8	16.2

(1)    During the fiscal year ended July 3, 2021, the Company incurred $10.8 million of share-based compensation expense related to its Acceleration Program. During the fiscal year ended June 27, 2020, the Company incurred $9.8 million of share-based compensation expense related to its organization-related and integration activities and $4.0 million of share-based compensation expense related to its Acceleration Program. During the fiscal year ended June 29, 2019, the Company incurred $3.2 million of share-based compensation expense related to its integration efforts. Refer to Note 6, "Integration," and Note 7, "Restructuring Activities," for further information.
Stock-Based Plans
The Company maintains the Amended and Restated Tapestry, Inc. 2018 Stock Incentive Plan to award stock options and shares to certain members of management and the outside members of its Board of Directors (“Board”). The Company maintains the 2010 Stock Incentive Plan for awards granted prior to the establishment of the 2018 Stock Incentive Plan. These plans were approved by the Company's stockholders. The exercise price of each stock option equals 100% of the market price

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

of the Company's stock on the date of grant and generally has a maximum term of 10 years. Stock options and service based share awards that are granted as part of the annual compensation process generally vest ratably over four years. Stock option and share awards are subject to forfeiture until completion of the vesting period, which ranges from one to four years. The Company issues new shares upon the exercise of stock options or vesting of share awards.
Stock Options
A summary of stock option activity during the fiscal year ended July 3, 2021 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(millions)			(millions)
Outstanding at June 27, 2020	15.0	$37.62
Granted	1.6	18.04
Exercised	(1.9)	32.09
Forfeited or expired	(1.4)	38.56
Outstanding at July 3, 2021	13.3	35.99	5.8	$135.8
Vested and expected to vest at July 3, 2021	12.8	36.43	5.5	125.8
Exercisable at July 3, 2021	8.0	43.73	4.1	32.8
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	July 3, 2021	June 27, 2020	June 29, 2019
Expected term (years)	5.1	5.1	5.1
Expected volatility	48.8%	37.6%	30.0%
Risk-free interest rate	0.3%	1.5%	2.6%
Dividend yield	—%	6.3%	3.9%
The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company's stock. The risk free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Dividend yield is based on the expected annual dividend per share and the Company’s stock price as of the grant date.
The weighted-average grant-date fair value of options granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $7.54, $3.83 and $6.74, respectively. The total intrinsic value of options exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $17.0 million, $0.0 million and $10.2 million, respectively. The total cash received from option exercises was $58.1 million, $0.1 million and $30.7 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and the cash tax benefit realized for the tax deductions from these option exercises was $3.7 million, $0.0 million and $2.6 million, respectively.
At July 3, 2021, $16.3 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Service-based Restricted Stock Unit Awards (“RSUs”)
A summary of service-based RSU activity during the year ended July 3, 2021 is as follows:

	Number of Non-vested RSUs	Weighted- Average Grant- Date Fair Value per RSU
	(millions)
Non-vested at June 27, 2020	4.9	$29.72
Granted	4.8	16.40
Vested	(1.7)	32.71
Forfeited	(0.7)	22.65
Non-vested at July 3, 2021	7.3	21.11
At July 3, 2021, $90.4 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 1.3 years.
The weighted-average grant-date fair value of share awards granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $16.40, $21.31 and $49.13, respectively. The total fair value of shares vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $26.3 million, $33.5 million and $75.0 million, respectively.
Performance-based Restricted Stock Unit Awards (“PRSU”)
The Company grants PRSUs to key executives, the vesting of which is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. A summary of PRSU activity during the fiscal year ended July 3, 2021 is as follows:

	Number of Non-vested PRSUs	Weighted- Average Grant- Date Fair Value per PRSU
	(millions)
Non-vested at June 27, 2020	0.8	$32.68
Granted	0.9	16.83
Change due to performance condition achievement	(0.4)	21.50
Vested	(0.2)	41.00
Forfeited	(0.1)	20.63
Non-vested at July 3, 2021	1.0	20.82
At July 3, 2021, $13.9 million of total unrecognized compensation cost related to non-vested share awards is expected to be recognized over a weighted-average period of 0.7 years.
The weighted-average grant-date fair value per share of PRSU awards granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $16.83, $21.43 and $49.78, respectively. The total fair value of awards that vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $3.7 million, $8.3 million and $9.7 million, respectively.
PRSUs are subject to a two-year and three-year cliff vesting contingent on the employee's continuing employment and the Company's achievement of the performance goals established at the beginning of the performance period. The fair value of the PRSU's is based on the price of the Company's common stock on the date of grant.
In fiscal 2021, fiscal 2020 and fiscal 2019, the cash tax benefit realized for the tax deductions from all RSUs (service and performance-based) was $6.2 million, $8.8 million and $16.6 million, respectively.
Employee Stock Purchase Plan
Under the 2001 Employee Stock Purchase Plan, eligible employees are permitted to purchase a limited number of Company common shares at 85% of market value. Under this plan, the Company sold 0.2 million, 0.2 million and 0.2 million

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

shares to employees in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Expected term (years)	0.5	0.5	0.5
Expected volatility	81.6%	50.2%	27.7%
Risk-free interest rate	0.1%	1.9%	2.3%
Dividend yield	—%	4.9%	3.3%
The weighted-average fair value of the purchase rights granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $7.39, $7.75 and $9.15, respectively. The Company issues new shares for employee stock purchases.
10. INVESTMENTS
The following table summarizes the Company’s primarily U.S. dollar-denominated investments, recorded within the Consolidated Balance Sheets as of July 3, 2021 and June 27, 2020:

	July 3, 2021			June 27, 2020
	Short-term(2)	Long-term	Total	Short-term(2)	Long-term	Total
	(millions)
Other:
Time deposits(1)	0.7	—	0.7	0.7	—	0.7
Other	7.4	0.1	7.5	7.4	0.1	7.5
Total Investments	$8.1	$0.1	$8.2	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)Short-term investments are presented within Other current assets on the Consolidated Balance Sheets.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended July 3, 2021 and June 27, 2020.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

11. LEASES
The Company leases retail space, office space, warehouse facilities, fulfillment centers, storage space, machinery, equipment and certain other items under operating leases. The Company's leases have initial terms ranging from 1 to 20 years and may have renewal or early termination options ranging from 1 to 10 years. These leases may also include rent escalation clauses or lease incentives. In determining the lease term used in the lease ROU asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance (i.e., percentage-of-sales-based payments), or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees, and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company's Consolidated Balance Sheet as of July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,496.6	$1,757.0	Operating lease right-of-use assets
Finance leases	2.6	3.3	Property and equipment, net
Total lease assets	$1,499.2	$1,760.3
Liabilities:
Operating leases:
Current lease liabilities	$319.4	$388.8	Current lease liabilities
Long-term lease liabilities	1,525.9	1,799.8	Long-term lease liabilities
Total operating lease liabilities	$1,845.3	$2,188.6
Finance leases:
Current lease liabilities	$1.0	$0.9	Accrued liabilities
Long-term lease liabilities	3.4	4.4	Other liabilities
Total finance lease liabilities	$4.4	$5.3

Total lease liabilities	$1,849.7	$2,193.9

The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Consolidated Statement of Operations for the fiscal year ended July 3, 2021 and June 27, 2020:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.8	$0.8
Interest on lease liabilities(1)	0.6	0.6
Total finance lease cost	1.4	1.4
Operating lease cost	348.7	427.3
Short-term lease cost	23.0	13.6
Variable lease cost(2)	115.7	181.1
Operating lease right-of-use impairment(3)	48.3	170.9
Less: sublease income	(20.2)	(19.2)
Total net lease cost	$516.9	$775.1

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Consolidated Statement of Operations.
(2) Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.
(3) Operating lease right-of-use impairment includes charges under the Acceleration Program for the year ended July 3, 2021.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the fiscal year ended July 3, 2021 and June 27, 2020:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$487.6	$398.4
Operating cash flows from finance leases	0.6	0.6
Financing cash flows from finance leases	0.8	0.8
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	62.3	168.8
Right-of-use assets obtained in exchange for finance lease liabilities	—	—

The following table provides a maturity analysis of the Company's lease liabilities recorded on the Consolidated Balance Sheet as of July 3, 2021:

	July 3, 2021
	Operating Leases	Finance Leases	Total
	(millions)
Fiscal 2022	$389.4	$1.4	$390.8
Fiscal 2023	335.6	1.4	337.0
Fiscal 2024	280.7	1.4	282.1
Fiscal 2025	225.6	1.3	226.9
Fiscal 2026	184.9	—	184.9
Fiscal 2027 and thereafter	791.6	—	791.6
Total lease payments	2,207.8	5.5	2,213.3
Less: imputed interest	(362.5)	(1.1)	(363.6)
Total lease liabilities	$1,845.3	$4.4	$1,849.7
The future minimum fixed sublease receipts under non-cancelable operating lease agreements as of July 3, 2021 are as follows:

July 3, 2021
(millions)
Fiscal 2022	$15.2
Fiscal 2023	13.8
Fiscal 2024	14.2
Fiscal 2025	14.8
Fiscal 2026	14.8
Fiscal 2027 and thereafter	157.2
Total sublease income	$230.0

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating leases and finance leases recorded on the Consolidated Balance Sheet as of July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020
Weighted average remaining lease term (years):
Operating leases	8.3	8.7
Finance leases	3.9	4.9
Weighted average discount rate:
Operating leases	3.8%	3.8%
Finance leases	11.3%	11.3%
Additionally, the Company had an immaterial amount of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of July 3, 2021.

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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table shows the fair value measurements of the Company’s financial assets and liabilities at July 3, 2021 and June 27, 2020:

	Level 1		Level 2
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(millions)
Assets:
Cash equivalents(1)	$662.0	$596.4	$0.4	$0.3
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Other	—	—	7.4	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative Assets:
Inventory-related instruments(3)	—	—	—	2.8
Intercompany loans and payables(3)	—	—	0.3	0.1
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	$—	$—	$1.2	$1.3
Intercompany loans and payables(3)	—	—	—	0.4

(1)Cash equivalents consist of money market funds and time deposits with maturities of three months or less at the date of purchase. Due to their short term maturity, management believes that their carrying value approximates fair value.
(2)Short-term available-for-sale investments are recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets.
(3)The fair value of these hedges is primarily based on the forward curves of the specific indices upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk.
Refer to Note 13, "Debt," for the fair value of the Company's outstanding debt instruments.
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions.
During the fiscal year ended July 3, 2021, the Company recorded $12.6 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the fiscal year ended June 27, 2020, the Company recorded $111.8 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values.
During the fiscal year ended July 3, 2021, the Company recorded $48.3 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values. During the fiscal year ended June 27, 2020, the Company recorded $155.4 million of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
The fair value of store assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

During the fiscal year ended June 27, 2020, the Company recorded a full impairment of $267.0 million to the Stuart Weitzman indefinite-lived brand intangibles, and a full impairment of $210.7 million to goodwill pertaining to the Stuart Weitzman reporting unit. Refer to Note 15, "Goodwill and Other Intangible Assets" for further information.
13. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	July 3, 2021	June 27, 2020
	(millions)
Current Debt:
Revolving Credit Facility	$—	$700.0
Note Payable	—	11.5
Total Current Debt	$—	$711.5

Long-Term Debt:
4.250% Senior Notes due 2025	600.0	600.0
3.000% Senior Notes due 2022	400.0	400.0
4.125% Senior Notes due 2027	600.0	600.0
Total Long-Term Debt	1,600.0	1,600.0
Less: Unamortized Discount and Debt Issuance Costs on Senior Notes	(9.3)	(12.1)
Total Long-Term Debt, net	$1,590.7	$1,587.9
During fiscal 2021, 2020 and 2019 the Company recognized interest expense related to the outstanding debt of $73.5 million, $71.5 million and $66.9 million, respectively.
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
On May 19, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). Following the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. In addition, the Amendment provides that during the Covenant Relief Period, if any two of the Company’s three credit ratings are non-investment grade, the Revolving Credit Facility will be guaranteed by the Company’s material domestic subsidiaries and will be subject to liens on accounts receivable, inventory and intellectual property, in each case subject to customary exceptions. The Amendment also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, incur certain debt,

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

incur certain liens, dispose of assets, make investments, loans or advances, and engage in share buybacks during the Covenant Relief Period. An increased interest rate will be applicable during the Covenant Relief Period when the Company’s gross leverage ratio exceeds 4.0 to 1.0. The $900 million aggregate commitment amount under the revolving credit facility remains unchanged. As of June 27, 2020, $700.0 million of borrowings were outstanding under the Revolving Credit Facility. There was no outstanding borrowing on the Revolving Credit Facility as of July 3, 2021.
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
At July 3, 2021, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $651.9 million, $407.4 million, and $659.3 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. At June 27, 2020, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $576.6 million, $393.4 million and $565.0 million, respectively.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Note Payable
As a result of taking operational control of the Kate Spade Joint Ventures, the Company had an outstanding Note Payable of $11.5 million as of June 27, 2020, to the other partner of the Kate Spade Joint Venture. The Note Payable was fully repaid as of July 3, 2021.
Debt Maturities
As of July 3, 2021, the Company's aggregate debt is approximately $1.60 billion, of which $400 million is due in fiscal 2023, $600 million is due in fiscal 2025 and $600 million is due in fiscal 2028.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $40.5 million and $33.3 million outstanding at July 3, 2021 and June 27, 2020, respectively. The agreements, which expire at various dates through calendar 2028, primarily collateralize the Company’s obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to letters of credit that are issued.
Tax Legislation
The Tax Legislation requires the Company to pay a one-time tax, or Transition Tax, on previously unremitted earnings of certain non-U.S. subsidiaries. The Company expects to pay approximately $144.0 million related to the remaining obligation on the Transition Tax. Refer to Note 16, "Income Taxes," for more information related to the impact of the Tax Legislation.
Other
The Company had other contractual cash obligations as of July 3, 2021, including $484.8 million related to inventory purchase obligations, $28.5 million related to capital expenditure purchase obligations, $187.2 million of other purchase obligations, $1.60 billion of debt repayments, $5.5 million of finance lease obligations and $257.6 million of interest payments on the outstanding debt. Refer to Note 11, "Leases," for a summary of the Company's future minimum rental payments under non-cancelable leases.
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Tapestry, Inc.'s intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company's control, contract disputes, insurance claims and litigation with present or former employees.
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
Although the Company's litigation as described above is routine and incidental to the conduct of Tapestry’s business, such litigation can result in large monetary awards, such as when a civil jury is allowed to determine compensatory and/or punitive damages.
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
The Company determined there was no impairment in fiscal 2021 based on the annual assessment and no events occurring that would more likely than not reduce the fair value below its carrying amount.
During the third quarter of fiscal 2020, profitability trends continued to decline from those that were expected for the Stuart Weitzman brand. This reduction in both current and future expected cash flows was exacerbated by the Covid-19 pandemic,

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

which resulted in a decline in sales driven by full and partial closures of a significant portion of the Company's stores and the Company's wholesale partners globally. As a result of these macroeconomic conditions, the Company concluded that a triggering event had occurred during the third quarter of fiscal year 2020, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Stuart Weitzman reporting unit and indefinite-lived brand intangible assets. The assessment concluded that the fair values of the Stuart Weitzman reporting unit and indefinite-lived brand intangible asset as of March 28, 2020 did not exceed their respective carrying values.
Accordingly, during the three months ended March 28, 2020, the Company recorded a goodwill impairment charge of $210.7 million related to the Stuart Weitzman reporting unit, resulting in a full impairment. The Company also recorded an impairment charge of $267.0 million related to the Stuart Weitzman indefinite-lived brand, resulting in a full impairment. The goodwill and brand intangible impairment charges were recorded within total SG&A expenses on the Company's Consolidated Statement of Operations for fiscal 2020.
The estimated fair value of the Stuart Weitzman reporting unit was based on a weighted average of the income and market approaches. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline companies. The approach, which qualifies as level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments, including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates and valuation multiples derived from comparable publicly traded companies. In considering the excess of the fair value over its carrying value for the Coach and Kate Spade reporting units and indefinite-lived brand intangibles, management did not perform an interim assessment for these reporting units during the three months ended March 28, 2020. The Company determined there was no impairment during the fiscal 2020 annual impairment assessment.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Goodwill
The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman	Total
	(millions)
Balance at June 29, 2019	$661.8	$640.4	$214.0	$1,516.2
Impairment charges	—	—	(210.7)	(210.7)
Foreign exchange impact	(0.1)	(1.0)	(3.3)	(4.4)
Balance at June 27, 2020	661.7	639.4	—	1,301.1
Foreign exchange impact	(5.4)	1.6	—	(3.8)
Balance at July 3, 2021	$656.3	$641.0	$—	$1,297.3
Intangible Assets
Intangible assets consist of the following:

	Fiscal Year Ended
	July 3, 2021			June 27, 2020
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(36.9)	$63.6	$100.6	$(31.0)	$69.6
Total intangible assets subject to amortization	100.5	(36.9)	63.6	100.6	(31.0)	69.6
Intangible assets not subject to amortization:
Trademarks and trade names(1)	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.3	$(36.9)	$1,373.4	$1,410.4	$(31.0)	$1,379.4

(1)    The Company recognized a $267.0 million non-cash charge related to the impairment of the Stuart Weitzman indefinite-lived brand in fiscal 2020.

As of July 3, 2021, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Fiscal 2022	$6.5
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Thereafter	31.1
Total	$63.6
The expected future amortization expense above reflects remaining useful lives ranging from approximately 8.8 years to 11.0 years for customer relationships.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES
The provisions for income taxes, computed by applying the U.S. statutory rate to income before taxes, as reconciled to the actual provisions were:

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		June 29, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(millions)
Income before provision for income taxes:
United States(1)	$341.0	38.0%	$(496.4)	79.5%	$335.5	43.8%
Foreign	556.3	62.0	(127.8)	20.5	430.7	56.2
Total income before provision for income taxes	$897.3	100.0%	$(624.2)	100.0%	$766.2	100.0%

Tax expense at U.S. statutory rate	$188.4	21.0%	$(131.1)	21.0%	$160.9	21.0%
State taxes, net of federal benefit	18.0	2.0	3.9	(0.6)	(1.3)	(0.2)
Effects of foreign operations(2)	6.5	0.7	89.8	(14.4)	(18.0)	(2.4)
Transition tax on deferred foreign earnings	—	—	—	—	7.5	1.0
Re-measurement of deferred taxes	—	—	—	—	(6.2)	(0.8)
Effects of tax credits and reorganization(4)	(94.5)	(10.5)	(28.6)	4.6	(23.2)	(3.0)
Effects of Impairment(3)	—	—	91.7	(14.7)	—	—
Change in state valuation allowance	11.5	1.3	1.6	(0.3)	4.4	0.6
Impact of net operating loss carryback	(65.4)	(7.3)	(8.3)	1.3	—	—
Other, net	(1.4)	(0.2)	8.9	(1.4)	(1.3)	(0.2)
Taxes at effective worldwide rates	$63.1	7.0%	$27.9	(4.5)%	$122.8	16.0%

(1)The United States jurisdiction includes foreign pre-tax earnings allocated to the Company from its interest in a foreign partnership.
(2)This includes the tax related to the Global Intangible Low-Taxed Income ("GILTI"). The Company has elected to account for the tax associated with GILTI as a period cost, and accordingly, the Company has not recorded deferred taxes associated with GILTI.
(3)This item represents the effective tax rate impact of the Stuart Weitzman Goodwill and indefinite-lived brand intangible impairment activity recorded in fiscal 2020.
(4)Fiscal 2021 is comprised primarily of $60.9 million of U.S. federal foreign tax credits generated in fiscal 2021.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act contains numerous tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Of the various provisions, the one most impactful to the Company is the net operating loss carryback. The CARES Act requires the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material effect on our business, cash flow, results of operations, or financial conditions.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Current and deferred tax provision (benefit) was:

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		June 29, 2019
	Current	Deferred	Current	Deferred	Current	Deferred
	(millions)
Federal	$(80.0)	$57.3	$74.1	$(88.7)	$(16.9)	$62.7
Foreign	63.8	(9.4)	68.8	(30.9)	76.7	(3.2)
State	26.7	4.7	0.7	3.9	28.5	(25.0)
Total current and deferred tax provision (benefit)	$10.5	$52.6	$143.6	$(115.7)	$88.3	$34.5
The components of deferred tax assets and liabilities were:

	July 3, 2021	June 27, 2020
	(millions)
Share-based compensation	$28.6	$33.5
Reserves not deductible until paid	46.4	48.9
Employee benefits	43.6	16.4
Foreign investments	—	3.9
Net operating loss	88.6	108.8
Other	19.6	47.9
Inventory	33.0	40.5
Lease liability	418.1	457.8
Gross deferred tax assets	677.9	757.7
Valuation allowance	65.9	39.6
Deferred tax assets after valuation allowance	$612.0	$718.1

Goodwill	85.4	78.5
Other intangibles	303.7	313.7
Property and equipment	20.3	45.2
Foreign investments	14.4	—
Right-of-use	324.6	378.2
Prepaid expenses	1.9	1.7
Gross deferred tax liabilities	750.3	817.3
Net deferred tax (liabilities) assets	$(138.3)	$(99.2)

Consolidated Balance Sheets Classification
Deferred income taxes – noncurrent asset	65.6	55.9
Deferred income taxes – noncurrent liability	(203.9)	(155.1)
Net deferred tax (liabilities) assets	$(138.3)	$(99.2)
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	July 3, 2021	June 27, 2020	June 29, 2019
	(millions)
Balance at beginning of fiscal year	$88.5	$85.8	$75.3
Gross increase due to tax positions related to prior periods	38.3	11.2	21.8
Gross decrease due to tax positions related to prior periods	(9.4)	(1.6)	(0.8)
Gross increase due to tax positions related to current period	6.8	6.8	10.7
Decrease due to lapse of statutes of limitations	(12.0)	(8.6)	(20.1)
Decrease due to settlements with taxing authorities	(0.8)	(5.1)	(1.1)
Balance at end of fiscal year	$111.4	$88.5	$85.8
Of the $111.4 million ending gross unrecognized tax benefit balance as of July 3, 2021, $98.1 million relates to items which, if recognized, would impact the effective tax rate. Of the $88.5 million ending gross unrecognized tax benefit balance as of June 27, 2020, $61.1 million relates to items which, if recognized, would impact the effective tax rate. As of July 3, 2021 and June 27, 2020, gross interest and penalties payable was $10.1 million and $10.9 million, respectively, which are included in Other liabilities. During fiscal 2021, fiscal 2020 and fiscal 2019, the Company recognized gross interest and penalty income of $0.8 million, gross interest and penalty expense of $1.2 million and gross interest and penalty income of $0.2 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Tax examinations are currently in progress in select foreign and state jurisdictions that are extending the years open under the statutes of limitation. Fiscal years 2018 to present are open to examination in the U.S. federal jurisdiction, fiscal 2010 to present in select state jurisdictions and fiscal 2015 to present in select foreign jurisdictions. The Company is currently under audit in the U.S. for fiscal 2018. The Company anticipates that one or more of these audits may be finalized and certain statutes of limitation may expire in the foreseeable future. However, based on the status of these examinations, and the average time typically incurred in finalizing audits with the relevant tax authorities, the Company cannot reasonably estimate the impact these audits may have in the next 12 months, if any, to previously recorded uncertain tax positions. The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome based on the weight of available evidence. Although the Company believes that the estimates and assumptions used are reasonable and legally supportable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, the Company has made adequate provision for all income tax uncertainties.
As of July 3, 2021, the Company had the following tax loss carryforwards available: U.S. state tax loss carryforwards of $705.6 million and tax loss carryforwards of various foreign jurisdictions of $211.7 million. As of June 27, 2020, the Company had the following tax loss carryforwards available: U.S. federal loss carryforwards of $127.7 million, state tax loss carryforwards of $810.1 million and tax loss carryforwards of various foreign jurisdictions of $131.3 million. The state net operating loss carryforwards generally start to expire in 2021, respectively. The majority of the foreign net operating loss can be carried forward indefinitely. Deferred tax assets, including the deferred tax assets recognized on these net operating losses, have been reduced by a valuation allowance of $65.9 million as of July 3, 2021 and $39.6 million as of June 27, 2020.
The Company is not permanently reinvested with respect to the earnings of a limited number of foreign entities and has recorded the tax consequences of remitting earnings from these entities. The Company is permanently reinvested with respect to all other earnings. The total estimated amount of unremitted earnings of foreign subsidiaries as of July 3, 2021 and June 27, 2020 was $1.01 billion and $739.4 million, respectively. The Company intends to distribute $556.8 million of earnings that were previously subject to U.S. Federal Tax and has recorded a deferred tax liability of $4.1 million during fiscal 2021 for U.S. state taxes and foreign withholding taxes related to the future distribution. Based on the Company's current analysis, there is further unrecognized deferred tax liability of approximately $3 to $5 million on the remaining unremitted earnings.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Transition Tax
The Company is required to pay a one-time Transition Tax on previously unremitted earnings of certain non-U.S. subsidiaries. The Company has elected to pay the Transition Tax in installments. As shown in the table below, the remaining Transition Tax payable is $144.0 million and is payable between fiscal 2022 and fiscal 2025.

Transition Tax Payments
(millions)
Fiscal 2022	$16.9
Fiscal 2023	31.8
Fiscal 2024	42.4
Fiscal 2025	52.9
Total	$144.0
17. DEFINED CONTRIBUTION PLAN
The Company maintains the Tapestry, Inc. 401(k) Savings Plan, which is a defined contribution plan. Employees who meet certain eligibility requirements and are not part of a collective bargaining agreement may participate in this program. The annual expense incurred by the Company for this defined contribution plan was $10.6 million, $12.3 million and $12.8 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
18. SEGMENT INFORMATION
The Company has three reportable segments:
•Coach - Includes global sales of Coach products to customers through Coach operated stores, including e-commerce sites and concession shop-in-shops, and sales to wholesale customers and through independent third party distributors.
•Kate Spade - Includes global sales primarily of kate spade new york brand products to customers through Kate Spade operated stores, including e-commerce sites, sales to wholesale customers, through concession shop-in-shops and through independent third party distributors.
•Stuart Weitzman - Includes global sales of Stuart Weitzman brand products primarily through Stuart Weitzman operated stores, including e-commerce sites, sales to wholesale customers and through numerous independent third party distributors.
In deciding how to allocate resources and assess performance, the Company's chief operating decision maker regularly evaluates the sales and operating income of these segments. Operating income is the gross margin of the segment less direct expenses of the segment.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes segment performance for fiscal 2021, fiscal 2020 and fiscal 2019:

	Coach	Kate Spade(1)	Stuart Weitzman(1)	Corporate(2)	Total
	(millions)
Fiscal 2021
Net sales	$4,253.1	$1,210.0	$283.2	$—	$5,746.3
Gross profit(3)	3,149.0	768.4	164.5	—	4,081.9
Operating income (loss)	1,312.1	108.5	(8.6)	(444.0)	968.0
Income (loss) before provision for income taxes	1,312.1	108.5	(8.6)	(514.7)	897.3
Depreciation and amortization expense(4)	102.2	46.8	13.3	58.2	220.5
Total assets	2,513.5	2,707.3	298.6	2,863.0	8,382.4
Additions to long-lived assets(5)	37.3	13.5	3.4	61.8	116.0

Fiscal 2020
Net sales	$3,525.7	$1,149.5	$286.2	$—	$4,961.4
Gross profit(3)	2,411.6	682.9	144.8	—	3,239.3
Operating income (loss)	589.4	(99.3)	(621.4)	(419.5)	(550.8)
Income (loss) before provision for income taxes	589.4	(99.3)	(621.4)	(492.9)	(624.2)
Depreciation and amortization expense(4)	159.1	97.8	518.8	53.5	829.2
Total assets	2,616.6	2,769.2	305.1	2,233.3	7,924.2
Additions to long-lived assets(5)	75.7	62.0	14.3	54.4	206.4

Fiscal 2019
Net sales	$4,270.9	$1,366.8	$389.4	$—	$6,027.1
Gross profit	2,996.4	863.6	193.7	—	4,053.7
Operating income (loss)	1,148.4	165.4	(51.5)	(442.6)	819.7
Income (loss) before provision for income taxes	1,148.4	165.4	(51.5)	(496.1)	766.2
Depreciation and amortization expense(4)	137.2	63.5	19.4	50.3	270.4
Total assets	1,945.9	2,596.1	749.4	1,585.9	6,877.3
Additions to long-lived assets(5)	85.0	74.2	12.3	102.7	274.2

(1)    During fiscal 2019, the Company acquired certain distributors for the Stuart Weitzman and Kate Spade brands.
(2)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily represent administrative and information systems expense.
(3)    For the fiscal year ended July 3, 2021, gross profit reflects a reduction of expense recorded within Cost of sales of $8.1 million within the Coach segment due to the reversal of raw material reserves, which were established in fiscal 2020 as a result of the projected impact of Covid-19. For the fiscal year ended June 27, 2020, gross profit reflects charges recorded within Cost of sales of $61.9 million within the Coach segment, $32.3 million within the Kate Spade segment and $9.8 million within the Stuart Weitzman segment as a result of establishing inventory reserves directly related to the expected impact of Covid-19 on the Company's future sales projections. The non-cash portion of these charges are presented within Impairment charges on the Consolidated Statement of Cash Flows.
(4)    For the fiscal year ended July 3, 2021, depreciation and amortization expense includes $1.8 million of Acceleration Program costs. For the fiscal year ended June 27, 2020 and June 29, 2019, depreciation and amortization expense included $0.4 million and $2.2 million of Integration & Acquisition costs, respectively. For the fiscal year ended June 27, 2020,

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

depreciation and amortization expense included impairment charges of $44.6 million for Coach, $36.0 million for Kate Spade and $499.9 million for Stuart Weitzman. Refer to Note 12, "Fair Value Measurements," and Note 15, "Goodwill and Other Intangible Assets" for further information. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(5)    Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes a combination of Corporate assets, as well as assets that may support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment.
The following table shows net sales for each product category represented:

	Fiscal Year Ended
	July 3, 2021		June 27, 2020		June 29, 2019
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(millions)
Coach
Women's Handbags	$2,302.3	40%	$1,852.0	37%	$2,261.3	38%
Men's	769.3	13	688.0	14	862.0	14
Women's Accessories	776.7	14	645.4	13	766.5	13
Other Products	404.8	7	340.3	7	381.1	6
Total Coach	$4,253.1	74%	$3,525.7	71%	$4,270.9	71%
Kate Spade
Women's Handbags	$681.5	12%	$648.9	13%	$763.7	13%
Other Products	269.3	5	260.0	5	315.2	5
Women's Accessories	259.2	4	240.6	5	287.9	5
Total Kate Spade	$1,210.0	21%	$1,149.5	23%	$1,366.8	23%
Stuart Weitzman(1)	$283.2	5%	$286.2	6%	$389.4	6%
Total Net sales	$5,746.3	100%	$4,961.4	100%	$6,027.1	100%

(1)The significant majority of sales for the Stuart Weitzman brand is attributable to women's footwear.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

Geographic Area Information
Geographic revenue information is based on the location of our customer sale. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year and includes property and equipment, net, right of use assets and other assets.

	United States	Japan	Greater China(2)	Other(3)	Total
	(millions)
Fiscal 2021
Net sales(1)	$3,365.9	$598.9	$1,094.1	$687.4	$5,746.3
Long-lived assets	1,722.2	132.0	125.7	290.8	2,270.7
Fiscal 2020
Net sales(1)	$2,839.7	$602.9	$730.3	$788.5	$4,961.4
Long-lived assets	1,933.6	166.0	156.0	379.0	2,634.6
Fiscal 2019
Net sales(1)	$3,395.0	$711.9	$912.9	$1,007.3	$6,027.1
Long-lived assets	708.9	90.2	114.2	159.6	1,072.9

(1)Includes net sales from our global travel retail business in locations within the specified geographic area.
(2)Greater China includes mainland China, Hong Kong SAR, Macao SAR and Taiwan.
(3)Other includes sales in Europe, Canada, South Korea, Malaysia, Singapore, Australia and New Zealand and royalties earned from the Company's licensing partners.
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

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(millions, except per share data)
Net income (loss)	$834.2	$(652.1)	$643.4

Weighted-average basic shares	277.9	278.6	289.4
Dilutive securities:
Effect of dilutive securities(1)	5.1	—	1.4
Weighted-average diluted shares	283.0	278.6	290.8

Net income (loss) per share:
Basic	$3.00	$(2.34)	$2.22
Diluted	$2.95	$(2.34)	$2.21

(1)    There was no dilutive effect for fiscal year 2020 as the impact of these items would be anti-dilutive as a result of the net loss incurred during the period.
At July 3, 2021, options to purchase 3.7 million shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $44.97 to $78.46, were greater than the average market price of the common shares.
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
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 3, 2021, June 27, 2020 and June 29, 2019, there were approximately 5.0 million, 16.2 million, and 12.6 million, respectively, of shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
20. RELATED PARTIES
The Stuart Weitzman brand owns approximately 50% of a factory located in Spain, which is involved in the production of Stuart Weitzman inventory. Payments to this factory represented $17.9 million and $14.9 million in fiscal 2021 and fiscal 2020, respectively. Amounts payable to this factory were not material at July 3, 2021 or June 27, 2020.

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain balance sheet accounts are as follows:

	July 3, 2021	June 27, 2020
	(millions)
Property and equipment
Land and building	$8.0	$21.8
Machinery and equipment	46.9	47.2
Software and computer equipment	601.6	592.5
Furniture and fixtures	320.9	362.1
Leasehold improvements	799.2	833.7
Construction in progress	45.6	47.4
Less: accumulated depreciation	(1,144.1)	(1,129.5)
Total property and equipment, net	$678.1	$775.2
Accrued liabilities
Payroll and employee benefits	$216.1	$60.4
Accrued rent	20.0	13.7
Accrued income taxes	52.0	100.5
Operating expenses	373.1	336.4
Total accrued liabilities	$661.2	$511.0
Other liabilities
Deferred lease obligation	$62.2	$70.5
Gross unrecognized tax benefit	111.4	88.5
Other	203.2	203.9
Total other liabilities	$376.8	$362.9

TAPESTRY, INC.

Notes to Consolidated Financial Statements (Continued)

22. SUBSEQUENT EVENTS
Subsequent to the fiscal 2021 year end, the Company’s Board of Directors approved the reinstatement of the Company's shareholder return program and declared a quarterly dividend of $0.25 per common share payable on September 27, 2021. The Company also intends to repurchase approximately $500.0 million worth of stock in fiscal 2022, of which $600.0 million is remaining under its current authorization.

TAPESTRY, INC.

Schedule II — Valuation and Qualifying Accounts
For the Fiscal Years Ended July 3, 2021, June 27, 2020 and June 29, 2019

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Adjustments(1)	Write-offs/ Allowances Taken	Balance at End of Year
	(millions)
Fiscal 2021
Allowance for credit losses	$15.9	$2.8	$—	$(14.5)	$4.2
Allowance for returns	19.3	18.6	—	(19.2)	18.7
Allowance for markdowns	9.7	16.6	—	(14.9)	11.4
Valuation allowance	39.6	27.7		(1.4)	65.9
Total	$84.5	$65.7	$—	$(50.0)	$100.2
Fiscal 2020
Allowance for credit losses	$4.4	$26.0	$—	$(14.5)	$15.9
Allowance for returns	10.6	29.1	—	(20.4)	19.3
Allowance for markdowns	17.8	39.9	—	(48.0)	9.7
Valuation allowance	32.9	9.3	—	(2.6)	39.6
Total	$65.7	$104.3	$—	$(85.5)	$84.5
Fiscal 2019
Allowance for credit losses	$1.5	$7.1	$—	$(4.2)	$4.4
Allowance for returns	11.5	20.3	2.8	(24.0)	10.6
Allowance for markdowns	16.7	54.9	2.3	(56.1)	17.8
Valuation allowance	305.9	21.9	—	(294.9)	32.9
Total	$335.6	$104.2	$5.1	$(379.2)	$65.7

(1)    During the fiscal year ended June 29, 2019, other adjustments of $5.1 million represent the adjustment to the allowance for returns as a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers."

TAPESTRY, INC.

Quarterly Financial Data
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
Fiscal 2021(1)
Net sales	$1,172.2	$1,685.4	$1,273.3	$1,615.4
Gross profit	830.2	1,173.7	911.9	1,166.1
Net income (loss)	231.7	311.0	91.7	199.8
Net income (loss) per common share:
Basic	$0.84	$1.12	$0.33	$0.72
Diluted	$0.83	$1.11	$0.32	$0.69
Fiscal 2020(1)
Net sales	$1,357.9	$1,816.0	$1,072.7	$714.8
Gross profit	914.5	1,209.7	616.2	498.9
Net income (loss)	20.0	298.8	(677.1)	(293.8)
Net income (loss) per common share:
Basic	$0.07	$1.08	$(2.45)	$(1.06)
Diluted	$0.07	$1.08	$(2.45)	$(1.06)
Fiscal 2019(1)
Net sales	$1,381.2	$1,800.8	$1,331.4	$1,513.7
Gross profit	935.1	1,203.5	915.9	999.2
Net income (loss)	122.3	254.8	117.4	148.9
Net income (loss) per common share:
Basic	$0.42	$0.88	$0.40	$0.51
Diluted	$0.42	$0.88	$0.40	$0.51

(1)The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

EXHIBITS TO FORM 10-K
(a)Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

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

4.9	Description of Securities, which is incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020
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

10.17†	Tapestry, Inc. 2018 Performance-Based Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2018
10.18†	Letter Agreement, dated June 22, 2015, between Coach, Inc. and Todd Kahn, which is incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2015
10.19†
Letter Agreement, dated August 11, 2016, between Coach Inc. and Todd Kahn, which is incorporated herein by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.20
Redemption Agreement and Amendment to Limited Liability Company Agreement, dated as of August 1, 2016, by and between Legacy Yards LLC, Coach Legacy Yards LLC and Podium Fund Tower C SPV LLC, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.21
Lease Agreement, dated as of August 1, 2016, by and between Coach, Inc. and Legacy Yards Tenant LP, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.22
Amended and Restated Development Agreement, dated as of August 1, 2016, by and between ERY Developer LLC and Coach Legacy Yards LLC, which is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.23
Termination and Release of the Coach Guaranty, dated as of August 1, 2016, by and between Podium Fund Tower C SPV LLC and ERY Developer LLC, which is incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2016

10.24†
Employment Offer Letter, dated March 27, 2017, between Coach, Inc. and Joshua Schulman, which is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2017

10.25
Sublease, dated as of September 13, 2017 between Coach, Inc. and The Guardian Life Insurance Company of America, a New York mutual insurance company, which is incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 14, 2017.

Exhibit	Description
10.26†
Letter Agreement, dated May 8, 2019 between the Registrant and Thomas Glaser, which is incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.27†
Tapestry, Inc. Severance Pay Plan for Vice Presidents and Above, Amended and Restated effective May 9, 2019, which is incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.28†
Letter Agreement, dated June 17, 2019 between the Registrant and Joanne Crevoiserat, which is incorporated herein by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.29†
Tapestry, Inc. Special Severance Plan, effective August 12, 2019, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019

10.30†	Letter Agreement, between Tapestry, Inc. and Jide Zeitlin, which is incorporated by reference from Exhibit 10.2 to Tapestry's Current Report on 8-K filed on September 4, 2019
10.31†
Amended & Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated herein by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on September 27, 2019

10.32
Credit Agreement, dated as of October 24, 2019, by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, incorporated by reference from Exhibit 10.4 to Tapestry’s Quarterly Report on Form 10-Q filed on November 7, 2019

10.33*†	Letter Agreement, dated January 28, 2020, between the Registrant and Liz Fraser
10.34
Amendment No. 1, dated May 19, 2020, to the Credit Agreement, dated as of October 24, 2019 by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, which is incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.35†
Letter Agreement, dated July 20, 2020 between the Registrant and Joanne Crevoiserat, which is incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.36†
Letter Agreement, dated July 20, 2020 between the Registrant and Andrea Shaw Resnick, which is incorporated herein by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.37†
Letter Agreement, dated July 20, 2020 between the Registrant and Todd Kahn, which is incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020

10.38†
Second Amended and Restated Tapestry Inc. 2018 Stock Incentive Plan, which is incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on September 25, 2020

10.39†
Letter Agreement, dated October 24, 2020 between the Registrant and Joanne Crevoiserat, incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020

10.40†
First Amendment to Lease, dated as of March 12, 2021, between Legacy Yards Tenant LP, a Delaware limited partnership and Tapestry, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q

10.41†	Letter Agreement, dated April 12, 2021, between the Registrant and Todd Kahn, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q
10.42†	Letter Agreement, dated April 26, 2021, between the Registrant and Andrea Shaw Resnick, incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q
10.43†	Letter Agreement, dated April 26, 2021, between the Registrant and Scott Roe, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q
10.44*†
Waiver, dated August 11, 2021, to the Credit Agreement, dated as of October 24, 2019 by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto

Exhibit	Description
21.1*	List of Subsidiaries of Tapestry, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
Note: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith
†    Management contract or compensatory plan or arrangement.