Form 10-Q
period 2021-10-02
TAPESTRY, INC.
filed 2021-11-12
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 29, 2021, the Registrant had 275,142,657 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of tax and other legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings; and (xv) the risks associated with climate change and other corporate responsibility issues and (xvi) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2021	July 3, 2021
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,252.6	$2,007.7
Short-term investments	402.6	8.1
Trade accounts receivable, less allowances for credit losses of $4.5 and $4.2, respectively	236.8	200.2
Inventories	818.3	734.8
Income tax receivable	193.7	254.6
Prepaid expenses	103.3	93.8
Other current assets	78.9	76.1
Total current assets	3,086.2	3,375.3
Property and equipment, net	657.1	678.1
Operating lease right-of-use assets	1,446.0	1,496.6
Goodwill	1,294.9	1,297.3
Intangible assets	1,371.7	1,373.4
Other assets	158.2	161.7
Total assets	$8,014.1	$8,382.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$414.0	$445.2
Accrued liabilities	482.3	609.2
Current portion of operating lease liabilities	312.8	319.4
Accrued income taxes	37.5	52.0
Current debt	400.0	—
Total current liabilities	1,646.6	1,425.8
Long-term debt	1,191.4	1,590.7
Long-term operating lease liabilities	1,471.1	1,525.9
Deferred income taxes	191.0	203.9
Other liabilities	364.0	376.8
Total liabilities	4,864.1	5,123.1

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 275.0 million and 279.5 million shares, respectively	2.8	2.8
Additional paid-in-capital	3,480.5	3,487.0
Retained earnings (accumulated deficit)	(251.2)	(158.5)
Accumulated other comprehensive income (loss)	(82.1)	(72.0)
Total stockholders' equity	3,150.0	3,259.3
Total liabilities and stockholders' equity	$8,014.1	$8,382.4
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions, except per share data)
	(unaudited)
Net sales	$1,480.9	$1,172.2
Cost of sales	412.2	342.0
Gross profit	1,068.7	830.2
Selling, general and administrative expenses	773.7	628.0
Operating income (loss)	295.0	202.2
Interest expense, net	16.1	19.4
Other expense (income)	2.2	(2.6)
Income (loss) before provision for income taxes	276.7	185.4
Provision (benefit) for income taxes	49.8	(46.3)
Net income (loss)	$226.9	$231.7
Net income (loss) per share:
Basic	$0.82	$0.84
Diluted	$0.80	$0.83
Shares used in computing net income (loss) per share:
Basic	278.2	276.8
Diluted	285.2	277.9

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions)
	(unaudited)
Net income (loss)	$226.9	$231.7
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(0.4)	(3.5)
Unrealized gains (losses) on available-for-sale investments, net	(0.2)	—
Foreign currency translation adjustments	(9.5)	19.2
Other comprehensive income (loss), net of tax	(10.1)	15.7
Comprehensive income (loss)	$216.8	$247.4

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$226.9	$231.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50.8	51.2
Provision for bad debt	5.0	(3.2)
Share-based compensation	14.9	14.0
Acceleration Program charges	5.0	(5.4)
Changes to lease related balances, net	(10.0)	(38.8)
Deferred income taxes	(12.4)	(67.8)
Gain on sale of building	—	(13.2)
Other non-cash charges, net	1.2	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(40.3)	(29.4)
Inventories	(84.8)	(57.5)
Accounts payable	(32.7)	135.1
Accrued liabilities	(140.3)	(61.2)
Other liabilities	(10.0)	(1.8)
Other assets	48.5	(66.4)
Net cash provided by operating activities	21.8	90.0
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of building	—	23.9
Purchases of investments	(402.9)	(0.1)
Proceeds from maturities and sales of investments	7.9	0.2
Purchases of property and equipment	(33.4)	(26.0)
Net cash used in investing activities	(428.4)	(2.0)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(69.6)	—
Repurchase of common stock	(250.0)	—
Proceeds from share-based awards	3.7	—
Taxes paid to net settle share-based awards	(30.1)	(8.2)
Payments of finance lease liabilities	(0.2)	(0.2)
Net cash used in financing activities	(346.2)	(8.4)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	8.0
Net increase (decrease) in cash and cash equivalents	(755.1)	87.6
Cash and cash equivalents at beginning of period	2,007.7	1,426.3
Cash and cash equivalents at end of period	$1,252.6	$1,513.9
Supplemental information:
Cash paid for income taxes, net	$21.5	$154.4
Cash paid for interest	$31.4	$21.8
Noncash investing activity - property and equipment obligations	$9.0	$22.2

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
2. BASIS OF PRESENTATION AND ORGANIZATION
Interim Financial Statements
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2021 ("fiscal 2021") and other filings filed with the SEC.
The results of operations, cash flows and comprehensive income for the three months ended October 2, 2021 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2022 ("fiscal 2022").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2022 will be a 52-week period. Fiscal 2021, ended on July 3, 2021, was a 53-week period. The first quarter of fiscal 2022 ended on October 2, 2021 and the first quarter of fiscal 2021 ended on September 26, 2020, both of which were 13-week periods.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus ("Covid-19") continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The widespread impact of Covid-19 resulted in temporary closures of directly operated stores globally, as well as at our wholesale and licensing partners starting in fiscal 2020. Since then, certain directly operated stores and the stores of our wholesale and licensing partners have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the closure of certain third-party manufacturers and increased freight costs.
The global Covid-19 pandemic is continuously evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which cannot be predicted, including the ultimate duration, severity and geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others. As the full magnitude of the effects on the Company's business is difficult to predict, the Covid-19 pandemic has and may continue to have a material adverse impact on the Company's business, financial condition, results of operations and cash flows for the foreseeable future. The Company believes

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments provide adequate funds to support our operating, capital, and debt service requirements. There can be no assurance, however, that any such capital will be available to the Company on acceptable terms or at all. The Company could experience other potential adverse impacts as a result of the Covid-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, reserves for uncollectible accounts receivable and reserves for the realizability of inventory.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in Topic 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 as of the beginning of fiscal 2022. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements and notes thereto.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the three months ended October 2, 2021.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended October 2, 2021
Coach	$681.7	$242.0	$136.9	$54.3	$1,114.9
Kate Spade	232.2	11.7	26.8	28.8	299.5
Stuart Weitzman	35.7	22.7	0.3	7.8	66.5
Total	$949.6	$276.4	$164.0	$90.9	$1,480.9

Three Months Ended September 26, 2020
Coach	$466.7	$196.2	$162.3	$50.2	$875.4
Kate Spade	172.3	13.8	34.4	19.9	240.4
Stuart Weitzman	26.3	17.7	2.5	9.9	56.4
Total	$665.3	$227.7	$199.2	$80.0	$1,172.2

(1)    Greater China includes mainland China, Hong Kong SAR, Taiwan and Macao SAR.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of October 2, 2021 and July 3, 2021 was $37.2 million and $32.4 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the three months ended October 2, 2021, net sales of $3.6 million were recognized from amounts recorded as deferred revenue as of July 3, 2021. For the three months ended September 26, 2020, net sales of $4.7 million were recognized from amounts recorded as deferred revenue as of June 27, 2020.
5. RESTRUCTURING ACTIVITIES
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
Under the Acceleration Program, the Company incurred charges of $12.1 million during the three months ended October 2, 2021, all of which was recorded within SG&A expenses. Of the total charges, $8.9 million was recorded within Corporate, $1.4 million was recorded within the Coach segment, $1.4 million was recorded within the Kate Spade segment and $0.4 million was recorded within the Stuart Weitzman segment.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
For the three months ended September 26, 2020, the Company incurred charges of $26.6 million, all of which was recorded within SG&A expenses. Of the total charges, $17.3 million was recorded within Corporate, $10.7 million was recorded within the Coach segment, $1.0 million was recorded within the Kate Spade segment and a reduction of expense of $2.4 million was recorded within the Stuart Weitzman segment.
A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	16.6	5.9	67.1	89.6
Cash payments	(38.2)	(11.9)	(36.6)	(86.7)
Non-cash charges	—	5.8	(10.9)	(5.1)
Liability balance as of July 3, 2021	$3.3	$0.3	$22.5	$26.1
Fiscal 2022 charges	$—	$1.1	$11.0	$12.1
Cash payments	(0.8)	(1.4)	(6.7)	(8.9)
Non-cash charges	—	—	(5.0)	(5.0)
Liability balance as of October 2, 2021	$2.5	$—	$21.8	$24.3

(1)    Organization-related charges, recorded within SG&A expenses, primarily relates to severance and other related costs.
(2)    Store closure charges represent lease termination penalties, removal or modification of lease assets and liabilities, establishing inventory reserves, accelerated depreciation and severance.
(3)    Other charges, recorded within SG&A, primarily relates to share-based compensation and professional fees.
The Company expects to incur approximately $15 - $30 million in additional charges under the Acceleration Program in fiscal 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 3, 2021	$656.3	$641.0	$—	$1,297.3
Foreign exchange impact	(1.7)	(0.7)	—	(2.4)
Balance at October 2, 2021	$654.6	$640.3	$—	$1,294.9

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of October 2, 2021 and July 3, 2021.
Intangible Assets
Intangible assets consist of the following:

	October 2, 2021			July 3, 2021
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(38.6)	$61.9	$100.5	$(36.9)	$63.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.3	$(38.6)	$1,371.7	$1,410.3	$(36.9)	$1,373.4
As of October 2, 2021, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2022	$4.9
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Thereafter	24.5
Total	$61.9
The expected amortization expense above reflects remaining useful lives ranging from approximately 8.6 to 10.8 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	231.7	—	231.7
Other comprehensive income (loss)	—	—	—	—	15.7	15.7
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.2	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	14.6	—	—	14.6
Balance at September 26, 2020	277.4	$2.8	$3,364.8	$(761.0)	$(76.5)	$2,530.1

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	$3,259.3
Net income (loss)	—	—	—	226.9	—	226.9
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.6	—	(26.4)	—	—	(26.4)
Share-based compensation	—	—	19.9	—	—	19.9
Repurchase of common stock	(6.1)	—	—	(250.0)	—	(250.0)
Dividends declared ($0.25 per share)	—	—	—	(69.6)	—	(69.6)
Balance at October 2, 2021	275.0	$2.8	$3,480.5	$(251.2)	$(82.1)	$3,150.0

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Total
	(millions)
Balances at June 27, 2020	$1.1	$—	$(93.3)	$(92.2)
Other comprehensive income (loss) before reclassifications	(3.5)	—	19.2	15.7
Less: amounts reclassified from accumulated other comprehensive income to earnings	—	—	—	—
Net current-period other comprehensive income (loss)	(3.5)	—	19.2	15.7
Balances at September 26, 2020	$(2.4)	$—	$(74.1)	$(76.5)

Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(0.9)	(0.2)	(9.5)	(10.6)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(0.5)	—	—	(0.5)
Net current-period other comprehensive income (loss)	(0.4)	(0.2)	(9.5)	(10.1)
Balances at October 2, 2021	$(1.1)	$(0.2)	$(80.8)	$(82.1)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.5 million and less than $0.1 million as of October 2, 2021 and September 26, 2020, respectively. The amounts reclassified from AOCI are net of tax of $0.1 million and less than $0.1 million as of October 2, 2021 and September 26, 2020, respectively.
8. LEASES
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
The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. The Company is required to use the implicit rate to determine the present value of lease payments. As the rate implicit in the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the Company's credit rating, credit spread and adjustments for the impact of collateral, lease tenors, economic environment and currency.
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
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of October 2, 2021 and July 3, 2021:

	October 2, 2021	July 3, 2021	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,446.0	$1,496.6	Operating lease right-of-use assets
Finance leases	2.4	2.6	Property and equipment, net
Total lease assets	$1,448.4	$1,499.2
Liabilities:
Operating leases:
Current lease liabilities	$312.8	$319.4	Current lease liabilities
Long-term lease liabilities	1,471.1	1,525.9	Long-term lease liabilities
Total operating lease liabilities	$1,783.9	$1,845.3
Finance leases:
Current lease liabilities	$1.0	$1.0	Accrued liabilities
Long-term lease liabilities	3.2	3.4	Other liabilities
Total finance lease liabilities	$4.2	$4.4

Total lease liabilities	$1,788.1	$1,849.7
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three months ended October 2, 2021 and September 26, 2020:

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.2
Interest on lease liabilities(1)	0.1	0.1
Total finance lease cost	0.3	0.3
Operating lease cost	84.9	86.8
Short-term lease cost	4.5	6.1
Variable lease cost(2)	43.6	40.9
Less: sublease income	(4.9)	(4.2)
Total net lease cost	$128.4	$129.9

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.
The following table summarizes certain cash flow information related to the Company's leases for the three months ended October 2, 2021 and September 26, 2020:

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$104.5	$132.5
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	0.2	0.2
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	32.2	8.5
Additionally, the Company had approximately $145.5 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of October 2, 2021. This obligation primarily relates to a lease agreement for a fulfillment center to be located in Las Vegas, Nevada.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions, except per share data)
Net income (loss)	$226.9	$231.7

Weighted-average basic shares	278.2	276.8
Dilutive securities:
Effect of dilutive securities	7.0	1.1
Weighted-average diluted shares	285.2	277.9

Net income (loss) per share:
Basic	$0.82	$0.84
Diluted	$0.80	$0.83
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 2, 2021 and September 26,

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
2020, there were 5.2 million and 16.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	October 2, 2021	September 26, 2020
	(millions)
Share-based compensation expense(1)	$19.9	$14.6
Income tax benefit related to share-based compensation expense	3.8	2.6

(1)    During the three months ended October 2, 2021 and September 26, 2020, the Company incurred $5.0 million and $0.6 million of share-based compensation expense related to its Acceleration Program, respectively.
Stock Options
A summary of stock option activity during the three months ended October 2, 2021 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 3, 2021	13.3
Granted	0.7
Exercised	(0.2)
Forfeited or expired	(0.7)
Outstanding at October 2, 2021	13.1
The weighted-average grant-date fair value of options granted during the three months ended October 2, 2021 and September 26, 2020 was $13.96 and $6.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	October 2, 2021	September 26, 2020
Expected term (years)	4.9	5.1
Expected volatility	47.1%	48.8%
Risk-free interest rate	0.7%	0.3%
Dividend yield	2.4%	—%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the three months ended October 2, 2021 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 3, 2021	7.3
Granted	1.7
Vested	(2.1)
Forfeited	(0.1)
Non-vested at October 2, 2021	6.8
The weighted-average grant-date fair value of share awards granted during the three months ended October 2, 2021 and September 26, 2020 was $42.22 and $15.81, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the three months ended October 2, 2021 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 3, 2021	1.0
Granted	0.3
Change due to performance condition achievement	(0.1)
Vested	—
Forfeited	—
Non-vested at October 2, 2021	1.2
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the three months ended October 2, 2021 and September 26, 2020 was $42.25 and $15.83, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	October 2, 2021	July 3, 2021
	(millions)
Current debt:
3.000% Senior Notes due 2022	400.0	—
Total current debt	$400.0	$—

Long-term debt:
4.250% Senior Notes due 2025	$600.0	$600.0
3.000% Senior Notes due 2022	—	400.0
4.125% Senior Notes due 2027	600.0	600.0
Total long-term debt	1,200.0	1,600.0
Less: Unamortized discount and debt issuance costs on Senior Notes	(8.6)	(9.3)
Total long-term debt, net	$1,191.4	$1,590.7
During three months ended October 2, 2021 and September 26, 2020, the Company recognized interest expense related to its debt of $16.8 million and $20.1 million, respectively.
Revolving Credit Facility
On October 24, 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility ("Revolving Credit Facility"), including sub-facilities for letters of credit, with a maturity date of October 24, 2024. The Revolving Credit Facility may be used to finance the working capital needs, capital expenditures, permitted investments, share purchases, dividends and other general corporate purposes of the Company and its subsidiaries (which may include commercial paper back-up). Letters of credit and swing line loans may be issued under the Revolving Credit Facility as described below.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1% or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, as defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability less excess cash above $300 million to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
On May 19, 2020 (the "Effective Date"), the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). This requirement, among others that the Company is subject to during the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending October 2, 2021 (the “Covenant Relief Period”), have been fulfilled. Going forward, the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. The $900 million aggregate commitment amount under the Revolving Credit Facility remained unchanged under the amendment. There were no outstanding borrowings on the Revolving Credit Facility as of October 2, 2021.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
At October 2, 2021, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $651.0 million, $406.9 million, and $657.0 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At July 3, 2021, the fair value of the 2025, 2022 and 2027 Senior Notes was approximately $651.9 million, $407.4 million and $659.3 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at October 2, 2021 and July 3, 2021:

	Level 1		Level 2
	October 2, 2021	July 3, 2021	October 2, 2021	July 3, 2021
	(millions)
Assets:
Cash equivalents(1)	$79.4	$662.0	$12.8	$0.4
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Commercial paper(2)	—	—	112.0	—
Government securities - U.S.(2)	93.6	—	7.0	—
Corporate debt securities - U.S.(2)	—	—	180.3	—
Other	—	—	9.0	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Intercompany loan and payable hedges(3)	—	—	0.2	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	1.8	1.2
Intercompany loan and payable hedges(3)	—	—	1.6	—

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
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. There were no impairment charges recorded during the three months ended October 2, 2021 or the three months ended September 26, 2020.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of October 2, 2021 and July 3, 2021:

	October 2, 2021			July 3, 2021
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$112.0	$—	$112.0	$—	$—	$—
Government securities - U.S.(2)	100.6	—	100.6	—	—	—
Corporate debt securities - U.S.(2)	180.3	—	180.3	—	—	—
Available-for-sale investments, total	$392.9	$—	$392.9	$—	$—	$—
Other:
Time deposits(1)	$0.7	$—	$0.7	$0.7	$—	$0.7
Other	9.0	0.1	9.1	7.4	0.1	7.5
Total Investments	$402.6	$0.1	$402.7	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of October 2, 2021 have maturity dates between calendar years 2021 and 2022 and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the period ended October 2, 2021.
14. INCOME TAXES
The Company's effective tax rate for the three months ended October 2, 2021 was 18.0%, as compared to (25.0)% for the three months ended September 26, 2020. The increase in effective tax rate is primarily due to geographic mix of earnings and the benefit from the net operating loss ("NOL") carryback claim recognized under the Coronavirus Aid, Relief and Economic Security ("CARES") Act during the three months ended September 26, 2020.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $39.2 million and $40.5 million outstanding at October 2, 2021 and July 3, 2021, respectively. The agreements, which expire at various dates through calendar 2027, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of October 2, 2021 related to debt repayments. Refer to Note 11, "Debt," for further information. Additionally, the Company had future payment obligations related to executed lease agreements for which the related lease had not yet commenced. Refer to Note 8, "Leases," for further information.
The Company is involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of its business, including proceedings to protect Tapestry's intellectual property rights, litigation instituted by persons alleged to have been injured by advertising claims or upon premises within the Company’s control, contractual disputes, insurance claims and litigation with present or former employees.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
16. SEGMENT INFORMATION
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
The following table summarizes segment performance for the three months ended October 2, 2021 and September 26, 2020:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended October 2, 2021
Net sales	$1,114.9	$299.5	$66.5	$—	$1,480.9
Gross profit	831.0	199.2	38.5	—	1,068.7
Operating income (loss)	365.7	37.2	(1.5)	(106.4)	295.0
Income (loss) before provision for income taxes	365.7	37.2	(1.5)	(124.7)	276.7
Depreciation and amortization expense(2)	20.7	10.8	2.2	17.1	50.8
Additions to long-lived assets(3)	12.8	1.0	0.2	19.4	33.4

Three Months Ended September 26, 2020
Net sales	$875.4	$240.4	$56.4	$—	$1,172.2
Gross profit	644.9	154.1	31.2	—	830.2
Operating income (loss)	270.0	23.2	—	(91.0)	202.2
Income (loss) before provision for income taxes	270.0	23.2	—	(107.8)	185.4
Depreciation and amortization expense(2)	24.8	10.4	2.4	13.6	51.2
Additions to long-lived assets(3)	10.9	4.6	0.5	10.0	26.0

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.
(2)    Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.

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
17. SUBSEQUENT EVENTS
Subsequent to October 2, 2021, the Company announced that its Board of Directors had authorized the additional repurchase of up to $1.00 billion of its outstanding common stock. This authorization is incremental to the Company's existing authorization, under which $350.0 million remains. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time.

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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer
In the first quarter of fiscal 2022, the Company continues to make meaningful progress against its Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited over 1.6 million new customers across channels in North America, representing an increase of over 20% versus prior year, with growth in stores and online;
•Drove higher repeat transactions and continued to reactivate lapsed customers across brands through a sharpened focus on the consumer;
•Realized low double-digit revenue gains with Chinese consumers globally compared to pre-pandemic levels, representing a sequential improvement from the prior quarter;
•Increased global average unit retail ("AUR") across Coach, Kate Spade and Stuart Weitzman, reflecting strong brand momentum and successful structural changes to lessen promotional activity and improve assortment productivity;

•Advanced Digital capabilities through significant investments in the channel, including in talent, to improve the customer experience and drive conversion, resulting in a sequential acceleration in revenue trends on a two-year basis; and
•Remain on track to realize gross run-rate savings of $300 million in FY22.
Recent Developments
Covid-19 Pandemic
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. The virus has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in closures of our directly operated stores and locations of our wholesale partners globally, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores reopened for either in-store or curb-side service and have continued to operate since then, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation, and other stores may be required to close again for an extended period of time due to the possibility of a resurgence of increased infections. The Company has noted that certain geographies have experienced increased infection rates due to new variants of Covid-19, resulting in a decline in store traffic in these regions. The Company currently expects that this trend will not have a material adverse impact on its financial results for Fiscal 2022. However, if such infections rates continue to rise resulting in further declines in store traffic, the Company's financial results may be negatively impacted from that which is currently expected.
Furthermore, Covid-19 has and may continue to cause disruptions in the Company’s supply chain within our third-party manufacturers and logistics providers. The Company manufactures a significant amount of its products from Southeast Asia, which has and continues to experience increased rates of Covid-19. During the first quarter of fiscal 2022, certain of the Company’s third-party manufacturers, primarily located in Vietnam, have experienced ongoing and longer-than-expected government mandated restrictions, which resulted in a significant decrease in production capacity for these third-party manufacturers. In response, the Company took deliberate actions to mitigate the impact of these closures, such as shifting production to other countries, adjusting its merchandising strategies, where possible, and increasing the use of air freight to expedite delivery. In October 2021, some of these third-party manufacturers have begun to increase production capacity. The Company currently expects that these third-party manufacturers will return to full capacity in fiscal 2022, however the exact timing remains uncertain. If capacity restrictions in our third-party manufacturer facilities persist beyond our current expectations, our outlook might be negatively impacted from that which is currently expected.
The Company has been experiencing other global logistics challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs. These challenges are expected to persist throughout fiscal 2022. The Company expects both ocean and air freight costs will continue to be higher as a result of elevated demand globally. The Company is working to mitigate delays through the strategic use of air freight with greater frequency than in the past.
However, there is still uncertainty associated with the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities. In these circumstances, the Company will need to adjust our operating plan. Refer to Part II, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended July 3, 2021.
The Company continues to take strategic actions in response to the current environment. The Company remains committed to driving SG&A savings, including actions taken under the Acceleration Program. The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under the Acceleration Program, resulting in certain costs to date reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020 and fiscal 2021, the Company expects to incur total pre-tax charges of approximately $205 - $220 million related to the Acceleration Program. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022. The Company achieved approximately $200 million of gross run rate expense savings in fiscal 2021 and remains on track to realize gross run-rate savings of $300 million. Refer to Note 5, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.

Current Trends and Outlook
The environment in which we operate is subject to a number of different factors driving global consumer spending. Consumer preferences, macroeconomic conditions, foreign currency fluctuations and geopolitical events continue to impact overall levels of consumer travel and spending on discretionary items, with inconsistent patterns across channels and geographies.
The outbreak of a novel strain of Covid-19 continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The widespread impact of Covid-19 resulted in temporary closures of directly operated stores globally, as well as at our wholesale and licensing partners starting in fiscal 2020. Since then, certain directly operated stores and the stores of our wholesale and licensing partners have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the closure of certain third-party manufacturers and increased freight costs. Refer to "Recent Developments," herein, for further information.
The global Covid-19 pandemic is continuously evolving and the extent to which this impacts the Company - including unforeseen increased costs to the Company's business - will depend on future developments, which cannot be predicted, including the ultimate duration, severity and geographic resurgence of the virus and the success of actions to contain the virus, including variants of the novel strain, or treat its impact, among others.
While pressures from supply chain disruptions and public health concerns due to mutations of Covid-19 virus linger, the International Monetary Fund continues to forecast growth in the global economy, which is contingent on multilateral vaccination efforts by members of the organization. Additionally, economists expect inflationary pressures to become more pronounced over the next year, which may be exacerbated if supply chain disruptions continue to impact businesses, among other factors, such as increasing real-estate and rental rates as well as higher prices on imported goods. However, these inflationary pressures may normalize to pre-pandemic levels during calendar year 2022, in the absence of unpredicted factors, based on current recovery and supported by ample labor supply through wage increases in advanced economies.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part II, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended July 3, 2021.

FIRST QUARTER FISCAL 2022 COMPARED TO FIRST QUARTER FISCAL 2021
The following table summarizes results of operations for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	October 2, 2021		September 26, 2020		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,480.9	100.0%	$1,172.2	100.0%	$308.7	26.3%
Gross profit	1,068.7	72.2	830.2	70.8	238.5	28.7
SG&A expenses	773.7	52.2	628.0	53.6	145.7	23.2
Operating income (loss)	295.0	19.9	202.2	17.3	92.8	45.9
Interest expense, net	16.1	1.1	19.4	1.7	(3.3)	(16.9)
Other expense (income)	2.2	0.2	(2.6)	(0.2)	4.8	NM
Provision (benefit) for income taxes	49.8	3.4	(46.3)	(4.0)	96.1	NM
Net income (loss)	226.9	15.3	231.7	19.8	(4.8)	(2.1)
Net income (loss) per share:
Basic	$0.82		$0.84		$(0.02)	(2.5)
Diluted	$0.80		$0.83		$(0.03)	(4.6)

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the first quarter of fiscal 2022 and fiscal 2021 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Quarter Fiscal 2022 Items

	Three Months Ended October 2, 2021
		Item Affecting Comparability
	GAAP Basis (As Reported)	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Coach	831.0	—	831.0
Kate Spade	199.2	—	199.2
Stuart Weitzman	38.5	—	38.5
Gross profit(1)	$1,068.7	$—	$1,068.7

Coach	465.3	1.4	463.9
Kate Spade	162.0	1.4	160.6
Stuart Weitzman	40.0	0.4	39.6
Corporate	106.4	8.9	97.5
SG&A expenses	$773.7	$12.1	$761.6

Coach	365.7	(1.4)	367.1
Kate Spade	37.2	(1.4)	38.6
Stuart Weitzman	(1.5)	(0.4)	(1.1)
Corporate	(106.4)	(8.9)	(97.5)
Operating income (loss)	$295.0	$(12.1)	$307.1

Provision for income taxes	49.8	(3.9)	53.7
Net income (loss)	$226.9	$(8.2)	$235.1
Net income (loss) per diluted common share	$0.80	$(0.02)	$0.82

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first quarter of fiscal 2022 the Company incurred charges as follows:
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily share-based compensation and professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $12.1 million and reduced Provision for income taxes by $3.9 million, negatively impacting Net income by $8.2 million or $0.02 per diluted share.

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
In the first quarter of fiscal 2021, the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount primarily relates to the income tax benefits, most notably as a result of the Net Operating Loss ("NOL") carryback claim. Refer to Note 14, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
    These actions taken together increased the Company's SG&A expenses by $26.6 million and reduced Provision for income taxes by $97.5 million, positively impacting Net income by $70.9 million or $0.25 per diluted share.
Tapestry, Inc. Summary – First Quarter of Fiscal 2022
Currency Fluctuation Effects
The change in net sales and gross margin for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales
In addition to comparisons to fiscal year 2021 results, the Company has provided comparisons to certain fiscal year 2020 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, which started in the second half of fiscal year 2020.

	Three Months Ended		Variance
	October 2, 2021	September 26, 2020	Amount	%	Constant Currency Change	% Change versus FY20
	(millions)
Coach	$1,114.9	$875.4	$239.5	27.4%	25.6%	15.4%
Kate Spade	299.5	240.4	59.1	24.5	23.8	(2.0)
Stuart Weitzman	66.5	56.4	10.1	17.9	14.8	(23.1)
Total Tapestry	$1,480.9	$1,172.2	$308.7	26.3	24.7	9.1
Net sales in the first quarter of fiscal 2022 increased 26.3% or $308.7 million to $1.48 billion. Excluding the effects of foreign currency, net sales increased by 24.7% or $289.6 million.
•Coach Net Sales increased 27.4% or $239.5 million to $1.11 billion in the first quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 25.6% or $223.9 million. This increase in net sales is primarily attributed to an increase of $183.9 million in net global retail sales driven by higher global e-commerce sales and store sales in North America, partially offset by lower store sales in Other Asia, including Japan, due to the impact of Covid-19. This increase in net sales is also partially attributed to a $37.9 million increase in wholesale sales.
•Kate Spade Net Sales increased 24.5% or $59.1 million to $299.5 million in the first quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 23.8% or $57.3 million. This increase is primarily due to an increase of $43.2 million in net global retail sales driven by higher store sales and global e-commerce sales in North America, partially offset by lower store sales in Other Asia, notably Japan, as well as Greater China. This increase in net sales is also partially attributed to a $15.3 million increase in wholesale sales.
•Stuart Weitzman Net Sales increased 17.9% or $10.1 million to $66.5 million in the first quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 14.8% or $8.4 million. This increase was primarily due to a net increase of $5.0 million in the retail business, which is attributed to an increase in global e-commerce sales and an increase in store sales in North America and mainland China, partially offset by store closures. This increase in net sales is also partially attributed to a $3.4 million increase in wholesale sales.
Gross Profit

	Three Months Ended
	October 2, 2021		September 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$831.0	74.5%	$644.9	73.7%	$186.1	28.8%
Kate Spade	199.2	66.5	154.1	64.1	45.1	29.3
Stuart Weitzman	38.5	57.9	31.2	55.3	7.3	23.4
Tapestry	$1,068.7	72.2	$830.2	70.8	$238.5	28.7
Gross profit increased 28.7% or $238.5 million to $1.07 billion in the first quarter of fiscal 2022 from $830.2 million in the first quarter of fiscal 2021. Gross margin for the first quarter of fiscal 2022 was 72.2% as compared to 70.8% in the first quarter of fiscal 2021. Gross margin increased 140 basis points and on a constant currency basis, gross margin increased 130 basis points from the first quarter of fiscal 2021.
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

•Coach Gross Profit increased 28.8% or $186.1 million to $831.0 million in the first quarter of fiscal 2022 from $644.9 million in the first quarter of fiscal 2021. Gross margin increased to 74.5% in the first quarter of fiscal 2022 from 73.7% in the first quarter of fiscal 2021. Gross margin increased 80 basis points and gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily due to reduced promotional activity and higher AUR, partially offset by unfavorable geography mix and higher inbound freight expense.
•Kate Spade Gross Profit increased 29.3% or $45.1 million to $199.2 million in the first quarter of fiscal 2022 from $154.1 million in the first quarter of fiscal 2021. Gross margin increased to 66.5% in the first quarter of fiscal 2022 from 64.1% in the first quarter of fiscal 2021. Gross margin increased 240 basis points and gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily due to reduced promotional activity and higher AUR, partially offset by unfavorable geography mix and higher inbound freight expense.
•Stuart Weitzman Gross Profit increased 23.4% or $7.3 million to $38.5 million during the first quarter of fiscal 2022 from $31.2 million in the first quarter of fiscal 2021. Gross margin increased to 57.9% in the first quarter of fiscal 2022 from 55.3% in the first quarter of fiscal 2021. Gross margin increased 260 basis points and on a constant currency basis, gross margin increased 210 basis points from the first quarter of fiscal 2021. This increase in gross margin was primarily due to reduced promotional activity and favorable geography mix, partially offset by higher inbound freight expense.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	October 2, 2021		September 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$465.3	41.7%	$374.9	42.8%	$90.4	24.1%
Kate Spade	162.0	54.1	130.9	54.5	31.1	23.7
Stuart Weitzman	40.0	60.2	31.2	55.2	8.8	28.4
Corporate	106.4	NA	91.0	NA	15.4	17.0
Tapestry	$773.7	52.2	$628.0	53.6	$145.7	23.2
SG&A expenses increased 23.2% or $145.7 million to $773.7 million in the first quarter of fiscal 2022 as compared to $628.0 million in the first quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 52.2% during the first quarter of fiscal 2022 from 53.6% in the first quarter of fiscal 2021. Excluding items affecting comparability of $12.1 million and $26.6 million in the first quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 26.6% or $160.2 million to $761.6 million from $601.4 million in the first quarter of fiscal 2021. SG&A as a percentage of sales increased to 51.4% as compared to 51.3% during the first quarter of fiscal 2021.
•Coach SG&A Expenses increased 24.1% or $90.4 million to $465.3 million in the first quarter of fiscal 2022 as compared to $374.9 million in the first quarter of fiscal 2021. SG&A expenses as a percentage of net sales decreased to 41.7% during the first quarter of fiscal 2022 from 42.8% during the first quarter of fiscal 2021. Excluding items affecting comparability of $1.4 million and $10.7 million in the first quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 27.3% or $99.7 million to $463.9 million during the first quarter of fiscal 2022; and SG&A expenses as a percentage of net sales remained flat at 41.6% in the first quarter of fiscal 2022. This increase in SG&A expenses is primarily due to increased marketing spend, most notably in digital, increased selling and operational costs in support of higher e-commerce sales and increased compensation costs due to stores trending back to normal operations in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021, where stores were more notably impacted by Covid-19.
•Kate Spade SG&A Expenses increased 23.7% or $31.1 million to $162.0 million in the first quarter of fiscal 2022 as compared to $130.9 million in the first quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 54.1% during the first quarter of fiscal 2022 as compared to 54.5% during the first quarter of fiscal 2021. Excluding items affecting comparability of $1.4 million and $1.0 million in the first quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 23.7% or $30.7 million to $160.6 million during the first quarter of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 53.7% in the first quarter of fiscal 2022 from 54.0% in the first quarter of fiscal 2021. This increase in SG&A expenses is primarily due to higher marketing spend most notably in digital, and increased compensation costs due to stores trending back to normal operations in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021, where stores were more notably impacted by Covid-19 and increased selling and operational costs in support of higher e-commerce sales.

•Stuart Weitzman SG&A Expenses increased 28.4% or $8.8 million to $40.0 million in the first quarter of fiscal 2022 as compared to $31.2 million in the first quarter of fiscal 2021. As a percentage of net sales, SG&A expenses increased to 60.2% during the first quarter of fiscal 2022 as compared to 55.2% during the first quarter of fiscal 2021. Excluding items affecting comparability of $0.4 million and $(2.4) million in the first quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 17.9% or $6.0 million to $39.6 million during the first quarter of fiscal 2022 from $33.6 million during the first quarter of fiscal 2021; and SG&A expenses as a percentage of net sales decreased to 59.4% in the first quarter of fiscal 2022 from 59.5% in the first quarter of fiscal 2021. This increase is primarily due to a true up of reserves in the first quarter of fiscal 2021 and higher marketing spend most notably in digital in the first quarter of fiscal 2022.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 17.0% or $15.4 million to $106.4 million in the first quarter of fiscal 2022 as compared to $91.0 million in the first quarter of fiscal 2021. Excluding items affecting comparability of $8.9 million and $17.3 million in the first quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 32.3% or $23.8 million to $97.5 million in the first quarter of fiscal 2022 as compared to $73.7 million in the first quarter of fiscal 2021. This increase in SG&A expenses was primarily driven by the gain on the sale of our corporate office in Hong Kong SAR, China in the first quarter of fiscal 2021 and higher compensation costs.
Operating Income (Loss)

	Three Months Ended
	October 2, 2021		September 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$365.7	32.8%	$270.0	30.8%	$95.7	35.4%
Kate Spade	37.2	12.4	23.2	9.6	14.0	60.8
Stuart Weitzman	(1.5)	(2.3)	—	—	(1.5)	NM
Corporate	(106.4)	NA	(91.0)	NA	(15.4)	17.0
Tapestry	$295.0	19.9	$202.2	17.3	$92.8	45.9
Operating income increased 45.9% or $92.8 million to $295.0 million in the first quarter of fiscal 2022 as compared to an operating income of $202.2 million in the first quarter of fiscal 2021. Operating margin was 19.9% in the first quarter of fiscal 2022 as compared to 17.3% in the first quarter of fiscal 2021. Excluding items affecting comparability of $12.1 million and $26.6 million in the first quarter of fiscal 2022 and fiscal 2021, respectively, operating income increased 34.2% or $78.3 million to $307.1 million in the first quarter of fiscal 2022 from $228.8 million in the first quarter of fiscal 2021; and operating margin increased to 20.7% in the first quarter of fiscal 2022 as compared to 19.5% in the first quarter of fiscal 2021.
•Coach Operating Income increased 35.4% or $95.7 million to $365.7 million in the first quarter of fiscal 2022, resulting in an operating margin of 32.8%, as compared to $270.0 million and 30.8%, respectively, in the first quarter of fiscal 2021. Excluding items affecting comparability, Coach operating income increased 30.8% or $86.4 million to $367.1 million from $280.7 million in the first quarter of fiscal 2021; and operating margin was 32.9% in the first quarter of fiscal 2022 as compared to 32.1% in the first quarter of fiscal 2021.
•Kate Spade Operating Income increased 60.8% or $14.0 million to $37.2 million in the first quarter of fiscal 2022, resulting in an operating margin of 12.4%, as compared to an operating income of $23.2 million and operating margin of 9.6% in the first quarter of fiscal 2021. Excluding items affecting comparability, Kate Spade operating income increased 59.2% or $14.4 million to $38.6 million from $24.2 million in the first quarter of fiscal 2021; and operating margin was 12.9% in the first quarter of fiscal 2022 as compared to 10.1% in the first quarter of fiscal 2021.
•Stuart Weitzman Operating Loss increased $1.5 million to $1.5 million in the first quarter of fiscal 2022, resulting in an operating margin of (2.3)%, as compared to an operating loss of $0.0 million in the first quarter of fiscal 2021. Excluding items affecting comparability, Stuart Weitzman operating loss decreased $1.3 million to $1.1 million, resulting in an operating margin of (1.6)%, as compared to operating loss of $2.4 million and operating margin of (4.2)% in the first quarter of fiscal 2021.
Interest Expense, net
Interest expense, net decreased 16.9% or $3.3 million to $16.1 million in the first quarter of fiscal 2022 as compared to $19.4 million in the first quarter of fiscal 2021. This decrease in interest expense, net is mainly due to lower interest expense due to the repayment of the Revolving Credit Facility during fiscal 2021.

Other Expense (Income)
Other expense increased $4.8 million to $2.2 million in the first quarter of fiscal 2022 as compared to income of $2.6 million in the first quarter of fiscal 2021. This increase in other expense is related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 18.0% in the first quarter of fiscal 2022 as compared to (25.0)% in the first quarter of fiscal 2021. Excluding items affecting comparability, the effective tax rate was 18.6% in the first quarter of 2022 as compared to 24.1% in the first quarter of fiscal 2021. This decrease in our effective tax rate was primarily attributable to the impact of vesting of equity compensation awards during the period and geographic mix of earnings.
Net Income (Loss)
Net income decreased 2.1% or $4.8 million to $226.9 million in the first quarter of fiscal 2022 as compared to $231.7 million in the first quarter of fiscal 2021. Excluding items affecting comparability, net income increased 46.2% or $74.3 million to a net income of $235.1 million in the first quarter of fiscal 2022 as compared to $160.8 million in the first quarter of fiscal 2021. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share decreased 4.6% or $0.03 to $0.80 in the first quarter of fiscal 2022 as compared to $0.83 in the first quarter of fiscal 2021. Excluding items affecting comparability, net income per diluted share increased 42.4% or $0.24 to $0.82 in the first quarter of fiscal 2022 as compared to $0.58 in the first quarter of fiscal 2021. This change was primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the first quarter of fiscal 2022 and fiscal 2021 reflect certain items, including Acceleration Program costs in fiscal 2022 and fiscal 2021 and the CARES Act Tax Impact in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three months ended October 2, 2021 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended
	October 2, 2021	September 26, 2020	Change
	(millions)

Net cash provided by (used in) operating activities	$21.8	$90.0	$(68.2)
Net cash used in investing activities	(428.4)	(2.0)	(426.4)
Net cash used in financing activities	(346.2)	(8.4)	(337.8)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	8.0	(10.3)
Net increase/ (decrease) in cash and cash equivalents	$(755.1)	$87.6	$(842.7)
The Company’s cash and cash equivalents decreased by $755.1 million in the first quarter of fiscal 2022 as compared to an increase of $87.6 million in the first three months ended of fiscal 2021, as discussed below.
Net cash provided by (used in) operating activities
Net cash provided by operating activities decreased $68.2 million due to changes in operating assets and liabilities of $178.4 million and lower net income of $4.8 million, partially off by the impact of non-cash adjustments of $115.0 million.
The $178.4 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Accounts payable were a use of cash of $32.7 million in the first three months ended of fiscal 2022 compared to a source of cash of $135.1 million in the first three months ended of fiscal 2021, primarily due to the extension of payment terms to certain vendors in the first quarter of fiscal 2021.
•Accrued liabilities were a use of cash of $140.3 million in the first three months ended of fiscal 2022 compared to a use of cash of $61.2 million in the first three months ended of fiscal 2021, primarily attributed to the Annual Incentive Plan payment as the Company did not pay out under its Annual Incentive Plan during fiscal 2021, partially offset by the timing of tax payments and employee-related costs.
•Inventories were a use of cash of $84.8 million in the first three months ended of fiscal 2022 compared to a use of cash of $57.5 million in the first three months ended of fiscal 2021, primarily driven by increased inbound freight costs.
•Other assets were a source of cash of $48.5 million in the first three months ended of fiscal 2022 compared to a use of cash of $66.4 million in the first three months ended of fiscal 2021, primarily related to the income tax receivable filed in the first quarter of fiscal 2021 primarily due to the NOL carryback claim under the CARES Act.
Net cash used in investing activities
Net cash used in investing activities in the first three months ended of fiscal 2022 was $428.4 million as compared to a use of cash of $2.0 million in the first three months ended of fiscal 2021, resulting in a $426.4 million increase in net cash used in investing activities.
The $428.4 million use of cash in the first three months ended of fiscal 2022 is primarily due to purchases of investments of $402.9 million and purchases of property and equipment of $33.4 million, partially offset by proceeds from maturities and sales of investments $7.9 million.
The $2.0 million use of cash in the first three months ended of fiscal 2021 is primarily due to capital expenditures of $26.0 million, offset by the sale of building of $23.9 million.
Net cash used in financing activities
Net cash used in financing activities was $346.2 million in the first three months ended of fiscal 2022 as compared to a use of cash of $8.4 million in the first three months ended of fiscal 2021, resulting in a net increase in use of cash for financing activities of $337.8 million.
The $346.2 million of cash used in the first three months ended of fiscal 2022 was primarily due to repurchase of common stock of $250.0 million and dividend payments of $69.6 million.
The $8.4 million use of cash in the first three months ended of fiscal 2021 was primarily due to taxes paid to net settle share-based awards of $8.2 million.

Working Capital and Capital Expenditures
As of October 2, 2021, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,252.6	$—	$1,252.6
Short-term investments(1)	402.6	—	402.6
Revolving Credit Facility(2)	900.0	—	900.0
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	600.0	600.0	—
4.125% Senior Notes due 2027(3)	600.0	600.0	—
Total	$4,155.2	$1,600.0	$2,555.2

(1)    As of October 2, 2021, approximately 21% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability less excess cash above $300 million to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. On May 19, 2020 (the "Effective Date"), the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company must maintain available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). This requirement, among others that the Company is subject to during the period from the Effective Date until the compliance certificate is delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”) have been fulfilled. Going forward, the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. The $900 million aggregate commitment amount under the Revolving Credit Facility remained unchanged under the amendment. As of October 2, 2021, there were no borrowings outstanding under the Revolving Credit Facility. Refer to Note 11, "Debt," for further information on our existing debt instruments.
(3)    In March 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Furthermore, in June 2017, the Company issued $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"), and $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Furthermore, the indentures for the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of October 2, 2021, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of October 2, 2021, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Management believes that cash flows from operations, access to the credit and capital markets and our credit lines, on-hand cash and cash equivalents and our investments will provide adequate funds to support our operating, capital, and debt service requirements for the remainder of fiscal 2022 and beyond. There can be no assurance that any such capital will be available to the Company on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures, and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on future operating performance and cash flow. This future operating performance and cash flow are subject to prevailing economic conditions, which is uncertain as a result of Covid-19, and to financial, business and other factors, some of which are beyond the Company's control.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2022 capital expenditures to be approximately $220 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended October 2, 2021 are not necessarily indicative of that expected for the full fiscal 2022. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's significant accounting policies are described in Note 3 to the audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2021. Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates which are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2021. As of October 2, 2021, there have been no material changes to any of the critical accounting policies.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2021 testing date exceeded their respective carrying values by approximately 41% and 77%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and potential operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline during fiscal 2022 from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of those assets.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of October 2, 2021 and July 3, 2021, forward currency contracts designated as cash flow hedges with a notional amount of $52.2 million and $61.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of October 2, 2021.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, Japanese Yen, British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of October 2, 2021 and July 3, 2021 the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $304.1 million and $248.2 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at October 2, 2021 and July 3, 2021 was $0.2 million and $0.3 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at October 2, 2021 and July 3, 2021 was $3.4 million and $1.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At October 2, 2021, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $651 million, $407 million and $657 million, respectively. At July 3, 2021, the fair value of the 2025 Senior Notes, 2022 Senior Notes and 2027 Senior Notes was approximately $652 million, $407 million and $659 million, respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2022 and 2027 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of October 2, 2021.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 3, 2021.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the Company's purchases of shares of common stock during the first quarter of fiscal 2022 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
July 4, 2021 - August 7, 2021	—	$—	—	$—
August 8, 2021 - September 4, 2021	2,998,586	41.69	2,998,586	475,002,168
September 5, 2021 - October 2, 2021	3,095,638	40.38	3,095,638	350,002,198
Total	6,094,224		6,094,224

(1)    The Company repurchases its common shares under the repurchase program of $1.00 billion that was approved by the Board on May 9, 2019. Subsequent to October 2, 2021, the Company announced that its Board of Directors authorized the additional repurchase of up to $1.00 billion of its outstanding common stock. This authorization is incremental to the Company's existing authorization, under which $350.0 million remains. Refer to Note 17, "Subsequent Events" for further information. Purchases of the Company's common stock were executed through open market purchases, including through a purchase agreement under Rule 10b5-1.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.     EXHIBITS

10.1
Waiver, dated August 11, 2021, to the Credit Agreement, dated as of October 24, 2019 by and among Tapestry, Inc., Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and the other lenders party thereto, incorporated by reference from Exhibit 10.44 to the Company’s Annual Report on Form 10-K

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

Dated: November 12, 2021