Form 10-Q
period 2022-01-01
TAPESTRY, INC.
filed 2022-02-10
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On January 28, 2022, the Registrant had 263,989,719 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2022	July 3, 2021
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,257.4	$2,007.7
Short-term investments	390.3	8.1
Trade accounts receivable, less allowances for credit losses of $3.7 and $4.2, respectively	292.7	200.2
Inventories	750.0	734.8
Income tax receivable	181.5	254.6
Prepaid expenses	104.2	93.8
Other current assets	82.4	76.1
Total current assets	3,058.5	3,375.3
Property and equipment, net	647.7	678.1
Operating lease right-of-use assets	1,403.6	1,496.6
Goodwill	1,285.2	1,297.3
Intangible assets	1,370.1	1,373.4
Other assets	164.3	161.7
Total assets	$7,929.4	$8,382.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$468.2	$445.2
Accrued liabilities	643.0	609.2
Current portion of operating lease liabilities	308.0	319.4
Accrued income taxes	24.5	52.0
Current debt	400.0	—
Total current liabilities	1,843.7	1,425.8
Long-term debt	1,189.1	1,590.7
Long-term operating lease liabilities	1,414.8	1,525.9
Deferred income taxes	206.8	203.9
Other liabilities	347.6	376.8
Total liabilities	5,002.0	5,123.1

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 264.0 million and 279.5 million shares, respectively	2.6	2.8
Additional paid-in-capital	3,521.5	3,487.0
Retained earnings (accumulated deficit)	(501.0)	(158.5)
Accumulated other comprehensive income (loss)	(95.7)	(72.0)
Total stockholders' equity	2,927.4	3,259.3
Total liabilities and stockholders' equity	$7,929.4	$8,382.4
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$2,141.2	$1,685.4	$3,622.1	$2,857.6
Cost of sales	683.8	511.7	1,096.0	853.7
Gross profit	1,457.4	1,173.7	2,526.1	2,003.9
Selling, general and administrative expenses	994.6	784.3	1,768.3	1,412.3
Operating income (loss)	462.8	389.4	757.8	591.6
Loss on extinguishment of debt	53.7	—	53.7	—
Interest expense, net	15.9	18.7	32.0	38.1
Other expense (income)	3.1	(3.6)	5.3	(6.2)
Income (loss) before provision for income taxes	390.1	374.3	666.8	559.7
Provision (benefit) for income taxes	72.2	63.3	122.0	17.0
Net income (loss)	$317.9	$311.0	$544.8	$542.7
Net income (loss) per share:
Basic	$1.17	$1.12	$1.98	$1.96
Diluted	$1.15	$1.11	$1.94	$1.94
Shares used in computing net income (loss) per share:
Basic	271.1	277.5	274.5	277.1
Diluted	277.2	281.0	281.0	279.4

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$317.9	$311.0	$544.8	$542.7
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	(0.2)	(1.8)	(0.6)	(5.3)
Unrealized gains (losses) on available-for-sale investments, net	(0.1)	—	(0.3)	—
Foreign currency translation adjustments	(13.3)	27.9	(22.8)	47.1
Other comprehensive income (loss), net of tax	(13.6)	26.1	(23.7)	41.8
Comprehensive income (loss)	$304.3	$337.1	$521.1	$584.5

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 1, 2022	December 26, 2020
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$544.8	$542.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	99.6	102.4
Provision for bad debt	13.5	(1.7)
Loss on extinguishment of debt	53.7	—
Share-based compensation	33.5	28.9
Acceleration Program charges	6.0	(0.9)
Changes to lease related balances, net	(26.3)	(86.1)
Deferred income taxes	5.2	(41.2)
Gain on sale of building	—	(13.2)
Gain on deferred purchase price	—	(12.5)
Other non-cash charges, net	17.7	8.3
Changes in operating assets and liabilities:
Trade accounts receivable	(88.9)	(143.2)
Inventories	(17.4)	144.3
Accounts payable	(0.7)	253.8
Accrued liabilities	3.4	54.4
Other liabilities	(26.4)	(12.9)
Other assets	50.4	(76.8)
Net cash provided by operating activities	668.1	746.3
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of building	—	23.9
Purchases of investments	(502.3)	(0.2)
Proceeds from maturities and sales of investments	118.3	0.2
Purchases of property and equipment	(71.7)	(49.7)
Net cash used in investing activities	(455.7)	(25.8)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(137.5)	—
Repurchase of common stock	(750.0)	—
Proceeds from issuance of debt, net of discount	498.5	—
Payment of debt issuance costs	(4.5)	—
Payment of debt extinguishment costs	(50.7)	—
Proceeds from share-based awards	23.6	6.2
Repayment of debt	(500.0)	(11.5)
Repayment of revolving credit facility	—	(500.0)
Payment of deferred purchase price	—	(4.8)
Taxes paid to net settle share-based awards	(31.0)	(8.4)
Payments of finance lease liabilities	(0.5)	(0.4)
Net cash used in financing activities	(952.1)	(518.9)
Effect of exchange rate changes on cash and cash equivalents	(10.6)	14.7
Net (decrease) increase in cash and cash equivalents	(750.3)	216.3
Cash and cash equivalents at beginning of period	2,007.7	1,426.3
Cash and cash equivalents at end of period	$1,257.4	$1,642.6
Supplemental information:
Cash paid for income taxes, net	$78.6	$191.8
Cash paid for interest	$36.6	$37.2
Noncash investing activity - property and equipment obligations	$11.2	$19.7

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
The results of operations, cash flows and comprehensive income for the six months ended January 1, 2022 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2022 ("fiscal 2022").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2022 will be a 52-week period. Fiscal 2021, ended on July 3, 2021, was a 53-week period. The second quarter of fiscal 2022 ended on January 1, 2022 and the second quarter of fiscal 2021 ended on December 26, 2020, both of which were 13-week periods.
Covid-19 Pandemic
The outbreak of a novel strain of coronavirus ("Covid-19") continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The widespread impact of Covid-19 resulted in temporary closures of directly operated stores globally, as well as at our wholesale and licensing partners starting in fiscal 2020. Since then, certain directly operated stores and the stores of our wholesale and licensing partners have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the temporary closure of certain third-party manufacturers and increased freight costs.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the six months ended January 1, 2022.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended January 1, 2022
Coach	$1,011.2	$258.7	$201.6	$53.5	$1,525.0
Kate Spade	415.7	11.6	42.4	30.7	500.4
Stuart Weitzman	67.2	38.2	—	10.4	115.8
Total	$1,494.1	$308.5	$244.0	$94.6	$2,141.2

Three Months Ended December 26, 2020
Coach	$742.6	$242.6	$188.0	$52.1	$1,225.3
Kate Spade	303.7	13.4	35.6	22.9	375.6
Stuart Weitzman	41.9	35.6	0.3	6.7	84.5
Total	$1,088.2	$291.6	$223.9	$81.7	$1,685.4

Six Months Ended January 1, 2022
Coach	$1,692.9	$500.7	$338.5	$107.8	$2,639.9
Kate Spade	647.9	23.3	69.2	59.5	799.9
Stuart Weitzman	102.9	60.9	0.3	18.2	182.3
Total	$2,443.7	$584.9	$408.0	$185.5	$3,622.1

Six Months Ended December 26, 2020
Coach	$1,209.3	$438.8	$350.3	$102.3	$2,100.7
Kate Spade	476.0	27.2	70.0	42.8	616.0
Stuart Weitzman	68.2	53.3	2.8	16.6	140.9
Total	$1,753.5	$519.3	$423.1	$161.7	$2,857.6

(1)    Greater China includes mainland China, Hong Kong SAR, Taiwan and Macao SAR.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of January 1, 2022 and July 3, 2021 was $38.7 million and $32.4 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the six months ended January 1, 2022, net sales of $8.1 million were recognized from amounts recorded as deferred revenue as of July 3, 2021. For the six months ended December 26, 2020, net sales of $7.6 million were recognized from amounts recorded as deferred revenue as of June 27, 2020.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
5. RESTRUCTURING ACTIVITIES
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under its multi-year growth agenda. This multi-faceted, multi-year strategic growth plan (the "Acceleration Program") reflects: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Under the Acceleration Program, the Company expects to incur total pre-tax charges of approximately $215 million - $220 million. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022.
Under the Acceleration Program, the Company incurred charges of $13.3 million and $25.4 million during the three and six months ended January 1, 2022, respectively, all of which was recorded within SG&A expenses. Of the $13.3 million and $25.4 million recorded within SG&A expenses, $7.2 million and $16.1 million was recorded within Corporate, $1.1 million and $2.5 million was recorded within the Coach segment, $2.1 million and $3.5 million was recorded within the Kate Spade segment and $2.9 million and $3.3 million was recorded within the Stuart Weitzman segment.
For the three and six months ended December 26, 2020, the Company incurred charges of $21.7 million and $48.3 million, respectively, all of which was recorded within SG&A expenses. Of the $21.7 million and $48.3 million recorded within SG&A expenses, $15.8 million and $33.1 million was recorded within Corporate, $5.8 million and $16.5 million was recorded within the Coach segment, $2.4 million and $3.4 million was recorded within the Kate Spade segment and a reduction of expense of $2.3 million and $4.7 million was recorded within the Stuart Weitzman segment, respectively.
A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	16.6	5.9	67.1	89.6
Cash payments	(38.2)	(11.9)	(36.6)	(86.7)
Non-cash charges	—	5.8	(10.9)	(5.1)
Liability balance as of July 3, 2021	$3.3	$0.3	$22.5	$26.1
Fiscal 2022 charges	$—	$3.3	$22.1	$25.4
Cash payments	(1.2)	(2.0)	(11.8)	(15.0)
Non-cash charges	—	2.4	(8.4)	(6.0)
Liability balance as of January 1, 2022	$2.1	$4.0	$24.4	$30.5

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
The Company expects to incur approximately $15 million in additional charges under the Acceleration Program in fiscal 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 3, 2021	$656.3	$641.0	$—	$1,297.3
Foreign exchange impact	(10.1)	(2.0)	—	(12.1)
Balance at January 1, 2022	$646.2	$639.0	$—	$1,285.2

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of January 1, 2022 and July 3, 2021.
Intangible Assets
Intangible assets consist of the following:

	January 1, 2022			July 3, 2021
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.5	$(40.2)	$60.3	$100.5	$(36.9)	$63.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.3	$(40.2)	$1,370.1	$1,410.3	$(36.9)	$1,373.4
As of January 1, 2022, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2022	$3.2
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Thereafter	24.6
Total	$60.3
The expected amortization expense above reflects remaining useful lives ranging from approximately 8.3 to 10.5 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	231.7	—	231.7
Other comprehensive income (loss)	—	—	—	—	15.7	15.7
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.2	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	14.6	—	—	14.6
Balance at September 26, 2020	277.4	$2.8	$3,364.8	$(761.0)	$(76.5)	$2,530.1
Net income (loss)	—	—	—	311.0	—	311.0
Other comprehensive income (loss)	—	—	—	—	26.1	26.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.4	—	6.1	—	—	6.1
Share-based compensation	—	—	17.4	—	—	17.4
Balance at December 26, 2020	277.8	$2.8	$3,388.3	$(450.0)	$(50.4)	$2,890.7

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	$3,259.3
Net income (loss)	—	—	—	226.9	—	226.9
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.6	—	(26.4)	—	—	(26.4)
Share-based compensation	—	—	19.9	—	—	19.9
Repurchase of common stock	(6.1)	—	—	(250.0)	—	(250.0)
Dividends declared ($0.25 per share)	—	—	—	(69.6)	—	(69.6)
Balance at October 2, 2021	275.0	$2.8	$3,480.5	$(251.2)	$(82.1)	$3,150.0
Net income (loss)	—	—	—	317.9	—	317.9
Other comprehensive income (loss)	—	—	—	—	(13.6)	(13.6)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.7	—	19.0	—	—	19.0
Share-based compensation	—	—	22.0	—	—	22.0
Repurchase and retirement of common stock	(11.7)	(0.2)	—	(499.8)	—	(500.0)
Dividends declared ($0.25 per share)	—	—	—	(67.9)	—	(67.9)
Balance at January 1, 2022	264.0	$2.6	$3,521.5	$(501.0)	$(95.7)	$2,927.4

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Total
	(millions)
Balances at June 27, 2020	$1.1	$—	$(93.3)	$(92.2)
Other comprehensive income (loss) before reclassifications	(6.1)	—	47.1	41.0
Less: amounts reclassified from accumulated other comprehensive income to earnings	(0.8)	—	—	(0.8)
Net current-period other comprehensive income (loss)	(5.3)	—	47.1	41.8
Balances at December 26, 2020	$(4.2)	$—	$(46.2)	$(50.4)

Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(1.6)	(0.3)	(22.8)	(24.7)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.0)	—	—	(1.0)
Net current-period other comprehensive income (loss)	(0.6)	(0.3)	(22.8)	(23.7)
Balances at January 1, 2022	$(1.3)	$(0.3)	$(94.1)	$(95.7)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.6 million and less than $0.1 million as of January 1, 2022 and December 26, 2020, respectively. The amounts reclassified from AOCI are net of tax of $0.3 million and less than $0.1 million as of January 1, 2022 and December 26, 2020, respectively.
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
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of January 1, 2022 and July 3, 2021:

	January 1, 2022	July 3, 2021	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,403.6	$1,496.6	Operating lease right-of-use assets
Finance leases	2.2	2.6	Property and equipment, net
Total lease assets	$1,405.8	$1,499.2
Liabilities:
Operating leases:
Current lease liabilities	$308.0	$319.4	Current lease liabilities
Long-term lease liabilities	1,414.8	1,525.9	Long-term lease liabilities
Total operating lease liabilities	$1,722.8	$1,845.3
Finance leases:
Current lease liabilities	$1.0	$1.0	Accrued liabilities
Long-term lease liabilities	3.0	3.4	Other liabilities
Total finance lease liabilities	$4.0	$4.4

Total lease liabilities	$1,726.8	$1,849.7
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three and six months January 1, 2022 and December 26, 2020:

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.2	$0.5	$0.4
Interest on lease liabilities(1)	0.1	0.2	0.2	0.3
Total finance lease cost	0.4	0.4	0.7	0.7
Operating lease cost	85.8	89.1	170.7	175.9
Short-term lease cost	5.1	7.0	9.6	13.1
Variable lease cost(2)	55.2	16.4	98.8	57.3
Operating lease right-of-use impairment	—	2.1	—	2.1
Less: sublease income	(5.2)	(5.0)	(10.1)	(9.2)
Total net lease cost	$141.3	$110.0	$269.7	$239.9

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.
The following table summarizes certain cash flow information related to the Company's leases for the six months January 1, 2022 and December 26, 2020:

	Six Months Ended
	January 1, 2022	December 26, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$214.3	$269.0
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	0.5	0.4
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	65.4	39.8
Additionally, the Company had approximately $157.2 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of January 1, 2022. This obligation primarily relates to a lease agreement for a fulfillment center to be located in Las Vegas, Nevada.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
	(millions, except per share data)
Net income (loss)	$317.9	$311.0	$544.8	$542.7

Weighted-average basic shares	271.1	277.5	274.5	277.1
Dilutive securities:
Effect of dilutive securities	6.1	3.5	6.5	2.3
Weighted-average diluted shares	277.2	281.0	281.0	279.4

Net income (loss) per share:
Basic	$1.17	$1.12	$1.98	$1.96
Diluted	$1.15	$1.11	$1.94	$1.94
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of January 1, 2022 and December 26, 2020, there were 5.2 million and 11.5 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
	(millions)
Share-based compensation expense(1)	$22.0	$17.4	$41.9	$32.0
Income tax benefit related to share-based compensation expense	4.2	3.2	8.0	5.8

(1)    During the three and six months ended January 1, 2022, the company incurred $3.4 million and $8.4 million of share-based compensation expense related to its Acceleration Program. During the three and six months ended December 26, 2020, the Company incurred $2.5 million and $3.1 million of share-based compensation expense related to its Acceleration Program.
Stock Options
A summary of stock option activity during the six months ended January 1, 2022 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 3, 2021	13.3
Granted	0.7
Exercised	(0.8)
Forfeited or expired	(0.8)
Outstanding at January 1, 2022	12.4
The weighted-average grant-date fair value of options granted during the six months ended January 1, 2022 and December 26, 2020 was $13.94 and $7.03, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	January 1, 2022	December 26, 2020
Expected term (years)	5.0	5.1
Expected volatility	46.9%	48.8%
Risk-free interest rate	0.8%	0.3%
Dividend yield	2.4%	—%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the six months ended January 1, 2022 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 3, 2021	7.3
Granted	1.8
Vested	(2.2)
Forfeited	(0.3)
Non-vested at January 1, 2022	6.6
The weighted-average grant-date fair value of share awards granted during the six months ended January 1, 2022 and December 26, 2020 was $42.15 and $15.92, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the six months ended January 1, 2022 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 3, 2021	1.0
Granted	0.3
Change due to performance condition achievement	(0.1)
Vested	—
Forfeited	—
Non-vested at January 1, 2022	1.2
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the six months ended January 1, 2022 and December 26, 2020 was $42.23 and $16.62, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	January 1, 2022	July 3, 2021
	(millions)
Current debt:
3.000% Senior Notes due 2022	$400.0	$—
Total current debt	$400.0	$—

Long-term debt:
3.050% Senior Notes due 2032	$500.0	$—
4.125% Senior Notes due 2027	396.6	600.0
3.000% Senior Notes due 2022	—	400.0
4.250% Senior Notes due 2025	303.4	600.0
Total long-term debt	1,200.0	1,600.0
Less: Unamortized discount and debt issuance costs on Senior Notes	(10.9)	(9.3)
Total long-term debt, net	$1,189.1	$1,590.7
During the three and six months ended January 1, 2022, the Company recognized interest expense related to its debt of $16.3 million and $33.1 million, respectively. During the three and six months ended December 26, 2020, the Company recognized interest expense related to its debt of $19.2 million and $39.3 million, respectively.
3.050% Senior Notes due 2032
On December 1, 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes"). Interest is payable semi-annually on March 15 and September 15 beginning March 15, 2022. Prior to December 15, 2031 (the date that is three months prior to the scheduled maturity date), the Company may redeem the 2032 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2032 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2032 Senior Notes calculated as if the maturity date of the 2032 Senior Notes was December 15, 2031 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 25 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date.
Cash Tender Offer
The proceeds from the 2032 Senior Notes were utilized to complete a cash tender offer of $203.4 million and $296.6 million of the outstanding aggregate principal amount of the Company's 2027 Senior Notes (defined below under "4.125% Senior Notes due 2027") and 2025 Senior Notes (defined below under "4.250% Senior Notes due 2025"), respectively. As a result of these cash tender offers completed prior to their scheduled maturities, the transactions were subject to a premium of $22.4 million and $26.8 million for the 2027 Senior Notes and 2025 Senior Notes, respectively. Additionally, the Company recognized $4.5 million of debt issuance costs, tender fees, and unamortized original discount in connection with the transaction. These premiums and costs, which totaled $53.7 million, were recorded as a pre-tax debt extinguishment charge during the second quarter of fiscal 2022. Refer to the "GAAP to Non-GAAP Reconciliation," in Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
4.125% Senior Notes due 2027
On June 20, 2017, the Company issued $600.0 million aggregate principal amount of 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes"). Interest is payable semi-annually on January 15 and July 15 beginning January 15, 2018. Prior to April 15, 2027 (the date that is three months prior to the scheduled maturity date), the Company may redeem the 2027 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Senior Notes to be redeemed or (2) as determined by a Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest thereon that

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
would have been payable in respect of the 2027 Senior Notes calculated as if the maturity date of the 2027 Senior Notes was April 15, 2027 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the Prospectus Supplement) plus 30 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date. On December 1, 2021, the Company completed a cash tender offer for $203.4 million of the outstanding aggregate principal amount of its 2027 Senior Notes.
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
4.250% Senior Notes due 2025
On March 2, 2015, the Company issued $600.0 million aggregate principal amount of 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Interest is payable semi-annually on April 1 and October 1 beginning October 1, 2015. Prior to January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 2025 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Senior Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon that would have been payable in respect of the 2025 Senior Notes calculated as if the maturity date of the 2025 Senior Notes was January 1, 2025 (not including any portion of payments of interest accrued to the date of redemption), discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture for the 2025 Senior Notes) plus 35 basis points, plus, in the case of each of (1) and (2), accrued and unpaid interest to the redemption date. On and after January 1, 2025 (90 days prior to the scheduled maturity date), the Company may redeem the 2025 Senior Notes in whole or in part, at its option at any time or from time to time, at a redemption price equal to 100% of the principal amount of the 2025 Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date. On December 1, 2021, the Company completed a cash tender offer for $296.6 million of the outstanding aggregate principal amount of its 2025 Senior Notes.
At January 1, 2022, the fair value of the 2032, 2027, 2022, and 2025 Senior Notes was approximately $502.3 million, $428.0 million, $404.0 million, and $322.4 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At July 3, 2021, the fair value of the 2027, 2022, and 2025 Senior Notes was approximately $659.3 million, $407.4 million, and $651.9 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
less excess cash above $300 million to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid.
On May 19, 2020 (the "Effective Date"), the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company maintained available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). This requirement, among others that the Company was subject to during the period from the Effective Date until the compliance certificate was delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), has been fulfilled. Going forward, the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. The $900 million aggregate commitment amount under the Revolving Credit Facility remained unchanged under the amendment. There were no outstanding borrowings on the Revolving Credit Facility as of January 1, 2022.
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
The following table shows the fair value measurements of the Company’s financial assets and liabilities at January 1, 2022 and July 3, 2021:

	Level 1		Level 2
	January 1, 2022	July 3, 2021	January 1, 2022	July 3, 2021
	(millions)
Assets:
Cash equivalents(1)	$104.3	$662.0	$0.4	$0.4
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Commercial paper(2)	—	—	113.6	—
Government securities - U.S.(2)	97.5	—	9.0	—
Corporate debt securities - U.S.(2)	—	—	160.0	—
Other	—	—	9.5	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Intercompany loan and payable hedges(3)	—	—	0.1	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	1.5	1.2
Intercompany loan and payable hedges(3)	—	—	0.7	—

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
There were no impairment charges recorded during the three and six months ended January 1, 2022 and December 26, 2020.
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of January 1, 2022 and July 3, 2021:

	January 1, 2022			July 3, 2021
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$113.6	$—	$113.6	$—	$—	$—
Government securities - U.S.(2)	106.5	—	106.5	—	—	—
Corporate debt securities - U.S.(2)	160.0	—	160.0	—	—	—
Available-for-sale investments, total	$380.1	$—	$380.1	$—	$—	$—
Other:
Time deposits(1)	$0.7	$—	$0.7	$0.7	$—	$0.7
Other	9.5	0.1	9.6	7.4	0.1	7.5
Total Investments	$390.3	$0.1	$390.4	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of January 1, 2022 have maturity dates during the 2022 calendar year and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended January 1, 2022 and July 3, 2021.
14. INCOME TAXES
The Company's effective tax rate for the three months ended January 1, 2022 was 18.5%, as compared to 16.9% for the three months ended December 26, 2020. The increase in effective tax rate is primarily due to geographic mix of earnings. The Company's effective tax rate for the six months ended January 1, 2022 was 18.3%, as compared to 3.0% for the six months ended December 26, 2020. This increase in the effective tax rate primarily resulted from the net operating loss ("NOL") carryback claim recognized under the Coronavirus Aid, Relief and Economic Security ("CARES") Act during the six months ended December 26, 2020.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $39.0 million and $40.5 million outstanding at January 1, 2022 and July 3, 2021, respectively. The agreements, which expire at various dates through calendar 2027, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of January 1, 2022 related to debt repayments. Refer to Note 11, "Debt," for further information. Additionally, the Company had future payment obligations related to executed lease agreements for which the related lease had not yet commenced. Refer to Note 8, "Leases," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment performance for the three and six months ended January 1, 2022 and December 26, 2020:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended January 1, 2022
Net sales	$1,525.0	$500.4	$115.8	$—	$2,141.2
Gross profit	1,078.2	308.0	71.2	—	1,457.4
Operating income (loss)	473.3	83.7	13.3	(107.5)	462.8
Income (loss) before provision for income taxes	473.3	83.7	13.3	(180.2)	390.1
Depreciation and amortization expense(2)	19.4	10.2	2.1	17.1	48.8
Additions to long-lived assets(3)	17.7	5.7	0.9	14.0	38.3

Three Months Ended December 26, 2020
Net sales	$1,225.3	$375.6	$84.5	$—	$1,685.4
Gross profit	888.1	233.1	52.5	—	1,173.7
Operating income (loss)	412.0	58.8	11.9	(93.3)	389.4
Income (loss) before provision for income taxes	412.0	58.8	11.9	(108.4)	374.3
Depreciation and amortization expense(2)	23.5	11.3	3.0	13.7	51.5
Additions to long-lived assets(3)	8.8	4.0	0.8	10.1	23.7

Six Months Ended January 1, 2022
Net sales	$2,639.9	$799.9	$182.3	$—	$3,622.1
Gross profit	1,909.2	507.2	109.7	—	2,526.1
Operating income (loss)	839.0	120.9	11.8	(213.9)	757.8
Income (loss) before provision for income taxes	839.0	120.9	11.8	(304.9)	666.8
Depreciation and amortization expense(2)	40.1	21.0	4.3	34.2	99.6
Additions to long-lived assets(3)	30.5	6.7	1.1	33.4	71.7

Six Months Ended December 26, 2020
Net sales	$2,100.7	$616.0	$140.9	$—	$2,857.6
Gross profit	1,533.0	387.2	83.7	—	2,003.9
Operating income (loss)	682.0	82.0	11.9	(184.3)	591.6
Income (loss) before provision for income taxes	682.0	82.0	11.9	(216.2)	559.7
Depreciation and amortization expense(2)	48.3	21.7	5.4	27.3	102.7
Additions to long-lived assets(3)	19.7	8.6	1.3	20.1	49.7

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain information systems expense.
(2)    Depreciation and amortization expense includes $0.3 million of Acceleration Program costs for the three and six months ended December 26, 2020. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer
In the second quarter of fiscal 2022, the Company continued to make meaningful progress against its Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited nearly 3 million new customers across channels in North America, representing a low double-digit increase versus prior year, with growth in both stores and online;
•Drove higher retention rates, increased repeat transactions and reactivated lapsed customers across brands;
•Realized low-single-digit revenue gains with Chinese consumers globally compared to pre-pandemic levels;
•Increased global average unit retail ("AUR") across Coach, Kate Spade and Stuart Weitzman, reflecting strong brand momentum, increasing traction of core products and structural changes to lessen promotional activity and improve assortment productivity;

•Leveraged the Company’s diverse and agile supply chain network to expedite inventory to satisfy growing demand despite industry-wide disruption;
•Advanced Digital capabilities through significant investments in the channel, including in talent, to improve the customer experience and drive conversion; and
•Remain on track to realize gross run-rate savings of $300 million in fiscal year 2022.
Recent Developments
Covid-19 Pandemic
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. The virus has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements have resulted in closures of our directly operated stores and locations of our wholesale partners globally, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores reopened for either in-store or curb-side service and have continued to operate since then, some store locations have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation, such as the zero Covid-19 policy in Greater China, and other stores may be required to close again for an extended period of time due to the possibility of a resurgence of increased infections. The Company has noted that certain geographies have experienced infections due to new variants of Covid-19, resulting in a decline in store traffic in these regions. The Company currently expects that this trend will not have a material adverse impact on its overall financial outlook for Fiscal 2022. However, if infection rates or government restrictions result in further declines in store traffic, the Company's outlook may be negatively impacted from that which is currently expected.
Furthermore, Covid-19 has and may continue to cause disruptions in the Company’s supply chain within our third-party manufacturers and logistics providers. The Company manufactures a significant amount of its products from Southeast Asia. During the first quarter of fiscal 2022, certain of the Company’s third-party manufacturers, primarily located in Vietnam, experienced ongoing and longer-than-expected government mandated restrictions, which resulted in a significant decrease in production capacity for these third-party manufacturers. In response, the Company took deliberate actions such as shifting production to other countries, adjusting its merchandising strategies, where possible, and increasing the use of air freight to expedite delivery. Based on these actions, and the improved production levels since the first quarter, the Company expects that it will be able to meet anticipated levels of demand.
The Company has been experiencing other global logistics challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs. These challenges are expected to persist throughout fiscal 2022. The Company is working to mitigate delays, which includes the strategic use of air freight, with greater frequency than in the past. Due to these logistical challenges, during the three and six months ended January 1, 2022, the Company recognized within Cost of sales $69.3 million and $79.7 million, respectively, of incremental freight costs compared to the three and six months ended December 26, 2020, in order to maintain product flow to meet consumer demand.
There is still uncertainty associated with the duration of these disruptions and the possibility of other effects on the business. We will continue to monitor the rapidly evolving situation pertaining to the Covid-19 outbreak, including guidance from international and domestic authorities and adjust our operating plan as needed. Refer to Part II, Item 1A. "Risk Factors" herein and as disclosed in our Annual Report on Form 10-K for the year ended July 3, 2021.
The Company continues to take strategic actions in response to the current environment. The Company remains committed to driving SG&A savings, including actions taken under the Acceleration Program. The Company will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the Covid-19 pandemic.
Acceleration Program
The Company has implemented a strategic growth plan after undergoing a review of its business under the Acceleration Program, resulting in certain costs to date reflecting: (i) actions to streamline the Company's organization; (ii) select store closures as the Company optimizes its fleet (including store closure costs incurred as the Company exits certain regions in which it currently operates); and (iii) professional fees and compensation costs incurred as a result of the development and execution of the Company's comprehensive strategic initiatives aimed at increasing profitability. Including charges taken in fiscal 2020 and fiscal 2021, the Company expects to incur total pre-tax charges of approximately $215 million - $220 million related to the Acceleration Program. The Acceleration Program is expected to be substantially complete by the end of fiscal 2022. The Company achieved approximately $200 million of gross run rate expense savings in fiscal 2021 and remains on track to realize gross run-rate savings of $300 million. Refer to Note 5, "Restructuring Activities," and the "GAAP to Non-GAAP Reconciliation," herein, for further information.

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
Several organizations that monitor the world's economy, including the International Monetary Fund, continue to forecast growth in the global economy however, some of these organizations have revised the forecast downward since the first quarter of fiscal 2022 to reflect the impact of recent Covid-19 variants and surrounding unpredictability. For example, the zero Covid-19 policy in Greater China may result in private consumption being lower than anticipated. Additionally, persistent inflationary pressures may be exacerbated if supply chain disruptions continue to impact businesses, among other factors, such as increasing real-estate and rental rates as well as higher prices on imported goods.
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
Furthermore, certain tax legislation contemplated by the Biden Administration, and by the Organization for Economic Co-operation and Development, would have an adverse impact on our tax rate and financial results if passed as currently communicated.
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

SECOND QUARTER FISCAL 2022 COMPARED TO SECOND QUARTER FISCAL 2021
The following table summarizes results of operations for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$2,141.2	100.0%	$1,685.4	100.0%	$455.8	27.0%
Gross profit	1,457.4	68.1	1,173.7	69.6	283.7	24.2
SG&A expenses	994.6	46.5	784.3	46.5	210.3	26.8
Operating income (loss)	462.8	21.6	389.4	23.1	73.4	18.9
Loss on extinguishment of debt	53.7	2.5	—	—	53.7	NM
Interest expense, net	15.9	0.7	18.7	1.1	(2.8)	(14.7)
Other expense (income)	3.1	0.1	(3.6)	(0.2)	6.7	NM
Provision (benefit) for income taxes	72.2	3.4	63.3	3.8	8.9	14.1
Net income (loss)	317.9	14.8	311.0	18.5	6.9	2.2
Net income (loss) per share:
Basic	$1.17		$1.12		$0.05	4.6
Diluted	$1.15		$1.11		$0.04	3.6

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the second quarter of fiscal 2022 and fiscal 2021 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

Second Quarter Fiscal 2022 Items

	Three Months Ended January 1, 2022
		Items Affecting Comparability
	GAAP Basis (As Reported)	Debt Extinguishment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,078.2	—	—	1,078.2
Kate Spade	308.0	—	—	308.0
Stuart Weitzman	71.2	—	—	71.2
Gross profit(1)	$1,457.4	$—	$—	$1,457.4

SG&A expenses
Coach	604.9	—	1.1	603.8
Kate Spade	224.3	—	2.1	222.2
Stuart Weitzman	57.9	—	2.9	55.0
Corporate	107.5	—	7.2	100.3
SG&A expenses	$994.6	$—	$13.3	$981.3

Operating income (loss)
Coach	473.3	—	(1.1)	474.4
Kate Spade	83.7	—	(2.1)	85.8
Stuart Weitzman	13.3	—	(2.9)	16.2
Corporate	(107.5)	—	(7.2)	(100.3)
Operating income (loss)	$462.8	$—	$(13.3)	$476.1

Loss on extinguishment of debt	53.7	53.7	—	—

Provision for income taxes	72.2	(12.9)	(4.1)	89.2
Net income (loss)	$317.9	$(40.8)	$(9.2)	$367.9
Net income (loss) per diluted common share	$1.15	$(0.15)	$(0.03)	$1.33

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the second quarter of fiscal 2022 the Company incurred charges as follows:
•Debt Extinguishment - Debt extinguishment charges relate to the premiums, amortization and fees associated with the $500 million cash tender of the Company's 4.125% senior unsecured notes due July 15, 2027 at 99.858% of par (the "2027 Senior Notes") and 4.250% senior unsecured notes due April 1, 2025 at 99.445% of par (the “2025 Senior Notes”). Refer to Note 11, "Debt," for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees and share-based compensation incurred as a result of the development and execution of the Company's comprehensive strategic initiatives. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $13.3 million, increased Loss on extinguishment of debt by $53.7 million, and reduced Provision for income taxes by $17.0 million, negatively impacting Net income by $50.0 million or $0.18 per diluted share.

Second Quarter Fiscal 2021 Items

	Three Months Ended December 26, 2020
		Items Affecting Comparability
	GAAP Basis (As Reported)	CARES Act Tax Impact	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	888.1	—	—	888.1
Kate Spade	233.1	—	—	233.1
Stuart Weitzman	52.5	—	—	52.5
Gross profit(1)	$1,173.7	$—	$—	$1,173.7

SG&A expenses
Coach	476.1	—	5.8	470.3
Kate Spade	174.3	—	2.4	171.9
Stuart Weitzman	40.6	—	(2.3)	42.9
Corporate	93.3	—	15.8	77.5
SG&A expenses	$784.3	$—	$21.7	$762.6

Operating income (loss)
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
In the second quarter of fiscal 2021, the Company incurred charges as follows:
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
    These actions taken together increased the Company's SG&A expenses by $21.7 million, and reduced Provision for income taxes by $9.7 million, negatively impacting Net income by $12.0 million or $0.04 per diluted share.
Tapestry, Inc. Summary – Second Quarter of Fiscal 2022
Currency Fluctuation Effects
The change in net sales and gross margin for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales
In addition to comparisons to fiscal year 2021 results, the Company has provided comparisons to certain fiscal year 2020 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, which started in the second half of fiscal year 2020.

	Three Months Ended		Variance
	January 1, 2022	December 26, 2020	Amount	%	Constant Currency Change	% Change versus FY20
	(millions)
Coach	$1,525.0	$1,225.3	$299.7	24.5%	24.3%	20.1%
Kate Spade	500.4	375.6	124.8	33.3	33.4	16.3
Stuart Weitzman	115.8	84.5	31.3	37.0	34.8	0.1
Total Tapestry	$2,141.2	$1,685.4	$455.8	27.0	26.9	17.9
Net sales in the second quarter of fiscal 2022 increased 27.0% or $455.8 million to $2.14 billion. Excluding the effects of foreign currency, net sales increased by 26.9% or $452.7 million.
•Coach Net Sales increased 24.5% or $299.7 million to $1.53 billion in the second quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 24.3% or $297.9 million. This increase in net sales was primarily due to an increase of $279.6 million in net retail sales driven by higher store and e-commerce sales in North America. This increase in net sales was also partially attributed to a $16.4 million increase in wholesale sales.
•Kate Spade Net Sales increased 33.3% or $124.8 million to $500.4 million in the second quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 33.4% or $125.4 million. This increase in net sales was primarily due to an increase of $113.5 million in net retail sales driven by higher store sales and e-commerce sales in North America. This increase in net sales was also partially attributed to a $12.9 million increase in wholesale sales.
•Stuart Weitzman Net Sales increased 37.0% or $31.3 million to $115.8 million in the second quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 34.8% or $29.4 million. This increase was due to a $15.3 million increase in wholesale sales and a $14.1 million increase in net retail sales, which was attributed to an increase in e-commerce sales and store sales in North America.
Gross Profit

	Three Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,078.2	70.7%	$888.1	72.5%	$190.1	21.4%
Kate Spade	308.0	61.5	233.1	62.1	74.9	32.1
Stuart Weitzman	71.2	61.5	52.5	62.2	18.7	35.6
Tapestry	$1,457.4	68.1	$1,173.7	69.6	$283.7	24.2
Gross profit increased 24.2% or $283.7 million to $1.46 billion in the second quarter of fiscal 2022 from $1.17 billion in the second quarter of fiscal 2021. Gross margin for the second quarter of fiscal 2022 was 68.1% as compared to 69.6% in the second quarter of fiscal 2021. Gross margin decreased 150 basis points and was not materially impacted by foreign currency.
The Company includes inbound product-related transportation costs from our service providers within Cost of sales. The Company, similar to some companies, includes certain transportation-related costs due to our distribution network in SG&A expenses rather than in Cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in Cost of sales. The Company incurred incremental freight costs in fiscal 2022 compared to fiscal 2021 in order to maintain product flow to meet consumer demand. Refer to "Recent Developments," herein, for further information.

•Coach Gross Profit increased 21.4% or $190.1 million to $1.08 billion in the second quarter of fiscal 2022 from $888.1 million in the second quarter of fiscal 2021. Gross margin decreased 180 basis points to 70.7% in the second quarter of fiscal 2022 from 72.5% in the second quarter of fiscal 2021. Gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily due to higher inbound freight expense as well as unfavorable geography and channel mix, partially offset by reduced promotional activity.
•Kate Spade Gross Profit increased 32.1% or $74.9 million to $308.0 million in the second quarter of fiscal 2022 from $233.1 million in the second quarter of fiscal 2021. Gross margin decreased 60 basis points to 61.5% in the second quarter of fiscal 2022 from 62.1% in the second quarter of fiscal 2021. Gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily due to higher inbound freight expense as well as unfavorable channel and geography mix partially offset by reduced promotional activity and favorable product mix.
•Stuart Weitzman Gross Profit increased 35.6% or $18.7 million to $71.2 million in the second quarter of fiscal 2022 from $52.5 million in the second quarter of fiscal 2021. Gross margin decreased 70 basis points to 61.5% in the second quarter of fiscal 2022 from 62.2% in the second quarter of fiscal 2021. Gross margin on a constant currency basis increased 20 basis points from the second quarter of fiscal 2021.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$604.9	39.7%	$476.1	38.9%	$128.8	27.1%
Kate Spade	224.3	44.8	174.3	46.4	50.0	28.7
Stuart Weitzman	57.9	50.0	40.6	48.0	17.3	42.6
Corporate	107.5	NA	93.3	NA	14.2	15.2
Tapestry	$994.6	46.5	$784.3	46.5	$210.3	26.8
SG&A expenses increased 26.8% or $210.3 million to $994.6 million in the second quarter of fiscal 2022 as compared to $784.3 million in the second quarter of fiscal 2021. As a percentage of net sales, SG&A expenses remained flat at 46.5% during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Excluding items affecting comparability of $13.3 million and $21.7 million in the second quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 28.7% or $218.7 million to $981.3 million from $762.6 million in the second quarter of fiscal 2021. SG&A as a percentage of net sales increased to 45.8% as compared to 45.2% during the second quarter of fiscal 2021.
•Coach SG&A Expenses increased 27.1% or $128.8 million to $604.9 million in the second quarter of fiscal 2022 as compared to $476.1 million in the second quarter of fiscal 2021. SG&A expenses as a percentage of net sales increased to 39.7% during the second quarter of fiscal 2022 from 38.9% during the second quarter of fiscal 2021. Excluding items affecting comparability of $1.1 million and $5.8 million in the second quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 28.4% or $133.5 million to $603.8 million during the second quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 39.6% in the second quarter of fiscal 2022 from 38.4% in the second quarter of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, a decrease in Covid-19 related wage subsidies and rent concessions, an increase in variable selling and distribution costs, and increased compensation costs.
•Kate Spade SG&A Expenses increased 28.7% or $50.0 million to $224.3 million in the second quarter of fiscal 2022 as compared to $174.3 million in the second quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 44.8% during the second quarter of fiscal 2022 as compared to 46.4% during the second quarter of fiscal 2021. Excluding items affecting comparability of $2.1 million and $2.4 million in the second quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 29.2% or $50.3 million to $222.2 million during the second quarter of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 44.4% in the second quarter of fiscal 2022 from 45.8% in the second quarter of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, an increase in variable selling and distribution costs, a decrease in Covid-19 related wage subsidies and rent concessions, and increased compensation costs.
•Stuart Weitzman SG&A Expenses increased 42.6% or $17.3 million to $57.9 million in the second quarter of fiscal 2022 as compared to $40.6 million in the second quarter of fiscal 2021. As a percentage of net sales, SG&A expenses increased to 50.0% during the second quarter of fiscal 2022 as compared to 48.0% during the second quarter of fiscal 2021. Excluding items affecting comparability of $2.9 million and $(2.3) million in the second quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 27.9% or $12.1 million to $55.0 million during the second quarter of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 47.5% in the second quarter of fiscal 2022 from 50.9% in the second quarter of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, a decrease in Covid-19 related wage subsidies and rent concessions, and increased compensation costs.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 15.2% or $14.2 million to $107.5 million in the second quarter of fiscal 2022 as compared to $93.3 million in the second quarter of fiscal 2021. Excluding items affecting comparability of $7.2 million and $15.8 million in the second quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 29.5% or $22.8 million to $100.3 million in the second quarter of fiscal 2022 as compared to $77.5 million in the second quarter of fiscal 2021. This increase in SG&A expenses was primarily driven by higher compensation costs and the one-time gain realized on the deferred purchase price of the Kate Spade joint venture in the second quarter of fiscal 2021.
Operating Income (Loss)

	Three Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$473.3	31.0%	$412.0	33.6%	$61.3	14.9%
Kate Spade	83.7	16.7	58.8	15.7	24.9	42.3
Stuart Weitzman	13.3	11.5	11.9	14.1	1.4	11.6
Corporate	(107.5)	NA	(93.3)	NA	(14.2)	(15.2)
Tapestry	$462.8	21.6	$389.4	23.1	$73.4	18.9
Operating income increased 18.9% or $73.4 million to $462.8 million in the second quarter of fiscal 2022 as compared to an operating income of $389.4 million in the second quarter of fiscal 2021. Operating margin was 21.6% in the second quarter of fiscal 2022 as compared to 23.1% in the second quarter of fiscal 2021. Excluding items affecting comparability $13.3 million and $21.7 million in the second quarter of fiscal 2022 and fiscal 2021, respectively, operating income increased 15.8% or $65.0 million to $476.1 million in the second quarter of fiscal 2022 from $411.1 million in the second quarter of fiscal 2021; and operating margin decreased to 22.2% in the second quarter of fiscal 2022 as compared to 24.4% in the second quarter of fiscal 2021.
•Coach Operating Income increased 14.9% or $61.3 million to $473.3 million in the second quarter of fiscal 2022, resulting in an operating margin of 31.0%, as compared to $412.0 million and 33.6%, respectively, in the second quarter of fiscal 2021. Excluding items affecting comparability, Coach operating income increased 13.5% or $56.6 million to $474.4 million from $417.8 million in the second quarter of fiscal 2021; and operating margin was 31.1% in the second quarter of fiscal 2022 as compared to 34.1% in the second quarter of fiscal 2021.
•Kate Spade Operating Income increased 42.3% or $24.9 million to $83.7 million in the second quarter of fiscal 2022, resulting in an operating margin of 16.7%, as compared to $58.8 million and operating margin of 15.7% in the second quarter of fiscal 2021. Excluding items affecting comparability, Kate Spade operating income increased 40.3% or $24.6 million to $85.8 million from $61.2 million in the second quarter of fiscal 2021; and operating margin was 17.2% in the second quarter of fiscal 2022 as compared to 16.3% in the second quarter of fiscal 2021.
•Stuart Weitzman Operating Income increased 11.6% or $1.4 million to $13.3 million in the second quarter of fiscal 2022, resulting in an operating margin of 11.5%, as compared to an operating income of $11.9 million and an operating margin of 14.1% in the second quarter of fiscal 2021. Excluding items affecting comparability, Stuart Weitzman operating income increased 70.1% or $6.6 million to $16.2 million, resulting in an operating margin of 14.0%, as compared to operating income of $9.6 million and operating margin of 11.3% in the second quarter of fiscal 2021.

Loss on Extinguishment of Debt
In the second quarter of fiscal 2022, the Company early tendered $500 million in aggregate of the Company’s 2027 Senior Notes and 2025 Senior Notes. As a result, the Company incurred a loss on extinguishment of debt of $53.7 million in the second quarter of fiscal 2022, primarily related to the premiums, amortization and fees associated with the partial tender.
Interest Expense, net
Interest expense, net decreased 14.7% or $2.8 million to $15.9 million in the second quarter of fiscal 2022 as compared to $18.7 million in the second quarter of fiscal 2021. This decrease in interest expense, net was mainly due to lower interest expense due to the repayment of the Revolving Credit Facility during the second quarter of fiscal 2021.
Other Expense (Income)
Other income decreased $6.7 million to an expense of $3.1 million in the second quarter of fiscal 2022 as compared to income of $3.6 million in the second quarter of fiscal 2021. This decrease in other income was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 18.5% in the second quarter of fiscal 2022 as compared to 16.9% in the second quarter of fiscal 2021. Excluding items affecting comparability, the effective tax rate was 19.5% in the second quarter of fiscal 2022 as compared to 18.5% in the second quarter of fiscal 2021. This increase in our effective tax rate was primarily attributable to geographic mix of earnings.
Net Income (Loss)
Net income increased 2.2% or $6.9 million to $317.9 million in the second quarter of fiscal 2022 as compared to $311.0 million in the second quarter of fiscal 2021. Excluding items affecting comparability, net income increased 13.9% or $44.9 million to a net income of $367.9 million in the second quarter of fiscal 2022 as compared to $323.0 million in the second quarter of fiscal 2021. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share increased 3.6% or $0.04 to $1.15 in the second quarter of fiscal 2022 as compared to $1.11 in the second quarter of fiscal 2021. Excluding items affecting comparability, net income per diluted share increased 15.5% or $0.18 to $1.33 in the second quarter of fiscal 2022 as compared to $1.15 in the second quarter of fiscal 2021. This change was primarily due to higher net income.

FIRST SIX MONTHS FISCAL 2022 COMPARED TO FIRST SIX MONTHS FISCAL 2021
The following table summarizes results of operations for the first six months of fiscal 2022 compared to the first six months of fiscal 2021. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$3,622.1	100.0%	$2,857.6	100.0%	$764.5	26.8%
Gross profit	2,526.1	69.7	2,003.9	70.1	522.2	26.1
SG&A expenses	1,768.3	48.8	1,412.3	49.4	356.0	25.2
Operating income (loss)	757.8	20.9	591.6	20.7	166.2	28.1
Loss on extinguishment of debt	53.7	1.5	—	—	53.7	NM
Interest expense, net	32.0	0.9	38.1	1.3	(6.1)	(15.8)
Other expense (income)	5.3	0.1	(6.2)	(0.2)	11.5	NM
Provision for income taxes	122.0	3.4	17.0	0.6	105.0	NM
Net income (loss)	544.8	15.0	542.7	19.0	2.1	0.4
Net income (loss) per share:
Basic	$1.98		$1.96		$0.02	1.3
Diluted	$1.94		$1.94		$—	(0.2)

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first six months of fiscal 2022 and fiscal 2021 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Six Months of Fiscal 2022 Items

	Six Months Ended January 1, 2022
		Items Affecting Comparability
	GAAP Basis (As Reported)	Debt Extinguishment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	1,909.2	—	—	1,909.2
Kate Spade	507.2	—	—	507.2
Stuart Weitzman	109.7	—	—	109.7
Gross profit(1)	$2,526.1	$—	$—	$2,526.1

SG&A expenses
Coach	1,070.2	—	2.5	1,067.7
Kate Spade	386.3	—	3.5	382.8
Stuart Weitzman	97.9	—	3.3	94.6
Corporate	213.9	—	16.1	197.8
SG&A expenses	$1,768.3	$—	$25.4	$1,742.9

Operating income (loss)
Coach	839.0	—	(2.5)	841.5
Kate Spade	120.9	—	(3.5)	124.4
Stuart Weitzman	11.8	—	(3.3)	15.1
Corporate	(213.9)	—	(16.1)	(197.8)
Operating income (loss)	$757.8	$—	$(25.4)	$783.2

Loss on extinguishment of debt	53.7	53.7	—	—

Provision for income taxes	122.0	(12.9)	(8.0)	142.9
Net income (loss)	$544.8	$(40.8)	$(17.4)	$603.0
Net income (loss) per diluted common share	$1.94	$(0.15)	$(0.06)	$2.15

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first six months of fiscal 2022 the Company incurred charges as follows:
•Debt Extinguishment - Debt extinguishment charges relate to the premiums, amortization and fees associated with the $500 million cash tender of the Company's 2027 Senior Notes and 2025 Senior Notes. Refer to Note 11, "Debt," for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees and share-based compensation incurred as a result of the development and execution of the Company's comprehensive strategic initiatives. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $25.4 million, increased Loss on extinguishment of debt by $53.7 million and decreased Provision for income taxes by $20.9 million, negatively impacting Net income by $58.2 million or $0.21 per diluted share.

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
In the first six months of fiscal 2021, the Company incurred charges as follows:
•CARES Act Tax Impact - Total amount relates to the income tax benefits under the CARES Act, most notably the Net Operating Loss ("NOL") carryback claim. Refer to Note 14, "Income Taxes" for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives, as well as actions to streamline the Company's organization, which include severance. Refer to the "Executive Overview" and Note 5, "Restructuring Activities," herein for further information.
    These actions taken together decreased Provision for income taxes by $107.2 million and increased SG&A expenses by $48.3 million, positively impacting Net income by $58.9 million or $0.21 per diluted share.
Tapestry, Inc. Summary – First Six Months of Fiscal 2022
Currency Fluctuation Effects
The change in net sales and gross margin for the first six months of fiscal 2022 compared to fiscal 2021 has been presented both including and excluding currency fluctuation effects.

Net Sales
The Company has provided comparisons to certain fiscal year 2020 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, notably in the second half of fiscal year 2020.

	Six Months Ended		Variance
	January 1, 2022	December 26, 2020	Amount	%	Constant Currency Change	% Change versus FY20
	(millions)
Coach	$2,639.9	$2,100.7	$539.2	25.7%	24.8%	18.1%
Kate Spade	799.9	616.0	183.9	29.9	29.7	8.7
Stuart Weitzman	182.3	140.9	41.4	29.4	26.8	(9.8)
Total Tapestry	$3,622.1	$2,857.6	$764.5	26.8	26.0	14.1
Net sales in the first six months of fiscal 2022 increased 26.8% or $764.5 million to $3.62 billion. Excluding the effects of foreign currency, net sales increased by 26.0% or $742.3 million.
•Coach Net Sales increased 25.7% or $539.2 million to $2.64 billion in the first six months of fiscal 2022. Excluding the impact of foreign currency, net sales increased 24.8% or $521.8 million. This increase in net sales was primarily attributed to a net increase of $463.5 million in net retail sales driven by higher store and e-commerce sales in North America. This increase in net sales was also partially attributed to a $54.3 million increase in wholesale sales.
•Kate Spade Net Sales increased 29.9% or $183.9 million to $799.9 million in the first six months of fiscal 2022. Excluding the impact of foreign currency, net sales increased 29.7% or $182.7 million. This increase in net sales was primarily attributed to a net increase of $156.7 million in net retail sales driven by higher store and e-commerce sales in North America. This increase in net sales was also partially attributed to a $28.2 million increase in wholesale sales.
•Stuart Weitzman Net Sales increased 29.4% or $41.4 million to $182.3 million in the first six months of fiscal 2022. Excluding the impact of foreign currency, net sales increased 26.8% or $37.8 million. This increase in net sales was attributed to a net increase of $19.1 million in net retail sales driven by higher e-commerce and store sales in North America. This increase in net sales was also attributed to a $18.7 million increase in wholesale sales.
Gross Profit

	Six Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,909.2	72.3%	$1,533.0	73.0%	$376.2	24.5%
Kate Spade	507.2	63.4	387.2	62.9	120.0	31.0
Stuart Weitzman	109.7	60.2	83.7	59.4	26.0	31.0
Tapestry	$2,526.1	69.7	$2,003.9	70.1	$522.2	26.1
Gross profit increased 26.1% or $522.2 million to $2.53 billion during the first six months of fiscal 2022 from $2.00 billion in the first six months of fiscal 2021. Gross margin for the first six months of fiscal 2022 was 69.7% as compared to 70.1% in the first six months of fiscal 2021. Gross margin decreased 40 basis points in the first six months of fiscal 2022 and was not materially impacted by foreign currency.
The Company includes inbound product-related transportation costs from our service providers within Cost of sales. The Company, similar to some companies, includes certain transportation-related costs due to our distribution network in SG&A expenses rather than in Cost of sales; for this reason, our gross margins may not be comparable to that of entities that include all costs related to their distribution network in Cost of sales. The Company incurred incremental freight costs in fiscal 2022 compared to fiscal 2021 in order to maintain product flow to meet consumer demand. Refer to "Recent Developments," herein, for further information.

•Coach Gross Profit increased 24.5% or $376.2 million to $1.91 billion in the first six months of fiscal 2022 from $1.53 billion in the first six months of fiscal 2021. Gross margin decreased 70 basis points to 72.3% in the first six months of fiscal 2022 from 73.0% in the first six months of fiscal 2021. Gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily attributed to higher inbound freight expense as well as unfavorable geography and channel mix, partially offset by reduced promotional activity.
•Kate Spade Gross Profit increased 31.0% or $120.0 million to $507.2 million in the first six months of fiscal 2022 from $387.2 million in the first six months of fiscal 2021. Gross margin increased 50 basis points to 63.4% in the first six months of fiscal 2022 from 62.9% in the first six months of fiscal 2021. Gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily attributed to reduced promotional activity and favorable product mix partially offset by higher inbound freight expense, unfavorable geography and channel mix and higher duties.
•Stuart Weitzman Gross Profit increased 31.0% or $26.0 million to $109.7 million during the first six months of fiscal 2022 from $83.7 million in the first six months of fiscal 2021. Gross margin increased 80 basis points to 60.2% in the first six months of fiscal 2022 from 59.4% in the first six months of fiscal 2021. On a constant currency basis, gross margin increased 110 basis points. This increase in gross margin was primarily attributed to reduced promotional activity and favorable product mix, partially offset by unfavorable channel and geography mix.
Selling, General and Administrative Expenses

	Six Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,070.2	40.5%	$851.0	40.5%	$219.2	25.8%
Kate Spade	386.3	48.3	305.2	49.5	81.1	26.6
Stuart Weitzman	97.9	53.7	71.8	50.9	26.1	36.5
Corporate	213.9	NA	184.3	NA	29.6	16.1
Tapestry	$1,768.3	48.8	$1,412.3	49.4	$356.0	25.2
SG&A expenses increased 25.2% or $356.0 million to $1.77 billion in the first six months of fiscal 2022 as compared to $1.41 billion in the first six months of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 48.8% during the first six months of fiscal 2022 as compared to 49.4% during the first six months of fiscal 2021. Excluding items affecting comparability of $25.4 million and $48.3 million in the first six months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 27.8% or $378.9 million from the first six months of fiscal 2021. Excluding items affecting comparability, SG&A expenses as a percentage of net sales increased to 48.1% in the first six months of fiscal 2022 from 47.7% in the first six months of fiscal 2021.
•Coach SG&A Expenses increased 25.8% or $219.2 million to $1.07 billion in the first six months of fiscal 2022 as compared to $851.0 million in the first six months of fiscal 2021. As a percentage of net sales, SG&A expenses remained flat at 40.5% during the first six months of fiscal 2022. Excluding items affecting comparability of $2.5 million and $16.5 million in the first six months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 28.0% or $233.2 million to $1.07 billion in the first six months of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 40.4% in the first six months of fiscal 2022 from 39.7% in the first six months of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, a decrease in Covid-19 related wage subsidies and rent concessions, an increase in variable selling and distribution costs, and increased compensation costs.
•Kate Spade SG&A Expenses increased 26.6% or $81.1 million to $386.3 million in the first six months of fiscal 2022 from $305.2 million in the first six months of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 48.3% during the first six months of fiscal 2022 as compared to 49.5% during the first six months of fiscal 2021. Excluding items affecting comparability of $3.5 million and $3.4 million in the first six months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 26.8% or $81.0 million to $382.8 million in the first six months of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 47.9% in the first six months of fiscal 2022 from 49.0% in the first six months of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, increased compensation costs, an increase in variable selling and distribution costs, and a decrease in Covid-19 related wage subsidies.

•Stuart Weitzman SG&A Expenses increased 36.5% or $26.1 million to $97.9 million in the first six months of fiscal 2022 as compared to $71.8 million in the first six months of fiscal 2021. As a percentage of net sales, SG&A expenses increased to 53.7% during the first six months of fiscal 2022 as compared to 50.9% during the first six months of fiscal 2021. Excluding items affecting comparability of $3.3 million and $(4.7) million in the first six months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 23.5% or $18.1 million to $94.6 million in the first six months of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 51.9% in the first six months of fiscal 2022 from 54.3% in the first six months of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, a decrease in Covid-19 related wage subsidies and rent concessions, and a true up of reserves in the first quarter of fiscal 2021.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 16.1% or $29.6 million to $213.9 million in the first six months of fiscal 2022 as compared to $184.3 million in the first six months of fiscal 2021. Excluding items affecting comparability of $16.1 million and $33.1 million in the first six months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased by 30.9% or $46.6 million to $197.8 million in the first six months of fiscal 2022 as compared to $151.2 million in the first six months of fiscal 2021. This increase in SG&A expenses was primarily driven by higher compensation costs, the one-time gain on the sale of our corporate office in Hong Kong SAR, China in the first quarter of fiscal 2021 and the one-time gain realized on the deferred purchase price of the Kate Spade joint venture in the second quarter of fiscal 2021.
Operating Income (Loss)

	Six Months Ended
	January 1, 2022		December 26, 2020		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$839.0	31.8%	$682.0	32.5%	$157.0	23.0%
Kate Spade	120.9	15.1	82.0	13.3	38.9	47.5
Stuart Weitzman	11.8	6.5	11.9	8.5	(0.1)	(1.4)
Corporate	(213.9)	NA	(184.3)	NA	(29.6)	(16.0)
Tapestry	$757.8	20.9	$591.6	20.7	$166.2	28.1
Operating income increased 28.1% or $166.2 million to $757.8 million in the first six months of fiscal 2022 as compared to operating income of $591.6 million in the first six months of fiscal 2021. Operating margin was 20.9% in the first six months of fiscal 2022 as compared to 20.7% in the first six months of fiscal 2021. Excluding items affecting comparability of $25.4 million and $48.3 million in the first six months of fiscal 2022 and fiscal 2021, respectively, operating income increased $143.3 million to $783.2 million from $639.9 million in the first six months of fiscal 2021; and operating margin was 21.6% in the first six months of fiscal 2022 as compared to 22.4% in the first six months of fiscal 2021.
•Coach Operating Income increased 23.0% or $157.0 million to $839.0 million in the first six months of fiscal 2022, resulting in an operating margin of 31.8%, as compared to $682.0 million and 32.5%, respectively, in the first six months of fiscal 2021. Excluding items affecting comparability, Coach operating income increased 20.5% or $143.0 million to $841.5 million from $698.5 million in the first six months of fiscal 2021; and operating margin was 31.9% in the first six months of fiscal 2022 as compared to 33.3% in the first six months of fiscal 2021.
•Kate Spade Operating Income increased 47.5% or $38.9 million to $120.9 million in the first six months of fiscal 2022, resulting in an operating margin of 15.1%, as compared to operating income of $82.0 million and 13.3%, respectively, in the first six months of fiscal 2021. Excluding items affecting comparability, Kate Spade operating income increased 45.7% or $39.0 million to $124.4 million from $85.4 million in the first six months of fiscal 2021; and operating margin was 15.6% in the first six months of fiscal 2022 as compared to 13.9% in the first six months of fiscal 2021.
•Stuart Weitzman Operating Income decreased 1.4% or $0.1 million to $11.8 million in the first six months of fiscal 2022, resulting in an operating margin of 6.5%, as compared to operating income of $11.9 million in first six months of fiscal 2021. Excluding items affecting comparability, Stuart Weitzman operating income increased $7.9 million to $15.1 million from $7.2 million in the first six months of fiscal 2021; and operating margin was 8.3% in the first six months of fiscal 2022 as compared to 5.1% in the first six months of fiscal 2021.

Loss on Extinguishment of Debt
In the second quarter of fiscal 2022, the Company early tendered $500 million in aggregate of the Company’s 2027 Senior Notes and 2025 Senior Notes. As a result, the Company incurred a loss on extinguishment of debt of $53.7 million in the second quarter of fiscal 2022, primarily related to the premiums, amortization and fees associated with the partial tender.
Interest Expense, net
Interest expense, net decreased 15.8% or $6.1 million to $32.0 million in the first six months of fiscal 2022 as compared to $38.1 million in the first six months of fiscal 2021. This decrease in interest expense, net was due to lower interest expense due to the repayment of the Revolving Credit Facility during fiscal 2021.
Other Expense (Income)
Other income decreased $11.5 million to an expense of $5.3 million in the first six months of fiscal 2022 as compared to income of $6.2 million in the first six months of fiscal 2021. This decrease in other income was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 18.3% in the first six months of fiscal 2022 as compared to 3.0% in the first six months of fiscal 2021. Excluding items affecting comparability, the effective tax rate was 19.2% in the first six months of fiscal 2022 as compared to 20.4% in the first six months of fiscal 2021. This decrease in our effective tax rate was primarily attributable to the impact of vesting of equity compensation awards during the period partially offset by geographic mix of earnings.
Net Income (Loss)
Net income increased 0.4% or $2.1 million to $544.8 million in the first six months of fiscal 2022 as compared to net income of $542.7 million in the first six months of fiscal 2021. Excluding items affecting comparability, net income increased 24.6% or $119.2 million to $603.0 million in the first six months of fiscal 2022 as compared to $483.8 million in the first six months of fiscal 2021. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share remained flat at $1.94 in the first six months of fiscal 2022. Excluding items affecting comparability, net income per diluted share increased 23.9% or $0.42 to $2.15 in the first six months of fiscal 2022 from $1.73 in the first six months of fiscal 2021. This change was primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the second quarter of fiscal 2022 and fiscal 2021 and the reported loss on extinguishment of debt in the second quarter of fiscal 2022 reflect certain items, including debt extinguishment costs in fiscal 2022, Acceleration Program costs in fiscal 2022 and fiscal 2021 and the CARES Act Tax Impact in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three or six months ended January 1, 2022 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended
	January 1, 2022	December 26, 2020	Change
	(millions)

Net cash provided by operating activities	$668.1	$746.3	$(78.2)
Net cash used in investing activities	(455.7)	(25.8)	(429.9)
Net cash used in financing activities	(952.1)	(518.9)	(433.2)
Effect of exchange rate changes on cash and cash equivalents	(10.6)	14.7	(25.3)
Net (decrease) increase in cash and cash equivalents	$(750.3)	$216.3	$(966.6)
The Company’s cash and cash equivalents decreased by $750.3 million in the first six months of fiscal 2022 as compared to an increase of $216.3 million in the first six months of fiscal 2021, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities decreased $78.2 million due to changes in operating assets and liabilities of $299.2 million, partially offset by the impact of non-cash adjustments of $165.2 million, loss on extinguishment of debt of $53.7 million and higher net income of $2.1 million.
The $299.2 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Accounts payable were a use of cash of $0.7 million in the first six months of fiscal 2022 compared to a source of cash of $253.8 million in the first six months of fiscal 2021, primarily due to the extension of payment terms with certain vendors in the second quarter of fiscal 2021 and higher inventory in transit in fiscal 2022.
•Inventories were a use of cash of $17.4 million in the first six months of fiscal 2022 compared to a source of cash of $144.3 million in the first six months of fiscal 2021, primarily driven by higher receipts and increased in transit inventory due to supply chain challenges and increased inbound freight costs compared to prior year.
•Accrued liabilities were a source of cash of $3.4 million in the first six months of fiscal 2022 compared to a source of cash of $54.4 million in the first six months of fiscal 2021, primarily attributed to the Annual Incentive Plan payment as the Company did not pay out under its Annual Incentive Plan during fiscal 2021, partially offset by the timing of tax payments, increased distribution costs driven by higher sales and inbound freight, and timing of employee-related costs.
•Other assets were a source of cash of $50.4 million in the first six months of fiscal 2022 compared to a use of cash of $76.8 million in the first six months of fiscal 2021, primarily attributed to income tax receivables including the NOL carryback claim under the CARES Act filed in fiscal 2021 and the timing of payments and other refunds in the U.S.
•Trade accounts receivable were a use of cash of $88.9 million in the first six months of fiscal 2022 compared to a use of cash of $143.2 million in the first six months of fiscal 2021, primarily related to higher cash collections due to the timing of quarter end in the second quarter of fiscal 2022 compared to fiscal 2021, partially offset by higher sales.
Net cash used in investing activities
Net cash used in investing activities in the first six months of fiscal 2022 was $455.7 million as compared to a use of cash of $25.8 million in the first six months of fiscal 2021, resulting in a $429.9 million increase in net cash used in investing activities.
The $455.7 million use of cash in the first six months of fiscal 2022 is primarily due to purchases of investments of $502.3 million and capital expenditures of $71.7 million, partially offset by proceeds from maturities and sales of investments $118.3 million.
The $25.8 million use of cash in the first six months of fiscal 2021 is primarily due to capital expenditures of $49.7 million, partially offset by cash received from the sale of building of $23.9 million.
Net cash used in financing activities

Net cash used in financing activities was $952.1 million in the first six months of fiscal 2022 as compared to a use of cash of $518.9 million in the first six months of fiscal 2021, resulting in a $433.2 million increase in net cash used in financing activities.
The $952.1 million of cash used in the first six months of fiscal 2022 was primarily due to repurchase of common stock of $750.0 million, repayment of debt of $500.0 million, dividend payments of $137.5 million and the payment of debt extinguishment costs of $50.7 million, partially offset by proceeds from the issuance of debt, net of discount of $498.5 million.
The $518.9 million use of cash in the first six months of fiscal 2021 was primarily due to repayments on the revolving credit facility of $500.0 million and note payable of $11.5 million.
Working Capital and Capital Expenditures
As of January 1, 2022, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$1,257.4	$—	$1,257.4
Short-term investments(1)	390.3	—	390.3
Revolving Credit Facility(2)	900.0	—	900.0
3.050% Senior Notes due 2032(3)	500.0	500.0	—
4.125% Senior Notes due 2027(3)	396.6	396.6	—
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	303.4	303.4	—
Total	$4,147.7	$1,600.0	$2,547.7

(1)    As of January 1, 2022, approximately 38% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability less excess cash above $300 million to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. As of January 1, 2022, there were no borrowings outstanding under the Revolving Credit Facility. Refer to Note 11, "Debt," for further information on our existing debt instruments.
(3)    In December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed cash tender offers for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In June 2017, the Company issued $600.0 million aggregate principal amount of 2027 Senior Notes, and $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). In March 2015, the Company issued $600.0 million aggregate principal amount of 2025 Senior Notes. Furthermore,the indentures for the 2032 Senior Notes, 2027 Senior Notes, 2022 Senior Notes, and 2025 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of January 1, 2022, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.

We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of January 1, 2022, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2022 capital expenditures to be approximately $200 million.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended January 1, 2022 are not necessarily indicative of that expected for the full fiscal 2022. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.
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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2021. As of January 1, 2022, there have been no material changes to any of the critical accounting policies.
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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of January 1, 2022 and July 3, 2021, forward currency contracts designated as cash flow hedges with a notional amount of $37.1 million and $61.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of January 1, 2022.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, Japanese Yen, British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of January 1, 2022 and July 3, 2021 the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $253.4 million and $248.2 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at January 1, 2022 and July 3, 2021 was $0.1 million and $0.3 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at January 1, 2022 and July 3, 2021 was $2.2 million and $1.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. A sensitivity analysis of the effects of foreign exchange rate fluctuations on the fair values of our derivative contracts was performed to assess the risk of loss.
Interest Rate Risk
The Company is exposed to interest rate risk in relation to its Revolving Credit Facility entered into under the credit agreement dated October 24, 2019 as amended on May 19, 2020, the 2032 Senior Notes, 2027 Senior Notes, 2022 Senior Notes, 2025 Senior Notes (collectively the "Senior Notes") and investments.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At January 1, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes, 2022 Senior Notes, and 2025 Senior Notes was approximately $502 million, $428 million, $404 million, and $322 million, respectively. The fair value of the 2027 Senior Notes and 2025 Senior notes at January 1, 2022 reflects the impact of the $500 million cash tender offer completed during the second quarter of fiscal 2022. Refer to Note 11, "Debt," for further information. At July 3, 2021, the fair value of the 2027 Senior Notes, 2022 Senior Notes, and 2025 Senior Notes was approximately $659 million, $407 million, and $652 million respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 and 2022 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of January 1, 2022.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the Company's purchases of shares of common stock during the second quarter of fiscal 2022 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
October 3, 2021 - November 6, 2021	—	$—	—	$—
November 7, 2021 - December 4, 2021	5,321,080	43.22	5,321,080	1,120
December 5, 2021 - January 1, 2022	6,433,536	41.97	6,433,536	850
Total	11,754,616		11,754,616

(1)    On May 9, 2019, the Company announced the Board of Directors authorized the repurchase of up to $1.00 billion of its outstanding common stock (the "2019 Share Repurchase Program"). On November 11, 2021, the Company announced the Board of Directors authorized a new common stock repurchase program to repurchase up to an additional $1.00 billion of its outstanding common stock (the "2021 Share Repurchase Program"). As of January 1, 2022 there was no outstanding common stock remaining under the 2019 Share Repurchase Program. Purchases of the Company's common stock were executed through open market purchases, including through a purchase agreement under Rule 10b5-1.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.     EXHIBITS

4.1
Indenture, dated as of December 1, 2021, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on December 1, 2021).

4.2
First Supplemental Indenture, dated as of December 1, 2021, relating to the 3.050% senior unsecured notes due 2032, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 1, 2021).

4.3
Form of 3.050% senior unsecured notes due 2032 (included in the First Supplemental Indenture, incorporated by reference from Exhibit 4.3, of the Company's Current Report on Form 8-K filed on December 1, 2021).

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

Dated: February 10, 2022