Form 10-Q
period 2022-04-02
TAPESTRY, INC.
filed 2022-05-12
CIK 1116132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 29, 2022, the Registrant had 251,802,373 outstanding shares of common stock, which is the Registrant’s only class of common stock.

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
Tapestry, Inc.’s actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the impact of the novel coronavirus ("Covid-19") global pandemic on our business and financial results, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints; (ii) our ability to successfully execute our multi-year growth agenda under our Acceleration Program; (iii) the impact of economic conditions; (iv) our ability to control costs; (v) our exposure to international risks, including currency fluctuations and changes in economic or political conditions in the markets where we sell or source our products; (vi) the risk of cyber security threats and privacy or data security breaches; (vii) the effect of existing and new competition in the marketplace; (viii) our ability to retain the value of our brands and to respond to changing fashion and retail trends in a timely manner, including our ability to execute on our e-commerce and digital strategies; (ix) the effect of seasonal and quarterly fluctuations on our sales or operating results; (x) our ability to protect against infringement of our trademarks and other proprietary rights; (xi) the impact of legislation, including tax and trade legislation; (xii) our ability to achieve intended benefits, cost savings and synergies from acquisitions; (xiii) the risks associated with potential changes to international trade agreements and the imposition of additional duties on importing our products; (xiv) the impact of pending and potential future legal proceedings; and (xv) the risks associated with climate change and other corporate responsibility issues and (xvi) such other risk factors as set forth in Part II, Item 1A. "Risk Factors" and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021. These factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
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

TAPESTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2022	July 3, 2021
	(millions)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$806.0	$2,007.7
Short-term investments	267.0	8.1
Trade accounts receivable, less allowances for credit losses of $4.3 and $4.2, respectively	242.9	200.2
Inventories	913.0	734.8
Income tax receivable	174.0	254.6
Prepaid expenses	96.0	93.8
Other current assets	59.7	76.1
Total current assets	2,558.6	3,375.3
Property and equipment, net	576.6	678.1
Operating lease right-of-use assets	1,359.7	1,496.6
Goodwill	1,268.3	1,297.3
Intangible assets	1,368.4	1,373.4
Other assets	206.6	161.7
Total assets	$7,338.2	$8,382.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$478.9	$445.2
Accrued liabilities	536.6	609.2
Current portion of operating lease liabilities	306.7	319.4
Accrued income taxes	11.1	52.0
Current debt	400.0	—
Total current liabilities	1,733.3	1,425.8
Long-term debt	1,189.8	1,590.7
Long-term operating lease liabilities	1,356.2	1,525.9
Deferred income taxes	198.7	203.9
Other liabilities	325.2	376.8
Total liabilities	4,803.2	5,123.1

See Note 15 on commitments and contingencies

Stockholders' Equity:
Preferred stock: (authorized 25.0 million shares; $0.01 par value per share) none issued	—	—
Common stock: (authorized 1.0 billion shares; $0.01 par value per share) issued and outstanding - 251.8 million and 279.5 million shares, respectively	2.5	2.8
Additional paid-in-capital	3,593.5	3,487.0
Retained earnings (accumulated deficit)	(943.3)	(158.5)
Accumulated other comprehensive income (loss)	(117.7)	(72.0)
Total stockholders' equity	2,535.0	3,259.3
Total liabilities and stockholders' equity	$7,338.2	$8,382.4
See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
	(millions, except per share data)		(millions, except per share data)
	(unaudited)		(unaudited)
Net sales	$1,437.5	$1,273.3	$5,059.6	$4,130.9
Cost of sales	432.4	361.4	1,528.4	1,215.1
Gross profit	1,005.1	911.9	3,531.2	2,915.8
Selling, general and administrative expenses	835.6	795.2	2,603.9	2,207.5
Operating income (loss)	169.5	116.7	927.3	708.3
Loss on extinguishment of debt	—	—	53.7	—
Interest expense, net	14.8	16.9	46.8	55.0
Other expense (income)	3.0	4.4	8.3	(1.8)
Income (loss) before provision for income taxes	151.7	95.4	818.5	655.1
Provision (benefit) for income taxes	29.0	3.7	151.0	20.7
Net income (loss)	$122.7	$91.7	$667.5	$634.4
Net income (loss) per share:
Basic	$0.47	$0.33	$2.47	$2.29
Diluted	$0.46	$0.32	$2.42	$2.25
Shares used in computing net income (loss) per share:
Basic	259.9	278.2	269.7	277.5
Diluted	265.5	285.6	275.9	281.5

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
	(millions)		(millions)
	(unaudited)		(unaudited)
Net income (loss)	$122.7	$91.7	$667.5	$634.4
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging derivatives, net	—	2.2	(0.6)	(3.1)
Unrealized gains (losses) on available-for-sale investments, net	(0.6)	—	(0.9)	—
Foreign currency translation adjustments	(21.4)	(23.6)	(44.2)	23.5
Other comprehensive income (loss), net of tax	(22.0)	(21.4)	(45.7)	20.4
Comprehensive income (loss)	$100.7	$70.3	$621.8	$654.8

See accompanying Notes.

TAPESTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 2, 2022	March 27, 2021
	(millions)
	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$667.5	$634.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148.1	167.2
Provision for bad debt	18.6	—
Loss on extinguishment of debt	53.7	—
Share-based compensation	53.1	46.7
Acceleration Program charges	9.4	6.1
Impairment charges	—	45.8
Changes to lease related balances, net	(42.0)	(103.3)
Deferred income taxes	5.2	(27.9)
Gain on sale of building	—	(13.2)
Gain on deferred purchase price	—	(12.5)
Other non-cash charges, net	27.2	20.0
Changes in operating assets and liabilities:
Trade accounts receivable	(59.5)	(49.3)
Inventories	(192.2)	63.9
Accounts payable	23.1	275.0
Accrued liabilities	(110.6)	7.6
Other liabilities	(47.5)	(10.2)
Other assets	62.3	(105.7)
Net cash provided by operating activities	616.4	944.6
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of building	—	23.9
Purchases of investments	(523.4)	(0.5)
Proceeds from maturities and sales of investments	261.0	1.9
Purchases of property and equipment	(75.1)	(68.9)
Net cash used in investing activities	(337.5)	(43.6)
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend payments	(202.8)	—
Repurchase of common stock	(1,249.8)	—
Proceeds from issuance of debt, net of discount	498.5	—
Payment of debt issuance costs	(4.5)	—
Payment of debt extinguishment costs	(50.7)	—
Proceeds from share-based awards	72.2	37.8
Repayment of debt	(500.0)	(11.5)
Repayment of revolving credit facility	—	(700.0)
Payment of deferred purchase price	—	(7.4)
Taxes paid to net settle share-based awards	(30.5)	(6.9)
Payments of finance lease liabilities	(0.7)	(0.6)
Net cash used in financing activities	(1,468.3)	(688.6)
Effect of exchange rate changes on cash and cash equivalents	(12.3)	13.0
Net (decrease) increase in cash and cash equivalents	(1,201.7)	225.4
Cash and cash equivalents at beginning of period	2,007.7	1,426.3
Cash and cash equivalents at end of period	$806.0	$1,651.7
Supplemental information:
Cash paid for income taxes, net	$130.8	$218.2
Cash paid for interest	$62.1	$56.3
Noncash investing activity - property and equipment obligations	$7.7	$14.6

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
The results of operations, cash flows and comprehensive income for the nine months ended April 2, 2022 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on July 2, 2022 ("fiscal 2022").
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 2022 will be a 52-week period. Fiscal 2021, ended on July 3, 2021, was a 53-week period. The third quarter of fiscal 2022 ended on April 2, 2022 and the third quarter of fiscal 2021 ended on March 27, 2021, both of which were 13-week periods.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
Share Repurchases
The Company accounts for stock repurchases by allocating the repurchase price to common stock and retained earnings. Under Maryland law, the Company's state of incorporation, there are no treasury shares. All repurchased shares are authorized but unissued shares and these shares may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. Purchases of the Company's common stock are executed through open market purchases, including through purchase agreements under Rule 10b5-1.
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
The Company recognizes licensing revenue over time during the contract period in which licensees are granted access to the Company's trademarks. These arrangements require licensees to pay a sales-based royalty and may include a contractually guaranteed minimum royalty amount. Revenue for contractually guaranteed minimum royalty amounts is recognized ratably over the license year and any excess sales-based royalties are recognized as earned once the minimum royalty threshold is achieved. Payments from the customer are generally due quarterly in an amount based on the licensee's sales of goods bearing the licensed trademarks during the period, which may differ from the amount of revenue recorded during the period thereby generating a contract asset or liability. Contract assets and liabilities and contract costs related to the licensing arrangements are immaterial as the licensing business represents approximately 1% of total net sales in the nine months ended April 2, 2022.
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

	North America	Greater China(1)	Other Asia(2)	Other(3)	Total
	(millions)
Three Months Ended April 2, 2022
Coach	$616.3	$226.4	$176.9	$52.8	$1,072.4
Kate Spade	231.2	9.5	36.9	23.9	301.5
Stuart Weitzman	38.3	18.4	—	6.9	63.6
Total	$885.8	$254.3	$213.8	$83.6	$1,437.5

Three Months Ended March 27, 2021
Coach	$515.1	$247.6	$163.8	$37.0	$963.5
Kate Spade	184.8	13.0	35.8	18.8	252.4
Stuart Weitzman	26.6	24.9	0.8	5.1	57.4
Total	$726.5	$285.5	$200.4	$60.9	$1,273.3

Nine Months Ended April 2, 2022
Coach	$2,309.2	$727.1	$515.4	$160.6	$3,712.3
Kate Spade	879.1	32.8	106.1	83.4	1,101.4
Stuart Weitzman	141.2	79.3	0.3	25.1	245.9
Total	$3,329.5	$839.2	$621.8	$269.1	$5,059.6

Nine Months Ended March 27, 2021
Coach	$1,724.4	$686.4	$514.1	$139.3	$3,064.2
Kate Spade	660.8	40.2	105.8	61.6	868.4
Stuart Weitzman	94.8	78.2	3.6	21.7	198.3
Total	$2,480.0	$804.8	$623.5	$222.6	$4,130.9

(1)    Greater China includes mainland China, Hong Kong SAR, Taiwan and Macao SAR.
(2)    Other Asia includes Japan, Australia, New Zealand, South Korea, Thailand and other countries within Asia.
(3)    Other sales primarily represents sales in Europe, the Middle East and royalties related to licensing.
Deferred Revenue
Deferred revenue results from cash payments received or receivable from customers prior to the transfer of the promised goods or services, and is generally comprised of unredeemed gift cards, net of breakage which has been recognized. Additional deferred revenue may result from sales-based royalty payments received or receivable which exceed the revenue recognized during the contractual period. The balance of such amounts as of April 2, 2022 and July 3, 2021 was $40.1 million and $32.4 million, respectively, which were primarily recorded within Accrued liabilities on the Company's Condensed Consolidated Balance Sheets and are generally expected to be recognized as revenue within a year. For the nine months ended April 2, 2022, net sales of $12.7 million were recognized from amounts recorded as deferred revenue as of July 3, 2021. For the nine months ended March 27, 2021, net sales of $9.6 million were recognized from amounts recorded as deferred revenue as of June 27, 2020.

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
Under the Acceleration Program, the Company incurred charges of $6.3 million and $31.7 million during the three and nine months ended April 2, 2022, respectively, all of which was recorded within SG&A expenses. Of the $6.3 million and $31.7 million recorded within SG&A expenses, $4.2 million and $20.3 million was recorded within Corporate, $1.5 million and $4.0 million was recorded within the Coach segment, $0.7 million and $4.2 million was recorded within the Kate Spade segment and a reduction of expense of $0.1 million and expense of $3.2 million was recorded within the Stuart Weitzman segment.
For the three and nine months ended March 27, 2021, the Company incurred charges of $20.4 million and $68.7 million, respectively, all of which was recorded within SG&A expenses. Of the $20.4 million and $68.7 million recorded within SG&A expenses, $11.4 million and $44.5 million was recorded within Corporate, $4.7 million and $21.2 million was recorded within the Coach segment, $0.9 million and $4.3 million was recorded within the Kate Spade segment and $3.4 million and a reduction of expense of $1.3 million was recorded within the Stuart Weitzman segment, respectively.
A summary of charges and related liabilities under the Acceleration Program is as follows:

	Organization-Related(1)	Store Closure(2)	Other(3)	Total
	(millions)
Fiscal 2020 charges	$44.7	$32.3	$10.0	$87.0
Cash payments	(15.8)	(11.0)	(7.1)	(33.9)
Non-cash charges	(4.0)	(20.8)	—	(24.8)
Liability balance as of June 27, 2020	$24.9	$0.5	$2.9	$28.3
Fiscal 2021 charges	16.6	5.9	67.1	89.6
Cash payments	(38.2)	(11.9)	(36.6)	(86.7)
Non-cash charges	—	5.8	(10.9)	(5.1)
Liability balance as of July 3, 2021	$3.3	$0.3	$22.5	$26.1
Fiscal 2022 charges	$(0.5)	$3.6	$28.6	$31.7
Cash payments	(2.2)	(6.3)	(34.7)	(43.2)
Non-cash charges	—	2.4	(11.8)	(9.4)
Liability balance as of April 2, 2022	$0.6	$—	$4.6	$5.2

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
The Company expects to incur approximately $10 million in additional charges under the Acceleration Program in the fourth quarter of fiscal 2022.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The change in the carrying amount of the Company’s goodwill by segment is as follows:

	Coach	Kate Spade	Stuart Weitzman(1)	Total
	(millions)
Balance at July 3, 2021	$656.3	$641.0	$—	$1,297.3
Foreign exchange impact	(24.8)	(4.2)	—	(29.0)
Balance at April 2, 2022	$631.5	$636.8	$—	$1,268.3

(1)    Amount is net of accumulated goodwill impairment charges of $210.7 million as of April 2, 2022 and July 3, 2021.
Intangible Assets
Intangible assets consist of the following:

	April 2, 2022			July 3, 2021
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Customer relationships	$100.4	$(41.8)	$58.6	$100.5	$(36.9)	$63.6
Intangible assets not subject to amortization:
Trademarks and trade names	1,309.8	—	1,309.8	1,309.8	—	1,309.8
Total intangible assets	$1,410.2	$(41.8)	$1,368.4	$1,410.3	$(36.9)	$1,373.4
As of April 2, 2022, the expected amortization expense for intangible assets is as follows:

Amortization Expense
(millions)
Remainder of fiscal 2022	$1.7
Fiscal 2023	6.5
Fiscal 2024	6.5
Fiscal 2025	6.5
Fiscal 2026	6.5
Fiscal 2027	6.5
Thereafter	24.4
Total	$58.6
The expected amortization expense above reflects remaining useful lives ranging from approximately 8.1 to 10.3 years for customer relationships.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

7. STOCKHOLDERS' EQUITY
A reconciliation of stockholders' equity is presented below:

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at June 27, 2020	276.2	$2.8	$3,358.5	$(992.7)	$(92.2)	$2,276.4
Net income (loss)	—	—	—	231.7	—	231.7
Other comprehensive income (loss)	—	—	—	—	15.7	15.7
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.2	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	14.6	—	—	14.6
Balance at September 26, 2020	277.4	$2.8	$3,364.8	$(761.0)	$(76.5)	$2,530.1
Net income (loss)	—	—	—	311.0	—	311.0
Other comprehensive income (loss)	—	—	—	—	26.1	26.1
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.4	—	6.1	—	—	6.1
Share-based compensation	—	—	17.4	—	—	17.4
Balance at December 26, 2020	277.8	$2.8	$3,388.3	$(450.0)	$(50.4)	$2,890.7
Net income (loss)	—	—	—	91.7	—	91.7
Other comprehensive income	—	—	—	—	(21.4)	(21.4)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.0	—	32.9	—	—	32.9
Share-based compensation	—	—	21.1	—	—	21.1
Balance at March 27, 2021	278.8	$2.8	$3,442.3	$(358.3)	$(71.8)	$3,015.0

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(millions, except per share data)
Balance at July 3, 2021	279.5	$2.8	$3,487.0	$(158.5)	$(72.0)	$3,259.3
Net income (loss)	—	—	—	226.9	—	226.9
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.6	—	(26.4)	—	—	(26.4)
Share-based compensation	—	—	19.9	—	—	19.9
Repurchase of common stock	(6.1)	—	—	(250.0)	—	(250.0)
Dividends declared ($0.25 per share)	—	—	—	(69.6)	—	(69.6)
Balance at October 2, 2021	275.0	$2.8	$3,480.5	$(251.2)	$(82.1)	$3,150.0
Net income (loss)	—	—	—	317.9	—	317.9
Other comprehensive income (loss)	—	—	—	—	(13.6)	(13.6)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	0.7	—	19.0	—	—	19.0
Share-based compensation	—	—	22.0	—	—	22.0
Repurchase and retirement of common stock	(11.7)	(0.2)	—	(499.8)	—	(500.0)
Dividends declared ($0.25 per share)	—	—	—	(67.9)	—	(67.9)
Balance at January 1, 2022	264.0	$2.6	$3,521.5	$(501.0)	$(95.7)	$2,927.4
Net income (loss)	—	—	—	122.7	—	122.7
Other comprehensive income (loss)	—	—	—	—	(22.0)	(22.0)
Shares issued, pursuant to stock-based compensation arrangements, net of shares withheld for taxes	1.3	—	49.0	—	—	49.0
Share-based compensation	—	—	23.0	—	—	23.0
Repurchase and retirement of common stock	(13.5)	(0.1)	—	(499.7)	—	(499.8)
Dividends declared ($0.25 per share)	—	—	—	(65.3)	—	(65.3)
Balance at April 2, 2022	251.8	$2.5	$3,593.5	$(943.3)	$(117.7)	$2,535.0

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The components of accumulated other comprehensive income (loss) ("AOCI"), as of the dates indicated, are as follows:

	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives(1)	Unrealized Gains (Losses) on Available- for-Sale Investments	Cumulative Translation Adjustment	Total
	(millions)
Balances at June 27, 2020	$1.1	$—	$(93.3)	$(92.2)
Other comprehensive income (loss) before reclassifications	(6.1)	—	23.5	17.4
Less: amounts reclassified from accumulated other comprehensive income to earnings	(3.0)	—	—	(3.0)
Net current-period other comprehensive income (loss)	(3.1)	—	23.5	20.4
Balances at March 27, 2021	$(2.0)	$—	$(69.8)	$(71.8)

Balances at July 3, 2021	$(0.7)	$—	$(71.3)	$(72.0)
Other comprehensive income (loss) before reclassifications	(2.4)	(0.9)	(44.2)	(47.5)
Less: amounts reclassified from accumulated other comprehensive income to earnings	(1.8)	—	—	(1.8)
Net current-period other comprehensive income (loss)	(0.6)	(0.9)	(44.2)	(45.7)
Balances at April 2, 2022	$(1.3)	$(0.9)	$(115.5)	$(117.7)

(1)    The ending balances of AOCI related to cash flow hedges are net of tax of $0.6 million and $0.3 million as of April 2, 2022 and March 27, 2021, respectively. The amounts reclassified from AOCI are net of tax of $0.6 million and less than $0.1 million as of April 2, 2022 and March 27, 2021, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The Company acts as sublessor in certain leasing arrangements, primarily related to a sublease of a portion the Company's leased headquarters space as well as certain retail locations. Fixed sublease payments received are recognized on a straight-line basis over the sublease term.
ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.
The following table summarizes the ROU assets and lease liabilities recorded on the Company's Condensed Consolidated Balance Sheets as of April 2, 2022 and July 3, 2021:

	April 2, 2022	July 3, 2021	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,359.7	$1,496.6	Operating lease right-of-use assets
Finance leases	2.1	2.6	Property and equipment, net
Total lease assets	$1,361.8	$1,499.2
Liabilities:
Operating leases:
Current lease liabilities	$306.7	$319.4	Current lease liabilities
Long-term lease liabilities	1,356.2	1,525.9	Long-term lease liabilities
Total operating lease liabilities	$1,662.9	$1,845.3
Finance leases:
Current lease liabilities	$1.0	$1.0	Accrued liabilities
Long-term lease liabilities	2.7	3.4	Other liabilities
Total finance lease liabilities	$3.7	$4.4

Total lease liabilities	$1,666.6	$1,849.7
The following table summarizes the composition of net lease costs, primarily recorded within SG&A expenses on the Company's Condensed Consolidated Statements of Operations for the three and nine months April 2, 2022 and March 27, 2021:

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
	(millions)
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.2	$0.7	$0.6
Interest on lease liabilities(1)	0.1	0.1	0.3	0.4
Total finance lease cost	0.3	0.3	1.0	1.0
Operating lease cost	83.7	87.3	254.4	263.2
Short-term lease cost	5.0	24.6	14.6	37.7
Variable lease cost(2)	45.8	32.6	144.6	89.9
Operating lease right-of-use impairment	—	46.2	—	48.3
Less: sublease income	(5.1)	(6.0)	(15.2)	(15.2)
Total net lease cost	$129.7	$185.0	$399.4	$424.9

(1)    Interest on lease liabilities is recorded within Interest expense, net on the Company's Condensed Consolidated Statement of Operations.
(2)    Rent concessions negotiated related to Covid-19 are recorded in variable lease expense.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes certain cash flow information related to the Company's leases for the nine months April 2, 2022 and March 27, 2021:

	Nine Months Ended
	April 2, 2022	March 27, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$321.1	$376.8
Operating cash flows from finance leases	0.3	0.4
Financing cash flows from finance leases	0.7	0.6
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	102.1	49.0
Additionally, the Company had approximately $151.2 million of future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of April 2, 2022. This obligation primarily relates to a lease agreement for a fulfillment center to be located in Las Vegas, Nevada.
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
The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
	(millions, except per share data)
Net income (loss)	$122.7	$91.7	$667.5	$634.4

Weighted-average basic shares	259.9	278.2	269.7	277.5
Dilutive securities:
Effect of dilutive securities	5.6	7.4	6.2	4.0
Weighted-average diluted shares	265.5	285.6	275.9	281.5

Net income (loss) per share:
Basic	$0.47	$0.33	$2.47	$2.29
Diluted	$0.46	$0.32	$2.42	$2.25

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock unit awards that are issuable only upon the achievement of certain performance goals. Performance-based restricted stock unit awards are included in the computation of diluted shares only to the extent that the underlying performance conditions and any applicable market condition modifiers (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 2, 2022 and March 27, 2021, there were 6.4 million and 8.7 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based restricted stock unit awards, which were excluded from the diluted share calculations.
10. SHARE-BASED COMPENSATION
The following table shows the share-based compensation expense and the related tax benefits recognized in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
	(millions)
Share-based compensation expense(1)	$23.0	$21.1	$64.9	$53.1
Income tax benefit related to share-based compensation expense	4.4	4.2	12.4	10.0

(1)    During the three and nine months ended April 2, 2022, the company incurred $3.4 million and $11.8 million of share-based compensation expense related to its Acceleration Program. During the three and nine months ended March 27, 2021, the Company incurred $3.3 million and $6.4 million of share-based compensation expense related to its Acceleration Program.
Stock Options
A summary of stock option activity during the nine months ended April 2, 2022 is as follows:

Number of Options Outstanding
(millions)
Outstanding at July 3, 2021	13.3
Granted	0.7
Exercised	(2.1)
Forfeited or expired	(1.8)
Outstanding at April 2, 2022	10.1
The weighted-average grant-date fair value of options granted during the nine months ended April 2, 2022 and March 27, 2021 was $13.94 and $7.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	April 2, 2022	March 27, 2021
Expected term (years)	5.0	5.1
Expected volatility	46.9%	48.8%
Risk-free interest rate	0.8%	0.3%
Dividend yield	2.4%	—%

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
Service-based Restricted Stock Unit Awards ("RSUs")
A summary of service-based RSU activity during the nine months ended April 2, 2022 is as follows:

Number of Non-vested RSUs
(millions)
Non-vested at July 3, 2021	7.3
Granted	1.8
Vested	(2.2)
Forfeited	(0.4)
Non-vested at April 2, 2022	6.5
The weighted-average grant-date fair value of share awards granted during the nine months ended April 2, 2022 and March 27, 2021 was $42.00 and $15.96, respectively.
Performance-based Restricted Stock Unit Awards ("PRSUs")
A summary of PRSU activity during the nine months ended April 2, 2022 is as follows:

Number of Non-vested PRSUs
(millions)
Non-vested at July 3, 2021	1.0
Granted	0.3
Change due to performance condition achievement	(0.1)
Vested	—
Forfeited	—
Non-vested at April 2, 2022	1.2
The PRSU awards included in the non-vested amount are based on certain Company-specific financial metrics. The effect of the change due to performance condition on the non-vested amount is recognized at the conclusion of the performance period, which may differ from the date on which the award vests.
The weighted-average grant-date fair value per share of PRSU awards granted during the nine months ended April 2, 2022 and March 27, 2021 was $42.12 and $16.71, respectively.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
11. DEBT
The following table summarizes the components of the Company’s outstanding debt:

	April 2, 2022	July 3, 2021
	(millions)
Current debt:
3.000% Senior Notes due 2022	$400.0	$—
Total current debt	$400.0	$—

Long-term debt:
3.050% Senior Notes due 2032	$500.0	$—
4.125% Senior Notes due 2027	396.6	600.0
3.000% Senior Notes due 2022	—	400.0
4.250% Senior Notes due 2025	303.4	600.0
Total long-term debt	1,200.0	1,600.0
Less: Unamortized discount and debt issuance costs on Senior Notes	(10.2)	(9.3)
Total long-term debt, net	$1,189.8	$1,590.7
During the three and nine months ended April 2, 2022, the Company recognized interest expense related to its debt of $15.3 million and $48.4 million, respectively. During the three and nine months ended March 27, 2021, the Company recognized interest expense related to its debt of $17.3 million and $56.6 million, respectively.
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
Cash Tender Offer
In the second quarter of fiscal 2022, the proceeds from the 2032 Senior Notes were utilized to complete a cash tender offer of $203.4 million and $296.6 million of the outstanding aggregate principal amount of the Company's 2027 Senior Notes (defined below under "4.125% Senior Notes due 2027") and 2025 Senior Notes (defined below under "4.250% Senior Notes due 2025"), respectively. As a result of these cash tender offers completed prior to their scheduled maturities, the transactions were subject to a premium of $22.4 million and $26.8 million for the 2027 Senior Notes and 2025 Senior Notes, respectively. Additionally, the Company recognized $4.5 million of debt issuance costs, tender fees, and unamortized original discount in connection with the transaction. These premiums and costs, which totaled $53.7 million, were recorded as a pre-tax debt extinguishment charge during the second quarter of fiscal 2022. Refer to the first nine months of fiscal 2022, "GAAP to Non-GAAP Reconciliation," in Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
At April 2, 2022, the fair value of the 2032, 2027, 2022, and 2025 Senior Notes was approximately $455.8 million, $401.6 million, $400.7 million, and $307.6 million, respectively, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy. At July 3, 2021, the fair value of the 2027, 2022, and 2025 Senior Notes was approximately $659.3 million, $407.4 million, and $651.9 million, respectively.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
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
On May 19, 2020 (the "Effective Date"), the Company entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility. Under the terms of the Amendment, during the period from the Effective Date until October 2, 2021, the Company maintained available liquidity of $700 million (with available liquidity defined as the sum of unrestricted cash and cash equivalents and available commitments under credit facilities, including the Revolving Credit Facility). This requirement, among others that the Company was subject to during the period from the Effective Date until the compliance certificate was delivered for the fiscal quarter ending July 3, 2021 (the “Covenant Relief Period”), has been fulfilled. Going forward, the Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. The $900 million aggregate commitment amount under the Revolving Credit Facility remained unchanged under the amendment. There were no outstanding borrowings on the Revolving Credit Facility as of April 2, 2022.
Subsequent to the end of the third quarter of fiscal 2022, the Company refinanced and replaced the Revolving Credit Facility by entering into a new revolving credit facility that (i) includes an increased revolving credit facility (the “New Revolving Credit Facility”) from $900.0 million to $1.25 billion, (ii) includes an unsecured $500.0 million Term Loan (the “Term Loan”) and (iii) redefines certain terms within the existing Revolving Credit Facility. Refer to Note 17, "Subsequent Events" for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table shows the fair value measurements of the Company’s financial assets and liabilities at April 2, 2022 and July 3, 2021:

	Level 1		Level 2
	April 2, 2022	July 3, 2021	April 2, 2022	July 3, 2021
	(millions)
Assets:
Cash equivalents(1)	$94.6	$662.0	$0.4	$0.4
Short-term investments:
Time deposits(2)	—	—	0.7	0.7
Commercial paper(2)	—	—	81.9	—
Government securities - U.S.(2)	37.9	—	2.0	—
Corporate debt securities - U.S.(2)	—	—	135.1	—
Other	—	—	9.4	7.4
Long-term investments:
Other	—	—	0.1	0.1
Derivative assets:
Intercompany loan and payable hedges(3)	—	—	0.3	0.3
Liabilities:
Derivative liabilities:
Inventory-related instruments(3)	—	—	1.6	1.2
Intercompany loan and payable hedges(3)	—	—	0.2	—

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
There were no impairment charges recorded during the three and nine months ended April 2, 2022. During the three and nine months ended March 27, 2021, the Company recorded $12.6 million of impairment charges to reduce the carrying amount of certain store assets within property and equipment, net to their estimated fair values. During the three and nine months ended March 27, 2021, the Company recorded $46.2 million and $48.3 million, respectively, of impairment charges to reduce the carrying amount of certain operating lease right-of-use assets to their estimated fair values.
The fair value of store assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amounts and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
13. INVESTMENTS
The following table summarizes the Company’s U.S. dollar-denominated investments, recorded within the Company's Condensed Consolidated Balance Sheets as of April 2, 2022 and July 3, 2021:

	April 2, 2022			July 3, 2021
	Short-term	Long-term	Total	Short-term	Long-term	Total
	(millions)
Available-for-sale investments:
Commercial paper(1)	$81.9	$—	$81.9	$—	$—	$—
Government securities - U.S.(2)	39.9	—	39.9	—	—	—
Corporate debt securities - U.S.(2)	135.1	—	135.1	—	—	—
Available-for-sale investments, total	$256.9	$—	$256.9	$—	$—	$—
Other:
Time deposits(1)	$0.7	$—	$0.7	$0.7	$—	$0.7
Other	9.4	0.1	9.5	7.4	0.1	7.5
Total Investments	$267.0	$0.1	$267.1	$8.1	$0.1	$8.2

(1)These securities have original maturities greater than three months and are recorded at fair value.
(2)These securities as of April 2, 2022 have maturity dates during the 2022 calendar year and are recorded at fair value.
There were no material gross unrealized gains or losses on available-for-sale investments as of the periods ended April 2, 2022 and July 3, 2021.
14. INCOME TAXES
The Company's effective tax rate for the three months ended April 2, 2022 was 19.2%, as compared to 3.8% for the three months ended March 27, 2021. The Company's effective tax rate for the nine months ended April 2, 2022 was 18.5%, as compared to 3.1% for the nine months ended March 27, 2021. The increase in effective tax rate for the three months and nine months ended April 2, 2022 is primarily due to the benefit from the net operating loss (“NOL”) carryback claim recognized under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in fiscal year 2021 and the geographic mix of earnings.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company had standby letters of credit, surety bonds and bank guarantees totaling $35.9 million and $40.5 million outstanding at April 2, 2022 and July 3, 2021, respectively. The agreements, which expire at various dates through calendar 2027, primarily collateralize the Company's obligation to third parties for duty, leases, insurance claims and materials used in product manufacturing. The Company pays certain fees with respect to these instruments that are issued.
Other
The Company had other contractual cash obligations as of April 2, 2022 related to debt repayments. Refer to Note 11, "Debt," for further information. Additionally, the Company had future payment obligations related to executed lease agreements for which the related lease had not yet commenced. Refer to Note 8, "Leases," for further information.
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

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes segment performance for the three and nine months ended April 2, 2022 and March 27, 2021:

	Coach	Kate Spade	Stuart Weitzman	Corporate(1)	Total
	(millions)
Three Months Ended April 2, 2022
Net sales	$1,072.4	$301.5	$63.6	$—	$1,437.5
Gross profit	780.0	189.4	35.7	—	1,005.1
Operating income (loss)	285.5	10.3	(6.3)	(120.0)	169.5
Income (loss) before provision for income taxes	285.5	10.3	(6.3)	(137.8)	151.7
Depreciation and amortization expense(2)	19.2	9.7	2.1	17.5	48.5
Additions to long-lived assets(3)	15.9	3.5	0.2	27.6	47.2

Three Months Ended March 27, 2021
Net sales	$963.5	$252.4	$57.4	$—	$1,273.3
Gross profit	718.0	160.2	33.7	—	911.9
Operating income (loss)	251.4	(8.7)	(17.5)	(108.5)	116.7
Income (loss) before provision for income taxes	251.4	(8.7)	(17.5)	(129.8)	95.4
Depreciation and amortization expense(2)	32.1	14.1	5.4	14.9	66.5
Additions to long-lived assets(3)	5.4	0.8	0.9	12.1	19.2

Nine Months Ended April 2, 2022
Net sales	$3,712.3	$1,101.4	$245.9	$—	$5,059.6
Gross profit	2,689.2	696.6	145.4	—	3,531.2
Operating income (loss)	1,124.5	131.2	5.5	(333.9)	927.3
Income (loss) before provision for income taxes	1,124.5	131.2	5.5	(442.7)	818.5
Depreciation and amortization expense(2)	59.3	30.7	6.4	51.7	148.1
Additions to long-lived assets(3)	46.4	10.2	1.3	61.0	118.9

Nine Months Ended March 27, 2021
Net sales	$3,064.2	$868.4	$198.3	$—	$4,130.9
Gross profit	2,251.0	547.4	117.4	—	2,915.8
Operating income (loss)	933.4	73.3	(5.6)	(292.8)	708.3
Income (loss) before provision for income taxes	933.4	73.3	(5.6)	(346.0)	655.1
Depreciation and amortization expense(2)	80.4	35.8	10.8	42.2	169.2
Additions to long-lived assets(3)	25.1	9.4	2.2	32.2	68.9

(1)    Corporate, which is not a reportable segment, represents certain costs that are not directly attributable to a brand. These costs primarily include administration and certain costs for information systems.
(2)    Depreciation and amortization expense includes $1.7 million and $2.0 million of Acceleration Program costs for the three and nine months ended March 27, 2021. Depreciation and amortization expense for the segments includes an allocation of expense related to assets which support multiple segments.
(3)    Additions to long-lived assets for the reportable segments primarily includes store assets as well as assets that support a specific brand. Corporate additions include all other assets which includes Corporate assets and assets that support all segments. As such, depreciation expense for these assets may be subsequently allocated to a reportable segment. Additionally, additions to long-lived assets include costs relating to cloud computing implementation, which are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.

TAPESTRY, INC.

Notes to Condensed Consolidated Financial Statements (continued)
17. SUBSEQUENT EVENTS
Subsequent to April 2, 2022, the Company announced that its Board of Directors had authorized the additional repurchase of up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). This authorization is incremental to the Company's existing authorization, under which $350.2 million remains. Pursuant to this program, purchases of the Company's common stock will be made subject to market conditions and at prevailing market prices, through open market purchases, including, but not limited to, repurchases made under purchase agreements under Rule 10b5-1. Repurchased shares of common stock will become authorized but unissued shares. These shares may be issued in the future for general corporate and other purposes. In addition, the Company may terminate or limit the stock repurchase program at any time.
Additionally, subsequent to April 2, 2022, the Company refinanced and replaced its $900.0 million Revolving Credit Facility by entering into a new revolving credit facility that (i) includes an increased revolving credit facility (the “New Revolving Credit Facility”) from $900.0 million to $1.25 billion, (ii) includes an unsecured $500.0 million Term Loan (the “Term Loan”) and (iii) redefines certain terms within the existing Revolving Credit Facility. Both the New Revolving Credit Facility and Term Loan (collectively, the “New Credit Facility”) will mature on May 11, 2027. The Term Loan includes a two-month delayed draw period from the closing date. The proceeds from the Term Loan will be utilized to satisfy the Company’s remaining obligation under the 3.000% Senior Notes due 2022 and for general corporate purposes. These actions support the Company's incremental share repurchase activity, while maintaining financial flexibility. There were no outstanding borrowings on the New Credit Facility during the subsequent event period.

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
Acceleration Program
The guiding principle of the Company’s multi-year growth agenda under the Acceleration Program is to better meet the needs of each of its brands' unique customers by:
•Sharpening our Focus on the Consumer: Operating with a clearly defined purpose and strategy for each brand and an unwavering focus on the consumer at the core of everything we do
•Leveraging Data and Leading with a Digital-First Mindset: Building significant data and analytics capabilities to drive decision-making and increase efficiency; Offering immersive customer experiences across our e-commerce and social channels to meet the needs of consumers who are increasingly utilizing digital platforms to engage with brands; Rethinking the role of stores with an intent to optimize our fleet
•Transforming into a Leaner and More Responsive Organization: Moving with greater agility, simplifying internal processes and empowering teams to act quickly to meet the rapidly changing needs of the consumer
In the third quarter of fiscal 2022, the Company continued to make meaningful progress against its Acceleration Program to sharpen its focus on the consumer, leverage data to lead with a digital-first mindset and transform into a leaner and more responsive organization:
•Recruited over 1.4 million new customers across channels in North America, representing a mid-teens increase versus prior year, with growth in both stores and online;
•Maintained a consumer-centric lens and fostered emotional connections with our customers, resulting in higher average spend, increased repeat transactions and the continued reactivation of lapsed customers across brands;
•Realized another quarter of global average unit retail ("AUR") gains at Coach, Kate Spade, and Stuart Weitzman in each brand's respective core category, reflecting strong brand momentum, the increasing traction of product offerings, and price increases on select items, as well as the continued benefits from structural changes to lessen promotional activity;

•Advanced Digital capabilities through significant investments in the channel, including in talent, to improve the customer experience and drive conversion; and
•Remain on track to realize gross run-rate savings of $300 million in fiscal year 2022, which is funding investments in brand-building activities.
Recent Developments
Covid-19 Pandemic
The disruptions related to Covid-19 have materially adversely impacted our operations, cash flow, and liquidity. The virus has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. These requirements resulted in closures of our directly operated stores globally, as well as our wholesale and licensing partners, causing a significant reduction in sales starting in the third quarter of fiscal 2020. While the vast majority of the Company's stores and locations of our wholesale and licensing partners have reopened, certain have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulations. The Company's performance in the third quarter of fiscal 2022 was adversely impacted as a result of infections due to variants of Covid-19 in certain regions, most notably in Greater China, which resulted in disruptions in business performance including a decline in demand in the region. The Company expects these trends to continue in the near term, however, if infection rates or government restrictions continue to persist over the long-term, the Company's financial results will be negatively impacted from that which is currently expected.
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
The Company has been experiencing other global logistics challenges, such as delays as a result of port congestion, vessel availability, container shortages for imported products and rising freight costs. These challenges are expected to persist throughout fiscal 2022 and into fiscal 2023. To mitigate delays, the strategic use of air freight was used with greater frequency than in the past. Due to these logistical challenges, during the three and nine months ended April 2, 2022, the Company recognized within Cost of sales $62.9 million and $142.6 million, respectively, of incremental freight costs compared to the three and nine months ended March 27, 2021, in order to maintain product flow to meet consumer demand.
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
Crisis in Ukraine
In the third quarter of fiscal 2022, a humanitarian crisis unfolded in Ukraine, which has created significant economic uncertainty in the region. The Company does not have directly operated stores in Russia or Ukraine and has a very minimal distributor and wholesale business which was less than 0.1% of the Company’s total Net sales for fiscal 2021. Starting in the third quarter of fiscal 2022 the Company paused all wholesale shipments to Russia and Ukraine. The Company's total business in Europe represented less than 5% of its fiscal 2021 total Net sales.
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
The outbreak of a novel strain of Covid-19 continues to impact a significant majority of the regions in which we operate, resulting in significant global business disruptions. The widespread impact of Covid-19 resulted in temporary closures of directly operated stores globally, as well as at our wholesale and licensing partners starting in fiscal 2020. Since then, certain directly operated stores and the stores of our wholesale and licensing partners have experienced temporary re-closures or are operating under tighter restrictions in compliance with local government regulation. The Company's performance in the third quarter of fiscal 2022 was adversely impacted as a result of infections due to variants of Covid-19 in certain regions, most notably in Greater China, which resulted in disruptions in business performance including a decline in demand in the region. Covid-19 has also resulted in ongoing supply chain challenges, such as logistic constraints, the closure of certain third-party manufacturers and increased freight costs. Refer to "Recent Developments," herein, for further information.
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
Several organizations that monitor the world's economy, including the International Monetary Fund, continue to forecast growth in the global economy. However, some of these organizations have recently revised the forecast downward since the second quarter of fiscal 2022 primarily to reflect the global economic impact of the crisis in Ukraine. Inflation is expected to remain elevated for longer than in previous forecasts. Additionally, although many parts of the world appear to be moving past the acute phase of the Covid-19 crisis, frequent and wider-ranging lockdowns in Greater China have weighed on private consumption.
Certain markets around the world have been faced with labor shortages, which have not impacted the Company's operations to date. If these trends continue or worsen, it could potentially affect the Company's ability to attract and retain employees for its retail and fulfillment locations in the future.
Furthermore, currency volatility, political instability and potential changes to trade agreements or duty rates may contribute to a worsening of the macroeconomic environment or adversely impact our business. Since fiscal 2019, the U.S. and China have both imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. Additionally, the Company has historically benefited from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences (“GSP”) program. The GSP program expired in the third quarter of fiscal 2021, resulting in additional duties and negatively impacting gross profit. The Company expects the GSP program to be renewed and made retroactive. However, the timing of such renewal is uncertain and not guaranteed. If this renewal does not occur, it will continue to have a negative impact on our results.
Furthermore, certain tax legislation contemplated by the Biden Administration, the Organization for Economic Co-operation and Development, and certain foreign countries would have an adverse impact on our tax rate and financial results if passed as currently communicated.
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

THIRD QUARTER FISCAL 2022 COMPARED TO THIRD QUARTER FISCAL 2021
The following table summarizes results of operations for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions, except per share data)
	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$1,437.5	100.0%	$1,273.3	100.0%	$164.2	12.9%
Gross profit	1,005.1	69.9	911.9	71.6	93.2	10.2
SG&A expenses	835.6	58.1	795.2	62.5	40.4	5.1
Operating income (loss)	169.5	11.8	116.7	9.2	52.8	45.1
Interest expense, net	14.8	1.0	16.9	1.3	(2.1)	(12.9)
Other expense (income)	3.0	0.2	4.4	0.4	(1.4)	(33.6)
Provision (benefit) for income taxes	29.0	2.0	3.7	0.3	25.3	NM
Net income (loss)	122.7	8.5	91.7	7.2	31.0	33.7
Net income (loss) per share:
Basic	$0.47		$0.33		$0.14	43.1
Diluted	$0.46		$0.32		$0.14	43.9

NM - Not meaningful

GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The reported results during the third quarter of fiscal 2022 and fiscal 2021 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.
Third Quarter Fiscal 2022 Items

	Three Months Ended April 2, 2022
		Items Affecting Comparability
	GAAP Basis (As Reported)	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	780.0	—	780.0
Kate Spade	189.4	—	189.4
Stuart Weitzman	35.7	—	35.7
Gross profit(1)	$1,005.1	$—	$1,005.1

SG&A expenses
Coach	494.5	1.5	493.0
Kate Spade	179.1	0.7	178.4
Stuart Weitzman	42.0	(0.1)	42.1
Corporate	120.0	4.2	115.8
SG&A expenses	$835.6	$6.3	$829.3

Operating income (loss)
Coach	285.5	(1.5)	287.0
Kate Spade	10.3	(0.7)	11.0
Stuart Weitzman	(6.3)	0.1	(6.4)
Corporate	(120.0)	(4.2)	(115.8)
Operating income (loss)	$169.5	$(6.3)	$175.8

Provision for income taxes	29.0	7.3	21.7
Net income (loss)	$122.7	$(13.6)	$136.3
Net income (loss) per diluted common share	$0.46	$(0.05)	$0.51

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the third quarter of fiscal 2022 the Company incurred charges as follows:
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily share-based compensation and professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $6.3 million and increased Provision for income taxes by $7.3 million, negatively impacting Net income by $13.6 million or $0.05 per diluted share.

Third Quarter Fiscal 2021 Items

	Three Months Ended March 27, 2021
		Items Affecting Comparability
	GAAP Basis (As Reported)	Acceleration Program	Impairment	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	718.0	—	—	718.0
Kate Spade	160.2	—	—	160.2
Stuart Weitzman	33.7	—	—	33.7
Gross profit(1)	$911.9	$—	$—	$911.9

SG&A expenses
Coach	466.6	4.7	20.4	441.5
Kate Spade	168.9	0.9	19.3	148.7
Stuart Weitzman	51.2	3.4	6.1	41.7
Corporate	108.5	11.4	—	97.1
SG&A expenses	$795.2	$20.4	$45.8	$729.0

Operating income (loss)
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
In the third quarter of fiscal 2021, the Company incurred charges as follows:
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
Tapestry, Inc. Summary – Third Quarter of Fiscal 2022
Currency Fluctuation Effects
The change in net sales and gross margin for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 has been presented both including and excluding currency fluctuation effects. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Net Sales
In addition to comparisons to fiscal year 2021 results, the Company has provided comparisons to certain fiscal year 2019 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, which started in the second half of fiscal year 2020.

	Three Months Ended		Variance
	April 2, 2022	March 27, 2021	Amount	%	Constant Currency Change	% Change versus FY19
	(millions)
Coach	$1,072.4	$963.5	$108.9	11.3%	12.5%	11.1%
Kate Spade	301.5	252.4	49.1	19.4	20.6	7.3
Stuart Weitzman	63.6	57.4	6.2	10.9	10.5	(25.4)
Total Tapestry	$1,437.5	$1,273.3	$164.2	12.9	14.0	8.0
Net sales in the third quarter of fiscal 2022 increased 12.9% or $164.2 million to $1.44 billion. Excluding the effects of foreign currency, net sales increased by 14.0% or $178.2 million.
•Coach Net Sales increased 11.3% or $108.9 million to $1.07 billion in the third quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 12.5% or $120.1 million. This increase in net sales was primarily due to an increase of $83.6 million in the net global retail sales driven by an increase in North America e-commerce sales and global store sales with the exception of a decrease in store sales in Greater China due to Covid-19 related disruptions. This increase in net sales was also partially attributed to a $37.7 million increase in wholesale sales.
•Kate Spade Net Sales increased 19.4% or $49.1 million to $301.5 million in the third quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 20.6% or $52.1 million. This increase in net sales was primarily due to an increase of $38.4 million in net retail sales driven by higher store sales and e-commerce sales in North America. This increase in net sales was also partially attributed to a $15.4 million increase in wholesale sales.
•Stuart Weitzman Net Sales increased 10.9% or $6.2 million to $63.6 million in the third quarter of fiscal 2022. Excluding the impact of foreign currency, net sales increased 10.5% or $6.0 million. This increase was due to a $8.0 million increase in wholesale sales offset by a $2.0 million decrease in net retail sales, which was attributed to a decrease in store sales in Greater China due to Covid-19 related disruptions, partially offset by an increase in store sales in North America and Europe as well as an increase in global e-commerce sales.
Gross Profit

	Three Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$780.0	72.7%	$718.0	74.5%	$62.0	8.6%
Kate Spade	189.4	62.8	160.2	63.5	29.2	18.2
Stuart Weitzman	35.7	56.1	33.7	58.9	2.0	5.7
Tapestry	$1,005.1	69.9	$911.9	71.6	$93.2	10.2
Gross profit increased 10.2% or $93.2 million to $1.01 billion in the third quarter of fiscal 2022 from $911.9 million in the third quarter of fiscal 2021. Gross margin for the third quarter of fiscal 2022 was 69.9% as compared to 71.6% in the third quarter of fiscal 2021. Gross margin decreased 170 basis points and was not materially impacted by foreign currency.
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

•Coach Gross Profit increased 8.6% or $62.0 million to $780.0 million in the third quarter of fiscal 2022 from $718.0 million in the third quarter of fiscal 2021. Gross margin decreased 180 basis points to 72.7% in the third quarter of fiscal 2022 from 74.5% in the third quarter of fiscal 2021. Gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily due to higher inbound freight expense, unfavorable geography mix as well as unfavorable channel mix, partially offset by stronger-than-anticipated sell-throughs and reduced promotional activity.
•Kate Spade Gross Profit increased 18.2% or $29.2 million to $189.4 million in the third quarter of fiscal 2022 from $160.2 million in the third quarter of fiscal 2021. Gross margin decreased 70 basis points to 62.8% in the third quarter of fiscal 2022 from 63.5% in the third quarter of fiscal 2021. Gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily due to higher inbound freight expense, unfavorable channel mix, unfavorable geography mix as well as higher duties, partially offset by reduced promotional activity, favorable pricing actions and product mix as well as stronger-than-anticipated sell-throughs.
•Stuart Weitzman Gross Profit increased 5.7% or $2.0 million to $35.7 million in the third quarter of fiscal 2022 from $33.7 million in the third quarter of fiscal 2021. Gross margin decreased 280 basis points to 56.1% in the third quarter of fiscal 2022 from 58.9% in the third quarter of fiscal 2021. Gross margin on a constant currency basis decreased 10 basis points from the third quarter of fiscal 2021.
Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$494.5	46.1%	$466.6	48.4%	$27.9	6.0%
Kate Spade	179.1	59.4	168.9	66.9	10.2	6.1
Stuart Weitzman	42.0	66.0	51.2	89.4	(9.2)	(18.1)
Corporate	120.0	NA	108.5	NA	11.5	10.5
Tapestry	$835.6	58.1	$795.2	62.5	$40.4	5.1
SG&A expenses increased 5.1% or $40.4 million to $835.6 million in the third quarter of fiscal 2022 as compared to $795.2 million in the third quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 58.1% during the third quarter of fiscal 2022 from 62.5% during the third quarter of fiscal 2021. Excluding items affecting comparability of $6.3 million and $66.2 million in the third quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 13.8% or $100.3 million to $829.3 million from $729.0 million in the third quarter of fiscal 2021. SG&A as a percentage of net sales increased to 57.7% as compared to 57.3% during the third quarter of fiscal 2021.
•Coach SG&A Expenses increased 6.0% or $27.9 million to $494.5 million in the third quarter of fiscal 2022 as compared to $466.6 million in the third quarter of fiscal 2021. SG&A expenses as a percentage of net sales decreased to 46.1% during the third quarter of fiscal 2022 from 48.4% during the third quarter of fiscal 2021. Excluding items affecting comparability of $1.5 million and $25.1 million in the third quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 11.6% or $51.5 million to $493.0 million during the third quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 46.0% in the third quarter of fiscal 2022 from 45.8% in the third quarter of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, an increase in variable distribution costs, and increased compensation costs.
•Kate Spade SG&A Expenses increased 6.1% or $10.2 million to $179.1 million in the third quarter of fiscal 2022 as compared to $168.9 million in the third quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 59.4% during the third quarter of fiscal 2022 from 66.9% during the third quarter of fiscal 2021. Excluding items affecting comparability of $0.7 million and $20.2 million in the third quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 20.0% or $29.7 million to $178.4 million during the third quarter of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 59.2% in the third quarter of fiscal 2022 from 58.9% in the third quarter of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, and an increase in compensation costs.
•Stuart Weitzman SG&A Expenses decreased 18.1% or $9.2 million to $42.0 million in the third quarter of fiscal 2022 as compared to $51.2 million in the third quarter of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 66.0% during the third quarter of fiscal 2022 as compared to 89.4% during the third quarter of fiscal 2021. Excluding items affecting comparability of $(0.1) million and $9.5 million in the third quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 0.9% or $0.4 million to $42.1 million during the third quarter of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 66.2% in the third quarter of fiscal 2022 from 72.8% in the third quarter of fiscal 2021.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 10.5% or $11.5 million to $120.0 million in the third quarter of fiscal 2022 as compared to $108.5 million in the third quarter of fiscal 2021. Excluding items affecting comparability of $4.2 million and $11.4 million in the third quarter of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 19.2% or $18.7 million to $115.8 million in the third quarter of fiscal 2022 as compared to $97.1 million in the third quarter of fiscal 2021. This increase in SG&A expenses was primarily driven by higher compensation costs, higher investments in information technology systems, and an increase in occupancy costs.
Operating Income (Loss)

	Three Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$285.5	26.6%	$251.4	26.1%	$34.1	13.5%
Kate Spade	10.3	3.4	(8.7)	(3.4)	19.0	NM
Stuart Weitzman	(6.3)	(9.9)	(17.5)	(30.5)	11.2	64.0
Corporate	(120.0)	NA	(108.5)	NA	(11.5)	(10.5)
Tapestry	$169.5	11.8	$116.7	9.2	$52.8	45.1
Operating income increased 45.1% or $52.8 million to $169.5 million in the third quarter of fiscal 2022 as compared to an operating income of $116.7 million in the third quarter of fiscal 2021. Operating margin was 11.8% in the third quarter of fiscal 2022 as compared to 9.2% in the third quarter of fiscal 2021. Excluding items affecting comparability of $6.3 million and $66.2 million in the third quarter of fiscal 2022 and fiscal 2021, respectively, operating income decreased 3.9% or $7.1 million to $175.8 million in the third quarter of fiscal 2022 from $182.9 million in the third quarter of fiscal 2021; and operating margin decreased to 12.2% in the third quarter of fiscal 2022 as compared to 14.4% in the third quarter of fiscal 2021.
•Coach Operating Income increased 13.5% or $34.1 million to $285.5 million in the third quarter of fiscal 2022, resulting in an operating margin of 26.6%, as compared to $251.4 million and 26.1%, respectively, in the third quarter of fiscal 2021. Excluding items affecting comparability, Coach operating income increased 3.9% or $10.5 million to $287.0 million from $276.5 million in the third quarter of fiscal 2021; and operating margin was 26.8% in the third quarter of fiscal 2022 as compared to 28.7% in the third quarter of fiscal 2021.
•Kate Spade Operating Income increased $19.0 million to $10.3 million in the third quarter of fiscal 2022, resulting in an operating margin of 3.4%, as compared to an operating loss of $8.7 million and operating margin of (3.4)% in the third quarter of fiscal 2021. Excluding items affecting comparability, Kate Spade operating income decreased 5.4% or $0.5 million to $11.0 million from $11.5 million in the third quarter of fiscal 2021; and operating margin was 3.6% in the third quarter of fiscal 2022 as compared to 4.6% in the third quarter of fiscal 2021.
•Stuart Weitzman Operating Loss decreased 64.0% or $11.2 million to $6.3 million in the third quarter of fiscal 2022, resulting in an operating margin of (9.9)%, as compared to an operating loss of $17.5 million and an operating margin of (30.5)% in the third quarter of fiscal 2021. Excluding items affecting comparability, Stuart Weitzman operating loss decreased 19.1% or $1.6 million to $6.4 million, resulting in an operating margin of (10.2)%, as compared to operating loss of $8.0 million and operating margin of (13.9)% in the third quarter of fiscal 2021.

Interest Expense, net
Interest expense, net decreased 12.9% or $2.1 million to $14.8 million in the third quarter of fiscal 2022 as compared to $16.9 million in the third quarter of fiscal 2021. This decrease in interest expense, net was mainly due to lower interest expense on bonds as well as the repayment of borrowings on the Revolving Credit Facility during fiscal 2021.
Other Expense (Income)
Other expense decreased $1.4 million to an expense of $3.0 million in the third quarter of fiscal 2022 as compared to expense of $4.4 million in the third quarter of fiscal 2021. This decrease in other expense was related to a decrease in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 19.2% in the third quarter of fiscal 2022 as compared to 3.8% in the third quarter of fiscal 2021. Excluding items affecting comparability, the effective tax rate was 13.8% in the third quarter of fiscal 2022 as compared to 10.3% in the third quarter of fiscal 2021. This increase in our effective tax rate was primarily attributable to geographic mix of earnings.
Net Income (Loss)
Net income increased 33.7% or $31.0 million to $122.7 million in the third quarter of fiscal 2022 as compared to $91.7 million in the third quarter of fiscal 2021. Excluding items affecting comparability, net income decreased 6.0% or $8.6 million to $136.3 million in the third quarter of fiscal 2022 as compared to $144.9 million in the third quarter of fiscal 2021. This decrease was primarily due to lower operating income.
Net Income (Loss) per Share
Net income per diluted share increased 43.9% or $0.14 to $0.46 in the third quarter of fiscal 2022 as compared to $0.32 in the third quarter of fiscal 2021. Excluding items affecting comparability, net income per diluted share remained flat at $0.51 in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021.

FIRST NINE MONTHS FISCAL 2022 COMPARED TO FIRST NINE MONTHS FISCAL 2021
The following table summarizes results of operations for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions, except per share data)

	Amount	% of net sales	Amount	% of net sales	Amount	%
Net sales	$5,059.6	100.0%	$4,130.9	100.0%	$928.7	22.5%
Gross profit	3,531.2	69.8	2,915.8	70.6	615.4	21.1
SG&A expenses	2,603.9	51.5	2,207.5	53.4	396.4	18.0
Operating income (loss)	927.3	18.3	708.3	17.1	219.0	30.9
Loss on extinguishment of debt	53.7	1.1	—	—	53.7	NM
Interest expense, net	46.8	0.9	55.0	1.3	(8.2)	14.9
Other expense (income)	8.3	0.2	(1.8)	—	10.1	NM
Provision for income taxes	151.0	3.0	20.7	0.5	130.3	NM
Net income (loss)	667.5	13.2	634.4	15.4	33.1	5.2
Net income (loss) per share:
Basic	$2.47		$2.29		$0.18	8.2
Diluted	$2.42		$2.25		$0.17	7.3

NM - Not meaningful
GAAP to Non-GAAP Reconciliation
The Company’s reported results are presented in accordance with GAAP. The reported results during the first nine months of fiscal 2022 and fiscal 2021 reflect certain items which affect the comparability of our results, as noted in the following tables. Refer to "Non-GAAP Measures" herein for further discussion on the Non-GAAP measures.

First Nine Months of Fiscal 2022 Items

	Nine Months Ended April 2, 2022
		Items Affecting Comparability
	GAAP Basis (As Reported)	Debt Extinguishment	Acceleration Program	Non-GAAP Basis (Excluding Items)
	(millions, except per share data)
Cost of sales
Coach	2,689.2	—	—	2,689.2
Kate Spade	696.6	—	—	696.6
Stuart Weitzman	145.4	—	—	145.4
Gross profit(1)	$3,531.2	$—	$—	$3,531.2

SG&A expenses
Coach	1,564.7	—	4.0	1,560.7
Kate Spade	565.4	—	4.2	561.2
Stuart Weitzman	139.9	—	3.2	136.7
Corporate	333.9	—	20.3	313.6
SG&A expenses	$2,603.9	$—	$31.7	$2,572.2

Operating income (loss)
Coach	1,124.5	—	(4.0)	1,128.5
Kate Spade	131.2	—	(4.2)	135.4
Stuart Weitzman	5.5	—	(3.2)	8.7
Corporate	(333.9)	—	(20.3)	(313.6)
Operating income (loss)	$927.3	$—	$(31.7)	$959.0

Loss on extinguishment of debt	53.7	53.7	—	—

Provision for income taxes	151.0	(12.9)	(0.7)	164.6
Net income (loss)	$667.5	$(40.8)	$(31.0)	$739.3
Net income (loss) per diluted common share	$2.42	$(0.15)	$(0.11)	$2.68

(1)Adjustments within Gross profit are recorded within Cost of sales.
In the first nine months of fiscal 2022 the Company incurred charges as follows:
•Debt Extinguishment - Debt extinguishment charges relate to the premiums, amortization and fees associated with the $500 million cash tender of the Company's 2027 Senior Notes and 2025 Senior Notes in the second quarter of fiscal 2022. Refer to Note 11, "Debt," for further information.
•Acceleration Program - Total charges incurred under the Acceleration Program are primarily share-based compensation and professional fees incurred as a result of the development and execution of the Company's comprehensive strategic initiatives. Refer to the "Executive Overview" herein and Note 5, "Restructuring Activities," for further information.
These actions taken together increased the Company's SG&A expenses by $31.7 million, increased Loss on extinguishment of debt by $53.7 million and decreased Provision for income taxes by $13.6 million, negatively impacting Net income by $71.8 million or $0.26 per diluted share.

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
In the first nine months of fiscal 2021, the Company incurred charges as follows:
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

Tapestry, Inc. Summary – First Nine Months of Fiscal 2022
Currency Fluctuation Effects
The change in net sales and gross margin for the first nine months of fiscal 2022 compared to fiscal 2021 has been presented both including and excluding currency fluctuation effects.
Net Sales
The Company has provided comparisons to certain fiscal year 2019 results, which the Company believes is useful to investors and others in evaluating the Company’s results, due to the significant impact of the Covid-19 pandemic on the Company’s operations and financial results, notably in the second half of fiscal year 2020.

	Nine Months Ended		Variance
	April 2, 2022	March 27, 2021	Amount	%	Constant Currency Change	% Change versus FY19
	(millions)
Coach	$3,712.3	$3,064.2	$648.1	21.2%	20.9%	16.9%
Kate Spade	1,101.4	868.4	233.0	26.8	27.0	6.4
Stuart Weitzman	245.9	198.3	47.6	24.0	22.1	(19.1)
Total Tapestry	$5,059.6	$4,130.9	$928.7	22.5	22.3	12.1
Net sales in the first nine months of fiscal 2022 increased 22.5% or $928.7 million to $5.06 billion. Excluding the effects of foreign currency, net sales increased by 22.3% or $920.5 million.
•Coach Net Sales increased 21.2% or $648.1 million to $3.71 billion in the first nine months of fiscal 2022. Excluding the impact of foreign currency, net sales increased 20.9% or $641.9 million. This increase in net sales was primarily attributed to a net increase of $547.1 million in net retail sales driven by higher e-commerce and store sales in North America, partially offset by a decrease in store sales in Greater China due to Covid-19 related disruptions. This increase in net sales was also partially attributed to a $92.0 million increase in wholesale sales.
•Kate Spade Net Sales increased 26.8% or $233.0 million to $1.10 billion in the first nine months of fiscal 2022. Excluding the impact of foreign currency, net sales increased 27.0% or $234.8 million. This increase in net sales was primarily attributed to a net increase of $195.1 million in net retail sales driven by higher store and e-commerce sales in North America. This increase in net sales was also partially attributed to a $43.6 million increase in wholesale sales.
•Stuart Weitzman Net Sales increased 24.0% or $47.6 million to $245.9 million in the first nine months of fiscal 2022. Excluding the impact of foreign currency, net sales increased 22.1% or $43.8 million. This increase in net sales was attributed to a $26.6 million increase in wholesale sales. This increase in net sales was also attributed to an increase of $17.1 million in net retail sales, primarily driven by higher store and e-commerce sales in North America, partially offset by a decrease in store sales in Greater China due to Covid-19 related disruptions.
Gross Profit

	Nine Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$2,689.2	72.4%	$2,251.0	73.5%	$438.2	19.5%
Kate Spade	696.6	63.2	547.4	63.0	149.2	27.2
Stuart Weitzman	145.4	59.1	117.4	59.2	28.0	23.8
Tapestry	$3,531.2	69.8	$2,915.8	70.6	$615.4	21.1
Gross profit increased 21.1% or $615.4 million to $3.53 billion during the first nine months of fiscal 2022 from $2.92 billion in the first nine months of fiscal 2021. Gross margin for the first nine months of fiscal 2022 was 69.8% as compared to 70.6% in the first nine months of fiscal 2021. Gross margin decreased 80 basis points in the first nine months of fiscal 2022 and was not materially impacted by foreign currency.

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
•Coach Gross Profit increased 19.5% or $438.2 million to $2.69 billion in the first nine months of fiscal 2022 from $2.25 billion in the first nine months of fiscal 2021. Gross margin decreased 110 basis points to 72.4% in the first nine months of fiscal 2022 from 73.5% in the first nine months of fiscal 2021. Gross margin was not materially impacted by foreign currency. This decrease in gross margin was primarily attributed to higher freight costs, unfavorable geography mix as well as unfavorable channel mix, partially offset by reduced promotional activity and stronger-than-anticipated sell-throughs.
•Kate Spade Gross Profit increased 27.2% or $149.2 million to $696.6 million in the first nine months of fiscal 2022 from $547.4 million in the first nine months of fiscal 2021. Gross margin increased 20 basis points to 63.2% in the first nine months of fiscal 2022 from 63.0% in the first nine months of fiscal 2021. Gross margin was not materially impacted by foreign currency. This increase in gross margin was primarily attributed to reduced promotional activity, favorable product mix and pricing actions as well as stronger-than-anticipated sell-throughs, offset by higher inbound freight costs, unfavorable channel mix, unfavorable geography mix, and higher duties.
•Stuart Weitzman Gross Profit increased 23.8% or $28.0 million to $145.4 million during the first nine months of fiscal 2022 from $117.4 million in the first nine months of fiscal 2021. Gross margin decreased 10 basis points to 59.1% in the first nine months of fiscal 2022 from 59.2% in the first nine months of fiscal 2021. On a constant currency basis, gross margin increased 70 basis points. This increase in gross margin was primarily attributed to reduced promotional activity, favorable product mix and pricing actions, and lower duties offset by unfavorable geography mix and unfavorable channel mix.
Selling, General and Administrative Expenses

	Nine Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,564.7	42.2%	$1,317.6	43.0%	$247.1	18.8%
Kate Spade	565.4	51.3	474.1	54.6	91.3	19.3
Stuart Weitzman	139.9	56.9	123.0	62.0	16.9	13.7
Corporate	333.9	NA	292.8	NA	41.1	14.0
Tapestry	$2,603.9	51.5	$2,207.5	53.4	$396.4	18.0
SG&A expenses increased 18.0% or $396.4 million to $2.60 billion in the first nine months of fiscal 2022 as compared to $2.21 billion in the first nine months of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 51.5% during the first nine months of fiscal 2022 as compared to 53.4% during the first nine months of fiscal 2021. Excluding items affecting comparability of $31.7 million and $114.5 million in the first nine months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 22.9% or $479.2 million to $2.57 billion from $2.09 billion the first nine months of fiscal 2021. Excluding items affecting comparability, SG&A expenses as a percentage of net sales increased to 50.8% in the first nine months of fiscal 2022 from 50.7% in the first nine months of fiscal 2021.
•Coach SG&A Expenses increased 18.8% or $247.1 million to $1.56 billion in the first nine months of fiscal 2022 as compared to $1.32 billion in the first nine months of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 42.2% during the first nine months of fiscal 2022 as compared to 43.0% during the first nine months of fiscal 2021. Excluding items affecting comparability of $4.0 million and $41.6 million in the first nine months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 22.3% or $284.7 million to $1.56 billion in the first nine months of fiscal 2022; and SG&A expenses as a percentage of net sales increased to 42.0% in the first nine months of fiscal 2022 from 41.6% in the first nine months of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, increased compensation costs, a decrease in Covid-19 related wage subsidies and rent concessions, and an increase in variable selling and distribution costs.

•Kate Spade SG&A Expenses increased 19.3% or $91.3 million to $565.4 million in the first nine months of fiscal 2022 from $474.1 million in the first nine months of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 51.3% during the first nine months of fiscal 2022 as compared to 54.6% during the first nine months of fiscal 2021. Excluding items affecting comparability of $4.2 million and $23.6 million in the first nine months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 24.6% or $110.7 million to $561.2 million in the first nine months of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 51.0% in the first nine months of fiscal 2022 from 51.9% in the first nine months of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, increased compensation costs, and an increase in variable selling and distribution costs.
•Stuart Weitzman SG&A Expenses increased 13.7% or $16.9 million to $139.9 million in the first nine months of fiscal 2022 as compared to $123.0 million in the first nine months of fiscal 2021. As a percentage of net sales, SG&A expenses decreased to 56.9% during the first nine months of fiscal 2022 as compared to 62.0% during the first nine months of fiscal 2021. Excluding items affecting comparability of $3.2 million and $4.8 million in the first nine months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased 15.6% or $18.5 million to $136.7 million in the first nine months of fiscal 2022; and SG&A expenses as a percentage of net sales decreased to 55.6% in the first nine months of fiscal 2022 from 59.7% in the first nine months of fiscal 2021. This increase in SG&A expenses was primarily due to higher marketing spend, most notably in digital, higher selling costs, and a decrease in Covid-19 related rent concessions and wage subsidies.
•Corporate expenses, which are included within SG&A expenses discussed above but are not directly attributable to a reportable segment, increased 14.0% or $41.1 million to $333.9 million in the first nine months of fiscal 2022 as compared to $292.8 million in the first nine months of fiscal 2021. Excluding items affecting comparability of $20.3 million and $44.5 million in the first nine months of fiscal 2022 and fiscal 2021, respectively, SG&A expenses increased by 26.3% or $65.3 million to $313.6 million in the first nine months of fiscal 2022 as compared to $248.3 million in the first nine months of fiscal 2021. This increase in SG&A expenses was primarily driven by higher compensation costs, the one-time gain on the sale of our corporate office in Hong Kong SAR, China in the first quarter of fiscal 2021 and the one-time gain realized on the deferred purchase price of the Kate Spade joint venture in the second quarter of fiscal 2021.
Operating Income (Loss)

	Nine Months Ended
	April 2, 2022		March 27, 2021		Variance
	(millions)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Coach	$1,124.5	30.3%	$933.4	30.5%	$191.1	20.5%
Kate Spade	131.2	11.9	73.3	8.4	57.9	78.8
Stuart Weitzman	5.5	2.2	(5.6)	(2.8)	11.1	NM
Corporate	(333.9)	NA	(292.8)	NA	(41.1)	(14.0)
Tapestry	$927.3	18.3	$708.3	17.1	$219.0	30.9
Operating income increased 30.9% or $219.0 million to $927.3 million in the first nine months of fiscal 2022 as compared to operating income of $708.3 million in the first nine months of fiscal 2021. Operating margin was 18.3% in the first nine months of fiscal 2022 as compared to 17.1% in the first nine months of fiscal 2021. Excluding items affecting comparability of $31.7 million and $114.5 million in the first nine months of fiscal 2022 and fiscal 2021, respectively, operating income increased $136.2 million to $959.0 million from $822.8 million in the first nine months of fiscal 2021; and operating margin was 19.0% in the first nine months of fiscal 2022 as compared to 19.9% in the first nine months of fiscal 2021.
•Coach Operating Income increased 20.5% or $191.1 million to $1.12 billion in the first nine months of fiscal 2022, resulting in an operating margin of 30.3%, as compared to $933.4 million and 30.5%, respectively, in the first nine months of fiscal 2021. Excluding items affecting comparability, Coach operating income increased 15.8% or $153.5 million to $1,128.5 million from $975.0 million in the first nine months of fiscal 2021; and operating margin was 30.4% in the first nine months of fiscal 2022 as compared to 31.8% in the first nine months of fiscal 2021.
•Kate Spade Operating Income increased 78.8% or $57.9 million to $131.2 million in the first nine months of fiscal 2022, resulting in an operating margin of 11.9%, as compared to operating income of $73.3 million and 8.4%, respectively, in the first nine months of fiscal 2021. Excluding items affecting comparability, Kate Spade operating income increased 39.6% or $38.5 million to $135.4 million from $96.9 million in the first nine months of fiscal 2021;

and operating margin was 12.3% in the first nine months of fiscal 2022 as compared to 11.2% in the first nine months of fiscal 2021.
•Stuart Weitzman Operating Income increased $11.1 million to $5.5 million in the first nine months of fiscal 2022, resulting in an operating margin of 2.2%, as compared to operating loss of $5.6 million in first nine months of fiscal 2021. Excluding items affecting comparability, Stuart Weitzman operating income increased $9.5 million to $8.7 million from and operating loss of $0.8 million in the first nine months of fiscal 2021; and operating margin was 3.5% in the first nine months of fiscal 2022 as compared to an operating loss of 0.4% in the first nine months of fiscal 2021.
Loss on Extinguishment of Debt
In the second quarter of fiscal 2022, the Company early tendered $500 million in aggregate of the Company’s 2027 Senior Notes and 2025 Senior Notes. As a result, the Company incurred a loss on extinguishment of debt of $53.7 million in the first nine months of fiscal 2022, primarily related to the premiums, amortization and fees associated with the partial tender.
Interest Expense, net
Interest expense, net decreased 14.9% or $8.2 million to $46.8 million in the first nine months of fiscal 2022 as compared to $55.0 million in the first nine months of fiscal 2021. This decrease in interest expense, net was due to lower interest expense due to the repayment of the Revolving Credit Facility during fiscal 2021 as well as lower bond interest expense.
Other Expense (Income)
Other income decreased $10.1 million to an expense of $8.3 million in the first nine months of fiscal 2022 as compared to income of $1.8 million in the first nine months of fiscal 2021. This decrease in other income was related to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes
The effective tax rate was 18.5% in the first nine months of fiscal 2022 as compared to 3.1% in the first nine months of fiscal 2021. Excluding items affecting comparability, the effective tax rate was 18.2% in the first nine months of fiscal 2022 as compared to 18.3% in the first nine months of fiscal 2021.
Net Income (Loss)
Net income increased 5.2% or $33.1 million to $667.5 million in the first nine months of fiscal 2022 as compared to net income of $634.4 million in the first nine months of fiscal 2021. Excluding items affecting comparability, net income increased 17.6% or $110.6 million to $739.3 million in the first nine months of fiscal 2022 as compared to $628.7 million in the first nine months of fiscal 2021. This increase was primarily due to higher operating income.
Net Income (Loss) per Share
Net income per diluted share increased 7.3% or $0.17 to $2.42 in the first nine months of fiscal 2022 as compared to $2.25 in the first nine months of fiscal 2021. Excluding items affecting comparability, net income per diluted share increased 19.9% or $0.45 to $2.68 in the first nine months of fiscal 2022 from $2.23 in the first nine months of fiscal 2021. This change was primarily due to higher net income.

NON-GAAP MEASURES
The Company’s reported results are presented in accordance with GAAP. The reported SG&A expenses, operating income, provision for income taxes, net income and earnings per diluted share in the third quarter and the first nine months of fiscal 2022 and fiscal 2021 and the reported loss on extinguishment of debt in the first nine months of fiscal 2022 reflect certain items, including debt extinguishment costs in fiscal 2022, Acceleration Program costs in fiscal 2022 and fiscal 2021, the CARES Act Tax Impact in fiscal 2021 and Impairment costs in fiscal 2021. As a supplement to the Company's reported results, these metrics are also reported on a non-GAAP basis to exclude the impact of these items, along with a reconciliation to the most directly comparable GAAP measures.
The Company has historically reported comparable store sales, which reflects sales performance at stores that have been open for at least 12 months, and includes sales from e-commerce sites. The Company excludes new stores, including newly acquired locations, from the comparable store base for the first twelve months of operation. The Company excludes closed stores from the calculation. Comparable store sales are not adjusted for store expansions. Due to extensive full and partial store closures resulting from the impact of the Covid-19 pandemic, comparable store sales are not reported for the three or nine months ended April 2, 2022 as the Company does not believe this metric is currently meaningful to the readers of its financial statements for this period.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended
	April 2, 2022	March 27, 2021	Change
	(millions)

Net cash provided by operating activities	$616.4	$944.6	$(328.2)
Net cash used in investing activities	(337.5)	(43.6)	(293.9)
Net cash used in financing activities	(1,468.3)	(688.6)	(779.7)
Effect of exchange rate changes on cash and cash equivalents	(12.3)	13.0	(25.3)
Net (decrease) increase in cash and cash equivalents	$(1,201.7)	$225.4	$(1,427.1)
The Company’s cash and cash equivalents decreased by $1.20 billion in the first nine months of fiscal 2022 as compared to an increase of $225.4 million in the first nine months of fiscal 2021, as discussed below.
Net cash provided by operating activities
Net cash provided by operating activities decreased $328.2 million due to changes in operating assets and liabilities of $505.7 million, partially offset by the impact of non-cash adjustments of $90.7 million, loss on extinguishment of debt of $53.7 million and higher net income of $33.1 million.
The $505.7 million decrease in changes in operating asset and liability balances were primarily driven by the following:
•Inventories were a use of cash of $192.2 million in the first nine months of fiscal 2022 compared to a source of cash of $63.9 million in the first nine months of fiscal 2021, primarily driven by higher receipts and increased in transit inventory due to supply chain challenges and increased inbound freight costs compared to prior year.
•Accounts payable were a source of cash of $23.1 million in the first nine months of fiscal 2022 compared to a source of cash of $275.0 million in the first nine months of fiscal 2021, primarily due to the extension of payment terms with certain vendors in fiscal 2021 and higher inventory in transit in fiscal 2022.
•Accrued liabilities were a use of cash of $110.6 million in the first nine months of fiscal 2022 compared to a source of cash of $7.6 million in the first nine months of fiscal 2021, primarily attributed to the Annual Incentive Plan payment as the Company did not pay out under its Annual Incentive Plan during fiscal 2021 (for performance during fiscal year 2020) offset by increased distribution costs driven by higher sales and inbound freight.
•Other assets were a source of cash of $62.3 million in the first nine months of fiscal 2022 compared to a use of cash of $105.7 million in the first nine months of fiscal 2021, primarily attributed to income tax receivables including the NOL carryback claim under the CARES Act filed in fiscal 2021 and the timing of payments and other refunds in the U.S.
Net cash used in investing activities
Net cash used in investing activities in the first nine months of fiscal 2022 was $337.5 million as compared to a use of cash of $43.6 million in the first nine months of fiscal 2021, resulting in a $293.9 million increase in net cash used in investing activities.
The $337.5 million use of cash in the first nine months of fiscal 2022 is primarily due to purchases of investments of $523.4 million and capital expenditures of $75.1 million, partially offset by proceeds from maturities and sales of investments $261.0 million.
The $43.6 million use of cash in the first nine months of fiscal 2021 is primarily due to capital expenditures of $68.9 million, partially offset by cash received from the sale of building of $23.9 million.
Net cash used in financing activities
Net cash used in financing activities was $1.47 billion in the first nine months of fiscal 2022 as compared to a use of cash of $688.6 million in the first nine months of fiscal 2021, resulting in a $779.7 million increase in net cash used in financing activities.
The $1.47 billion of cash used in the first nine months of fiscal 2022 was primarily due to repurchase of common stock of $1.25 billion, repayment of debt of $500.0 million, dividend payments of $202.8 million and the payment of debt extinguishment costs of $50.7 million, partially offset by proceeds from the issuance of debt, net of discount of $498.5 million.

The $688.6 million use of cash in the first nine months of fiscal 2021 was primarily due to repayments on the revolving credit facility of $700.0 million and note payable of $11.5 million, partially offset by proceeds from share-based awards of $37.8 million.
Working Capital and Capital Expenditures
As of April 2, 2022, in addition to our cash flows from operations, our sources of liquidity and capital resources were comprised of the following:

	Sources of Liquidity	Outstanding Indebtedness	Total Available Liquidity(1)
	(millions)
Cash and cash equivalents(1)	$806.0	$—	$806.0
Short-term investments(1)	267.0	—	267.0
Revolving Credit Facility(2)	900.0	—	900.0
3.050% Senior Notes due 2032(3)	500.0	500.0	—
4.125% Senior Notes due 2027(3)	396.6	396.6	—
3.000% Senior Notes due 2022(3)	400.0	400.0	—
4.250% Senior Notes due 2025(3)	303.4	303.4	—
Total	$3,573.0	$1,600.0	$1,973.0

(1)    As of April 2, 2022, approximately 28% of our cash and short-term investments were held outside the United States. The Company will likely repatriate some portion of available foreign cash in the foreseeable future, and has recorded deferred taxes on certain earnings of non-US subsidiaries that are deemed likely to be repatriated.
(2)    In October 2019, the Company entered into a definitive credit agreement whereby Bank of America, N.A., as administrative agent, the other agents party thereto, and a syndicate of banks and financial institutions have made available to the Company a $900.0 million revolving credit facility, including sub-facilities for letters of credit, with a maturity date of October 24, 2024 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) an alternate base rate (which is a rate equal to the greatest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1% or (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%) or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus, in each case, an applicable margin. The applicable margin will be determined by reference to a grid, defined in the Credit Agreement, based on the ratio of (a) consolidated debt plus operating lease liability less excess cash above $300 million to (b) consolidated EBITDAR. Additionally, the Company pays a commitment fee at a rate determined by the reference to the aforementioned pricing grid. The Company must comply on a quarterly basis with a maximum net leverage ratio of 4.0 to 1.0. As of April 2, 2022, there were no borrowings outstanding under the Revolving Credit Facility. Refer to Note 11, "Debt," for further information on our existing debt instruments.
Subsequent to the end of the third quarter of fiscal 2022, the Company refinanced and replaced the Revolving Credit Facility by entering into a new revolving credit facility that (i) includes an increased revolving credit facility (the “New Revolving Credit Facility”) from $900.0 million to $1.25 billion, (ii) includes an unsecured $500.0 million Term Loan (the “Term Loan”) and (iii) redefines certain terms within the existing Revolving Credit Facility. Refer to Note 17, "Subsequent Events" for further information.
(3)    In December 2021, the Company issued $500.0 million aggregate principal amount of 3.050% senior unsecured notes due March 15, 2032 at 99.705% of par (the "2032 Senior Notes") and completed cash tender offers for $203.4 million and $296.6 million of the outstanding aggregate principal amount under its 2027 Senior Notes and 2025 Senior Notes, respectively. In June 2017, the Company issued $600.0 million aggregate principal amount of 2027 Senior Notes, and $400.0 million aggregate principal amount of 3.000% senior unsecured notes due July 15, 2022 at 99.505% of par (the "2022 Senior Notes"). In March 2015, the Company issued $600.0 million aggregate principal amount of 2025 Senior Notes. Furthermore, the indentures for the 2032 Senior Notes, 2027 Senior Notes, 2022 Senior Notes, and 2025 Senior Notes contain certain covenants limiting the Company’s ability to: (i) create certain liens, (ii) enter into certain sale and leaseback transactions and (iii) merge, or consolidate or transfer, sell or lease all or substantially all of the Company’s assets. As of April 2, 2022, no known events of default have occurred. Refer to Note 11, "Debt," for further information on our existing debt instruments.

We believe that our Revolving Credit Facility is adequately diversified with no undue concentrations in any one financial institution. As of April 2, 2022, there were 12 financial institutions participating in the Revolving Credit Facility, with no one participant maintaining a combined maximum commitment percentage in excess of 14%.
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
Reference should be made to our most recent Annual Report on Form 10-K and other filings with the SEC for additional information regarding liquidity and capital resources. The Company expects total fiscal 2022 capital expenditures and cloud computing implementation costs to be approximately $180 million. Certain cloud computing implementation costs are recognized within Prepaid expenses and Other assets on the Condensed Consolidated Balance Sheets.
Seasonality
The Company's results are typically affected by seasonal trends. During the first fiscal quarter, we build inventory for the holiday selling season. In the second fiscal quarter, working capital requirements are reduced substantially as we generate higher net sales and operating income, especially during the holiday months of November and December. Accordingly, the Company’s net sales, operating income and operating cash flows for the three months ended April 2, 2022 are not necessarily indicative of that expected for the full fiscal 2022. However, fluctuations in net sales, operating income and operating cash flows of the Company in any fiscal quarter may be affected by the timing of wholesale shipments and other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as Covid-19.

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
For a complete discussion of our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2021. As of April 2, 2022, there have been no material changes to any of the critical accounting policies.
The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year. In all fiscal years, the fair values of our Coach brand reporting units significantly exceeded their respective carrying values. The fair values of the Kate Spade brand reporting unit and indefinite-lived brand as of the fiscal 2021 testing date exceeded their respective carrying values by approximately 41% and 77%, respectively. Several factors could impact the Kate Spade brand's ability to achieve expected future cash flows, including continued economic volatility and potential operational challenges related to the Covid-19 pandemic, the reception of new collections in all channels, the success of international expansion strategies, the optimization of the store fleet productivity, the impact of promotional activity in department stores, and other initiatives aimed at increasing profitability of the business. Given the relatively small excess of fair value over carrying value as noted above, if profitability trends decline from those that are expected, it is possible that these assets could be impaired.

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
Foreign Currency Exchange Rate Risk
Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than the entity’s functional currency, and from foreign-denominated revenues and expenses translated into U.S. dollars. The majority of the Company's purchases and sales involving international parties, excluding international consumer sales, are denominated in U.S. dollars and, therefore, our foreign currency exchange risk is limited. The Company is exposed to risk from foreign currency exchange rate fluctuations resulting from its operating subsidiaries’ transactions denominated in foreign currencies. To mitigate such risk, certain subsidiaries enter into forward currency contracts. As of April 2, 2022 and July 3, 2021, forward currency contracts designated as cash flow hedges with a notional amount of $43.2 million and $61.4 million, respectively, were outstanding. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to the derivative instruments will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into derivative contracts with carefully selected financial institutions. The Company also reviews the creditworthiness of our counterparties on a regular basis. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty credit risk associated with our derivative contracts as of April 2, 2022.
The Company is also exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans, payables and receivables. This primarily includes exposure to exchange rate fluctuations in the Chinese Renminbi, Japanese Yen, British Pound Sterling and the Euro. To manage the exchange rate risk related to these balances, the Company enters into forward currency contracts. As of April 2, 2022 and July 3, 2021 the total notional values of outstanding forward foreign currency contracts related to these loans, payables and receivables were $195.1 million and $248.2 million, respectively.
The fair value of outstanding forward currency contracts included in current assets at April 2, 2022 and July 3, 2021 was $0.3 million and $0.3 million, respectively. The fair value of outstanding foreign currency contracts included in current liabilities at April 2, 2022 and July 3, 2021 was $1.8 million and $1.2 million, respectively. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. As of April 2, 2022 and July 3, 2021, 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in an immaterial impact on derivative contract fair values.
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
The Company is exposed to changes in interest rates related to the fair value of the Senior Notes. At April 2, 2022, the fair value of the 2032 Senior Notes, 2027 Senior Notes, 2022 Senior Notes, and 2025 Senior Notes was approximately $456 million, $402 million, $401 million, and $308 million, respectively. The fair value of the 2027 Senior Notes and 2025 Senior notes at April 2, 2022 reflects the impact of the $500 million cash tender offer completed during the second quarter of fiscal 2022. Refer to Note 11, "Debt," for further information. At July 3, 2021, the fair value of the 2027 Senior Notes, 2022 Senior Notes, and 2025 Senior Notes was approximately $659 million, $407 million, and $652 million respectively. These fair values are based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and are classified as Level 2 measurements within the fair value hierarchy. The interest rate payable on the 2027 and 2022 Senior Notes will be subject to adjustments from time to time if either Moody’s or S&P or a substitute rating agency (as defined in the Prospectus Supplement furnished with the SEC on June 7, 2017) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the respective Senior Notes of such series.
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

ITEM 4.     CONTROLS AND PROCEDURES
Based on the evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of April 2, 2022.
Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the Company's purchases of shares of common stock during the third quarter of fiscal 2022 related to the Company's share repurchase program:

Fiscal Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
	(in millions, except share data and per share data)
January 2, 2022 - February 5, 2022	—	$—	—	$—
February 6, 2022 - March 5, 2022	5,306,219	39.58	5,306,219	640.0
March 6, 2022 - April 2, 2022	8,181,118	35.43	8,181,118	350.2
Total	13,487,337		13,487,337

(1)    On November 11, 2021, the Company announced the Board of Directors authorized a common stock repurchase program to repurchase up to $1.00 billion of its outstanding common stock (the "2021 Share Repurchase Program"). Subsequent to April 2, 2022, the Company announced that its Board of Directors authorized the additional repurchase of up to $1.50 billion of its outstanding common stock (the "2022 Share Repurchase Program"). This authorization is incremental to the Company's existing authorization, under which $350.2 million remains. Refer to Note 17, "Subsequent Events" for further information. Purchases of the Company's common stock were executed through open market purchases, including through purchase agreements under Rule 10b5-1.

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

Dated: May 12, 2022